Form 10-Q
period 1996-09-30
MAIL WELL INC
filed 1996-11-12
CIK 920321

   ________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
            [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]           No   [  ]



As of November 1, 1996 the Registrant had 12,481,027 shares of Common Stock, $0.01 par value, outstanding.

________________________________________________________________________________

MAIL-WELL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE

PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements
             Unaudited consolidated balance sheets                   3
             Unaudited consolidated statements of operations         4
             Unaudited consolidated statements of cash flows         5
             Notes to unaudited consolidated financial statements    6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  10

PART II -    OTHER INFORMATION

Item 1.      Legal Proceedings                                      19

Item 2.      Changes in securities                                  19

Item 3.      Defaults upon Senior Securities                        19

Item 4.      Submission of matters to a Vote of Securities Holders  19

Item 5.      Other information                                      19

Item 6.      Exhibits and Reports on Form 8-K                       19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------
                                                                September 30,   December 31,
                                                                    1996           1995
----------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Receivables, net                                               $106,776       $ 95,550
   Accounts receivable - other                                       4,442          3,855
   Income tax receivable, net                                        1,236          2,104
   Inventories                                                      68,357         67,598
   Deferred tax asset                                                3,851          3,846
   Other current assets                                              2,895          1,330
                                                                  --------       --------
       Total current assets                                        187,557        174,283
PROPERTY, PLANT AND EQUIPMENT - NET                                197,494        205,096
DEFERRED FINANCING COSTS - NET                                      13,422         15,897
GOODWILL-NET                                                       116,658        101,026
OTHER ASSETS - NET                                                   3,806          4,134
                                                                  --------       --------
TOTAL                                                             $518,937       $500,436
                                                                  ========       ========

CURRENT LIABILITIES
   Accounts payable                                               $ 37,249       $ 31,764
   Accrued compensation and vacation                                21,894         20,216
   Accrued interest                                                  1,309          4,497
   Other current liabilities                                        24,410         17,872
   Current portion of long-term debt and capital leases             15,617         11,523
                                                                  --------       --------
       Total current liabilities                                   100,479         85,872
CAPITAL LEASES                                                       3,052          3,399
BANK BORROWINGS                                                    197,565        207,482
SUBORDINATED NOTES                                                  85,000         85,000
DEFERRED INCOME TAXES                                               17,587         14,853
OTHER LONG TERM LIABILITIES                                            538          1,512
                                                                  --------       --------
       Total liabilities                                           404,221        398,118
                                                                  --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 25,000 shares
    authorized, none issued and outstanding                              -              -
   Common stock, $0.01 par value; 15,000,000 shares
    authorized, 12,936,435 and 12,928,060 shares issued
    and 12,481,027 and 12,472,652 shares (including
    1,298,848 shares held by ESOP) outstanding, respectively           130            130
   Paid-in capital                                                  97,513         96,958
   Unearned ESOP compensation                                       (3,130)        (3,530)
   Retained earnings                                                22,129         10,704
   Cumulative foreign currency translation adjustment                   (2)           (20)
   Pension liability adjustment                                       (211)          (211)
   Treasury stock - at cost; 455,408 shares                         (1,713)        (1,713)
                                                                  --------       --------
       Total stockholders' equity                                  114,716        102,318
                                                                  --------       --------
TOTAL                                                             $518,937       $500,436
                                                                  ========       ========



           See notes to unaudited consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
                                                               Quarter Ended September 30,  Nine Months Ended September 30,
                                                                   1996          1995          1996          1995
                                                              --------------------------------------------------------------
NET SALES                                                     $   200,487    $  160,836   $   579,322    $  414,673

COST OF SALES:
        Materials                                                  87,883        81,634       263,287       204,351
        Labor and other                                            56,303        44,466       158,433       114,936
        Manufacturing                                              10,570         5,845        31,607        16,675
        Depreciation                                                3,971         2,928        11,450         6,814
        Waste recovery                                             (2,174)       (4,852)       (6,465)      (16,105)
                                                              -----------    ----------   -----------    ----------
              Total cost of sales                                 156,553       130,021       458,312       326,671

GROSS PROFIT                                                       43,934        30,815       121,010        88,002

OTHER OPERATING COSTS
        Selling                                                    13,678        10,473        41,339        27,198
        Administrative                                             11,963         9,406        32,094        26,453
        Loss on disposal of assets                                    112             -           711             -
        Amortization                                                1,101           760         3,036         1,893
                                                              -----------    ----------   -----------    ----------
              Total other operating costs                          26,854        20,639        77,180        55,544

OPERATING INCOME                                                   17,080        10,176        43,830        32,458

OTHER EXPENSE
        Interest expense - debt                                     7,036         7,174        21,181        19,461
        Interest expense - amortization
             of deferred financing costs                            1,315           707         2,795         1,686
        Other expense (income)                                          1          (988)          (23)         (792)
                                                              -----------    ----------   -----------    ----------

INCOME BEFORE INCOME TAXES                                          8,728         3,283        19,877        12,103

PROVISION (BENEFIT) FOR INCOME TAXES
        Current                                                     2,292         3,460         5,718         5,425
        Deferred                                                    1,390        (1,647)        2,734           299
                                                              -----------    ----------   -----------    ----------

NET INCOME                                                    $     5,046    $    1,470   $    11,425    $    6,379
                                                              ===========    ==========   ===========    ==========

NET INCOME PER SHARE                                                $0.42         $0.22         $0.96         $1.03

WEIGHTED AVERAGE SHARES
        OUTSTANDING                                            11,922,243     6,734,256    11,871,640     6,201,637


           See notes to unaudited consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------
                                                                 Nine Months Ended September 30,
                                                                        1996        1995
                                                                     ---------------------
CASH FLOW PROVIDED BY (USED IN) OPERATIONS:
   Net income                                                        $  11,425   $   6,379
   Adjustments to reconcile net income (loss) to cash provided by
     (used in) operations:
     Depreciation                                                       11,450       6,814
     Amortization                                                        5,831       3,579
     Accretion of original issue discount                                    -       1,406
     Deferred tax provision                                              2,734         299
     Loss on disposal of assets                                            711           -
     ESOP compensation expense                                           1,089         822
     Foreign currency gain                                                   -          78
     Debt issuance costs                                                     -      (3,333)
     Other                                                                (660)          -
  Change in operating assets and liabilities:
     Receivables                                                        (6,992)    (13,813)
     Inventories                                                        14,662       2,679
     Accounts payable                                                    1,996      (8,068)
     Accrued interest                                                   (3,189)          -
     Current income taxes                                                4,219       2,119
     Other working capital                                                (490)     13,679
     Accrued pension, current and long term                               (367)        332
     Other assets and other long-term liabilities                         (690)        884
                                                                     ---------   ---------
        Net cash provided by operating activities                       41,729      13,856
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Quality                                                (27,560)          -
 Acquisition of Supremex                                                     -     (52,028)
 Acquisition of GAC                                                          -     (35,866)
 Loan to ESOP                                                                -        (450)
 Capital expenditures                                                   (7,902)     (6,278)
 Proceeds from sale of property, plant and equipment                     2,630           -
 Purchase of marketable securities                                           -     (23,025)
 Maturity of temporary cash investments                                    250           -
                                                                     ---------   ---------
        Net cash used in investing activities                          (32,582)   (117,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance                                        15      68,881
 Cash overdrafts                                                        (2,161)      4,266
 Proceeds from long-term debt                                          126,291     175,363
 Repayments of long-term debt                                         (132,745)   (144,418)
 Repayments of capital lease obligations                                  (460)          -
 Repurchase of deferred coupon notes                                         -        (276)
 Equity issuance costs                                                       -         (25)
                                                                     ---------   ---------
        Net cash (used in) provided by financing activities             (9,060)    103,791
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (87)          0
                                                                     ---------   ---------
INCREASE (DECREASE) IN CASH                                                  -           -
                                                                     ---------   ---------
BALANCE AT BEGINNING OF PERIOD                                               -           -
                                                                     ---------   ---------
BALANCE AT END OF PERIOD                                             $       0   $       0
                                                                     =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                           $  24,369   $  18,406
    Cash paid for taxes                                                  4,731       1,796
    Issuance of common stock for compensation                               51           -

           See notes to unaudited consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.     BASIS OF PRESENTATION

       NATURE OF OPERATIONS - Mail-Well, Inc. (the "Company") is the largest printer and manufacturer of envelopes in the United States and Canada competing primarily in the consumer direct market segment of the envelope printing industry in which envelopes are designed and manufactured to customer specifications. The Company is also a leading high impact color printer specializing in printing advertising literature, high-end catalogs and annual reports and is recognized as an innovative provider of quality printed products to leading companies in the United States.

       In September 1995, in connection with an initial public offering of 5,000,000 shares of common stock, the Company converted each share of common stock into 2.842 shares of common stock. All shares and per share information have been restated to reflect the conversion.

       On July 31, 1995, a wholly-owned subsidiary of the Company, Mail-Well I Corporation ("M-W Corp."), acquired all of the outstanding shares of common stock of Supremex, Inc. ("Supremex") a Canadian printer and manufacturer of envelopes (the "Supremex Acquisition"). On August 25, 1995, M-W Corp. acquired all of the outstanding shares of common stock of Graphic Arts Center, Inc. ("GAC"), one of the leading high impact color printers in the United States (the "GAC Acquisition").

       In April 1996, M-W Corp. acquired substantially all of the assets of Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes (the "Quality Acquisition"). The total consideration for the Quality Acquisition was approximately $27.6 million. The Quality Acquisition was financed by amending and restating the current bank credit agreement to add $20,000,000 in term loans to the current facility and to allow the use of funds from the revolver facilities to finance the remainder of the Quality Acquisition.

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

                                      Nine Months Ended September 30,
                                        1996                 1995
                                        ----                 ----
                                      (in millions, except per share)

            Net sales                  $602.6               $637.2
            Net income                  $12.5                $10.9
            Net income per share        $1.06                $0.93


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION - The consolidated financial statements for all periods presented include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            CASH - Cash is managed using zero balance bank accounts.

            INTERIM FINANCIAL INFORMATION - The financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flow for the quarters and periods ended September 30, 1996 and 1995.

            FISCAL PERIOD - Each fiscal quarter includes thirteen weeks. The Company's third fiscal quarter ends on the last Saturday in September. For presentation purposes, however, the fiscal quarter is presented as if it ended on September 30, 1996.

            INVENTORIES -Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market and include the cost of materials, labor and manufacturing overhead.

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

                                           Quarter Ended            Nine Months Ended
                                           September 30,              September 30,
                                          1996       1995           1996         1995
                                          ----       ----           ----         ----
            Common shares             11,656,770  6,612,680     11,654,765    6,144,240
            Common stock equivalents     265,473    121,576        216,875       57,397
                                      ----------  ---------     ----------    ---------
            Total                     11,922,243  6,734,256     11,871,640    6,201,637
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

3.          DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

            INVENTORIES:
                                             September 30, 1996   December 31, 1995

            Raw materials                          $ 26,951            $ 28,344
            Work in process                           6,348              11,544
            Finished goods                           37,682              29,851
            Reserve for obsolescence and loss        (2,177)             (1,694)
            Reserve for LIFO                           (447)               (447)
                                                   --------            --------
 Total                                             $ 68,357            $ 67,598
                                                   ========            ========

            PROPERTY, PLANT AND EQUIPMENT:
                                             September 30, 1996   December 31, 1995

            Land and land improvements              $10,955           $  10,357
            Buildings                                43,349              46,860
            Leasehold improvements                    5,110               2,177
            Machinery and equipment                 144,323             143,843
            Furniture and fixtures                    2,726               3,574
            Automobiles and trucks                      590                 468
            Computers and software                    7,617               6,987
            Construction in progress                  5,762               4,503
                                                   --------            --------
                                                    220,432             218,769
            Less accumulated depreciation           (22,938)            (13,673)
                                                   --------            --------
              Total                                $197,494            $205,096
                                                   ========            ========

4.          LONG-TERM DEBT

            Long-term debt consists of the following (in thousands):

                                       September 30, 1996   December 31, 1995
            Bank Borrowings:
             Revolving Credit Loans         $ 40,998            $ 58,159
             Term Loans                      171,331             160,228
            Other                                234                   -
            Subordinated Notes                85,000              85,000
                                            --------            --------
                                             297,563             303,387
            Less current maturities          (14,998)            (10,905)
                                            --------            --------
            Long-term debt                  $282,565            $292,482
                                            ========            ========

            The bank credit agreement of the Company now provides for $171.3 million in term loans and $90.0 million of revolving credit loans as well as Canadian $20.0 million of revolving credit loans. Borrowings under the bank credit agreement are collateralized by substantially all assets of the Company.

            At September 30, 1996, M-W Corp. had interest rate cap agreements in place for a notional value of $55,000,000. Agreements for a notional value of $20,000,000 provide an effective LIBOR interest rate cap of 8.5% and expire May 16, 1997; agreements for a notional value of $35,000,000 provide an effective LIBOR interest rate cap of 9.0% and expire March 31, 1997.

            At September 30, 1996, M-W Corp. had an outstanding currency rate swap agreement with a notional amount of $46.0 million which involves the exchange of floating rate U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. At September 30, 1996, M-W Corp. has recorded a receivable of $10,000 related to this agreement. This amount represents the difference between the quarter end exchange rate and the fixed exchange rate multiplied by the notional amount of the contract.

5.          SUBSEQUENT EVENTS

            PENDING ACQUISITIONS - In June 1996, the Company announced that Supremex had signed a letter of intent to acquire substantially all of the Canadian assets of Pac National Group Products, Inc. ('PNG"), a Canadian envelope manufacturer based in Ontario. The Bureau of Competition Policy in Canada has issued approval for the transaction. The transaction is subject to negotiation of a definitive acquisition agreement, due diligence and other closing conditions and is scheduled to close in the fourth quarter of 1996.

            In November 1996, the Company announced that GAC signed a purchase agreement to acquire all the outstanding stock of Shepard Poorman Communications, a high impact color printer located in Indianapolis, Indiana. The transaction, which is scheduled to close in the fourth quarter of 1996, is subject to due diligence and other closing conditions.

            RENEGOTIATION OF BANK CREDIT AGREEMENT - In October 1996, the Company announced that it had renegotiated its bank credit facilities, totaling $333 million, with Banque Paribas, the lead agent for its syndicate of banks. The new bank facilities consist of $233 million in senior secured financing and equipment financing plus a $100 million receivable securitization facility. The transaction is expected to close in the fourth quarter of 1996.


                                   * * * * *

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

ACQUISITIONS - On July 31, 1995, the Company acquired Supremex, Inc. ("Supremex"), a Canadian printer and manufacturer of envelopes. On August 25, 1995, the Company acquired Graphic Arts Center, Inc. ("GAC"), a high impact color printer. On April 22, 1996, the Company acquired Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes.

RESULTS OF OPERATIONS

U.S. Envelope
-------------

The following table presents historical financial data for the U.S. Envelope operations of the Company including the operations of Quality since the date of acquisition.

                                        Quarter Ended September 30,                    Nine Months Ended September 30,
                                        --------------------------                     -------------------------------
                                      1996                  1995                        1996                      1995
                                      ----                  ----                        ----                      ----
(dollars in thousands)         $            %           $            %                $            %        $        %
                            ------------------------------------------------  --------------------------------------------------

Net Sales                   $142,017     100.0      $129,452       100.0       $411,373       100.0       $383,289       100.0
Cost of Sales                109,471      77.1       102,502        79.2        319,919        77.8        295,265        77.0
Operating Expenses            16,325      11.5        14,688        11.3         46,682        11.3         46,051        12.0
                            --------     -----      --------       -----       --------       -----       --------       -----

EBITDA                      $ 16,221      11.4      $ 12,262         9.5       $ 44,772        10.9       $ 41,973        11.0
                            ========     =====      ========       =====       ========       =====       ========       =====

Units Sold (in millions)       6,479                   6,441                     18,870                     20,092

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

OPERATIONS OF ACQUIRED BUSINESS - Included in the results for the three and nine months ended September 1996 are the operations of Quality since the date of acquisition. Quality's net sales of $20.7 million for the third quarter of 1996 represents a $2.8 million decline in sales as compared to the same period in 1995. This decline was due to the loss of a major customer (which occurred prior to the acquisition of Quality by the Company) representing $4.0 million in sales offset by sales increases to other customers of $1.2 million. The gross margins for Quality have improved from the prior year due to the discontinuation of certain discounted pricing programs.

The following discussion relates to the U.S. Envelope operations of the Company, exclusive of Quality's operations which are discussed in the preceding paragraph.

NET SALES - Net sales decreased 6.3% for the quarter ended September 1996 compared to September 1995. The average selling price decreased by 6.9% from the average 1995 price, as the Company adjusted its prices in reaction to the decline in the price of paper. Total volume for the U.S. Envelope operations increased 0.6% to 6.5 billion units for the quarter ended September 1996 from
6.4 billion units for the quarter ended September 1995.

COST OF SALES - Cost of sales, as a percentage of sales, was 75.5% for the quarter ended September 1996 compared to 79.2% for the same quarter in 1995 largely due to the impact of the Company's decreased cost of paper in relation to its decreases in selling price. The favorable impact of lower paper costs on gross margin, as a percentage of sales, was partly offset by a fall in proceeds from the sale of waste paper and increases in other costs. Material costs, exclusive of waste recovery revenue, were 42.1% and 47.4% of net sales for the quarters ended September 1996 and 1995, respectively. For the quarter ended September 1996, the average cost of 24# white wove was approximately $36.25 per CWT versus $51.50 for the same period in 1995. Waste recovery revenue declined from 3.7% of sales in the third quarter of 1995 to 1.6% in the third quarter of 1996, as average hard white waste prices dropped from $529 per ton for the quarter ended September 1995 to $234 per ton for the quarter ended September 1996. Labor and other and manufacturing expenses increased to 33.4% of sales in the third quarter of 1996 compared to 31.8% in 1995, primarily due to higher labor costs resulting from wage, salary and benefit increases.

The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its revenue trends than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.58 per thousand units in the third quarter of 1995 to $10.85 per thousand units in the same period in 1996. The increase in material gross margin on a unit basis is attributable to the Company's ability to maintain sales price in a period of declining paper prices. The effect of lower paper prices on material gross margin was partly offset by a decrease in proceeds from the sale of waste paper. Waste recovery revenue declined from $0.75 per thousand units in the third quarter of 1995 to $0.30 per thousand units in 1996 (a dollar decline of $2.9 million).

OPERATING EXPENSES - On a dollar basis, selling and administrative costs declined $0.8 million from third quarter 1995 due to the reduction or elimination of certain functions when businesses have been acquired. However, operating expenses, as a percentage of sales, increased to 12.5% from 11.3%, reflecting the Company's lower net sales caused by lower paper prices.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

OPERATIONS OF ACQUIRED BUSINESS - Included in the results for the nine months ended September 1996 are the operations of Quality since the date of acquisition. Quality's net sales of $41.1 million for the period ended September 1996 represents a $6.2 million decline in sales as compared to the same period in 1995. This decline was due to the loss of a major customer (which occurred prior to the acquisition of Quality by the Company) representing $7.7 million in sales offset by sales increases to other customers of $1.5 million. The gross margins for Quality have improved from the prior year due to the discontinuation of certain discounted pricing programs.

The following discussion relates to the U.S. Envelope operations of the Company, exclusive of Quality's operations which are discussed in the preceding paragraph.


NET SALES - Net sales decreased 3.4% for the nine months ended September 1996 compared to the nine months ended September 1995. The average selling price increased by 2.8% from $19.08 per thousand units in the first nine months of 1995 to $19.62 per thousand units in 1996. The increase was due to a favorable product mix and maintaining selling prices despite decreasing paper costs. Total volume for the U.S. Envelope operations decreased 6.1% to 18.9 billion units for the period ended September 1996 from 20.1 billion units for the period ended September 1995. Volume in 1996 was negatively impacted by lower direct mail and merchant volume in the first half of the year combined with adverse weather in the first quarter.

COST OF SALES - Cost of sales, as a percentage of sales, decreased from 77.0% in the first nine months of 1995 to 76.8% in the same period for 1996. The favorable effect of lower paper costs on gross margin was offset by decreased proceeds from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste recovery revenue, were 45.6% and 49.3% of net sales for the nine months ended September 1996 and 1995, respectively. For the nine months ended September 1996, the average cost of 24# white wove was approximately $38.50 per CWT versus $48.50 for the same period in 1995. Waste recovery revenue declined from 4.2% of sales in the first nine months of 1995 to 1.6% in 1996, as hard white waste prices dropped from an average of $561 per ton in 1995 to $234 per ton in 1996. Labor and other and manufacturing expenses increased to 32.9% of sales in the first nine months of 1996 compared to 32.0% in the first nine months of 1995.

The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.48 per thousand units in the first three quarters of 1995 to $11.00 per thousand units in the same period in 1996. The increase in material gross margin on a unit basis is attributable to the Company's ability to maintain sales price in a period of declining paper prices. The effect of lower paper prices on material gross margin was partly offset by a decrease in proceeds from the sale of waste paper. Waste recovery revenue declined from $0.80 per thousand units in the first three quarters of 1995 to $0.32 per thousand units in 1996.

OPERATING EXPENSES - For the nine months ended September 1996, operating expenses, as a percentage of sales, decreased to 11.9% from 12.0% compared to the same period in 1995. The decrease is due to the reduction or elimination of certain functions when businesses have been acquired, resulting in cost savings.


Canadian Envelope
-----------------

The following table presents financial information with respect to the acquired Supremex operations for the quarters and periods ended September 30, 1996 and 1995. Information for the 1995 quarter and period is derived from historical financial statements prior to the acquisition of Supremex by the Company.

                              Quarter Ended September 30,               Nine Months Ended September 30,
                             ----------------------------            -----------------------------------
                            1996             1995                    1996                1995
                            -----            ------                  -----               -----
(dollars in thousands)      $        %       $         %             $          %        $            %
-----------------------------------------------------------------------------------------------------------------

Net Sales                   $19,665  100.0   $20,672    100.0         $61,991  100.0       $63,379     100.0
Cost of Sales                13,323   67.8    13,482     65.2          42,812   69.1        43,100      68.0
Operating Expenses            2,800   14.2     3,896     18.9           8,726   14.1        10,427      16.5
                            -------  -----   -------    -----         -------  -----       -------     -----

EBITDA                      $ 3,542   18.0   $ 3,294     15.9         $10,453   16.8       $ 9,852      15.5
                            =======  =====   =======    =====         =======  =====       =======     =====

Units Sold (in millions)      1,003            1,029                    3,036                3,229


QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

NET SALES - Net sales decreased by 4.9% for the third quarter of 1996 compared to 1995. The units sold decreased by 2.5% compared to the same period in 1995 which is due to the weak demand in the direct mail segment of the envelope market. The average selling price decreased by 2.4% from $20.09 per thousand units in the third quarter of 1995 compared to $19.61 per thousand units in the same period of 1996. The decrease in selling price is due to passing on to customers the reduction in raw material costs as compared to the quarter ended September 30, 1995.

COST OF SALES - Cost of sales for the third quarter of 1996 decreased by 1.2% compared to 1995. This reduction is due to a one time inventory adjustment of $0.7 million included in the 1995 figures. Material gross margin per thousand units sold increased from $9.28 for the third quarter ended September 1995 to $10.78 for the same period of 1996.

OPERATING EXPENSES - The decline in operating expenses, as a percentage of sales, is primarily due to a reduction of professional fees and to the shutdown of the Brantford manufacturing facility. The sales force has been reduced and administrative responsibilities combined with other regions.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES - Net sales in the nine months ended September 1996 decreased by 2.2%. Total volume for the Canadian Envelope operations decreased by 6.0% to 3.0 billion units for the nine months ended September 1996 compared to 3.2 billion units for the same period in 1995 which is due to the weak demand in the direct mail segment of the envelope market. The average selling price increased by 4.0% from $19.63 per thousand units in the nine months ended September 30, 1995 to $20.42 per thousand units in the same period of 1996. The increase was due to a favorable product mix and passing on to customers the reduction in raw material costs as compared to the nine months ended September 30, 1995.

COST OF SALES - Cost of sales decreased by 0.7% for the first nine months of 1996 compared to the same period in 1995. Material costs have decreased 6.0% and this reduction is due to a one time inventory adjustment of $0.7 million included in 1995 and to lower paper prices in 1996. Waste recovery revenue is down from 2.5% of sales to 1.0% of sales in 1996 due to a weaker market. The material gross margin per thousand units sold increased by 5.2% from $10.51 for the nine months ended September 1995 to $11.06 for the same period in 1996.

OPERATING EXPENSES - For the nine months ended September 1996, operating expenses decreased by $1.7 million from the comparable period in 1995. The decrease is mainly the result of the shutdown of the Brantford manufacturing facility and a reduction in professional fees.

HIGH IMPACT COLOR PRINTING
--------------------------

The following table presents financial information with respect to the acquired GAC operations for the quarters and periods ended September 30, 1996 and 1995. Information for the 1995 quarter and period reflects the historical results of GAC prior to the acquisition by the Company.

                           Quarter Ended September 30,           Nine Months Ended September 30,
                          ----------------------------          --------------------------------
                            1996             1995                   1996              1995
                            ----             ----                   ----              ----
(dollars in thousands)       $       %         $     %                $       %         $        %
-----------------------------------------------------------------------------------------------------

Net Sales                 $38,805  100.0   $43,511  100.0         $105,958  100.0    $118,796   100.0
Cost of Sales              29,788   76.8    34,251   78.7           84,131   79.4      91,702    77.2
Operating Expenses          4,712   12.1     6,221   14.3           13,688   12.9      17,426    14.7
                          -------  -----   -------  ------         -------- -----    --------   -----

EBITDA                    $ 4,305   11.1   $ 3,039    7.0         $  8,139    7.7    $  9,668     8.1
                          =======  =====   =======  ======        ========  =====    ========   =====


QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

NET SALES AND COST OF SALES - Net sales decreased 10.8% compared to the quarter ended September 1995 which reflects the competitive market for printing as well as a decline in paper prices, which inflated the prior year's sales. Paper prices dropped to 37.8% of sales for the quarter from 42.8% for the same quarter of the prior year. Gross margin, excluding depreciation, was 23.2% for the quarter ended September 1996 as compared to 21.2% for the period ended September 1995. This improvement reflects lower material costs caused by the decline in paper prices as well as improvements in production efficiency and a reduction in fixed manufacturing costs.

OPERATING EXPENSES - Operating expenses decreased as a percentage of sales from 14.3% to 12.1% because of cost reductions which have been, and continue to be, made which include reductions in spoilage, production supplies, employee counts and travel and entertainment expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES AND COST OF SALES - Net sales decreased 10.8% compared to the nine month period ended September 1995 which reflects the competitive market for printing as well as a decline in paper prices, which inflated the prior year's sales. Paper prices dropped to 38.2% of sales for the nine months from 41.1% for the same period of the prior year. Gross margin, excluding depreciation, was 20.6% for the nine month period ended September 1996 as compared to 22.8% for the same period ended September 1995.

OPERATING EXPENSES - Operating expenses decreased as a percentage of sales from 14.7% to 12.9% because of cost reductions which have been, and continue to be, made which include reductions in spoilage, production supplies, employee counts and travel and entertainment expenses.


CORPORATE EXPENSES
------------------

The following table presents historical financial information for the Company and includes the operations of Supremex, GAC and Quality from the dates of their respective acquisitions.

                                 Quarter Ended September 30,                    Nine Months Ended September 30,
                                 ---------------------------                    -------------------------------
                                 1996                      1995                   1996                   1995
                                 ----                      ----                   ----                   ----
(dollars in thousands)       $         % of sales      $        % of sales    $        % of sales     $      % of sales
                            ---------------------------------------------------------------------------------------------

Corporate Selling
     and Administrative       $1,804        0.8       $1,205        0.7        $ 4,337      0.7       $ 3,615     0.9
Loss on Disposal of Assets       112        -            -          -              711      0.1             -     -
Depreciation                   3,971        2.0        2,928        1.8         11,450      2.0         6,814     1.6
Amortization                   1,101        0.5          760        0.5          3,036      0.5         1,893     0.5
Interest                       8,351        4.2        7,881        4.9         23,976      4.1        21,147     5.1
Other Expense (Income)             1        -           (988)      (0.6)           (23)       -          (792)    -
Income Taxes                   3,682        1.8        1,813        1.1          8,452      1.4         5,724     1.4



DEPRECIATION EXPENSE - Depreciation expense increased for the quarter and nine months ended September 1996 compared to the quarter and year-to-date period in the prior year due to the depreciation of the property acquired in the acquisitions of Supremex, GAC and Quality.

AMORTIZATION EXPENSE - Amortization expense increased due to the amortization of the intangibles acquired in the acquisitions of Supremex, GAC and Quality.

INTEREST EXPENSE - Interest expense increase for the quarter and nine months ended September 1996 was the result of larger debt balances as compared to the same period in 1995 due to the debt incurred in the acquisitions of Supremex, GAC and Quality. Included in the interest expense amount is the amortization of deferred financing costs. The 1995 interest amount also includes the accretion of the discount on the deferred coupon notes which were repurchased in the second half of 1995.

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

INCOME TAXES - The effective tax rate for the nine months ended September 1996 is 42.5% as compared to an effective tax rate of 47.3% for the nine months ended September 1995. The effective tax rate for both periods is higher than the federal statutory rate due to state and provincial income taxes. The rate is less than that in the prior year due to significant tax planning including the reorganization of the U.S. Envelope divisions to minimize state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOW - Net cash provided by operating activities was $41.7 million for the nine months ended September 30, 1996; net cash provided by operating activities totaled $13.9 million for the nine months ended September 30, 1995. The acquisition of Quality required the use of $27.6 million of cash of which $22.5 million was borrowed under the Company's bank credit agreement. Other investing activities for both periods include capital expenditures of $7.9 million for 1996 and $6.3 million for 1995. The 1996 expenditures were offset by the proceeds of $2.6 million from the sale of a manufacturing building in Denver and the sale of equipment.

DEBT OBLIGATIONS - As of September 30, 1996, the Company had borrowed $46.6 million (including $5.6 million in letters of credit) under the revolving credit facility of the Bank Credit Agreement. After giving effect to borrowing base limitations, $55.2 million was available for additional borrowings. Interest rates on the Company's bank debt ranged from 6.75% to 9.25% as of September 30, 1996. The average interest rate was 8.1%.

CAPITAL REQUIREMENTS - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $15.0 to $20.0 million per year on capital expenditures exclusive of acquisitions.

EFFECTS OF INFLATION - The effects of inflation have not been material to the Company. However, due to the competitive nature of its business, it may not always be able to pass on inflationary cost increases in the future. Manufacturing costs may be affected by inflation and the effects of inflation may be experienced by the Company in future periods.

EFFECTS OF FOREIGN CURRENCY - The effects of foreign currency exchange have not been material to the Company to date. The Company recognized a net foreign exchange gain of $43,000 in the first nine months of 1996 which relates, primarily, to U.S. dollar denominated debt borrowed by the Canadian subsidiary. Term loans with a face value of $45.1 million were borrowed in U.S. dollars and are included in the balance sheet of Supremex. Supremex entered into a currency rate swap agreement which involves the exchange of floating U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. This swap agreement is intended to minimize the exchange rate risk to the Company.

SEASONALITY AND ENVIRONMENTAL - The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have an effect on the Company's liquidity and capital resources.

                       ADDITIONAL FINANCIAL INFORMATION

As discussed in Note 5 to the financial statements, the Company renegotiated its bank borrowings. The renegotiated bank borrowings would have had a significant effect on the presentation of the financial statements. The following tables summarize these presentation changes as if the acquisitions of American, Supremex and GAC were completed as of January 1, 1994 and the acquisition of Quality was completed as of January 1, 1995. The Corporate column includes corporate and central expenses plus operating lease expenses on the bank borrowings and another operating lease arrangement. Previously, the property, plant and equipment was presented as owned property on which the Company recorded depreciation and interest expense.

-------------------------------------------------------------------------------------------------------------
                                                       US      Canadian     High Impact
                                                    Envelope   Envelope   Color Printing   Corporate    Total
-------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 1994
----------------------------
Sales                                                 $108.8     $18.6           $36.2      $   -     $163.6
Gross Margin                                            22.1       5.5             8.1       (0.6)      35.1
Operating Income                                         2.5       2.5             1.5       (0.4)       6.1
Other Data:
  Depreciation (included in Gross Margin, above)                                                         4.8
  Amortization                                                                                           0.8
  Interest                                                                                               1.8
  Discount on Sale of Receivables                                                                       (0.8)

-------------------------------------------------------------------------------------------------------------
                                                       US      Canadian     High Impact
                                                    Envelope   Envelope   Color Printing   Corporate    Total
-------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 1994
---------------------------
Sales                                                 $111.9     $17.4           $27.5      $   -     $156.8
Gross Margin                                            26.7       5.0             6.9       (0.6)      38.0
Operating Income                                        10.2       2.0             1.1       (1.2)      12.1
Other Data:
  Depreciation (included in Gross Margin, above)                                                         3.7
  Amortization                                                                                           1.0
  Interest                                                                                               4.5
  Discount on Sale of Receivables                                                                       (0.8)

-------------------------------------------------------------------------------------------------------------
                                                       US      Canadian     High Impact
                                                    Envelope   Envelope   Color Printing   Corporate    Total
-------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 1994
--------------------------------
Sales                                                 $109.7     $17.8           $35.2      $   -     $162.7
Gross Margin                                            25.7       5.3             8.5       (0.6)      38.9
Operating Income                                         9.5       1.6             2.2       (1.2)      12.1
Other Data:
  Depreciation (included in Gross Margin, above)                                                         3.7
  Amortization                                                                                           1.1
  Interest                                                                                               4.3
  Discount on Sale of Receivables                                                                       (0.8)

------------------------------------------------------------------------------------------------------------
                                                       US     Canadian    High Impact
                                                    Envelope  Envelope   Color Printing   Corporate   Total
------------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 1994
-------------------------------
Sales                                                 $114.1     $20.7        $34.8      $   -      $ 169.6
Gross Margin                                            25.5       6.8          7.4       (0.6)        39.1
Operating Income                                         9.6       3.2          1.7       (1.1)        13.4
Other Data:
  Depreciation (included in Gross Margin, above)                                                        3.6
  Amortization                                                                                          1.1
  Interest                                                                                              4.9
  Discount on Sale of Receivables                                                                      (0.8)

------------------------------------------------------------------------------------------------------------
                                                       US     Canadian    High Impact
                                                    Envelope  Envelope   Color Printing   Corporate   Total
------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 1995
----------------------------
Sales                                                 $148.9     $20.6        $39.3      $   -      $ 208.8
Gross Margin                                            32.5       6.1          9.8       (0.6)        47.8
Operating Income                                        13.7       1.8          2.5       (1.8)        16.2
Other Data:
  Depreciation (included in Gross Margin, above)                                                        3.8
  Amortization                                                                                          1.0
  Interest                                                                                              6.5
  Discount on Sale of Receivables                                                                      (1.1)

------------------------------------------------------------------------------------------------------------
                                                       US     Canadian    High Impact
                                                    Envelope  Envelope   Color Printing   Corporate   Total
------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 1995
---------------------------
Sales                                                 $153.2     $22.1        $36.0      $   -      $ 211.3
Gross Margin                                            32.7       7.1          8.0       (0.6)        47.2
Operating Income                                        14.2       3.1          1.6       (1.8)        17.1
Other Data:
  Depreciation (included in Gross Margin, above)                                                        3.8
  Amortization                                                                                          0.5
  Interest                                                                                              7.0
  Discount on Sale of Receivables                                                                      (1.1)

------------------------------------------------------------------------------------------------------------
                                                       US     Canadian    High Impact
                                                    Envelope  Envelope   Color Printing   Corporate   Total
------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 1995
--------------------------------
Sales                                                 $152.9     $20.7        $43.5      $   -      $217.1
Gross Margin                                            29.4       6.5          9.3       (0.6)       44.6
Operating Income                                        11.7       2.7          1.4       (1.8)       14.0
Other Data:
  Depreciation (included in Gross Margin, above)                                                       4.1
  Amortization                                                                                         0.8
  Interest                                                                                             7.3
  Discount on Sale of Receivables                                                                     (1.1)

--------------------------------------------------------------------------------------------------------------
                                                       US      Canadian     High Impact
                                                    Envelope   Envelope   Color Printing   Corporate    Total
--------------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 1995
-------------------------------
Sales                                               $154.2     $23.8           $30.9        $   -       $208.9
Gross Margin                                          30.8       7.6             6.0         (0.6)        43.8
Operating Income                                      14.9       4.3             0.5         (1.9)        17.8
Other Data:
  Depreciation (included in Gross Margin, above)                                                           2.8
  Amortization                                                                                             1.0
  Interest                                                                                                 6.7
  Discount on Sale of Receivables                                                                         (1.1)

--------------------------------------------------------------------------------------------------------------
                                                       US      Canadian     High Impact
                                                    Envelope   Envelope   Color Printing   Corporate    Total
--------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 1996
----------------------------
Sales                                               $151.9     $22.2           $42.9        $   -       $217.0
Gross Margin                                          31.9       6.4             6.9         (0.6)        44.6
Operating Income                                      12.7       3.0             0.9         (1.1)        15.5
Other Data:
  Depreciation (included in Gross Margin, above)                                                           3.5
  Amortization                                                                                             0.9
  Interest                                                                                                 6.3
  Discount on Sale of Receivables                                                                         (1.1)

--------------------------------------------------------------------------------------------------------------
                                                       US      Canadian     High Impact
                                                    Envelope   Envelope   Color Printing   Corporate    Total
--------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 1996
---------------------------
Sales                                               $140.7     $20.2           $24.2        $   -       $185.1
Gross Margin                                          31.0       6.5             5.9         (0.6)        42.8
Operating Income                                      12.6       3.1             0.8         (1.4)        15.1
Other Data:
  Depreciation (included in Gross Margin, above)                                                           3.5
  Amortization                                                                                             1.0
  Interest                                                                                                 6.6
  Discount on Sale of Receivables                                                                         (1.1)

--------------------------------------------------------------------------------------------------------------
                                                       US      Canadian     High Impact
                                                    Envelope   Envelope   Color Printing   Corporate    Total
--------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 1996
--------------------------------
Sales                                               $142.0     $19.7           $38.8        $   -       $200.5
Gross Margin                                          32.6       6.3             9.0         (0.6)        47.3
Operating Income                                      13.7       3.1             3.2         (1.8)        18.2
Other Data:
  Depreciation (included in Gross Margin, above)                                                           3.5
  Amortization                                                                                             1.1
  Interest                                                                                                 6.4
  Discount on Sale of Receivables                                                                         (1.1)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in legal proceedings with Skrudland Photo, Inc. ("Skrudland"). On March 14, 1995, Skrudland filed a lawsuit, Skrudland
                                                                   ---------
Photo, Inc. v. Mail-Well Corporation, d/b/a Mail-Well Envelope, in the District
--------------------------------------------------------------
of Travis County, Texas, 345th Judicial District (Cause No. 94-15915), alleging that the Company manufactured and distributed to Skrudland defective envelopes. Skrudland is seeking monetary damages for actual and consequential damages, costs and expenses of the action, and such other relief as the court may order. The Company has filed a counter-claim against Skrudland for failure to pay, plus interest and attorney's fees.

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS

Exhibit
Number                 Description of Exhibit
------                 ----------------------

3.1 Certificate of Incorporation of the Company, as amended - incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
3.2 Certificate of Amendment of Certificate of Incorporation of the Company dated December 8, 1994 - incorporated by reference from
            Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
3.3 Certificate of Amendment of Certificate of Incorporation of the Company - incorporated by reference from Exhibit 3.3 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
3.4 Bylaws of the Company - incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1 Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company - incorporated by reference from Exhibit
            4.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.2 Indenture dated February 24, 1994 by and between the Company and Shawmut Bank, National Association, as Trustee, with respect to the $39,500,000 in aggregate principal amount of Original Senior Deferred Coupon Notes and Exchange Senior Deferred Coupon Notes due 2006, including the form of Deferred Coupon Note - incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.3 Indenture dated as of February 24, 1994 by and between M-W Corp. and Shawmut Bank, National Association, as Trustee, with respect to the 10-1/2% Original Senior Subordinated Notes and the 10-1/2% Exchange Senior Subordinated Notes due 2004, including the form of Note and the guarantees of the Company, Wisco and Pavey - incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.3.1 Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit 4.3 - incorporated by reference from Exhibit
            4.4.1 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.3.2       Form of Second Supplemental Indenture to the Indenture identified in
            Exhibit 4.3 -incorporated by reference from Exhibit 4.4.2 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.4 Form of Stockholders Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 and Amendment No. 1 thereto - incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.5 Form of Employee Stockholders Agreement among the Company and certain employee holders of the Common Stock effective as of February 24, 1994 -incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.6 Form of American Mail-Well Employee Stockholders Agreement among the Company and certain holders of the Common Stock - incorporated by reference from Exhibit 10.44 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
4.7 Form of Registration Rights Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 - incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.8 Form of Registration Rights Agreement among M-W Corp., the Company and Merrill Lynch effective as of February 24, 1994 - incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.1 Asset Purchase Agreement dated December 7, 1993 by and among GP Envelope, G-P, M- W Corp. and the Company, as amended - incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2 Letter Agreement dated December 13, 1993 by and between Sterling, M-W Corp. and the Company relating to compensation payable by M-W Corp. and the Company to Sterling for services performed in connection with the Acquisition and the financing thereof - incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3 Letter Agreement dated December 13, 1993 by and between The Unicorn Group and Sterling regarding engagement of The Unicorn Group by Sterling -incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4 Letter Agreement dated December 13, 1993 from Saddle River Capital to Sterling regarding engagement of Saddle River Capital by Sterling -incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5 Communications Paper Supply Agreement dated February 24, 1994 between G-P and M-W Corp. - incorporated by reference from Exhibit
            10.11 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.6 Computer Services Agreement dated February 24, 1994 between G-P and M-W Corp. -incorporated by reference from exhibit 10.12 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7 Trademark License Agreement dated February 24, 1994 by and among G-P, Great Northern Nekoosa Corporation and M-W Corp. - incorporated by reference from Exhibit 10.13 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8 Securities Exchange Agreement dated February 22, 1994 by and among the Company First Sterling, Unicorn, The Unicorn Group and Gerald F. Mahoney, including the form of Escrow Agreement by and among the parties to the Securities Exchange Agreement - incorporated by reference from Exhibit 10.14 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.9 Tax Sharing Agreement dated February 24, 1994 among the Company, M-W Corp., Wisco and Pavey - incorporated by reference from Exhibit
            10.15 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.10 General Indemnity Agreement between M-W Corp. and Amwest Surety Insurance Company together with form of Letter of Credit - incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.11 Form of Indemnity Agreement between the Company and each of its officers and directors -incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.12 Form of Indemnity Agreement between M-W Corp. and each of its officers and directors -incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.13 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement -incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.14 Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.15 Company 1994 Stock Option Plan, as amended - incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.16 Form of the Company Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.17 Form of the Company Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.18 Asset Purchase Agreement dated October 31, 1994 by and between American and M-W Corp., as amended - incorporated by reference from
            Exhibit 10.30 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.19 Transition Services Agreement dated December 19, 1994 by and among CC Industries or American and M-W Corp. - incorporated by reference from Exhibit 10.31 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.20 Guaranty dated December 19, 1994, executed by CC Industries in favor of M-W Corp. -incorporated by reference from Exhibit 10.33 of the Company's Registration Statement on Form S-1 dated May 9, 1995. Commitment Letter dated December 19, 1994, from Henry Crown & Company to M-W Corp. -incorporated by reference from Exhibit 10.34 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.22 Second Amended and Restated Credit Agreement dated as of July 31, 1995 by and among M-W Corp., the banks parties thereto and Banque Paribas, as Agent - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.23 Credit Agreement dated as of July 31, 1995 by and among Supremex, M-W Corp., the banks parties thereto and Banque Paribas, as Agent - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.24 Second Amended and Restated Guaranty Agreement dated as of July 31, 1995, executed by the Company in favor of Banque Paribas, as Agent - incorporated by reference from Exhibit 10.24 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.25 Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment Canada Limited and Schroder

            Venture Managers (North America) Inc. - incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.26 Indemnification Escrow Agent dated July 31, 1995, by and among 3159051 Canada Inc., Royal Trust Company of Canada and Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc. - incorporated by reference from Exhibit 10.26 of the Company's' Registration Statement on Form S-1 dated September 21, 1995.
10.27 Guaranty dated July 31, 1995, executed by M-W Corp. in favor of Schroder Investment Canada Limited and Schroder Venture Managers (North America) Inc., as Agents - incorporated by reference from
            Exhibit 10.27 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.28 Securities Purchase Agreement dated as of August 2, 1995, as amended, by and among GAC Acquisition Company, Inc., GAC and the securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.29 Escrow Agreement dated as of August 2, 1995, by and among GAC Acquisition Company, Inc., GAC and securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit
            10.29 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.30 Guaranty dated as of August 2, 1995, by M-W Corp. in favor of McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit
            10.30 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.31 Asset Purchase Agreement dated as of March 31, 1996 by and between Quality Park Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit 1 of the Company's Current Report on Form 8-K dated May 2, 1996.
10.31       Second Amendment to Second Amended and Restated Credit Agreement.


       (B)  REPORTS ON FORM 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAIL-WELL, INC.
                                           (Registrant)


                                      By  /s/ Paul V. Reilly
                                          -------------------------------
                                      Paul V. Reilly
                                      Vice President, Chief Financial Officer


November 12, 1996