Form 10-K
period 1996-12-31
MAIL WELL INC
filed 1997-03-28
CIK 920321

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
             [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                        Commission file number 0-26692

                                MAIL-WELL, INC.
            (Exact name of Registrant as specified in its charter.)

           DELAWARE                                            84-1250533
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  23 INVERNESS WAY EAST, ENGLEWOOD, CO  80112
             (Address of principal executive offices)  (Zip Code)

                                 303-790-8023
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------             -----------------------------------------
Common Stock, $0.01 par value per share             The New York
                                                   Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]        No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

The aggregate market value of the voting stock held by non-affiliates of the registered stock as of March 14, 1997 was $207,013,598.

As of March 14, 1997, the Registrant had 12,487,420 shares of Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting of Stockholders to be held on or about May 7, 1997.

                                      TABLE OF CONTENTS
                                            PART I

                                                                                            Page
                                                                                            ----

Item 1.       Business.....................................................................   1
                     The Company...........................................................   1
                     Products and Services.................................................   2
                     Markets...............................................................   6
                     Marketing and Distribution............................................   8
                     Printing and Manufacturing............................................  10
                     Materials and Supply Arrangements.....................................  12
                     Patents, Trademarks and Brand Names...................................  12
                     Competition...........................................................  12
                     Seasonality...........................................................  13
                     Backlog...............................................................  14
                     Employees.............................................................  14
                     Environmental.........................................................  14
Item 2.       Properties...................................................................  16
Item 3.       Legal Proceedings............................................................  16
Item 4.       Submission of Matters to a Vote of Security Holders..........................  16

                                            PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholders Matters.......  17
                     Dividend Policy.......................................................  17
Item 6.       Selected Financial Data......................................................  18
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................  19
                     Overview..............................................................  19
                     Results of Operations.................................................  21
                     Liquidity and Capital Resources.......................................  25
Item 8.       Financial Statements and Supplementary Data..................................  27
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.........................................................  51

                                            PART III

Item 10.      Directors and Executive Officers of Registrant...............................  51
Item 11.      Executive Compensation.......................................................  53
Item 12.      Security Ownership of Certain Beneficial Owners and Management...............  53
Item 13.      Certain Relationships and Related Transactions...............................  53

                                            PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  54


                                    PART I

ITEM 1.     BUSINESS

THE COMPANY

       Mail-Well, Inc. (the "Company") is the largest printer and manufacturer of envelopes in the United States and Canada and the leading high-impact color printer in the United States. The Company and its subsidiaries operate 50 envelope and commercial printing facilities throughout many of the major metropolitan areas of the United States and Canada.

       Within the envelope printing industry the Company competes primarily in the consumer direct segment of the market in which envelopes are designed, printed and manufactured to customer specifications. The Company and its Canadian subsidiary, Supremex, Inc. ("Supremex") focus their business on customized conventional and specialty envelopes where envelopes generally include unique features, such as vivid color graphics or action devices. The Company purchased both Quality Park Products ("QPP") and Pac National Group Products, Inc. ("PNG") this past year. QPP is a printer of a broad line of custom envelopes and has expanded the Company's business into the fast-growing office products market. PNG, a part of the Company's Supremex operations, is a printer of custom designed envelopes and courier packaging. The addition of PNG solidifies the Company's presence as the largest envelope printer in Canada, with facilities in every province.

       The Company's Graphic Arts Center, Inc. ("GAC") subsidiary is the leading high impact color printer in the United States. GAC specializes in producing advertising literature, high-end catalogs and annual reports and is recognized as an innovative provider of quality printed products to leading companies throughout the United States. GAC acquired Shepard Poorman Communications Corporation ("SPCC") in December 1996. With the addition of SPCC, GAC also prints calendars and four color computer books. GAC operates four state-of-the-art commercial printing facilities, three on the west coast and one in Indianapolis.

       The envelope and commercial printing industries are highly fragmented, with approximately 215 independent envelope companies in the United States and Canada and approximately 37,000 commercial printing companies in the United States. The Company's strategy is to grow both internally and externally. Externally, the Company plans to grow by pursuing acquisition opportunities to capitalize on the consolidation occurring within these industries. Management believes that the fragmented nature of these and related industries, characterized by a large number of small, locally-run and regional facilities, provides the Company the opportunity to acquire local or regional companies that cannot compete as effectively as larger and more efficient companies.
Management intends to continue to focus on the development of a network of strategically located facilities to attract and retain national, regional and local account business and to achieve greater operating efficiencies. Internally, the Company plans to continue to develop and utilize its expansive geographic presence to better serve its larger national accounts while at the same time serving the local market. The Company also intends to cross-utilize its facilities for customers who require both envelopes and commercial printing.

       Management believes that its strategy of growth and market positioning has created, and will continue to create, competitive advantages, including (i) the ability to utilize the Company's network of strategically located plants and sales offices to attract customers that require production from multiple locations, (ii) the ability to realize cost savings as a result of volume related purchases of paper, ink and other raw materials, (iii) the reduction of overhead expense through the consolidation of certain administrative functions for insurance, employee health benefits and financial management, (iv) the ability to increase profitability through the optimization of equipment utilization among facilities, (v) the reduced risk of constraints on paper allocation from suppliers during periods of tight supply due to the significance of the Company's large volume purchases from its suppliers, (vi) the ability to offer customers greater flexibility in meeting their needs due to more available capacity and equipment capabilities and (vii) the ability to combine the responsiveness of a local or regional facility with the advantages of a large company.

       The Company commenced operations in February 1994 with the acquisition of the envelope businesses of Georgia-Pacific ("GP") and Pavey Envelope and Tag Corp. ("Pavey"). In December 1994, the Company acquired the envelope business of American Envelope Company ("American"). In July and August 1995, respectively, the Company acquired Supremex, the largest Canadian printer and manufacturer of envelopes, and GAC, one of the leading high impact color printers in the United States. During 1996, the Company acquired three new companies. In April 1996, the Company acquired QPP, an envelope manufacturer; in November 1996 PNG, a Canadian envelope printer was acquired; and in December 1996 SPCC, a high-impact color printer was acquired.

PRODUCTS AND SERVICES

       ENVELOPE PRINTING

       The approximately $3 billion United States and Canadian envelope market is divided into two primary market segments: (i) customized conventional and specialty envelopes and packaging products sold directly to end users or to independent distributors who sell to end users ("Consumer Direct") and (ii) commodity-oriented products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores ("Wholesale"). The Company competes in the Consumer Direct segment where the greatest growth in recent years has been in printed customized conventional envelopes due primarily to the continued growth of direct mail marketing. The Company has focused a significant part of its marketing resources on the direct mail market and has developed value added features including vivid graphics, multi-colored envelopes, various closures, and interactive devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices. Management believes that many growth opportunities for the envelope industry will continue to be in Consumer Direct specialty envelopes and packaging products. The Company also competes in the Wholesale segment, particularly in the fast-growing office products market. Through its QPP division, the Company manufactures and prints a broad line of custom envelopes, many of which are featured in national catalogs for the office products market.

       Management believes that the Company's success is largely attributable to an emphasis on customer responsiveness and service. The Company's 350 person envelope sales force works closely with customers from product design to delivery. Most of the Company's products are made to customer specifications. In addition to high-quality customized products, the Company offers customers related services, such as flexible "just-in-time" delivery programs, warehousing, inventory management systems and electronic communications systems. The Company has a large number of customers across diverse markets, including the direct mail, commercial, financial services and insurance, forms, government, distributors and resellers, photofinishing, packaging, medical, office products and financial and legal markets. Many of the Company's customers have been supplied by the Company or its predecessors for over ten years.

       CUSTOMIZED CONVENTIONAL ENVELOPES. Customized conventional envelopes range from commercial and mass billing envelopes to large-size proxy, catalog, booklet and annual report envelopes. The Company customizes two general types of conventional envelopes: open side envelopes, on which the flap opens along the longer side of the envelope (such as standard correspondence) and open end envelopes, on which the flap opens along the shorter side of the envelope (such as an inter-office envelope). Custom features include special paper stock, non-standard placement and sizing of windows, printed messages, non-standard sizes, partial or full page graphics on both the exterior and interior of the envelope and special closures, adhesives and perforations.

       SPECIALTY ENVELOPES AND PACKAGING PRODUCTS. Specialty envelopes and packaging products include direct mail advertising envelopes and inserts as well as envelopes and other items used for purposes other than mailing, such as heavy stock medical folders, packaging for CD ROM disks and computer cards, customized tags (ranging from inventory tracking tags with attached multi-form carbons to retail tags for consumer products), courier packaging envelopes, including those made of Tyvek(R), currency and credit card holders, airline and car rental ticket jackets, photofinishing packaging, expandable folders and innovative inter-office envelopes. Management believes that the Company is among the industry leaders in the manufacture of innovative specialty envelopes and packaging products, with a diverse employee base able to adjust and adapt its equipment to produce these products.

       The Company serves the direct mail market by offering products which are designed to entice consumers to open pieces of mail and hold their attention while the marketing messages are delivered. Sample custom features contained in the Company's direct mail products include vivid graphics and interactive features such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices.

       The Company also serves the direct mail market with bind-ins, which are envelopes included in mail order catalogs. A bind-in attaches along the center seam of a mail order catalog, typically providing the consumer with an order form and return envelope. Combination order blanks and envelopes are increasingly used in catalogs. The Company has developed extensive capabilities, enabling it to produce bind-in envelopes in a wide variety of sizes and styles on coated and uncoated paper stocks, utilizing high-quality lithography with options for complex four-color printing. The Company has extended the bind-in format to include multi-page mini-catalogs. Demand for Company products used in catalogs has experienced significant growth in recent years.

       COMMODITY ORIENTED PRODUCTS. Commodity oriented products include those products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores. The Company provides both private label and QPP brand products to customers.

       Plain stock envelopes range from common products such as #10, #8, 9x12 and 10x13 envelopes to less common items such as jewelry repair envelopes and envelopes using special paper and colors. The Company, through its Supremex subsidiary and QPP division, manufactures and stocks for distribution approximately 200 lines of plain stock envelopes.

       TWO-WAY ENVELOPES. Two-way envelopes are envelopes designed to be reused by the recipient, usually to send correspondence or payment back to the original sender. Due to the use of less paper, two-way envelopes are perceived as more environmentally conscious than single-use envelopes. The Company markets two-way envelopes through its Supremex subsidiary. Supremex manufactures the two-way envelope and holds patents on the two-way envelope in both the United States and Canada.

       PREPRESS OPERATIONS. Prior to manufacturing envelopes to fill a specific order, the Company finalizes the design graphics for the order. This design phase traditionally requires a manufacturer to set type, incorporate customer-submitted graphics, photograph the artwork, develop the negative and prepare a plate that will serve to imprint the envelope. The electronic pre-press operation is a fully-automated electronic process which allows the customer to submit its design on a diskette or via modem. The Company can then edit the design on a computer to create the negative from which the printing plate is made. Alternatively, hard copy can be provided by the customer and computer-scanned and edited by the Company to create the negative. This capability is particularly well-suited to the customized and specialty envelope sectors in which the Company has focused its efforts. Management believes that the Company is a leader in the industry in moving toward fully-automated electronic prepress operations. The electronic prepress system greatly reduces the time needed to produce the plates and the number of people involved in the production, thereby enhancing the Company's profitability and its level of customer service.

       DELIVERY SYSTEMS. The Company currently maintains a flexible "just-in-time" delivery program. This program allows customers to receive their products just prior to when they are needed.

       WAREHOUSING SERVICES. A customer will often place an order for significantly more envelopes than it may need at the time. When this occurs, the Company can store the finished product and drop-ship the envelopes on an "as-needed" basis.

       INVENTORY MANAGEMENT SYSTEMS. Inventory management systems are currently being designed, primarily for large national organizations with centralized purchasing and supply departments that service multiple locations. The system will facilitate order processing by giving customers information on usage by item and/or available supply in the Company's warehouses and provides for summary billing.

       EDI. The Company has installed an Electronic Data Communications Interface ("EDI") at many of its facilities. EDI is a direct computer link between customers and the Company which allows orders to be sent electronically. This allows streamlining of the order process which in turn allows for quicker order delivery and more efficient and accurate communications between customers and the Company. EDI also allows customers to make payments electronically.

       HIGH IMPACT COLOR PRINTING

       Management estimates that the domestic commercial printing industry had 1995 sales of approximately $ 3.5 billion. The commercial printing industry in the United States is highly fragmented, primarily comprised of relatively small, local and regional firms. Management estimates that there are approximately 37,000 commercial printing companies in the United States, most of such companies having fewer than 20 employees.

       The Company, through its GAC subsidiary, provides premium high impact color printing services to customers in five main segments. The advertising literature, catalogs, and annual reports, during the fiscal year ended December 31, 1996, accounted for approximately 35%, 20% and 13% of GAC's net sales,
respectively.   With the addition of SPCC, GAC not only increased its sales, but also added additional product segments, including the printing of calendars and four color computer instruction books.

       The levels of quality and customer service GAC provides are well-suited for buyers whose marketing and promotional efforts require superior printed materials to reflect the quality and features of their products, services and corporate images. GAC serves a broad base of customers from across the United States, including major manufacturers, retailers, service organizations and advertising agencies.

       The fine color commercial printing market requires superior quality printing capabilities as well as high levels of customer service. GAC provides its customers with comprehensive prepress, printing and fulfillment services through four technologically advanced production facilities. GAC emphasizes customer service through intensive interaction with customers, including frequent sales calls and constant monitoring of customer satisfaction during the prepress and printing process. Management believes that GAC distinguishes itself from its competitors by the expertise and customer responsiveness associated with GAC's production operations.

       Management believes that the commercial printing industry is undergoing a period of consolidation, driven in part by the rapid pace of technology change. Recent advances in computer-based prepress equipment, for example, now enable commercial printers to output plate-ready film directly from electronic files, allowing for faster and more precise manipulation of images and text prior to printing. Similarly, recent advances in photoimaging technology have greatly increased the quality of the final image produced in the printing process.
These advances have increased the capital requirements for maintaining technologically advanced equipment. Management believes that many local and regional commercial printers lack adequate financial resources to remain competitive in the segments of the fine color commercial printing market in which the Company operates.

       ADVERTISING LITERATURE. Advertising literature ranges from printed brochures and leaflets to color folders, manuals and posters. GAC prints promotional material for both the automotive industry and the high-tech industry in this segment, as well as for a number of foreign companies selling goods in the United States. Industry specific factors often drive demand for printed advertising literature. The increase in competition and growth in sales in the automotive industry in recent years has positively affected the level of spending on automotive brochures.

       CATALOGS. GAC prints both general catalogs and high-end catalogs for a broad base of customers, including many major retailers. The high-end catalog segment requires superior quality printing capability as well as intensive customer service. Within this segment, GAC has printed catalogs for such customers as FAO Schwarz, Neiman-Marcus, Nordstrom and Patagonia.

       ANNUAL REPORTS AND RELATED PRODUCTS. GAC prints annual reports and related products for a number of large public companies. These products often integrate color reproductions and graphs with text and financial statements into a high-quality product which requires extensive prepress and printing services. GAC prints annual reports and related products for many leading companies and has printed annual reports for American Express, Apple Computer, Black & Decker, General Electric, Intel, Monsanto, Starbucks and 3M.

       CALENDARS. GAC prints all types of calendars for a variety of customers. The types of calendars printed by the Company include box, wall, engagement, wire-o and promotional calendars.

       COMPUTER BOOKS. GAC manufactures and prints computer instruction text books. The majority of these computer text books are general reference and "how to" books about computer software. Most of the computer instruction books are four color books.

       QUALITY CUSTOMER SERVICE. GAC's goal is to offer the highest standards in meeting its printing customers' needs with the Company's primary focus on responding quickly and competitively to customer demands and requirements. Many of GAC's production facilities are open 24 hours a day, seven days a week, to allow for timely production of materials. GAC, at certain of its facilities, also offers a number of unique services to its customers such as complimentary transportation between the airport and its offices, in-plant overnight accommodations, on-site meeting rooms and lounge, travel and hotel arrangements, and computers for use by the customers when on-site. In addition, many of the GAC's field representatives travel with the customer to the main facility in Portland to facilitate the processing of the printing work.

MARKETS

       ENVELOPE PRINTING

       The Company seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of printed envelope products and services. In 1996, the Company sold products to more than 40,000 customers. Products are specifically designed and printed to serve various markets and industry segments.

       DIRECT MAIL MARKET. This market comprises advertising and third-class mail delivered directly to consumers through the postal system. The Company's direct mail products consist of customized conventional envelopes which include vivid graphics, action devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices, and bar codes. Due primarily to increased costs, the current trend in direct mail marketing is toward smaller, more focused mailings that depend on the refinement of mailing lists and extensive use of sophisticated database management tools to target specific markets ("database marketing"). Management believes that this trend represents a favorable development for the Company. While database marketing means smaller mailings, it also means more direct mailings overall, using envelopes with the Company's value-added features. In addition, smaller companies which cannot justify participating in mass mailings are able to use database marketing and direct mail in a more cost-efficient manner. Envelopes that support database marketing campaigns typically make extensive use of color, precision graphics and personalized messages which are included in the graphics on the envelope. The Company expects increased opportunities in the direct mail sector to arise from improved means of printing high-quality graphics more quickly and cost effectively.

       COMMERCIAL MARKET. The commercial market consists of manufacturers, professional organizations, utilities, educational institutions and others. Changes in the volume of envelope usage in this market typically track changes in the Gross Domestic Product. Most products sold by the

Company to this market are customized conventional envelopes which are used for such purposes as general correspondence, invoicing and remittance. Customized conventional envelopes have features such as custom corner card imprints, inside tints and custom graphics.

       FINANCIAL SERVICES AND INSURANCE MARKETS. The financial services market includes financial institutions, such as banks, savings and loans, credit unions, mutual funds and others. The insurance market includes companies primarily in the life, health, property and casualty insurance businesses. The Company sells both customized conventional envelopes, specialty envelopes and packaging products to these markets. The Company's products supplied to the financial services market include statement envelopes, drive-through window envelopes, teller helper envelopes, general correspondence envelopes and envelopes used for business transactions, such as personal loans, mortgage loans and inter-office envelopes. Products supplied to the insurance market include envelopes used for premium notices, returns, checks, dividends, statements and general correspondence. The financial services and insurance industries have experienced consolidation over the past several years, and the Company's national account effort was initiated to service the larger, centralized purchasing and supply requirements resulting from consolidations in these markets.

       FORMS MARKET. The Company produces conventional envelopes with customized printing for customers in the forms market. The forms market consists primarily of independent forms distributors and major forms manufacturers who typically do not produce their own envelopes but purchase envelopes from the Company to resell to their customers.

       GOVERNMENT MARKET. In the United States, this market includes the Government Printing Office, the United States Postal Service, the General Services Administration and state and local governments. The Company's government contracts are awarded primarily through a competitive bid process. Such contracts, which are usually of short duration, are primarily fixed price contracts and generally do not contain quantity commitments. These contracts typically contain customary provisions for termination at the convenience of the government without cause and are subject to appropriation of funds. In Canada, this market includes large orders from the federal government, ministries and agencies, and from provincial governments, cities, school boards, universities and hospitals.

       DISTRIBUTORS AND RESELLERS MARKET. The Company has a substantial market share in the distributors and resellers market in Canada and in the U.S. through its QPP division. The Company sells both Consumer Direct and Wholesale products to paper merchants, envelope jobbers and business forms manufacturers. Paper merchants generally sell to printers that, in turn, print the envelopes with letterhead and sell them to consumers. Envelope jobbers are printers who specialize in printing envelopes but no other products. The business forms manufacturers distribute special size envelopes to match their own custom designed forms. To a lesser extent, the Company also sells to stationers, large retailers and greeting card companies who sell the envelopes or distribute them to retailers.

       PHOTOFINISHING PACKAGING, TAGS AND CD ROM PACKAGING. Film processing outlets comprise the photofinishing packaging market. Primary processing outlets include mass merchandisers who have film developed at wholesale labs, mini-labs operating as stand-alone operations and counter services as part of camera shops, as well as drug stores that feature on-site processing of customer film. The Company is a significant supplier of photofinishing packaging products, which require extensive application of color graphics.

       The market for tags is diverse due to the wide range of applications. In the manufacturing sector, tags are used for production tracking, shipping, labeling, raw materials identification, inspection records and safety/hazard warnings. Retail outlets use tags for product description, content identification, care and use instructions, inventory control and promotions.
The Company also prints and produces bar-coded tags for inventory tracking in warehouses and stores.

       The Company is currently developing and selling packaging for CD ROM disks, which management believes is an emerging market within the envelope industry.

       MEDICAL MARKET. The medical market consists of (i) diagnostic imaging equipment and supplies manufacturers, (ii) medical forms companies, (iii) regional independent dealers, and (iv) dealer buying groups, all of which sell to hospitals and clinics across the country. The Company's medical market products include diagnostic imaging or X-ray color coded jackets, category insert jackets, negative preservers, film mailers, file pockets and color-coding labels. These products are designed to provide easy, efficient and reliable filing and mailing systems for doctors and hospitals. The Company has improved its medical products line by utilizing high-quality materials, adding Mylar color-coded labels to jacket edges and custom printing to place additional information on jacket panels.

       FINANCIAL AND LEGAL MARKETS. The legal and financial market consists of legal, accounting and professional offices. The Company sells expanding envelopes, pockets, pressboard folders, envelopes and other filing supplies to these markets. These products are sold primarily through the Company's Kruysman division which sells its products under its brand name Redweld(R) directly to many major accounting firms and law firms.

       OFFICE PRODUCTS MARKET. The office products market includes national wholesale stationers, large national office products dealers and superstores. These products are not generally sold to end users, but are sold in the resale market. Many of the QPP"s office products are featured in national catalogs published for the office products industry.

       COURIER PACKAGING MARKET. The courier packaging market consists of large international air couriers, as well as regional couriers and delivery companies. The Company services a large part of the courier packaging market, primarily through Supremex's PNG division, as well as Mail-Well's Cleveland facility. These products include overnight letter envelopes, multi-walled polyethylene pouches, security envelopes, diagnostic pouches and a broad range of stock and custom corrugated shipping containers.

       HIGH IMPACT COLOR PRINTING

       GAC currently focuses on providing premium fine color printing services to customers in five primary market areas: advertising literature, high-end catalogs, annual reports, calendars and four color computer instruction books. GAC sells many of its products to Fortune 500 Companies, leading edge graphic designers, as well as advertising agencies. Calendars are custom printed for publishers who market them through their own distribution channels. Computer text books are primarily printed for publishers who generally sell to customers through the retail market.

       Management believes that the levels of quality and customer service that GAC provides is well-suited for buyers in these market segments whose marketing efforts require superior printed materials to complement the quality and features of their products, services and corporate images. GAC serves a broad base of customers, including major manufacturers, retailers, service organizations and advertising agencies. GAC draws its customers from across the United States and additionally prints advertising literature for a number of foreign companies selling goods in the United States. During the fiscal year ended December 31, 1996, GAC served in excess of 650 customers, the top 10 customers of which accounted for approximately 27% of GAC's net sales. Due to the project-oriented nature of the commercial printing industry, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. During the fiscal year ended December 31, 1996, GAC's largest customer accounted for approximately 5% of its net sales.

MARKETING AND DISTRIBUTION

       ENVELOPE PRINTING

       As a result of the wide array of applications, customer preferences and order sizes, the Company's marketing and advertising efforts vary significantly among markets and by region. Management believes that the Company's customer responsiveness and service have resulted in the long-term retention of a significant number of its customers. The Company continues to emphasize a more focused national account program to attract customers whose needs are national or cover multiple regions.

       The Company markets the majority of its printed envelope products through a sales force of approximately 350 people who generally work with customers from the initial product design stage through product delivery to ensure that finished products meet both customers' applications and marketing needs. The Company's salespeople represent the primary points of contact for customers in
the Consumer Direct market segment.   Accordingly, the Company attempts to
retain an experienced, well-qualified sales force by providing appropriate training and competitive compensation. Compensation is typically either salary plus commission or straight commission depending on several factors including customer size and type, plant location and order size. Management believes that the Company's sales force provides an important competitive advantage and the Company has been successful in developing loyalty within this important employee group. Many of the Company's salespeople have been employed by the Company for ten years or longer. The Company's sales force is organized by manufacturing facility with salespeople reporting to division managers supplemented by a national accounts group. The Company plans to leverage its sales force by increasing the utilization of plant capabilities as well as the cross-selling of product lines to enhance the performance of each of the Company's regions. Increased coordination among regions will help the Company to compete for national account business, to enhance the internal dissemination of successful new product ideas, to efficiently allocate its production equipment, to share technical expertise and to increase Company-wide selling of specialty products manufactured at selected facilities.

       Products not marketed by the Company's sales force are sold through distributors to better serve selected wholesale markets, geographic regions without direct sales representation and certain specialty markets, including the medical and photofinishing packaging markets. The Company's office products sales staff attends trade shows to market products. These products are also featured in national catalogs produced for the office products market.

       Most of the Company's envelope sales are pursuant to either contracts for a specific number of envelopes or blanket purchase orders. Most blanket purchase orders are for a term of one year or less and for a specified number of envelopes, although there usually is no requirement that envelopes be ordered in any set quantity. Blanket purchase orders may generally be renewed from year to year. Each contract or order is tailored to the specifications of the desired products and therefore there are no Company-wide pricing guidelines. Each plant is responsible for negotiating its own contracts and purchase orders.

       In most United States markets, the Company utilizes its own trucks to make local deliveries. Generally, for shipments over 50 miles, the Company uses common carriers to transport products to customers' locations. These shipments are usually made on a less-than-truckload basis. United Parcel Service is used primarily for low volume shipments (orders of less than 10,000 units). Transportation expenses have been declining as more customers absorb these costs directly. In most Canadian markets, Supremex employs a delivery service to serve customers which has significantly increased Supremex's on-time delivery rate.

       HIGH IMPACT COLOR PRINTING

       GAC markets primarily on a regional basis in the commercial printing industry. GAC maintains a large national sales staff, consisting of approximately 62 salespeople who work out of sales offices across the United States. Management believes that GAC maintains the largest sales staff in the high impact commercial printing industry. GAC's sales staff represents the primary point of contact for many customers and reinforces its policy of providing the highest level of customer service possible. With offices located in many major metropolitan areas, GAC is able to offer greater personalized customer attention, with frequent meetings and calls to existing and potential customers.

PRINTING AND MANUFACTURING

       ENVELOPE MANUFACTURING AND PRINTING

       There are essentially two types of machines used in the envelope manufacturing or "converting" process: (i) high-speed web converting machines, capable of handling on-line large volume orders with multiple colors and numerous features and (ii) die cutter/blanker machines, used primarily for smaller orders to be customized off-line or for orders with certain limited customized features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

       The Company purchases most of its paper in rolls. In the die cutter/blanker process, typically used for small to medium-sized orders of 500,000 units or less, paper is cut into varying sizes by a sheeter. Stacks of sheets are then cut into blanks using either manually-placed dies or by computer-controlled die-cutting machines. In almost all cases, envelopes are imprinted on one or both sides. An adhesive is typically applied to the blank, which is then folded. Large volume envelope orders (generally over 500,000 units) can bypass the separate sheeting and cutting operations to be manufactured directly from the paper roll using the web machine process. The paper is fed as one continuous roll through the equipment where it is printed, cut, folded and glued, emerging as finished envelopes ready for packing and shipping.

       The Company is currently operating its high-speed web machines at levels close to capacity. Accordingly, in order to expand its business efficiently, the Company will require additional high-speed web machines. The availability of web machine capacity not only allows the Company to attract high-volume work, but it frees die cutter/blanker machines and related equipment for utilization on higher-margin, typically smaller volume, specialty work. Management estimates that, based on current utilization of its existing equipment and expected demand, the Company will need approximately 6 to 7 additional high-speed web machines over the next five years representing an aggregate projected capital expenditure of approximately $4.5 million to $5.0 million. Management believes that the Company has adequate manufacturing capacity on its die cutter/blanker machines for current and foreseeable manufacturing requirements.

       Envelope manufacturing equipment typically has a relatively long useful life. The Company's plant engineers are skilled at maintaining and rebuilding equipment, which requires limited capital expenditures and can convert existing equipment to that needed for specialized products, such as those sold to the medical, photofinishing packaging and diskette markets.

       The Company also has established programs to implement new production technologies related to flexographic printing, lithographic web printing and variable imaging technology. Flexographic printing has long been the mainstay of the envelope industry and the Company has flexographic printing capabilities at virtually all of its facilities. The Company continues to implement improvements to its flexographic printing processes which management believes will provide higher-quality products. In addition, the Company also seeks to combine lithographic technology with web converting capability, which will improve the quality of the Company's graphics. The Company also has installed at one manufacturing facility variable imaging process capabilities, which create the flexibility to customize products during the manufacturing process. Envelopes can be individually addressed, bar codes can be added and imprints can be personalized. These technologies have allowed the Company to become a more complete supplier to customers, particularly in the direct mail and photofinishing markets.

       Management believes the Company can enhance its competitive position in the envelope industry through the implementation of improved management systems. The management systems currently being implemented by the Company are designed to improve order flow, improve turnaround capabilities and provide more information with respect to equipment utilization, asset management, customer requirements and product line profitability.

       The process of manufacturing envelopes produces two types of waste. Skeletal waste is the excess paper produced when a die punches the blanks from a sheet. Process waste is generated in the process of setting up a machine to run a job. The Company sells both skeletal and process waste and accounts for such sales as a reduction to cost of sales. For the year ended December 31, 1996, waste sales accounted for approximately $ 8.9 million (1.1% of net sales).
Waste paper prices generally follow the fluctuations in the price of paper. The Company maximizes waste collection yield by using highly automated waste paper segregation systems which utilize a centralized vacuum-driven separation process on the Company's high-speed web systems.

       HIGH IMPACT COLOR PRINTING

       The process of manufacturing in the commercial printing industry combines advanced prepress technology with high-quality color presses and extensive binding and finishing operations.

Many of GAC's facilities are open 7 days a week, 24 hours a day to meet customer printing requirements.

       PREPRESS SERVICES. GAC's prepress services include all the processes necessary to prepare the media (art, photographs, typed copy), go to press, photographically duplicate and/or digitally produce images, separate color images into process colors, assemble films and burn film images onto plates.
GAC uses electronic technology to compose the elements of the individual pages of the project and to create screen tints, produce color blends and retouch photos. These images can then be reviewed for exact color and content. The digital information is then processed to a film plotter for film output. GAC's film plotters are capable of plotting 3600 dots per inch resolution, giving a clean detail of the imagery. GAC has also developed GAC Color Plus(TM), an advanced screening process which allows larger quantities of ink to be used in the printing process, thereby producing a higher quality image than is available using conventional techniques. GAC has capitalized on the market opportunities in this area by building a state of the art electronic pre-press department.

       PRINTING SERVICES. GAC currently operates heatset web presses, including half-webs, full-webs and double-web presses, as well as sheet-fed presses at four production facilities. GAC primarily uses sheet-fed presses for short to medium run jobs. The sheet-fed presses are capable of printing up to two, four, six or eight colors, running at standard press speeds of 6,000 to 10,000 sheets per hour. The web presses are higher-production presses which start with a roll of paper at one end, print on both sides and produce a product which may be folded, glued and perforated on the press. The Company's web presses are capable of simultaneously printing up to 16 colors at one time.

       POSTPRESS AND FULFILLMENT SERVICES. GAC provides extensive postpress and fulfillment services in the final stages of the production cycle. These services include cutting, folding, binding, finishing and distribution of the finished product. GAC also provides warehousing, packaging and distribution services to customers, a critical element to quality service. In addition, GAC maintains a catalog packaging assembly line which uses both computer-printed mailing labels and ink-jet applied addresses to facilitate its customers' mass mailings.

MATERIALS AND SUPPLY ARRANGEMENTS

       ENVELOPE PRINTING

       The primary material needed for the manufacture of envelopes is paper, which in 1996 accounted for approximately 71.0% of the Company's cost of envelope materials and represented approximately 33.1% of net sales related to envelopes. Other materials include cartons/boxes, window film, adhesives and ink. Except for a very small amount of coated paper, envelopes are made primarily from the following major grades of uncoated free-sheet papers: white-wove, unbleached kraft and semi-bleached and bleached kraft. Most of the Company's products are made from white-wove grades.

       Suppliers of white-wove or kraft paper include Georgia-Pacific, Champion Paper, Boise Cascade, International Paper and Union Camp. The Company has an oral agreement with Georgia-Pacific to purchase 45,000 tons of paper during the year ending February 24, 1997.

       Management believes that the Company's large volume paper purchases should continue to ensure the receipt of adequate supplies in the future.

       HIGH IMPACT COLOR PRINTING

       The primary materials used by GAC in the commercial printing industry are paper, ink, film, offset plates, chemicals and solvents, with paper accounting for approximately 87% of total material costs. GAC purchases these materials from a number of suppliers and has not experienced any significant difficulties in obtaining any raw materials necessary for operations. The principal raw material used by GAC in printing operations is high quality heavy-stock paper. GAC expended in excess of $46.7 million for paper supplies for its printing operations for the year ended December 31, 1996. GAC implemented an inventory management system in which a limited number of paper suppliers supply all its paper needs at its Portland facility, while holding and managing paper inventory for this facility. These suppliers are responsible for delivering paper on a "just-in-time" basis directly to GAC's facilities. Management believes that this system has allowed GAC to enhance the flexibility and speed with which it can serve customers, improve pricing on paper purchases, eliminate a significant amount of paper inventory and reduce costs by reducing warehousing capacity.

PATENTS, TRADEMARKS AND BRAND NAMES

       The Company markets products under a number of trademarks and brand names. Additionally, the Company currently owns 36 patents relating to its envelope business, 29 in the United States and 7 in Canada. Two of the patents consist of the United States and Canadian patents for two-way envelopes, which the Company acquired in the Supremex acquisition. The Company's sales do not depend to any significant extent upon any single or related group of patents. The patents expire at various times through 2012.

COMPETITION

       ENVELOPE PRINTING

       The envelope printing and manufacturing industry is extremely fragmented and highly competitive with a few multi-plant and many single-plant companies that primarily service regional and local markets. Manufacturing requirements and technologies do not present significant barriers to entry into the business. The printing and manufacturing processes for most products are readily available and capital outlays are relatively low, although high-speed envelope manufacturing equipment requires significant capital outlays.

       In marketing its products, the Company competes with a few multi-plant and many single-plant companies servicing regional and local markets. The Company also faces competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, interactive video disks, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, management believes that the Company will experience continued demand for envelope products due to (i) the ability of the Company's customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (ii) the ability of the Company's direct mail customers to penetrate desired markets as a result of the widespread deliverability of mail to residences and businesses through the United States Postal Service, and (iii) the ability of the Company's direct mail customers to include return materials in their mail-outs.

       Principal bases of competition are price, quality and service. Although all three are equally important, various customers may emphasize one or more over the others. For example, direct mail customers may consider service and quality to be relatively more important than price. In contrast, an envelope plant's proximity is very important to certain customers due to freight charges and turnaround time.

       HIGH IMPACT COLOR PRINTING

       The commercial printing industry is highly competitive and fragmented. GAC competes against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with GAC in both volume and production quality. Although GAC believes customers are price sensitive, it also believes that customer service and high-quality products are important competitive factors. Management believes GAC provides premium quality and customer service while maintaining competitive prices through stringent cost control efforts.

       The main competitive factors in GAC's markets are customer service, product quality, reliability, flexibility, technical capabilities and price. Management believes GAC competes effectively in each of these areas.

SEASONALITY

       Several Consumer Direct market segments served by the Company, such as photofinishing packaging and certain segments of the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases. Seasonality is offset by the diversity of the Company's other products and markets which are not materially affected by seasonal conditions.

       The commercial printing industry experiences seasonal variations. GAC's revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October, and calendars from May to September. As a result of these seasonal variations, GAC is at or near capacity at certain times during these periods.

BACKLOG

       The Company's envelope production backlog was $58.7 million as of December 31, 1996, compared to $55.8 million at December 31, 1995. Backlog consists only of purchase orders and short-term contracts that are typically filled within three weeks to six months. Orders may generally be rescheduled or canceled by the payment of cancellation charges and costs incurred until the time of cancellation. Therefore, the Company's backlog does not necessarily reflect future sales levels.

       The Company's backlog in its commercial printing segment was $11.3 million as of December 31, 1996. Backlog consists of purchase orders and contracts that are typically filled within 4 to 6 weeks. Backlog does not necessarily reflect future sales levels.

EMPLOYEES

       As of December 31, 1996, the Company employed a total of 6,144 people, including 1,071 classified as salaried, 4,665 as hourly and 408 as salespeople. Approximately 2,046 people employed at the Company's facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and are negotiated separately. Accordingly, management believes that no single collective bargaining agreement is material to the operations of the Company as a whole.

       Except for a five-week walk-out at the Cleveland plant in June 1988, there have been no labor strikes during the last 10 years at any facility now owned by the Company. The 1988 Cleveland strike was settled by reaching a new three-year collective bargaining agreement. The Company considers relations with employees in the United States and Canada to be good.

ENVIRONMENTAL

       The Company's operations are subject to federal, state and local environmental laws and regulations relating to air emissions, waste generation, handling, management and disposal, and at certain facilities, wastewater treatment and discharge. The Company has implemented environmental programs designed to ensure that the Company operates in compliance with the applicable laws and regulations governing environmental protection. The Company's policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. Management believes the Company is in substantial compliance with applicable federal, state and local laws and regulations relating to environmental protection.

       Although the Company does not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations, changing environmental laws and regulations might affect the printing industry as well as the manufacture or transportation of envelopes and related packaging products. For example, the Company will be subject to regulations being developed by the federal Environmental Protection Agency ("EPA") and state environmental agencies to implement the Clean Air Act Amendments of 1990. Accordingly, there can be no assurance that environmental matters resulting in material liabilities or expenditures will not be discovered or that, in the future, material expenditures for environmental matters will not be required by changes in law or regulations.

       The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended (also known as the "Superfund" legislation), imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the costs of investigation and remediation of sites at which there have been releases or threatened releases of hazardous substances. These persons, known as potentially responsible parties ("PRPs"), include the owners and operators of property and persons that generated, disposed of or arranged for the disposal of hazardous substances found at a site. Many states have similar programs. The Company has not been named as a PRP at any Superfund sites as a result of its ongoing operations. Due to waste management and minimization programs implemented by the Company and the Company's current use of permitted hazardous waste disposal facilities, management does not believe that the Company's current operations will give rise to future material liability under CERCLA.

       In the asset purchase agreement related to the Georgia Pacific acquisition ("GP Acquisition"), GP Envelope agreed to retain all liabilities arising from releases of hazardous substances at any off-site locations occurring prior to the closing date of the GP Acquisition (other than the migration of hazardous substances from adjacent locations to the plants or from the plants to adjacent locations ("Migration")). Accordingly, except for liability associated with Migration, if any, the GP Acquisition should not expose the Company to liability under CERCLA for historical off-site disposal practices.

       Additionally, GP Envelope also agreed to indemnify and hold the Company harmless from damages that relate to the use, condition, ownership or operation of any purchased assets or the conduct of GP Envelope on or prior to the closing date of the GP Acquisition, including environmental third party claims. Such damages include on-site liabilities under CERCLA or corresponding state laws attributable to operations prior to the closing date. GP Envelope's indemnification obligation is subject to (i) a $35.0 million limitation and (ii) a six-year term limit. This indemnity also is subject to contribution arrangements with the Company, which begin with GP Envelope paying 90% of the indemnifiable damages in the first two years and decreasing annually to 50% in the sixth year. The indemnity for environmental third party claims is not subject to any contribution arrangements. Conversely, the Company has agreed to indemnify GP Envelope for (i) environmental liabilities incurred subsequent to the closing date, (ii) environmental cleanup liabilities at the sites or related to Migration to or from such sites incurred prior to the closing date, subject to contribution arrangements with GP Envelope, which begin with the Company paying 10% of the indemnifable damages in the first two years increasing annually to 50% in the sixth year, and (iii) third party claims for pre-closing events arising six years after the closing date. Georgia-Pacific guaranteed all of GP Envelope's obligations under the asset purchase agreement related to the GP Acquisition.

       In the asset purchase agreement related to the American Envelope Company acquisition ("American Acquisition"), American agreed to indemnify and hold harmless the Company from certain liabilities and obligations. In addition to an indemnification for certain retained liabilities, the indemnification provides that (i) American's indemnification obligation for out of pocket costs arising out of or related to certain disclosed environmental matters and the presence of any hazardous materials on the purchased assets ("Costs of Remediation") is subject to a $25.0 million limitation and a six year claims period, and (ii) to the extent that a claim consists of costs and expenses related to any Costs of Remediation as to which American is obligated to indemnify the Company, the parties shall contribute and share in the items on a sliding scale, such that American bears 90% of each item of Costs of Remediation for which a claim has been made during the first two years after closing of the American Acquisition, with American's share decreasing by 10% each year thereafter until the sixth anniversary of such closing date, when American's indemnification obligations related to unclaimed Cost of Remediation matters cease. These sharing percentages are fixed based upon the date the claim is made with respect to any claim for Costs of Remediation and the parties' relative obligations with respect to any such claim do not change thereafter. The indemnity for environmental third party claims is not subject to any contribution by the Company.

       In connection with the American Acquisition, American and the Company applied to and/or filed notices with regulatory agencies for the transfer or issuance of all material permits or authorizations relating to the operations of its plants and related facilities, including but not limited to, wastewater permits and air permits. All such permits and authorizations have been transferred or issued, as applicable.

       Environmental claims relating to the properties acquired in the Supremex Acquisition, the GAC Acquisition, the QPP Acquisition, the PNG Acquisition and the SPCC Acquisition are not subject to separate indemnification provisions but are subsumed under the general indemnification provisions of the applicable purchase agreements.

ITEM 2.     PROPERTIES

       The Company occupies 52 envelope printing and commercial printing
facilities in the United States and Canada, 40 of which are leased.   In
addition to on-site storage at each of the foregoing facilities, the Company also stores products in one owned and three leased warehouses. Substantially all of the printing and manufacturing facilities are pledged to secure indebtedness under the bank credit agreements. The Company also leases 9,405 square feet of office space in Englewood, Colorado for its corporate headquarters and 8,573 square feet of office space in Chicago, Illinois for additional corporate headquarters support persons. The Company's Supremex, GAC, PNG and QPP headquarters are each maintained in one of the Company's printing and manufacturing facilities. Management believes that the Company has adequate facilities for the conduct of current and future operations.

ITEM 3.     LEGAL PROCEEDINGS

       The Company and its subsidiaries may from time to time be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary damages or fines would be material.

       The Company settled the Skrudland v. Mail-Well Corporation d/b/a Mail-
                               ---------------------------------------------
Well Envelope lawsuit in December 1996 for $300,000 plus attorney's fees.  The
-------------
settlement amount had already been reserved by the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "MWL." Prior to December 19, 1996 the Company's Common Stock was traded over-the-counter in the Nasdaq National Market System under the symbol "MLWL." As of March 14, 1997, there were 369 shareholders of record and, based on security position listings, the Company believes that it has in excess of 1,500 beneficial owners.

       Following are the range of the high and low sales prices for the Company's Common Stock as reported by the Nasdaq National Market System and New York Stock Exchange during each fiscal quarter for the year ended December 31, 1996.


       QUARTER ENDING:                       HIGH      LOW
       ---------------                      -------  -------

       September 30, 1995 (from 9/22/95)    $ 13.50  $ 13.25

       December 31, 1995                    $ 13.50  $10.625

       March 31, 1996                       $ 12.75  $ 8.125

       June 30, 1996                        $  9.75  $  7.75

       September 30, 1996                   $10.375  $  8.25

       December 31, 1996                    $16.375  $10.125


DIVIDEND POLICY

       The Company has not paid a dividend on Common Stock since its incorporation. The Company does not anticipate paying any dividends on Common Stock in the foreseeable future because it intends to retain earnings to finance the expansion of its business, to repay indebtedness and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. The Company's bank credit agreements and senior subordinated notes indenture limit the amount of dividends the Company could pay before causing a default.

ITEM 6.     SELECTED FINANCIAL DATA

       The summary of historical financial data presented below is derived from the historical audited financial statements of the Company and its predecessors, GP Envelope & Pavey, except for the data presented below as of December 31, 1992 and for GP Envelope which is derived from the unaudited financial statements which, in the opinion of management, reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of such information. The historical balance sheet data as of December 31, 1994 include Pavey which was acquired on February 24, 1994 and American which was acquired on December 19, 1994. The operations of Pavey, American, Supremex, GAC, QPP, PNG and SPCC have been included in the historical income statement data of the Company from their respective dates of acquisition. The data presented below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical financial statements and the related notes thereto included elsewhere herein.

(in millions, except per share amounts)

                                                                                     Predecessor Companies
                                                                         -----------------------------------------
                                                            Period from    Period from
                                                            February 24,    January 1,
                                                               1994           1994
                                        Year Ended            through       through               Year Ended
                                       December 31,         December 31,  February 23,           December 31,
                                   1996          1995          1994          1994           1993           1992
                               ------------  ------------  ------------  -------------  -------------  -----------
Net sales                            $778.5        $596.8        $225.7         $36.6        $ 252.0        $262.7

Income (loss) before
 extraordinary item                    16.9          10.4           2.7          (1.3)           3.8           7.1

Net income (loss)                      16.9           8.0           2.7          (1.3)           3.8           7.1

Income per share before
 extraordinary item                  $ 1.42        $ 1.36        $ 0.47          (a)           (a)           (a)

Extraordinary item                        -          0.31             -
                                     ------        ------        ------
Net income per share                 $ 1.42        $ 1.05        $ 0.47          (a)           (a)           (a)
                                     ======        ======        ======

Total assets                          470.9         500.4         307.7          n/a          136. 9         146.2

Total long term obligations           209.9         295.9         229.4          n/a             0.0           0.0

(a) Earnings per share is not presented for these periods as operations were those of predecessor companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW - During the first half of 1996, Mail-Well, Inc. (the "Company") encountered bad weather in the east and midwest, pricing pressures and lower profit margins at Graphic Arts Center, Inc. ("GAC"), and weaker than expected demand for envelope products in the U.S. due to lower demand in the direct mail industry. The Company quickly reacted to these conditions as reflected in the strong earnings performance for the year. Also during 1996, the Company acquired two envelope companies and one printing company. In November 1996, the bank credit agreement was amended, the Company refinanced certain equipment under a sale/leaseback arrangement and a receivable securitization facility was arranged.

ACQUISITIONS - The Company commenced operations in February 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP
Envelope") and Pavey Envelope and Tag Corp. ("Pavey").   In December 1994, the
Company acquired American Envelope Company ("American"), a manufacturer and
printer of envelopes.   In July 1995, the Company acquired Supremex, Inc.
("Supremex"), a Canadian printer and manufacturer of envelopes. In August 1995, the Company acquired GAC, one of the leading high impact color printers in the United States. In April 1996, the Company acquired Quality Park Products, Inc. ("QPP"), a printer and manufacturer of envelopes. In November 1996, the Company acquired Pac National Group Products, Inc. ("PNG"), a Canadian envelope printer and manufacturer based in Ontario. In December 1996, the Company acquired Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana.

The following charts illustrate the historical and pro forma sales and operating income of the U.S. Envelope, Canadian Envelope, High Impact Color Printing and Corporate segments of the Company. Pro forma sales and operating income include the operations of GP Envelope, Pavey, American, Supremex and GAC as if the acquisitions occurred on January 1 of the year of acquisition, the acquisition of QPP occurred on April 1, 1995 and the amended bank borrowings and leasing transactions occurred on January 1, 1994.

The paper version of this document includes two charts: Sales by Segment and Operating Income by Segment. The data included in these charts is as follows (dollars in millions):

Sales by Segment


                                  1996          1995        1995 Pro      1994      1994 Pro
                               Historical    Historical      Forma     Historical     Forma

SALES

US Envelope                       $551,225      $510,660    $584,712      $225,678   $444,576

Canadian Envelope                   86,928        38,759      87,167             -          -

High Impact Color Printing         140,371        47,384     149,767             -          -
                               --------------------------------------------------------------
Total                             $778,524      $596,803    $821,646      $225,678   $444,576
                               ==============================================================

Operating Income by Segment

                                 1996          1995       1995 Pro        1994       1994 Pro
                               Historical    Historical    Forma       Historical      Forma

US Envelope                       $ 52,376      $ 50,995    $ 54,484      $ 24,408   $ 31,754

Canadian Envelope                   13,784         5,797      11,986             -          -

High Impact Color
 Printing                            6,010           993       6,046             -          -


Corporate                          (11,308)      (10,191)    (14,132)       (5,851)   (11,983)
                                --------------------------------------------------------------
Total                             $ 60,862      $ 47,594    $ 58,384      $ 18,557   $ 19,771
                                ==============================================================

RESULTS OF OPERATIONS
---------------------
U.S. ENVELOPE
-------------

The following table presents 1996 historical financial data for the U.S. Envelope operations of the Company including the operations of QPP since the date of acquisition. The 1995 data includes the historical operations of the Company and the historical operations of QPP for the nine months ended December 31, 1995 which was included to provide comparability to the 1996 information. Information for 1994 combines the information derived from the historical financial statements of the Company with financial information of GP Envelope, Pavey and American for the portion of 1994 prior to the acquisition of each of the businesses by the Company.

                                             Year Ended December 31,
                          -------------------------------------------------------
                                  1996               1995               1994
                                  ----               ----               ----
 (dollars in thousands)       $        %         $        %         $        %
                          ---------  ------  ---------  ------  ---------  ------
Net sales                  $551,225  100.0    $584,712  100.0    $444,576  100.0

Cost of sales               434,392   78.8     469,544   80.3     354,922   79.8

Operating expenses           64,457   11.7      60,684   10.4      57,900   13.1
                           --------  -----    --------  -----    --------  -----

Operating income           $ 52,376    9.5    $ 54,484    9.3    $ 31,754    7.1
                           ========  ======   ========  =====    ========  =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

OPERATIONS OF ACQUIRED BUSINESS - Included in the operations of U.S. Envelope for the year ended 1996 are the operations of QPP since the date of acquisition and the corresponding period in 1995. QPP's net sales of $61.2 million for the period represents a $12.9 million decrease from the same period in 1995. This decrease was due to the loss of a major customer (which occurred prior to the acquisition of QPP by the Company) representing sales of $13.3 million offset by sales increases to other customers of $0.4 million. The gross margins for QPP have improved from the prior year due to the discontinuation of certain discounted pricing programs and savings from plant restructuring.

The following discussion relates to the U.S. Envelope operations of the Company, exclusive of QPP's operations which were discussed in the preceding paragraph.

NET SALES - Net sales decreased 4.0% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The average selling price increased by 1.1% from $19.19 per thousand units in 1995 to $19.40 per thousand units in 1996. The increase was due to a higher margin, customized product mix and managing selling prices relative to paper costs. Total volume for the U.S. Envelope operations decreased 5.1% to 25.3 billion units in 1996 from 26.6 billion units in 1995. Volume in 1996 was negatively impacted by lower direct mail volume, and a shift towards more complex, higher margin products for which fewer units were sold.

COST OF SALES - Cost of sales, as a percentage of sales, decreased from 78.9% in 1995 to 77.9% in 1996. The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.42 per thousand units in the year ended December 31, 1995 to $11.03 per thousand units for the year ended December 31, 1996. The increase in material gross margin on a unit basis was attributable to the Company's ability to manage selling price relative to declining paper prices as well as the Company's ability to negotiate paper costs. The favorable effect of lower paper costs on gross margin was largely offset by decreased revenue from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste revenue, were 44.9% and 49.4% of net sales for the years ended December 31, 1996 and 1995, respectively. Waste recovery revenue declined from $0.71 per thousand units in 1995 to $0.33 per thousand units in 1996 which resulted in a decline in waste recovery revenue from $18.9 million in 1995 to $8.3 million in 1996.

OPERATING EXPENSES - Operating expenses include selling and administrative expenses. For the year ended December 31, 1996, selling and administrative expenses, as a percentage of sales, increased to 12.4% from 11.1% in 1995. Included in 1996 operating expenses was a $2.1 million loss on the disposal of assets which represented equipment idled from consolidation activities, the disposal of equipment, impairment of buildings and the write-off of capitalized software no longer in use. Without this loss, operating expenses as a percentage of sales would have been 11.9% for 1996. The increase from 1995 was due to higher compensation and benefit costs in the administrative area. The increase was offset by the reduction or elimination of redundant functions when businesses were acquired, resulting in cost savings.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

The U.S. Envelope table includes the operations of QPP for the nine months ended December 31, 1995 for comparability with 1996 historical operations; QPP's operations are excluded from the 1994 column of that table and from the following discussion.

NET SALES - The 14.9% increase in net sales for the year ended December 31, 1995 compared to the year ended December 31, 1994 was due to price and volume increases. Total volume for the U.S. Envelope operations increased 4.7% to 26.6 billion units for the year ended December 31, 1995 from 25.4 billion units for the year ended December 31, 1994. The volume increase was due, in management's opinion, to the integration of the GP Envelope, Pavey and American acquisitions into one organization. This integration increased the Company's ability to serve national clients and efficiently manage production. Prices increased by 9.7% from $17.49 per thousand units in 1994 to $19.19 per thousand units in 1995, as the Company adjusted its prices in response to the significant increase in the cost of paper. Historical net sales for the period from February 24, 1994 to December 31, 1994 were $225.7 million. The American operations contributed net sales of $182.3 million in 1994 and volume of 12.7 billion units. The operations of the predecessor companies (GP Envelope and Pavey) for the period ended February 23, 1994 contributed net sales of $36.6 million and volume of 1.8 billion units.

COST OF SALES - Total cost of sales, as a percentage of sales, decreased from 1994 to 1995, largely due to the impact of the Company's ability to effectively manage the increase in the cost of paper and the related increases in sales prices. Generally, in periods of increasing paper costs, the Company's gross profit percentage declines even in situations where the entire increase in cost can be passed on to its customers. The Company believes that material gross margin per unit and volume of units sold are better indicators of its trend in revenues than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. On a unit basis, material gross margin increased from $10.19 per thousand units in 1994 to $10.42 per thousand units in 1995. The increase in the material gross margin on a unit basis was attributable to: (1) the Company's ability to pass on paper cost increases and (2) an increase in proceeds from the sale of waste paper as waste paper prices increased concurrently with the cost of paper. The realization of cost savings from combining American operations with GP Envelope and Pavey operations in December 1994 was partially offset by increased labor costs due to wage and salary increases and resulted in lower labor and manufacturing expenses as a percentage of sales.

OPERATING EXPENSES - For the year ended December 31, 1995, operating expenses of $56.7 million were $1.2 million less than operating expenses in 1994. As a percentage of sales, operating expenses decreased compared to the same period in 1994. The dollar decrease in operating expenses was due to the realization of cost savings from combining the sales and administrative functions of American, partially offset by the increase in commissions paid. During 1995, the administrative offices of American were closed and the functions performed at that location were transferred to the corporate office of the Company. Additionally, the sales force of the Company was consolidated and deployed to new markets and segments of the industry.

CANADIAN ENVELOPE
-----------------

The following table presents financial information with respect to the Canadian Envelope operations for the years ended December 31, 1996 and 1995. The 1996 information includes the operations of PNG for the one month ended December 31, 1996. Information for 1995 was derived from historical financial statements both prior to, and after, the acquisition of Supremex by the Company.

                                Year Ended December 31,
                             ---------------------------------
                                  1996                1995
                                  ----                ----
 (dollars in thousands)          $       %         $       %
                             --------  -----   --------  -----
Net sales                     $86,928  100.0    $87,167  100.0

Cost of sales                  61,020   70.2     62,564   71.8

Operating expenses             12,124   13.9     12,617   14.5
                              -------  -----    -------  -----

Operating income              $13,784   15.9    $11,986   13.7
                              =======  =====    =======  =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

NET SALES - Net sales for the year ended December 31, 1996 decreased 0.3% as compared to sales for the year ended December 31, 1995. The average selling price increased by 1.3% and was due to a higher margin, customized product mix. Total volume decreased 6.1% to 4.2 billion units from 4.5 billion units in 1995. Volume in 1996 was negatively impacted by a decrease in the sale of commodity envelopes which have a lower margin than customized products.

COST OF SALES - Cost of sales, as a percentage of sales, decreased from 1995 to 1996, largely due to the Company's ability to effectively manage fluctuations in the cost of paper and related fluctuations in sales prices. Material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically changes in the cost of paper have been passed on to customers.
When measured on a unit basis, material gross margin per unit increased 9.5% from $10.25 per unit in 1995 to $11.22 per unit in 1996. A favorable effect on gross margins also occurred due to lower paper costs, which decreased 10% from the 1995 average.

OPERATING EXPENSES - Operating expenses include selling and administrative expenses which declined both as a percentage of sales and in absolute dollars when comparing 1996 to 1995. The closing of the Brantford facility and other cost centers contributed to this decline. In addition, sales forces were reduced and administrative responsibilities were combined with other regions.

HIGH IMPACT COLOR PRINTING
--------------------------

The following table presents financial information with respect to the High Impact Color Printing operations for the years ended December 31, 1996 and 1995. The 1996 information includes the operations of SP for the one month ended December 31, 1996. Information for 1995 reflects the historical results of GAC prior to, and after, the acquisition by the Company.

                                   Year Ended December 31,
                              ----------------------------------
                                   1996                1995
                                   ----                ----
 (dollars in thousands)           $        %        $        %
                              --------  -----   ---------  -----
Net sales                     $140,371  100.0    $149,767  100.0

Cost of sales                  116,179   82.7     121,449   81.1

Operating expenses              18,182   13.0      22,272   14.9
                              --------  -----    --------  -----

Operating income              $  6,010    4.3    $  6,046    4.0
                              ========  =====    ========  =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

NET SALES - The high impact color printing market is highly competitive and GAC has lowered prices to meet market expectations. This was a major cause of the 6.3% decline in sales dollars. In response to this decline in sales price, GAC has targeted higher margin markets and is aggressively allocating sales resources to these markets. Another factor affecting the decline in sales dollars was the decrease in paper costs. Fluctuations in paper prices are generally passed on to customers as an integral part of the price of the product. As paper prices decreased in 1996, as compared to 1995, the sales prices also decreased.

COST OF SALES - Gross margins decreased as a percentage of sales to 17.3% in 1996 from 18.9% in 1995 as a result of the competition in major markets. Reductions in cost of sales were not large enough to offset the decline in sales. GAC has lowered gross margins to meet the competition and, as stated previously, it is concentrating its sales efforts on higher-margin product markets.

OPERATING EXPENSES - Operating expenses as a percentage of sales have decreased 12.8% from 1995. Operating expenses include selling and administrative expenses and the reduction in this category demonstrates GAC's ability to reduce these expenses in a time of decreasing gross margins. Improvements were made in the purchasing of supplies, employee headcounts, travel and entertainment expenses and spoilage.

CORPORATE EXPENSES
------------------

The following table presents historical financial information for the Company and includes the operations of each acquired company from the date of its acquisition. The percentage column presents the specific expense items as a percentage of historical net sales for the year.

                                                 Year Ended December 31,
                                     ----------------------------------------------
                                          1996           1995             1994
                                          ----           ----             ----
(dollars in thousands)                  $      %       $       %       $        %
                                     -------  ----  -------  -----  --------  -----
Operating expenses                   $ 7,136  0.9   $ 7,334   1.2   $ 3,844    1.7
Amortization expense                   4,172  0.5     2,857   0.5     2,007    0.9
Interest expense                      26,936  3.5    27,043   4.5    12,861    5.7
Interest expense -
  amortization of deferred
  financing costs                      3,556  0.5     2,291   0.4     1,027    0.4
Other expense (income)                   454  0.1       668   0.1      (245)  (0.1)
Income taxes                          12,263  1.6     7,219   1.2     2,171    1.0

OPERATING EXPENSES -   Operating expenses, as a percentage of net sales and in
total dollars, continues to decline as acquisitions are absorbed without significant increases in corporate headcount.

AMORTIZATION EXPENSE - Amortization expense increased due to the amortization of the intangibles recorded in the acquisitions.

INTEREST EXPENSE - Interest expense decreased primarily as a result of a lower average interest rate on the bank debt of 7.6% in 1996 as compared to 8.5% in 1995. This decrease more than offsets the higher average bank debt balance which was $206.5 million in 1996 as compared to $187.7 million in 1995. The bank debt restructuring, the cash proceeds from the sale/leaseback and the cash proceeds from the accounts receivable securitization discussed in the notes to the financial statements resulted in the reduction of outstanding bank debt balances toward the end of 1996.

INTEREST EXPENSE - AMORTIZATION OF DEFERRED FINANCING COSTS - The amortization of deferred financing costs increased due to the increase in deferred financing costs capitalized pursuant to the 1995 acquisitions for which there was a full year of amortization in 1996.

INCOME TAXES - The effective tax rate for the year ended December 31, 1996 was
42.0 % as compared to 41.0% for the year ended December 31, 1995. The effective tax rate for both periods was higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution was not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

HISTORICAL CASH FLOW - Net cash provided by operating activities was $141.4 million and $32.0 million for the years ended December 31, 1996 and 1995, respectively, and $19.6 million for the period from February 24, 1994 to December 31, 1994. The acquisitions of Quality, PNG and SP required cash payments in the amounts of $27.8 million, $20.5 million and $14.9 million, respectively, which was borrowed under the Company's bank credit agreement. In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1996, $68.4 million was sold under this agreement and the sale was reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. Other investing activities include capital expenditures of $18.7 million, $13.8 million and $4.5 million in 1996, 1995 and 1994, respectively. The 1996 expenditures were offset by the proceeds of $33.6 million from the disposal of assets including $30.0 million from the sale/leaseback.

DEBT OBLIGATIONS - In November 1996, the Company amended its bank credit agreement which now includes a $30.0 million revolving credit facility, a C$10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisition loans facility, a $12.0 million letter of credit facility and an C$8.0 million letter of credit facility. As of December 31, 1996, the Company had borrowed $6.6 million (including $5.8 million in letters of credit) under the revolving credit facility of the bank credit agreement and $135.0 million under the term loans. Availability at December 31, 1996 included $36.6 million under the revolving credit facilities and $30.0 million under the acquisition loan facility. Interest rates on the Company's bank debt ranged from 5.25% to 8.75% as of December 31, 1996. The weighted average interest rate on bank debt was 7.6%.

CAPITAL REQUIREMENTS - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $20.0 to $23.0 million per year on capital expenditures, exclusive of acquisitions.

EFFECTS OF INFLATION - The effects of inflation have not been material to the Company. However, due to the competitive nature of its business, it may not always be able to pass on inflationary cost increases in the future. Manufacturing costs may be affected by inflation and the effects of inflation may be experienced by the Company in future periods.

EFFECTS OF FOREIGN CURRENCY - The effects of foreign currency exchange have not been material to the Company to date. The Company recognized a net foreign exchange loss of $0.3 million in 1996 which relates, primarily, to U.S. dollar denominated debt borrowed by the Canadian subsidiary. Term loans with a face value of $65.0 million were borrowed in U.S. dollars and are included in the balance sheet of Supremex. Supremex entered into two foreign currency swap contracts which involve the exchange of floating rate U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. The swap agreements are intended to minimize the exchange rate risk to the Company.

SEASONALITY AND ENVIRONMENTAL - The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have an effect on the Company's liquidity and capital resources.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            Mail-Well, Inc. and Subsidiaries

                      Independent Auditors' Report..........................................    28
                      Consolidated Balance Sheets as of December 31, 1996 and 1995..........    29
                      Consolidated Statements of Operations for the Years Ended
                      December 31, 1996 and 1995 and for the period from February 24, 1994
                      through December 31, 1994.............................................    31
                      Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1996 and 1995 and for the Period from February 24, 1994
                      through December 31, 1994.............................................    32
                      Consolidated Statements of Changes in Stockholders' Equity for
                      the Years Ended December 31, 1996 and 1995 and for the period from
                      February 24, 1994 through December 31, 1994...........................    33
                      Notes to Consolidated Financial Statements............................    34

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mail-Well, Inc.:

We have audited the accompanying consolidated balance sheets of Mail-Well, Inc. and Subsidiaries (''Company,'' see Note 1) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995 and for the period from February 24, 1994 through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mail-Well, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from February 24, 1994 through December 31, 1994 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
February 10, 1997

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------

ASSETS                                                                                DECEMBER 31,
                                                                                     1996     1995
CURRENT ASSETS
  Cash and cash equivalents                                                       $  9,656  $      -
  Receivables (net of allowance for doubtful accounts of $3,002 and $1,965)         40,612    95,550
  Accounts receivable-other                                                          7,743     3,855
  Income tax receivable                                                              3,504     2,104
  Inventories                                                                       68,275    67,598
  Deferred tax asset                                                                 2,309     3,846
  Other current assets                                                               3,513     1,330
                                                                                  --------  --------
                  Total current assets                                             135,612   174,283

PROPERTY, PLANT AND EQUIPMENT                                                      183,302   205,096

DEFERRED FINANCING COSTS (net of accumulated amortization of
   $6,746 and $3,191)                                                               14,497    15,897

GOODWILL (net of accumulated amortization of $5,408 and $2,506)                    128,812   101,026

OTHER ASSETS (net of accumulated amortization of $3,578 and $2,307)                  8,723     4,134
                                                                                  --------  --------

TOTAL                                                                             $470,946  $500,436
                                                                                  ========  ========

                See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                                           DECEMBER 31,
                                                                                                            1996         1995
CURRENT LIABILITIES
  Accounts payable                                                                                       $  44,539    $  31,764
  Accrued compensation and vacation                                                                         23,312       20,216
  Accrued interest                                                                                           4,455        4,497
  Other current liabilities                                                                                 26,206       16,530
  Current portion of long-term debt and capital leases                                                      14,975       11,523
                                                                                                         ---------    ---------
                Total current liabilities                                                                  113,487       84,530

ACCRUED PENSION                                                                                              1,284        2,266

CAPITAL LEASES                                                                                               2,958        3,399

BANK BORROWINGS                                                                                            121,992      207,482

SENIOR SUBORDINATED NOTES                                                                                   85,000       85,000

DEFERRED INCOME TAXES                                                                                       23,153       14,853

OTHER LONG-TERM LIABILITIES                                                                                  1,865          588
                                                                                                         ---------    ---------
                Total liabilities                                                                          349,739      398,118
                                                                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 25,000 shares authorized, none issued and outstanding                        -            -
  Common stock, $0.01 par value; 15,000,000 shares authorized, 12,942,828 shares and 12,928,060 shares issued and 12,487,420 shares and 12,472,652 shares (including
    1,298,848 shares held by ESOP) outstanding at December 31, 1996 and
    December 31, 1995, respectively                                                                            130          130
  Non-voting convertible common stock; $0.01 par value; 35,000 shares authorized,
    none issued and outstanding                                                                                  -            -
  Paid-in capital                                                                                           98,280       96,958
  Retained earnings                                                                                         27,631       10,704
  Unearned ESOP compensation                                                                                (2,896)      (3,530)
  Cumulative foreign currency translation adjustment                                                          (115)         (20)
  Pension liability adjustment                                                                                (110)        (211)
  Treasury stock-at cost; 455,408 shares                                                                    (1,713)      (1,713)
                                                                                                         ---------    ---------
                Total stockholders' equity                                                                 121,207      102,318
                                                                                                         ---------    ---------
TOTAL                                                                                                    $ 470,946    $ 500,436
                                                                                                         =========    =========


                See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------
                                                                                                   PERIOD FROM
                                                                                                FEBRUARY 24, 1994
                                                                    YEAR ENDED DECEMBER 31,          THROUGH
                                                                     1996                1995   DECEMBER 31, 1994
NET SALES                                                       $   778,524          $  596,803   $  225,678

COST OF SALES
   Materials                                                        350,425             291,441      101,770
   Labor and other                                                  212,841             165,670       65,668
   Manufacturing                                                     42,308              22,787       10,853
   Depreciation                                                      14,904               9,841        4,058
   Waste recovery                                                    (8,887)            (18,935)      (5,644)
                                                                -----------          ----------   ----------
         Total cost of sales                                        611,591             470,804      176,705
                                                                -----------          ----------   ----------

GROSS PROFIT                                                        166,933             125,999       48,973
                                                                -----------          ----------   ----------

OTHER OPERATING COSTS
   Selling                                                           55,314              40,444       14,504
   Administrative                                                    44,440              35,104       13,216
   Amortization                                                       4,172               2,857        2,007
   Loss on disposal of assets                                         2,145                   -          689
                                                                -----------          ----------   ----------
         Total other operating costs                                106,071              78,405       30,416
                                                                -----------          ----------   ----------

OPERATING INCOME                                                     60,862              47,594       18,557

OTHER (INCOME) EXPENSE
   Interest expense-debt                                             26,936              27,043       12,861
   Interest expense-amortization of deferred financing costs          3,556               2,291        1,027
   Discount on sale of accounts receivable                              726                   -            -
   Other (income) expense                                               454                 668         (245)
                                                                -----------          ----------   ----------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                                  29,190              17,592        4,914

PROVISION FOR INCOME TAXES
   Current                                                            3,270               6,007          415
   Deferred                                                           8,993               1,212        1,756
                                                                -----------          ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEM                                     16,927              10,373        2,743
EXTRAORDINARY ITEM, NET OF TAX
 BENEFIT OF $1,608                                                        -               2,412            -
                                                                -----------          ----------   ----------

NET INCOME                                                      $    16,927          $    7,961   $    2,743
                                                                ===========          ==========   ==========

INCOME PER SHARE BEFORE
  EXTRAORDINARY ITEM                                                  $1.42               $1.36         $.47

EXTRAORDINARY ITEM                                                        -                0.31            -
                                                                -----------          ----------   ----------

NET INCOME PER SHARE                                                  $1.42               $1.05         $.47
                                                                ===========          ==========   ==========

WEIGHTED AVERAGE SHARES                                          11,918,547           7,614,708    5,878,631
                                                                ===========          ==========   ==========

                See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                                    PERIOD FROM
                                                                                                 FEBRUARY 24, 1994
                                                                    YEAR ENDED DECEMBER 31,           THROUGH
                                                                         1996      1995          DECEMBER 31, 1994
CASH FLOWS FROM OPERATIONS
   Net income                                                       $  16,927   $   7,961           $   2,743
   Adjustments to reconcile net income to cash provided by
    operations:
    Depreciation                                                       14,904       9,841               4,058
    Amortization                                                        7,728       5,148               3,034
    Accretion of original issue discount                                    -       1,650               1,717
    (Gain) loss on repurchase of deferred coupon notes - pre-tax            -       4,020                 (17)
    Deferred tax provision                                              8,993       1,212               1,756
    ESOP compensation expense                                           1,973       1,612                 752
    Loss on disposal of assets                                          2,145           -                 689
    Other                                                                 393         208                 284
    Changes in operating assets and liabilities, net of effects of acquired businesses:
      Receivables                                                      75,985      (3,634)             (6,109)
      Inventories                                                      22,049       5,578              (3,269)
      Accounts payable                                                 (1,236)     (5,944)              4,723
      Accrued interest                                                   (304)        722               3,522
      Current income taxes                                                997      (1,269)                  -
      Other working capital                                             1,340       3,031               5,734
      Other assets and other long-term liabilities                    (10,452)      1,869                 (35)
                                                                    ---------   ---------           ---------
         Net cash provided by operating activities                    141,442      32,005              19,582
                                                                    ---------   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                                 (63,179)    (79,613)           (253,061)
   Capital expenditures                                               (18,742)    (13,766)             (4,474)
   Proceeds from sale of property, plant and equipment                 33,594       2,440                   -
   Purchase of marketable securities                                        -     (62,750)                  -
   Sale of marketable securities                                          250      62,500                   -
                                                                    ---------   ---------           ---------
         Net cash used in investing activities                        (48,077)    (91,189)           (257,535)
                                                                    ---------   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdrafts                                                      2,496       4,779                 423
   Net proceeds from common stock issuance                                 40      68,181              19,631
   Proceeds from issuance of deferred coupon notes                          -           -              17,883
   Proceeds from long-term debt                                       319,486     236,269             302,164
   Repayments of long-term debt and capital leases                   (403,649)   (224,768)            (81,745)
   Debt issuance costs                                                 (1,800)     (5,571)            (14,090)
   Repurchase of deferred coupon notes                                      -     (19,712)             (4,607)
   Repurchase of common stock                                               -           -              (1,713)
                                                                    ---------   ---------           ---------
         Net cash provided by (used in) financing activities          (83,427)     59,178             237,946
                                                                    ---------   ---------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (282)          6                   -
                                                                    ---------   ---------           ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                       9,656           0                  (7)
BALANCE AT BEGINNING OF PERIOD                                              0           0                   7
                                                                    ---------   ---------           ---------

BALANCE AT END OF PERIOD                                            $   9,656   $       0           $       0
                                                                    =========   =========           =========

Supplemental disclosure of cash paid for:
 Interest                                                           $  25,144   $  24,177           $   7,445
 Income taxes                                                           5,831       6,479               2,912

Stock issued for debt and equity issuance costs                             0         430               1,254

                See notes to consolidated financial statements.


MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
FEBRUARY 24, 1994 TO DECEMBER 31, 1994
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                UNEARNED                   TOTAL
                                                              COMMON    PAID-IN   RETAINED       ESOP                 STOCKHOLDERS'
                                                               STOCK    CAPITAL   EARNINGS   COMPENSATION    OTHER       EQUITY
Issuance of common stock:
                 For cash                                     $    50   $18,786                                             $18,836
                 In acquisition of Pavey                            6     2,082                                               2,088
                 With units                                         6     2,111                                               2,117
Costs incurred from issuance of stock                                      (173)                                               (173)
Repurchase of common stock                                                                                  $(1,713)         (1,713)
Purchase of shares by ESOP                                         (1)     (244)                                               (245)

Net income                                                                         $ 2,743                                    2,743
                                                              -------   -------    -------      ----------  -------         -------

Balance at December 31, 1994                                       61    22,562      2,743                   (1,713)         23,653

Issuance of common stock:
                 In initial public offering                        50    69,950                                              70,000
                 Other                                              5     4,014                                               4,019
Costs incurred from issuance of stock                                    (5,823)                                             (5,823)
Transfer of ESOP accounts                                          13     5,196                   $(3,674)                    1,535
Exercise of stock options                                           1       414                                                 415
Change in unearned ESOP                                                     645                       144                       789
Translation adjustments                                                                                         (20)            (20)
Pension liability adjustment                                                                                   (211)           (211)
Net income                                                                           7,961                                    7,961
                                                              -------   -------    -------      ----------  -------         -------

Balance at December 31, 1995                                      130    96,958     10,704         (3,530)   (1,944)        102,318

Issuance of common stock                                                     51                                                  51
Exercise of stock options                                                    40                                                  40
Change in unearned ESOP                                                   1,231                       634                     1,865
Translation adjustments                                                                                         (95)            (95)

Pension liability adjustment                                                                                    101             101
Net income                                                                          16,927                                   16,927
                                                              -------   -------    -------      ----------  -------         -------

Balance at December 31, 1996                                  $   130   $98,280    $27,631        $(2,896)  $(1,938)       $121,207
                                                              =======   =======    =======      ==========  =======        ========

                See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - Mail-Well, Inc., headquartered in Englewood, Colorado, is organized under Delaware law and its common stock is traded on the New York Stock Exchange. Mail-Well I Corporation, a wholly-owned subsidiary of Mail-Well, Inc. conducts most of the business of Mail-Well, Inc. Mail-Well I Corporation, together with its subsidiaries, is the owner of the operating assets and the borrower of debt. These financial statements include the accounts of Mail-Well, Inc., Mail-Well I Corporation and its subsidiaries (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     NATURE OF OPERATIONS - The Company is one of the largest printers in North America, manufacturing both envelopes and high impact color commercial work. Within envelope printing, the Company competes in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures envelopes sold into the office products market. The Company is also a leading high impact commercial printer specializing in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and is recognized as an innovative provider of quality printed products to leading companies in the United States. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").

     INITIAL PUBLIC OFFERING - On September 21, 1995, the Company completed an initial public offering of 5,000,000 shares of common stock at $14.00 per share. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $64.4 million; the net proceeds were used to repay bank indebtedness and repurchase the remaining Deferred Coupon Notes.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks that had not yet been paid by the banks at year end are reflected in accounts payable in the consolidated balance sheets.

     INVENTORIES - Inventories are generally valued at the lower of first-in, first-out ("FIFO") cost or market and include the cost of materials, labor and manufacturing overhead.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor units of property and repair and maintenance costs are charged to expense as incurred.

     Depreciation for financial reporting purposes is calculated using the straight-line method based on the estimated useful lives of the respective assets, as follows:

           Land improvements                                25 years
           Buildings and building improvements           15-45 years
           Leasehold improvements                           15 years
           Machinery and equipment                          15 years
           Furniture and fixtures                         3-10 years
           Automobiles and trucks                            5 years
           Computers and software                          3-5 years

Depreciation for tax purposes is calculated using accelerated methods. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.

INTANGIBLE ASSETS - In connection with the issuance of both bank debt and public debt as well as in connection with acquisitions, the Company recorded certain intangible assets. The following schedule summarizes the amortization periods and amortization expense recorded in connection with the intangible assets (in thousands):

                                               USEFUL
                                                LIFE      1996    1995    1994

  Amortization of Deferred Financing Costs    5-6 years  $3,556  $2,291  $1,027
  Amortization of Goodwill                     40 years   2,900   1,586     920
  Amortization of Non-Competition Agreement     3 years   1,000   1,000     833
  Amortization of Covenant Not to Complete      5 years     120     120     100
  Amortization of Acquisition Costs   151    5-21 years     152     151     154
                                                         ------  ------  ------
  Total                                                  $7,728  $5,148  $3,034
                                                         ======  ======  ======

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is based on future net cash flows from the use of the asset. The Company recorded no adjustment for impairment of long-lived assets in 1995. In 1996, the Company wrote off certain assets with a net book value of $1,014,000 which is included in the consolidated statements of operations in the loss on disposal of assets.

NET INCOME PER SHARE - Net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common stock equivalents. Common shares and common stock equivalents outstanding exclude unallocated and uncommitted shares held by the Company's employee stock ownership plan ("ESOP").

                                          DECEMBER 31,
                               1996           1995          1994

Common shares               11,656,604     7,522,861     5,878,631
Common stock equivalents       261,943        91,847             0
                            ----------     ---------     ---------
Total                       11,918,547     7,614,708     5,878,631
                            ==========     =========     =========


Supplementary pro forma net income per share data, assuming the initial public offering and related repayment of debt had taken place at January 1, 1995, are is follows (dollars in thousands, except per share amounts):


                                         DECEMBER 31, 1995

Income before extraordinary item              $13,201
Extraordinary item                              2,412
                                              -------
Net income                                    $10,789
                                              =======
Weighted average common shares
 and equivalents                               11,334

Per common share:
  Income before extraordinary item            $  1.16
  Extraordinary item                            (0.21)
                                              -------
  Net income                                  $  0.95
                                              =======

   FOREIGN CURRENCY TRANSLATION - The financial statements include the results of Canadian operations which are translated from Canadian dollars, their functional currency, into U.S. dollars. The balance sheet is translated at the year end rate of exchange. Results of operations are translated at average rates prevailing during the year. The effects of translation at the balance sheet date are accumulated as the cumulative foreign currency translation adjustment in stockholders' equity.

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

   RECLASSIFICATION - Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to 1996 presentation.

2. ACQUISITIONS

   In December 1994, the Company acquired substantially all of the assets of American Envelope Company ("American"), a manufacturer of envelopes and a wholly-owned subsidiary of CC Industries. In July 1995, the Company acquired all of the outstanding shares of common stock of Supremex Inc. ("Supremex"), a Canadian manufacturer of envelopes. In August 1995, the Company acquired all of the outstanding shares of common stock of Graphic Arts Centers, Inc. ("GAC"), one of the leading high impact commercial printers in the United States. In April 1996, the Company acquired substantially all of the assets of Quality Park Products, Inc. ("QPP"), a printer and manufacturer of envelopes. In November 1996, the Company acquired substantially all of the Canadian assets of Pac National Group ("PNG"), a Canadian envelope manufacturer based in Ontario. In December 1996, the Company acquired all of the outstanding shares of Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana. The purchase prices for PNG and SP are preliminary and adjustments may be recorded in 1997. These acquisitions were accounted for as purchases and, accordingly, the net purchase price of each acquisition was allocated to the various assets and liabilities according to their fair values as of the date of the respective purchase. The presentation below summarizes the purchase price including all adjustments made through December 31, 1996. The results of operations of each of the acquisitions have been included in the accompanying consolidated statements of operations from the date of the acquisition.


                              Cash     Debt      Total Purchase   Goodwill
                              Paid    Assumed         Price       Recorded
   (in millions)
   Predecessor Companies:
      G-P Envelope           $155.1     $0.0          $155.1        $44.7
      Pavey                     4.4      0.0             4.4          0.6

   1994 Acquisition:
      American                 97.4      0.0            97.4          0.0

   1995 Acquisitions:
      Supremex                 65.5      0.0            65.5         33.6
      GAC                      82.6      0.0            82.6         37.6

   1996 Acquisitions:
      QPP                      27.6      0.7            28.3          3.4
      PNG                      20.2      0.0            20.2          6.4
      SP                       18.9      0.8            19.7          7.9

The following table presents the unaudited pro forma results of operations as if the GP Envelope, Pavey, American, Supremex and GAC acquisitions and the initial public offering had occurred on January 1, 1994 and as if the QPP acquisition had occurred on January 1, 1995. Due to the immateriality of the PNG and SP acquisitions, their operations have not been included in the pro forma financial information. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1 of the year preceding the acquisition date, or of the future results of operations of the Company.

                                           YEAR ENDED
                                          DECEMBER 31,
                                  1996       1995       1994
                                         (IN MILLIONS,
                                       EXCEPT PER SHARE)

Net sales                        $801.8     $846.1     $653.5
Net income                         17.9       13.2        9.8
Net income per share             $ 1.50     $ 1.13     $ 0.85

The following table presents the unaudited pro forma results of operations including the assumptions used in the previous table and also including the effect of the amended bank borrowings (see note 4) as if the amendment had occurred on January 1, 1994 which would have had a significant effect on the presentation of the financial statements. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions and transactions occurred on January 1 of the year preceding the acquisition date or of the future results of operations of the Company.

                                           YEAR ENDED
                                          DECEMBER 31,
                                  1996       1995       1994
                                         (IN MILLIONS,
                                       EXCEPT PER SHARE)

Net sales                        $801.8     $846.1     $653.5
Net income                         18.4       13.9       10.3
Net income per share             $ 1.55     $ 1.19     $ 0.90

3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

                                                     DECEMBER 31,
                                                 1996         1995
 INVENTORIES:
   Raw materials                               $25,953      $ 28,344
   Work in process                               7,549        11,544
   Finished goods                               37,385        29,851
                                              --------      --------
                                                70,887        69,739
   Reserve for obsolescence, loss and other     (2,612)       (2,141)
                                              --------      --------

  Total                                        $68,275      $ 67,598
                                              ========      ========

                                                     DECEMBER 31,
                                                 1996         1995
 PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                  $ 11,429    $  10,357
   Buildings and building improvements           45,385       46,860
   Leasehold improvements                         3,627        2,177
   Machinery and equipment                      127,612      143,843
   Furniture and fixtures                         3,066        3,574
   Automobiles and trucks                           556          468
   Computers and software                         7,457        6,987
   Construction in progress                       6,576        4,503
                                               --------     --------
                                                205,708      218,769
   Less accumulated depreciation                (22,406)     (13,673)
                                               --------     --------

  Total                                         183,302     $205,096
                                               ========     ========


4.  LONG-TERM DEBT

    Long term debt consists of the following (in thousands):

                                                    INTEREST RATE AT               DECEMBER 31,
                                                    DECEMBER 31, 1996            1996       1995
Bank Borrowings:
   Revolving Credit Facility, due March 31, 2003
      Mail-Well I Corporation                                                    $      -   $ 52,000
      Supremex                                           5.25%                        768      6,159

   Term Loans, due in quarterly installments
   through March 31, 2003
      Mail-Well I Corporation                            7.375%                    70,000    113,684
      Supremex                                       7.375% - 8.75%                65,000     46,544
   Acquisition Loans Facility, due in quarterly
   installments through March 31, 2003
       Mail-Well I Corporation                                                          -          -

Senior Subordinated Notes, due 2004                       10.5%                    85,000     85,000

Other                                                                                 651          -
                                                                               ----------   --------
                                                                                  221,419    303,387

Less current maturities                                                           (14,427)   (10,905)
                                                                               ----------   --------
Long term debt                                                                 $  206,992   $292,482
                                                                               ==========   ========

In November 1996, Mail-Well I Corporation amended its bank credit agreement which now includes a $30.0 million revolving credit facility, $70.0 million of term loans, a $30.0 million acquisition loans facility and a $12.0 million letter of credit facility. Mail-Well I Corporation's obligations under the bank credit agreement are secured by substantially all of the assets of the domestic subsidiaries of the Company and by 66% of the common stock of Supremex. In November 1996, Supremex modified its bank credit agreement which now includes a C$10.0 million revolving credit facility, $65.0 million of term loans and a C$8.0 million letter of credit facility. Supremex's obligations under the bank credit agreement are secured by substantially all of the assets of the Company.

Borrowings under the Mail-Well I Corporation bank credit agreement bear interest at the bank's prime rate plus 0.5% per annum or at LIBOR plus 2.0% per annum, as elected by the Company. Supremex borrowings under its bank credit agreement bear interest at the bank's Canadian prime rate plus 0.5% per annum or at the Canadian Banker's Acceptance discount rate plus 2.0% per annum, as elected by Supremex. Outstanding letters of credit were $5.8 million at December 31, 1996.

Both of the bank credit agreements and the indenture to the Senior Subordinated Notes contain certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to satisfy certain financial covenants and tests and to limit capital expenditures to amounts specified by the bank credit agreements. The bank credit agreements also include mandatory prepayment provisions in the event that the Company or Supremex realizes excess cash flow, as defined in the agreements.

Interest rate cap agreements are used to reduce the potential impact of increases in the rates on floating-rate long-term debt. At December 31, 1996 and 1995, the Company was party to two interest rate cap agreements. Agreements for a notional value of $20.0 million provide an effective LIBOR interest rate cap of 8.5% and expire May 16, 1997; agreements for a notional value of $35.0 million provide an effective LIBOR interest rate cap of 9.0% and expire March 31, 1997. The agreements entitle the Company to receive from counterparties the amounts, if any, by which the Company's interest payments exceed the interest rate caps.

          The Company entered into foreign currency swap contracts with a third party to offset exposure to Canadian exchange rate fluctuations on its U.S. dollar denominated term loans. The foreign currency swap contracts provide that Supremex pay to the third party principal payments denominated in fixed rate Canadian dollars and interest at the Bankers Acceptance rate. The third party will pay the principal payments on the U.S. dollar denominated term loans in U.S. dollars and interest at LIBOR. At December 31, 1996, $45.0 million of the Supremex term loans were hedged by a foreign currency swap contract. In January 1997, the remaining $20.0 million of Supremex term loans were hedged by a foreign currency swap contract.

          The interest rate cap agreements and foreign currency swap contracts hedge transactions and balances for periods consistent with committed exposures and do not constitute investments independent of these exposures. The Company does not hold or issue financial instruments for trading purposes. The interest rate differential on foreign currency swap contracts used to hedge underlying debt obligations is reflected as an adjustment to interest expense over the life of the swaps.

          In 1995, the Company repurchased all outstanding Deferred Coupon Notes at a total cost of $19,712,000. The Deferred Coupon Notes had a yield to maturity of 12.89% and were due February 15, 2006. In connection with this debt extinguishment the Company recognized an extraordinary loss of $2,412,000, net of taxes of $1,608,000.

          The aggregate annual maturities for all long-term debt during the fiscal years subsequent to December 31, 1996 are (in thousands):

                 1997                   $ 14,427
                 1998                     17,144
                 1999                     18,037
                 2000                     18,022
                 2001                     18,012
                 2002 and thereafter     135,777
                                        --------
                                        $221,419
                                        ========

5.        COMMITMENTS AND CONTINGENCIES

          In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1996, $68.4 million has been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The receivables are sold at a discount of 0.60% above the prevailing commercial paper rate plus certain other fees. The discount expense of $0.7 million on the receivables sold has been recorded in the Company's statement of operations for the year ended December 31, 1996.

          In 1996, the Company refinanced certain equipment under a sale/leaseback arrangement. The equipment was sold for $30.0 million. The transaction was accounted for as a sale whereby the property was removed from the Company's financial statements. The equipment was then leased by the Company and is being accounted for as an operating lease where the lease payments are based upon LIBOR plus 2.0%. The total rent expense recorded in 1996 was $0.4 million. At the end of the lease term, the Company has the option to repurchase the equipment at the fair market value at that date or to pay to the purchaser $25.0 million. The Company records an additional rent expense that will accrue to a total which will equal the estimated fair market value of the equipment at the end of the lease term.

The Company leases various office, warehouse and manufacturing facilities under operating leases. Minimum annual lease commitments at December 31, 1996 were as follows (in thousands):

                 1997                   $ 8,532
                 1998                     7,996
                 1999                     7,074
                 2000                     6,520
                 2001                     5,521
                 2002 and thereafter     11,697
                                        -------

                 Total                  $47,340
                                        =======

Lease expense for the years ended December 31, 1996 and 1995 and for the period February 24, 1994 through December 31, 1994 was $6,531,000, $4,808,000 and
$1,267,000, respectively.

Property, plant and equipment under capital lease totals $3,584,000 at December 31, 1996. Related accumulated depreciation at December 31, 1996 is $966,000. Capital lease obligations as of December 31, 1996 are as follows (in thousands):

                 Capital lease obligations              $5,814
                 Less:  interest                         2,308
                                                        ------
                 Total principal obligations             3,506
                 Less:  current maturities                 548
                                                        ------
                 Long-term capital lease obligations    $2,958
                                                        ======

Total capital lease obligations during the fiscal years subsequent to December 31, 1996 are as follows (in thousands):

                 1997                   $  843
                 1998                      515
                 1999                      353
                 2000                      389
                 2001                      387
                 2002 and thereafter     3,327
                                        ------
                 Total                  $5,814
                                        ======

The Company is involved in various lawsuits incidental to its businesses. In management's opinion, an adverse determination against the Company relating to these suits would not be material to the consolidated financial statements. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would be material.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following is a comparison of the fair value and carrying value at December 31, 1996 and 1995 of the Company's financial instruments (in thousands):

                                           1996                1995
                                      FAIR    CARRYING    FAIR    CARRYING
                                     VALUE     VALUE     VALUE     VALUE
Financial assets
 Cash and cash equivalents          $  9,656  $  9,656  $      -  $      -
 Receivables (trade)                  40,612    40,612    95,550    95,550
 Foreign currency swap contracts         161       161         -         -
Financial liabilities
 Revolving credit loans                  768       768    58,159    58,159
 Term loans                          135,000   135,000   160,228   160,228
 Capital leases                        3,506     3,506     4,017     4,017
 Senior subordinated notes            84,575    85,000    82,025    85,000
 Interest rate cap agreements              0         0         0         0


   CASH AND CASH EQUIVALENTS AND RECEIVABLES - The carrying value of cash and cash equivalents and receivables approximates fair value due to the short term maturities of these investments.

   LONG-TERM DEBT - The fair value of the Company's long term debt to banks is based on quoted interest rates for borrowings of similar quality and terms. The fair value of the senior subordinated notes is based upon quoted market prices. The fair value of capital leases is based on lease arrangements with similar terms.

   INTEREST RATE CAP AGREEMENTS AND FOREIGN CURRENCY SWAP CONTRACTS - Fair values reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts.

   CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic areas. As of December 31, 1996, the Company had no significant concentrations of credit risk as the largest customer's receivable balance was less than 5.1% of total receivables.

7. STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN

   PREFERRED STOCK - The Company authorized 25,000 shares of $0.01 par value preferred stock. No shares have been issued at December 31, 1996 or 1995.

   STOCK OPTION PLAN - During 1994, the board of directors approved the adoption of a stock option plan which provided for the grant of options to purchase up to 355,250 shares of Company common stock to directors and key employees selected by the compensation committee. During 1995, the board of directors increased the number of options under the stock option plan by 284,200 to 639,450. The stock options granted in 1995 and 146,500 of the stock options granted in 1996 vest over a four year period and expire over a maximum period of ten years from the grant date. The remaining stock options granted in 1996 were made to directors of the Company and vested immediately. They are exercisable six months after the date of grant and expire ten years from the grant date or upon termination of directorship. The stock options granted to the directors are subject to shareholder approval at the Company's annual meeting on May 7, 1997. The exercise price of all options granted equals or exceeds the fair market value of the Company's common stock on the date of grant.

                                                                                   WEIGHTED
                                                                                    AVERAGE    WEIGHTED
                                                                                   REMAINING   AVERAGE
                                                                     EXERCISE     CONTRACTUAL  EXERCISE
                                                         OPTIONS       PRICE         LIFE       PRICE

1995
Granted                                                  333,858   $3.96 - $7.74                 $ 4.58
Exercised                                                (53,642)  $        7.74                 $ 7.74
Canceled                                                  (2,558)  $        3.96                 $ 3.96
                                                         -------
Outstanding, December 31, 1995                           277,658   $ 3.96 - 4.28   8.8 years     $ 3.98

1996
Granted                                                  160,500   $9.03 - 11.20                 $11.01
Exercised                                                (10,086)  $        3.96                 $ 3.96
Canceled                                                  (2,558)  $        3.96                 $ 3.96
                                                         -------
Outstanding, December 31, 1996                           425,514   $3.96 - 11.20   9.2 years     $ 6.63
                                                         =======
Vested and exercisable at December 31, 1996               73,325   $3.96 - 11.20                  $4.94
                                                         =======

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and, if fully adopted by the Company, would change the method for recognition of cost. Under SFAS 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the guidance in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1996 and 1995 were $5.15 and $1.74, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants on March 1, 1995, May 8, 1996 and October 1, 1996, respectively: dividend yield of 0 percent for all grants; expected volatility of 33%, 38% and 44%; risk-free interest rates of 7.2%, 6.2% and 6.7%; and expected lives of 5 and 6 years for the March 1, 1995 options, 4 years for the May 8, 1996 options and 5 and 6 years for the October 1, 1996 options.

                                                               1996               1995
                                                           AS       PRO       AS       PRO
                                                        REPORTED   FORMA   REPORTED   FORMA
          (in thousands, except per share amounts)
          Income before extraordinary item               $16,927  $16,725   $10,373  $10,309
          Extraordinary item                                   -        -     2,412    2,412
          Net income                                      16,927   16,725     7,961    7,897
          Income per share before extraordinary item     $  1.42  $  1.40   $  1.36  $  1.35

    Net income per share    $  1.42     $  1.40     $  1.05     $  1.04

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated. exit

8.  INCOME TAXES

    Taxes are based on income before income taxes and extraordinary item as follows (in thousands):

                               1996        1995       1994
Domestic                     $20,853     $14,412     $4,914
Foreign                        8,337       3,180          -
                             -------     -------     ------
                             $29,190     $17,592     $4,914
                             =======     =======     ======

The provision (benefit) for income taxes consists of the following (in thousands):

                               1996        1995       1994
Current:
 Federal                      $1,132     $ 4,158     $  291
 Foreign                       2,138       1,563          -
 State                             0         286        124
                              ------     -------     ------
                              $3,270     $ 6,007     $  415
                              ======     =======     ======
Deferred:
 Federal                      $6,633     $   848     $1,411
 Foreign                       1,475        (207)         -
 State                           885         571        345
                              ------     -------     ------
                              $8,993     $ 1,212     $1,756
                              ======     =======     ======

Components of the Company's deferred tax liabilities and assets at December 31 are as follows (in thousands):

                                          1996         1995
Deferred tax assets:
 Alternative minimum tax credit
  carryforwards                          $ 5,633     $4,074
 Net operating loss
  carryforwards                            4,377      2,996
 Compensation related accruals                84      2,875
 Intangibles                               3,501      2,769
 Miscellaneous accruals and
  reserves                                 3,458      1,446
 Accounts receivable and
  inventories                              1,370      1,336
 Land basis differences                      625        632
 Pension liability adjustment                 79        132
 Valuation allowance                      (1,038)      (527)
                                         -------    -------
Total deferred tax assets                 18,089     15,733
                                         -------    -------
Deferred tax liabilities:
 Property, plant and equipment            33,783     25,142

   Deferred financing costs   $ 1,542    $     0
   Intangibles                  3,022      1,388
   Prepaids and inventories       586        210
                              -------    -------
Total deferred tax
 liabilities                   38,933     26,740
                              -------    -------
Deferred tax liability, net   $20,844    $11,007
                              =======    =======

     The change in the valuation allowance from the prior year is due to an AMT carryforward purchased from SP for which the Company has recorded a valuation allowance.

     The difference between the statutory federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994 is summarized as follows:

                                            1996   1995   1994
Statutory federal income tax rate           34.0%  34.0%  34.0%
State income tax, net of federal benefit     3.8    5.0    8.3
Goodwill amortization                        2.1    0.7    0.0
Employee stock ownership plan                1.6    2.1    0.0
Other                                        0.5   (0.8)   1.9
                                            ----   ----   ----

Effective income tax rate                   42.0%  41.0%  44.2%
                                            ====   ====   ====

     At December 31, 1996, the following net federal operating loss and tax credit carryforwards are available. The Company is limited in the amounts of net operating loss carryforwards which may be used in any one year.

                                            OPERATING  EXPIRATION    TAX
                                             LOSSES      DATES     CREDITS

                    Consolidated Company      $ 4,326   2009-2011   $3,764
                    Acquired from Pavey           571        2008      155
                    Acquired from GAC           6,698   2004-2008    1,203
                    Acquired from SP                -                  511
                                              -------               ------
                    Total                     $11,595               $5,633
                                              =======               ======

9.   BENEFIT PLANS

     U.S. PENSION PLANS - The Company sponsors three noncontributory defined benefit pension plans under collective bargaining agreements with unions representing certain employees in the U.S. The Company also has obligations under a noncontributory defined benefit plan, which was curtailed in 1994. The continuing plans provide for benefits based on either a percentage of pay or a dollar multiplier, and years of credited service. Pension costs are funded so as to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974. Pension assets are invested primarily in bank common trust funds.

Accumulated plan benefits for all plans exceed plan assets. The following table summarizes the funded status of the plans and the related amounts that are recognized in the consolidated balance sheets at December 31 (in thousands):

                                                               1996         1995
Actuarial present value of benefit obligations:
 Vested benefit obligation                                    $4,306       $3,868
 Nonvested benefit obligation                                    617          638
                                                              ------       ------
 Accumulated benefit obligation                                4,923        4,506

Effect of projected future compensation levels                   267          375
                                                              ------       ------
Projected benefit obligation for services rendered to date     5,190        4,881
Less plan assets at fair value                                 4,382        2,625
                                                              ------       ------
Projected benefit obligation in excess of plan assets            808        2,256
Unrecognized prior service costs                                (161)        (174)
Unrecognized net gain (loss)                                       3         (727)
Additional minimum liability                                     222          517
                                                              ------       ------
Accrued pension cost                                          $  872       $1,872
                                                              ======       ======

The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as a separate reduction of stockholders' equity at December 31, 1996 and 1995, as follows (in thousands):

                                        1996    1995
Minimum liability adjustment           $ 222   $ 517
Intangible asset                          33     174
                                       -----   -----
                                         189     343
Tax benefit                               79     132
                                       -----   -----
Pension liability adjustment to
 stockholders' equity                  $ 110   $ 211
                                       =====   =====

Net pension expense for the plans included the following components (in thousands):

                                                         1996    1995    1994
Service cost                                            $ 792   $ 700   $ 308
Interest cost on projected benefit obligation             312     281     209
Actual return on plan assets                             (557)   (426)    (54)
Net amortization and deferral                             359     305    (208)
                                                        -----   -----   -----
Net periodic pension cost                               $ 906   $ 860   $ 255
                                                        =====   =====   =====

The significant assumptions used as of December 31 in computing the net pension expense and funded status information shown above are as follows:

                                               1996   1995   1994
Weighted average discount rate                  7.0%   7.0%   8.5%
Expected long term rate of return on assets     8.5%   8.5%   8.5%
Rate of compensation increase                   4.0%   4.0%   4.0%

Certain other U.S. employees covered by union agreements are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to such multi-employer plans were $721,000, $151,000 and $0 for 1996, 1995 and 1994, respectively. Benefits and net asset data for these multi-employer pension plans for union employees are not available.

CANADIAN PENSION PLANS - Supremex maintains five defined benefit pension plans covering certain salaried and hourly employees who have bargained for such benefits. Supremex's policy is to contribute annually at least the minimum amount required by law. Pension funds are invested primarily in mutual funds. The actuarial present value of accumulated benefits related to Supremex's plans at December 31, 1996 and 1995 was $34,193,000 and $12,632,000,
respectively, compared with net assets available for benefits of $25,660,000 and $13,952,000 at December 31, 1996 and 1995, respectively. Included in the consolidated balance sheets at December 31, 1996 and 1995 are pension liabilities for the Supremex plans of $412,000 and $394,000, respectively.

Net pension expense for the Supremex defined benefit pension plans included the following components (in thousands):

                                                   1996     1995
Service cost                                     $   321   $ 141
Interest cost on projected benefit obligation        867     334
Actual return on plan assets                      (1,014)   (377)
Net amortization and deferral                        (93)     (7)
                                                 -------   -----

Net periodic pension cost                        $    81   $  91
                                                 =======   =====

The significant assumptions used as of December 31, 1996 and 1995 in computing net periodic pension expense and funded status information shown above are as follows:

                                                   1996     1995
Weighted average discount rate                   8.5%     8.5%
Expected long term rate of return on assets      8.5%     8.5%
Rate of compensation increase                    5.0%     5.0%

EMPLOYEE STOCK OWNERSHIP PLAN - In 1994, the Company established an ESOP for certain U.S. employees. The ESOP borrowed monies from the Company to purchase 1,298,848 shares of Company common stock. These shares are held in trust and are issued to employees' accounts in the ESOP as the loan is repaid. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's stockholders' equity. The Company's contributions to the ESOP are used to repay the loan principal and interest. Both the loan obligation and the unearned benefit expense are reduced by the amount of loan principal repayments made by the ESOP. Amounts charged to expense are based on the average market value of shares allocated to participants and were $1,973,000 and $1,612,000 for the years ended December 31, 1996 and 1995 and $752,000 for the period from February 24, 1994 through December 31, 1994.

At December 31, 1996 and 1995 the ESOP held the following shares of common stock:

                                                            1996       1995
Shares allocated to participant accounts                    412,116    194,708
Shares committed to be allocated to participant
 accounts in connection with current year contribution      185,823    217,408
Unallocated shares held for future years contributions      700,909    886,732
                                                          ---------  ---------
Total                                                     1,298,848  1,298,848
                                                          =========  =========

The fair market value of the unallocated shares of common stock held for future contributions was $11,477,000 and $10,565,000 at December 31, 1996 and 1995,
respectively.

401(K) PLANS - The Company has three employee savings plans which are designed to qualify under Section 401(k) of the Internal Revenue Code. All U.S. salaried and non-union hourly employees who meet the eligibility requirements are covered under one of these plans. In addition, U.S. employees covered by union agreements where these benefits have been collectively bargained are also covered by one of these plans. Each of the plans allows eligible employees to make salary reduction contributions. The provisions of certain plans include mandatory or discretionary contributions by the Company. Amounts charged to expense in connection with Company contributions were $1,620,000 and $1,656,000 for the years ended December 31, 1996 and 1995, respectively, and $694,000 for the period from February 24, 1994 through December 31, 1994.

PROFIT DISTRIBUTION PLAN - The Company has established a Profit Distribution Plan covering full time employees and executive officers of certain subsidiaries. The Profit Distribution Plan is administered by the Compensation Committee of the Board of Directors. Amounts paid under the Profit Distribution Plan are based on the Company's financial performance. Distributions under the Profit Distribution Plan of $1,268,000 and $1,312,000 were expensed for the years ended December 31, 1996 and 1995, respectively, and $500,000 was expensed for the period from February 24, 1994 through December 31, 1994.

10.  SEGMENT INFORMATION (IN THOUSANDS)

     The Company's operations by business segment and geographic area were as follows:

                              CANADA             UNITED STATES
                             --------  -----------------------------------
                             ENVELOPE  ENVELOPE   HIGH IMPACT
                             PRINTING  PRINTING    PRINTING     CORPORATE    TOTAL
                             --------  --------  -------------  ----------  --------
Net sales:
 1996                        $ 86,928  $551,225    $140,371                 $778,524
 1995                          38,759   510,660      47,384                  596,803
 1994                                   225,678                              225,678

Operating income:
 1996                          13,784    52,376        6,010     $(11,308)    60,862
 1995                           5,797    50,995          993      (10,191)    47,594
 1994                                    24,408                    (5,851)    18,557

Identifiable assets:
 1996                         100,687   245,312      118,368        6,579    470,946
 1995                          79,501   306,187      112,407        2,341    500,436
 1994                                   305,091                     2,598    307,689

Depreciation and
 amortization:
 1996                           2,527     6,076        4,792        5,681     19,076
 1995                           1,031     9,975        1,395          297     12,698
 1994                                     5,988                        77      6,065

Capital expenditures:
 1996                           1,711    11,431        5,600                  18,742
 1995                             426    11,969          521          850     13,766
 1994                                     4,307                       167      4,474

The corporate column includes expenses not allocated to the other segments. The 1996 amounts include corporate office administrative expenses of $7,136,000 and amortization of intangibles of $4,172,000.

11. SUMMARY QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                             QUARTERS ENDED
1996                           12/31/96  9/30/96   6/30/96    3/31/96
Net sales                    $ 199,202  $200,487  $185,110   $193,725
Gross profit                    45,922    43,934    39,382     37,695
Net income                       5,502     5,046     3,612      2,767
Net income per share         $    0.46   $  0.42  $   0.30   $   0.23

                                              QUARTERS ENDED
1995                           12/31/95  9/30/95   6/30/95    3/31/95

Net sales                      $ 182,129 $160,836 $129,439   $124,399
Gross profit                      37,996   30,815   28,328     28,860
Income before
 extraordinary item                3,992    1,470    2,387      2,524
Extraordinary item                 2,412
Net income                         1,580    1,470    2,387      2,524
Income per share before
 extraordinary item            $    0.34  $  0.22 $   0.37   $   0.40
Net income per share           $    0.13     0.22 $   0.37   $   0.40

                                                             PERIOD FROM
                                        QUARTERS ENDED       2/24/94 TO
1994                            12/31/94   9/30/94  6/30/94   3/31/94
Net sales                      $  71,428  $ 62,356 $ 66,076   $ 25,818
Gross profit                      14,679    14,255   14,117      5,922
Net income                         1,323       268      420        732
Net income per share           $    0.23  $   0.05 $   0.07   $   0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


NAME                      AGE    POSITION(S)
----                      ---    -----------
Gerald F. Mahoney         53     Director, Chairman of the Board
                                 and Chief Executive
                                 Officer

Robert J. Terry           56     Director, President and
                                 Chief Operating
                                 Officer

Paul V. Reilly            44     Vice President-Finance and
                                 Chief Financial
                                 Officer

Jana L. Brown             45     Vice President-Controller

Roger Wertheimer          38     Vice President-General Counsel and
                                 Secretary

Frank J. Hevrdejs (2)     51     Director

Susan O. Rheney (1)       37     Director

Frank P. Diassi (2)       64     Director

J. Bruce Duty (1)(2)      45     Director

Jerome W. Pickholz (1)    64     Director

J. Virgil Waggoner        69     Director

-------------------

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee


GERALD F. MAHONEY has been a director, Chairman of the Board and Chief Executive Officer of the Company since February 1994. He was Chairman of the Board, President and Chief Executive Officer of Pavey Envelope and Tag Corp. from January 1991, until it became a subsidiary of the Company in February 1994.
From January 1990 to the present, he has also served as President of Saddle River Capital, an investment banking firm. Mr. Mahoney devotes substantially all of his time to the Company in his capacity as Chairman and CEO. From June 1987 to September 1989, Mr. Mahoney served as President of Transkrit Corp., a business forms manufacturing company.

ROBERT J. TERRY has been a director, President and Chief Operating Officer of the Company since February 1994. He originally joined GP Envelope, the Company's predecessor, in May 1964. Mr. Terry served as Executive Vice President of the Mail-Well Envelope Division of Georgia Pacific from December 1991 to February 1994, and served as Regional Vice President of Butler Paper Company, a subsidiary of Georgia-Pacific, and as Vice President of Georgia Pacific's Mail-Well Envelope Division prior to that. Mr. Terry has served on the Board of the Envelope Manufacturers Association of America since 1992.

PAUL V. REILLY has been Vice-President-Finance and Chief Financial Officer of the Company since June 1995. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of positions including Assistant Corporate Treasurer, Corporate Treasurer, Vice President and Chief Financial Officer, and General Manager of United States Operations. During 1994 and 1995, Mr. Reilly worked with Saddle River Capital, an investment banking firm which purchased and managed small businesses and more recently as Vice President with a direct marketer of educational materials. Mr. Reilly is a Certified Public Accountant.

JANA L. BROWN has been Vice President-Controller of the Company since June 1995. From February 1994 to June 1995, Ms. Brown served as Vice President of Finance of the Company. She joined GP Envelope as Division Controller in December 1990. Previously, she served as Controller for a Georgia-Pacific subsidiary, Hopper Paper, from January 1988 to November 1990 and as a Controller for a Georgia-Pacific container plant in West Monroe, Louisiana from May 1986 to December 1987.

ROGER WERTHEIMER has been Vice President-General Counsel and Secretary of the Company since February 1995. Mr. Wertheimer has been engaged in the practice of law since 1984. He previously served as Corporate Counsel for PACE Membership Warehouse, Inc., from 1988 to 1994 and practiced as a private legal practitioner from March 1994 until February 1995, when he joined the Company.

FRANK J. HEVRDEJS has been a director of the Company since its inception in November 1993. In 1982, Mr. Hevrdejs and co-founded The Sterling Group, Inc., a major management buyout company. Mr. Hevrdejs is a principal and president of The Sterling Group, Inc. Additionally, he is Chairman of First Sterling Ventures, Corp., an investment company, Enduro Holdings, Inc., a structural and electrical manufacturing company, and Fibreglass Holdings, Inc., a truck accessory manufacturer. He is also a board member and a member of the executive committee of Purina Mills, Inc., an animal feed producer, and a board member of Eagle U.S.A., an air-freight company. Mr. Hevrdejs serves as Chairman of the Compensation Committee of the Board of Directors.

SUSAN O. RHENEY has been a director since the inception of the Company in November 1993. She is currently a principal of The Sterling Group, Inc. and has
been since 1992.   Ms. Rheney worked as an independent financial consultant from
December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate with The Sterling Group, Inc. Ms. Rheney serves as Chairwoman of the Audit Committee of the Board of Directors.

FRANK P. DIASSI has been a director of the Company since February 1994. He is currently Managing General Partner of The Unicorn Group, an investment company. He organized The Unicorn Group in 1982 and has originated investments in over 39 entrepreneurial companies. His primary area of interest is in chemical and related industries. Since August 1996, Mr. Diassi has been Chairman of Sterling Chemicals, Inc., a manufacturer of commodity petrochemicals and chemicals used primarily in the pulp and paper industry. He was a founding director of Arcadian Corporation, the largest nitrogen fertilizer company in North America.

Mr. Diassi was formerly a Director and Chairman of the Finance Committee of Arcadian Corporation from 1989 to 1994. Mr. Diassi serves as a member of the Compensation Committee of the Board of Directors.

J. BRUCE DUTY has been a director of the Company since February 1994. Since July 1993 he has been Senior Vice President of Capital Southwest Corporation, a venture capital investment firm. From July 1982 to June 1993, he was Vice President of Capital Southwest Corporation. Mr. Duty serves as a member of the Audit Committee and the Compensation Committee of the Board of Directors.

JEROME W. PICKHOLZ has been a director of the Company since June 1994. From 1978 to 1994, he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 to June 1995, he served as Chairman of the Board of Ogilvy & Mather Direct Worldwide where he is now Chairman Emeritus. Since January 1, 1996, Mr. Pickholz has served as founder and Chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company. Mr. Pickholz serves as a member of the Audit Committee of the Board of Directors.

W. THOMAS STEPHENS has been a director of the Company since March 1996. Since September 1996, Mr. Stephens has been retired from Schuller Corporation. From 1986 to September, 1996, he was Chairman, Chief Executive Officer and President of Schuller Corporation (formerly known as Manville Corporation), a building materials company. Mr. Stephens was Chief Executive Officer and President from 1986 to 1996 and Chairman from June 1990 to September 1996. He also served as Executive Vice President and Chief Financial Officer from 1984 to 1986. Mr. Stephens serves as a director on the boards of Ball Corporation, an aerospace and glass and food packaging company, Public Service of Colorado and Stillwater Mining Company.

J. VIRGIL WAGGONER has been a director of the Company since February 1994.
Since August 1996, Mr. Waggoner has been retired. From 1986 to August 1996 he was President, Chief Executive Officer and a director of Sterling Chemicals, Inc., a manufacturer of commodity petrochemicals and chemicals used primarily in the pulp and paper industry. Mr. Waggoner serves as a director of Kirby Corporation, a transport company.

ITEM 11.  EXECUTIVE COMPENSATION

          The sections labeled "Director Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions", "Executive Compensation", "Summary Compensation Table", "Option Grants in the Last Fiscal Year", "Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values", "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" appearing on pages nine through sixteen in the Company's Proxy Statement filed in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The section labeled "Security Ownership of Certain Beneficial Owners and Management" appearing on pages six through nine in the Company's Proxy Statement filed in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The sections labeled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing on page six in the Company's Proxy Statement filed in connection with the 1997 Annual Meeting of Stockholder's is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

Included in Part II, Item 8 of the Report:

                                                                         Page
                                                                         ----
 Mail-Well, Inc. and Subsidiaries
    Independent Auditors' Report........................................  28
    Consolidated Balance Sheets as of December 31, 1996 and 1995........  29
    Consolidated Statements of Operations for the Years Ended
    December 31, 1996 and 1995 and for the period from February 24, 1994 through December 31, 1994...........................................  31
    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996 and 1995 and for the Period from February 24, 1994 through December 31, 1994...........................................  32
    Consolidated Statements of Changes in Stockholders' Equity for the
    Years Ended December 31 , 1996 and 1995 and for the period from
    February 24 , 1994 through December 31, 1994........................  33
    Notes to Consolidated Financial Statements..........................  34

(a)(2) FINANCIAL STATEMENT SCHEDULES

Included in Part IV of the Report:

                                                                         Page

        Schedule I   Condensed Financial Statements of the Company and
                     Footnotes to Condensed Financial Statements for
                     the years ended December 31, 1996 and 1995 and for
                     the period from February 24, 1994 through December
                     31, 1994...........................................   60
        Schedule II  Valuation and qualifying accounts for the years ended December 31, 1996 and 1995 and  for the
                     period February 24, 1994 through December 31, 1994.   64

(a)(3) EXHIBITS

Exhibit
Number                 Description of Exhibit
------                 ----------------------
3.1       Certificate of Incorporation of the Company, as amended - incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

3.2 Certificate of Amendment of Certificate of Incorporation of the Company dated December 8, 1994 -incorporated by reference from Exhibit
          3.1 of the Company's Registration Statement on Form S-1 dated May 9,
          1995.

3.3 Certificate of Amendment of Certificate of Incorporation of the Company - incorporated by reference from Exhibit 3.3 of the Company's
          Registration Statement on Form S-1 dated September 21, 1995.

3.4 Bylaws of the Company - incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21,
          1995.

4.1 Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company -incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

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

4.3 Indenture dated as of February 24, 1994 by and between M-W Corp. and Shawmut Bank, National Association, as Trustee, with respect to the 10-
          1/2% Original Senior Subordinated Notes and the 10-1/2% Exchange
          Senior Subordinated Notes due 2004, including the form of Note and the guarantees of the Company, Wisco and Pavey - incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

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

10.5      Communications Paper Supply Agreement dated February 24, 1994 between
          G-P and M-W Corp. -incorporated by reference from Exhibit 10.11 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.6      Computer Services Agreement dated February 24, 1994 between G-P and M-
          W Corp. -incorporated by reference from exhibit 10.12 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.

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

10.10     General Indemnity Agreement between M-W Corp. and Amwest Surety
          Insurance Company together with form of Letter of Credit -incorporated by reference from Exhibit 10.16 of the Company's Registration
          Statement on Form S-1 dated March 25, 1994.

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

10.22 Second Amended and Restated Credit Agreement dated as of July 31, 1995 by and among M-W Corp., the banks parties thereto and Banque Paribas, as Agent -incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

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

10.31 Second Amendment to Second Amended and Restated Credit Agreement - incorporated by reference from Exhibit 10.31 of the Company's Form 10-
          Q dated March 31, 1996.

10.32     Asset Purchase Agreement dated April 26, 1996 by and between Quality
          Park Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit 1 of the Company's Form 8-K dated May 2, 1996.

10.33*   Acquisition Agreement and Plan of Share Exchange by and among Graphic
         Arts Center, Inc. and Shepard Poorman Communications Corporation dated
         November 6, 1996.

10.34* Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications
         Corporation dated November 6, 1996.

10.35*   Asset Purchase Agreement dated as of October 15, 1996 by and between
         Supremex, Inc. and PNG Products, Inc. Pac National Group and PNG
         Envelope Internationale, Inc.

10.36*   Master Lease Agreement dated as of August 1, 1996 between General
         Electric Capital Corporation and Mail-Well, Inc., Mail-Well I
         Corporation, Graphic Arts Center, Inc., Mail-Well West, Pavey Envelope and Tag Corp., Wisco II, L.L.C and Wisco Envelope Corp.

10.37*   Third Amended and Restated Credit Agreement dated as of November 15,
         1996, executed by Mail-Well I Corporation, as Borrower, and Wisco
         Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc.,
         Wisco II, L.L.C., Mail-Well Canada Holdings, Inc., Graphic Arts Center,
         Inc. and Wisco III, L.L.C., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein.

10.38* Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Supremex, Inc., as borrower, and Mail-Well I Corporation and Innova Envelope, Inc., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein.

10.39* Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco
         III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and
         Mail-Well Trade Receivables Corp., as Purchaser.

10.40* Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 199 by and between Mail-Well Trade Receivables
         Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest
         Bank Colorado, National Association, Trustee.

10.41*   Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and
         Servicing Agreement, dated as of November 15, 1996, by and between Mail-
         Well Trade Receivables Corporation, Seller, Mail-Well I Corporation,
         Servicer, and Norwest Bank Colorado, National Association, as Trustee on behalf of the Series 1996-1 Certificateholders.

10.42*   Series 1996-1 Certificate Purchase Agreement dated as of November 15,
         1996 among Mail-Well Trade Receivables Corporation, as Seller,
         Corporate Receivables Corporation, as Purchaser, Norwest Bank Colorado,
         National Association, as Trustee, and Mail-Well I Corporation, as
         Servicer

10.43* Intercreditor Agreement dated as of November 15, 1996 by and among Citicorp North America, Inc., as Securitization Company Agent, Banque
         Paribas, New York Branch, as Liquidity Agent, Banque Paribas, as Credit
         Lenders' Agent, Norwest Bank Colorado, National Association, as
         Trustee, Mail-Well Trade Receivables Corporation, as Servicer, originator and Mail-Well Credit Borrower, Supremex, Inc., as the
         Supremex Credit Borrower and the other parties hereto.

10.44*   Series 1996-1 Asset Purchase Agreement among Corporate Receivables
         Corporation, the Liquidity Providers Parties hereto, Citicorp North
         America, Inc., as Securitization Company Agent, Banque Paribas, New
         York Branch, as Liquidity Agent, and Norwest Bank Colorado, National
         Association, as trustee, dated as of November 15, 1996.

10.45*   Participation Agreement dated as of November 15, 1996 among Mail-Well I
         Corporation, as Lessee and Guarantor, Certain Subsidiaries of Mail-Well
         I Corporation, as Subsidiary Guarantors, Paribas Properties, Inc., as
         Lessor, Various Financial Institutions Identified

         herein, as Equity Lenders, Various Financial Institutions Identified herein, as Financing Lenders and Banque Paribas, as Agent for the Financing Lenders and Equity Lenders.

10.46*   Loan Agreement dated as of November 15, 1996 among Paribas Properties,
         Inc., as Lessor, Various Financial Institutions Identified herein, as
         Financing Lenders, Various Financial Institutions Identified herein, as
         Equity Lenders, and Banque Paribas, as Agent for the Lenders.

10.47* Master Equipment Lease and Security Agreement dated November 15, 1996 between Mail-Well I Corporation, as the Lessee or Debtor and Paribas
         Properties, Inc., as the Lessor or Secured Party.

10.48* Security Agreement (Second and Subordinated Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as Debtors, and Banque Paribas, as Agent for Secured Party date
         November 15, 1996.

10.49*   Appendix A to Participation Agreement, Master Lease, and Loan
         Agreement.

10.50*   Lease Facility Guaranty dated as of November 15, 1996 made by Mail-Well
         I Corporation, Mail-Well, Inc. and certain of their Subsidiaries, as Guarantors, in favor of Various Financial Institutions, as the Lenders, and Banque Paribas, as Agent for the Lenders.

10.51*   Assignment of Lease and rent dated as of November 15, 1996 from Paribas
         Properties, Inc., as Assignor to Banque Paribas, as Agent for the
         Lenders, as Assignee.

10.52* Security Agreement (First and Prior Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as
         Debtors, and Banque Paribas, as Agent for Secured Party dated November
         15, 1996.

10.53* Bill of Sale and Assignment of Equipment made and entered into on this 15th day of November, 1996 by Mail-Well I Corporation to and for the benefit of Paribas Properties, Inc.

21   *   Subsidiaries of the Registrant
23.1 *   Report of Deloitte & Touche LLP on Consolidated Financial Statements
         Schedules.
23.2 *   Consent of Deloitte & Touche LLP.
24   *   Powers of Attorney.

_____________
*  Filed herewith.

(b)    REPORTS ON FORM 8-K

       A report on Form 8-K was filed on May 2, 1996 to provide information under Item 2 of Form 8-K regarding the acquisition by Mail-Well I Corporation of Quality Park Products, Inc.

       A report on Form 8-K was filed on July 1, 1996 to provide information under Item 7 of Form 8-K regarding the financial statements in regard to the acquisition by Mail-Well I Corporation of Quality Park Products, Inc.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                                 SCHEDULE I
CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------

ASSETS                                                                         DECEMBER 31,
                                                                            1996      1995
CURRENT ASSETS
 Cash                                                                     $     45  $     19
 Accounts receivable, other                                                      -        85
 Income tax receivable                                                           -     2,772
 Other current assets                                                          172        66
                                                                          --------  --------
   Total current assets                                                        217     2,942

INVESTMENT IN SUBSIDIARY                                                   121,987   103,061

INTANGIBLE ASSETS (net of accumulated amortization of $53 and $34)             256       275

OTHER ASSETS                                                                   129         -
                                                                          --------  --------

TOTAL                                                                     $122,589  $106,278
                                                                          ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Payable to subsidiary                                                    $  1,381  $  3,933
 Other                                                                           -        27
                                                                          --------  --------
   Total current liabilities                                                 1,381     3,960


DEFERRED INCOME TAXES                                                            1         -
                                                                          --------  --------

    Total liabilities                                                        1,382     3,960
                                                                          --------  --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                                       121,207   102,318
                                                                          --------  --------

TOTAL                                                                     $122,589  $106,278
                                                                          ========  ========

                 See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                                          SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
                                                                                         PERIOD FROM
                                                                                      FEBRUARY 24, 1994
                                                            YEAR ENDED DECEMBER 31,        THROUGH
                                                                 1996     1995        DECEMBER 31, 1994
NET SALES
COST OF SALES
       Materials
       Manufacturing
       Depreciation
       Waste recovery
                  Total cost of sales

GROSS PROFIT

OTHER OPERATING COSTS
       Selling
       Administrative                                         $   109  $    64         $      -
       Amortization                                                19       19               15
                                                              -------  -------          -------
                    Total other operating costs                   128       83               15
                                                              -------  -------          -------

OPERATING INCOME (LOSS)                                          (128)     (83)             (15)

OTHER (INCOME) EXPENSE
       Interest expense-debt                                        -     1,650           1,465
       Interest expense-amortization of deferred
        financing costs                                             -        53              74
       Other (income) expense                                      (1)        -             (17)
                                                              -------   -------         -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                             (127)   (1,786)         (1,537)

PROVISION FOR (BENEFIT FROM) INCOME TAXES
       Current                                                      -        11             (31)
       Deferred                                                     1      (554)           (619)
                                                              -------   -------         -------

INCOME (LOSS) BEFORE EQUITY IN
       UNDISTRIBUTED EARNINGS OF SUBSIDIARY
       AND EXTRAORDINARY ITEM                                    (128)   (1,243)           (887)

       Equity in undistributed earnings of subsidiary          17,055    11,616           3,630
                                                              -------   -------         -------

INCOME BEFORE EXTRAORDINARY ITEM                               16,927    10,373           2,743

EXTRAORDINARY ITEM, NET OF TAX
  BENEFIT OF $1,608                                                 -     2,412               -
                                                              -------   -------         -------

NET INCOME                                                    $16,927   $ 7,961         $ 2,743
                                                              =======   =======         =======

                 See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                                                   SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
                                                                                                  PERIOD FROM
                                                                                              FEBRUARY 24, 1994
                                                                     YEAR ENDED DECEMBER 31,        THROUGH
                                                                        1996          1995        DECEMBER 31,
                                                                                                      1994
CASH FLOWS FROM OPERATIONS
 Net income                                                          $ 16,927       $  7,961      $  2,743
 Adjustments to reconcile net income to cash provided by
   operations:
   Equity in undistributed earnings of subsidiaries                   (17,055)       (11,616)       (3,630)
   Amortization                                                            19             72            89
   Accretion of original issue discount                                     -          1,650         1,717
   (Gain) loss on repurchase of deferred coupon notes - pre-tax             -          4,020           (17)
   Deferred tax provision (benefit)                                         1           (554)         (619)
   Changes in operating assets and liabilities, net of effects of acquired businesses:
     Other working capital                                                223         (3,822)        4,859
     Other assets                                                        (129)             -             -
                                                                     --------       --------      --------
      Net cash provided by (used in) operating activities                 (14)        (2,289)        5,142
                                                                     --------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiaries                                               0        (46,161)      (34,682)
                                                                     --------       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from common stock issuance                                 40         68,181        19,631
   Proceeds from issuance of deferred coupon notes                          -              -        17,883
   Debt issuance costs                                                      -              -        (1,654)
   Repurchase of deferred coupon notes                                      -        (19,712)       (4,607)
   Repurchase of common stock                                                              -        (1,713)
                                                                     --------       --------       --------
      Net cash provided by financing activities                            40         48,469        29,540
                                                                     --------       --------      --------

INCREASE IN CASH                                                           26             19             0
BALANCE AT BEGINNING OF PERIOD                                             19              0             0
                                                                     --------       --------      --------

BALANCE AT END OF PERIOD                                             $     45       $     19      $      0
                                                                     ========       ========      ========

Stock issued for debt and equity issuance costs                      $      -       $    430      $  1,254

                 See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                 SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION - The financial statements of Mail-Well, Inc. (the "Company") reflect the investment in Mail-Well I Corporation ("M-W Corp."), a wholly-owned subsidiary, using the equity method.

          INCOME TAXES - The provision (benefit) for income taxes is based on income recognized for financial statement purposes. Deferred income taxes are recognized for the effects of temporary differences between such income and that recognized for income tax purposes. The Company files a consolidated U.S. income tax return with M-W Corp.

2.        CONSOLIDATED FINANCIAL STATEMENTS

          Reference is made to the Consolidated Financial Statements and related Notes of Mail-Well, Inc. and Subsidiaries for additional information.

3.        DEBT AND GUARANTEES

          Information on the debt of the Company is disclosed in Note 4 of the Notes to Consolidated Financial Statements of Mail-Well, Inc. and Subsidiaries included elsewhere herein. The Company has guaranteed all debt of M-W Corp. ($221 million outstanding at December 31, 1996, including current maturities) and certain other obligations arising in the ordinary course of business. The aggregate amounts of M-W Corp.'s debt maturities for the five years following 1996 are: 1997 - $14,427,000; 1998 - $17,144,000; 1999 - $18,037,000; 2000 -
          $18,022,000; 2001 - $18,012,000 and $135,777,000 thereafter.

4.        DIVIDENDS RECEIVED

          No dividends have been received from M-W Corp. since the Company's inception. M-W Corp.'s ability to declare dividends to the Company is restricted by the terms of its bank credit agreements and the indenture relating to M-W Corp.'s Senior Subordinated Notes.

5.        EXTRAORDINARY ITEM

          In 1995, the Company repurchased all outstanding Deferred Coupon Notes at a total cost of $19,712,000. In connection with this debt extinguishment, the Company recognized an extraordinary loss of $2,412,000, net of taxes of $1,608,000.

                                   * * * * *

MAIL-WELL, INC. AND SUBSIDIARIES                                                  SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
FOR THE PERIOD FROM FEBRUARY 24, 1994 THROUGH DECEMBER 31, 1994
(AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------------------------------

                                                                           FOR THE PERIOD FROM
                                                        FOR THE             FEBRUARY 24, 1994
                                                      YEAR ENDED                 THROUGH
                                                      DECEMBER 31,             DECEMBER 31,
                                               1996                1995             1994

Balance at beginning of period              $   1,965             $ 1,457         $    -
Charged to costs and expenses                   2,057                 923          1,513
Charged to other accounts (1)                   1,160 (2)             775 (3)         65
Deductions (4)                                 (2,180)             (1,190)          (121)
                                            ---------             -------         ------
Balance at end of period                    $   3,002             $ 1,965         $1,457
                                            =========             =======         ======


(1)  Recoveries of accounts previously written off.
(2) Includes the beginning balances ($718) of the allowance for doubtful accounts for Supremex, Inc. and Graphic Arts Center, Inc.
(3) Includes the beginning balances ($801) of the allowance for doubtful accounts for Quality Park Products, Inc., Pac National Group (PNG). and Shepard Poorman Communications Corporation.

(4)  Accounts written off.

                                  SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                   Title
---------                   -----

/s/ Gerald F. Mahoney
_____________________
Gerald F. Mahoney           Chairman of the Board, Chief Executive Officer and
                            Director

/s/ Robert J. Terry
_____________________
Robert J. Terry             President, Chief Operating Officer and Director


______________________
Frank P. Diassi  *          Director


______________________
J. Bruce Duty *             Director


______________________
Frank J. Hevrdejs *         Director


______________________
Jerome W. Pickholz *        Director


______________________
Susan O. Rheney *           Director


______________________
W. Thomas Stephens *        Director


______________________
J. Virgil Waggoner *        Director


      /s/ Roger Wertheimer
* By  _______________________
       Roger Wertheimer
       (Attorney in fact for persons indicated)