Form 10-Q
period 1997-06-30
MAIL WELL INC
filed 1997-08-14
CIK 920321

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997


                        Commission file number 0-26692


                                MAIL-WELL, INC.
            (Exact name of Registrant as specified in its charter.)


            Colorado                                     84-1250533
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)



                  23 Inverness Way East, Englewood, CO  80112
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

                            Yes  [X]       No  [_]

As of July 31, 1997, the Registrant had 18,815,356 shares of Common Stock, $0.01 par value, outstanding.


--------------------------------------------------------------------------------

MAIL-WELL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                     Page


Part I -     Financial Information

Item 1.      Financial Statements                                      3

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10

Item 3.      Quantitative and Qualitative Disclosures About
               Market Risk                                            17

Part II -    Other Information

Item 1.      Legal Proceedings                                        17

Item 2.      Changes in Securities                                    17

Item 3.      Defaults upon Senior Securities                          17

Item 4.      Submission of Matters to a Vote of Securities Holders    17

Item 5.      Other Information                                        17

Item 6.      Exhibits and Reports on Form 8-K                         17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                                              (Unaudited)
                                                June 30,       December 31,
                                                  1997             1996
--------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                    $  12,523      $   9,656
   Receivables, net                                35,954         40,612
   Accounts receivable - other                     10,108          7,743
   Income tax receivable, net                       2,374          3,504
   Inventories                                     73,001         68,275
   Deferred tax asset                               2,361          2,309
   Other current assets                             4,933          3,513
                                                ---------      ---------
        Total current assets                      141,254        135,612
PROPERTY, PLANT AND EQUIPMENT - NET               187,857        183,302
DEFERRED FINANCING COSTS - NET                     13,207         14,497
GOODWILL - NET                                    128,451        128,812
OTHER ASSETS - NET                                  8,863          8,723
                                                ---------      ---------
TOTAL                                           $ 479,632      $ 470,946
                                                =========      =========

CURRENT LIABILITIES
   Accounts payable                             $  38,931      $  44,539
   Accrued compensation and vacation               23,952         23,312
   Accrued interest                                 5,429          4,455
   Other current liabilities                       28,222         26,206
   Current portion of long-term debt
    and capital leases                             15,575         14,975
                                                ---------      ---------
        Total current liabilities                 112,109        113,487
ACCRUED PENSION                                     1,330          1,284
CAPITAL LEASES                                      2,817          2,958
BANK BORROWINGS                                   112,853        121,992
SUBORDINATED NOTES                                 85,000         85,000
DEFERRED INCOME TAXES                              27,099         23,153
OTHER LONG TERM LIABILITIES                         3,559          1,865
                                                ---------      ---------
        Total liabilities                         344,767        349,739
                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value;
    25,000 shares authorized, none
    issued and outstanding                              -              -
   Common stock, $0.01 par value;
    30,000,000 shares authorized,
    18,774,562 and 19,414,242 shares
    issued and 18,774,562 and 18,731,130
    (including 1,948,272 shares held by ESOP)
    outstanding, respectively                         188            194
   Paid-in capital                                 97,689         98,216
   Retained earnings                               40,188         27,631
   Unearned ESOP compensation                      (2,832)        (2,896)
   Cumulative foreign currency translation
    adjustment                                       (258)          (115)
   Pension liability adjustment                      (110)          (110)
   Treasury stock - at cost; 683,112 shares
    outstanding at December 31, 1996                    -         (1,713)
                                                ---------      ---------
        Total stockholders' equity                  4,865        121,207
                                                ---------      ---------
TOTAL                                           $ 479,632      $ 470,946
                                                =========      =========


See notes to unaudited consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
                               Quarter Ended June 30,  Six Months Ended June 30,
                                1997         1996         1997          1996
                             ----------   -----------  -----------   -----------

NET SALES                  $   207,482  $   185,110   $   419,514   $   378,835

COST OF SALES
  Materials                     85,456       84,474       175,414       175,404
  Labor and other               60,657       48,838       119,674       102,132
  Manufacturing                 14,025       10,300        29,566        21,037
  Depreciation                   3,324        3,993         6,679         7,478
  Waste recovery                (2,261)      (1,877)       (4,734)       (4,292)
                           -----------  -----------   -----------   -----------
     Total cost of sales       161,201      145,728       326,599       301,759

GROSS PROFIT                    46,281       39,382        92,915        77,076

OTHER OPERATING COSTS
  Selling                       15,609       13,629        31,030        27,661
  Administrative                12,120       10,112        25,165        20,132
  Amortization                     940          988         2,057         1,934
  Loss on disposal of assets       351          598         1,222           598
                            ----------  -----------   -----------   -----------
     Total other
       operating costs          29,020       25,327        59,474        50,325

OPERATING INCOME                17,261       14,055        33,441        26,751

OTHER EXPENSE
  Interest expense - debt        4,551        7,064         9,105        14,145
  Interest expense -
    amortization of deferred
    financing costs                724          748         1,448         1,480
  Discount on sale of
    accounts receivable            938            0         1,961             0
  Other (income) expense          (354)         (77)         (884)          (23)
                           -----------  -----------   -----------   -----------

INCOME BEFORE INCOME TAXES      11,402        6,320        21,811        11,149

PROVISION FOR INCOME TAXES
  Current                        3,103        2,217         5,654         3,426
  Deferred                       1,723          491         3,600         1,344
                           -----------  -----------   -----------   -----------

NET INCOME                 $     6,576  $     3,612   $    12,557   $     6,379
                           ===========  ===========   ===========   ===========

NET INCOME PER SHARE       $      0.35  $      0.20   $      0.68   $      0.36

WEIGHTED AVERAGE SHARES
  OUTSTANDING               18,565,921   17,824,593    18,362,111    17,802,282



           See notes to unaudited consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
                                                              1997        1996
                                                       -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $ 12,557   $   6,379
 Adjustments to reconcile net income to cash
  provided by operations
   Depreciation                                              6,679       7,478
   Amortization                                              3,505       3,414
   Deferred tax provision                                    3,600       1,344
   Loss on disposal of assets                                1,222         598
   ESOP compensation expense                                    68       1,089
   Other                                                       100        (125)
 Change in operating assets and liabilities
   Receivables                                               3,593      12,608
   Current income taxes                                      1,073         597
   Inventories                                              (3,038)      9,971
   Accounts payable                                         (4,285)     (1,489)
   Accrued interest                                            974      (1,052)
   Other working capital                                     4,843      (4,544)
 Accrued pension, current and long term                       (139)        115
   Other assets and other long-term liabilities               (895)       (192)
                                                         ---------   ---------
     Net cash provided by operating activities              29,857      36,191

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition costs                                          (6,235)    (25,610)
 Capital expenditures                                      (12,658)     (7,133)
 Proceeds from sale of property, plant and equipment           152       2,101
 Maturity of temporary cash investments                          -         250
                                                         ---------   ---------
     Net cash used in investing activities                 (18,741)    (30,392)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock issuance                           123          15
 Cash overdrafts                                               810      (2,734)
 Proceeds from long-term debt                                9,000      99,639
 Repayments of long-term debt                              (17,472)   (102,392)
 Repayments of capital lease obligations                      (395)       (326)
                                                         ---------   ---------

     Net cash used in financing activities                  (7,934)     (5,798)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (315)         (1)
                                                         ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                        2,867           0
BALANCE AT BEGINNING OF PERIOD                               9,656           0
                                                         ---------   ---------

BALANCE AT END OF PERIOD                                 $  12,523   $       0
                                                         =========   =========

NON-CASH FINANCING ACTIVITIES
  Cash paid for interest                                 $   8,131   $  15,197
  Cash paid for taxes                                        5,163       2,824
  Issuance of common stock for compensation                      0          51


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

     Interim Financial Information - The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flow for the quarter and six months ended June 30, 1997 and 1996.

     Employee Stock Ownership Plan - Unearned ESOP compensation balance is presented in the accompanying financial statements as a reduction of equity. As the ESOP shares are allocated to participants, the unearned ESOP compensation balance will decrease and compensation expense will be recorded.

     Earnings Per Share - In June 1997, the Company's common stock split
     3:2; all shares and per share information has been retroactively restated to reflect the conversion.

     Net income per share is computed by dividing net income by the weighted average number of common shares. Common shares outstanding excludes unallocated and uncommitted shares held by the ESOP.

                               Quarter Ended June 30,     Six Months Ended June 30,
                                 1997          1996           1997          1996
                               ----------    ----------    ----------    ----------

Common shares                  17,840,479    17,484,683    17,808,467    17,480,645
Common stock equivalents          725,442       339,910       553,644       321,637
                               ----------    ----------    ----------    ----------
Total shares outstanding       18,565,921    17,824,593    18,362,111    17,802,282
                               ==========    ==========    ==========    ==========



Reclassification - Certain amounts in the 1996 financial statements have been reclassified to conform to 1997 presentation.

3.        DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (in thousands)

          Inventories:
                                             June 30, 1997      December 31, 1996
          Raw materials                           $ 25,922               $ 25,953
          Work in process                            7,982                  7,549
          Finished goods                            41,728                 37,385
          Reserve for obsolescence and loss         (2,631)                (2,612)
                                                  --------               --------
          Total                                   $ 73,001               $ 68,275
                                                  ========               ========


          Property, plant and equipment:
                                             June 30, 1997      December 31, 1996

          Land and land improvements              $ 11,698               $ 11,429
          Buildings                                 50,645                 45,385
          Leasehold improvements                     2,390                  3,627
          Machinery and equipment                  125,977                124,028
          Furniture and fixtures                     3,332                  3,066
          Automobiles and trucks                       587                    556
          Computers and software                     9,897                  7,457
          Assets under capital lease                 1,502                  3,584
          Construction in progress                  10,608                  6,576
                                                  --------               --------
                                                   216,636                205,708
          Less accumulated depreciation            (28,779)               (22,406)
                                                  --------               --------
           Total                                  $187,857               $183,302
                                                  ========               ========

4.        LONG-TERM DEBT

          Long-term debt consists of the following (in thousands):

                                             June 30, 1997      December 31, 1996
          Bank borrowings:
          Revolving credit loans                  $      0               $    768
          Term loans                               127,788                135,000
          Subordinated notes                        85,000                 85,000
          Other                                        229                    651
                                                  --------               --------
                                                   213,017                221,419
          Less current maturities                  (15,164)               (14,427)
                                                  --------               --------
          Long-term debt                          $197,853               $206,992
                                                  ========               ========

          The bank credit agreements of the Company include a $30.0 million revolving credit facility, a C$10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisitions loan facility, a $12.0 million letter of credit facility and a C$8.0 million letter of credit facility. The Company's obligations under the bank credit agreement are secured by substantially all of the assets of the domestic subsidiaries of the Company and by 66% of the common stock of a Canadian subsidiary.

          An interest rate cap agreement is used to reduce the potential impact of increases in the rates on floating-rate long-term debt. At June 30, 1997, the Company was party to an interest rate cap agreement for the notional amount of $55.0 million which provides an effective LIBOR interest rate cap of 9.0% and expires June 30, 1999. The agreement entitles the Company to receive from counterparties the amounts, if any, by which the Company's interest payments exceed the interest rate cap.

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

                                             Income        Shares      Per-Share
(dollars in thousands)                     (Numerator)  (Denominator)   Amount
---------------------------------------------------------------------------------
                                            For the Quarter Ended June 30, 1997
                                            -----------------------------------
     Basic Earnings Per Share
     Income available to common
      stockholders                            $ 6,576     17,840,479      $0.37
                                                                         ======

     Effect of Dilutive Securities
     Stock options, primarily                       0        725,442
                                              -------     ----------

     Diluted Earnings Per Share
     Income available to common
      stockholders
       including assumed conversions          $ 6,576     18,565,921      $0.35
                                              =======     ==========     ======

                                            For the Quarter Ended June 30, 1996
                                            -----------------------------------
     Basic Earnings Per Share
     Income available to common
      stockholders                            $ 3,612     17,484,683      $0.21
                                                                         ======

     Effect of Dilutive Securities
     Stock options, primarily                       0        339,910
                                              -------     ----------

     Diluted Earnings Per Share
     Income available to common
       stockholders including assumed
       conversions                            $ 3,612     17,824,593      $0.20
                                              =======     ==========     ======

                                         For the Six Months Ended June 30, 1997
                                         --------------------------------------
     Basic Earnings Per Share
     Income available to common
      stockholders                            $12,557     17,808,467      $0.71
                                                                         ======

     Effect of Dilutive Securities
     Stock options, primarily                       0        553,644
                                              -------     ----------

     Diluted Earnings Per Share
     Income available to common
      stockholders including assumed
       conversions                            $12,557     18,362,111      $0.68
                                              =======     ==========     ======

                                                     For the Six Months Ended June 30, 1996
                                                     --------------------------------------
     Basic Earnings Per Share
     Income available to common stockholders         $6,379         17,480,645        $0.36
                                                                                      =====

     Effect of Dilutive Securities
     Stock options, primarily                             0            321,637
                                                     ------         ----------

     Diluted Earnings Per Share
     Income available to common stockholders
       including assumed conversions                 $6,379         17,802,282        $0.36
                                                     ======         ==========        =====

6.   STOCK OPTIONS

     On March 31, 1997, the Company's Board of Directors adopted a non-qualified stock option plan for key employees and directors, authorizing future grants of stock options to purchase up to 975,000 shares of the Company's common stock. Also at that time, stock options were granted under the non-qualified stock option plan for the purchase of up to approximately 600,000 shares of common stock, in addition to the granting of stock options under the Company's 1994 stock option plan for the purchase of approximately 187,500 shares of common stock. The exercise price of all options granted equals or exceeds the fair market value of the Company's common stock on the date of grant.

7.   ACQUISITIONS

     On June 27, 1997, the Company acquired all of the outstanding shares of common stock of Griffin Envelope, Inc. ("Griffin"). Griffin, which is located in Seattle, Washington, manufactures and distributes envelopes in the northwestern United States. Annual sales for Griffin approximate $12 million. The balance sheet of Griffin is included in the consolidated balance sheet of the Company as of June 30, 1997; the statement of operations excludes the operations of Griffin.

     On July 11,1997, the Company acquired all of the outstanding shares of common stock of The Allied Printers ("Allied"). Allied, which is located in Seattle, Washington, is a high impact color printer servicing customers with sheet fed printing needs. Annual sales for Allied approximate $17 million. The Company issued 36,531 shares of common stock in connection with this acquisition.

     On July 14, 1997, the Company acquired all of the outstanding shares of common stock of Murray Envelope Corporation ("Murray"). Murray, which is located in Hattiesburg, Mississippi, manufactures envelopes primarily for sales through distributors in the south eastern and south central markets. Additionally, the Barkley division of Murray distributes filing products for the national market. Annual sales for Murray approximate $48 million. In connection with the acquisition, a wholly-owned subsidiary of the Company issued 110,236 shares of common stock which are convertible into an equal number of shares of Company common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated historical financial statements and related notes of Mail-Well, Inc. and its subsidiaries (the "Company") included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, product demand and sales, growth rate, ability to obtain assumed productivity savings, quality controls, availability of acquisition opportunities and their related costs, cost savings due to integration and synergies associated with acquisitions, ability to obtain additional financings and bank restructuring, interest rates, foreign currency exchange rates, paper and raw material costs, waste paper prices, ability to pass through paper costs to customers, postage rates, changes in the direct mail industry, competition, ability to develop new products, labor costs, labor relations and advertising costs. This entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Overview

Operating Results - Net income for the quarter ended June 30, 1997 increased by $3.0 million ($0.15 per share), or 82%, compared with the prior year period.
For the six months ended June 30, 1997, net income increased by $6.2 million ($0.32 per share), or 97%, compared with the six months ended June 30, 1996. Sales for the quarter ended June 30, 1997 rose $22.4 million, or 12%, from the prior year's quarter, and for the first six months of 1997 increased by $40.7
million, or 10.7%, over the first six months of 1996.   During the most recent
quarter and the first six months of 1997, the Company focused its efforts on integrating the operations of recently acquired businesses into the Canadian Envelope and High Impact Color Printing segments of the Company, respectively. These efforts included reviewing the acquired operations to determine changes to be made to cost structures, pricing and strategic markets. The High Impact Color Printing segment continued to address market pressures by repositioning its marketing efforts toward the channels within this segment for which the gross margins were higher. In November 1996, the bank credit agreement was amended, the Company refinanced certain equipment under a sale/leaseback arrangement and a receivable securitization facility was arranged. The effects of these transactions are reflected in the results for 1997.

Acquisitions - In April 1996, the Company acquired Quality Park Products, Inc. ("QPP"), a printer and manufacturer of envelopes. In November 1996, the Company acquired Pac National Group Products, Inc. ("PNG"), a Canadian envelope printer and manufacturer based in Ontario. In December 1996, the Company acquired Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana. In June 1997, the Company acquired Griffin Envelope, Inc. ("Griffin"), a manufacturer and distributor of envelopes located in Seattle, Washington. In July 1997, the Company acquired Murray Envelope Corp. ("Murray"), a manufacturer of envelopes located in Hattiesburg, Mississippi. Also, in July 1997, the Company acquired The Allied Printers ("Allied"), a high impact color printer located in Seattle, Washington.

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

                                Quarter Ended June 30,                                     Six Months Ended June 30,
                                ----------------------                                    --------------------------
                                   1997                    1996                       1997                   1996
                          -----------------------------------------------------------------------------------------------
(dollars in thousands)    $              %          $             %           $             %          $             %
-------------------------------------------------------------------------------------------------------------------------

Net sales                 $139,677      100.0       $140,679     100.0        $279,377     100.0       $292,622     100.0
Cost of sales              108,325       77.5        112,088      79.7         216,648      77.5        234,634      80.2
Operating expenses          16,738       12.0         14,399      10.2          33,471      12.0         30,948      10.6
                          --------      -----       --------   -------       ---------     -----       --------     -----
Operating income          $ 14,614       10.5       $ 14,192      10.1        $ 29,258      10.5       $ 27,040       9.2
                          ========      =====       ========   =======       =========     =====       ========     =====





Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

Net sales - Net sales decreased by $1.0 million (or 0.7%) for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. The average selling price decreased 8.1% to $19.08 per thousand units for the quarter ended June 30, 1997 from $20.76 per thousand units for the quarter ended June 30, 1996, due mainly to lower paper costs and competitive pricing pressures. Because of its ability to pass on changes in paper costs to its customers, the Company uses volumes of units sold and material gross margin (that is, net sales less cost of materials net of waste recovery revenue, measured on a per thousand unit basis) as indicators of revenue trends in its envelope operations. Unit volume increased 7.3% to 7.3 billion units in the second quarter of 1997 from 6.8 billion units in the same quarter of 1996, indicating that customers have been increasing their volumes at the lower prices. Material gross margin decreased to $11.09 per thousand units in the second quarter of 1997 from $11.32 per thousand units in the year-ago period, as lower selling prices were not entirely offset by lower paper prices.

Cost of sales - Total cost of sales, as a percentage of sales, decreased from 79.7% in 1996 to 77.5% in 1997. Cost of sales includes materials, labor, manufacturing, depreciation and other manufacturing costs, net of waste recovery revenue. A decrease in average paper costs of approximately 16% in the second quarter of 1997 from the second quarter of 1996 was the major factor in the reduction in total cost of sales. The decline in paper costs, while material gross margins remained relatively constant, resulted in the decrease in cost of sales as a percentage of sales. In addition, factory labor and overhead costs declined to $5.71 per thousand units in the second quarter of 1997 from $5.81 per thousand units in the year-ago quarter. Gross profit per thousand units increased 1.4% from $4.22 in the second quarter of 1996 to $4.28 in 1997.

Operating expenses - For the second quarter ended June 30, 1997, selling and administrative expenses increased by $2.4 million, to 12.0% of sales from 10.2% of sales compared to the same period in 1996. The increase included increases in salaries and bonuses, profit sharing and health insurance. In particular, the Company accrued for profit sharing and bonuses in the second quarter of 1997, whereas the Company did not accrue for these items in the first half of 1996 due to business conditions at that time.


Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

Net sales - Net sales decreased 4.4% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The average selling price decreased 8.6% to $19.27 per thousand units for the six months ended June 30, 1997 from $21.08 per thousand units for the six months ended June 30, 1996, due mainly to lower paper costs and competitive pricing pressures. Unit volume increased 4.3% to 14.5 billion units in the first six months of 1997 from 13.9 billion units in the same period of 1996, indicating that customers have been increasing their volumes at the lower prices. Material gross margin increased to $11.18 per thousand units in the six months ended June 30, 1997 from $11.09 per thousand in the year-ago period. The increase in material gross margin in the first quarter of 1997 was offset by lower material gross margins in the second quarter of 1997.

Cost of sales - Total cost of sales, as a percentage of sales, decreased from 80.2% in 1996 to 77.5% in 1997. A decrease in average paper costs of approximately 19% as compared with the prior year period was the major factor in the reduction in total cost of sales, and was partially offset by a .5% increase in factory labor and overhead expenses from $5.70 per thousand units in the first six months of 1996 to $5.73 per thousand units in the 1997 period. Gross profit per thousand units increased 3.6% from $4.18 in the first half of 1996 to $4.33 in 1997.

Operating expenses - For the six months ended June 30, 1997, selling and administrative expenses, as a percent of sales, increased to 12.0% from 10.6% compared to the same period in 1996. The $2.5 million increase includes increases in salaries and bonuses, profit sharing and health insurance, $2.4 million of which occured in the second quarter chiefly as a result of accruals for profit sharing and bonuses which were not made in the year-ago period.


Canadian Envelope
-----------------

The following table presents financial information with respect to the Canadian Envelope operations for the quarters and six months ended June 30, 1997 and 1996. The 1997 information includes the operations of both Supremex, Inc., the Company's main Canadian operating subsidiary ("Supremex"), and PNG, while the 1996 information excludes the operations of PNG. All amounts are in U.S. dollars.

                                        Quarter Ended June 30,                   Six Months Ended June 30,
                             -----------------------------------------    -----------------------------------
                                       1997                  1996               1997                1996
                             ----------------------  -----------------    ---------------    ----------------
(dollars in thousands)           $            %          $         %        $         %         $          %
---------------------------  ----------  ----------  ---------   -----    -------   -----    -------    -----
Net sales                     $27,466      100.0     $  20,176   100.0    $59,082   100.0    $42,326    100.0
Cost of sales                  19,017       69.2        14,146    70.1     41,794    70.7     30,309     71.6
Operating expenses              4,176       15.2         2,942    14.6      8,746    14.8      5,926     14.0
                              ---------  -----------  --------   -----    -------   -----    -------    -----
Operating income              $ 4,273       15.6      $  3,088    15.3    $ 8,542    14.5    $ 6,091     14.4
                              =========  ===========  ========   =====    =======   =====    =======    =====

Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

Net sales - Net sales of $27.5 million for the Canadian Envelope segment included $8.0 million of net sales attributable to PNG. The 1997 net sales for Supremex of $19.5 million represented a $0.7 million, or 3.5%, decline in net sales dollars as compared to the quarter ended June 30, 1996. Paper prices decreased approximately 10% in the quarter ended June 30, 1997 as compared to paper prices for the quarter ended June 30, 1996, which translates to an expected decline in selling prices of 4.3%. The average selling price decreased only 3.1% to $19.58 per thousand units in the most recent quarter as compared to $20.20 per thousand units for the year-ago quarter. As a result of the Company exiting certain markets with relatively low selling prices and margins, the average selling price did not decline as much as expected. Unit volume at Supremex was stable at 1.0 billion units for both quarters, while unit volume for Canadian Envelope (including PNG) increased to 1.4 billion units in 1997. Material gross margin increased from $11.33 per thousand units in the quarter ended June 30, 1996 to $11.57 per thousand units for the same quarter in 1997. The higher material gross margin was attributable to the shift away from less profitable markets.

Cost of sales - Total cost of sales, as a percentage of sales, decreased from 70.1% in 1996 to 69.2% in 1997. The gross profit per thousand units increased 1.0% to $6.11 per thousand units from $6.04 per thousand units in 1996. As PNG's operations are integrated with those of Supremex, the cost of sales (as a percentage of net sales), is expected to decrease further as Supremex's operating strategies are applied to PNG's operations.

Operating expenses - As a percentage of sales, operating expenses increased to 15.2% of net sales for the quarter ended June 30, 1997 from 14.6% of net sales in the same quarter of 1996 due to the higher cost structure of PNG and severance payments made in the most recent quarter. Operating expenses as a percentage of net sales are expected to decrease as PNG's cost structure is changed to reflect that of Supremex. Specifically, PNG's costs for administrative expenses exceed the parameters of Supremex's cost structure.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

Net sales - Net sales of $59.1 million for the Canadian Envelope segment included $17.6 million of net sales attributable to PNG. The net sales for Supremex of $41.5 million for the six months ended June 30, 1997 represented a $0.8 million, or 2.0%, decline in net sales dollars as compared to the same period in 1996. Paper prices decreased 10% in the six months ended June 30, 1997 as compared to paper prices for the six months ended June 30, 1996, which translates to an expected decline in selling prices of 4.3%. The average selling price decreased 4.1% to $19.50 per thousand units as compared to $20.33 per thousand units for the six months ended June 30, 1996. As a result of the Company exiting certain markets with relatively low selling prices and margins, the average selling price did not decline as much as expected. Unit volume at Supremex was stable at 2.1 billion units for both periods, while unit volume for Canadian Envelope (including PNG) increased to 2.95 billion units in 1997. Material gross margin increased from $11.21 per thousand units in the year-ago period to $11.42 per thousand units for the same period in 1997. The higher material gross margin was attributable to the shift away from less profitable markets.

Cost of sales - Total cost of sales, as a percentage of sales, decreased from 71.6% for the six months ended June 30, 1996 to 70.72% in the same period in 1997. The gross profit per thousand units increased 1.6% to $5.86 per thousand units from $5.77 per thousand units in 1996. As PNG's operations are integrated with those of Supremex, the cost of sales (as a percentage of net sales), is expected to decrease as Supremex's operating strategies are applied to PNG's operations.

Operating expenses - As a percentage of sales, operating expenses increased to 14.8% of net sales for the six months ended June 30, 1997 from 14.0% of net sales in the year-ago period, due to the higher cost structure of PNG.
Operating expenses as a percentage of net sales are expected to decrease as PNG's cost structure is changed to reflect that of Supremex. Specifically, PNG's costs for administrative expenses exceed the parameters of Supremex's cost structure.

High Impact Color Printing
--------------------------

The following table presents financial information with respect to the High Impact Color Printing operations for the periods ended June 30, 1997 and 1996. The operations of SP are excluded from the results for the quarter and six months ended June 30, 1996.


                                        Quarter Ended June 30,             Six Months Ended June 30,
                             ----------------------------------------  ---------------------------------
                                       1997                 1996             1997                1996
                             ---------------------  -----------------  ---------------   ---------------
(dollars in thousands)            $           %         $         %       $        %        $         %
---------------------------  -----------  --------  ---------   -----  -------   -----   -------   -----

Net sales                        $40,339    100.0   $  24,255   100.0  $81,055   100.0   $67,153   100.0
Cost of sales                     33,319     82.6      19,494    80.4   67,021    82.7    56,468    84.1
Operating expenses                 5,255     13.0       3,934    16.2   10,420    12.9     8,976    13.4
                             -----------  --------  ---------   -----  -------   -----   -------   -----
Operating income                 $ 1,765      4.4      $  827     3.4  $ 3,614     4.4   $ 1,709     2.5
                             ===========  ========  =========   =====  =======   =====   =======   =====

Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

Net sales - Net sales produced at the Company's Graphic Arts Center, Inc. subsidiary ("GAC") for the quarter ended June 30, 1997 were $26.6 million of the quarter's net sales for the High Impact Color Printing segment of the Company, a 9.7% increase from the prior year. Net sales produced at SP constituted $13.7 million of the quarter's net sales and represented a decrease of 6.1% compared with those of the prior year (before SP was owned by the Company). A shift of annual report work from the first quarter to the second quarter resulted in increased net annual report sales of $0.8 million in the second quarter of 1997. Annual report sales to new customers (net of customer losses) added another $0.1 million to net sales in the second quarter of 1997. Catalog and car brochure sales increases of $1.0 and $0.4 million, respectively, comprise the remainder of the $2.4 million increase in GAC net sales. The increase in catalog sales includes $0.8 million from a new client; the remaining increase was due to changes in existing customer orders. The sales increase from car brochures was from an existing client; net sales in this time period for car brochures was unusual. The decrease in sales at SP (as compared to the same period in 1996) was due, primarily, to one client that was acquired by another company which caused a temporary push back in its highly seasonal production cycle; the sales volumes attributable to this customer are expected to occur in the third quarter.

Cost of sales - For GAC, the total cost of sales as a percentage of net sales increased from 80.4% in the second quarter of 1996 to 82.6% in the second quarter of 1997. Cost of sales for GAC and SP totaled $22.3 million and $11.0 million, respectively. Due to changes in the mix of paper used in its operations, the declining paper market had a negligible effect on cost of sales
at GAC.   The $2.8 million increase in cost of sales related to GAC included
$1.9 million which correlates to the increase in the sales. The remaining $0.9 million increase included $0.5 million for outside tradework paid for specialties which could not be done in-house. Increased wages required another $0.3 million. SP cost of sales of $11.0 million is included in the 1997 amount and represents 80.6% of SP's sales which is consistent with the second quarter of 1996 (before SP was owned by the Company).

Operating expenses - Total operating expense was $1.3 million higher than the amount for the quarter ended June 30, 1996. This increase included $1.6 million of operating expenses related to SP offset by $0.3 million in operating expense reductions implemented by the GAC operations of the High Impact Color Printing segment. The GAC reductions were almost exclusively due to declines in selling expenses, including sales commissions and sales salaries, as certain sales representatives were moved to full-commission status from salaried status and lower unit prices reduced commission expense. Additional reductions were made to the travel and entertainment and information services costs.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

Net sales - Net sales produced at GAC for the six months ended June 30, 1997 were $55.3 million, a 17.6% decrease from the prior year. Net sales produced at SP constituted $25.7 million of the net sales for the six months ended June 30, 1997 and represented a decrease of 4.1% compared with those of the prior year (before SP was owned by the Company). This decline in net sales was due to the Company targeting higher margin markets and allocating sales resources to those markets; the remarketing effort has caused a decline in sales volumes.
Operating income margins for the High Impact Color Printing segment of the Company have increased to 4.4% of net sales from 2.5% of net sales. Another factor affecting the decline in sales dollars was the decrease in paper costs between 1996 and 1997 which caused a corresponding decrease in net sales dollars.

Cost of sales - Total cost of sales decreased to 82.7% of sales for the six months ended June 30, 1997 as compared to 84.1% for the six months ended June 30, 1996. Cost of sales for GAC and SP totaled $45.4 million and $21.6 million, respectively. The $11.1 million decline in GAC's cost of sales was comprised of declines in paper prices and other manufacturing costs. Reduction in paper prices, coupled with improved corporate purchasing power, resulted in lower paper costs of approximately $5.9 million as compared with the six months ended June 30, 1996. Outside tradework declined both as a percentage of revenue and by $1.5 million in nominal dollars. A reduction in factory costs constituted the remainder of the favorable variance and corresponds largely to the downward movement in volumes. Improved control over overtime and factory chargeability also yielded favorable variances. SP cost of sales of $21.6 million is included in the 1997 figure and represents 84.1% of SP's sales. The comparable figure for SP in 1996 was $23.2 million or 86.5% of SP's sales.

Operating expenses - Total operating expense was $1.4 million greater for the six months ended June 30, 1997 than that recorded for the six months ended June 30, 1996. The increase included $2.8 million of operating expenses related to SP offset by $1.4 million in operating expense reductions implemented by the GAC operations of the High Impact Color Printing segment. The GAC reductions are almost exclusively due to declines in selling expenses including sales commissions and sales salaries. These reductions occurred as GAC has moved certain sales representatives to full-commission status from salaried status and lower unit prices have reduced commission expense. Additionally, reductions have been made to the travel and entertainment and information services costs.

Corporate Expenses
------------------

The following table presents historical financial information for the Company and includes the operations of each acquired company from the date of its acquisition. The percentage column presents the specific expense items as a percentage of historical net sales for the year.


                                          Quarter Ended June 30,                 Six Months Ended June 30,
                             -------------------------------------------  ------------------------------------
                                       1997                   1996               1997                1996
                             ----------------------    -----------------  -----------------   ----------------
(dollars in thousands)            $           %            $        %        $          %        $         %
---------------------------  -----------  ---------    --------  -------  ------      -----   ------    ------

Cost of sales -
 operating lease expenses        $  540        0.3      $    0      -     $1,136       0.2    $     0       -
Operating expenses                1,560        0.8       2,466    1.3      3,558       0.8      3,639     1.0
Amortization expense                940        0.5         988    0.5      2,057       0.5      1,934     0.5
Loss on disposal of assets          351        0.2         598    0.3      1,222       0.3        598     0.2
Interest expense - debt           4,551        2.2       7,064    3.8      9,105       2.2     14,145     3.7
Interest expense -
 amortization of deferred
 financing costs                    724        0.3         748    0.4      1,448       0.3      1,480     0.4
Discount on sale of
 accounts receivable                938        0.5           0      -      1,961       0.5          0       -
Other (income) expense             (354)      (0.2)        (77)     -       (884)     (0.2)       (23)      -
Income tax expense                4,826        2.3       2,708    1.5      9,254       2.2      4,770     1.3


Cost of sales - operating lease expenses - Certain property, plant and equipment of the Company was sold as part of a sales/leaseback transaction in the fourth quarter of 1996. The expense amounts represent the operating lease payments for the quarter and six month periods ending June 30, 1997; there was no comparable expense in the quarter or six months ended June 30, 1996.

Operating expenses - Total operating expenses decreased by $0.9 million (or 37%) in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996, and by less than $0.1 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decrease in operating expenses for the quarter offset the increase in expenses recorded for the first quarter ended March 31, 1997, primarily as a result of certain corporate expenses, including the annual report and proxy statements, having been incurred in the earlier quarter in 1997. Included in operating expenses in the quarter and six months ended June 30, 1997 is $0.3 million and $0.5 million, respectively, of administrative expenses related to the accounts receivable securitization program.

Loss on disposal of assets - The majority of the loss on disposal of assets relates to building and equipment costs written off related to the closing of the Pittsburgh warehouse and reorganizations of the plants in Salt Lake City and Chicago. In 1996, the loss on disposal of assets included costs to relocate the Philadelphia plant and consolidate the Texas facilities.

Interest expense- debt - Interest expense decreased for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 primarily as a result of the lower average bank debt balance of $160.6 million in 1997 as compared to $216.0 million in 1996. The bank debt restructuring, the sale/leaseback transaction and the accounts receivable securitization transaction resulted in the reduction of outstanding debt balances toward the end of 1996. The average interest rate of 7.7% for the six months ended June 30, 1997 was less than the average interest rate of 8.1% for the same period in 1996.

Discount on sale of accounts receivable - This amount represents expenses related to the accounts receivable securitization program, including an effective interest rate of approximately 5.6% and associated utilization fees. Since the program was implemented in November 1996, there are no appropriate comparisons for previous periods.

Other (income) expense - This line item includes a $0.3 million foreign exchange gain and $0.6 million of interest income earned from the investment of funds in cash equivalents for the six months ended June 30, 1997.

Income taxes - The effective tax rate for the quarter and six months ended June 30, 1997 was 42.3% and 42.4%, respectively, as compared to an effective tax rate of 42.8% for the quarter and six months ended June 30, 1996. The effective tax rate for all periods was higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution is not tax deductible.

Liquidity and Capital Resources

Historical cash flow - Net cash provided by operating activities was $29.9 million and $36.2 million for the six months ended June 30, 1997 and 1996, respectively. Capital expenditures totaled $12.7 million for the first six months of 1997 as compared to $7.1 million for the first six months of 1996. Proceeds from the sale of property, plant and equipment totaled $2.1 million in 1996 as compared to $0.2 million for the same period in 1997.

In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At June 30, 1997, $71.0 million of accounts receivable were sold under this agreement.

Debt obligations - In November 1996, the Company amended its bank credit agreements. These credit agreements, as amended, provide a $30.0 million revolving credit facility, a C$10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisition loans facility, a $12.0 million letter of credit facility and an C$8.0 million letter of credit facility. As of June 30, 1997, the Company had borrowed $6.0 million (including $6.0 million in letters of credit) under the revolving credit facility of the bank credit agreement and $127.8 million under the term loans. Availability at June 30, 1997 included $37.2 million under the revolving credit facilities and $30.0 million under the acquisition loan facility. The interest rate on the Company's bank debt was 7.8125% as of June 30, 1997. The weighted average interest rate on bank debt was 7.7% for the six months ended June 30, 1997. The senior subordinated debt balance remained stable at $85.0 million at an interest rate of 10.5%.

Capital requirements - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $20.0 to $30.0 million per year on capital expenditures exclusive of acquisitions. The Company expects to use net cash from operations and/or bank and leasing company borrowings to fund these expenditures.

Recent Developments

Labor relations - The Company has been negotiating new union contracts with respect to two of its larger envelope printing and converting facilities, as well as GAC's Portland plant, which have been operating under tentative arrangements which are terminable on ten days notice, or less. No new agreement has been reached with respect to any of these plants. In addition, contracts with respect to two other plants will expire in the near future, and the Company has or will soon begin negotiations with respect to these plants. In order to mitigate the effect of a potential work stoppage, the Company has prepared a contingency plan for each of these locations. There can be no assurance, however, that the Company's preparations will prevent a material adverse effect on the Company's operations in the event of a protracted work stoppage.

Postal rate increase - The U.S. Postal Service announced proposed rate increases of approximately 4% for direct mail and 3% for first class mail. In addition, a 6% rate decrease was proposed for prepaid, courtesy reply envelopes. The proposed postal rate increases are significantly less than the cumulative rate of inflation since the last postal rate increases. Management does not anticipate that these postal rate increases will go into effect until mid-1998 and, if implemented, does not anticipate the rate increases to negatively impact mail volume.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
          None

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The Company's regular annual meeting of shareholders was held on May 7, 1997. At the meeting, each of the Company's nominees for director was elected by a vote of 9,539,548 votes for, with 58,593 votes withheld. In addition, the following matters were voted upon and approved:

     (a) To ratify the selection of Deloitte & Touche LLP as auditors of the Company for the year ending December 31, 1997:

         For:  9,568,837    Against:  4,016    Abstain:  25,288

     (b) To approve the Company's 1996 Director's Stock Option Plan:

         For:  9,312,716    Against:  268,799  Abstain:  16,626

     (c) To approve the change in the Company's state of incorporation from Delaware to Colorado:

         For:  8,767,278    Against:  21,376   Abstain:  14,806
         Not Voted:  794,681

     (d) To approve an increase in the Company's authorized common stock from 15,000,000 shares to 30,000,000 shares:

         For:  9,562,024    Against:  24,927   Abstain:  11,190

None of the preceding vote tallies were adjusted for the 3-for-2 stock split.


ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
Exhibit
Number                   Description of Exhibit
------                   ----------------------

2 * Articles of Merger to effect reincorporation of the Company in Colorado effective May 30, 1997

3 (i) *   Articles of Incorporation of the Company

3 (ii) *  Bylaws of the Company

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

10.33 Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996 - incorporated by reference from exhibit 10.33 of the Company's Form 10-K for the year ended December 31, 1996.

10.34 Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996- incorporated by reference from exhibit 10.34 of the Company's Form 10-K for the year ended December 31, 1996.

10.35 Asset Purchase Agreement dated as of October 15, 1996 by and between Supremex, Inc. and PNG Products, Inc. Pac National Group and PNG Envelope Internationale, Inc.- incorporated by reference from exhibit
          10.35 of the Company's Form 10-K for the year ended December 31, 1996.

10.36 Master Lease Agreement dated as of August 1, 1996 between General Electric Capital Corporation and Mail-Well, Inc., Mail-Well I Corporation, Graphic Arts Center, Inc., Mail-Well West, Pavey Envelope and Tag Corp., Wisco II, L.L.C and Wisco Envelope Corp.- incorporated by reference from exhibit 10.36 of the Company's Form 10-K for the year ended December 31, 1996.

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

10.38 Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Supremex, Inc., as borrower, and Mail-Well I Corporation and Innova Envelope, Inc., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein - incorporated by reference from exhibit 10.38 of the Company's Form 10-K for the year ended December 31, 1996.

10.39 Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser - incorporated by reference from exhibit 10.39 of the Company's Form 10-K for the year ended December 31, 1996.

10.40 Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 199 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee - incorporated by reference from exhibit 10.40 of the Company's Form 10-K for the year ended December 31, 1996.

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

10.43 Intercreditor Agreement dated as of November 15, 1996 by and among Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, Banque Paribas, as Credit Lenders' Agent, Norwest Bank Colorado, National Association, as Trustee, Mail-Well Trade Receivables Corporation, as Servicer, originator and Mail-Well Credit Borrower, Supremex, Inc., as the Supremex Credit Borrower and the other parties hereto - incorporated by reference from exhibit 10.43 of the Company's Form 10-K for the year ended December 31, 1996.

 10.44 Series 1996-1 Asset Purchase Agreement among Corporate Receivables Corporation, the Liquidity Providers Parties hereto, Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, and Norwest Bank Colorado, National Association, as trustee, dated as of November 15, 1996 - incorporated by reference from exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 1996.

 10.45 Participation Agreement dated as of November 15, 1996 among Mail-Well I Corporation, as Lessee and Guarantor, Certain Subsidiaries of Mail-Well I Corporation, as Subsidiary Guarantors, Paribas Properties, Inc., as Lessor, Various Financial Institutions Identified herein, as Equity Lenders, Various Financial Institutions Identified herein, as Financing Lenders and Banque Paribas, as Agent for the Financing Lenders and Equity Lenders - incorporated by reference from exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 1996.

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

 10.49  Appendix A to Participation Agreement, Master Lease, and Loan Agreement
        - incorporated by reference from exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 1996.

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

 10.54  1997 Non-Qualified Stock Option Plan - incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997

 10.55 1997 Non-Qualified Stock Option Agreement - incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997

 10.56* Company's 1994 Stock Option Plan as Amended on May 7, 1997

 27*    Financial Data Schedule

_____________
*  Filed herewith.


     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on May 21, 1997 to provide information under Item 5 regarding the 3-for-2 stock split payable June 9, 1997, to shareholders of record on June 2, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MAIL-WELL, INC.
                                         (Registrant)


                                         By /s/ PAUL V. REILLY
                                         --------------------------
                                            Paul V. Reilly
                                            Senior Vice President,
                                            Chief Financial Officer


August 12, 1997

                                 EXHIBIT INDEX
                                 -------------
                                                                    Sequentially
Exhibit                                                               Numbered
Number                     Description of Exhibit                      Pages
-------                    ----------------------                   ------------
 2          Articles of Merger to effect reincorporation of the
            Company in Colorado effective May 30, 1997.
 3(i)       Articles of Incorporation of the Company.
 3(ii)      Bylaws of the Company.
 10.56      Company's 1994 Stock Option Plan as amended May 7, 1997.
 27         Financial Data Schedule