Form 10-Q/A
period 1997-06-30
MAIL WELL INC
filed 1997-09-12
CIK 920321

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value;
    25,000 shares authorized, none
    issued and outstanding                              -              -
   Common stock, $0.01 par value;
    30,000,000 shares authorized,
    18,774,562 and 19,414,242 shares
    issued and 18,774,562 and 18,731,130
    (including 1,948,272 shares held by ESOP)
    outstanding, respectively                         188            194
   Paid-in capital                                 97,689         98,216
   Retained earnings                               40,188         27,631
   Unearned ESOP compensation                      (2,832)        (2,896)
   Cumulative foreign currency translation
    adjustment                                       (258)          (115)
   Pension liability adjustment                      (110)          (110)
   Treasury stock - at cost; 683,112 shares
    outstanding at December 31, 1996                    -         (1,713)
                                                ---------      ---------
        Total stockholders' equity                134,865        121,207
                                                ---------      ---------
TOTAL                                           $ 479,632      $ 470,946
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


September 11, 1997