Form 10-K/A
period 1996-12-31
MAIL WELL INC
filed 1997-10-28
CIK 920321

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10-K/A
                             AMENDMENT NO. 1 TO

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

                                      TABLE OF CONTENTS
                                            PART I

                                                                                            Page
                                                                                            ----

Item 1.       Business.....................................................................   1
                     The Company...........................................................   1
                     Products and Services.................................................   2
                     Markets...............................................................   6
                     Marketing and Distribution............................................   9
                     Printing and Manufacturing............................................  10
                     Materials and Supply Arrangements.....................................  12
                     Patents, Trademarks and Brand Names...................................  13
                     Competition...........................................................  13
                     Seasonality...........................................................  14
                     Backlog...............................................................  14
                     Employees.............................................................  15
                     Environmental.........................................................  15

                                            PART II

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................  18
                     Overview..............................................................  18
                     Acquisitions..........................................................  18
                     Results of Operations.................................................  21
                     Liquidity and Capital Resources.......................................  26

                                            PART III

Item 10.      Directors and Executive Officers of Registrant...............................  28



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

       See Note 10 to the Company's financial statements included elsewhere in this report, for additional information concerning the Company's operating and geographic segments.

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

       The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended (also known as the "Superfund" legislation), imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the costs of investigation and remediation of sites at which there have been releases or threatened releases of hazardous substances. These persons, known as potentially responsible parties ("PRPs"), include the owners and operators of property and persons that generated, disposed of or arranged for the disposal of hazardous substances found at a site. Many states have similar programs. Although certain of the Company's predecessors have been designated as PRP's under CERCLA with respect to off-site disposal of hazardous waste, management believes that the Company has minimal exposure as a result of such designation, particularly because of the indemnifications described below. The Company has not been named as a PRP at any Superfund sites as a result of its ongoing operations. Due to waste management and minimization programs implemented by the Company and the Company's current use of permitted hazardous waste disposal facilities, management does not believe that the Company's current operations will give rise to future material liability under CERCLA.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, product demand and sales, growth rate, ability to obtain assumed productivity savings, quality control, availability of acquisition opportunities and their related costs, cost savings due to integration and synergies associated with acquisitions, ability to obtain additional financings and bank debt restructuring, interest rates, foreign currency exchange rates, paper and raw material costs, waste paper prices, ability to pass through paper costs to customers, postage rates, changes in the direct mail industry, competition,
ability to develop new products, labor costs and advertising costs.   This
entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.



OVERVIEW - The following is a brief discussion of events and industry conditions that have affected the results of operations and financial condition of Mail-Well, Inc. (the "Company"). On February 24, 1994, the Company acquired substantially all of the assets of G-P Envelope Holdings, Inc. ("GP Envelope"), the envelope manufacturing and printing operations of Georgia-Pacific Corporation. Also on February 24, 1994, the Company acquired all of the outstanding capital stock and warrants of Pavey Envelope and Tag Corp. ("Pavey").

ACQUISITIONS - On December 19, 1994, the Company acquired substantially all of the assets of American Envelope Company ("American"), a manufacturer and printer of envelopes and a wholly-owned subsidiary of CC Industries. In July 1995, the Company acquired all of the outstanding shares of common stock of Supremex, Inc. ("Supremex"), a Canadian printer and manufacturer of envelopes. In August 1995, the Company acquired all of the outstanding shares of common stock of Graphic Arts Center, Inc. ("GAC"), one of the leading high impact commercial printers in the United States. In April 1996, the Company acquired substantially all of the assets of Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes. In November 1996, the Company acquired substantially all of the Canadian assets of PNG Products, Inc. ("PNG"), a Canadian envelope printer and manufacturer based in Ontario. In December 1996, the Company acquired all of the outstanding shares of Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana.

These acquisitions were accounted for as purchases and, accordingly, the net purchase price of each acquisition was allocated to the various assets and liabilities according to their fair values as of the date of the respective purchase. The presentation below summarizes the purchase price including all adjustments made through December 31, 1996. The results of operations of each of the acquisitions have been included in the accompanying statements of operations from the date of acquisition.


                                                   Total Purchase        Goodwill
                          Cash Paid  Debt Assumed      Price             Recorded
(in millions)
Predecessor Companies:
 GP Envelope                 $155.1          $0.0         $155.1              $44.7
 Pavey                          4.4           0.0            4.4                0.6

1994 Acquisition:
 American                      97.4           0.0           97.4                0.0

1995 Acquisitions:
 Supremex                      65.5           0.0           65.5               33.6
 GAC                           82.6           0.0           82.6               37.6

1996 Acquisitions:
 Quality                       27.6           0.7           28.3                3.4
 PNG                           20.2           0.0           20.2                6.4
 SP                            18.9           0.8           19.7                7.9

The table below presents the historical sales and cost of sales of the Company adjusted to show the effects of acquisitions as if the acquisitions had occurred on the January 1 of the year prior to the acquisition date.

                                                Year Ended December 31,
                                                -----------------------
                                             1996          1995       1994
                                           --------      --------   --------
                                              $             $          $
                                           --------      --------   --------
Net Sales as reported                      $778,524      $596,803   $225,678
Pre-acquisition net sales of acquired
companies:
   GP Envelope and Pavey                                              36,507
   American                                                          182,391
   Quality                                   23,266        98,567
   Supremex                                                48,408     74,563
   GAC                                                    102,383    133,620
   All other acquisitions in the
   aggregate (PNG, SP)                       96,490        97,895
                                           --------      --------   --------
Total Net Sales                             898,280      $944,056    652,759
                                           ========      ========   ========


Cost of Sales as reported                   611,591       470,804    176,705
Pre-acquisition cost of sales of
acquired companies:
   GP Envelope and Pavey                                              32,685
   American                                                          145,609
   Quality                                   19,654        89,724
   Supremex                                                34,546     54,247
   GAC                                                     81,846    107,951
   All other acquisitions in
   the aggregate (PNG, SP)                   77,996        76,972
                                           --------      --------   --------
Total Cost of Sales                         709,241       753,892    517,197
                                           --------      --------   --------
Gross Profit                               $189,039      $190,164   $135,562
                                           ========      ========   ========

RESULTS OF OPERATIONS

The following table is a summary of the historical performance of the Company by operating segment, the results of which are discussed in the narrative below.

                                              Historical Financial Data
                                               Year Ended December 31,
                                           --------------------------------
                                             1996        1995      1994 (1)
                                           --------    --------    --------
Net Sales
  U.S. Envelope                            $551,225    $510,660    $225,678
  Canadian Envelope                          86,928      38,759           0
  High Impact Color Printing                140,371      47,384           0
                                           --------    --------    --------
Total Net Sales                             778,524    $596,803     225,678
                                           --------    --------    --------
Cost of Sales
  U.S. Envelope                             434,392     403,183     176,705
  Canadian Envelope                          61,020      28,018           0
  High Impact Color Printing                116,179      39,603           0
                                           --------    --------    --------
Total Cost of Sales                         611,591     470,804     176,705
                                           --------    --------    --------
Gross Profit                                166,933     125,999      48,973
                                           --------    --------    --------
Operating Expenses
  U.S. Envelope                              64,457      56,482      24,565
  Canadian Envelope                          12,124       4,944           0
  High Impact Color Printing                 18,182       6,788           0
  Corporate                                  11,308      10,191       5,851
                                           --------    --------    --------
Total Operating Expenses                    106,071      78,405      30,416
                                           --------    --------    --------
Operating Income
  U.S. Envelope                              52,376      50,995      24,408
  Canadian Envelope                          13,784       5,797           0
  High Impact Color Printing                  6,010         993           0
  Corporate                                 (11,308)    (10,191)     (5,851)
                                           --------    --------    --------
Total Operating Income                       60,862      47,594      18,557
Corporate Expenses:
  Interest expense                           26,936      27,043      12,861
  Interest expense -
  amortization of deferred
  financing costs                             3,556       2,291       1,027
  Discount on sale of
  accounts receivable                           726           0           0
  Other expense (income)                        454         668        (245)
  Income taxes                               12,263       7,219       2,171
                                           --------    --------    --------
Income Before Extraordinary Item             16,927      10,373       2,743
Extraordinary Item                                0       2,412           0
                                           --------    --------    --------
Net Income                                 $ 16,927    $  7,961    $  2,743
                                           ========    ========    ========

(1) The historical results for 1994 are for the period from February 24, 1994 (the inception date of the Company) through December 31, 1994.

U.S. Envelope
-------------

The following table presents 1996 historical financial data for the U.S. Envelope operations of the Company including the operations of Quality since the date of acquisition (April 1, 1996). The 1994 data includes the historical operations of the Company since the date of inception (February 24, 1994) and includes the operations of American since the date of acquisition (December 19, 1994).


                                     Historical Financial Data
                                      Year Ended December 31,
                                      -----------------------
                            1996               1995               1994
                            ----               ----               ----
                          $        %         $        %         $        %
                      ---------  ------  ---------  ------  ---------  ------
Net Sales              $551,225  100.0    $510,660  100.0    $225,678  100.0
Cost of Sales           434,392   78.8     403,183   78.9     176,705   78.3
                       --------  -----    --------  -----    --------  -----
Gross Profit            116,833   21.2     107,477   21.1      48,973   21.7
Operating Expenses       64,457   11.7      56,482   11.1      24,565   10.9
                       --------  -----    --------  -----    --------  -----
Operating Income       $ 52,376    9.5    $ 50,995   10.0    $ 24,408   10.8
                       ========  =====    ========  =====    ========  =====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

NET SALES - Net sales increased 7.9% ($40.6 million) from net sales recorded for the year ended December 31, 1995. The dollar increase included $61.2 million of net sales from the acquisition of Quality for the nine months ended December 31, 1996, offset by a $20.6 million decrease on the other U.S. Envelope operations. Exclusive of Quality's sales dollars and volumes, the average selling price increased by 1.1% from $19.19 per thousand units in 1995 to $19.40 per thousand units in 1996. The increase was due to a higher value-added product mix and managing selling prices relative to paper costs. Total volume for the U.S. envelope operations (excluding Quality) decreased 4.9% to 25.3 billion units in 1996 from 26.6 billion units in 1995. Volume in 1996 was negatively impacted by lower direct mail and merchant volume, and a shift towards more complex, higher-margin products for which fewer units were sold at higher selling prices.

COST OF SALES - Total cost of sales, as a percentage of sales, remained steady at 78.8% for 1996 as compared to 78.9% in 1995. In total dollars, cost of sales includes an additional $52.8 million as a result of the acquisition of Quality for the nine months ended December 31, 1996. The remaining $381.6 million represents 77.9% of net sales (exclusive of Quality) as compared to cost of sales of 78.9% in the prior year.

The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin (exclusive of Quality's operations) increased from $10.42 per thousand units in the year ended December 31, 1995 to $11.02 per thousand units for the year ended December 31, 1996. Material gross margin (including Quality's operations) was $11.03 per thousand units in the year ended December 31, 1996. The increase in material gross margin on a unit basis is attributable to the Company's ability to manage selling price relative to declining paper prices. The favorable effect of lower paper costs on gross margin was largely offset by decreased proceeds from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste revenue, were 44.9% and 49.4% of net sales for the years ended December 31, 1996 and 1995, respectively. Waste recovery revenue declined from $0.71 per thousand units in 1995 to $0.33 per thousand units in 1996 which resulted in a decline in waste recovery revenue to $8.3 million from $18.9 million in 1995.

OPERATING EXPENSES - Operating expenses include selling and administrative expenses. For the year ended December 31, 1996, operating expenses, as a percentage of sales, increased to 11.7% from 11.1% in 1995. Of the total $8.0 million increase, $3.9 million relates to additional operating expenses as a result of the acquisition of Quality. Also included in 1996 operating expenses was a $2.1 million loss on the disposal of assets which represented equipment idled from consolidation activities, the disposal of equipment, impairment of buildings and the write-off of capitalized software no longer in use. Without this loss, operating expenses as a percentage of sales would have been 11.3% for 1996. The increase from 1995 was due to higher compensation and benefit costs in the administrative area, which were offset, in part, by the reduction or elimination of redundant functions in acquired businesses.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994


NET SALES - The $285.0 million (126.3%) increase in net sales for the year ended December 31, 1995 compared to the year ended December 31, 1994 was primarily due to the acquisition of American in December 1994. In the 1994 net sales figure, $6.0 million related to the American operations. Total volume for the U.S. Envelope operations increased to 26.6 billion units for the year ended December 31, 1995 from 10.9 billion units for the year ended December 31, 1994. The majority of this increase was from the acquired operations of American. Prices decreased by 7.3% from $20.70 per thousand units in 1994 to $19.19 per thousand units in 1995 as increases in paper costs dampened demand for higher-priced specialty and direct mail envelopes.

COST OF SALES - Total cost of sales, as a percentage of sales, increased slightly from 1994 to 1995. The $226.5 million increase in total cost of sales to $403.2 million for the year ended December 31, 1995, was primarily the result of the acquisition of American in December 1994. The Company believes that material gross margin per unit and volume of units sold are better indicators of its trend in revenues than its net sales, since historically, the Company has passed on to its customers changes in its cost of paper. On a unit basis, material gross margin decreased from $12.53 per thousand units in 1994 to $10.42 per thousand units in 1995. The decrease in material gross margin on a unit basis was attributable to the Company's inability to immediately pass on all of the paper cost increases and the lower demand for higher-margin direct mail envelopes, which were offset by an increase in proceeds from the sale of waste paper as waste paper prices increase concurrently with the cost of paper. The realization of cost savings from combining American operations with GP Envelope and Pavey operations in December 1994 was partially offset by increased labor costs due to wage and salary increases and resulted in lower labor and manufacturing expenses as a percentage of sales.

OPERATING EXPENSES - For the year ended December 31, 1995, operating expenses increased $31.9 million primarily due to additional operating expenses as a result of the acquisition of American in December 1994.

Canadian Envelope
-----------------

The following table presents financial information with respect to the acquired Supremex operations for the years ended December 31, 1996 and the five months ended December 31,

1995. Also included in the 1996 amounts are the operations of PNG for the month ended December 31, 1996.

                         Year Ended     Five Months Ended
                         ----------     -----------------
                        December 31,       December 31,
                        ------------       ------------
                            1996              1995
                            ----              ----
                         $        %         $         %
                      --------  ------  ---------  -------
Net Sales              $86,928  100.0     $38,759   100.0
Cost of Sales           61,020   70.2      28,018    72.3
                       -------  -----     -------   -----
Gross Profit            25,908   29.8      10,741    27.7
Operating Expenses      12,124   13.9       4,944    12.7
                       -------  -----     -------   -----
Operating Income       $13,784   15.9     $ 5,797    15.0
                       =======  =====     =======   =====


NET SALES - Net sales for the year ended 1996 increased 124.3% as compared to sales for the year ended 1995. The increase was due to the fact that the 1996 figures include the operations of Supremex for the entire year as compared to the 1995 figures which include results for only five months. PNG net sales for the month ended December 31, 1996, were nominal. The average selling price increased by 1.3% and was due to a higher margin, customized product mix. Total volume increased 121% to 4.2 billion units from 1.9 billion units in 1995. The volume increase was due to the timing of the acquisition of Supremex.

COST OF SALES - Cost of sales, as a percentage of sales, decreased to 70.2% for the year ended December 31, 1996 as compared to 72.3% for the five months ended December 31, 1995. The $33.0 million increase reflects the fact that the 1996 figures include the operations of Supremex for the entire year as compared to the 1995 figures which include results for only five months. The decline in cost of sales as a percentage of net sales is largely due to the Company's ability to effectively manage fluctuations in the cost of paper and related fluctuations in sales prices. Material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically changes in the cost of paper have been passed on to customers. When measured on a unit basis, material gross margin per thousand units increased 14.0% from $9.84 per unit in 1995 to $11.22 per unit in 1996. A favorable effect on gross margins also occurred due to lower paper costs, which decreased 10% from the 1995 average.

OPERATING EXPENSES - Operating expenses include selling and administrative expenses which increased, primarily, due to additional operating expenses as a result of the acquisition of Supremex in July 1995.

High Impact Color Printing
--------------------------

The following table presents financial information with respect to the acquired GAC operations for the year ended December 31, 1996 and the four months ended December 31, 1995. Also included in the 1996 amounts are the operations of SP for the month ended December 31, 1996.

                         Year Ended      Four Months Ended
                         ----------      -----------------
                        December 31,        December 31,
                        ------------        ------------
                            1996               1995
                            ----               ----
                          $        %         $         %
                      ---------  ------  ---------  -------
Net Sales              $140,371  100.0     $47,384   100.0
Cost of Sales           116,179   82.8      39,603    83.6
                       --------  -----     -------   -----
Gross Profit             24,192   17.2       7,781    16.4
Operating Expenses       18,182   12.9       6,788    14.3
                       --------  -----     -------   -----
Operating Income       $  6,010    4.3     $   993     2.1
                       ========  =====     =======   =====

NET SALES - Net sales increased $93.0 million from $47.4 million in the four months ended December 31, 1995 to $140.4 million for the year ended December 31, 1996. The majority of the increase is due to the fact that the 1996 figures include an entire year of GAC operations and the 1995 figures include only four months of operations. Also included in net sales for the year ended 1996 are sales of $3.3 million related to SP. Year to year, net sales at GAC decreased 8.1% in 1996 from 1995 (taking into account pre-acquisition sales), due to a competitive pricing environment. In response to this decline in sales price, GAC has targeted higher margin markets and is aggressively allocating sales resources to these markets. Another factor affecting the decline in sales dollars was the decrease in paper costs. Fluctuations in paper prices are generally passed on to customers as an integral part of the price of the product. As paper prices decreased in 1996, as compared to 1995, the sales prices also decreased.

COST OF SALES - The cost of sales decreased to 82.8% of sales for the year ended December 31, 1996 as compared to 83.6% for the four months ended December 31, 1995 indicating operating efficiencies realized. Gross margins decreased as a percentage of sales to 17.3% in 1996 from 18.9% in 1995 (taking into account pre-acquisition operations) as a result of the competition in major markets. Reductions in cost of sales were not large enough to offset the decline in sales. GAC has lowered gross margins to meet the competition and, as stated previously, it is concentrating its sales efforts on higher-margin product markets.

OPERATING EXPENSES - Operating expenses include selling and administrative expenses which increased, primarily, due to additional operating expenses as a result of the acquisition of GAC in August 1995. As a percentage of net sales, operating expenses declined which demonstrates GAC's ability to reduce these expenses in a competitive pricing environment. Improvements were made in the purchasing of supplies, employee headcounts, travel and entertainment expenses and spoilage.

Corporate Expenses
------------------

OPERATING EXPENSES - Operating expenses increased due to the amortization of the intangibles recorded in the acquisitions.

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

INCOME TAXES - The effective tax rate for the year ended December 31, 1996 was 42.0% as compared to 41.0% for the year ended December 31, 1995. The effective tax rate for both periods was higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution were not tax deductible.

Liquidity and Capital Resources

HISTORICAL CASH FLOW - Net cash flow provided by operating activities was $141.4 million and $32.0 million for the years ended December 31, 1996 and 1995, respectively, and $19.6 million for the period from February 24, 1994 to December 31, 1994. The acquisitions of Quality, PNG and SP required cash payments in the amounts of $27.8 million, $20.5 million and $14.9 million, respectively, which was borrowed under the Company's bank credit agreement. In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1996, $68.4 million was sold under this agreement and the sale was reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. Other investing activities include capital expenditures of $18.7 million, $13.8 million and $4.5 million in 1996, 1995 and 1994, respectively. The 1996 expenditures were offset by the proceeds of $33.6 million from the disposal of assets including $30.0 million from the sale/leaseback.

DEBT OBLIGATIONS - In November 1996, the Company amended its bank credit agreement which now includes a $30.0 million revolving credit facility, a C$10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisition facility, a $12.0 million letter of credit facility and an C$8.0 million letter of credit facility. As of December 31, 1996, the Company had borrowed $6.6 million (including $5.8 million in letters of credit) under the revolving credit facility of the bank credit agreement and $135.0 million under the term loans. Availability at December 31, 1996 included $36.6 million under the revolving credit facilities and $30.0 million under the acquisition loan facility. Interest rates on the Company's bank debt ranged from 5.25% to 8.75% as of December 31, 1996. The weighted average interest rate on bank debt was 7.6%.

CAPITAL REQUIREMENTS - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $20.0 million to $23.0 million per year on capital expenditures, exclusive of acquisitions.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Under the terms of the Company's Certificate of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of Shareholders.


NAME                      AGE    POSITION(S)                       DIRECTOR SINCE
----                      ---    -----------                       --------------
Gerald F. Mahoney         53     Director, Chairman of the Board       1994
                                 and Chief Executive
                                 Officer

Robert J. Terry           56     Director, President and               1994
                                 Chief Operating
                                 Officer

Paul V. Reilly            44     Vice President-Finance and
                                 Chief Financial
                                 Officer

Jana L. Brown             45     Vice President-Controller

Roger Wertheimer          38     Vice President-General Counsel and
                                 Secretary

Frank J. Hevrdejs (2)     51     Director                              1993

Susan O. Rheney (1)       37     Director                              1993

Frank P. Diassi (2)       64     Director                              1994

J. Bruce Duty (1)(2)      45     Director                              1994

Jerome W. Pickholz (1)    64     Director                              1994

J. Virgil Waggoner        69     Director                              1994

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

FRANK J. HEVRDEJS has been a director of the Company since its inception in November 1993. In 1982, Mr. Hevrdejs co-founded The Sterling Group, Inc., a major management buyout company. Mr. Hevrdejs is a principal and president of The Sterling Group, Inc. Additionally, he is Chairman of First Sterling Ventures, Corp., an investment company, Enduro Holdings, Inc., a structural and electrical manufacturing company, and Fibreglass Holdings, Inc., a truck accessory manufacturer. He is also a board member and a member of the executive committee of Purina Mills, Inc., an animal feed producer, and a board member of Eagle U.S.A., an air-freight company. Mr. Hevrdejs serves as Chairman of the Compensation Committee of the Board of Directors.

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



______________________
W. Thomas Stephens *        Director



      /s/ Roger Wertheimer
* By  _______________________
       Roger Wertheimer
       (Attorney in fact for persons indicated)