Form 10-Q/A
period 1997-06-30
MAIL WELL INC
filed 1997-10-28
CIK 920321

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A
                           AMENDMENT NO. 2 TO
            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                                                     Page


Part I -     Financial Information

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       3

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

Overview

                                               Quarter Ended June 30,    Six Months Ended June 30,
                                               ----------------------    -------------------------
                                                  1997         1996           1997          1996
                                                  ----         ----           ----          ----
                                                    $            $              $             $
                                                 --------     --------       --------      --------
Net Sales
   U.S. Envelope                                 $139,677     $140,679       $279,377      $269,356
   Canadian Envelope                               27,466       20,176         59,082        42,326
   High Impact Color Printing                      40,339       24,255         81,055        67,153
                                                 --------     --------       --------      --------
Total Net Sales                                   207,482      185,110        419,514       378,835
                                                 --------     --------       --------      --------
Cost of Sales
   U.S. Envelope                                  108,325      112,088        216,648       214,982
   Canadian Envelope                               19,017       14,146         41,794        30,309
   High Impact Color Printing                      33,319       19,494         67,021        56,468
   Corporate                                          540            0          1,136             0
                                                 --------     --------       --------      --------
Total Cost of Sales                               161,201      145,728        326,599       301,759
                                                 --------     --------       --------      --------
Gross Profit                                       46,281       39,382         92,915        77,076
                                                 --------     --------       --------      --------
Operating Expenses
   U.S. Envelope                                   16,738       14,399         33,471        29,252
   Canadian Envelope                                4,176        2,942          8,746         5,926
   High Impact Color Printing                       5,255        3,934         10,420         8,976
   Corporate                                        2,851        4,052          6,837         6,171
                                                 --------     --------       --------      --------
Total Operating Expenses                           29,020       25,327         59,474        50,325
                                                 --------     --------       --------      --------
Operating Income                                   17,261       14,055         33,441        26,751
Corporate expenses:
   Interest expense - debt                          4,551        7,064          9,105        14,145
   Interest expense -
   amortization of deferred
   financing costs                                    724          748          1,448         1,480
   Discount on sale of accounts
   receivable                                         938            0          1,961             0
   Other (income) expense                            (354)         (77)          (884)          (23)
   Income tax expense                               4,826        2,708          9,254         4,770
                                                 --------     --------       --------      --------
Net Income                                       $  6,576     $  3,612       $ 12,557      $  6,379
                                                 ========     ========       ========      ========

   Operating Results -- Net income for the quarter ended June 30, 1997 increased by $3.0 million ($0.15 per share), or 82%, compared with the prior year period. For the six months ended June 30, 1997, net income increased by $6.2 million ($0.32 per share), or 97%, compared with the six months ended June 30, 1996. Sales for the quarter ended June 30, 1997 rose $22.4 million, or 12%, from the prior year's quarter, and for the first six months of 1997 increased by $40.7 million, or 10.7%, over the first six months of 1996. During the most recent quarter and the first six months of 1997, the Company focused its efforts on integrating the operations of recently acquired businesses into the Canadian Envelope and High Impact Color Printing segments of the Company. These efforts included reviewing the acquired operations to determine changes to be made to cost structures, pricing and strategic markets. The High Impact Color Printing segment continued to address market pressures by repositioning its marketing efforts toward the channels within this segment for which the gross margins were higher. In November 1996, the bank credit agreement was amended, the Company refinanced certain equipment under a sale/leaseback arrangement and a receivable securitization facility was arranged. The effects of these transactions are reflected in the results for 1997.

Acquisitions

In April 1996, the Company acquired Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes. In November 1996, the Company acquired Pac National Group Products, Inc. ("PNG"), a Canadian envelope printer and manufacturer based in Ontario. In December 1996, the Company acquired Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana.

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

On July 14, 1997, the Company acquired all of the outstanding shares of common stock of Murray Envelope Corporation ("Murray"). Murray, which is located in Hattiesburg, Mississippi, manufactures envelopes primarily for sales through distributors in the southeastern and south central markets. Additionally, the Barkley division of Murray distributes filing products for the national market. Annual sales for Murray approximate $48 million. In connection with the acquisition, a wholly-owned subsidiary of the Company issued 110,236 shares of common stock which are convertible into an equal number of shares of Company common stock.

The Company paid approximately $35.0 million in the aggregate, in cash, Company common stock, notes and convertible securities (as described above with respect to Murray) for Griffin, Allied and Murray.

The table below presents the historical sales and cost of sales of the Company adjusted to show the effects of acquisitions as if the acquisitions had occurred on the January 1 of the year prior to the acquisition date.


                                Quarter Ended June 30,  Six Months Ended June 30,
                                ----------------------  -------------------------
                                   1997        1996         1997         1996
                                    $           $            $             $
                                  --------    --------      --------     --------
Net Sales as reported             $207,482    $185,110      $419,514     $378,835
Pre-acquisition net sales of
 acquired companies:
   Quality                                                                 23,266
   All other acquisitions in
   the aggregate (PNG, SP,
   Griffin)                          3,021      29,768         6,069       56,954
                                  --------    --------      --------     --------
Total Net Sales                    210,503     214,878       425,583      459,055
                                  --------    --------      --------     --------
Cost of Sales as reported          161,201     145,728       326,599      301,759
Pre-acquisition cost of sales
 of acquired companies:
   Quality                                                                 19,654
   All other acquisitions in
   the aggregate (PNG, SP,
   Griffin)                          2,332      22,978         4,494       45,337
                                  --------    --------      --------     --------
Total Cost of Sales                163,533     168,706       331,093      366,750
                                  --------    --------      --------     --------
Pro Forma Gross Profit            $ 46,970    $ 46,172      $ 94,490     $ 92,305
                                  ========    ========      ========     ========

Results Of Operations

    U.S. Envelope

    The following table presents historical financial data for the U.S. Envelope operations of the Company, including the operations of Quality from the date of acquisition (April 1, 1996).

                                                              Quarter Ended June 30,               Six Months Ended June 30,
                                                             1997               1996                1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   $        %         $          %         $        %         $        %
-----------------------------------------------------------------------------------------------------------------------------------
Net sales.........................................   $139,677   100.0   $140,679     100.0   $279,377   100.0   $269,356   100.0
Cost of sales.....................................    108,325    77.5    112,088      79.7    216,648    77.5    214,982    79.8
Operating expenses................................     16,738    12.0     14,399      10.2     33,471    12.0     29,252    10.9
                                                     --------   -----   --------     -----   --------   -----   --------   -----
Operating income..................................   $ 14,614    10.5   $ 14,192      10.1   $ 29,258    10.5   $ 25,122     9.3
                                                     ========   =====   ========     =====   ========   =====   ========   =====

Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

   Net sales -- Net sales decreased by $1.0 million (or 0.7%) for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. The average selling price decreased 8.1% to $19.08 per thousand units for the quarter ended June 30, 1997 from $20.76 per thousand units for the quarter ended June 30, 1996, due mainly to lower paper costs and competitive pricing pressures. Because of its ability to pass on changes in paper costs to its customers, the Company uses volumes of units sold and material gross margin (that is, net sales less cost of materials net of waste recovery revenue, measured on a per thousand unit basis) as indicators of revenue trends in its envelope operations. Unit volume increased 7.3% to 7.3 billion units in the second quarter of 1997 from 6.8 billion units in the same quarter of 1996, indicating that customers have been increasing their volumes at the lower prices. Material gross margin decreased to $11.09 per thousand units in the second quarter of 1997 from $11.32 per thousand units in the year-ago period, as lower selling prices were not entirely offset by lower paper prices.

   Cost of sales -- Total cost of sales, as a percentage of sales, decreased from 79.7% in 1996 to 77.5% in 1997. Cost of sales includes materials, labor, manufacturing, depreciation and other manufacturing costs, net of waste recovery revenue. A decrease in average paper costs of approximately 16% in the second quarter of 1997 from the second quarter of 1996 was the major factor in the reduction in total cost of sales. The decline in paper costs, while material gross margins remained relatively constant, resulted in the decrease in cost of sales as a percentage of sales. In addition, factory labor and overhead costs declined to $5.71 per thousand units in the second quarter of 1997 from $5.81 per thousand units in the year-ago quarter. Gross profit per thousand units increased 1.4% from $4.22 in the second quarter of 1996 to $4.28 in 1997.

   Operating expenses -- For the second quarter ended June 30, 1997, selling and administrative expenses increased by $2.3 million, to 12.0% of sales from 10.2% of sales compared to the same period in 1996. The increase included increases in salaries and bonuses, profit sharing and health insurance. In particular, the Company accrued for profit sharing and bonuses in the second quarter of 1997, whereas the Company did not accrue for these items in the first half of 1996 due to business conditions at that time.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

   Net sales -- Net sales increased 3.7% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The total increase in net sales of $10.0 million includes $19.8 million of net sales related to the acquisition of Quality which is offset by a decrease in net sales on the other U.S. Envelope operations. The average selling price decreased 8.6% to $19.27 per thousand units for the six months ended June 30, 1997 from $20.54 per thousand units for the six months ended June 30, 1996, due mainly to lower paper costs and competitive pricing pressures. Unit volume increased 10.6% to 14.5 billion units in the first six months of 1997 from 13.1 billion units in the same period of 1996, indicating that customers have been increasing their volumes at the lower prices. Material gross margin increased to $11.18 per thousand units in the six months ended June 30, 1997 from $11.08 per thousand units in the year-ago period. The increase in material gross margin in the first quarter of 1997 was offset by lower material gross margins in the second quarter of 1997.

   Cost of sales -- Total cost of sales, as a percentage of sales, decreased from 79.8% in 1996 to 77.5% in 1997. A decrease in average paper costs of approximately 19% as compared with the prior year period was the major factor in the reduction in total cost of sales, as was an 8.7% decrease in factory labor and overhead expenses from $5.76 per thousand units in the first six months of 1996 to $5.26 per thousand units in the 1997 period. Gross profit per thousand units increased 3.6% from $4.15 in the first half of 1996 to $4.33 in 1997.

   Operating expenses -- For the six months ended June 30, 1997, selling and administrative expenses, as a percent of sales, increased to 12.0% compared to 10.9% from the same period in 1996. The $4.2 million increase includes $1.5 million additional operating expenses as a result of the acquisition of Quality, increases in salaries and bonuses, profit sharing and health insurance, $2.4 million of which occurred in the second quarter chiefly as a result of accruals for profit sharing and bonuses which were not made in the year-ago period.


    Canadian Envelope

   The following table presents financial information with respect to the Canadian Envelope operations for the quarters and six months ended June 30, 1997 and 1996. All amounts are in U.S. dollars.

                              Quarter Ended June 30,           Six Months Ended June 30,
                           -------------------------           -------------------------
                           1997                 1996            1997                1996
                          -------------------------------------------------------------------
(dollars in thousands)      $         %      $         %      $          %     $         %
---------------------------------------------------------------------------------------------
Net sales...............  $27,466   100.0  $20,176   100.0  $59,082   100.0  $42,326   100.0
Cost of sales...........   19,017    69.2   14,146    70.1   41,794    70.7   30,309    71.6
Operating expenses......    4,176    15.2    2,942    14.6    8,746    14.8    5,926    14.0
                          -------   -----  -------   -----  -------   -----  -------   -----
Operating income........  $ 4,273    15.6  $ 3,088    15.3  $ 8,542    14.5  $ 6,091    14.4
                          =======   =====  =======   =====  =======   =====  =======   =====

Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

   Net sales -- Net sales of $27.5 million for the Canadian Envelope segment included $8.0 million of net sales attributable to PNG. The 1997 net sales for Supremex of $19.5 million represented a $0.7 million, or 3.5%, decline in net sales dollars as compared to the quarter ended June 30, 1996. Paper prices decreased approximately 10% in the quarter ended June 30, 1997 as compared to paper prices for the quarter ended June 30, 1996, which translates to an expected decline in selling prices of 4.3%. The average selling price decreased only 3.1% to $19.58 per thousand units in the most recent quarter as compared to $20.20 per thousand units for the year-ago quarter. As a result of the Company exiting certain markets with relatively low selling prices and margins, the average selling price did not decline as much as expected. Unit volume at Supremex was stable at 1.0 billion units for both quarters, while unit volume for Canadian Envelope (including PNG) increased to 1.4 billion units in 1997. Material gross margin increased from $11.33 per thousand units in the quarter ended June 30, 1996 to $11.57 per thousand units for the same quarter in 1997. The higher material gross margin was attributable to the shift away from less profitable markets.

   Cost of sales -- Total cost of sales, as a percentage of sales, decreased from 70.1% in 1996 to 69.2% in 1997. The gross profit per thousand units increased 1.0% to $6.11 per thousand units from $6.04 per thousand units in 1996. As PNG's operations are integrated with those of Supremex, the cost of sales (as a percentage of net sales), is expected to decrease further as Supremex's operating strategies are applied to PNG's operations.

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

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

   Net sales -- Net sales of $59.1 million for the Canadian Envelope segment included $17.6 million of net sales attributable to PNG. The net sales for Supremex of $41.5 million for the six months ended June 30, 1997 represented a $0.8 million, or 2.0%, decline in net sales dollars as compared to the same period in 1996. Paper prices decreased 10% in the six months ended June 30, 1997 as compared to paper prices for the six months ended June 30, 1996, which translates to an expected decline in selling prices of 4.3%. The average selling price decreased 4.1% to $19.50 per thousand units as compared to $20.33 per thousand units for the six months ended June 30, 1996. As a result of the Company exiting certain markets with relatively low selling prices and margins, the average selling price did not decline as much as expected. Unit volume at Supremex was stable at 2.1 billion units for both periods, while unit volume for Canadian Envelope (including PNG) increased to 2.95 billion units in 1997. Material gross margin increased from $11.21 per thousand units in the year-ago period to $11.42 per thousand units for the same period in 1997. The higher material gross margin was attributable to the shift away from less profitable markets.

   Cost of sales -- Total cost of sales, as a percentage of sales, decreased from 71.6% for the six months ended June 30, 1996 to 70.7% in the same period in 1997. The gross profit per thousand units increased 1.6% to $5.86 per thousand units from $5.77 per thousand units in 1996. As PNG's operations are integrated with those of Supremex, the cost of sales (as a percentage of net sales), is expected to decrease as Supremex's operating strategies are applied to PNG's operations.

   Operating expenses -- As a percentage of sales, operating expenses increased to 14.8% of net sales for the six months ended June 30, 1997 from 14.0% of net sales in the year-ago period, due to the higher cost structure of PNG. Operating expenses as a percentage of net sales are expected to decrease as PNG's cost structure is changed to reflect that of Supremex. Specifically, PNG's costs for administrative expenses exceed the parameters of Supremex's cost structure.

    High Impact Color Printing

   The following table presents financial information with respect to the High Impact Color Printing operations for the periods ended June 30, 1997 and 1996.

                              Quarter Ended June 30,                      Six Months Ended June 30,
                              ----------------------                      -------------------------
                           1997                      1996             1997                1996
(dollars in thousands)      $        %        $        %       $          %            $          %
--------------------------------------------------------------------------------------------------------
Net sales...............  $40,339   100.0  $24,255   100.0   $81,055      100.0     $67,153       100.0
Cost of sales...........   33,319    82.6   19,494    80.4    67,021       82.7      56,468        84.1
Operating expenses......    5,255    13.0    3,934    16.2    10,420       12.9       8,976        13.4
                          -------   -----  -------   -----   -------      -----     -------       -----
Operating income........  $ 1,765     4.4  $   827     3.4     3,614        4.4     $ 1,709         2.5
                          =======   =====  =======   =====   =======      =====     =======       =====

Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

   Net sales -- Net sales produced at the Company's Graphic Arts Center, Inc. subsidiary ("GAC") for the quarter ended June 30, 1997 were $26.6 million of the quarter's net sales for the High Impact Color Printing segment of the Company, a 9.7% increase from the prior year. Net sales produced at SP constituted $13.7 million of the quarter's net sales and represented a decrease of 6.1% compared with those of the prior year (before SP was owned by the Company). A shift of annual report work from the first quarter to the second quarter resulted in increased net annual report sales of $0.8 million in the second quarter of 1997. Annual report sales to new customers (net of customer losses) added another $0.1 million to net sales in the second quarter of 1997. Catalog and car brochure sales increases of $1.0 million and $0.4 million, respectively, comprise the remainder of the $2.4 million increase in GAC net sales. The increase in catalog sales includes $0.8 million from a new client; the remaining increase was due to changes in existing customer orders. The sales increase from car brochures was from an existing client; net sales in this time period for car brochures was unusual. The decrease in sales at SP (as compared to the same period in 1996) was due, primarily, to one client that was acquired by another company which caused a temporary delay in its highly seasonal production cycle; the sales volumes attributable to this customer are expected to occur in the third quarter.

   Cost of sales -- For GAC, the total cost of sales as a percentage of net sales increased from 80.4% in the second quarter of 1996 to 82.6% in the second quarter of 1997. Cost of sales for GAC and SP totaled $22.3 million and $11.0 million, respectively. Due to changes in the mix of paper used in its operations, the declining paper market had a negligible effect on cost of sales at GAC. The $2.8 million increase in cost of sales related to GAC included $1.9 million which correlates to the increase in the sales. The remaining $0.9 million increase included $0.5 million for outside tradework paid for specialties which could not be done in-house. Increased wages required another $0.3 million. SP cost of sales of $11.0 million is included in the 1997 amount and represents 80.6% of SP's sales which is consistent with the second quarter of 1996 (before SP was owned by the Company).

   Operating expenses -- Total operating expense was $1.3 million higher than the amount for the quarter ended June 30, 1996. This increase included $1.6 million of operating expenses related to SP offset by $0.3 million in operating expense reductions implemented by the GAC operations of the High Impact Color Printing segment. The GAC reductions were almost exclusively due to declines in selling expenses, including sales commissions and sales salaries, as certain sales representatives were moved to full-commission status from salaried status and lower unit prices reduced commission expense. Additional reductions were made to the travel and entertainment and information services costs.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

   Net sales -- Net sales produced at GAC for the six months ended June 30, 1997 were $55.3 million, a 17.6% decrease from the prior year. Net sales produced at SP constituted $25.7 million of the net sales for the six months ended June 30, 1997 and represented a decrease of 4.1% compared with those of the prior year (before SP was owned by the Company). This decline in net sales at GAC was due to the Company targeting higher margin markets and allocating sales resources to those markets; the remarketing effort has caused a decline in sales volumes. Operating income margins for the High Impact Color Printing segment of the Company have increased to 4.4% of net sales from 2.5% of net sales. Another factor affecting the decline in sales dollars was the decrease in paper costs between 1996 and 1997 which caused a corresponding decrease in net sales dollars.

   Cost of sales -- Total cost of sales decreased to 82.7% of sales for the six months ended June 30, 1997 as compared to 84.1% for the six months ended June 30, 1996. Cost of sales for GAC and SP totaled $45.4 million and $21.6 million, respectively. The $11.1 million decline in GAC's cost of sales was comprised of declines in paper prices and other manufacturing costs. Reduction in paper prices, coupled with improved corporate purchasing power, resulted in lower paper costs of approximately $5.9 million as compared with the six months ended June 30, 1996. Outside tradework declined both as a percentage of revenue and by $1.5 million in nominal dollars. A reduction in factory costs constituted the remainder of the favorable variance and corresponds largely to the downward movement in volumes. Improved control over overtime and factory chargeability also yielded favorable variances. SP cost of sales of $21.6 million is included in the 1997 figure and represents 84.1% of SP's sales. The comparable figure for SP in 1996 was $23.2 million or 86.5% of SP's sales.

   Operating expenses -- Total operating expense was $1.4 million greater for the six months ended June 30, 1997 than that recorded for the six months ended June 30, 1996. The increase included $2.8 million of operating expenses related to SP offset by $1.4 million in operating expense reductions implemented by the GAC operations of the High Impact Color Printing segment. The GAC reductions are almost exclusively due to declines in selling expenses including sales commissions and sales salaries. These reductions occurred as GAC has moved certain sales representatives to full-commission status from salaried status and lower unit prices have reduced commission expense. Additionally, reductions have been made to the travel and entertainment and information services costs.

    Corporate Expenses

   Cost of sales -- operating lease expenses - Certain property, plant and equipment of the Company was sold as part of a sales/leaseback transaction in the fourth quarter of 1996. The expense amounts represent the operating lease payments for the quarter and six month periods ending June 30, 1997; there was no comparable expense in the quarter or six months ended June 30, 1996.

   Operating expenses -- Total operating expenses decreased by $1.2 million (or 30%) in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996, and increased $0.7 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decrease in operating expenses for the quarter offset the increase in expenses recorded for the first quarter ended March 31, 1997, primarily as a result of certain corporate expenses, including the annual report and proxy statements, having been incurred in the earlier quarter in 1997. Included in operating expenses in the quarter and six months ended June 30, 1997 is $0.3 million and $0.5 million, respectively, of administrative expenses related to the accounts receivable securitization program. Also included in this figure is the loss on disposal of assets. The majority of the loss on disposal of assets relates to building and equipment costs written off related to the closing of the Pittsburgh warehouse and reorganizations of the plants in Salt Lake City and Chicago. In 1996, the loss on disposal of assets included costs to relocate the Philadelphia plant and consolidate the Texas facilities.

   Interest expense-debt -- Interest expense decreased for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 primarily as a result of the lower average bank debt balance of $160.6 million in 1997 as compared to $216.0 million in 1996. The bank debt restructuring, the sale/leaseback transaction and the accounts receivable securitization transaction resulted in the reduction of outstanding debt balances toward the end of 1996. The average interest rate of 7.7% for the six months ended June 30, 1997 was less than the average interest rate of 8.1% for the same period in 1996.

   Discount on sale of accounts receivable -- This amount represents expenses related to the accounts receivable securitization program, including an effective interest rate of approximately 5.6% and associated utilization fees. Since the program was implemented in November 1996, there are no appropriate comparisons for previous periods.

   Other (income) expense -- This line item includes a $0.3 million foreign exchange gain and $0.6 million of interest income earned from the investment of funds in cash equivalents for the six months ended June 30, 1997.

   Income taxes -- The effective tax rate for the quarter and six months ended June 30, 1997 was 42.3% and 42.4%, respectively, as compared to an effective tax rate of 42.8% for the quarter and six months ended June 30, 1996. The effective tax rate for all periods was higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution are not tax deductible.

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


October 24, 1997