Form 10-Q
period 1997-09-30
MAIL WELL INC
filed 1997-11-14
CIK 920321

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


                         Commission file number 1-12551


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

                               Yes  [X]  No  [ ]

  As of November 11, 1997, the Registrant had 18,835,669 shares of Common Stock, $0.01 par value, outstanding.

================================================================================

                        MAIL-WELL, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

================================================================================

                                                                                       PAGE
                                                                                       ----
Part I -          Financial Information
Item 1.           Financial Statements................................................   3
Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................  10
Item 3            Quantitative and Qualitative Disclosures About
                  Market Risk.........................................................  19
Part II -         Other Information
Item 1.           Legal Proceedings...................................................  19
Item 2.           Changes in Securities...............................................  19
Item 3.           Defaults upon Senior Securities.....................................  19
Item 4.           Submission of Matters to a Vote of Securities Holders...............  19
Item 5.           Other Information...................................................  19
Item 6.           Exhibits and Reports on Form 8-K....................................  20

         PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
                       MAIL-WELL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                                (UNAUDITED)
                                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                                   1997               1996
CURRENT ASSETS
     Cash and cash equivalents................................................................       $ 12,074           $  9,656
     Receivables, net.........................................................................         38,851             31,027
     Accounts receivable -- other.............................................................         13,498              7,743
     Income tax receivable, net...............................................................            757              3,504
     Securitized interest in accounts receivable..............................................         20,143              9,505
     Inventories..............................................................................         77,891             68,275
     Deferred tax asset.......................................................................          2,361              2,309
     Other current assets.....................................................................          4,173              3,513
                                                                                                     --------           --------
         Total current assets.................................................................        169,748            135,532
PROPERTY, PLANT AND EQUIPMENT -- NET..........................................................        200,766            183,302
DEFERRED FINANCING COSTS -- NET...............................................................         12,402             14,497
GOODWILL -- NET...............................................................................        152,393            128,812
OTHER ASSETS -- NET...........................................................................          8,944              8,723
                                                                                                     --------           --------
TOTAL.........................................................................................       $544,253           $470,866
                                                                                                     ========           ========
CURRENT LIABILITIES
     Accounts payable.........................................................................       $ 44,676           $ 44,539
     Accrued compensation and vacation........................................................         26,096             23,312
     Accrued interest.........................................................................          3,482              4,455
     Other current liabilities................................................................         30,752             26,206
     Current portion of long-term debt and capital leases.....................................         16,938             14,975
                                                                                                     --------           --------
         Total current liabilities............................................................        121,944            113,487
ACCRUED PENSION...............................................................................            872              1,284
CAPITAL LEASES................................................................................          2,762              2,958
BANK BORROWINGS...............................................................................        150,657            121,992
SUBORDINATED NOTES............................................................................         85,000             85,000
DEFERRED INCOME TAXES.........................................................................         28,968             23,122
OTHER LONG TERM LIABILITIES...................................................................          7,242              1,865
                                                                                                     --------           --------
         Total liabilities....................................................................        397,445            349,708
                                                                                                     --------           --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST.............................................................................          3,500                 --
                                                                                                     --------           --------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value;  5,000 shares authorized, none issued and
     outstanding.............................................................................              --                 --

    Common stock, $0.01 par value; 30,000,000 shares authorized, 18,834,732 and 19,414,242 shares issued and 18,834,732 and 18,731,130  (including
     1,948,272 shares held by ESOP) outstanding, respectively.................................            188                194
     Paid-in capital..........................................................................         99,226             98,216
     Retained earnings........................................................................         47,728             27,631
     Unearned ESOP compensation...............................................................         (3,307)            (2,896)
     Cumulative foreign currency translation adjustment.......................................           (313)              (115)
     Pension liability adjustment.............................................................           (110)              (110)
     Unrealized loss, net of taxes, on securitized interest in accounts
      receivable..............................................................................           (104)              ( 49)
     Treasury stock - at cost; 683,112 shares outstanding at December 31, 1996................             --             (1,713)
                                                                                                     --------           --------
         Total stockholders' equity...........................................................        143,308            121,158
                                                                                                     --------           --------
TOTAL.........................................................................................       $544,253           $470,866
                                                                                                     ========           ========

           See notes to unaudited consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                        QUARTER ENDED  SEPTEMBER 30,      NINE MONTHS ENDED  SEPTEMBER 30,
                                                     ----------------------------------  ----------------------------------
                                                           1997              1996              1997              1996
                                                     ----------------  ----------------  ----------------  ----------------

NET SALES..........................................      $   233,496       $   200,487       $   653,010       $   579,322

COST OF SALES
  Materials........................................           99,199            87,883           274,613           263,287
  Labor and other..................................           67,441            56,303           187,115           158,433
  Manufacturing....................................           15,463            10,570            45,029            31,607
  Depreciation.....................................            3,675             3,971            10,354            11,450
  Waste recovery...................................           (2,693)           (2,174)           (7,427)           (6,465)
                                                         -----------       -----------       -----------       -----------
     Total cost of sales...........................          183,085           156,553           509,684           458,312

GROSS PROFIT.......................................           50,411            43,934           143,326           121,010

OTHER OPERATING COSTS
  Selling..........................................           16,771            13,678            47,801            41,339
  Administrative...................................           12,231            11,963            37,396            32,094
  Amortization.....................................            1,039             1,101             3,096             3,036
  Loss on disposal of assets.......................              236               112             1,458               711
                                                         -----------       -----------       -----------       -----------

     Total other operating costs...................           30,277            26,854            89,751            77,180

OPERATING INCOME...................................           20,134            17,080            53,575            43,830

OTHER EXPENSE
  Interest expense --debt..........................            4,847             7,036            13,952            21,181
  Interest expense --
    amortization of deferred financing costs.......              744             1,315             2,192             2,795

  Discount on sale of
    accounts receivable............................            1,020                 0             2,981                 0
  Other (income) expense...........................              348                 1              (536)              (23)
                                                         -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES.........................           13,175             8,728            34,986            19,877

PROVISION FOR INCOME TAXES
  Current..........................................            3,692             2,292             9,346             5,718
  Deferred.........................................            1,943             1,390             5,543             2,734
                                                         -----------       -----------       -----------       -----------

NET INCOME.........................................      $     7,540       $     5,046       $    20,097       $    11,425
                                                         ===========       ===========       ===========       ===========

NET INCOME PER SHARE...............................            $0.40             $0.28             $1.08             $0.64

WEIGHTED AVERAGE SHARES OUTSTANDING................       18,964,781        17,883,365        18,555,406        17,807,460

           See notes to unaudited consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                         1997              1996
                                                                                   -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.......................................................................         $ 20,097        $  11,425

Adjustments to reconcile net income to cash provided by operations
 Depreciation.....................................................................           10,354           11,450
 Amortization.....................................................................            5,288            5,831
 Deferred tax provision...........................................................            5,543            2,734
 Loss on disposal of assets.......................................................            1,458              711
 ESOP compensation expense........................................................               68            1,089
 Other............................................................................               79             (660)
Change in operating assets and liabilities
 Receivables......................................................................          (13,264)          (6,992)
 Current income taxes.............................................................            2,330            4,219
 Inventories......................................................................           (2,357)          14,662
 Accounts payable.................................................................           (3,668)           1,996
 Accrued interest.................................................................             (973)          (3,189)
 Other working capital............................................................           24,291             (490)
 Accrued pension, current and long term...........................................              (78)            (367)
 Other assets and other long-term liabilities.....................................            1,049             (690)
                                                                                           --------        ---------

  Net cash provided by operating activities.......................................           50,217           41,729
                                                                                           --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition costs................................................................          (55,317)         (27,560)
 Capital expenditures.............................................................          (20,218)          (7,902)
 Proceeds from sale of property, plant and equipment..............................              262            2,630
 Maturity of temporary cash investments...........................................               --              250
                                                                                           --------        ---------

  Net cash used in investing activities...........................................          (75,273)         (32,582)
                                                                                           --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock issuance..............................................            1,186               15
 Cash overdrafts..................................................................            1,443           (2,161)
 Proceeds from long-term debt.....................................................           67,197          126,291
 Repayments of long-term debt.....................................................          (41,527)        (132,745)
 Repayments of capital lease obligations..........................................             (470)            (460)
                                                                                           --------        ---------

  Net cash provided by (used in) financing activities.............................           27,829           (9,060)
                                                                                           --------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................             (355)             (87)
                                                                                           --------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS.............................................            2,418                0
BALANCE AT BEGINNING OF PERIOD....................................................            9,656                0
                                                                                           --------        ---------

BALANCE AT END OF PERIOD..........................................................         $ 12,074        $       0
                                                                                           ========        =========
SUPPLEMENTAL DISCLOSURES
 Cash paid for interest...........................................................         $ 14,925        $  24,369
 Cash paid for taxes..............................................................            8,289            4,731
 Issuance of convertible stock of subsidiary relating to minority interest........            3,500                0
 Issuance of common stock for compensation........................................                0               51

           See notes to unaudited consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  NATURE OF OPERATIONS -- Mail-Well, Inc. (the "Company") is one of the largest printers in North America, manufacturing both envelopes and high impact color commercial products. Within envelope printing, the Company competes primarily in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures stock envelopes sold in the office products and merchant/ printer markets. The Company is also a leading high impact commercial printer specializing in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and is recognized as an innovative provider of quality printed products to leading companies in the United States. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements for all periods presented include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  INTERIM FINANCIAL INFORMATION -- The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flow for the quarter and nine months ended September 30, 1997 and 1996.

  EMPLOYEE STOCK OWNERSHIP PLAN -- Unearned ESOP compensation balance is presented in the accompanying financial statements as a reduction of equity. As the ESOP shares are allocated to participants, the unearned ESOP compensation balance will decrease and compensation expense will be recorded.

  EARNINGS PER SHARE -- In June 1997, the Company's common stock split 3:2; all shares and per share information has been retroactively restated to reflect the split.

  Net income per share is computed by dividing net income by the weighted average number of common shares. Common shares outstanding excludes unallocated and uncommitted shares held by the ESOP.


                                               QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------     -------------------------------
                                                   1997            1996            1997               1996
                                                  ------          ------          ------             ------
Common shares...............................      17,974,150      17,485,155      17,863,700         17,482,147
Common stock equivalents....................         990,631         398,210         691,706            325,313
Weighted average shares outstanding.........      18,964,781      17,883,365      18,555,406         17,807,460

RECLASSIFICATION -- Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

      INVENTORIES:
                                                                       SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                                       -------------------     ------------------
      Raw materials................................................              $ 30,429               $ 25,953
      Work in process..............................................                 7,749                  7,549
      Finished goods...............................................                42,523                 37,385
      Reserve for obsolescence and loss............................                (2,810)                (2,612)
                                                                                 --------               --------
      Total........................................................              $ 77,891               $ 68,275
                                                                                 ========               ========

      PROPERTY, PLANT AND EQUIPMENT:
                                                                       SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                                       --------------------    -------------------
      Land and land improvements...................................              $ 12,523               $ 11,429
      Buildings....................................................                49,277                 45,385
      Leasehold improvements.......................................                 6,406                  3,627
      Machinery and equipment......................................               133,094                124,028
      Furniture and fixtures.......................................                 3,588                  3,066
      Automobiles and trucks.......................................                   677                    556
      Computers and software.......................................                10,843                  7,457
      Assets under capital lease...................................                 3,732                  3,584
      Construction in progress.....................................                12,864                  6,576
                                                                                 --------               --------
                                                                                  233,004                205,708
      Less accumulated depreciation................................               (32,238)               (22,406)
                                                                                 --------               --------
      Total........................................................              $200,766               $183,302
                                                                                 ========               ========


4.    LONG-TERM DEBT

Long-term debt consists of the following
 (in thousands):

                                                                        SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                                        ------------------       -----------------
      Bank borrowings:
      Revolving credit loans.......................................               $ 37,500                $    768
      Term loans...................................................                124,289                 135,000
      Subordinated notes...........................................                 85,000                  85,000
      Other........................................................                  5,472                     651
                                                                                  --------                --------
                                                                                   252,261                 221,419
      Less current maturities......................................                (16,604)                (14,427)
                                                                                  --------                --------
      Long-term debt...............................................               $235,657                $206,992
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

  An interest rate cap agreement is used to reduce the potential impact of increases in the rates on floating-rate long-term debt. At September 30, 1997, the Company was party to an interest rate cap agreement for the notional amount of $55.0 million which provides an effective LIBOR interest rate cap of 9.0% and expires June 30, 1999. The agreement entitles the Company to receive from counterparties the amounts, if any, by which the Company's interest payments exceed the interest rate cap.

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


                                                                        INCOME            SHARES          PER-SHARE
(DOLLARS IN THOUSANDS)                                               (NUMERATOR)       (DENOMINATOR)       AMOUNT
---------------------------------------------------------------------------------------------------------------------
                                                                        FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                                                 ----------------------------------------------------
Basic Earnings Per Share
Income available to common stockholders..........................          $ 7,540         17,974,150           $0.42
                                                                                                                =====

Effect of Dilutive Securities
Stock options, primarily.........................................                0            990,631
                                                                           -------         ----------

Diluted Earnings Per Share
Income available to common stockholders including assumed
 conversions.....................................................          $ 7,540         18,964,781           $0.40
                                                                           =======         ==========           =====

                                                                        FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                                                 ----------------------------------------------------
Basic Earnings Per Share
Income available to common stockholders..........................          $ 5,046         17,485,155           $0.29
                                                                                                                =====

Effect of Dilutive Securities
Stock options, primarily.........................................                0            398,210
                                                                           -------         ----------

Diluted Earnings Per Share
Income available to common stockholders including assumed
 conversions.....................................................          $ 5,046         17,883,365           $0.28
                                                                           =======         ==========           =====

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                 ----------------------------------------------------
Basic Earnings Per Share
Income available to common stockholders..........................          $20,097         17,863,700           $1.13
                                                                                                               ======

Effect of Dilutive Securities
Stock options, primarily.........................................                0            691,706
                                                                           -------         ----------

Diluted Earnings Per Share
Income available to common stockholders including assumed
 conversions.....................................................          $20,097         18,555,406           $1.08
                                                                           =======         ==========           =====

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                                 ----------------------------------------------------
Basic Earnings Per Share
Income available to common stockholders..........................          $11,425         17,482,147           $0.65
                                                                                                                =====

Effect of Dilutive Securities
Stock options, primarily.........................................                0            325,313
                                                                           -------         ----------

Income available to common stockholders including assumed
 conversions.....................................................          $11,425         17,807,460           $0.64
                                                                           =======         ==========           =====

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

  On July 11, 1997, the Company issued options to purchase 62,400 shares of common stock in connection with the acquisition of The Allied Printers ("Allied"). The options were granted to a former shareholder and to certain key employees of Allied under the Company's Allied Acquisition Non-Qualified Stock Option Plan. The exercise price of such options equals the average closing price of the common stock on the NYSE for the five days prior to the closing date of the acquisition.

7.  ACQUISITIONS

  The statement of operations includes the operations of acquisitions from their acquisition date.

  On June 27, 1997, the Company acquired all of the outstanding shares of common stock of Griffin Envelope, Inc. ("Griffin"). Griffin, which is located in Seattle, Washington, manufactures and distributes envelopes in the northwestern United States. Annual sales for Griffin approximate $12 million.

  On July 11, 1997, the Company acquired all of the outstanding shares of common stock of The Allied Printers ("Allied"). Allied, which is located in Seattle, Washington, is a high impact color printer servicing customers with sheet-fed printing needs. Annual sales for Allied approximate $17 million. The Company issued 36,531 shares of common stock in connection with this acquisition.

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

  On September 10, 1997, the Company acquired substantially all of the assets of National Color Graphics, Inc. ("Color Graphics"). Color Graphics, located in Atlanta, Georgia, is a high-impact sheet-fed color printer with annual sales approximating $23 million.

8.  SECURITIES OFFERING AND BANK RESTRUCTURING

  The Company announced on October 30, 1997, that it planned to offer for sale
3.125 million shares of common stock and $150.0 million convertible debt securities. In addition .7 million shares of common stock were to be offered for sale by certain shareholders of the Company. The Company intends to use the net proceeds from any sale of either its common stock or the convertible debt to repay balances outstanding under its existing bank credit facilities, with the balance, if any, available for general corporate purposes. Registration statements relating to the securities offerings have been filed with the Securities and Exchange Commission.

On November 13, 1997, the Company's shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. The shelf registration will permit the Company to offer up to $300 million in debt securities, common stock, preferred stock or warrants for sale over the next two years. The Company may use some of the availability under the shelf in connection with the offering of convertible debt securities or common stock described above.

The Company is in the process of replacing its current secured bank term and revolving loans with an unsecured revolving credit line. The Company anticipates closing on its new bank facility in either the fourth quarter of 1997 or the first quarter of 1998. In connection with the repayment of the current banking facilities the Company anticipates recording an extraordinary charge to eliminate deferred financing costs of $5.4 million, net of taxes.

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


OVERVIEW
                                      Quarter Ended September 30,           Nine Months Ended September 30,
                                 -----------------------------------       ------------------------------------
                                        1997               1996                1997                1996
                                      -------             -------             ------              ------
Net sales
U.S. Envelope                           $150,207           $142,017           $429,584             $411,373
Canadian Envelope                         26,901             19,665             85,983               61,991
High Impact Color Printing                56,388             38,805            137,443              105,958
                                         --------           --------           --------             --------
Total net sales                          233,496            200,487            653,010              579,322
                                         --------           --------           --------             --------


Cost of sales
U.S. Envelope                            117,999            111,941            334,647              326,923
Canadian Envelope                         18,998             13,720             60,792               44,029
High Impact Color Printing                45,655             30,892            112,676               87,360
Corporate                                    433                  0              1,569                    0
                                         --------           --------           --------             --------
Total cost of sales                      183,085            156,553            509,684              458,312
                                         --------           --------           --------             --------
Gross profit                              50,411             43,934            143,326              121,010
                                         --------           --------           --------             --------
Operating expenses
U.S. Envelope                             16,779             16,325             50,250               46,682
Canadian Envelope                          3,507              2,800             12,253                8,726
High Impact Color Printing                 6,885              4,712             17,305               13,688
Corporate                                  3,106              3,017              9,943                8,084
                                         --------           --------           --------             --------
Total operating expenses                  30,277             26,854             89,751               77,180
                                         --------           --------           --------             --------

Operating income                             20,134             17,080             53,575               43,830
Corporate expenses:
  Interest expense - debt                     4,847              7,036             13,952               21,181
  Interest expense -
  amortization of deferred
  financing costs                               744              1,315              2,192                2,795
  Discount on sale of accounts
  receivable                                  1,020                  0              2,981                    0
  Other (income) expense                        348                  1               (536)                 (23)
  Income tax expense                          5,635              3,682             14,889                8,452
                                           --------           --------           --------             --------
Net income                                 $  7,540           $  5,046           $ 20,097             $ 11,425
                                           ========           ========           ========             ========

      OPERATING RESULTS -- Net income for the quarter ended September 30, 1997 increased by $2.5 million ($0.12 per share), or 50%, compared with the prior year period. For the nine months ended September 30, 1997, net income increased by $8.7 million ($0.44 per share), or 76%, compared with the nine months ended September 30, 1996. Sales for the quarter ended September 30, 1997 rose $33.0 million, or 17%, from the prior year's quarter, and for the first nine months of 1997 increased by $73.7 million, or 13%, over the first nine months of 1996. During the most recent quarter and the first nine months of 1997, the Company focused its efforts on integrating the operations of recently acquired businesses. These efforts included reviewing the acquired operations to determine changes to be made to cost structures, pricing and strategic markets. In addition the High Impact Color Printing segment continued to address market pressures by repositioning its marketing efforts toward higher margin products within this segment. In November 1996, the bank credit agreement was amended, the Company refinanced certain equipment under a sale/leaseback arrangement and a receivable securitization facility was arranged. The positive effects of these transactions are reflected in the results for 1997.

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

On July 11, 1997, the Company acquired all of the outstanding shares of common stock of The Allied Printers ("Allied"). Allied, which is located in Seattle, Washington, is a high-impact color printer servicing customers with sheet fed printing needs. Annual sales for Allied approximate $17 million. The Company issued 36,531 shares of common stock in connection with this acquisition.

On July 14, 1997, the Company acquired all of the outstanding shares of common stock of Murray Envelope Corporation ("Murray"). Murray, which is located in Hattiesburg, Mississippi, manufactures envelopes primarily for sales through distributors in the southeastern and south central U.S. markets. Additionally, the Barkley division of Murray distributes filing products nationally. Annual sales for Murray approximate $48 million. In connection with the acquisition, a wholly-owned subsidiary of the Company issued 110,236 shares of its common stock which are convertible into an equal number of shares of the Company common stock.

On September 10, 1997, the Company acquired substantially all the assets of National Color Graphics, Inc. ("Color Graphics"). Color Graphics, located in Atlanta, Georgia, is a high-impact sheet-fed color printer with annual sales approximating $23 million.

The Company paid approximately $59.0 million in the aggregate, in cash, Company common stock, notes and convertible securities (as described above with respect to Murray) for the 1997 acquisitions.

All of the acquisitions have been accounted for as purchases. Accordingly the historical results of operations of the Company include results of operations of each of the acquisitions from their date of purchase. The table below presents the historical sales and cost of sales of the Company adjusted to show the effects of the acquisitions as if the acquisitions had occurred on the January 1 of the year prior to their actual purchase date.


                                     Quarter Ended September 30,           Nine Months Ended  September 30,
                                     ---------------------------           --------------------------------
                                        1997               1996               1997                1996
                                        ----               ----               ----                ----
Net sales as reported                      $233,496           $200,487           $653,010            $579,322
  Quality                                                                                              23,266
  All other acquisitions in the
  aggregate                                   4,713             49,169             53,000             144,880
                                    ---------------    ---------------    ---------------    ----------------
Total net sales                             238,209            249,656            706,010             747,468
                                    ---------------    ---------------    ---------------    ----------------

Cost of sales as reported                   183,085            156,553            509,684             458,312
  Quality                                                                                              19,654
  All other acquisitions in the
  aggregate                                   3,886             40,320             41,835             116,766
                                    ---------------    ---------------    ---------------    ----------------
Total cost of sales                         186,971            196,873            551,519             594,732
                                    ---------------    ---------------    ---------------    ----------------
Gross profit                               $ 51,238           $ 52,783           $154,491            $152,736
                                    ===============    ===============    ===============    ================

RESULTS OF OPERATIONS

     U.S. Envelope

     The following table presents historical financial data for the U.S. Envelope operations of the Company, including acquisitions (Quality, Griffin and Murray) from their purchase dates.

                                                  QUARTER ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------  ----------------------------------
                                                 1997              1996              1997              1996
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                            $        %        $        %        $        %        $        %
--------------------------------------------------------------------------------------------------------------------
Net sales....................................  $150,207  100.0   $142,017  100.0   $429,584  100.0   $411,373  100.0
Cost of sales................................   117,999   78.5    111,941   78.8    334,647   77.9    326,923   79.5
Operating expenses...........................    16,779   11.2     16,325   11.5     50,250   11.7     46,682   11.3
                                               --------  -----   --------  -----   --------  -----   --------  -----
Operating income.............................  $ 15,429   10.3   $ 13,751    9.7   $ 44,687   10.4   $ 37,768    9.2
                                               ========  =====   ========  =====   ========  =====   ========  =====

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1996

      NET SALES -- Net sales increased by $8.2 million (or 5.8%) for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. The average selling price increased 1.0% to $19.88 per thousand units for the quarter ended September 30, 1997, from $19.68 per thousand units for the quarter ended September 30, 1996, due mainly to the inclusion of Murray, which has a higher average selling price for its filing product line. Because of its ability to pass through changes in paper costs to customers, the Company uses volumes of units sold and material gross margin (that is, net sales less cost of materials net of waste recovery revenue) per thousand units as revenue trend indicators in its envelope operations. Unit volume increased 6.9% to 7.7 billion units in the third quarter of 1997 from 7.2 billion units in the same quarter of 1996, primarily due to the acquisition of Murray and Griffin. Material gross margin increased 5.8% to $11.47 per thousand units in the third quarter of 1997 from $10.84 per thousand units in the year-ago period partially due to inclusion of Murray's higher margin filing products but also from selling price management.

     COST OF SALES -- Total cost of sales, as a percentage of sales, decreased from 78.8% in 1996 to 78.5% in 1997. Cost of sales includes materials, labor, manufacturing, depreciation and other manufacturing costs, net of waste recovery revenue. A decrease in average material cost per unit of approximately 5% in the third quarter of 1997 from the third quarter of 1996, offset by corresponding price decreases, was the major factor in the reduction in cost of sales expressed as a percentage of sales. Gross profit per thousand units increased only 4.2% from quarter to quarter as manufacturing labor and overhead costs increased 7.3%, offsetting the material gross margin improvement detailed above.

     OPERATING EXPENSES -- For the third quarter ended September 30, 1997, operating expenses decreased to 11.2% of sales from 11.5% of sales compared to the same period in 1996. The year ago quarter included a $1.5 million charge for an adjustment to the estimated profit sharing accrual.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     NET SALES -- Net sales increased $18.2 million or 4.4% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in net sales includes $31.4 million of net sales related to the acquisitions which is offset by a 2.7% decrease in net sales on the other U.S. Envelope operations. The total average selling price decreased 3.7% to $19.48 per thousand units for the nine months ended September 30, 1997 from $20.22 per thousand units for the nine months ended September 30, 1996, due to lower paper costs and competitive pricing pressures. Unit volume increased 9.4% to 22.2 billion units in the first nine months of 1997 from 20.3 billion units in the same period of 1996. Acquisitions accounted for 6.3%, or 1.4 billion units, of the year to year increase in unit volume. Material gross margin increased 2.6% to $11.28 per thousand units in the nine months ended September 30, 1997 from $10.99 per thousand in the year-ago period again partially due to inclusion of Murray's higher margin filing products, but also from selling price management.

     COST OF SALES -- Total cost of sales, as a percentage of sales, decreased from 79.5% in 1996 to 77.9% in 1997. A decrease in average material costs of approximately 11% as compared with the prior year period, offset by corresponding price decreases, was the major factor in the reduction in cost of sales expressed as a percentage of sales. Gross profit per thousand units increased 2.3% in the nine months ended September 30, 1997 as compared to the year-ago period.

     OPERATING EXPENSES -- For the nine months ended September 30, 1997, operating expenses, as a percent of sales, increased to 11.7% compared to 11.3% from the same period in 1996 due to the decrease in selling prices. The $3.6 million increase includes $2.8 million additional operating expenses relating to acquisitions, the remaining $0.8 million represents only a 1.7% year to year increase.

     Canadian Envelope

     The following table presents financial information with respect to the Canadian Envelope operations (Supremex), including acquisitions (PNG) from their purchase dates. All amounts are in U.S. dollars.

                                               QUARTER ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------     ----------------------------------------
                                                  1997             1996                 1997                  1996
                                           ------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          $       %        $       %        $          %           $           %
-------------------------------------------------------------------------------------------------------------------------
Net sales..................................  $26,901  100.0   $19,665  100.0    $85,983      100.0      $61,991     100.0
Cost of sales..............................   18,998   70.6    13,720   69.8     60,792       70.7       44,029      71.0
Operating expenses.........................    3,507   13.0     2,800   14.2     12,253       14.2        8,726      14.1
                                             -------  -----   -------  -----    -------      -----      -------     -----
Operating income...........................  $ 4,396   16.4   $ 3,145   16.0    $12,938       15.1      $ 9,236      14.9
                                             =======  =====   =======  =====    =======      =====      =======     =====

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1996

     NET SALES -- Net sales for the 1997 quarter of $26.9 million for the Canadian Envelope segment included $7.4 million of net sales attributable to PNG. The 1997 net sales for Supremex excluding PNG of $19.5 million represented a $0.2 million, or 1.0%, decline in net sales dollars as compared to the quarter ended September 30, 1996. Unit volume at Supremex was stable at 1.0 billion units for both years, while PNG added .4 billion units to the 1997 quarter sales. The average selling price increased .4% to $19.29 per thousand units in the most recent quarter as compared to $19.21 per thousand units for the year-ago quarter. Paper prices decreased approximately 1% in the 1997 quarter as compared to 1996, which was passed through to customers in lower prices. The Company has exited certain low margin markets offsetting the paper price decrease and resulting in the slight increase in average unit selling price. Material gross margin increased 5.3% from $10.37 per thousand units in the quarter ended Septemer 30, 1996 to $10.92 per thousand units for the same quarter in 1997. The higher material gross margin was attributable to the shift away from less profitable markets.

     COST OF SALES -- Total cost of sales, as a percentage of sales, increased from 69.8% in 1996 to 70.6% in 1997 as a result of the material cost increase. The gross profit per thousand units decreased 1.6% to $5.67 per thousand units from $5.76 per thousand units in 1996 primarily as a result of the lower margin business added by the PNG acquisition. Gross margins per thousand units are expected to improve as Supremex's operating strategies are fully integrated into PNG.

     OPERATING EXPENSES - As a percentage of sales, operating expenses decreased to 13.0% of net sales for the quarter ended September 30, 1997 from 14.2% of net sales in the same quarter of 1996 due to adding the PNG sales volume in 1997 with a lower corresponding increase in operating expense by implementing Supremex's management systems in PNG.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

  NET SALES -- Net sales of $86.0 million for the Canadian Envelope segment included $25.0 million of net sales attributable to PNG. The net sales for Supremex of $61.0 million for the nine months ended September 30, 1997 represented a $1.0 million, or 1.6%, decline in net sales dollars as compared to the same period in 1996. Unit volume at Supremex was stable at 3.1 billion units for both periods, while PNG added 1.2 billion units to the 1997 sales volume. The average selling price decreased 1.3% to $19.80 per thousand units as compared to $20.06 per thousand units for the nine months ended September 30, 1996. Paper prices decreased approximately 6% in the nine months ended September 30, 1997 as compared to paper prices for the nine months ended September 30, 1996, which is passed through as a reduction in selling prices. As a result of the Company exiting markets with relatively low selling prices and margins, the average selling price did not decline as much as expected. Material gross margin increased from $10.76 per thousand units in the year-ago period to $11.31 per thousand units for the same period in 1997 due to the shift away from less profitable markets.

  COST OF SALES -- Total cost of sales, as a percentage of sales, decreased from 71.0% for the nine months ended September 30, 1996 to 70.7% in the same period in 1997. The gross profit per thousand units increased .5% to $5.80 per thousand units from $5.77 per thousand units in 1996 due to the decrease in paper cost partially offset by selling price declines. In addition to the shift away from less profitable markets, as Supremex's operating strategies are fully applied to PNG, manufacturing cost per unit produced is expected to decrease.

  OPERATING EXPENSES -- As a percentage of sales, operating expenses increased to 14.2% of net sales for nine months ended September 30, 1997 from 14.1% of net sales in the year-ago period, due to adding the higher cost structure of PNG. Operating expenses as a percentage of net sales decreased in the most recent quarter however as a result of assimilating PNG into the Supremex management systems. This trend is expected to continue as PNG is fully merged into the Supremex management organization.

  High Impact Color Printing

  The following table presents financial information with respect to the High Impact Color Printing (GAC) operations including acquisitions (SP, Allied and Color Graphics) from their purchase dates.


                                            QUARTER ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------         -------------------------------------
                                                1997                1996                1997               1996
(DOLLARS IN THOUSANDS)                       $         %         $        %          $         %        $        %
------------------------------------------------------------------------------------------------------------------------
Net sales...............................  $56,388     100.0   $38,805      100.0   $137,443    100.0   $105,958    100.0
Cost of sales...........................   45,655      81.0    30,892       79.6    112,676     82.0     87,360     82.5
Operating expenses......................    6,885      12.2     4,712       12.1     17,305     12.6     13,688     12.9
                                          -------     -----   -------      -----   --------    -----   --------    -----
Operating income........................  $ 3,848       6.8   $ 3,201        8.3   $  7,462      5.4   $  4,910      4.6
                                          =======     =====   =======      =====   ========    =====   ========    =====

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1996

  NET SALES -- Net sales of the Company's Graphic Arts Center, Inc. subsidiary ("GAC") for the quarter ended September 30, 1997 were $35.7 million of the quarter's net sales for the High Impact Color Printing segment of the Company, an 8.0% decrease from the prior year. Net sales produced at SP constituted $16.0 million of the quarter's net sales and represented an increase of 3.2% compared with those of the prior year (before SP was owned by the Company). The remaining $4.7 million of the 1997 quarter's sales were attributable to the Allied and Color Graphics acquisitions. The decline in net sales at GAC is attributable to declines in the production of both catalogs and manuals. Some customers are increasing their use of electronic medium to replace printed manuals, while other customers are moving production, including printed literature, offshore. GAC lost two significant catalog customers (one of which recently returned) while another eliminated several publications. The total volume decline is estimated at 8.5%. In addition GAC has faced increased price competition as the overall market has been soft quarter to quarter resulting in an overall 1.3% price decline. Partially offsetting the declines in catalogs and manuals has been an increase in the advertising printing attributable to a number of new customers resulting from a management focus on this market.

  COST OF SALES -- Cost of sales expressed as a percent of net sales increased to 81.0% in the quarter ended September 30, 1997, from 79.6% in the year-ago quarter. Changing paper prices, due to product mix variations, had a negligible effect on cost of sales from quarter to quarter. The increase in cost of sales expressed as a percent of net sales is partially attributable to the reduction in selling price, but is due mainly to the 8.5% volume decline resulting in loss of production efficiencies.

  OPERATING EXPENSES -- Total operating expense was $2.2 million higher than the amount for the quarter ended September 30, 1996, $2.1 million of which was attributable to acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

  NET SALES -- Net sales of $137.4 million for the nine months ended September 30, 1997, for the High Impact Color Printing segment includes $46.6 million of net sales attributable to acquisitions. The net sales for GAC of $90.8 million for the nine months ended September 30, 1997 represented a $15.4 million, or 14.6%, decline in net sales dollars as compared to the same period in 1996. This decline in net sales at GAC was primarily due to the Company targeting the higher margin markets and allocating sales resources to those markets with a resulting decline in sales volumes. The decrease in paper costs between 1996 and 1997, which caused a corresponding decrease in net sales dollars, resulted in an estimated 1.6% decrease in sales dollars. Operating income margins for the High Impact Color Printing segment of the Company have increased to 5.4% of net sales from 4.6% of net sales.

  COST OF SALES -- Total cost of sales decreased to 82.0% of sales for the nine months ended September 30, 1997, as compared to 82.5% for the nine months ended September 30, 1996. Cost of sales for GAC for the nine months ended September 30, 1997, were $74.3 million, a $13.1 million decrease from 1996. The decline in GAC's cost of sales was comprised of an estimated 8.0% volume decline, as well as declines in paper prices and other manufacturing costs. Improved control over overtime and factory chargeability, as well as reduced outside tradework, were the major factors in reducing manufacturing costs in excess of the volume declines. Cost of sales attributable to acquisitions of $38.4 million in 1997 represents 82.4% of their net sales, compared to 80.7% in 1996 (prior to purchase by the Company) due primarily to purchase accounting adjustments to inventory valuation.

  OPERATING EXPENSES -- Total operating expense was $3.6 million greater for the nine months ended September 30, 1997, than that recorded for the nine months ended September 30, 1996. The increase was due to $4.9 million of operating expenses related to acquisitions in the High Impact Color Printing segment, which was partially offset by expense reductions implemented by the GAC operations of $1.3 million for the nine months ended September 30, 1997. The GAC reductions were due to declines in sales commissions and sales salaries as GAC moved certain sales representatives to commission status from salaried status and lower selling prices have reduced commission expense. Additionally, reductions have been made to the travel and entertainment and information services costs, offset by the inclusion in the most recent quarter of ESOP benefit expense.

  Corporate Expenses

  COST OF SALES -- OPERATING LEASE EXPENSES - Certain property, plant and equipment of the Company was sold as part of a sales/leaseback transaction in the fourth quarter of 1996. The expense amounts represent the operating lease payments for the quarter and nine month periods ending September 30, 1997; there was no comparable expense in the quarter or nine months ended September 30, 1996.

  OPERATING EXPENSES -- Total operating expenses increased by $.1 million, or 2.9%, in the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996, and increased $1.8 million, or 23.0%, for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. Included in operating expenses in the quarter and nine months ended September 30, 1997 is $0.2 million and $0.7 million, respectively, of administrative expenses related to the accounts receivable securitization program. Also included in operating expenses is the loss on disposal of assets amounting to $1.5 and $.7 million, respectively for the nine months ended September 30, 1997 and 1996. The majority of the 1997 loss on disposal of assets relates to building and equipment losses arising from the closing of the Pittsburgh warehouse and reorganizations of the plants in Salt Lake City, Chicago and GAC. In 1996, the loss on disposal of assets included costs to relocate the Philadelphia plant and consolidate the Texas facilities.

  INTEREST EXPENSE-DEBT -- Interest expense decreased in 1997 primarily as a result of the lower average bank debt balances both for the quarter and nine months ended September 30. The bank debt restructuring, the sale/leaseback transaction and the accounts receivable securitization transaction resulted in the reduction of outstanding debt balances toward the end of 1996. The average interest rate of 7.7% for the nine months ended September 30, 1997 was less than the average interest rate of 8.1% for the same period in 1996.

  DISCOUNT ON SALE OF ACCOUNTS RECEIVABLE -- This amount represents expenses related to the accounts receivable securitization program, including an effective interest rate of approximately 6.52% and associated utilization fees. Since the program was implemented in November 1996, there are no comparisons for previous periods.

  OTHER (INCOME) EXPENSE -- This line item includes a $0.3 million foreign exchange gain and $.7 million of interest income earned from the investment of funds in cash equivalents for the nine months ended September 30, 1997, offset by $.5 million in costs related to an unsuccessful acquisition attempt in the most recent quarter.

  INCOME TAXES -- The effective tax rate for the quarter and nine months ended September 30, 1997 was 42.8% and 42.6%, respectively, as compared to an effective tax rate of 42.2% and 42.5% for the quarter and nine months ended September 30, 1996, respectively. The effective tax rate for all periods was higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution are not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

  HISTORICAL CASH FLOW -- Net cash provided by operating activities was $50.2 million and $41.7 million for the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures totaled $20.2 million for the first nine months of 1997 as compared to $7.9 million for the first nine months of 1996. Proceeds from the sale of property, plant and equipment totaled $2.6 million in the nine months ended September 30, 1996, as compared to $0.3 million for the same period in 1997.

  In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage interest in a designated pool of accounts receivable generating maximum proceeds of $100.0 million. At September 30, 1997, $74.0 million of accounts receivable have been sold to third parties under this agreement.

  DEBT OBLIGATIONS -- In November 1996, the Company amended its bank credit agreements. These credit agreements, as amended, provide a $30.0 million revolving credit facility, a C$10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisition loans facility, a $12.0 million letter of credit facility and an C$8.0 million letter of credit facility. As of September 30, 1997, the Company had borrowed $19.9 million (including $4.9 million in letters of credit) under the revolving credit facility, $124.3 million under the term loans and $22.5 million under the acquisition loan facility. Availability at September 30, 1997 included $10.1 million and C$9.5 million ($0.5 million committed under letter of credit) under the revolving credit facilities, $10.7 million under the term loans and $7.5 million under the acquisition loan facility. The weighted average interest rate on the Company's bank debt was 7.73% as of September 30, 1997. The weighted average interest rate on bank debt was 7.72% for the nine months ended September 30, 1996. The senior subordinated debt balance remained stable at $85.0 million at an interest rate of 10.5%.

  CAPITAL REQUIREMENTS -- The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $20.0 to $30.0 million per year on capital expenditures exclusive of acquisitions. The Company expects to use net cash from operations and/or bank and leasing company borrowings to fund these expenditures.

RECENT DEVELOPMENTS

  LABOR RELATIONS -- The Company has entered into new union contracts at three of its larger envelope printing and converting facilities. It continues to negotiate with two envelope printing and converting facilities, which have been operating under tentative arrangements which are terminable on short notice, as well as GAC's Portland plant, which has been operating under an extension of its existing agreement. In order to mitigate the effect of any potential work stoppage, the Company has prepared a contingency plan for each affected location. There can be no assurance, however, that the Company's preparations will prevent a material adverse effect on the Company's operations in the event of a protracted work stoppage.

  POSTAL RATE INCREASE -- The U.S. Postal Service announced proposed rate increases of approximately 4% for direct mail and 3% for first class mail. In addition, a 6% rate decrease was proposed for prepaid, courtesy reply envelopes. The proposed postal rate increases are significantly less than the cumulative rate of inflation since the last postal rate increases. Management does not anticipate that these postal rate increases will go into effect until mid-1998 and, if implemented, does not anticipate the rate increases to negatively impact mail volume.

  SECURITIES OFFERING AND BANK RESTRUCTURING -- The Company announced on October 30, 1997, that it planned to offer for sale 3.125 million shares of common stock and $150.0 million convertible debt securities. In addition .7 million shares of common stock were to be offered for sale by certain shareholders of the Company. The Company intends to use the net proceeds from any sale of either its common stock or the convertible debt to repay balances outstanding under its existing bank credit facilities, with the balance, if any, available for general corporate purposes. Registration statements relating to the securities offerings have been filed with the Securities and Exchange Commission.

  On November 13, 1997, the Company's shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. The shelf registration will permit the Company to offer up to $300 million in debt securities, common stock, preferred stock or warrants for sale over the next two years. The Company may use some of the availability under the shelf in connection with the offering of convertible debt securities or common stock described above.

  The Company is in the process of replacing its current secured bank term and revolving loans with an unsecured revolving credit line. The Company anticipates closing on its new bank facility in either the fourth quarter of 1997 or the first quarter of 1998. In connection with the repayment of the current banking facilities the Company anticipates recording an extraordinary charge to eliminate deferred financing costs of $5.4 million, net of taxes.

  NEW ACCOUNTING STANDARDS -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that an entity display an amount representing comprehensive income for the period in that financial statement. This statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, for comparative purposes, is required. Based on current accounting procedures, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

  Also in June 1997, the FASB issued SFAS NO. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliation of segment revenues, segment profit or loss, segment assets and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Based on current segment disclosure this Statement is not expected to have a material impact on the Company's financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998.



ITEM 3.--  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK --None

PART II -- OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS -- None

ITEM 2. -- CHANGES IN SECURITIES -- None

ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS-- None

ITEM 5.--OTHER INFORMATION - NONE

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
------                     ----------------------

2 Articles of Merger to effect reincorporation of the Company in Colorado effective May 30, 1997

3 (i)    Articles of Incorporation of the Company

3 (ii)   Bylaws of the Company

4.1 Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company -- incorporated by reference from exhibit 4.1 of the Company's Amendment No. 1 to the Form S-3 filed on October 29, 1997 (Reg. No. 333-35561);

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

4.3.1 Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit 4.3 -- incorporated by reference from Exhibit 4.4.1 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

4.3.2    Form of Second Supplemental Indenture to the Indenture identified in
         Exhibit 4.3 -incorporated by reference from Exhibit 4.4.2 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

4.7 Form of Registration Rights Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 -- incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.11 Form of Indemnity Agreement between the Company and each of its officers and directors -- incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.12 Form of Indemnity Agreement between M-W Corp. and each of its officers and directors -- incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.13 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement -- incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.14 Form of M-W Corp. 401(k) Savings Retirement Plan -- incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.15 Company 1994 Stock Option Plan, as amended -- incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.16 Form of the Company Incentive Stock Option Agreement -- incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.17 Form of the Company Nonqualified Stock Option Agreement -- incorporated by from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.25 Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment Canada Limited and Schroder Venture Managers (North America) Inc. -- incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.26 Indemnification Escrow Agent dated July 31, 1995, by and among 3159051 Canada Inc., Royal Trust Company of Canada and Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc. -- incorporated by reference from Exhibit 10.26 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.27 Guaranty dated July 31, 1995, executed by M-W Corp. in favor of Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc., as Agents -- incorporated by reference from Exhibit
         10.27 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.28 Securities Purchase Agreement dated as of August 2, 1995, as amended, by and among GAC Acquisition Company, Inc., GAC and the securityholders of GAC and McCown De Leeuw & Co., as Agents -- incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.29 Escrow Agreement dated as of August 2, 1995, by and among GAC Acquisition Company, Inc., GAC and securityholders of GAC and McCown De Leeuw & Co., as Agents -- incorporated by reference from Exhibit 10.29 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.30 Guaranty dated as of August 2, 1995, by M-W Corp. in favor of McCown De Leeuw & Co., as Agents -- incorporated by reference from Exhibit 10.30 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.32 Asset Purchase Agreement dated April 26, 1996 by and between Quality Park Products, Inc. and Mail-Well I Corporation -- incorporated by reference from Exhibit 1 of the Company's Form 8-K dated May 2, 1996.

10.33 Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996 -- incorporated by reference from exhibit 10.33 of the Company's Form 10-K for the year ended December 31, 1996.

10.34 Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996-- incorporated by reference from exhibit 10.34 of the Company's Form 10-K for the year ended December 31, 1996.

10.35 Asset Purchase Agreement dated as of October 15, 1996 by and between Supremex, Inc. and PNG Products, Inc. Pac National Group and PNG Envelope Internationale, Inc. -- incorporated by reference from exhibit
         10.35 of the Company's Form 10-K for the year ended December 31, 1996.

10.36 Master Lease Agreement dated as of August 1, 1996 between General Electric Capital Corporation and Mail-Well, Inc., Mail-Well I Corporation, Graphic Arts Center, Inc., Mail-Well West, Pavey Envelope and Tag Corp., Wisco II, L.L.C and Wisco Envelope Corp. -- incorporated by reference from exhibit 10.36 of the Company's Form 10-K for the year ended December 31, 1996.

10.37 Third Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Mail-Well I Corporation, as Borrower, and Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Wisco II, L.L.C., Mail-Well Canada Holdings, Inc., Graphic Arts Center, Inc. and Wisco III, L.L.C., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein -- incorporated by reference from exhibit 10.37 of the Company's Form 10-K for the year ended December 31, 1996.

10.38 Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Supremex, Inc., as borrower, and Mail-Well I Corporation and Innova Envelope, Inc., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein - incorporated by reference from exhibit 10.38 of the Company's Form 10-K for the year ended December 31, 1996.

10.39 Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser -- incorporated by reference from exhibit 10.39 of the Company's Form 10-K for the year ended December 31, 1996.

10.40 Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 199 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee -- incorporated by reference from exhibit 10.40 of the Company's Form 10- K for the year ended December 31, 1996.

10.41 Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as Trustee on behalf of the Series 1996-1 Certificateholders -- incorporated by reference from exhibit 10.41 of the Company's Form 10-K for the year ended December 31, 1996.

10.42 Series 1996-1 Certificate Purchase Agreement dated as of November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables Corporation, as Purchaser, Norwest Bank Colorado, National Association, as Trustee, and Mail-Well I Corporation, as Servicer -- incorporated by reference from exhibit 10.42 of the Company's Form 10-K for the year ended December 31, 1996.

10.43 Intercreditor Agreement dated as of November 15, 1996 by and among Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, Banque Paribas, as Credit Lenders' Agent, Norwest Bank Colorado, National Association, as Trustee, Mail-Well Trade Receivables Corporation, as Servicer, originator and Mail-Well Credit Borrower, Supremex, Inc., as the Supremex Credit Borrower and the other parties hereto -- incorporated by reference from exhibit 10.43 of the Company's Form 10-K for the year ended December 31, 1996.

10.44 Series 1996-1 Asset Purchase Agreement among Corporate Receivables Corporation, the Liquidity Providers Parties hereto, Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, and Norwest Bank Colorado, National Association, as trustee, dated as of November 15, 1996 -- incorporated by reference from exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 1996.

10.45 Participation Agreement dated as of November 15, 1996 among Mail-Well I Corporation, as Lessee and Guarantor, Certain Subsidiaries of Mail-Well I Corporation, as Subsidiary Guarantors, Paribas Properties, Inc., as Lessor, Various Financial Institutions Identified herein, as Equity Lenders, Various Financial Institutions Identified herein, as Financing Lenders and Banque Paribas, as Agent for the Financing Lenders and Equity Lenders -- incorporated by reference from exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 1996.

10.46 Loan Agreement dated as of November 15, 1996 among Paribas Properties, Inc., as Lessor, Various Financial Institutions Identified herein, as Financing Lenders, Various Financial Institutions Identified herein, as Equity Lenders, and Banque Paribas, as Agent for the Lenders -- incorporated by reference from exhibit 10.46 of the Company's Form 10-K for the year ended December 31, 1996.

10.47 Master Equipment Lease and Security Agreement dated November 15, 1996 between Mail-Well I Corporation, as the Lessee or Debtor and Paribas Properties, Inc., as the Lessor or Secured Party -- incorporated by reference from exhibit 10.47 of the Company's Form 10-K for the year ended December 31, 1996.

10.48 Security Agreement (Second and Subordinated Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as Debtors, and Banque Paribas, as Agent for Secured Party date November 15, 1996 -- incorporated by reference from exhibit 10.48 of the Company's Form 10-K for the year ended December 31, 1996.

10.49 Appendix A to Participation Agreement, Master Lease, and Loan Agreement -- incorporated by reference from exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 1996.

10.50 Lease Facility Guaranty dated as of November 15, 1996 made by Mail-Well I Corporation, Mail-Well, Inc. and certain of their Subsidiaries, as Guarantors, in favor of Various Financial Institutions, as the Lenders, and Banque Paribas, as Agent for the Lenders -- incorporated by reference from exhibit 10.50 of the Company's Form 10-K for the year ended December 31, 1996.

10.51 Assignment of Lease and rent dated as of November 15, 1996 from Paribas Properties, Inc., as Assignor to Banque Paribas, as Agent for the Lenders, as Assignee -- incorporated by reference from exhibit 10.51 of the Company's Form 10-K for the year ended December 31, 1996.

10.52 Security Agreement (First and Prior Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as Debtors, and Banque Paribas, as Agent for Secured Party dated November 15, 1996 -- incorporated by reference from exhibit 10.52 of the Company's Form 10-K for the year ended December 31, 1996.

10.53 Bill of Sale and Assignment of Equipment made and entered into on this 15th day of November, 1996 by Mail-Well I Corporation to and for the benefit of Paribas Properties, Inc. -- incorporated by reference from exhibit 10.53 of the Company's Form 10-K for the year ended December 31, 1996.

10.54    1997 Non-Qualified Stock Option Plan -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997

10.55 1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997

10.56    Company's 1994 Stock Option Plan as Amended on May 7, 1997

10.57*   Company's Allied Acquisition Non-Qualified Stock Option Plan.

27*      Financial Data Schedule

__________
* Filed herewith.

         (b)   Reports on Form 8-K

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     MAIL-WELL, INC.
                                     (Registrant)


                                     By /s/ PAUL V. REILLY
                                        ------------------------
                                            Paul V. Reilly
                                            Senior Vice President,
                                            Chief Financial Officer


November 14, 1997