Form 10-K
period 1997-12-31
MAIL WELL INC
filed 1998-03-17
CIK 920321

-------------------------------------------------------------------------------

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
             [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997
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

Common Stock, $0.01 par value per share      The New York Stock Exchange
Convertible Subordinated Notes due 2002      The New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  [X]        No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1998 was $683,780,224.

As of March 11, 1998, the Registrant had 21,324,991 shares of Common Stock, $0.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting of Stockholders to be held on or about April 29, 1998.

-------------------------------------------------------------------------------

                              TABLE OF CONTENTS
                                    PART I

                                                                           Page

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
           The Company . . . . . . . . . . . . . . . . . . . . . . . . . .   1
           History . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
           Products and Services . . . . . . . . . . . . . . . . . . . . .   2
           Markets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
           Marketing and Distribution. . . . . . . . . . . . . . . . . . .   7
           Printing and Manufacturing. . . . . . . . . . . . . . . . . . .   8
           Materials and Supply Arrangements . . . . . . . . . . . . . . .   9
           Patents, Trademarks and Brand Names . . . . . . . . . . . . . .  10
           Competition . . . . . . . . . . . . . . . . . . . . . . . . . .  10
           Seasonality . . . . . . . . . . . . . . . . . . . . . . . . . .  11
           Backlog . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
           Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
           Environmental . . . . . . . . . . . . . . . . . . . . . . . . .  11
           New Segments. . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  14

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
           Dividend Policy . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  16
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . .  17
           Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
           Results of Operations . . . . . . . . . . . . . . . . . . . . .  18
           Liquidity and Capital Resources . . . . . . . . . . . . . . . .  24
           Recent Developments . . . . . . . . . . . . . . . . . . . . . .  25
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . .  27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .  54

                                   PART III

Item 10. Directors and Executive Officers of Registrant. . . . . . . . . .  55
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .  56
Item 12. Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . .  56
Item 13. Certain Relationships and Related Transactions. . . . . . . . . .  57

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

                                    PART I

ITEM 1.        BUSINESS

THE COMPANY

     Mail-Well, Inc. (the "Company") is a leading consolidator in the highly fragmented envelope and high-impact commercial printing industries. From December 1, 1994 through January 6, 1998, the Company completed twelve acquisitions in the envelope and commercial printing industries, ranging in size from $6.1 million to $97.4 million. As a result of its consolidation strategy, the Company has become the largest printer and manufacturer of envelopes in the United States and Canada and the leading high-impact color printer in the United States. As of January 1998, the Company and its subsidiaries operated approximately 70 envelope and commercial printing facilities throughout North America.

     Within the envelope printing industry the Company competes primarily in the consumer direct segment of the market in which envelopes are designed, printed and manufactured to customer specifications. The Company and its Canadian subsidiary, Supremex, Inc. ("Supremex") focus their business on customized conventional and specialty envelopes where envelopes generally include unique features, such as vivid color graphics or action devices. The Company's Quality Park Products division ("QPP") is a printer and manufacturer of a broad line of envelopes and filing supplies for the office products market. Pac National Group Products, Inc. ("PNG"), a part of the Company's Supremex operations, is a printer of custom designed envelopes and courier packaging.

     The Company's Graphic Arts Center, Inc. ("GAC") subsidiary is a leading high-impact color printer in the United States. "High-impact" refers to the effect or impact the printed piece has on the reader. GAC specializes in producing advertising literature, high-end catalogs, annual reports, calendars and four color computer books and is recognized as an innovative provider of quality printed products to leading companies throughout the United States. GAC operates six state-of-the-art commercial printing facilities, four on the west coast and one each in Indianapolis and Atlanta.

     See Note 10 to the Company's consolidated financial statements included elsewhere in this report for additional information concerning the Company's operating and geographic segments.

     The envelope and commercial printing industries are highly fragmented, with approximately 215 independent envelope companies in the United States and Canada and approximately 500 commercial printing companies in the United States competing in the high-impact color segment of the printing industry. The Company believes that there continues to be significant consolidation opportunities in the envelope and commercial printing industries.

HISTORY

     The Company commenced operations in February 1994 with the acquisition of the envelope businesses of Georgia-Pacific ("GP") and Pavey Envelope and Tag Corp. ("Pavey"). In December 1994, the Company acquired the envelope business of American Envelope Company ("American"). In July and August 1995, respectively, the Company acquired Supremex, the largest Canadian printer and manufacturer of envelopes, and GAC, one of the leading high impact color printers in the United States. During 1996, the Company acquired QPP, an envelope manufacturer; PNG, a Canadian envelope printer and Shepard Poorman Communications Corporation ("SPCC"), a high-impact color printer.

     On June 27, 1997, the Company acquired all of the outstanding shares of common stock of Griffin Envelope, Inc. ("Griffin"), a manufacturer and distributor of envelopes located in Seattle, Washington. On July 11, 1997, the Company acquired all of the outstanding shares of common stock of The Allied Printers ("Allied"), a high-impact color printer located in Seattle, Washington. On July 14, 1997, the Company acquired all of the outstanding shares of common stock of Murray Envelope Corporation ("Murray"), located in Hattiesburg, Mississippi. Murray manufactures envelopes primarily for sales through distributors in the southeastern and south central U.S. markets. Additionally, the Barkley division of Murray manufactures and distributes filing products for the national market. On September 10, 1997, the Company acquired substantially all the assets of National Color Graphics, Inc. ("Color Graphics"), a high-impact sheet-fed color printer located in Atlanta, Georgia. On October 1, 1997, the Company acquired substantially all the assets of Intertec Mailing Services ("Intertec"), a division of Intertec Publishing Corporation. Intertec, located in Nashville, Tennessee, is a direct mail service company. This division has been renamed "Mail-Well Services." On December 2, 1997, the Company acquired all the assets of the Cambridge, Maryland commercial printing plant of Western Graphics Communications ("Cambridge"), a subsidiary of Golden Books Publishing, Inc.

     See Note 2 to the Company's consolidated financial statements included elsewhere in this report for additional information concerning the Company's acquisitions.

PRODUCTS AND SERVICES

     ENVELOPE PRINTING

     The approximately $3 billion United States and Canadian envelope market is divided into two primary market segments: (i) customized conventional and specialty envelopes and packaging products sold directly to end users or to independent distributors who sell to end users ("Consumer Direct") and (ii) commodity-oriented products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores ("Wholesale"). The Company competes in the Consumer Direct segment by offering printed customized conventional envelopes primarily to direct mail marketing customers and other end-users, such as financial services customers. The Company has focused a significant part of its marketing resources on the direct mail market and has developed value added features including vivid graphics, multi-colored envelopes, various closures, and interactive devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices. The Company also competes in the Wholesale segment, particularly in the office products market. Through its QPP division, the Company manufactures and prints a broad line of custom envelopes, which are featured in national catalogs for the office products market or offered through office products retailers, including contract stationers. For the fiscal year ended December 31, 1997, customized conventional envelopes accounted for approximately 61.0% and plain stock envelopes accounted for approximately 19.4% of the envelope segment's net sales, respectively.

     Management believes that the Company's success is largely attributable to an emphasis on customer responsiveness and service. The Company's envelope sales force works closely with customers from product design to delivery. Most of the Company's products are made to customer specifications. In addition to high-quality customized products, the Company offers customers related services, such as flexible "just-in-time" delivery programs, warehousing, inventory management systems and electronic communications systems. The Company has a large number of customers across diverse markets, including the direct mail, commercial, financial services and insurance, forms, government, distributors and resellers, photofinishing, packaging, medical, office products and financial and legal markets. Many of the Company's customers have been supplied by the Company or its predecessors for over ten years.

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

     SPECIALTY ENVELOPES AND PACKAGING PRODUCTS. Specialty envelopes and packaging products include direct mail advertising envelopes and inserts as well as envelopes and other items used for purposes other than mailing, such as heavy stock medical folders, packaging for CD ROM disks and computer cards, customized tags (ranging from inventory tracking tags with attached multi-form carbons to retail tags for consumer products), courier packaging envelopes, including those made of Tyvek-Registered Trademark-, currency and credit card holders, airline and car rental ticket jackets, photofinishing packaging, expandable folders and innovative inter-office envelopes.

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

     COMMODITY ORIENTED PRODUCTS. Commodity oriented products include those products sold to wholesalers, paper merchants, printers, brokers, office product establishments and contract stationers. The Company provides both private label and QPP brand products to customers.

     Plain stock envelopes range from common products such as #10, #9, 9x12 and 10x13 envelopes to less common items such as jewelry repair envelopes and envelopes using special paper and colors. The Company, through its Supremex subsidiary and QPP division, manufactures and stocks for distribution approximately 200 lines of plain stock envelopes.

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

     PREPRESS OPERATIONS. Prior to manufacturing envelopes to fill a specific order, the Company finalizes the design graphics for the order.
This design phase typically requires a manufacturer to set type, incorporate customer-submitted graphics, photograph the artwork, develop the negative and prepare a plate that will serve to imprint the envelope. The electronic pre-press operation is a fully-automated electronic process which allows the customer to submit its design on a diskette or via modem. The Company can then edit the design on a computer to create the negative from which the printing plate is made. Alternatively, hard copy can be provided by the customer and computer-scanned and edited by the Company to create the negative. This capability is particularly well-suited to the customized and specialty envelope sectors in which the Company has focused its efforts. Management believes that the Company is a leader in the industry in moving toward fully-automated electronic prepress operations. The electronic prepress system greatly reduces the time and the number of people involved in the production of plates.

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

     HIGH IMPACT COLOR PRINTING

     High-impact color printing is designed to elicit the maximum response from the reader, and generally requires 40" high-speed sheet fed or web presses capable of printing in six or more colors. The Company uses its high-speed web presses for longer runs, generally over 100,000 units. Management estimates that there are approximately 500 domestic companies competing in the high-impact color printing segment of the commercial printing industry, with annual sales of approximately $3.5 billion in that segment. The Company, through its GAC subsidiary, provides premium high impact color printing services to customers in five main product segments: advertising literature, four-color computer instruction books, catalogs, annual reports and calendars and posters. For the fiscal year ended December 31, 1997, advertising literature accounted for approximately 36.1%, computer books and manuals accounted for approximately 16.0%, catalogs accounted for approximately 15.3%, annual reports accounted for approximately 9.5%, and calendars and posters accounted for approximately 6.5% of GAC's net sales, respectively.

     The quality and customer service GAC provides are well-suited for buyers whose marketing and promotional efforts require superior printed materials to reflect the quality and features of their products, services and corporate images. GAC serves a broad base of customers from across the United States, including major manufacturers, retailers, service organizations and advertising agencies.

     GAC provides its customers with comprehensive prepress, printing and fulfillment services through its six technologically advanced production facilities. GAC emphasizes customer service through intensive interaction with customers, including frequent sales calls and constant monitoring of customer satisfaction during the prepress and printing process. Management believes that GAC distinguishes itself from its competitors by the expertise and customer responsiveness associated with GAC's production operations.

     Management believes that the ongoing consolidation of the commercial printing industry is being driven in part by the rapid pace of technology change. Recent advances in computer-based prepress equipment, for example, now enable commercial printers to output plate-ready film directly from electronic files, allowing for faster and more precise manipulation of images and text prior to printing. Similarly, recent advances in photoimaging technology have greatly increased the quality of the final image produced in the printing process. These advances have increased the capital requirements for maintaining technologically advanced equipment. Management believes that many smaller local and regional commercial printers will find it increasingly difficult to obtain adequate financial resources to remain competitive in the segments of the commercial printing market in which the Company operates.

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

     CATALOGS. GAC prints both general catalogs and high-end catalogs for a broad base of customers, including many major retailers. The high-end catalog segment requires superior quality printing capability as well as intensive customer service. Within this segment, GAC has printed catalogs for such customers as Nordstrom, Patagonia and Dooney & Bourke, Inc.

     ANNUAL REPORTS AND RELATED PRODUCTS. GAC prints annual reports and related products for a number of large and small public companies. These products often integrate color reproductions and graphs with text and financial statements into a high-quality product which requires extensive prepress and printing services. GAC prints annual reports and related products for many leading companies and has printed annual reports for American Express, Boeing, The Equitable Companies, Emerson Electric Co., SBC Communications and Texaco.

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

MARKETS

     ENVELOPE PRINTING

     The Company seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of printed envelope products and services. In 1997, the Company sold products to more than 40,000 customers. Products are specifically designed and printed to serve various markets and industry segments.

     DIRECT MAIL MARKET. This market comprises first and third class advertising mail delivered directly to consumers through the postal system. Due primarily to increased costs, the current trend in direct mail marketing is toward smaller, more focused mailings that depend on the refinement of mailing lists and extensive use of sophisticated database management tools to target specific markets ("database marketing"). Management believes that this trend represents a favorable development for the Company. While database marketing means smaller mailings, it also means more direct mailings overall, using envelopes with the Company's value-added features. In addition, smaller companies are able to use database marketing and direct mail to market their products in a more cost-efficient manner. Envelopes that support database marketing campaigns typically make extensive use of color, precision graphics and personalized messages which are included in the graphics on the envelope.

     COMMERCIAL MARKET. The commercial market consists of manufacturers, professional organizations, utilities, educational institutions and others. Changes in the volume of envelope usage in this market typically track changes in the Gross Domestic Product. Most products sold by the Company to this market are customized conventional envelopes which are used for such purposes as general correspondence, invoicing and remittance. Customized conventional envelopes have features such as corner card imprints, inside tints and graphics.

     FINANCIAL SERVICES AND INSURANCE MARKETS.   The financial services
market includes financial institutions, such as banks, savings and loans, credit unions, mutual funds and others. The insurance market includes companies primarily in the life, health, property and casualty insurance businesses. The Company sells both customized conventional envelopes, specialty envelopes and packaging products to these markets. The Company's products supplied to the financial services market include statement envelopes, drive-through window envelopes, teller helper envelopes, general correspondence envelopes and envelopes used for business transactions, such as personal loans, mortgage loans and inter-office envelopes. Products supplied to the insurance market include envelopes used for premium notices, returns, checks, dividends, statements and general correspondence. The financial services and insurance industries have experienced consolidation over the past several years, and the Company has initiated a national sales account effort to service the larger, centralized purchasing and supply requirements resulting from consolidations in these markets.

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

     DISTRIBUTORS AND RESELLERS MARKET. The Company has a substantial market share in the distributors and resellers market in Canada and in the U.S. through its Murray and QPP divisions. The Company sells both Consumer Direct and Wholesale products to paper merchants, envelope jobbers and business forms manufacturers and distributors. Paper merchants generally sell to printers that, in turn, print the envelopes with letterhead and sell them to consumers. Envelope jobbers are printers who specialize in printing envelopes but no other products. The business forms manufacturers and distributors sell special size envelopes to match their own custom designed forms. To a lesser extent, the Company also sells to stationers, large retailers and greeting card companies who sell the envelopes or distribute them to retailers.

     PHOTOFINISHING PACKAGING, TAGS AND CD ROM PACKAGING. Film processing outlets comprise the photofinishing packaging market. Primary processing outlets include mass merchandisers who have film developed at wholesale labs, mini-labs operating as stand-alone operations and counter services as part of camera shops, as well as drug stores that feature on-site processing of customer film. The Company is also a supplier of photofinishing packaging products, which require extensive application of color graphics.

     The Company is a small manufacturer of tags for a wide range of applications. In the manufacturing sector, tags are used for production tracking, shipping, labeling, raw materials identification, inspection records and safety/hazard warnings. Retail outlets use tags for product description, content identification, care and use instructions, inventory control and promotions. The Company also prints and produces bar-coded tags for inventory tracking in warehouses and stores.

     The Company is developing and selling packaging for CD ROM disks, which management believes is an emerging market within the envelope industry.

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

     FINANCIAL AND LEGAL MARKETS. The legal and financial market consists of legal, accounting and professional offices. The Company sells expanding envelopes, pockets, pressboard folders, envelopes and other filing supplies to these markets. These products are sold primarily through the Company's Kruysman division which sells its products under its brand name Redweld-Registered Trademark- directly to many major accounting firms and law firms.

     OFFICE PRODUCTS MARKET. The office products market includes national wholesale stationers, large national office products dealers and contract stationers. These products are not generally sold to end users, but are sold in the resale market. Many of QPP's office products are featured in national catalogs published for the office products industry.

     COURIER PACKAGING MARKET. The courier packaging market consists of large international air couriers, as well as regional couriers and delivery companies. The Company services a large part of the courier packaging market, primarily through Supremex's PNG division, as well as the Company's U.S. Envelope division. These products include overnight letter envelopes, multi-walled polyethylene pouches, security envelopes, diagnostic pouches and a broad range of stock and custom corrugated shipping containers.

     HIGH IMPACT COLOR PRINTING

     GAC currently focuses on providing high-impact color printing services to customers in five primary market areas: advertising literature, high-end catalogs, annual reports, calendars and four color computer instruction books. GAC's customers include Fortune 500 Companies, graphic designers and advertising agencies. Calendars are custom printed for publishers who market them through their own distribution channels. Computer textbooks are primarily printed for publishers who sell to customers through the retail market.

     Management believes that the levels of quality and customer service that GAC provides is well-suited for buyers in these market segments whose marketing efforts require superior printed materials to complement the quality and features of their products, services and corporate images. GAC serves a broad base of customers, including major manufacturers, retailers, service organizations and advertising agencies. GAC draws its customers from across the United States and prints advertising literature for a number of foreign companies selling goods in the United States. Due to the project-oriented nature of the commercial printing industry, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

     The Company markets the majority of its printed envelope products through its sales representatives, who generally work with customers from the initial product design stage through product delivery to ensure that finished products meet both customers' applications and marketing needs. The Company's salespeople represent the primary points of contact for customers in the Consumer Direct market segment. Accordingly, the Company attempts to retain an experienced, well-qualified sales force by providing appropriate training and competitive compensation. Compensation is typically either salary plus commission or straight commission depending on several factors including customer size and type, plant location and order size. Management believes that the Company's sales force provides an important competitive advantage and the Company has been successful in developing loyalty within this important employee group. Many of the Company's salespeople have been employed by the Company for ten years or longer. The Company's sales force is organized by manufacturing facility with salespeople reporting to division managers supplemented by a national accounts group. The Company plans to leverage its sales force by increasing the utilization of plant capabilities as well as the cross-selling of product lines to enhance the performance of each of the Company's regions. Increased coordination among regions will help the Company to compete for national account business, enhance the internal dissemination of successful new product ideas, efficiently allocate its production equipment, share technical expertise and increase Company-wide selling of specialty products manufactured at selected facilities.

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

     In most United States markets, the Company utilizes its own trucks to make local deliveries. Generally, for shipments over 50 miles, the Company uses common carriers to transport products to customers' locations. These shipments are usually made on a less-than-truckload basis. United Parcel Service is used primarily for low volume shipments (orders of less than 10,000 units). In most Canadian markets, Supremex employs a delivery service to serve customers which has increased Supremex's on-time delivery rate.

     HIGH IMPACT COLOR PRINTING

     GAC markets primarily on a regional basis in the commercial printing industry, through sales representatives working out of sales offices across the United States. Management believes that GAC maintains one of the largest sales staffs in the high impact commercial printing industry. GAC's sales staff represents the primary point of contact for many customers and reinforces its policy of providing the highest level of customer service possible. With offices located in many major metropolitan areas, GAC is able to offer greater personalized customer attention, with frequent meetings and calls to existing and potential customers.

PRINTING AND MANUFACTURING

     ENVELOPE PRINTING

     There are essentially two types of folding machines used in the envelope converting process: (i) high-speed web machines, capable of folding and printing directly from paper rolls large volume orders with multiple colors and numerous features and (ii) die cut machines, which require a preliminary step to provide die cut envelope blanks from paper rolls, and are used primarily for smaller orders typically including customized value added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

     The Company purchases most of its paper in rolls. In the die cut process, typically used for small to medium-sized orders of 500,000 units or less, paper is cut into varying sizes by a sheeter. Stacks of sheets are then cut into envelope blanks using either manually-placed dies or by computer-controlled die-cutting machines. In almost all cases, envelopes are imprinted on one or both sides, either in-line on the folding machine or off-line preceding or subsequent to the folding process. Large volume envelope orders (generally over 500,000 units) can bypass the separate sheeting and cutting operations to be manufactured directly from the paper roll using the web machine process. The paper is fed as one continuous roll through the equipment where it is printed, cut, folded and glued, emerging as finished envelopes ready for packing and shipping.

     In order to expand its envelope business efficiently, the Company will require additional high-speed folding machines. The addition of high-speed machine capacity will allow the Company to attract more high-volume work and free slower-speed die cut machines and related equipment for utilization on higher-margin, typically smaller volume, specialty work. Management estimates that, based on current utilization of its existing equipment and expected demand, the Company will need approximately fifty additional high-speed folding machines over the next three to five years, representing an aggregate projected capital expenditure of approximately $50 million. For fiscal year 1998, the Company has budgeted approximately $18 million in capital expenditures for additional high-speed folding capacity.

     Envelope manufacturing equipment typically has a relatively long useful life. The Company's manufacturing personnel are skilled at maintaining and rebuilding equipment, and can convert existing equipment to that needed for specialized products, such as those sold to the medical, photofinishing packaging and diskette markets.

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

     Management believes the Company can enhance its competitive position in the envelope industry by using improved management systems. The Company is in the process of implementing management systems designed to improve order flow, improve turnaround capabilities and provide more information with respect to equipment utilization, asset management, customer requirements and product line profitability.

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

     PREPRESS SERVICES. GAC's prepress services include all the processes necessary to prepare the media (art, photographs, typed copy), photographically duplicate and/or digitally produce images, separate color images into process colors, assemble films and burn film images onto plates. GAC uses electronic technology to compose the elements of the individual pages of the project and to create screen tints, produce color blends and retouch photos. These images can then be reviewed for exact color and content. The digital information is then processed to a film plotter for film output. GAC's film plotters are capable of plotting 3600 dots per inch resolution, giving a clean detail of the imagery. GAC has also developed GAC Color Plus-TM-, an advanced screening process which allows larger quantities of ink to be used in the printing process, thereby producing a higher quality image than is available using conventional techniques. GAC has capitalized on the market opportunities in this area by building a state of the art electronic prepress department.

     PRINTING SERVICES. GAC currently operates heatset web presses, including half-webs, full-webs and double-web presses, as well as sheet-fed presses at its six production facilities. GAC primarily uses sheet-fed presses for short to medium run jobs. The sheet-fed presses are capable of printing up to eight colors, running at standard press speeds of 6,000 to 10,000 sheets per hour. The web presses are higher-production presses which start with a roll of paper at one end, print on both sides and produce a product which may be folded, glued and perforated on the press. The Company's web presses are capable of simultaneously printing up to 16 colors at one time.

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

MATERIALS AND SUPPLY ARRANGEMENTS

     ENVELOPE PRINTING

     The primary material needed for the manufacture of envelopes is paper, which in 1997 accounted for a substantial majority of the cost of envelope materials and a substantial percentage of net sales related to envelopes. Other materials include cartons/boxes, window film, adhesives and ink.
Except for a very small amount of coated paper, envelopes are made primarily from the following major grades of uncoated free-sheet papers: white-wove, unbleached kraft and semi-bleached and bleached kraft. Most of the Company's products are made from white-wove grades. The Company's primary suppliers of white-wove or kraft paper include Champion Paper, Boise Cascade, International Paper and Union Camp. Management believes that the Company's large volume paper purchases should continue to ensure the receipt of adequate supplies in the future.

     HIGH IMPACT COLOR PRINTING

     The primary materials used by GAC in the commercial printing industry are paper (chiefly high quality heavy-stock paper), ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs. GAC purchases these materials from a number of suppliers and has not experienced any significant difficulties in obtaining the raw materials necessary for operations. In 1996, GAC implemented an inventory management system in which a limited number of paper suppliers supply all its paper needs. These suppliers are responsible for delivering paper on a "just-in-time" basis directly to GAC's facilities. Management believes that this system has allowed GAC to enhance the flexibility and speed with which it can serve customers, improve pricing on paper purchases, eliminate a significant amount of paper inventory and reduce costs by reducing warehousing capacity.

PATENTS, TRADEMARKS AND BRAND NAMES

     The Company markets products under a number of trademarks and brand names. The Company also holds or has rights to use various patents relating to its envelope business, which expire at various times through 2012. The Company's sales do not materially depend upon any single or related group of patents.

COMPETITION

     ENVELOPE PRINTING

     The envelope printing and manufacturing industry is fragmented and highly competitive with a few multi-plant and many single-plant companies that primarily service regional and local markets. Manufacturing requirements and technologies do not present significant barriers to entry into the business. The printing and manufacturing processes for most products are readily available and capital outlays are relatively low, although high-speed envelope manufacturing equipment requires significant capital outlays.

     In marketing its products, the Company competes with a few multi-plant and many single-plant companies servicing regional and local markets. The Company also faces competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the internet, interactive video disks, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, management believes that the Company will experience continued demand for envelope products due to (i) the ability of the Company's customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (ii) the ability of the Company's direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the United States Postal Service and the Canadian Post Corporation and (iii) the ability of the Company's direct mail customers to include return materials in their mail-outs.

     Principal bases of competition are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. For example, direct mail customers may consider service and quality to be relatively more important than price. In contrast, an envelope plant's proximity is very important to certain customers due to freight charges and turnaround time.

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

BACKLOG

     Management believes that backlogs have become less significant to the Company over the past two years, due to the quicker turn around times on orders demanded by customers. The Company's envelope production backlog was $61.7 million as of December 31, 1997, compared to $58.7 million at December 31, 1996. Backlog consists only of purchase orders and short-term contracts that are typically filled within three weeks to six months. Orders may generally be rescheduled or canceled by the payment of cancellation charges and costs incurred until the time of cancellation. Therefore, the Company's backlog does not necessarily reflect future sales levels.

     The Company's backlog in its commercial printing segment was $14.1 million as of December 31, 1997, compared to $11.3 million at December 31, 1996. Backlog consists of purchase orders and contracts that are typically filled within four to six weeks. Backlog does not necessarily reflect future sales levels.

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 7,523 people, including 1,471 classified as salaried, 5,619 as hourly and 433 as salespeople. Approximately 1,953 people employed at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and are negotiated separately. Accordingly, management believes that no single collective bargaining agreement is material to the operations of the Company as a whole.

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

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended (also known as the "Superfund" legislation), imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the costs of investigation and remediation of sites at which there have been releases or threatened releases of hazardous substances. These persons, known as potentially responsible parties ("PRPs"), include the owners and operators of property and persons that generated, disposed of or arranged for the disposal of hazardous substances found at a site. Many states have similar programs. Although certain of the Company's predecessors have been designated as PRPs under CERCLA with respect to off-site disposal of hazardous waste, management believes that the Company has minimal exposure as a result of such designation, particularly because of the indemnifications described below. The Company has not been named as a PRP at any Superfund sites as a result of its ongoing operations. Due to waste management and minimization programs implemented by the Company and the Company's current use of permitted hazardous waste disposal facilities, management does not believe that the Company's current operations will give rise to future material liability under CERCLA.

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

     Environmental claims relating to the properties acquired in the Company's various other acquisitions are not subject to separate indemnification provisions, but are subsumed under the general indemnification provisions of the applicable purchase agreements.
Management is not aware of any existing environmental claims in connection with these acquired properties, and believes that the indemnities provided will be adequate should any future claims arise.

NEW SEGMENTS

     CUSTOM BUSINESS COMMUNICATIONS DOCUMENTS

     On January 6, 1998, the Company acquired all of the outstanding shares of Poser Business Forms, Inc. ("Poser"), the second largest printer of custom business communications documents for the distributor market in the United States. The custom business communications documents industry is highly fragmented, and management believes there are significant consolidation opportunities in this industry.

     Poser prints a diverse line of custom products addressing the business communications needs of small and medium sized end-users, typically businesses with less than 500 employees and average annual purchases of communications documents of between $5,000 and $100,000. These products include traditional products such as custom continuous forms, snap-a-parts, mailers, binders and index tabs, as well as specialty products such as cut sheets, labels and high-color web printing. Many of Poser's specialty products are targeted for non-impact laser applications designed to meet the desktop needs of the end-user, as well as the growing use of minicomputers and local area networks.

     Poser sells its products through 83 sales service representatives to over 7,000 independent distributor customers located throughout the United States. No particular customer accounts for more than 2% of Poser's sales. Poser competes with several other distributor manufacturers with nationwide manufacturing capabilities, as well as numerous regional/local manufacturers. To a limited extent, Poser also competes with direct selling manufacturers of business communications documents, many of which are considerably larger than Poser and the Company.

     Paper is the primary material used in Poser's products, and is subject to cyclical pricing. Poser is not dependent upon any one supplier for its paper needs, and management believes that the Company's overall purchasing power among paper vendors will enhance Poser's profitability.

     Poser employs approximately 830 people at 14 printing facilities located mostly in the southern and western United States, 5 of which are owned, and its corporate headquarters in Fairhope, Alabama.

     Labels

     On March 10, 1998, the Company acquired substantially all of the assets of the North American paper label division of Lawson Mardon Packaging ("Lawson Mardon"), a leading supplier of glue-applied labels to the North American food and beverage markets. The Company will operate the division under the name "Mail-Well Labels." The North American glue-applied label industry is fragmented, and management believes there are significant consolidation opportunities in this industry.

     Mail-Well Labels produces glue-applied labels primarily for the food and beverage markets. Glue-applied labels are typically printed for application to various container formats by customers or third party packing operations. These products are generally divided into two categories: conventional labels and premium labels.

Conventional labels are typically offset printed in up to 7 colors on coated one sided paper with standard press varnishes and either square cut or die cut into other simple shapes. Premium labels are typically characterized by superior print fidelity, often in 8 or more colors, unique or specialty substrates, high gloss or matte coatings, and specialized finishes such as embossing, foil stamping and tailored die-cut shapes. Premium labels are generally higher priced than conventional labels.

     The food and beverage industries have undergone extensive consolidation, and are dominated by a relatively few large manufacturers with widespread North American presence. Management estimates that the market for glue-applied labels for food products in North America is in excess of $1 billion annually, and for the beverage product segment in which the division competes in excess of $500 million annually. Mail-Well Labels markets its products through a sales force that is specialized according to product lines and geographic coverage, and is supported by a team of customer service representatives located at each plant. No customer accounts for more than 6% of the division's sales.

     The main raw materials used to produce labels are paper and ink, which are supplied by a variety of vendors. Management does not believe that the division is dependent upon any one vendor for its raw materials.

     The division owns and operates four printing facilities, two each in the United States and Canada, and maintains a small corporate office in Toronto. The division employs approximately 600 people, approximately 240 of whom are unionized hourly employees working out of one United States and one Canadian plant.

ITEM 2.        PROPERTIES

     As of December 31, 1997, the Company occupied 58 envelope and commercial printing facilities in the United States and Canada, of which 24 were owned and 34 were leased. In addition to on-site storage at each of the foregoing facilities, the Company also stores products in 13 warehouses, of which 11 are owned. The Company also leases 12,000 square feet of office space in Englewood, Colorado for its corporate headquarters and an additional 5,000 square feet of office space in Chicago, Illinois for information systems support persons. The Company's Supremex, GAC, PNG and QPP headquarters are each maintained in one of the Company's printing and manufacturing facilities. Management believes that the Company has adequate facilities for the conduct of current and future operations.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "MWL." Prior to December 19, 1996 the Company's Common Stock was included in the Nasdaq Stock Market's National Market System under the symbol "MLWL." The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Company's Common Stock as reported by the New York Stock Exchange or the Nasdaq National Market, respectively.

     1995                                            HIGH           LOW
     ----                                           ------        ------
Fourth Quarter                                      $ 9.05        $ 7.12

     1996
     ----
First Quarter                                       $ 8.50        $ 5.44
Second Quarter                                        6.53          5.19
Third Quarter                                         6.95          5.53
Fourth Quarter                                       11.17          7.00

     1997
     ----
First Quarter                                       $14.50        $10.50
Second Quarter                                       29.00         13.17
Third Quarter                                        34.50         25.38
Fourth Quarter                                       41.00         27.38

     1998
     ----
First Quarter (through March 10, 1998)              $41.50        $35.25

     In June 1997, the Common Stock was split 3-for-2 and all prices reflect such split. As of March 10, 1998, there were approximately 325 stockholders of record and, based upon security position listings, the Company believes that it has in excess of 1,500 beneficial owners.

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

ITEM 6.        SELECTED FINANCIAL DATA


     The summary of historical financial data presented below is derived from the historical audited financial statements of the Company and its predecessors, GP Envelope & Pavey, and in the opinion of management reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of such information. The operations of the acquisitions have been included in the historical income statement data of the Company from their respective dates of acquisition. The data presented below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical financial statements and the related notes thereto included elsewhere herein.

(in millions, except per share amounts)

                                                                                     Predecessor Companies
                                                                                    ------------------------
                                                                       Period from  Period from
                                                                          Feb. 24,    Jan. 1,
                                                                            1994        1994         Year
                                                                          through     through       Ended
                                           Year Ended December 31,        Dec. 31,    Feb. 23,     Dec. 31,
                                       1997         1996         1995       1994        1994         1993
                                       ----         ----         ----       ----        ----         ----
Net sales                             $897.6       $778.5       $596.8     $225.7      $ 36.6       $252.0
Income (loss) before
   extraordinary item                   28.3         16.9         10.4        2.7        (1.3)         3.8
Net income (loss)                       22.2         16.9          8.0        2.7        (1.3)         3.8
Earnings per basic share: (b)
Income per share before
   extraordinary item                 $ 1.58       $ 0.97       $ 0.94     $ 0.31          (a)         (a)
Extraordinary item                     (0.34)         -          (0.22)       -
                                      ------       ------       ------     ------
Net income per basic share            $ 1.24       $ 0.97       $ 0.72     $ 0.31          (a)         (a)
                                      ------       ------       ------     ------
                                      ------       ------       ------     ------
Earnings per diluted share: (b)
Income per share before
   extraordinary item                 $ 1.50       $ 0.95       $ 0.91     $ 0.31          (a)         (a)
Extraordinary item                     (0.32)         -          (0.21)       -
                                      ------       ------       ------     ------
Net income per diluted share          $ 1.18       $ 0.95       $ 0.70     $ 0.31          (a)         (a)
                                      ------       ------       ------     ------
                                      ------       ------       ------     ------

Total assets                           586.2        470.9        500.4      307.7          N/A       136.9
Total long term obligations            300.0        209.9        295.9      229.4          N/A         0.0

(a) Earnings per share is not presented for these periods as operations were those of predecessor companies.

(b) Earnings per share data has been retroactively restated to reflect 3:2 stock split in June 1997.

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

OVERVIEW, HISTORICAL FINANCIAL DATA
  BY SEGMENT (IN THOUSANDS)                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                 1997           1996           1995
                                               --------       --------       --------
Net sales
     U.S. Envelope                             $594,238       $551,225       $510,660
     Canadian Envelope                          115,293         86,928         38,759
     High Impact Color Printing                 188,029        140,371         47,384
                                               --------       --------       --------
Total net sales                                 897,560        778,524        596,803
                                               --------       --------       --------
Cost of sales
     U.S. Envelope                              463,495        434,258        403,183
     Canadian Envelope                           79,724         61,020         28,018
     High Impact Color Printing                 153,124        116,117         39,603
     Corporate                                    2,253            196              0
                                               --------       --------       --------
Total cost of sales                             698,596        611,591        470,804
                                               --------       --------       --------
Gross profit                                    198,964        166,933        125,999
                                               --------       --------       --------
Operating expenses
     U.S. Envelope                               68,414         62,311         56,482
     Canadian Envelope                           15,686         12,124          4,944
     High Impact Color Printing                  24,797         18,183          6,788
     Corporate                                   14,936         13,453         10,191
                                               --------       --------       --------
Total operating expenses                        123,833        106,071         78,405
                                               --------       --------       --------
Operating income
     U.S. Envelope                               62,329         54,656         50,995
     Canadian Envelope                           19,883         13,784          5,797
     High Impact Color Printing                  10,108          6,071            993
     Corporate                                  (17,189)       (13,649)       (10,191)
                                               --------       --------       --------
Total operating income                           75,131         60,862         47,594
Interest expense                                 18,850         26,936         27,043
Interest expense - amortization of deferred
financing costs                                   2,844          3,556          2,291
Discount on sale of accounts receivable           4,916            726              0
Other (income) expense                           (1,436)           454            668
Income tax expense                               21,681         12,263          7,219
                                               --------       --------       --------
Income before extraordinary item                 28,276         16,927         10,373
Extraordinary item, net of tax benefit            6,100              0          2,412
                                               --------       --------       --------
Net income                                     $ 22,176       $ 16,927       $  7,961
                                               --------       --------       --------
                                               --------       --------       --------

OPERATING RESULTS -- Income before extraordinary item for the year ended December 31, 1997, increased by $11.4 million ($0.55 per diluted share), or 67%, compared with the prior year. For the year ended December 31, 1996, income before extraordinary item increased by $6.6 million ($0.04 per diluted share), or 63%, compared with the prior year. Net sales for the year ended December 31, 1997, rose $119.0 million, or 15%, from the prior year, and for the year ended December 31, 1996, increased by $181.7 million, or 30%, over the prior year. During 1997 the Company focused its efforts on integrating the operations of recently acquired businesses including changes made to cost structures, pricing and strategic markets. In addition, the High Impact Color Printing segment continued to address market pressures by repositioning its marketing efforts toward higher margin products and adding sales staff.

ACQUISITIONS

The presentation below summarizes the Company's acquisitions. See Note 2 to the Consolidated Financial Statements included elsewhere in this document for more information.



                                                                                          ESTIMATED
(IN MILLIONS)                                                                 MONTH        ANNUAL
                                                      LOCATION               ACQUIRED       SALES
 1995 ACQUISITIONS
 Supremex, Inc. ("Supremex")                        Canada                     July         $ 93
 Graphic Arts Center, Inc. ("GAC")                  Portland, Oregon           August        150
 1996 ACQUISITIONS
 Quality Park Products, Inc. ("Quality")            St. Paul, Minnesota        April          80
 Pac National Group Products, Inc. ("PNG")          Canada                     November       30
 Shepard Poorman Communications Corporation ("SP")                             December       50
 1997 ACQUISITIONS
 Griffin Envelope, Inc. ("Griffin")                 Seattle, Washington        June           12
 The Allied Printers ("Allied")                     Seattle, Washington        July           17
 Murray Envelope Corporation ("Murray")             Hattiesburg, Mississippi   July           48
 National Color Graphics, Inc. ("Color Graphics")   Atlanta, Georgia           September      23
 Intertec Mailing Services ("Intertec")             Nashville, Tennessee       October         7
 Cambridge, Maryland plant of Western Graphics
 Communications ("Cambridge")                       Cambridge, Maryland        December       33


All of the acquisitions have been accounted for as purchases. Accordingly, the historical results of operations of the Company include results of operations of each of the acquisitions from their date of purchase. The table below presents the historical sales and cost of sales of the Company adjusted to show the effects of the acquisitions as if the acquisitions had occurred on the January 1 of the year prior to their actual purchase date.



                                              YEAR ENDED DECEMBER 31,
                                         1997         1996           1995
                                         ----         ----           ----
Net sales, as reported             $  897,560     $  778,524     $  596,803
   Supremex                                                          48,408
   GAC                                                              102,383
   Quality                                            23,266         98,567
   Other 1996 acquisitions                            96,490         97,895
   1997 acquisitions                   87,905        129,340
                                   ----------     ----------     ----------
Net sales, pro forma                  985,465      1,027,620        944,056

Cost of sales, as reported            698,596        611,591        470,804
   Supremex                                                          34,546
   GAC                                                               81,846
   Quality                                            19,654         89,724
   Other 1996 acquisitions                            77,996         76,972
   1997 acquisitions                   72,377        107,469
                                   ----------     ----------     ----------

Cost of sales, pro forma              770,973        816,710        753,892

Gross profit, as reported %        $  198,964     $  166,933     $  125,999
                                   ----------     ----------     ----------
                                   ----------     ----------     ----------
                                         22.2%          21.4%          21.1%
Gross profit, pro forma %           $  214,492     $  210,910     $  190,164
                                   ----------     ----------     ----------
                                   ----------     ----------     ----------
                                       21.8%          20.5%          20.1%


RESULTS OF OPERATIONS

  U.S. ENVELOPE

  The following table presents historical financial data for the U.S. Envelope operations of the Company, including acquisitions (Quality, Griffin, Murray, Intertec, Cambridge) from their purchase dates.

                                              Year Ended December 31,
                                              -----------------------
                                 1997                   1996                   1995
                                 ----                   ----                   ----
(dollars in thousands)       $          %             $       %            $         %
                        ----------    -----     ----------   -----     ----------   -----
Net sales                $ 594,238    100.0      $ 551,225   100.0      $ 510,660   100.0
Cost of sales              463,495     78.0        434,258    78.8        403,183    79.0
Operating expenses          68,414     11.5         62,311    11.3         56,482    11.1
                         ---------    -----      ---------   -----      ---------   -----
Operating income         $  62,329     10.5      $  54,656     9.9      $  50,995     9.9
                         ---------    -----      ---------   -----      ---------   -----
                         ---------    -----      ---------   -----      ---------   -----


YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

  NET SALES -- Net sales increased by $43.0 million (7.8%) for the year ended December 31, 1997 compared to the year ended December 31, 1996. The average selling price per thousand envelopes decreased 3.0% to $19.49 for the year ended December 31, 1997, from $20.10 for the year ended December 31, 1996, due primarily to the pass through of material cost reductions to customers, offset somewhat by the higher price product mix effect from acquisitions. Because material cost changes have historically been passed through to customers, the Company uses volumes of units sold and material gross margin (that is, net sales less cost of materials net of waste recovery revenue) as revenue trend indicators in its envelope operations. Unit volume increased 11.3% to 30.5 billion units for the year ended December 31, 1997 from 27.4 billion units for the year ended December 31, 1996, with acquisitions accounting for 7.5% of this increase. Material gross margin per thousand envelopes sold increased 2.5% to $11.28 for the year ended December 31, 1997 from $11.01 for the year ended December 31, 1996.

  COST OF SALES -- Total cost of sales, as a percent of sales, decreased from 78.8% for the year ended December 31, 1996 to 78.0% for the year ended December 31, 1997. Cost of sales includes material net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs. Material costs net of waste recovery revenue, as a percentage of sales, were 42.1% and 45.2% for the years ended December 31, 1997 and 1996, respectively. The decline is attributable to material cost reductions passed through to customers as discussed above. Other manufacturing costs, as a percent of sales, increased from 33.6% for the year ended December 31, 1996 to 35.9% for the year ended December 31, 1997, due primarily to the decreased selling price previously discussed. On a per thousand envelopes sold basis, other manufacturing and distribution costs, excluding the product mix effect from acquisitions, increased only 0.1% from $6.76 for the year ended December 31, 1996 to $6.77 for the year ended December 31, 1997. Inflationary cost increases were offset by efficiency improvements and volume increases.

  OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the year ended December 31, 1997, operating expenses, as a percent of sales, increased 0.2% to 11.5% from 11.3% compared to the prior year again primarily due to the decrease in selling prices. Excluding the effect of acquisitions during the years, the increase in operating expenses for the year ended December 31, 1997 was 2.5% compared to the prior year primarily due to increased selling expenses attributable to increased emphasis on sales growth.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     NET SALES -- Net sales increased 7.9% ($40.6 million) from net sales recorded for the year ended December 31, 1995. The dollar increase included $61.2 million of net sales from the acquisition of Quality for the nine months ended December 31, 1996, offset by a $20.6 million decrease on the other U.S. Envelope operations. Exclusive of Quality's sales dollars and volumes, the average selling price increased by 1.1% from $19.19 per thousand units in 1995 to $19.40 per thousand units in 1996. The increase was due to a higher value-added product mix and managing selling prices relative to paper costs. Total volume for the U.S. envelope operations (excluding Quality) decreased 4.9% to 25.3 billion units in 1996 from 26.6 billion units in 1995. Volume in 1996 was negatively impacted by lower direct mail and merchant volume, and a shift towards more complex, higher-margin products for which fewer units were sold at higher selling prices.

     COST OF SALES -- Total cost of sales, as a percentage of sales, remained steady at 78.8% for 1996 as compared to 79.0% in 1995. In total dollars, cost of sales includes an additional $52.8 million as a result of the acquisition of Quality for the nine months ended December 31, 1996. The remaining $381.5 million represents 77.9% of net sales (exclusive of Quality) as compared to cost of sales of 78.9% in the prior year.

     Again, because material costs have historically been passed through to customers, the Company uses material gross margin (net sales less cost of materials net of waste recovery revenue) and volume of units sold as its revenue trend indicators in envelope operations. When measured on a unit basis, material gross margin (exclusive of Quality's operations) increased from $10.42 per thousand units in the year ended December 31, 1995 to $11.02 per thousand units for the year ended December 31, 1996. Material gross margin (including Quality's operations) was $11.03 per thousand units in the year ended December 31, 1996. The increase in material gross margin on a unit basis was attributable to the Company's ability to manage selling price relative to declining paper prices. The favorable effect of lower paper costs on gross margin was largely offset by decreased proceeds from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste revenue, were 44.9% and 49.4% of net sales for the years ended December 31, 1996 and 1995, respectively. Waste recovery revenue declined from $0.71 per thousand units in 1995 to $0.33 per thousand units in 1996 which resulted in a decline in waste recovery revenue to $8.3 million from $18.9 million in 1995.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the year ended December 31, 1996, operating expenses, as a percentage of sales, increased to 11.3% from 11.1% in 1995. Of the total $5.8 million increase, $3.9 million relates to additional operating expenses as a result of the acquisition of Quality. The increase from 1995 was due to higher compensation and benefit costs in the administrative area, which were offset, in part, by the reduction or elimination of redundant functions in acquired businesses.

     CANADIAN ENVELOPE

   The following table presents historical financial data for the Canadian Envelope segment including acquisitions (Supremex, PNG) from their purchase dates.


                                              Year Ended December 31,
                                              -----------------------
                                 1997                   1996                 1995
                                 ----                   ----                 ----
(dollars in thousands)     $           %            $         %          $          %
                       ---------     -----     ----------   -----    ----------   -----

Net sales              $ 115,293      100.0      $  86,928   100.0    $  38,759   100.0
Cost of sales             79,724       69.2         61,020    70.2       28,018    72.3
Operating expenses        15,686       13.6         12,124    13.9        4,944    12.7
                       ---------      -----      ---------   -----    ---------   -----
Operating income        $ 19,883       17.2       $ 13,784    15.9     $  5,797    15.0
                       ---------      -----      ---------   -----    ---------   -----
                       ---------      -----      ---------   -----    ---------   -----


YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     NET SALES -- Net sales for the year ended December 31, 1997 were up 32.6% over the year ended December 31, 1996, due to the PNG acquisition in November 1996. The Supremex sales without PNG for the year ended December 31, 1997 compared to the year ended December 31, 1996 were down 1.7%, due primarily to an average Canadian dollar exchange rate decrease of 1.5%. Unit sales were 35% higher for the year ended December 31, 1997 versus 1996 also due to the PNG acquisition. Excluding PNG, unit sales were 1.1% higher for the year ended December 31, 1997 versus 1996. The overall average selling price per unit was down 1.5% in the year ended December 31, 1997 from the year ended December 31, 1996, due to the average exchange rate decrease and reductions in average material cost passed through to the customer.

     COST OF SALES -- Total cost of sales, as a percent of sales, decreased from 70.2% for the year ended December 31, 1996 to 69.2% for the year ended December 31, 1997. Cost of sales includes material net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs. Material costs net of waste recovery revenue, as a percentage of sales, were 43.0% and 43.8% for the years ended December 31, 1997 and 1996, respectively. This decline is attributable to material cost reductions passed through to customers as reductions in selling price. Other manufacturing costs, as a percent of sales, also decreased from 26.4% for the year ended December 31, 1996 to 26.2% for the year ended December 31, 1997. On a per thousand envelopes sold basis manufacturing costs decreased 2.3% from $5.27 for the year ended December 31, 1996 to $5.15 for the year ended December 31, 1997. The manufacturing decrease is attributable to cost reductions relating to the consolidation of PNG operations partially offset by higher wage rates.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the year ended December 31, 1997, operating expenses, as a percent of sales, decreased 0.3% to 13.6% from 13.9% in the year ended December 31, 1996. Operating expenses decreased, as a percent of sales, due to the assimilation of PNG operations with consolidation of selling and administrative functions.


YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     NET SALES -- Net sales for the year ended 1996 increased 124.3% as compared to sales for the year ended 1995. The increase was due to the fact that the 1996 figures include the operations of Supremex for the entire year as compared to the 1995 figures which include results for only five months. PNG net sales for the month ended December 31, 1996, were nominal. The average selling price increased by 1.3% and was due to a higher margin, customized product mix. Total volume increased 121% to 4.2 billion units from 1.9 billion units in 1995. The volume increase was due to the timing of the acquisition of Supremex.

     COST OF SALES -- Cost of sales, as a percentage of sales, decreased to 70.2% for the year ended December 31, 1996 as compared to 72.3% for the five months ended December 31, 1995. The $33.0 million increase reflects the fact that the 1996 figures include the operations of Supremex for the entire year as compared to the 1995 figures which include results for only five months. The decline in cost of sales as a percentage of net sales is largely due to the Company's ability to effectively manage fluctuations in the cost of paper and related fluctuations in sales prices. Again, because material costs have historically been passed through to customers, the Company uses material gross margin (net sales less cost of materials net of waste recovery revenue) and volume of units sold as its revenue trend indicators in envelope operations. When measured on a unit basis, material gross margin per thousand units increased 14.0% from $9.84 per unit in 1995 to $11.22 per unit in 1996. A favorable effect on gross margins also occurred due to lower paper costs, which decreased 10% from the 1995 average.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses which increased, primarily, due to additional operating expenses as a result of the acquisition of Supremex in July 1995.

  HIGH IMPACT COLOR PRINTING

  The following table presents financial information with respect to the High Impact Color Printing segment including acquisitions ( GAC, SP, Allied, Color Graphics) from their purchase dates.

                                              Year Ended December 31,
                                              -----------------------
                                1997                   1996                   1995
                                ----                   ----                   ----
(dollars in thousands)     $           %            $         %           $          %
                       ----------    -----     ----------   -----      ---------    -----
Net sales              $  188,029    100.0     $  140,371   100.0      $  47,384    100.0
Cost of sales             153,124     81.4        116,117    82.7         39,603     83.6
Operating expenses         24,797     13.2         18,183    13.0          6,788     14.3

Operating income        $  10,108      5.4       $  6,071     4.3         $  993      2.1


YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     NET SALES -- Net sales for the High Impact Color Printing segment for the year ended December 31, 1997 increased $47.7 million (34.0%) compared to the year ended December 31, 1996. Net sales for GAC for the year ended December 31, 1997 declined 15.2% to $116.2 million. The reasons for this sales decline include the decision to pursue more profitable products and eliminate certain unprofitable work, high turnover in sales staff during 1996 resulting in the temporary loss of business from some significant accounts and a continuing trend in computer related companies to utilize electronic medium as opposed to printed manuals. Acquisitions completed during the year (Allied and Color Graphics) contributed $14.6 million to net sales during the year ended December 31, 1997. In addition SP, purchased in December 1996, had net sales of $57.2 million for the year ended December 31, 1997 compared to $3.3 million for the period owned during 1996. Average paper costs for the year ended December 31,

1997 compared to the year ended December 31, 1996 declined resulting in approximately a 1.0% decline in sales prices as the lower cost was passed through to customers.

     COST OF SALES -- Cost of sales expressed as a percent of net sales decreased to 81.4% in the year ended December 31, 1997, from 82.7% in the prior year. Paper costs expressed as a percent of sales declined to 30.6% for the year ended December 31, 1997 as compared to 33.3% for the year ended December 31, 1996. Average paper costs expressed as a percent of sales declined due to changes in product mix resulting from the acquisitions which are primarily sheet fed operations in addition to negotiated reductions in paper costs.

     OPERATING EXPENSES -- Expressed as a percent of sales, operating expenses increased to 13.2% for the year ended December 31, 1997 compared to 13.0% for the prior year. The $6.6 million increase in the year ended December 31, 1997 compared to the prior year is due to acquisitions during the years as operating expense for GAC declined $0.8 million (4.4%) as compared to the prior year.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     NET SALES -- Net sales increased $93.0 million from $47.4 million in the four months ended December 31, 1995 to $140.4 million for the year ended December 31, 1996. The majority of the increase is due to the fact that the 1996 figures include an entire year of GAC operations and the 1995 figures include only four months of operations. Also included in net sales for the year ended 1996 are sales of $3.3 million related to SP. Year to year, net sales at GAC decreased 8.1% in 1996 from 1995 (taking into account pre-acquisition sales), due to a competitive pricing environment. In response to this decline in sales price, GAC has targeted higher margin markets and is aggressively allocating sales resources to these markets. Another factor affecting the decline in sales dollars was the decrease in paper costs. Fluctuations in paper prices are generally passed on to customers as an integral part of the price of the product. As paper prices decreased in 1996, as compared to 1995, the sales prices also decreased.

     COST OF SALES -- The cost of sales decreased to 82.7% of sales for the year ended December 31, 1996 as compared to 83.6% for the four months ended December 31, 1995 indicating operating efficiencies realized. Gross margins decreased as a percentage of sales to 17.3% in 1996 from 18.9% in 1995 (taking into account pre-acquisition operations) as a result of the competition in major markets. Reductions in cost of sales were not large enough to offset the decline in sales. GAC has lowered gross margins to meet the competition and, as stated previously, it is concentrating its sales efforts on higher-margin product markets.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses which increased, primarily, due to additional operating expenses as a result of the acquisition of GAC in August 1995. As a percentage of net sales, operating expenses declined which demonstrates GAC's ability to reduce these expenses in a competitive pricing environment. Improvements were made in the purchasing of supplies, employee headcounts, travel and entertainment expenses and spoilage.

  CORPORATE EXPENSES

     COST OF SALES -- Certain equipment of the Company was sold as part of a sales/leaseback transaction in November 1996 and is accounted for as an operating lease. The Company classifies the excess of the operating lease expense over depreciation as a corporate expense in analyzing segment operations. The increased cost in the year ended December 31, 1997 is a result of the full year operating lease effect.

     OPERATING EXPENSES -- Operating expenses for the year ended December 31, 1997 increased $1.5million compared to the year ended December 31, 1996.
The Company includes amortization of the intangibles recorded in acquisitions in corporate operating expense in analyzing segment operations. The increase in amortization expense for the year ended December 31, 1997 was $0.3 million compared to the prior year. The Company also includes loss on disposal of assets in corporate operating expense. Loss on disposal of assets was $2.7 million for the year ended December 31, 1997 compared to $2.1 million in 1996. These losses were the result of equipment disposal and equipment idled due to replacement, as well as consolidation activities and losses on disposal of buildings also due to consolidation activities. Other operating expenses for the year ended December 31, 1997 increased 8.5% to

$7.7 million compared to $7.1 million in 1996 primarily due to expanded treasury operations and increased accruals for performance incentive payments compared to 1996.

     INTEREST EXPENSE -- Interest expense for the year ended December 31, 1997 compared to the prior year decreased primarily as a result of lower average bank debt balances. The sale/leaseback transaction and the accounts receivable securitization program were initiated toward the end of 1996, as well as the restructuring of bank debt. In addition, in November 1997 the Company issued $152.1 million of convertible subordinated notes due in 2002 with interest payable at 5% per annum and used the proceeds to reduce bank debt which had a higher interest rate. The average interest rate on bank debt of 7.7% for the year ended December 31, 1997 was slightly higher than the 7.6% average interest rate on bank debt for the year ended December 31, 1996. Interest expense for the year ended December 31, 1996 decreased from the prior year primarily due to the lower average interest rate of 7.6% as compared to 8.5% in 1995.

     INTEREST EXPENSE -- AMORTIZATION OF DEFERRED FINANCING COSTS -- The amortization of deferred financing costs decreased for the year ended December 31, 1997 since the proceeds from the convertible subordinated notes were used to repay the underlying debt for which a major portion of the deferred financing costs were incurred. Accordingly the related deferred financing costs were written off and accounted for as an extraordinary item in the fourth quarter of 1997. The amortization of deferred financing costs increased in the year ended December 31, 1996 compared to 1995 due to a full year amortization in 1996 of the deferred financing cost capitalized pursuant to the 1995 acquisitions.

     DISCOUNT ON SALE OF ACCOUNTS RECEIVABLE -- In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1997 and 1996, $72.0 million and $71.0 million had been sold under this agreement at a discount of 0.6% above the prevailing commercial paper rate plus fees. The full year effect is the primary reason for the increase in discount expense for the year ended December 31, 1997 compared to 1996.

     OTHER (INCOME) expense -- Other (income) expense includes foreign exchange (gain) loss, interest income, investment (gain) loss and non-capitalizable acquisition costs. The foreign exchange (gain) loss amounts were ($0.3) million, $0.3 million and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income earned from the investment of excess funds in cash equivalents totaled $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Also included in other income in 1997 was a $0.8 million gain from the sale of stock that had been acquired in a failed acquisition attempt. Finally, in 1997, the Company recorded an $0.8 million expense related to costs for acquisitions which were not consummated.

     LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL CASH FLOW -- Net cash flow provided by operating activities was $65.5 million, $141.4 million and $32.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash flow from operating activities in 1997 was negatively impacted by inventory valuation increases due to rising paper prices while 1996 was positively impacted by the sale of accounts receivable. Acquisitions required cash payments of $82.9 million, $63.2 million and $79.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Other investing activities include capital expenditures which were $24.7 million, $18.7 million and $13.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. The capital expenditures were offset by the proceeds of $0.5 million, $33.6 million and $2.4 million from the disposal of assets for the years ended December 31, 1997, 1996 and 1995, respectively (including $30.0 million in 1996 from the sale/leaseback transaction).

     DEBT OBLIGATIONS -- In November 1997 the Company issued $152.1 million of convertible subordinated notes due in 2002 with interest payable at 5% per annum. The notes are convertible at the option of the holder at any time and are convertible into shares of the Company's common stock at a conversion price of $38.00 per share. Proceeds were used to pay off outstanding amounts on the revolving credit facility and the term loan and these facilities were cancelled. Concurrently Supremex signed an unsecured demand note with a bank for $60.0 million at an interest rate of LIBOR plus 0.75% per annum. These proceeds were used to pay off Supremex's outstanding term loan which was also cancelled. The same bank has agreed to lend the Company up to an additional $40.0 million at the same interest rate and terms, which was drawn down in connection with the Poser acquisition in January 1998. The Company is in the process of establishing a new $300.0 million credit facility the proceeds from which will be used to repay the outstanding demand notes.

     SECURITIES OFFERING -- On November 13, 1997, the Company's shelf registration statement ("shelf") on Form S-3 was declared effective by the Securities and Exchange Commission. The shelf permits the Company to issue up to $300.0 million in debt securities, common stock, preferred stock or warrants over the two-year period following the effective date. The Convertible Subordinated Notes were issued under the shelf registration statement and, at December 31, 1997, there was availability to issue another $148.0 million of securities under the shelf registration statement.

     CAPITAL REQUIREMENTS -- The Company estimates that, based on current utilization of its equipment and expected volume growth at existing businesses it will spend $30.0 to $35.0 million per year on capital expenditures. In addition the Company expects to spend and capitalize approximately $5.0 to $7.0 million in 1998 and 1999 to upgrade its existing computer systems. The Company completed an assessment of all computer systems in 1997 addressing "Year 2000" among other issues. Management presently believes that with planned modifications to existing software in process and conversions to new software, as discussed above, the "Year 2000" issues will be mitigated. The estimated expense to modify existing software for "Year 2000" is not considered material.

     INFLATION -- The effects of inflation have not been material to the Company. However, due to the competitive nature of its business, it may not always be able to pass on inflationary cost increases in the future.

     FOREIGN CURRENCY -- The effects of foreign currency exchange have not been material to the Company to date. With the strengthening U.S. Dollar, the Company's foreign currency exposure currently relates to its Canadian operations. The average 1997 Canadian Dollar exchange rate was 0.72 USD while current rates are in the 0.69 USD range. Net income provided by the Canadian operations for the year ended December 31, 1997 was USD $9.2 million.

     SEASONALITY AND ENVIRONMENT -- The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have a material effect on the Company's liquidity and capital resources.

     RECENT DEVELOPMENTS

     ACQUISITIONS -- On January 6, 1998, the Company acquired all of the outstanding shares of common stock of Poser Business Forms, Inc. ("Poser"), a printer of custom business communications documents for the distributor market with annual sales of approximately $90 million.

     In March 1998, the Company acquired substantially all of the United States and Canadian assets of the paper label division of Lawson Mardon Packaging, Inc. ("Lawson"), a supplier of label products for the beverage and food markets with annual sales approximating $80 million. The Company paid approximately $123 million in the aggregate for Poser and Lawson.

     LABOR RELATIONS -- In the fourth quarter of 1997 the Company successfully settled union contracts with workers at five of its facilities. It is currently in negotiations with workers at three other facilities.

     POSTAL RATE INCREASE -- The U.S. Postal Service announced proposed rate increases of approximately 4% for direct mail and 3% for first class mail.
In addition, a 6% rate decrease was proposed for prepaid, courtesy reply envelopes. The proposed postal rate increases are significantly less than the cumulative rate of inflation since the last postal rate increases.
Management does not anticipate that these postal rate increases will go into effect until late 1998 and, if implemented, does not anticipate the rate increases to negatively impact mail volume.

     SECURITIES OFFERdING -- On February 11, 1998, the Company sold 2,432,300 shares of common stock in an underwritten securities offering under the shelf registration statement describe above. The shares were sold at $39.25 per share and the net proceeds of approximately $91 million will be used for general corporate purposes.

     NEW ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that an entity display an amount representing comprehensive income for the period in that financial statement. This statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, for comparative purposes, is required. This statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, including interim reporting in 1998 as required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mail-Well, Inc. and Subsidiaries
          Independent Auditors' Report                                     29
          Consolidated Balance Sheets as of December 31, 1997 and 1996     30
          Consolidated Statements of Operations for the Years Ended
               December 31, 1997, 1996 and 1995                            32
          Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996 and 1995                            33
          Consolidated Statements of Changes in Stockholders' Equity
               For the Years Ended December 31, 1997, 1996 and 1995        34
          Notes to Consolidated Financial Statements                       35

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mail-Well, Inc.:

We have audited the accompanying consolidated balance sheets of Mail-Well, Inc. and Subsidiaries ("Company", see Note 1) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mail-Well, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
January 26, 1998 (February 11, 1998 as to the second and third paragraphs of Note 12)

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

ASSETS                                                     DECEMBER 31,
                                                        1997           1996
CURRENT ASSETS
   Cash and cash equivalents                        $   37,587      $   9,656
   Receivables (net of allowance for doubtful
   accounts of $3,009 and $3,002)                       38,436         31,027
   Securitized interest in accounts receivable          22,319          9,505
   Accounts receivable-other                             7,874          7,743
   Income tax receivable                                 1,777          3,504
   Inventories                                          78,143         68,275
   Deferred income taxes                                 2,410          2,309
   Other current assets                                  5,093          3,513
                                                    ----------      ---------
         Total current assets                          193,639        135,532

PROPERTY, PLANT AND EQUIPMENT, NET                     223,390        183,302

DEFERRED FINANCING COSTS (net of accumulated
  amortization of $1,848 and $6,746)                     1,938         14,497

GOODWILL (net of accumulated amortization
  of $8,988 and $5,408)                                153,524        128,812

OTHER ASSETS (net of accumulated amortization
  of $4,303 and $3,578)                                 13,710          8,723
                                                    ----------      ---------

TOTAL                                               $  586,201      $ 470,866
                                                    ----------      ---------
                                                    ----------      ---------

                     See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

ASSETS                                                               DECEMBER 31,
                                                                 1997             1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $    42,572       $  44,539
   Accrued compensation and vacation                              26,533          23,312
   Accrued interest                                                4,337           4,455
   Other current liabilities                                      26,913          26,206
   Current portion of long-term debt and capital
    leases                                                           562          14,975
                                                             -----------       ---------
         Total current liabilities                               100,917         113,487

ACCRUED PENSION COST                                               1,174           1,284

CAPITAL LEASES                                                     2,771           2,958

BANK BORROWINGS                                                   60,193         121,992

SENIOR SUBORDINATED NOTES                                         85,000          85,000

CONVERTIBLE SUBORDINATED NOTES                                   152,050               -

DEFERRED INCOME TAXES                                             28,676          23,122

OTHER LONG-TERM LIABILITIES                                        5,519           1,865
                                                             -----------       ---------
         Total liabilities                                       436,300         349,708
                                                             -----------       ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY                3,500               -
                                                             -----------       ---------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 25,000 shares
   authorized, none issued and outstanding                             -               -
  Common stock, $0.01 par value; 30,000,000 shares
   authorized, 18,839,819 shares and 19,414,242 shares
   issued and 18,839,819 shares and 18,731,130 shares
   (including 1,948,272 shares held by ESOP) outstanding
   at December 31, 1997 and December 31, 1996, respectively          188             194
  Paid-in capital                                                100,032          98,216

  Retained earnings                                               49,807          27,631
   Unearned ESOP compensation                                     (2,406)         (2,896)
   Unrealized loss, net of taxes, on securitized interest
    in accounts receivable                                          (115)            (49)
   Cumulative foreign currency translation adjustment             (1,032)           (115)
   Pension liability adjustment                                      (73)           (110)
   Treasury stock-at cost; 683,112 shares outstanding at
    December 31, 1996                                                  -          (1,713)
                                                             -----------       ---------
         Total stockholders' equity                              146,401         121,158
                                                             -----------       ---------

TOTAL                                                        $   586,201       $ 470,866
                                                             -----------       ---------
                                                             -----------       ---------

                See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                               YEAR ENDED DECEMBER 31,
                                            1997       1996          1995
NET SALES                               $  897,560  $  778,524  $ 596,803
COST OF SALES
   Materials                               377,109     350,425     291,441
   Labor and other                         256,250     212,841     165,670
   Manufacturing                            61,142      42,308      22,787
   Depreciation                             14,531      14,904       9,841
   Waste recovery                          (10,436)     (8,887)    (18,935)
                                        ----------  ----------  ----------
         Total cost of sales               698,596     611,591     470,804
                                        ----------  ----------  ----------
GROSS PROFIT                               198,964     166,933     125,999
                                        ----------  ----------  ----------
OTHER OPERATING COSTS
   Selling                                  65,524      55,314      40,444
   Administrative                           51,080      44,440      35,104
   Amortization                              4,505       4,172       2,857
   Loss on disposal of assets                2,724       2,145           -
                                        ----------  ----------  ----------
         Total other operating costs       123,833     106,071      78,405
                                        ----------  ----------  ----------
OPERATING INCOME                            75,131      60,862      47,594
OTHER (INCOME) EXPENSE
   Interest expense-debt                    18,850      26,936      27,043
   Interest expense-amortization of
    deferred financing costs                 2,844       3,556       2,291
   Discount on sale of accounts receivable   4,916         726           -
   Other (income) expense                   (1,436)        454         668
                                        ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                        49,957      29,190      17,592
PROVISION FOR INCOME TAXES
   Current                                  13,190       3,270       6,007
   Deferred                                  8,491       8,993       1,212
                                        ----------  ----------  ----------

INCOME BEFORE EXTRAORDINARY ITEM            28,276      16,927      10,373
EXTRAORDINARY ITEM, NET OF TAX
  BENEFIT OF $3,814, $0 and $1,608           6,100           -       2,412
                                        ----------  ----------  ----------

NET INCOME                              $   22,176  $   16,927  $    7,961
                                        ----------  ----------  ----------
                                        ----------  ----------  ----------
EARNINGS PER BASIC SHARE BEFORE
   EXTRAORDINARY ITEM                   $     1.58  $     0.97  $     0.94
EXTRAORDINARY ITEM                           (0.34)          -       (0.22)
                                        ----------  ----------  ----------
EARNINGS PER BASIC SHARE                $     1.24  $     0.97  $     0.72
                                        ----------  ----------  ----------
                                        ----------  ----------  ----------
EARNINGS PER DILUTED SHARE BEFORE
   EXTRAORDINARY ITEM                   $     1.50  $     0.95  $     0.91
EXTRAORDINARY ITEM                           (0.32)         -        (0.21)
                                        ----------  ----------  ----------
EARNINGS PER DILUTED SHARE              $     1.18  $    0.95   $     0.70
                                        ----------  ----------  ----------
                                        ----------  ----------  ----------

WEIGHTED AVERAGE SHARES - BASIC         17,896,075  17,484,906  11,002,316
                                        ----------  ----------  ----------
                                        ----------  ----------  ----------

WEIGHTED AVERAGE SHARES - DILUTED       19,122,028  17,877,820  11,422,062
                                        ----------  ----------  ----------
                                        ----------  ----------  ----------

              See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                      YEAR ENDED DECEMBER 31,
                                                                1997            1996            1995
CASH FLOWS FROM OPERATIONS
   Net income                                                $   22,176     $   16,927      $    7,961
   Adjustments to reconcile net income to cash
    provided by operations:
      Depreciation                                               14,531         14,904           9,841
      Amortization                                                7,349          7,728           5,148
      Accretion of original issue discount                            -              -           1,650
      Extraordinary loss on repurchase of
       deferred coupon notes - pre-tax                                -              -           4,020
      Extraordinary loss on early retirement of debt -
       pre-tax                                                    9,914              -               -
      Deferred tax provision                                      8,491          8,993           1,212
      ESOP compensation expense                                   2,614          1,973           1,612
      Loss on disposal of assets                                  2,724          2,145               -
      Other                                                         (30)           393             208
      Changes in operating assets and liabilities,
       net of effectsof acquired businesses:
         Receivables, including securitized interest
          in accounts receivable                                 (4,218)        75,985          (3,634)
         Inventories                                               (104)        22,049           5,578
         Accounts payable                                        (6,990)        (1,236)         (5,944)
         Accrued interest                                          (118)          (304)            722
         Current income taxes                                      (891)           997          (1,269)
         Other working capital                                    6,348          1,340           3,031
         Other assets and other long-term liabilities             3,677        (10,452)          1,869
                                                             ----------     ----------      ----------
            Net cash provided by operating activities            65,473        141,442          32,005
                                                             ----------     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired                      (82,874)       (63,179)        (79,613)
   Capital expenditures                                         (24,699)       (18,742)        (13,766)
   Proceeds from sale of property, plant and equipment              517         33,594           2,440
   Purchase of marketable securities                                  -              -         (62,750)
   Sale of marketable securities                                      -            250          62,500
                                                             ----------     ----------      ----------
            Net cash used in investing activities              (107,056)       (48,077)        (91,189)
                                                             ----------     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdrafts                                                1,443          2,496           4,779
   Net proceeds from common stock issuance                          201             40          68,181
   Proceeds from issuance of convertible subordinated
    notes, net of issuance costs                                147,436              -               -
   Proceeds from long-term debt                                 127,197        319,486         236,269
   Repayments of long-term debt and capital leases             (207,802)      (403,649)       (224,768)
   Debt issuance costs                                                -         (1,800)         (5,571)
   Repurchase of deferred coupon notes                                -              -         (19,712)
                                                             ----------     ----------      ----------
            Net cash provided by (used in) financing
             activities                                          68,475        (83,427)         59,178
                                                             ----------     ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           1,039           (282)              6
                                                             ----------     ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                            27,931          9,656               -
BALANCE AT BEGINNING OF PERIOD                                    9,656              -               -
                                                             ----------     ----------      ----------

BALANCE AT END OF PERIOD                                     $   37,587     $    9,656      $        -
                                                             ----------     ----------      ----------
                                                             ----------     ----------      ----------
Supplemental disclosure of cash paid for:
   Interest                                                  $   18,968     $   25,144      $   24,177
   Income taxes                                                  13,439          5,831           6,479
Stock issued for acquisitions                                     4,500              -               -

                     See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                UNEARNED                     TOTAL
                                        COMMON       PAID-IN        RETAINED       ESOP                   STOCKHOLDERS'
                                         STOCK       CAPITAL        EARNINGS   COMPENSATION    OTHER         EQUITY

Balance at December 31, 1994             $ 92        $22,531          $2,743                  $(1,713)       $23,653


Issuance of common stock:
   In initial public offering              75         69,925                                                  70,000
   Other                                    7          4,012                                                   4,019
Costs incurred from issuance of stock                 (5,823)                                                 (5,823)
Transfer of ESOP accounts                  19          5,190                      $(3,674)                     1,535
Exercise of stock options                   1            414                                                     415
Change in unearned ESOP                                  645                          144                        789
Translation adjustments                                                                           (20)           (20)
Pension liability adjustment                                                                     (211)          (211)
Net income                                                             7,961                                   7,961
                                         ----       --------         -------     --------     -------      ---------

Balance at December 31, 1995              194         96,894          10,704       (3,530)     (1,944)       102,318

Issuance of common stock                                  51                                                      51
Exercise of stock options                                 40                                                      40
Change in unearned ESOP                                1,231                          634                       1,865
Translation adjustments                                                                           (95)           (95)
Pension liability adjustment                                                                      101            101
Unrealized loss on investments                                                                    (49)           (49)
Net income                                                            16,927                                  16,927
                                         ----       --------         -------     --------     -------      ---------

Balance at December 31, 1996              194         98,216          27,631       (2,896)     (1,987)       121,158

Issuance of common stock                               1,000                                                   1,000
Exercise of stock options                   1            200                                                     201
Retirement of treasury stock               (7)        (1,706)                                    1,713             -
Change in unearned ESOP                                2,322                          490                      2,812
Translation adjustments                                                                           (917)         (917)
Pension liability adjustment                                                                        37            37
Unrealized loss on investments                                                                    (66)           (66)
Net income                                                            22,176                                  22,176
                                         ----       --------         -------     --------     -------      ---------
Balance at December 31, 1997             $188       $100,032         $49,807     $(2,406)     $(1,220)      $146,401
                                         ----       --------         -------     --------     -------      ---------
                                         ----       --------         -------     --------     -------      ---------

                                              See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (collectively referred to as the "Company") is one of the largest printers in North America, manufacturing both envelopes and high impact color commercial products. Within envelope printing, the Company competes primarily in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures stock envelopes sold in the office products and merchant/printer markets. The Company is also a leading high impact commercial printer specializing in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and is recognized as an innovative provider of quality printed products to leading companies in the United States. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").

     PRINCIPLES OF CONSOLIDATION -- The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange. Mail-Well I Corporation, a wholly-owned subsidiary of Mail-Well, Inc. conducts most of the business of Mail-Well, Inc. Mail-Well I Corporation, together with its subsidiaries, is the owner of the operating assets and the borrower of the debt (exclusive of the Convertible Subordinated Notes). These financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks that had not yet been paid by the banks at year end are reflected in accounts payable in the consolidated balance sheets.

     SECURITIZED INTEREST IN ACCOUNTS RECEIVABLE -- The securitized interest in accounts receivable represents a retained interest in the accounts receivable sold and is recorded at fair market value.

     INVENTORIES - Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market and include the cost of materials, labor and manufacturing overhead.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor units of property and repair and maintenance costs are charged to expense as incurred.

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

     INTANGIBLE ASSETS - In connection with the issuance of both bank debt and public debt as well as in connection with acquisitions, the Company recorded certain intangible assets. The following schedule summarizes the amortization periods and amortization expense recorded in connection with the intangible assets (in thousands):

                                           USEFUL
                                            LIFE          1997       1996      1995
                                         ---------      -------     ------     ----
     Amortization of:
     Deferred Financing Costs            5-6 years      $2,844     $3,556     $2,291
     Goodwill                             40 years       3,757      2,900      1,586
     Non-Competition Agreement             3 years         332      1,000      1,000
     Covenant Not to Compete               5 years         120        120        120
     Acquisition Costs and Other        5-21 years         296        152        151
                                                        ------     ------     ------
     Total                                              $7,349     $7,728     $5,148
                                                        ------     ------     ------
                                                        ------     ------     ------

     IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is based on future net cash flows from the use of the asset. The Company recorded no adjustment for impairment of long-lived assets in 1995. In 1997 and 1996, respectively, the Company wrote off certain assets with a net book value of $1,200,000 and $1,014,000 which is included in the consolidated statements of operations in the loss on disposal of assets. The assets written off were operating assets which were no longer being utilized in production.

     EARNINGS PER SHARE - In June 1997, the Company's common stock split 3:2; all shares and per share information has been retroactively restated to reflect the split. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted earnings per share, diluted earnings per share reflects the potential dilution of securities that could share in the earnings.


     The Company has adopted SFAS 128 resulting in the restatement of earnings per share for all prior periods. The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.



     (in thousands, except share and             INCOME         SHARES       PER-SHARE
     per share amounts)                        (NUMERATOR)   (DENOMINATOR)     AMOUNT
--------------------------------------------------------------------------------------
                                                 FOR THE YEAR ENDED DECEMBER 31, 1997
                                              ----------------------------------------
     EARNINGS PER BASIC SHARE
     Income available to common stockholders    $28,276     17,896,075          $1.58
                                                                                -----
                                                                                -----
     EFFECT OF DILUTIVE SECURITIES
     Stock options                                    -        754,112
     Convertible Subordinated Notes                 476        416,979
     Other                                            -         54,862
                                                -------      ---------

     EARNINGS PER DILUTED SHARE
     Income available to common stockholders
       including assumed conversions            $28,752     19,122,028          $1.50
                                                -------     ----------          -----
                                                -------     ----------          -----

                                                 FOR THE YEAR ENDED DECEMBER 31, 1996
                                              ----------------------------------------
     EARNINGS PER BASIC SHARE
     Income available to common stockholders    $16,927     17,484,906          $0.97
                                                                                -----
                                                                                -----

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                    -        253,546
     Other                                            -        139,368
                                                -------     ----------

     EARNINGS PER DILUTED SHARE
     Income available to common stockholders
       including assumed conversions            $16,927     17,877,820          $0.95
                                                -------     ----------          -----
                                                -------     ----------          -----

                                                 FOR THE YEAR ENDED DECEMBER 31, 1995
                                              ----------------------------------------
     EARNINGS PER BASIC SHARE
     Income available to common stockholders    $10,373     11,002,316          $0.94
                                                                                -----
                                                                                -----

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                    -        137,770
     Other                                            -        281,976
                                                 -------    ----------
     EARNINGS PER DILUTED SHARE
     Income available to common stockholders
       including assumed conversions            $10,373     11,422,062          $0.91
                                                -------     ----------          -----
                                                -------     ----------          -----

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

     RECLASSIFICATION - Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   ACQUISITIONS

     In June 1997, the Company acquired all of the outstanding shares of common stock of Griffin Envelope, Inc. ("Griffin"). Griffin, which is located in Seattle, Washington, manufactures and distributes envelopes in the northwestern United States. Annual sales for Griffin approximate $12 million.

     In July 1997, the Company acquired all of the outstanding shares of common stock of The Allied Printers ("Allied"). Allied, which is located in Seattle, Washington, is a high impact color printer servicing customers with sheet-fed printing needs. Annual sales for Allied approximate $17 million. The Company issued 36,531 shares of common stock in connection with this acquisition.

     In July 1997, the Company acquired all of the outstanding shares of common stock of Murray Envelope Corporation ("Murray"). Murray, which is located in Hattiesburg, Mississippi, manufactures envelopes primarily for sales through distributors in the southeastern and south central markets. Additionally, the Barkley division of Murray distributes filing products for the national market. Annual sales for Murray approximate $48 million. In connection with the acquisition, a subsidiary of the Company issued 110,236 shares of non-voting common stock. These shares are redeemable by the holder during the period from January 1, 1999 to February 1, 2000 for $3,500,000. Alternatively, the holder may convert these shares into an equal number of shares of the Company's common stock. This interest in the non-voting common stock of the subsidiary has been recorded as a minority interest in the consolidated balance sheet.

     In September 1997, the Company acquired substantially all of the assets of National Color Graphics, Inc. ("Color Graphics"). Color Graphics, located in Atlanta, Georgia, is a high-impact sheet-fed color printer with annual sales approximating $23 million.

     In October 1997, the Company acquired substantially all of the assets of Intertec Mailing Services ("Intertec"), a division of Intertec Publishing Corporation. Intertec, located in Nashville, Tennessee, is a direct mail service company with annual sales approximating $7 million.

     In December 1997, the Company acquired substantially all of the assets of the Cambridge, Maryland plant of Western Graphics Communications ("Cambridge"), a subsidiary of Golden Books Publishing, Inc. Cambridge is a commercial printer with annual sales approximating $33 million.

     The presentation below summarizes the purchase price including all adjustments made through December 31, 1997. These acquisitions have been accounted for as purchases and accordingly, the net purchase price of each acquisition was allocated to the various assets and liabilities according to their fair values as of the date of the respective purchase. The results of operations of each of the acquisitions have been included in the accompanying consolidated statements of operations from the date of the acquisition.




                                                         CASH
                                                          AND                TOTAL
(IN MILLIONS)                    TYPE OF     MONTH       STOCK    DEBT      PURCHASE   GOODWILL
                                PURCHASE    ACQUIRED      PAID    ASSUMED    PRICE     RECORDED
1995 ACQUISITIONS

Supremex                          Stock      July        $ 65.5    $ 0.0     $ 65.5     $ 33.6
Graphic Arts Center (GAC)         Stock      August        82.6      0.0       82.6       37.6

1996 ACQUISITIONS
Quality Park Products (QPP)      Assets      April         27.6      0.7       28.3        3.4
Pac National Group (PNG)         Assets      November      20.2      0.0       20.2        6.4
Shepard Poorman (SP)              Stock      December      18.9      0.8       19.7        7.9

1997 ACQUISITIONS
Six acquisitions, as a group    Assets (3)   June, July,   86.4      0.6       87.0       32.7
                                Stock (3)    September,
                                             October and
                                             December

The following table presents the unaudited pro forma results of operations as if the Supremex, GAC, QPP, PNG and SP acquisitions and the initial public offering had occurred on January 1, 1995, and as if the six 1997 acquisitions had occurred on January 1, 1996. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1 of the year preceding the acquisition date, or of the future results of operations of the Company.

                                                  YEAR ENDED DECEMBER 31,
                                               1997        1996        1995
                                             (IN MILLIONS, EXCEPT PER SHARE)
Net sales                                   $ 985.5     $ 1,027.6    $ 944.1
Income before extraordinary item               28.3          13.7       10.9
Extraordinary item                             (6.1)            -       (2.4)
Net income                                     22.2          13.7        8.5
Earnings per basic share:
     Income before extraordinary item       $  1.58     $    0.78    $  0.99
     Extraordinary item                       (0.34)            -      (0.22)
     Net income                                1.24     $    0.78    $  0.77
Earnings per diluted share:
     Income before extraordinary item       $  1.50     $    0.76    $  0.96
     Extraordinary item                       (0.32)            -      (0.21)
     Net income                             $  1.18     $    0.76    $  0.75

3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

                                                     DECEMBER 31,
                                                  1997          1996
     INVENTORIES:
          Raw materials                       $  30,308      $  25,953
          Work in process                         9,458          7,549
          Finished goods                         41,270         37,385
                                              ---------      ---------
                                                 81,036         70,887
          Reserve for obsolescence, loss
           and other                             (2,893)        (2,612)
                                              ---------      ---------

     Total                                    $  78,143      $  68,275
                                              ---------      ---------
                                              ---------      ---------

     PROPERTY, PLANT AND EQUIPMENT:
          Land and land improvements          $  12,459      $  11,429
          Buildings and building improvements    52,817         45,385
          Leasehold improvements                  4,914          3,627
          Machinery and equipment               162,112        127,612
          Furniture and fixtures                  3,730          3,066
          Automobiles and trucks                    771            556
          Computers and software                 11,745          7,457
          Construction in progress               10,435          6,576
                                              ---------      ---------
                                                258,983        205,708
          Less accumulated depreciation         (35,593)       (22,406)
                                              ---------      ---------

     Total                                    $ 223,390      $ 183,302
                                              ---------      ---------
                                              ---------      ---------

4.   LONG-TERM DEBT

     Long term debt consists of the following (in thousands):

                                                         INTEREST RATE AT      DECEMBER 31,
                                                        DECEMBER 31, 1997     1997       1996
     Bank Borrowings:
        Revolving Credit Facility, due March 31, 2003
            Supremex                                                       $       -   $     768
        Term Loans, due in quarterly installments
         through March 31, 2003
            Mail-Well I Corporation                                                -      70,000
            Supremex                                                               -      65,000
        Demand Note
            Supremex                                            5.4%          55,393           -
     Senior Subordinated Notes, due 2004                       10.5%          85,000      85,000

     Convertible Subordinated Notes, due 2002                   5.0%         152,050           -

     Other                                                                     5,105         651
                                                                           ---------   ---------
                                                                             297,548     221,419
     Less current maturities                                                    (305)    (14,427)
                                                                           ---------   ---------
     Long term debt                                                        $ 297,243   $ 206,992
                                                                           ---------   ---------
                                                                           ---------   ---------

     In November 1997, the Company issued $152,050,000 of Convertible Subordinated Notes (the "Notes") due in 2002 with interest payable at 5% per annum. The Notes constitute unsecured subordinated obligations of the Company. The Notes are convertible at the option of the holder into shares of the Company's common stock, par value $0.01 per share, at a conversion price of $38.00 per share at anytime prior to November 1, 2002. In addition, each holder of the Notes has the right to require the Company to repurchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change of control of the Company.

     The Company used the proceeds from the Notes to pay off outstanding amounts on the Revolving Credit Facility and the Mail-Well Term Loan (the "Facilities"). The Facilities were cancelled at the same time. Concurrently, Supremex signed an unsecured Demand Note with a bank for up to $60.0 million at an interest rate of LIBOR plus 0.75% per annum. The proceeds from the Demand Note were used to pay off Supremex's outstanding Term Loan; the Term Loan was also cancelled. The same bank agreed to lend the Company and Supremex up to an additional $40.0 million at LIBOR plus 0.75% per annum under a similar unsecured demand note arrangement which was drawn to pay for an acquisition which closed in the first week of fiscal year 1998.

     The Company and a bank have signed a commitment letter for a new credit facility in an amount up to $300 million. Management believes the transaction will close in the first quarter of 1998. The proceeds from the new credit facility will be used to repay the Demand Note currently outstanding. At December 31, 1997, the Demand Note has been classified as long term as the Company has the intent and ability to refinance the debt on a long term basis. Outstanding letters of credit were $4.9 million at December 31, 1997.

     The indenture to the Senior Subordinated Notes contains certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to satisfy certain financial covenants.

     Interest rate cap agreements were used to reduce the potential impact of increases in the rates on floating-rate long-term debt. At December 31, 1996, the Company was party to two interest rate cap agreements. No interest rate cap agreements were in place at December 31, 1997.
     Agreements for a notional value of $20.0 million provided an effective LIBOR interest rate cap of 8.5% and were cancelled in December 1997; agreements for a notional value of $35.0 million provided an effective LIBOR interest rate cap of 9.0% and were cancelled in December 1997. The agreements entitled the Company to receive from counterparties the amounts, if any, by which the Company's interest payments exceeded the interest rate caps.

     In 1996, the Company entered into foreign currency swap contracts with a third party to offset exposure to Canadian exchange rate fluctuations on its U.S. dollar denominated term loans. The foreign currency swap contracts were cancelled in November 1997.

     In 1997, the Company wrote off deferred financing costs of $6,100,000 (net of $3,814,000 of taxes) capitalized in connection with the bank debt which was repaid in November 1997. The write-off is shown as an extraordinary item in the statement of operations. In 1995, the Company repurchased all outstanding Deferred Coupon Notes at a total cost of $19,712,000. The Deferred Coupon Notes had a yield to maturity of 12.89% and were due February 15, 2006. In connection with this debt extinguishment the Company recognized an extraordinary loss of $2,412,000, net of taxes of $1,608,000.

     The aggregate annual maturities for all long-term debt during the fiscal years subsequent to December 31, 1997 are (in thousands):

            1998                      $     305
            1999                            277
            2000                            260
            2001                            274
            2002                        152,344
            2003 and thereafter         144,088
                                      ---------
                                      $ 297,548
                                      ---------
                                      ---------

5.   COMMITMENTS AND CONTINGENCIES

     In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1997 and 1996, $72.0 million and $71.0 million, respectively, had been sold (without recourse) under this agreement and the sale was reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The Company has retained a securitized interest in the accounts receivable of $22.3 million and $9.5 million at December 31, 1997 and 1996, respectively. The receivables were sold at a discount of 0.60% above the prevailing commercial paper rate plus certain other fees. The discount expense of $4.9 million and $0.7 million on the receivables sold has been recorded in the Company's statements of operations for the years ended December 31, 1997 and 1996, respectively.


     In November 1996, the Company refinanced certain equipment under a sale/leaseback arrangement. The equipment was sold for $30.0 million. The transaction was accounted for as a sale whereby the equipment was removed from the Company's financial statements. There was no significant gain or loss on the sale of the equipment. The equipment was then leased by the Company and was being accounted for as an operating lease where the lease payments were based upon LIBOR plus 2.0%. The total lease expense recorded in 1997 and 1996 was $4.3 million and $0.4 million, respectively. In 1997, the Company reacquired the equipment from the original lessor and sold and leased back such equipment from a new buyer-lessor. The purchase price from the old buyer-lessor and selling price to the new buyer-lessor approximated its then fair market value ($27.6 million). The new leaseback is classified as an operating lease and lease payments are based on LIBOR plus 0.75%. At the end of the five year lease term, the Company may either
     (i) purchase the equipment for $16.0 million, (ii) sell the equipment on behalf of the lessor for a selling price of no less than $13.2 million or
     (iii) return the equipment to the lessor. If the Company elects to return the equipment to the lessor at the end of the lease term, the Company has guaranteed a residual value of $13.2 million for the benefit of the lessor.

     The Company leases various office, warehouse and manufacturing facilities under operating leases. Minimum annual lease commitments at December 31, 1997 were as follows (in thousands):

            1998                       $ 14,758
            1999                         15,857
            2000                         14,837
            2001                         13,514
            2002                         12,174
            2003 and thereafter          12,961
                                       --------
            Total                      $ 84,101
                                       --------
                                       --------

     Lease expense for the years ended December 31, 1997, 1996 and 1995 was $16,958,000, $6,531,000 and $4,808,000, respectively.

     Property, plant and equipment under capital lease totals $3,571,000 and $3,584,000 at December 31, 1997 and 1996, respectively. Related accumulated depreciation is $1,407,000 and $966,000 at December 31, 1997 and 1996, respectively. Capital lease obligations as of December 31, 1997 are as follows (in thousands):

          Capital lease obligations         $  5,037
          Less:  interest                     (2,009)
                                            --------
          Total principal obligations          3,028
          Less:  current maturities             (257)
                                            --------

          Long-term capital lease
           obligations                      $  2,771
                                            --------
                                            --------

     Total capital lease obligations during the fiscal years subsequent to December 31, 1997 are as follows (in thousands):

          1998                               $   522
          1999                                   367
          2000                                   405
          2001                                   403
          2002                                   398
          2003 and thereafter                  2,942
                                             -------

          Total                              $ 5,037
                                             -------
                                             -------

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


6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a comparison of the fair value and carrying value at December 31, 1997 and 1996 of the Company's financial instruments (in thousands):

                                                          1997                     1996
                                                   FAIR      CARRYING       FAIR       CARRYING
                                                  VALUE       VALUE        VALUE         VALUE
     Financial assets
          Cash and cash equivalents            $  37,587    $  37,587    $   9,656    $   9,656
          Receivables (trade)                     38,436       38,436       31,027       31,027
          Investment in accounts receivable
            securitization                        22,319       22,319        9,505        9,505
          Foreign currency swap contracts              -            -          161          161
     Financial liabilities
          Revolving credit loans                       -            -          768          768
          Term loans                                   -            -      135,000      135,000
          Demand note                             55,393       55,393            -            -
          Capital leases                           3,028        3,028        3,506        3,506
          Senior subordinated notes               91,163       85,000       84,575       85,000
          Convertible subordinated notes         185,501      152,050            -            -

     CASH AND CASH EQUIVALENTS AND RECEIVABLES - The carrying value of cash and cash equivalents and receivables approximates fair value due to the short term maturities of these investments.

     INVESTMENT IN ACCOUNTS RECEIVABLE SECURITIZATION -   The fair value of the
     investment in accounts receivable securitization is based on discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities.

     LONG-TERM DEBT - The fair value of the Company's long term debt to banks is based on quoted interest rates for borrowings of similar quality and terms. The fair value of the senior subordinated notes and the convertible subordinated notes is based upon quoted market prices. The fair value of capital leases is based on lease arrangements with similar terms.

     FOREIGN CURRENCY SWAP CONTRACTS - Fair values reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic areas. As of December 31, 1997 and 1996, the Company had no significant concentrations of credit risk as the largest customer's receivable balance was less than 2.1% and 5.1% of total receivables, respectively.

7.   STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN

     INITIAL PUBLIC OFFERING - On September 21, 1995, the Company completed an initial public offering of 7,500,000 shares of common stock at $9.33 per share. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $64.4 million; the net proceeds were used to repay bank indebtedness and repurchase the remaining Deferred Coupon Notes.

     SECURITIES OFFERING - On November 13, 1997, the Company's shelf registration statement ("shelf") on Form S-3 was declared effective by the Securities and Exchange Commission. The shelf permits the Company to issue up to $300.0 million in debt securities, common stock, preferred stock or warrants over the two-year period following the effective date. The Convertible Subordinated Notes were issued under the shelf registration statement and, at December 31, 1997, there was availability to issue another $148.0 million of securities under the shelf registration statement. See Note 12.

     STOCK OPTION PLAN - During 1994, the board of directors approved the adoption of the 1994 Stock Option Plan (the "1994 Plan") which provided for the grant of options to purchase up to 532,875 shares of Company common stock to directors and key employees selected by the compensation committee of the board of directors. During 1995, the board of directors increased the number of options under the stock option plan by 426,300 to 959,175. Stock options which are cancelled may be reissued. At December 31, 1997, 38,546 stock options are eligible to be issued under this plan. The stock options granted in 1995 and 219,750 of the stock options granted in 1996 vest over a four year period and expire over a maximum period of ten years from the grant date. During 1995, the board of directors approved the adoption of the 1996 Directors Stock Option Plan and 21,000 stock options were granted in 1996 to directors of the Company. These stock options are exercisable six months after the date of grant and expire ten years from the grant date or upon termination of directorship.

     During 1997, 256,500 stock options were granted under the 1994 Plan of which 249,000 stock options vest over a five year period and expire over a maximum period of ten years from the grant date. The remaining 7,500 stock options vest over a four year period and expire over a maximum period of ten years from the grant date. Also during 1997, 18,000 stock options were granted under the 1996 Directors Stock Option Plan to directors of the Company. These stock options are exercisable six months after the date of grant and expire ten years from the grant date or upon termination of directorship.

     During 1997, the board of directors approved the adoption the 1997 Non-Qualified Stock Option Plan (the "1997 Plan") which provided for the grant of options to key employees and affiliates selected by the compensation committee to purchase up to 975,000 shares of Company common stock. During 1997, 555,201 stock options were granted under the 1997 Plan of which 548,001 stock options vest over a five year period and expire over a maximum period of ten years from the grant date. The remaining 7,200 stock options were granted to Company directors. These stock options are exercisable six months after the date of grant and expire ten years from the grant date or upon termination of directorship.

     Also in 1997, the board of directors approved the adoption of the Allied Acquisition Non-Qualified Stock Option Plan (the "Allied Plan") which provided for the grant of options to key employees of Allied to purchase of up to 62,400 shares of Company common stock. During 1997, 62,400 stock options were granted under the Allied Plan. These options vest over a four year period and expire over a maximum period of ten years from the grant date.

     The exercise price of all options granted equaled or exceeded the fair market value of the Company's common stock on the date of grant. The following is a summary of the Company's stock option activity:

                                                                     WEIGHTED
                                                                     AVERAGE     WEIGHTED
                                                                     REMAINING   AVERAGE
                                                      EXERCISE      CONTRACTUAL  EXERCISE
                                         OPTIONS       PRICE           LIFE       PRICE
     1995
     Granted                             500,779   $ 2.64 - $ 5.16                $ 3.05
     Exercised                           (80,463)       $5.16                     $ 5.16
     Canceled or forfeited                (3,837)       $2.64                     $ 2.64
                                       ---------
     Outstanding, December 31, 1995      416,479   $ 2.64 - $ 2.85    8.8 years   $ 2.65

     1996
     Granted                             240,750   $ 6.02 - $ 7.47                $ 7.34
     Exercised                           (15,129)       $2.64                     $ 2.64
     Canceled or forfeited                (3,837)       $2.64                     $ 2.64
                                       ---------

     Outstanding, December 31, 1996      638,263   $ 2.64 - $ 7.47    9.2 years   $ 4.42


     1997
     Granted                             892,101   $12.33 - $27.37                $14.57
     Exercised                           (72,493)  $ 2.64 - $ 7.47                $ 2.84
     Canceled or forfeited               (44,136)  $ 2.64 - $ 7.47                $ 2.98
                                       ---------

     Outstanding, December 31, 1997    1,413,735   $ 2.64 - $27.37   8.9 years    $10.95
                                       ---------
                                       ---------

     Vested and exercisable at
      December 31, 1996                  109,987   $ 2.64 - $ 7.47                $ 3.29
                                       ---------
                                       ---------
     Vested and exercisable at
      December 31, 1997                  212,448   $ 2.64 - $19.00                $ 6.10
                                       ---------
                                       ---------

     The following table summarizes information about stock options outstanding at December 31, 1997:

                         OPTIONS       WEIGHTED    WEIGHTED                    WEIGHTED
                      OUTSTANDING AT    AVERAGE     AVERAGE   OPTIONS VESTED   AVERAGE
         RANGE OF       DECEMBER 31,   REMAINING   EXERCISE   AT DECEMBER 31,  EXERCISE
     EXERCISE PRICES       1997          LIFE        PRICE         1997         PRICE
     $ 2.64 - $ 7.47     521,634      7.9 years     $ 4.76       187,248        $ 4.37
     $12.33 - $14.00     787,500      9.2 years     $13.27             -             -
     $18.22 - $21.00      37,701      9.4 years     $19.14        25,200        $19.00
     $27.08 - $27.37      66,900      9.5 years     $27.35             -             -
                       ---------                                 -------
     $ 2.64 - $27.37   1,413,735      8.9 years     $10.95       212,448        $ 6.10
                       ---------                                 -------
                       ---------                                 -------

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock option plans. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and, if fully adopted by the Company, would change the method for recognition of cost. Under SFAS 123, compensation expense is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation expense been determined based on the guidance in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1997, 1996 and 1995 were $7.65, $3.43 and $1.16, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

                              DIVIDEND    EXPECTED      RISK FREE      EXPECTED
                               YIELD     VOLATILITY   INTEREST RATE      LIFE
     March 1, 1995 Options       0%          33%          7.2%      5 and 6 years
     May 8, 1996 Options         0%          38%          6.2%         4 years
     October 1, 1996 Options     0%          44%          6.7%      5 and 6 years
     1997 Options                0%          54%          5.4%         5 years

     The following table presents the pro forma effects of applying SFAS 123:


                                                         1997                  1996                  1995
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     AS         PRO        AS        PRO         AS         PRO
                                                  REPORTED     FORMA    REPORTED    FORMA     REPORTED     FORMA
     Income before extraordinary item             $ 28,276   $ 27,152   $ 16,927   $ 16,725   $ 10,373   $ 10,309

     Extraordinary item                              6,100      6,100          -          -      2,412      2,412

     Net income                                     22,176     21,052     16,927     16,725      7,961      7,897

     Income per basic share before
      extraordinary item                          $   1.58   $   1.52   $   0.97   $   0.96   $   0.94   $   0.94
     Net income per basic share                   $   1.24   $   1.18   $   0.97   $   0.96   $   0.72   $   0.72

     Income per diluted share before
      extraordinary item                          $   1.50   $   1.44   $   0.95   $   0.94   $   0.91   $   0.90

     Net income per diluted share                 $   1.18   $   1.13   $   0.95   $   0.94   $   0.70   $   0.69

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.


8.   INCOME TAXES

     Taxes are based on income before income taxes and extraordinary item as follows (in thousands):

                              1997         1996          1995
     Domestic              $ 34,875      $ 20,853      $ 14,412
     Foreign                 15,082         8,337         3,180
                           --------      --------      --------

                           $ 49,957      $ 29,190      $ 17,592
                           --------      --------      --------
                           --------      --------      --------

     The provision (benefit) for income taxes consists of the following (in thousands):

                              1997         1996          1995
     Current:
        Federal            $  8,572      $ 1,132       $ 4,158
        Foreign               3,335        2,138         1,563
        State                 1,283            0           286
                           --------      --------      --------

                           $ 13,190      $ 3,270       $ 6,007
                           --------      --------      --------
                           --------      --------      --------
     Deferred:
        Federal            $  5,277      $ 6,633       $   848
        Foreign               2,651        1,475          (207)
        State                   563          885           571
                           --------      --------      --------

                           $  8,491      $ 8,993       $ 1,212
                           --------      --------      --------
                           --------      --------      --------

     Components of the Company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                              1997           1996
     Deferred tax assets:
        Alternative minimum tax credit carryforwards        $  5,538       $  5,633
        Net operating loss carryforwards                       1,032          4,377
        Compensation related accruals                          3,421             84
        Intangibles                                            3,360          3,501
        Miscellaneous accruals and reserves                    1,853          3,458
        Accounts receivable and inventories                    2,188          1,401
        Land basis differences                                   620            625
        State tax credits                                         95              -
        Pension liability adjustment                              55             79
        Valuation allowance                                     (288)        (1,038)
                                                            --------       --------

     Total deferred tax assets                                17,874         18,120
                                                            --------       --------

     Deferred tax liabilities:
        Property, plant and equipment                         39,785         33,783
        Deferred financing costs                                  41          1,542
        Intangibles                                            3,825          3,022
        Prepaids and inventories                                 489            586
                                                            --------       --------

     Total deferred tax liabilities                           44,140         38,933
                                                            --------       --------

     Deferred tax liability, net                            $ 26,266       $ 20,813
                                                            --------       --------
                                                            --------       --------

     The change in the valuation allowance from the prior year is due to an AMT carryforward purchased from SP for which the Company has removed the valuation allowance.

     The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                                 DECEMBER 31,
                                                        1997        1996       1995
         Statutory federal income tax rate              35.0%       34.0%      34.0%
         State income tax, net of federal benefit        3.8         3.8        5.0
         Goodwill amortization                           1.7         2.1        0.7
         Employee stock ownership plan                   1.4         1.6        2.1
         Other                                           1.5         0.5       (0.8)
                                                        ----        ----       ----

         Effective income tax rate                      43.4%       42.0%      41.0%
                                                        ----        ----       ----
                                                        ----        ----       ----

     At December 31, 1997, the following net federal operating loss and tax credit carryforwards are available. The Company is limited in the amounts of net operating loss carryforwards which may be used in any one year.

                                         OPERATING     EXPIRATION       TAX
             (in thousands)                 LOSSES         DATES       CREDITS
             Consolidated Company         $     -                    $ 3,462
             Acquired from Pavey                                         155
             Acquired from GAC              2,663     2005 - 2009      1,203
             Acquired from SP                   -                        721
                                          -------                    -------
             Total                        $ 2,663                    $ 5,541
                                          -------                    -------
                                          -------                    -------

                                        47

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

     Accumulated plan benefits for all plans exceed plan assets. The following table summarizes the funded status of the plans and the related amounts that are recognized in the consolidated balance sheets.

                                                                        DECEMBER 31,
     (in thousands)                                                   1997       1996
     Actuarial present value of benefit obligations:
       Vested benefit obligation                                     $5,392     $4,306
       Nonvested benefit obligation                                     806        617
                                                                     ------     ------

       Accumulated benefit obligation                                 6,198      4,923

     Effect of projected future compensation levels                     373        267
                                                                     ------     ------

     Projected benefit obligation for services rendered to date       6,571      5,190
     Less plan assets at fair value                                   5,633      4,382
                                                                     ------     ------

     Projected benefit obligation in excess of plan assets              938        808
     Unrecognized prior service costs                                  (306)      (161)
     Unrecognized net gain                                              226          3
     Additional minimum liability                                       316        222
                                                                     ------     ------

     Accrued pension cost                                            $1,174     $  872
                                                                     ------     ------
                                                                     ------     ------


     The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as a separate reduction of stockholders' equity.

                                                                        DECEMBER 31,
     (in thousands)                                                   1997       1996

     Minimum liability adjustment                                    $  316     $  222
     Intangible asset                                                   187         33
                                                                     ------     ------
                                                                        129        189
     Tax benefit                                                         56         79
                                                                     ------     ------

     Pension liability adjustment to stockholders' equity            $   73     $  110
                                                                     ------     ------
                                                                     ------     ------

     Net pension expense for the plans included the following components:

     (in thousands)                                          1997        1996       1995
     Service cost                                          $   884     $   792     $ 700
     Interest cost on projected benefit obligation             380         312       281
     Actual return on plan assets                             (802)       (557)     (426)
     Net amortization and deferral                             494         359       305
                                                           -------     -------     -----

     Net periodic pension cost                             $   956     $   906     $ 860
                                                           -------     -------     -----
                                                           -------     -------     -----

     The significant assumptions used as of December 31 in computing the net pension expense and funded status information shown above are as follows:

                                                             1997        1996       1995
     Weighted average discount rate                         7.25%        7.0%       7.0%
     Expected long term rate of return on assets            8.75%        8.5%       8.5%
     Rate of compensation increase                           4.0%        4.0%       4.0%


     Certain other U.S. employees covered by union agreements are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to such multi-employer plans were $1,536,000, $721,000 and $151,000 for 1997, 1996 and 1995, respectively. Benefits and net asset data for these multi-employer pension plans for union employees are not available.

     CANADIAN PENSION PLANS - Supremex maintains four defined benefit pension plans covering certain salaried and hourly employees who have bargained for such benefits. During the year, Supremex terminated one defined benefit plan. The 1996 amounts reflect the termination of the plan. Supremex's policy is to contribute annually at least the minimum amount required by law. Pension funds are invested primarily in mutual funds. The net assets available for benefits are $31,481,000 and $32,632,000 at December 31, 1997 and 1996, respectively. The actuarial present value of accumulated benefits related to the plans at December 31, 1997 and 1996 was $23,277,000 and $24,162,000, respectively. Included in the consolidated balance sheets at December 31, 1997 and 1996 are pension liabilities for the plans of $1,315,000 and $412,000, respectively.

     Net pension expense for the Supremex defined benefit pension plans included the following:

     (in thousands)                                         1997         1996       1995
     Service cost                                          $   416     $   321     $ 141
     Interest cost on projected benefit obligation           1,467         867       334
     Actual return on plan assets                           (2,476)     (1,014)     (377)
     Net amortization and deferral                            (463)        (93)       (7)
                                                           -------     -------     -----

     Net periodic pension cost (income)                    $(1,056)    $    81     $  91
                                                           -------     -------     -----
                                                           -------     -------     -----

     The significant assumptions used as of December 31, 1997, 1996 and 1995 in computing net periodic pension expense and funded status information shown above are as follows:

                                                            1997         1996       1995
     Weighted average discount rate                         7.5%         8.5%       8.5%
     Expected long term rate of return on assets            9.0%         8.5%       8.5%
     Rate of compensation increase:                           -          5.0%       5.0%
       1997 - 1999                                          2.0%
       Thereafter                                           3.5%

     EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP") - In 1994, the Company established an ESOP for certain U.S. employees. The ESOP borrowed monies from the Company to purchase 1,948,272 shares of Company common stock. These shares are held in trust and are issued to employees' accounts in the ESOP as the loan is repaid. The loan obligation of the ESOP is considered an unearned employee benefit expense and, as such, is recorded as a reduction of the Company's stockholders' equity. The Company's contributions to the ESOP are used to repay the loan principal and interest. Both the loan obligation and the unearned benefit expense are reduced by the amount of loan principal repayments made by the ESOP. Amounts charged to expense are based on the average market value of shares allocated to participants and were $2,614,000, $1,973,000 and $1,612,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996 the ESOP held the following shares of common stock:

                                                                        1997           1996
     Shares allocated to participant accounts                        1,009,656        618,174

     Shares committed to be allocated to participant
       accounts in connection with current year contribution           109,723        391,482

     Unallocated shares held for future years contributions            828,893        938,616
                                                                     ---------      ---------
     Total                                                           1,948,272      1,948,272
                                                                     ---------      ---------
                                                                     ---------      ---------


     The fair market value of the unallocated shares of common stock held for future contributions was $31,394,000 and $11,477,000 at December 31, 1997 and 1996, respectively.

     401(k) PLANS - The Company has three employee savings plans which are designed to qualify under Section 401(k) of the Internal Revenue Code.
     All U.S. salaried and non-union hourly employees who meet the eligibility requirements are covered under one of these plans. In addition, U.S. employees covered by union agreements where these benefits have been collectively bargained are also covered by one of these plans. Each of the plans allows eligible employees to make salary reduction contributions.
     The provisions of certain plans include mandatory or discretionary contributions by the Company. Amounts charged to expense in connection with Company contributions were $1,966,000, $1,620,000 and $1,656,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     INCENTIVE COMPENSATION - The Company has established Incentive Compensation Plans covering full time employees and executive officers of certain subsidiaries. The amount of incentive compensation is based on the consolidated results of the Company and on the results and performance measures of various subsidiaries. Compensation expense under these plans was $927,000, $1,268,000 and $1,312,000 for the years ended December 31,
     1997, 1996 and 1995, respectively.

10.  SEGMENT INFORMATION

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS 131 for the year ended December 31, 1997. The 1996 and 1995 information has been restated to conform to the 1997 presentation.

     The Company has three reportable segments which are segregated by product line and geography: Canadian Envelope, United States Envelope and High Impact Color Printing. The Canadian Envelope and United States Envelope segments print and manufacture envelopes designed to customer specifications. The High Impact Color Printing segment specializes in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate overhead, interest or taxes to the segments.

                                        CANADA                  UNITED STATES
                                       --------   -----------------------------------------
                                       ENVELOPE   ENVELOPE    HIGH IMPACT
     (in thousands)                    PRINTING   PRINTING   COLOR PRINTING    CORPORATE        TOTAL
                                       --------   --------   --------------   -------------   --------
     Net sales:
       1997                            $115,293   $594,238      $188,029              -       $897,560
       1996                              86,928    551,225       140,371              -        778,524
       1995                              38,759    510,660        47,384              -        596,803
     Operating income (loss):
       1997                              19,883     62,329        10,108      $ (17,189)        75,131
       1996                              13,784     54,656         6,071        (13,649)        60,862
       1995                               5,797     50,995           993        (10,191)        47,594
     Total assets:
       1997                              95,202    449,430       142,008       (100,439)(a)    586,201
       1996                              98,777    300,216       126,936        (55,063)(a)    470,866
       1995                              75,503    254,788       115,336         54,809 (a)    500,436
     Depreciation and amortization:
       1997                               2,301      8,948         3,282          4,505         19,036
       1996                               1,663      8,931         4,310          4,172         19,076
       1995                                 679      7,980         1,182          2,857         12,698
     Capital expenditures:
       1997                               2,243     20,020         2,436              -         24,699
       1996                               1,711     11,431         5,600              -         18,742
       1995                                 426     11,969           521            850         13,766
     Interest expense:
       1997                                   -          -             -         21,694         21,694
       1996                                   -          -             -         30,492         30,492
       1995                                   -          -             -         29,334         29,334

     (a) Total assets by segment include assets sold under the sale/leaseback arrangement and the accounts receivable arrangement. The credit for the sale of these assets has been included in the Corporate column as these arrangements are financial in nature and do not reflect the return on assets employed by the segments.

     The operating losses for Corporate may be further explained as follows:

     (in thousands)                      1997        1996        1995
     Corporate expenses                $ 7,707     $ 7,136     $ 7,334
     Operating lease expenses            2,253         196           -
     Amortization                        4,505       4,172       2,857
     Loss on disposal of assets          2,724       2,145           -
                                       -------     -------     -------

     Operating loss                    $17,189     $13,649     $10,191
                                       -------     -------     -------
                                       -------     -------     -------

11. SUMMARY QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                  QUARTERS ENDED
     1997                                        12/31/97      9/30/97      6/30/97      3/31/97
     Net sales                                   $244,550     $233,496     $207,482     $212,032
     Gross profit                                  55,638       50,411       46,281       46,634
     Income before extraordinary item               8,179        7,540        6,576        5,981
     Extraordinary item                            (6,100)           -            -            -
     Net income                                     2,079        7,540        6,576        5,981
     Earnings per basic share:
       Income per share before
         extraordinary item                      $   0.46     $   0.42     $   0.37     $   0.34
       Extraordinary item per share                 (0.34)           -            -            -
       Net income per share                      $   0.12     $   0.42     $   0.37     $   0.34

     Earnings per diluted share:
       Income per share before
         extraordinary item                      $   0.42     $   0.40     $   0.35     $   0.33
       Extraordinary item per share                 (0.29)           -            -            -
       Net income per share                      $   0.13     $   0.40     $   0.35     $   0.33


                                                                  QUARTERS ENDED
     1996                                        12/31/96      9/30/96      6/30/96      3/31/96

     Net sales                                   $199,202     $200,487     $185,110     $193,725
     Gross profit                                  45,922       43,934       39,382       37,695
     Net income                                     5,502        5,046        3,612        2,767
     Net income per basic share                  $   0.32     $   0.29     $   0.21     $   0.16
     Net income per diluted share                $   0.30     $   0.28     $   0.20     $   0.16


12.  SUBSEQUENT EVENTS

     In January 1998, the Company acquired all of the outstanding shares of common stock of Poser Business Forms, Inc. ("Poser"), a printer of customer business communications documents for the distributor market. Annual sales for Poser approximate $90 million. The Company paid approximately $61 million for Poser and will account for the transaction as a purchase.

     In February 1998, the Company announced that it agreed to acquire the label division of Lawson Mardon Packaging, Inc. ("Lawson Mardon"), a supplier of glue-applied label products for the beverage and food markets with annual sales approximating $80 million. The Company expects to pay approximately $62 million for Lawson Mardon and will account for the transaction as a purchase.

     On February 11, 1998, the Company sold 2,432,300 shares of common stock in an underwritten securities offering under the shelf registration statement described in Note 7. The shares were sold at $39.25 per share and the net proceeds of approximately $91 million will be used for general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of Shareholders.

NAME                         AGE   POSITION(S)                             DIRECTOR SINCE
----                         ---   -----------                             --------------
Gerald F. Mahoney(1)         54    Director, Chairman of the Board         1994
                                   and Chief Executive Officer

Paul V. Reilly               45    Director, President and Chief           1998
                                   Operating Officer

Kevin Howley                 38    Vice President--Treasurer

Douglas A. Mahoney           49    Vice President--Controller

Roger Wertheimer             39    Vice President--General Counsel and
                                   Secretary

Frank P. Diassi (2)          65    Director                                1994

J. Bruce Duty (2)(3)         46    Director                                1994

Frank J. Hevrdejs (2)        52    Director                                1993

Jerome W. Pickholz (1)(3)    65    Director                                1994

(1)  Member of the Nominating Committee
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee


GERALD F. MAHONEY has been a director, Chairman of the Board and Chief Executive Officer of the Company since February 1994. He was Chairman of the Board, President and Chief Executive Officer of Pavey Envelope and Tag Corp. from January 1991, until it became a subsidiary of the Company in February 1994. From June 1987 to September 1989, Mr. Mahoney served as President of Transkrit Corp., a business forms manufacturing company. Mr. Mahoney serves as Chairman of the Nominating Committee of the Board of Directors.

PAUL V. REILLY has been a director, President and Chief Operating Officer of the Company since January 1998. Prior to that, Mr. Reilly was Senior Vice President--Finance and Chief Financial Officer of the Company from June 1995. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of positions including Assistant Corporate Treasurer, Corporate Treasurer, Vice President and Chief Financial Officer, and General Manager of United States Operations. During 1994 and 1995, Mr. Reilly worked with Saddle River Capital, an investment banking firm which purchased and managed small businesses and as Vice President with a direct marketer of educational materials. Mr. Reilly is a Certified Public Accountant.

KEVIN HOWLEY has been Vice President, Treasurer of the Company since May 1997. From 1994 until May 1997 Mr. Howley was Chief Operating Officer of Universal Lending Corporation, a home mortgage company, for which he continues to serve as a director. From 1988 to 1994, Mr. Howley worked for Service 2000, Inc., a computer services company, first as Chief Financial Officer and subsequently as President and Chief Executive Officer. From 1986 to 1988, Mr. Howley served as Chief Operating Officer of Associated Publishers, Inc.

DOUGLAS A. MAHONEY has been Vice President, Controller of the Company since July 1997. From 1991 until July 1997 Mr. Mahoney was Senior Vice President Administration and Chief Financial Officer of Quality Park Products, a manufacturer of envelopes and filing supplies which was acquired by the Company in March 1996. Prior to that, Mr. Mahoney spent ten years with Tetra Pak, the U.S. division of a worldwide packaging equipment and paperboard converter supplying the food and beverage industry, holding a variety of positions including Director of Finance, Vice President and Controller. Mr. Mahoney is a Certified Public Accountant.

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

JEROME W. PICKHOLZ has been a director of the Company since June 1994. From 1978 to 1994, he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 to June 1995, he served as Chairman of the Board of Ogilvy & Mather Direct Worldwide where he is now Chairman Emeritus. Since January 1, 1996, Mr. Pickholz has served as founder and Chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company. Mr. Pickholz serves as the Chairman of the Audit Committee and as a member of the Nominating Committee of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections labeled "Director Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions", "Executive Compensation", "Summary Compensation Table", "Option Grants in the Last Fiscal Year", "Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values", "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" appearing in the Company's Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section labeled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections labeled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholder's is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

Included in Part II, Item 8 of the Report:

                                                                            Page
                                                                            ----
          Mail-Well, Inc. and Subsidiaries
               Independent Auditors' Report. . . . . . . . . . . . . . . . . 29
               Consolidated Balance Sheets as of December 31, 1997
               and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . 30
               Consolidated Statements of Operations for the Years Ended
               December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . 32
               Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . 33
               Consolidated Statements of Changes in Stockholders'
               Equity for the Years Ended December 31, 1997, 1996
               and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . 34
               Notes to Consolidated Financial Statements. . . . . . . . . . 35


(a)(2)    FINANCIAL STATEMENT SCHEDULES

Included in Part IV of the Report:
                                                                            Page

          Schedule I   Condensed Balance Sheets as of December 31,
                       1997 and 1996 and Condensed Statements of
                       Operations for the Years Ended December 31,
                       1997, 1996 and 1995 . . . . . . . . . . . . . . . . . 64
          Schedule II  Valuation and qualifying accounts for the
                       Years Ended December 31, 1997, 1996 and 1995. . . . . 68


(a)(3)    EXHIBITS

Exhibit
Number                         Description of Exhibit
-------                        -----------------------
3(i)      Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended
          June 30, 1997.
3(ii)     Bylaws of the Company - incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September
          21, 1995.
4.1       Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997
          (Reg. No. 333-35561).
4.2       Indenture dated February 24, 1994 by and between the Company and
          Shawmut Bank, National Association, as Trustee, with respect to the
          $39,500,000 in aggregate principal amount of Original Senior Deferred
          Coupon Notes and Exchange Senior Deferred Coupon Notes due 2006,
          including the form of Deferred Coupon Note - incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1
          dated March 25, 1994.
4.3       Indenture dated as of February 24, 1994 by and between M-W Corp. and
          Shawmut Bank, National Association, as Trustee, with respect to the
          10-1/2% Original Senior Subordinated Notes and the 10-1/2% Exchange
          Senior Subordinated Notes due 2004, including the form of Note and the guarantees of the Company, Wisco and Pavey - incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1
          dated March 25, 1994.
4.3.1     Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit 4.3 -  incorporated by reference from Exhibit 4.4.1 of the
          Company's Registration Statement on Form S-1 dated September 21, 1995.





4.3.2 Form of Second Supplemental Indenture to the Indenture identified in Exhibit 4.3 - incorporated by reference from Exhibit 4.4.2 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.4 Form of Stockholders Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 and Amendment
          No. 1 thereto - incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.5 Form of Employee Stockholders Agreement among the Company and certain employee holders of the Common Stock effective as of February 24, 1994 - incorporated by reference from Exhibit 4.5 of the Company's
          Registration Statement on Form S-1 dated  March 25, 1994.
4.6 Form of American Mail-Well Employee Stockholders Agreement among the Company and certain holders of the Common Stock - incorporated by reference from Exhibit 10.44 of the Company's Registration
          Statement on Form S-1 dated May 9, 1995.
4.7 Form of Registration Rights Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 - incorporated by reference from Exhibit 4.6 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.
4.8 Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's
          $152,050,000 aggregate principal amount of 5% Convertible
          Subordinated Notes due 2002--incorporated by reference from
          Exhibit 4.2 to the Company's Amendment No. 2 to Form S-3 dated
          November 10, 1997 (Reg. No. 333-36337).
4.9       Form of Supplemental Indenture between the Company and The Bank of
          New York, as Trustee, dated November 1997, relating to the Company's
          $152,050,000 aggregate principal amount of 5% Convertible Subordinated
          Notes due 2002 and Form of Convertible Note--incorporated by reference from Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3 dated
          November 10, 1997 (Reg. No. 333-36337).
10.1      Asset Purchase Agreement dated December 7, 1993 by and among GP
          Envelope, G-P, M- W Corp. and the Company, as amended - incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2      General Indemnity Agreement between M-W Corp. and Amwest Surety
          Insurance Company together with form of Letter of Credit - incorporated by reference from Exhibit 10.16 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.
10.3 Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25,
          1994.
10.4 Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit
          10.18 of the Company's Registration Statement on Form S-1 dated March
          25, 1994.
10.5      Form of M-W Corp. Employee Stock Ownership Plan effective as of
          February 23, 1994 and related Employee Stock Ownership Plan Trust
          Agreement - incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.6 Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7 Company 1994 Stock Option Plan, as amended on May 7, 1997 - incorporated by reference from Exhibit 10.56 of the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.8 Form of the Company Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.
10.9 Form of the Company Nonqualified Stock Option Agreement - incorporated by from Exhibit 10.23 of the Company's Registration
          Statement on Form S-1 dated March 25, 1994.
10.10     Asset Purchase Agreement dated October 31, 1994 by and between
          American and M-W Corp., as amended - incorporated by reference from Exhibit 10.30 of the Company's Registration Statement on
          Form S-1 dated May 9, 1995.
10.11 Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment
          Canada Limited and Schroder Venture Managers (North America) Inc. - incorporated by reference from Exhibit 10.25 of the Company's
          Registration Statement on Form S-1 dated September 21, 1995.





10.12     Indemnification Escrow Agreement dated July 31, 1995, by and among
          3159051 Canada Inc., Royal Trust Company of Canada and Schroder
          Investment Canada Limited and Schroder Venture Mangers (North America)
          Inc. - incorporated by reference from Exhibit 10.26 of the Company's'
          Registration Statement on Form S-1 dated September 21, 1995.
10.13     Guaranty dated July 31, 1995, executed by M-W Corp. in favor of
          Schroder Investment Canada Limited and Schroder Venture Mangers
          (North America) Inc., as Agents - incorporated by reference from
          Exhibit 10.27 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.14 Securities Purchase Agreement dated as of August 2, 1995, as amended, by and among GAC Acquisition Company, Inc., GAC and the securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit 10.28 of the Company's
          Registration Statement on Form S-1 dated September 21, 1995.
10.15     Guaranty dated as of August 2, 1995, by M-W Corp. in favor of McCown
          De Leeuw & Co., as Agents - incorporated by reference from Exhibit
          10.30 of the Company's Registration Statement on Form S-1 dated
          September 21, 1995.
10.16     Asset Purchase Agreement dated April 26, 1996 by and between Quality
          Park Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit 1 of the Company's Form 8-K dated May 2, 1996.
10.17     Acquisition Agreement and Plan of Share Exchange by and among Graphic
          Arts Center, Inc. and Shepard Poorman Communications Corporation dated
          November 6, 1996 - incorporated by reference from Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1996.
10.18 Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman
          Communications Corporation dated November 6, 1996-incorporated by reference from Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.19     Asset Purchase Agreement dated as of October 15, 1996 by and between
          Supremex, Inc. and PNG Products, Inc. Pac National Group and PNG
          Envelope Internationale, Inc.-incorporated by reference from Exhibit
          10.35 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1996
10.20     Master Lease Agreement dated as of August 1, 1996 between General
          Electric Capital Corporation and Mail-Well, Inc., Mail-Well I
          Corporation, Graphic Arts Center, Inc., Mail-Well West, Pavey Envelope and Tag Corp., Wisco II, L.L.C and Wisco Envelope Corp-incorporated by reference from Exhibit 10.36 of the Company's Annual Report on Form
          10-K for the year ended December 31, 1996.
10.21 Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc.,
          Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser-incorporated by reference from Exhibit 10.39 of the Company's Annual Report on Form
          10-K for the year ended December 31, 1996.
10.22 Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 199 by and between Mail-Well Trade
          Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee-incorporated by reference from Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.23 Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well
          I Corporation, Servicer, and Norwest Bank Colorado, National
          Association, as Trustee on behalf of the Series 1996-1
          Certificateholders-incorporated by reference from Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1996.
10.24     Series 1996-1 Certificate Purchase Agreement dated as of
          November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables Corporation, as Purchaser,
          Norwest Bank Colorado, National Association, as Trustee, and
          Mail-Well I Corporation, as Servicer-incorporated by reference from Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.





10.25     Intercreditor Agreement dated as of November 15, 1996 by and among
          Citicorp North America, Inc., as Securitization Company Agent,
          Banque Paribas, New York Branch, as Liquidity Agent, Banque Paribas,
          as Credit Lenders' Agent, Norwest Bank Colorado, National
          Association, as Trustee, Mail-Well Trade Receivables Corporation,
          as Servicer, originator and Mail-Well Credit Borrower, Supremex,
          Inc., as the Supremex Credit Borrower and the other parties hereto-incorporated by reference from Exhibit 10.43 of the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996.
10.26     Series 1996-1 Asset Purchase Agreement among Corporate Receivables
          Corporation, the Liquidity Providers Parties hereto, Citicorp North
          America, Inc., as Securitization Company Agent, Banque Paribas,
          New York Branch, as Liquidity Agent, and Norwest Bank Colorado,
          National Association, as trustee, dated as of November 15, 1996-
          incorporated by reference from Exhibit 10.44 of the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996.
10.27     Company 1997Non-Qualified Stock Option Plan -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997
10.26     1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended
          March 31, 1997
21*       Subsidiaries of the Registrant
23.1*     Report of Deloitte & Touche LLP on Consolidated Financial Statements
          Schedules.
23.2*     Consent of Deloitte & Touche LLP.
24        Powers of Attorney (reference is made to the signature page hereof).
27        Financial Data Schedule

-------------
*  Filed herewith.


(b)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed on May 20, 1997 to provide information under Item 5 of Form 8-K regarding the 3-for-2 forward split of the Company's Common Stock.

     A report on Form 8-K was filed on November 19, 1997 to incorporate by reference an opinion of counsel relating to the Company's issuance and sale of the Convertible Notes.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                    SCHEDULE I
CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


ASSETS                                            DECEMBER 31,
                                               1997         1996
CURRENT ASSETS
  Cash                                      $    256     $     45
  Other current assets                           129          172
                                            --------     --------
    Total current assets                         385          217

INVESTMENT IN SUBSIDIARY                     294,315      121,938

INTANGIBLE ASSETS (net of accumulated
  amortization of $150 and $53)                4,772          256

OTHER ASSETS                                     155          129
                                            --------     --------

TOTAL                                       $299,627     $122,540
                                            --------     --------
                                            --------     --------



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to subsidiary                     $    542     $  1,381
  Other                                          634            -
                                            --------     --------
    Total current liabilities                  1,176        1,381

DEFERRED INCOME TAXES                              -            1

CONVERTIBLE SUBORDINATED NOTES               152,050            -
                                            --------     --------

    Total liabilities                        153,226        1,382

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                         146,401      121,158
                                            --------     --------

TOTAL                                       $299,627     $122,540
                                            --------     --------
                                            --------     --------

                  See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                    SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                        1997        1996        1995
OTHER OPERATING COSTS
  Administrative                                      $   172     $   109     $    64
  Amortization                                             97          19          19
                                                      -------     -------     -------
    Total other operating costs                           269         128          83
                                                      -------     -------     -------

OPERATING LOSS                                           (269)       (128)        (83)

OTHER (INCOME) EXPENSE
  Interest expense-debt                                   634           -       1,650
  Interest expense-amortization of deferred
    financing costs                                         -           -          53
  Other (income) expense                                   (4)         (1)          -
                                                      -------     -------     -------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                     (899)       (127)     (1,786)

PROVISION FOR (BENEFIT FROM) INCOME TAXES
  Current                                                   -           -          11
  Deferred                                                  -           1        (554)
                                                      -------     -------     -------

LOSS BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS OF SUBSIDIARY
  AND EXTRAORDINARY ITEM                                 (899)       (128)     (1,243)

  Equity in undistributed earnings of subsidiary       23,075      17,055      11,616
                                                      -------     -------     -------

INCOME BEFORE EXTRAORDINARY ITEM                       22,176      16,927      10,373

EXTRAORDINARY ITEM, NET OF TAX
  BENEFIT OF $1,608                                         -           -       2,412
                                                      -------     -------     -------

NET INCOME                                            $22,176     $16,927     $ 7,961
                                                      -------     -------     -------
                                                      -------     -------     -------

                  See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                                                 SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                             1997         1996         1995
CASH FLOWS FROM OPERATIONS
     Net income                                                           $  22,176    $ 16,927      $  7,961
     Adjustments to reconcile net income to cash used in
          operations:
          Equity in undistributed earnings of subsidiaries                  (23,075)    (17,055)      (11,616)
          Amortization                                                           97          19            72
          Accretion of original issue discount                                    -           -         1,650
          Loss on repurchase of deferred coupon notes - pre-tax                   -           -         4,020
          Deferred tax provision (benefit)                                        -           1          (554)
          Changes in operating assets and liabilities, net of effects of acquired businesses:
               Other working capital                                            676         223        (3,822)
               Other assets                                                     (26)       (129)            -
                                                                          ---------    --------      --------
                    Net cash used in operating activities                      (152)        (14)       (2,289)
                                                                          ---------    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in subsidiaries                                       (147,184)          0       (46,161)
                                                                          ---------    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from common stock issuance                                    201          40        68,181
     Proceeds from issuance of convertible subordinated notes               147,346           -             -
     Repurchase of deferred coupon notes                                          -           -       (19,712)
                                                                          ---------    --------      --------
                    Net cash provided by financing activities               147,547          40        48,469
                                                                           ---------    --------      --------
INCREASE IN CASH                                                                211          26            19
BALANCE AT BEGINNING OF YEAR                                                     45          19             0
                                                                          ---------    --------      --------
BALANCE AT END OF YEAR                                                    $     256    $     45      $     19
                                                                          ---------    --------      --------
                                                                          ---------    --------      --------
Stock issued for acquisitions                                             $   1,000    $      -      $      -

                           See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL STATEMENTS)                   SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

3.   DEBT AND GUARANTEES

     Information on the debt of the Company is disclosed in Note 4 of the Notes to Consolidated Financial Statements of Mail-Well, Inc. and Subsidiaries included elsewhere herein. The Company has guaranteed all debt of M-W Corp. ($145.5 million outstanding at December 31, 1997, including current maturities) and certain other obligations arising in the ordinary course of business.
     The aggregate amounts of M-W Corp.'s debt maturities for the five years following 1997 are: 1998 - $305,000; 1999 - $277,000; 2000
     - $260,000; 2001 - $274,000; 2002 - $294,000 and $144,088,000
     thereafter.

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

                             * * * * *

MAIL-WELL, INC. AND SUBSIDIARIES                                    SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                      FOR THE YEAR ENDED DECEMBER 31,
                                     1997           1996         1995
Balance at beginning of period     $ 3,002        $ 1,965       $ 1,457
Charged to costs and expenses        1,045          2,057           923
Charged to other accounts (1)          838 (2)      1,160 (3)       775 (4)
Deductions (5)                      (1,876)        (2,180)       (1,190)
                                   -------        -------       -------
Balance at end of period           $ 3,009        $ 3,002       $ 1,965
                                   -------        -------       -------
                                   -------        -------       -------

(1)  Recoveries of accounts previously written off.
(2) Includes the beginning balances ($643) of the allowance for doubtful accounts for the companies acquired in 1997.
(3) Includes the beginning balances ($801) of the allowance for doubtful accounts for Quality Park Products, Inc., Pac
     National Group. and Shepard Poorman Communications Corporation.
(4) Includes the beginning balances ($718) of the allowance for doubtful accounts for Supremex, Inc. and Graphic Arts
     Center, Inc.
(5)  Accounts written off.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 16, 1998.

                             MAIL-WELL, INC.



                             By:  /s/ Gerald F. Mahoney
                                  ------------------------------------------
                                  Gerald F. Mahoney, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                            POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Roger Wertheimer and Mark Zoeller each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                  Title                                Date
---------                  -----                                ----

/s/ Gerald F. Mahoney      Chairman of the Board/               March 16, 1998
------------------------   Chief Executive Officer/Director
Gerald F. Mahoney


/s/ Paul V. Reilly         President, Chief Operating Officer   March 16, 1998
------------------------   and Director
Paul V. Reilly


/s/ Frank P. Diassi        Director                             March 16, 1998
------------------------
Frank P. Diassi


/s/ J. Bruce Duty          Director                             March 16, 1998
------------------------
J. Bruce Duty


/s/ Frank J. Hevrdejs      Director                             March 16, 1998
------------------------
Frank J. Hevrdejs


/s/ Jerome W. Pickholz     Director                             March 16, 1998
------------------------
Jerome W. Pickholz