Form 10-Q
period 1998-03-31
MAIL WELL INC
filed 1998-05-15
CIK 920321

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

            /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998


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

                                 Yes  /X/  No  / /

As of May 12, 1998, the Registrant had 43,051,001 shares of Common Stock, $0.01 par value, outstanding.

================================================================================

                       MAIL-WELL, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                    PAGE
                                                                    ----
Part I -  Financial Information
Item 1.   Financial Statements                                         3
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       10
Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                               17
Part II - Other Information
Item 1.   Legal Proceedings                                           17
Item 2.   Changes in Securities                                       17
Item 3.   Defaults upon Senior Securities                             17
Item 4.   Submission of Matters to a Vote of Securities Holders       17
Item 5.   Other Information                                           17
Item 6.   Exhibits and Reports on Form 8-K                            18

         PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
                       MAIL-WELL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                     (UNAUDITED)
                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
CURRENT ASSETS
   Cash and cash equivalents                           $  8,185       $ 37,587
   Receivables, net                                      59,288         38,436
   Accounts receivable -- other                           8,257          7,874
   Income tax receivable, net                               --           1,777
   Securitized interest in accounts receivable           42,598         22,319
   Inventories                                           96,732         78,143
   Deferred income taxes                                  2,493          2,410
   Other current assets                                   7,504          5,093
                                                       --------       --------
      Total current assets                              225,057        193,639
PROPERTY, PLANT AND EQUIPMENT -- NET                    279,766        223,390
DEFERRED FINANCING COSTS -- NET                           2,485          1,938
GOODWILL -- NET                                         220,988        153,524
OTHER ASSETS -- NET                                      15,038         13,710
                                                       --------       --------
TOTAL                                                  $743,334       $586,201
                                                       --------       --------
                                                       --------       --------

CURRENT LIABILITIES
   Accounts payable                                    $ 64,180       $ 42,572
   Accrued compensation and vacation                     27,102         26,533
   Accrued interest                                       4,114          4,337
   Income tax payable, net                                  659            --
   Other current liabilities                             26,313         26,913
   Current portion of long-term debt and
     capital leases                                         464            562
                                                       --------       --------
      Total current liabilities                         122,832        100,917
ACCRUED PENSION                                           1,174          1,174
CAPITAL LEASES                                               40          2,771
BANK BORROWINGS                                          95,710         60,193
SENIOR SUBORDINATED NOTES                                85,000         85,000
CONVERTIBLE SUBORDINATED NOTES                          152,050        152,050
DEFERRED INCOME TAXES                                    28,757         28,676
OTHER LONG TERM LIABILITIES                               5,439          5,519
                                                       --------       --------
      Total liabilities                                 491,002        436,300
                                                       --------       --------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                         3,500          3,500
                                                       --------       --------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value; 25,000
   shares authorized, none issued and outstanding           --              --
     Common stock, $0.01 par value; 100,000,000
      shares authorized, 42,846,406 and 37,679,638
      shares issued and outstanding, respectively
      (including 3,896,544 shares held by ESOP)             428            377
     Paid-in capital                                    192,494         99,843
     Retained earnings                                   59,317         49,807
     Unearned ESOP compensation                          (2,357)        (2,406)
     Cumulative foreign currency translation
      adjustment                                           (730)        (1,032)
     Pension liability adjustment                           (73)           (73)
     Unrealized loss, net of taxes, on securitized
      interest in accounts receivable                      (247)          (115)
                                                       --------       --------
      Total stockholders' equity                        248,832        146,401
                                                       --------       --------
TOTAL                                                  $743,334       $586,201
                                                       --------       --------
                                                       --------       --------

           See notes to unaudited consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED  MARCH 31,
                                                   -----------------------------
                                                        1998           1997
                                                      --------       --------
NET SALES                                             $274,705       $212,032

COST OF SALES
   Materials                                           116,205         89,958
   Labor and other                                      80,454         59,017
   Manufacturing                                        18,137         15,541
   Depreciation                                          4,620          3,355
   Waste recovery                                       (3,222)        (2,473)
                                                      --------       --------
      Total cost of sales                              216,194        165,398


GROSS PROFIT                                            58,511         46,634

OTHER OPERATING COSTS
   Selling                                              19,867         15,421
   Administrative                                       14,529         12,799
   Amortization                                          1,733          1,117
   (Gain) loss on disposal of assets                     ( 467)           871
                                                      --------       --------

      Total other operating costs                       35,662         30,208

OPERATING INCOME                                        22,849         16,426


OTHER EXPENSE
   Interest expense - debt                               5,589          4,554
   Interest expense - amortization of deferred
     financing costs                                        89            724
   Discount on sale of accounts receivable                 807          1,269
   Other income                                           (195)          (530)
                                                      --------       --------
INCOME BEFORE INCOME TAXES                              16,559         10,409

PROVISION FOR INCOME TAXES
   Current                                               4,371          2,551
   Deferred                                              2,678          1,877
                                                      --------       --------
NET INCOME                                            $  9,510       $  5,981
                                                      --------       --------
                                                      --------       --------

EARNINGS PER BASIC SHARE                              $   0.25       $   0.17
EARNINGS PER DILUTED SHARE                            $   0.22       $   0.16

WEIGHTED AVERAGE SHARES - BASIC                     38,154,942     35,553,099
WEIGHTED AVERAGE SHARES - DILUTED                   48,357,308     36,413,862


          See notes to unaudited consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1998           1997
                                                     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $   9,510      $   5,981

Adjustments to reconcile net income to cash
 provided by (used in) operations
   Depreciation                                          4,620          3,355
   Amortization                                          1,822          1,841
   Deferred tax provision                                2,678          1,877
   (Gain), loss on disposal of assets                     (467)           871
   ESOP compensation expense                               719             68
   Other                                                  (132)            20
Change in operating assets and liabilities
   Receivables                                         (32,982)         3,724
   Current income taxes                                   (302)           334
   Inventories                                          (4,559)       (3,034)
   Accounts payable                                      5,527        (1,193)
   Accrued interest                                       (223)       (1,658)
   Other working capital                                11,907        (1,128)
   Accrued pension, current and long term                 (219)          (40)
   Other assets and other long-term liabilities           (375)          443
                                                     ---------      --------
     Net cash provided by (used in) operating
       activities                                       (2,476)       11,461
                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs                                  (140,927)         (189)
   Capital expenditures                                (12,871)       (5,601)
   Proceeds from sale of property, plant and
       equipment                                           248            24
                                                     ---------      --------
     Net cash used in investing activities            (153,550)       (5,766)
                                                     ---------      --------
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock issuance                  92,018            44
   Cash overdrafts                                           -           361
   Proceeds from long-term debt                         93,098         7,000
   Repayments of long-term debt                        (59,107)      (11,333)
   Repayments of capital lease obligations                 (87)         (258)
                                                     ---------      --------
     Net cash provided by (used in) financing
       activities                                      125,922        (4,186)
                                                     ---------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    702          (314)
                                                     ---------      --------
INCREASE IN CASH AND CASH EQUIVALENTS                  (29,402)        1,195
BALANCE AT BEGINNING OF PERIOD                          37,587         9,656
                                                     ---------      --------
BALANCE AT END OF PERIOD                             $   8,185      $ 10,851
                                                     ---------      --------
                                                     ---------      --------
SUPPLEMENTAL DISCLOSURES
   Cash paid for interest                            $   5,812      $  6,211
   Cash paid for taxes                                   2,178         2,803


          See notes to unaudited consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
1.   BASIS OF PRESENTATION

   NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (the "Company") is one of the largest printers in North America, specializing in custom envelopes, high quality printed materials, labels, business communications documents and filing products. Within envelope printing and filing products, the Company competes primarily in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures stock envelopes sold in the office products and merchant/printer markets. The Company is also a leading high impact commercial printer specializing in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and is recognized as an innovative provider of quality printed products to leading companies in the United States. With acquisitions in early 1998, the Company is now a major printer of custom business communications documents for the distributor market and a major printer of glue-applied paper labels for the beverage, food and household products industries. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION -- The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange. These financial statements include the accounts of the Company and all significant intercompany accounts and transactions have been eliminated.

   INTERIM FINANCIAL INFORMATION -- The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the Company's fiscal year ending December 31, 1998. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the three months ended March 31, 1998 and 1997.

   EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")-- Unearned ESOP compensation balance is presented in the accompanying financial statements as a reduction of equity. As the ESOP shares are allocated to participants, the unearned ESOP compensation balance will decrease and compensation expense will be recorded.

   AUTHORIZED CAPITAL STOCK -- At the Company's annual meeting on April 29, 1998, the shareholders approved an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance to a total of 100,000,000 shares.

   RECLASSIFICATION -- Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

   OTHER COMPREHENSIVE INCOME-- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, components of other comprehensive income (loss) are as follows,

                                      Balance          Current           Balance
                                      January 1     Period Change        March 31,
                                   --------------   -------------   ----------------
 (in thousands)                      1998    1997    1998    1997     1998     1997
                                   -------  -----   -----   -----   -------   ------
 Cumulative foreign currency
  translation adjustment           $(1,032) $(115)  $ 302   $(140)  $  (730)  $(255)
 Pension liability adjustment          (73)  (110)      0       0       (73)   (110)
 Unrealized loss, net of taxes,
  on securitized interest in
  accounts receivable                 (115)   (49)   (132)      0      (247)    (49)
                                   -------  -----   -----   -----   -------   -----
 Accumulated other comprehensive
  income (loss)                    $(1,220) $(274)  $ 170   $(140)  $(1,050)  $(414)
                                   -------  -----   -----   -----   -------   -----
                                   -------  -----   -----   -----   -------   -----

   EARNINGS PER SHARE -- In June 1997, the Company's common stock split 3:2 and in May 1998 the Company declared a 2:1 stock split effective June 1, 1998; all share and per share information have been retroactively restated to reflect these splits. In 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings Per Share" ("SFAS 128"). The Company has adopted SFAS 128 resulting in the restatement of earnings per share for all prior periods. Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings. Common shares outstanding excludes unallocated shares issued under the ESOP.

                                                      INCOME       SHARES     PER-SHARE
 (in thousands, except share and per share amounts) (NUMERATOR) (DENOMINATOR)   AMOUNT
                                                    ----------- ------------- ---------
 FOR THE THREE MONTHS ENDED MARCH 31, 1998,
   EARNINGS PER BASIC SHARE
   Income available to common stockholders            $ 9,510     38,154,942     $0.25
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                   1,954,260
   Convertible subordinated notes                       1,083      8,002,634
   Other                                                             245,472
   EARNINGS PER DILUTED SHARE
   Income available to common stockholders
     including assumed conversions                    $10,593     48,357,308     $0.22

 FOR THE THREE MONTHS ENDED MARCH 31, 1997,
   EARNINGS PER BASIC SHARE
   Income available to common stockholders            $ 5,981     35,553,099     $0.17
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                     812,613
   Other                                                              48,150
   EARNINGS PER DILUTED SHARE
   Income available to common stockholders
     including assumed conversions                    $ 5,981     36,413,862     $0.16


3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

 INVENTORIES:

                                       MARCH 31, 1998   DECEMBER 31, 1997
                                       --------------   -----------------

   Raw materials                           $ 39,095         $ 30,308
   Work in process                           11,818            9,458
   Finished goods                            49,147           41,270
   Reserve for obsolescence and loss         (3,328)          (2,893)
                                           --------         --------
   Total                                   $ 96,732         $ 78,143
                                           --------         --------
                                           --------         --------
   PROPERTY, PLANT AND EQUIPMENT:

   Land and land improvements              $ 14,918         $ 12,459
   Buildings                                 63,542           52,817
   Leasehold improvements                     6,564            4,914
   Machinery and equipment                  196,840          162,112
   Furniture and fixtures                     4,108            3,730
   Automobiles and trucks                       761              771
   Computers and software                    13,803           11,745
   Construction in progress                  18,873           10,435
                                           --------         --------
                                            319,409          258,983
   Less accumulated depreciation            (39,643)         (35,593)
                                           --------         --------
   Total                                   $279,766         $223,390
                                           --------         --------
                                           --------         --------

4.   LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                            INTEREST RATE AT
                                             MARCH 31, 1998   MARCH 31, 1998  DECEMBER 31, 1997
                                            ----------------  --------------  -----------------
   Bank borrowings:
     Unsecured line of credit, due
      March 31, 2003
       Mail-Well I Corporation                                   $      -         $      -
       Supremex                                   5.375%           90,238                -
     Demand note
       Supremex                                                         -           55,393
   Senior Subordinated Notes, due 2004             10.5%           85,000           85,000
   Convertible Subordinated Notes, due 2002         5.0%          152,050          152,050
   Other                                                            5,777            5,105
                                                                 --------         --------
                                                                  333,065          297,548
   Less current maturities                                           (305)            (305)
                                                                 --------         --------
   Long-term debt                                                $332,760         $297,243
                                                                 --------         --------
                                                                 --------         --------

   On March 18,1998, the Company closed a new bank facility totaling $300 million with Bank of America, the lead agent for its syndicate of banks. The new bank facility consists of a five-year unsecured line of credit. Proceeds from the unsecured line of credit were used to repay the Demand Note outstanding at December 31, 1997.

   The indenture to the Senior Subordinated Notes contains restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside the Company, pay dividends or repurchase shares of common stock. In addition the Company is required to satisfy financial covenants.

   The Convertible Subordinated Notes constitute unsecured subordinated obligations of the Company. They are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $38.00 per share, or $19.00 per share after the 2:1 stock split effective June 1, 1998. In addition, the Company may be required to repurchase the Notes at a price of 101% of the principal amount, plus interest, upon occurrence of certain events constituting a change of control of the Company.

5.   COMMON STOCK ISSUANCE

On February 11, 1998, the Company completed the sale of 6,000,000 shares of its Common Stock, adjusted for the 2:1 stock split, at a price of $19.625 per share through a group of underwriters led by Prudential Securities Incorporated. Of these shares, 4,864,600 were sold by the Company and 1,135,400 were sold by a group of shareholders. Proceeds from the sale of common stock by the Company of $91.2 million, net of underwriting discounts and commissions, were used for general corporate purposes. An additional $0.8 million in proceeds was received on the exercise of options in the first quarter of 1998.

6.   STOCK OPTIONS

   On February 4, 1998, the Company's Board of Directors adopted a non-qualified stock option plan (the "1998 Plan") for key employees and directors authorizing future grants of stock options to purchase up to 1,000,000 shares of the Company's common stock, adjusted for the 2:1 stock split. The 1998 Plan will be administered by the Compensation Committee of the Board, and key employees and directors of the Company and its affiliates may receive options as determined by the Committee in its discretion. The exercise price of options granted under the 1998 Plan shall not be less than 100% of the fair market value of the Company's common stock on the date of the grant.

7.   ACQUISITIONS

   The statements of operations include the operations of acquisitions, all of which have been accounted for under the purchase method of accounting, from their acquisition date.

   On January 6, 1998, the Company acquired the stock of  Poser Business
Forms, Inc., ("Poser"). Poser is the second largest U.S. printer of custom business communications documents for the distributor market and has annual sales of $90 million. Poser, headquartered in Fairhope, Alabama, has a nation-wide network of 14 plants producing four-color process printing, labels, envelopes, loose-leaf products, laser cut-sheets and business forms. Poser also has two high-growth trademarked products, VersaSeal, a self-mailing system, and Security Guard, a line of documents with special security protection. This acquisition launches the Company in a new highly fragmented, growing operating segment

   On March 3, 1998, the Company acquired substantially all the assets of Rono Graphic Communications Co. and Hicks-Chatten Engraving Company ("Rono"). Rono is a printer specializing in high-quality posters, annual reports, advertising and point-of-purchase displays with $12 million in annual sales located in Portland, Oregon.

   On March 10, 1998, the Company acquired substantially all the assets of the Lawson Mardon Packaging USA, Inc. label division subsequently renamed Mail-Well Label ("MW Label"). MW Label is the second largest supplier of glue-applied labels in North America, providing premium and conventional labels, in-mold labels, postcards and graphic services to the food, beverage and consumer household products markets. Headquartered in Toronto, Ontario, with plants in Montreal, Quebec; Leamington, Ontario; Baltimore, Maryland; and Sparks, Nevada, MW Label has annual sales of $81 million. This acquisition also launches the Company in a new highly fragmented segment of the printing industry.

   On March 27, 1998, the Company acquired the stock of Denver Forms Company ("Denver Forms"). Denver Forms is a business communications documents and specialty printing manufacturer based in Denver, Colorado with annual sales of $12 million.

   On March 27, 1998, the Company acquired the stock of the National Graphics Company ("Natl Graphics"). Natl Graphics is a forms distributor based in Denver, Colorado with annual sales of $8 million.

   On March 27, 1998, the Company acquired substantially all the assets of EPX DENVER ("EPX"). EPX is a business communications documents and specialty printing manufacturer based in Denver, Colorado with annual sales of $4 million.

   On April 8, 1998, the Company acquired substantially all the assets of Blue Line Envelope ("Blue Line"). Blue Line, located in Montreal, Quebec, is an envelope manufacturer for office products outlets and stationers in Canada with annual sales of $6 million.

   On April 21, 1998, the Company acquired the stock of South Press, Inc. ("South Press"). South Press is a high quality printer located in Dallas, Texas with annual sales of $12 million.

   On May 5, 1998, the Company acquired the stock of Century Index Corporation ("Century"). Century is a manufacturer of filing products located in Anaheim, California, with annual sales of $8 million.

   On May 11, 1998, the Company acquired substantially all the assets of the International Paper label division ("IP Label"). IP Label located in Bowling Green, Kentucky, prints labels for consumer products and has annual sales of $30 million.

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

OVERVIEW


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1998            1997
                                                       -----------       ----------
Net sales
   U.S. Envelope                                       $  172,202        $  139,700
   Canadian Envelope                                       28,197            31,616
   High Impact Color Printing                              48,684            40,716
   Business Communications Documents                       21,597                 0
   Consumer Products Labels                                 4,025                 0
                                                       -----------       ----------
Total net sales                                           274,705           212,032
                                                       -----------       ----------
Cost of sales
   U.S. Envelope                                          135,619           108,323
   Canadian Envelope                                       20,146            22,777
   High Impact Color Printing                              39,315            33,702
   Business Communications Documents                       17,627                 0
   Consumer Products Labels                                 3,153                 0
   Corporate                                                  334               596
                                                       -----------       ----------
Total cost of sales                                       216,194           165,398
                                                       -----------       ----------
Gross profit                                               58,511            46,634
                                                       -----------       ----------
Operating expenses
   U.S. Envelope                                           19,222            16,733
   Canadian Envelope                                        3,556             4,570
   High Impact Color Printing                               6,821             5,165



   Business Communications Documents                        2,364                 0
   Consumer Products Labels                                   609                 0
   Corporate                                                3,090             3,740
                                                       -----------       ----------
Total operating expenses                                   35,662            30,208
                                                       -----------       ----------
Operating income                                           22,849            16,426
   Interest expense - debt                                  5,589             4,554
   Interest expense - amortization of
      deferred financing costs                                 89               724
   Discount on sale of accounts receivable                    807             1,269
   Other income                                              (195)             (530)
   Income tax expense                                       7,049             4,428
                                                       -----------       ----------
Net income                                             $    9,510        $    5,981
                                                       -----------       ----------
                                                       -----------       ----------

OVERALL OPERATING RESULTS
Sales for the quarter ended March 31, 1998 rose $62.7 million, or 30%, from the quarter ended March 31, 1997. Net income for the quarter ended March 31, 1998 increased by $3.5 million ($0.05 per diluted share), or 59%, compared with the prior year period. During the most recent quarter the Company continued to focus its efforts on the operations of recently acquired businesses. These efforts included establishing the strategic direction in the two new operating segments, Business Communications Documents and Consumer Products Labels, entered via acquisitions in 1998. In addition, the Company reviewed acquired operations in existing operating segments to determine changes in cost structures and marketing strategy.

ACQUISITIONS
The presentation below summarizes the Company's acquisitions,



                                                                                                                   ESTIMATED
                                                                                       MONTH        OPERATING        ANNUAL
                                                              LOCATION                AQUIRED        SEGMENT         SALES
                                                       -------------------------   -------------    ----------   ------------
     1995 ACQUISITIONS                                                                                             (MILLIONS)
     Supremex, Inc. ("Supremex")                                Canada                  July          Envelope       $   93
     Graphic Arts Center, Inc. ("GAC")                     Portland, Oregon            August       High Impact         150
          Aggregate purchase price was $148.1
          million, with $71.2 million                                                                                --------
          goodwill recorded                                                                                             243

     1996 ACQUISITIONS
     Quality Park Products, Inc. ("Quality")             St. Paul, Minnesota           April          Envelope           80
     Pac National Group Products, Inc. ("PNG")                  Canada                 August         Envelope           30
     Shepard Poorman Communications Corp ("SP")         Indianapolis, Indiana         December      High Impact          50
          Aggregate purchase price was $68.2
          million, with $17.7 million                                                                                --------
          goodwill recorded                                                                                             160

     1997 ACQUISITIONS
     Griffin Envelope, Inc. ("Griffin")                  Seattle, Washington            June          Envelope           12
     The Allied Printers ("Allied")                      Seattle, Washington            July        High Impact          17
     Murray Envelope Corporation ("Murray")            Hattiesburg, Mississippi         July          Envelope           48
     National Color Graphics, Inc. ("NCG")                Atlanta, Georgia           September      High Impact          23
     Intertec Mailing Services ("MW Services")          Nashville, Tennessee          October         Envelope            7
     Cambridge, Maryland plant of Western               Cambridge, Maryland           December        Envelope           33
        Graphics Communications ("MW Graphics")
          Aggregate purchase price was $87.0
          million, with $32.7 million                                                                                --------
          goodwill recorded                                                                                             140

     FIRST QUARTER 1998 ACQUISITIONS
     Poser Business Forms, Inc. ("Poser")                 Fairhope, Alabama            January       Documents           90
     Rono Graphic Communications Co. ("Rono")              Portland, Oregon             March       High Impact          12

                                     11

     Lawson Mardon Label Division ("MW Label")             Toronto, Ontario             March         Labels             81
     Denver Forms Company  ("Denver Forms")                Denver, Colorado             March        Documents           12
     National Graphics Company ("Natl Graphics")           Denver, Colorado             March         Envelope            8
     EPX Denver ("EPX")                                    Denver, Colorado             March        Documents            4
          Aggregate purchase price was $140.9
          million, with $68.8 million                                                                                --------
          goodwill recorded                                                                                             207



All of the acquisitions have been accounted for under the purchase method of accounting. Accordingly the historical results of operations of the Company include results of operations of each of the acquisitions from their date of purchase. The table below presents the historical sales and cost of sales of the Company adjusted to show the effects of the acquisitions as if the acquisitions had occurred on January 1 of the year prior to their actual purchase date.

                                                                              Three Months Ended  March 31,
                                                                              -----------------------------
                                                                                    1998            1997
                                                                              --------------    -----------
 Net sales as reported                                                          $  274,705        $ 212,032
     1997 acquisitions in the aggregate                                                  0           37,037
     1998 acquisitions in the aggregate                                             21,967           51,258
                                                                              --------------    -----------
 Net sales, pro forma                                                              296,672          300,327
                                                                              --------------    -----------
 Cost of sales, as reported                                                        216,194          165,398
         1997 acquisitions in the aggregate                                              0           29,875
     1998 acquisitions in the aggregate                                             17,768           40,923
                                                                              --------------    -----------
 Cost of sales, pro forma                                                          233,962          236,196
                                                                              --------------    -----------
 Gross profit, as reported                                                      $   58,511        $  46,634
                                                                              --------------    -----------
                                                                              --------------    -----------
                                                                                     21.3%            22.0%
 Gross profit, pro forma                                                        $   62,710        $  64,131
                                                                              --------------    -----------
                                                                              --------------    -----------
                                                                                     21.1%            21.4%

RESULTS OF OPERATIONS


  U.S. ENVELOPE

  The following table presents historical financial data for the U.S. Envelope operations of the Company, including acquisitions from their purchase dates.

                                                                              QUARTER ENDED MARCH 31,
                                                                             -------------------------
                                                                                1998             1997
                         -----------------------------------------------------------------------------------
                         (DOLLARS IN THOUSANDS)                            $        %       $         %
                         -----------------------------------------------------------------------------------
                         Net sales                                         $172,202  100.0  $139,700   100.0
                         Cost of sales                                      135,619   78.7   108,323    77.5
                         Operating expenses                                  19,222   11.2    16,733    12.0
                                                                           --------- -----  ---------  ------
                         Operating income                                  $ 17,361   10.1  $ 14,644    10.5
                                                                           --------- -----  ---------  ------
                                                                           --------- -----  ---------  ------


QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997


  NET SALES -- Net sales increased by $32.5 million (23.3%) for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997, due primarily to acquisitions. Excluding acquisitions, the average selling price per thousand units decreased 3.4% to $18.80 for the quarter ended March 31, 1998, from the same period in the prior year. However, because of its ability to pass through paper cost fluctuations to customers, the Company uses volumes of units sold and material gross margin (that is, net sales less net cost of materials) per thousand units as revenue trend indicators in its envelope operations. Again excluding acquisitions, unit volume increased 6.9% to 7.7 billion units in the first quarter of 1998 from 7.2 billion units in the same quarter in 1997. Material gross margin per thousand units, excluding acquisitions, decreased 4.3% to $10.79 in the first quarter of 1998 from $11.27 in the year-ago period. Overall material gross margin dollars increased 24.8% in the first quarter of 1998 compared to the same period in 1997, with 22.7% of this increase coming from acquisitions.


  COST OF SALES -- Total cost of sales, as a percentage of sales, increased from 77.5% in the first quarter of 1997 to 78.7% in the first quarter of 1998, primarily as a result of the decrease in average selling price. Cost of sales includes materials, net of waste recovery revenue, labor, depreciation and other manufacturing costs. Net material cost, as a percent of sales, decreased from 42.1% for the first quarter of 1997 to 41.3% for the first quarter of 1998. All other manufacturing costs, as a percent of sales, increased to 37.4% in the first quarter of 1998 from 35.5% in the first quarter of 1997. The majority of this shift is due to sales mix changes resulting from acquisitions. Excluding acquisitions, net material cost, as a percent of sales, increased 0.5% to 42.6% in the first quarter of 1998 from the year earlier period due to increased paper costs. Again excluding acquisitions, all other manufacturing costs decreased 0.3% to 29.6% in the first quarter of 1998 from the year earlier period due to efficiency improvements attributable to ongoing consolidation activities and new equipment installations.


  OPERATING EXPENSES -- For the first quarter ended March 31, 1998, operating expenses decreased to 11.2% of sales from 12.0% of sales in the same period in 1997. This decline is due to the continuing consolidation and reorganization of our envelope operations including acquisitions.

  CANADIAN ENVELOPE

  The following table presents financial information with respect to the Canadian Envelope operations (Supremex), including acquisitions from their purchase dates. All amounts are in U.S. dollars.



                                                                              QUARTER ENDED MARCH 31,
                                                                             -------------------------
                                                                                1998             1997
                         -----------------------------------------------------------------------------------
                         (DOLLARS IN THOUSANDS)                            $        %       $         %
                         -----------------------------------------------------------------------------------
                         Net sales                                         $28,197   100.0  $31,616    100.0
                         Cost of sales                                      20,146    71.5   22,777     72.0
                         Operating expenses                                  3,556    12.6    4,570     14.5
                                                                           --------- -----  ---------  ------
                         Operating income                                  $ 4,495    15.9  $ 4,269     13.5
                                                                           --------- -----  ---------  ------
                                                                           --------- -----  ---------  ------

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997


  NET SALES -- Net sales for the first quarter of 1998 were down 10.8% compared to the first quarter of 1997. The average selling price was down 8.3% primarily due to a 5.0% reduction in the average exchange rate in the first quarter of 1998 compared to the same period in 1997. Again, due to the ability to pass through material cost changes to customers, the Company primarily uses unit sales and material gross margin (that is, net sales less net cost of materials) per thousand units as revenue trend indicators in its envelope operations. Unit sales declined 2.0% to 1.5 billion in the first quarter of 1998 from the first quarter of 1997, which is attributable to exiting certain low margin markets served by PNG prior to acquisition. Material gross margin per thousand units decreased 5.7% in the first quarter of 1998 compared to the first quarter of 1998 due primarily to the 5.0% reduction in the average exchange rate.


  COST OF SALES -- Total cost of sales, as a percentage of sales, decreased from 72.0% in the first quarter of 1997 to 71.5% in the first quarter of 1998. Cost of sales includes materials, net of waste recovery revenue, labor, depreciation and other manufacturing costs. Net material costs, as a percent of sales, increased to 45.0% in the first quarter of 1998 compared to 44.1% in the first quarter of 1997 due to increased paper costs. All other manufacturing costs however decreased, as a percent of sales, 1.4% in the first quarter of 1998 compared to the same period in 1997, primarily due to the successful integration of PNG operations with Supremex.

  OPERATING EXPENSES - As a percentage of net sales, operating expenses decreased to 12.6% for the quarter ended March 31, 1998, from 14.5% in the same quarter of 1997. Operating expenses decreased 22.2% in the first quarter of 1998 compared to the prior year period due to the complete assimilation of the PNG operations.


HIGH IMPACT COLOR PRINTING

  The following table presents financial information with respect to the High Impact Color Printing (GAC) operations including acquisitions from their purchase dates.

                                                                              QUARTER ENDED MARCH 31,
                                                                             -------------------------
                                                                                1998             1997
                         -----------------------------------------------------------------------------------
                         (DOLLARS IN THOUSANDS)                            $        %       $         %
                         -----------------------------------------------------------------------------------
                         Net sales                                         $48,684   100.0  $40,716    100.0
                         Cost of sales                                      39,315    80.8   33,702     82.8
                         Operating expenses                                  6,821    14.0    5,165     12.7
                                                                           --------- -----  ---------  ------
                         Operating income                                $   2,548     5.2  $ 1,849      4.5
                                                                           --------- -----  ---------  ------
                                                                           --------- -----  ---------  ------

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

  NET SALES -- Net sales increased by $8.0 million (19.6%) for the first quarter of 1998 compared to the first quarter of 1997. This increase in net sales includes $9.9 million of net sales related to acquisitions which is offset by a $1.9 million decrease in net sales at other print facilities, primarily Indianapolis and San Francisco. Continuing declines in the computer book segment, due to higher utilization of electronic medium, is the major factor in San Francisco, while a temporary decrease in volumes with a single customer is the reason for reduced sales in Indianapolis.


  COST OF SALES -- Cost of sales expressed as a percent of sales decreased to 80.8% in the first quarter of 1998 from 82.8% in the year-ago quarter. Increased list paper prices, due to product mix variations, had a negligible effect resulting in a 0.3% decrease in overall material costs, expressed as a percent of sales, in the first quarter of 1998 compared to the year-ago quarter. Other manufacturing costs decreased 1.7% to 44.6% of sales in the first quarter of 1998 compared to the prior year first quarter. This reduction is the result of continuing manufacturing improvements and the assimilation of acquisitions into GAC's management systems.


  OPERATING EXPENSES -- As a percent of sales, operating expense increased from 12.7% in the first quarter of 1997 to 14.0% in the first quarter of 1998. Selling expenses, as a percent of sales, increased 1.8% to 10.6% in the first quarter of 1998 compared to the year ago period due to the addition of sales staff in our effort to increase market share. Administrative expenses as a percent of sales decreased 0.8% as a result of assimilating acquisitions and continuing efficiency improvements.


  CORPORATE EXPENSES


  COST OF SALES -- OPERATING LEASE EXPENSES - To maintain consistency within and between the operating segments the Company treats major equipment additions as purchases at the operating segment level. Adjustments are made at the corporate level for equipment financed under operating lease commitments to comply with appropriate accounting treatment. The decline in the net cost differential recorded at the corporate level for operating lease reclassifications in the first quarter of 1998 compared to 1997 is the result of transferring a large share of the operating leases to a new lessor under more favorable lease rates.


  OPERATING EXPENSES -- Total operating expenses decreased by $0.6 million to $3.1 million in the first quarter of 1998 compared to $3.7 million in the first quarter of 1997. Included in corporate operating expense is amortization expense relating to goodwill, which increased $0.6 million in the first quarter of 1998 compared to the year ago period as the result of ongoing acquisition activity. Also included in operating expenses is the
(gain) loss on disposal of assets amounting to ($0.5) and $0.9 million, respectively for the first quarter of 1998 and 1997. The gain on disposal of assets in the first quarter of 1998 relates to the disposal of an excess warehouse facility in Portland, offset by minor losses arising from other equipment disposals. The majority of the first quarter 1997 loss on disposal of assets relates to building and equipment losses arising from the closing of the Pittsburgh warehouse and reorganizations of the plants in Salt Lake City and Chicago. Other corporate operating expenses increased only $0.1 million in the first quarter of 1998 compared to the same period in 1997.


  INTEREST EXPENSE-DEBT -- Interest expense increased $1.0 million in the first quarter of 1998 compared to the first quarter of 1997 primarily as a result of the issuance in November 1997 of the Convertible Subordinated Notes in the amount of $152.1 million. The first quarter 1998 interest expense of $1.9 million on the Convertible Subordinated Notes is offset by lower interest expense on bank borrowings attributable to lower average bank debt balances for the first quarter of 1998 compared to the year-ago period and lower average interest rates. The average outstanding bank debt was $77.8 million in the first quarter of 1998 compared to $132.4 million in the first quarter of 1997. The related average interest rate was 5.64% for the first quarter of 1998 compared to 7.65% for the first quarter of 1997.

  INTEREST EXPENSE-AMORTIZATION OF DEFERRED FINANCING COSTS -- The Company wrote off deferred financing costs of $6.1 million relating to bank debt which was repaid in November 1997, which accounts for the decrease in the amortization of deferred financing costs in the first quarter of 1998 compared to the first quarter of 1997.

  DISCOUNT ON SALE OF ACCOUNTS RECEIVABLE -- This amount represents expenses related to the accounts receivable securitization program, including interest
and associated utilization fees.   The average receivables sold under this
agreement in the first quarter of 1998 were $44.3 million compared to $71.0 million in the first quarter of 1997 accounting for the decrease in expense in the first quarter of 1998.


  OTHER (INCOME) EXPENSE -- This line item includes interest income earned from the investment of funds in cash equivalents of $0.2 million in both the first quarter of 1998 and 1997. Also in the first quarter of 1997 a $0.3 million foreign exchange gain was included in this line.


  INCOME TAXES -- The effective tax rate for the first quarter of 1998 and 1997 was 42.6% and 42.5%, respectively. The effective tax rate for both periods was higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution are not tax deductible.



LIQUIDITY AND CAPITAL RESOURCES

  HISTORICAL CASH FLOW -- Net cash used in operating activities was $2.5 million for the first quarter of 1998 as compared to $11.5 million provided by operating activities in the first quarter of 1997. This reduction in cash flow is attributable to a $14.0 million decrease in accounts receivables sold under the securitization program as bank debt was restructured and we had less need to sell accounts receivable. Capital expenditures totaled $12.9 million for the first quarter of 1998 as compared to $5.6 million for the first quarter of 1997. Acquisition costs totaled $140.9 million in the first quarter of 1998 compared to $0.2 million in the first quarter of 1997.


  COMMON STOCK ISSUANCE -- In February 1998 the Company sold 4,864,600 shares of its Common Stock at a price of $19.625 per share, adjusted for the 2:1 split, through a group of underwriters led by Prudential Securities Incorporated. Proceeds from the sale of stock of $91.2 million were used for general corporate purposes. An additional $0.8 million in proceeds was received on the exercise of options in the first quarter of 1998.

  DEBT OBLIGATIONS -- In March 1998 the Company closed a new five-year unsecured line of credit for up to $300.0 million with the Bank of America, the lead agent for a syndicate of banks, at an interest rate of LIBOR plus a margin based on our leverage ratio. The effective interest rate at March 31, 1998, was 5.375% and the available credit under this facility was $209.8 million. Bank borrowings at March 31, 1998, were $90.2 million compared to $131.9 million at March 31, 1997. The Senior Subordinated Notes outstanding of $85.0 million, at an interest rate of 10.5%, remained unchanged from March 31, 1997, to March 31, 1998. In November 1997 the Company issued Convertible Subordinated Notes in the amount of $152.1 million, with an interest rate of 5.0%. The Convertible Subordinated Notes constitute unsecured subordinated obligations of the Company and they are convertible at the option of the holder into common stock of the Company at a conversion price of $38.00 per share, or $19.00 per share after the 2:1 stock split effective June 1, 1998. Proceeds from the Convertible Subordinated Notes were used to pay off existing bank debt with a higher interest rate.

  CAPITAL REQUIREMENTS -- The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend approximately $30.0 to $35.0 million per year on capital expenditures exclusive of acquisitions. In addition the Company expects to spend and capitalize approximately $7.0 million in 1998 and 1999 to upgrade its existing computer systems. The Company completed an assessment of all computer systems in 1997 addressing "Year 2000" among other issues. Management presently believes that with the planned modifications to existing software in process and conversions to new software, as discussed above, the "Year 2000" issues will be mitigated. The estimated expense to modify existing software for "Year 2000" is not considered material. The Company expects to use net cash from operations and/or bank and leasing company borrowings to fund these expenditures.

RECENT DEVELOPMENTS

  POSTAL RATE INCREASE -- The U.S. Postal Service announced proposed rate increases of approximately 4% for direct mail and 3% for first class mail.
In addition, a 6% rate decrease was proposed for prepaid, courtesy reply envelopes. The proposed postal rate increases are significantly less than the cumulative rate of inflation since the last postal rate increases.
Management does not anticipate that these postal rate increases will go into effect until late 1998 or early 1999 and, if implemented, does not anticipate they will negatively impact mail volume.


  AUTHORIZED CAPITAL STOCK -- At the April 29, 1998, annual stockholders meeting the shareholders approved an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized for issuance from 30,000,000 to 100,000,000 shares.


  ACQUISITIONS -- Acquisitions pending or closed subsequent to March 31, 1998, are as follows,
     On March 23, 1998, the Company announced that it had signed a letter of intent to acquire International Paper's Label Division located in Bowling Green, KY. The Division had 1997 sales of approximately $30 million and the acquisition was completed on May 11, 1998.
     On April 8, 1998, the Company announced that it had acquired Blue Line Envelope, based in Montreal, Canada. Blue Line, an envelope manufacturer for office products outlets and stationers in Canada, had 1997 sales of approximately $6 million.
     On April 21, 1998, the Company acquired South Press, Inc., a high quality printer based in Dallas, TX. South Press had 1997 sales of approximately $12 million.
     On April 28, 1998, the Company announced the signing of a definitive agreement to acquire Anderson Lithographic, a leading high impact commercial printer specializing in annual reports, automobile brochures and promotional materials. Anderson Lithographic is based in Los Angeles, CA, and had 1997 sales approximating $135 million. The acquisition is still pending final agreement.
     On May 5, 1998, the Company acquired the Century Index Corporation, a manufacturer of filing products located in Anaheim , CA. Century had 1997 sales of approximately $8 million.





ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK --None

PART II -- OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS -- None

ITEM 2.--CHANGES IN SECURITIES -- None

ITEM 3.--DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS-- None


ITEM 5.--OTHER INFORMATION - NONE

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

2 Articles of Merger to effect reincorporation of the Company in Colorado effective May 30, 1997

3 (i)     Articles of Incorporation of the Company

3 (ii)    Bylaws of the Company

4.1* Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company.

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

10.40 Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 1995 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee -- incorporated by reference from exhibit 10.40 of the Company's Form 10-K for the year ended December 31, 1996.

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

10.57     Company's Allied Acquisition Non-Qualified Stock Option Plan.

10.58*    Mail-Well, Inc. 1998 Incentive Stock Option Plan

10.59* Mail-Well, Inc. 1998 Incentive Stock Option Plan Incentive Stock Option Agreement

10.60* Credit Agreement dated as of March 16, 1998 among Mail-Well I Corporation, certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto

10.61* Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto

10.62* Participation Agreement dated as of December 15, 1997 among Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto

10.63* Equipment Lease dated as of December 15, 1997 among Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto

10.64* Guaranty Agreement dated as of December 15, 1997 among Mail-Well, Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto

10.65 Stock Purchase Agreement dated as of December 15, 1997 among Mail-Well I Corporation and Poser Business Forms, Inc. and other Selling Shareholders party thereto, incorporated by reference from the Company's report on Form 8-K dated January 6, 1998

10.66 Asset Purchase Agreement dated as of January 31, 1998 among Lawson Mardon Packaging USA, Inc (USA), incorporated by reference from the Company's report on Form 8-K dated March 10, 1998

10.67 Asset Purchase Agreement dated as of January 31, 1998 among 3014597 Nova Scotia Company and Lawson Mardon Packaging Inc. (Canada), incorporated by reference from the Company's report on Form 8-K dated March 10, 1998

27.1* Financial Data Schedule - as of and for the three months ended March 31, 1998

27.2* Financial Data Schedule - Quarters 1, 2 and 3 of 1997 and fiscal year ended December 31, 1996

27.3* Financial Data Schedule - Quarters 1, 2 and 3 of 1996 and fiscal year ended December 31, 1995

* Filed herewith.

         (b) Reports on Form 8-K

1. Current report filed on Form 8-K dated as of January 6, 1998 in connection with the acquisition of Poser Business Forms, Inc.

2. Current report on Form 8-K dated as of February 17, 1998 in connection with the public sale of 2,432,300 shares of the Company's common stock through a group of underwriters.

3. Current report filed on Form 8-K dated as of March 10, 1998 in connection with the acquisition of the North American label division of Lawson Mardon Packaging.

                                     SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             MAIL-WELL, INC.
                                             (Registrant)


                                             By /s/ PAUL V. REILLY
                                               ---------------------

                                                    Paul V. Reilly
                                                    President,
                                                    Chief Operating Officer

May 12, 1998