Form 10-Q/A
period 1998-03-31
MAIL WELL INC
filed 1998-07-09
CIK 920321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                 AMENDMENT NO. 1 TO

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

                                                                           Page
                                                                           ----
Part I -   Financial Information
Item 1.    Financial Statements..........................................    3


           PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
                          MAIL-WELL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                       MARCH 31,   DECEMBER 31,
                                                                            1998           1997
CURRENT ASSETS

   Cash and cash equivalents . . . . . . . . . . . . . . . . . .       $   8,185      $  37,587
   Receivables, net. . . . . . . . . . . . . . . . . . . . . . .          59,288         38,436
   Accounts receivable -- other. . . . . . . . . . . . . . . . .           8,257          7,874
   Income tax receivable, net. . . . . . . . . . . . . . . . . .             --           1,777
   Securitized interest in accounts receivable . . . . . . . . .          42,598         22,319
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          96,732         78,143
   Deferred income taxes . . . . . . . . . . . . . . . . . . . .           2,493          2,410
   Other current assets. . . . . . . . . . . . . . . . . . . . .           7,504          5,093
                                                                       ---------      ---------
    Total current assets . . . . . . . . . . . . . . . . . . . .         225,057        193,639
PROPERTY, PLANT AND EQUIPMENT -- NET . . . . . . . . . . . . . .         279,766        223,390
DEFERRED FINANCING COSTS -- NET. . . . . . . . . . . . . . . . .           2,485          1,938
GOODWILL -- NET. . . . . . . . . . . . . . . . . . . . . . . . .         220,988        153,524
OTHER ASSETS -- NET. . . . . . . . . . . . . . . . . . . . . . .          15,038         13,710
                                                                       ---------      ---------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 743,334      $ 586,201
                                                                       ---------      ---------
                                                                       ---------      ---------
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       $  64,180      $  42,572
   Accrued compensation and vacation . . . . . . . . . . . . . .          27,102         26,533
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . .           4,114          4,337
   Income tax payable, net . . . . . . . . . . . . . . . . . . .             659            --
   Other current liabilities . . . . . . . . . . . . . . . . . .          26,313         26,913
   Current portion of long-term debt and capital leases. . . . .             464            562
                                                                       ---------      ---------
     Total current liabilities . . . . . . . . . . . . . . . . .         122,832        100,917
ACCRUED PENSION. . . . . . . . . . . . . . . . . . . . . . . . .           1,174          1,174
CAPITAL LEASES . . . . . . . . . . . . . . . . . . . . . . . . .              40          2,771
BANK BORROWINGS. . . . . . . . . . . . . . . . . . . . . . . . .          95,710         60,193
SENIOR SUBORDINATED NOTES. . . . . . . . . . . . . . . . . . . .          85,000         85,000
CONVERTIBLE SUBORDINATED NOTES . . . . . . . . . . . . . . . . .         152,050        152,050
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .          28,757         28,676
OTHER LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . . .           5,439          5,519
                                                                       ---------      ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . .         491,002        436,300
                                                                       ---------      ---------

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . . .           3,500          3,500
                                                                       ---------      ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 25,000 shares authorized,
     none issued and outstanding . . . . . . . . . . . . . . . .              --             --
   Common stock, $0.01 par value; 100,000,000 shares authorized,
     42,846,406 and 37,679,638 shares issued and outstanding,
     respectively (including 3,896,544 shares held by ESOP). . .             428            377
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .         192,494         99,843
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .          59,317         49,807
   Unearned ESOP compensation. . . . . . . . . . . . . . . . . .          (2,357)        (2,406)
   Cumulative foreign currency translation adjustment. . . . . .            (730)        (1,032)
   Pension liability adjustment. . . . . . . . . . . . . . . . .             (73)           (73)
   Unrealized loss, net of taxes, on securitized interest in
     accounts receivable . . . . . . . . . . . . . . . . . . . .            (247)          (115)
                                                                       ---------      ---------
    Total stockholders' equity . . . . . . . . . . . . . . . . .         248,832        146,401
                                                                       ---------      ---------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 743,334      $ 586,201
                                                                       ---------      ---------
                                                                       ---------      ---------

             See notes to unaudited consolidated financial statements.

                          MAIL-WELL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED  MARCH 31,
                                                                       -----------------------------
                                                                                 1998           1997
                                                                                ------         ------
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $274,705       $212,032

COST OF SALES
    Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        116,205         89,958
    Labor and other. . . . . . . . . . . . . . . . . . . . . . . . . .         80,454         59,017
    Manufacturing. . . . . . . . . . . . . . . . . . . . . . . . . . .         18,137         15,541
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,620          3,355
    Waste recovery . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,222)        (2,473)
                                                                             --------       --------
        Total cost of sales. . . . . . . . . . . . . . . . . . . . . .        216,194        165,398

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,511         46,634

OTHER OPERATING COSTS
    Selling. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,867         15,421
    Administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         14,529         12,799
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,733          1,117
    (Gain) loss on disposal of assets. . . . . . . . . . . . . . . . .           (467)           871
                                                                             --------       --------

        Total other operating costs. . . . . . . . . . . . . . . . . .         35,662         30,208

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,849         16,426

OTHER EXPENSE
    Interest expense - debt. . . . . . . . . . . . . . . . . . . . . .          5,589          4,554
    Interest expense - amortization of deferred financing costs. . . .             89            724
    Discount on sale of accounts receivable. . . . . . . . . . . . . .            807          1,269
    Other income . . . . . . . . . . . . . . . . . . . . . . . . . . .           (195)          (530)
                                                                             --------       --------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .         16,559         10,409

PROVISION FOR INCOME TAXES
    Current. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,371          2,551
    Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,678          1,877
                                                                             --------       --------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  9,510       $  5,981
                                                                             --------       --------
                                                                             --------       --------

EARNINGS PER BASIC SHARE . . . . . . . . . . . . . . . . . . . . . . .       $   0.25       $   0.17
EARNINGS PER DILUTED SHARE . . . . . . . . . . . . . . . . . . . . . .       $   0.22       $   0.16

WEIGHTED AVERAGE SHARES - BASIC. . . . . . . . . . . . . . . . . . . .     38,154,942     35,553,099
WEIGHTED AVERAGE SHARES - DILUTED. . . . . . . . . . . . . . . . . . .     48,357,308     36,413,862


             See notes to unaudited consolidated financial statements.

                          MAIL-WELL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                           1998           1997
                                                                                          ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   9,510      $   5,981
Adjustments to reconcile net income to cash provided by (used in) operations
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,620          3,355
  Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,822          1,841
  Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,678          1,877
  (Gain), loss on disposal of assets . . . . . . . . . . . . . . . . . . . . . .           (467)           871
  ESOP compensation expense. . . . . . . . . . . . . . . . . . . . . . . . . . .            719             68
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (132)            20
Change in operating assets and liabilities
  Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (32,982)         3,724
  Current income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (302)           334
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,559)        (3,034)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,527         (1,193)
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (223)        (1,658)
  Other working capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,907         (1,128)
  Accrued pension, current and long term . . . . . . . . . . . . . . . . . . . .           (219)           (40)
  Other assets and other long-term liabilities . . . . . . . . . . . . . . . . .           (375)           443
                                                                                      ---------      ---------

   Net cash provided by (used in) operating activities . . . . . . . . . . . . .         (2,476)        11,461
                                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (140,927)          (189)
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,871)        (5,601)
  Proceeds from sale of property, plant and equipment. . . . . . . . . . . . . .            248             24
                                                                                      ---------      ---------

   Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .       (153,550)        (5,766)
                                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common stock issuance. . . . . . . . . . . . . . . . . . . . . .         92,018             44
  Cash overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             361
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .         93,098          7,000
  Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .        (59,107)       (11,333)
  Repayments of capital lease obligations. . . . . . . . . . . . . . . . . . . .            (87)          (258)
                                                                                      ---------      ---------

   Net cash provided by (used in) financing activities . . . . . . . . . . . . .        125,922         (4,186)
                                                                                      ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . . . . . . . . . .            702           (314)
                                                                                      ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . .        (29,402)         1,195
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .         37,587          9,656
                                                                                      ---------      ---------

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   8,185      $  10,851
                                                                                      ---------      ---------
                                                                                      ---------      ---------

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   5,812      $   6,211
  Cash paid for taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,178          2,803


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

  COMPREHENSIVE INCOME-- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, components of other comprehensive income (loss), net of tax, are as follows,

                                                               Balance January 1      Current Period Change     Balance March 31,
                                                               -----------------      ---------------------     -----------------
(in thousands)                                                  1998         1997        1998       1997        1998         1997
                                                                ----         ----        ----       ----        ----         ----
Cumulative foreign currency translation adjustment . .        $(1,032)      $(115)      $  302    $  (140)    $  (730)      $(255)
Pension liability adjustment . . . . . . . . . . . . .            (73)       (110)           0           0        (73)       (110)
Unrealized loss, net of taxes, on securitized
 interest in accounts receivable . . . . . . . . . . .         (  115)       ( 49)       (132)           0       (247)       ( 49)
                                                              --------      ------      ------    --------    --------      ------
   Other comprehensive income (loss) . . . . . . . . .         (1,220)       (274)         170       (140)     (1,050)       (414)

Net income . . . . . . . . . . . . . . . . . . . . . .                                   9,510       5,981
                                                                                        ------    --------
   Comprehensive income. . . . . . . . . . . . . . . .                                  $9,680    $  5,841
                                                                                        ------    --------
                                                                                        ------    --------

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

                                                                              INCOME        SHARES          PER-SHARE
  (in thousands, except share and per share amounts)                        (NUMERATOR)  (DENOMINATOR)        AMOUNT
                                                                            -----------  -------------        ------
  FOR THE THREE MONTHS ENDED MARCH 31, 1998,
    EARNINGS PER BASIC SHARE
    Income available to common stockholders. . . . . . . . . . . . . .        $ 9,510     38,154,942          $0.25
    EFFECT OF DILUTIVE SECURITIES
    Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,954,260
    Convertible subordinated notes . . . . . . . . . . . . . . . . . .          1,083      8,002,634
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       245,472
    EARNINGS PER DILUTED SHARE
    Income available to common stockholders including
       assumed conversions . . . . . . . . . . . . . . . . . . . . . .        $10,593     48,357,308          $0.22

  FOR THE THREE MONTHS ENDED MARCH 31, 1997,
    EARNINGS PER BASIC SHARE
    Income available to common stockholders. . . . . . . . . . . . . .        $ 5,981     35,553,099          $0.17
    EFFECT OF DILUTIVE SECURITIES
    Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .                       812,613
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        48,150
    EARNINGS PER DILUTED SHARE
    Income available to common stockholders including
       assumed conversions . . . . . . . . . . . . . . . . . . . . . .        $ 5,981     36,413,862          $0.16

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (in thousands)

INVENTORIES:
                                                                       MARCH 31, 1998   DECEMBER 31, 1997
                                                                       --------------   -----------------
    Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 39,095            $ 30,308
    Work in process. . . . . . . . . . . . . . . . . . . . . . . . . .         11,818               9,458
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .         49,147              41,270
    Reserve for obsolescence and loss. . . . . . . . . . . . . . . . .         (3,328)             (2,893)
                                                                             --------            --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 96,732            $ 78,143
                                                                             --------            --------
                                                                             --------            --------
    PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements . . . . . . . . . . . . . . . . . . . .       $ 14,918            $ 12,459
    Buildings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63,542              52,817
    Leasehold improvements . . . . . . . . . . . . . . . . . . . . . .          6,564               4,914
    Machinery and equipment. . . . . . . . . . . . . . . . . . . . . .        196,840             162,112
    Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . .          4,108               3,730
    Automobiles and trucks . . . . . . . . . . . . . . . . . . . . . .            761                 771
    Computers and software . . . . . . . . . . . . . . . . . . . . . .         13,803              11,745
    Construction in progress . . . . . . . . . . . . . . . . . . . . .         18,873              10,435
                                                                             --------            --------
                                                                              319,409             258,983
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . .        (39,643)            (35,593)
                                                                             --------            --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $279,766            $223,390
                                                                             --------            --------
                                                                             --------            --------

4.   LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):


                                                               INTEREST RATE AT
                                                                MARCH  31, 1998  MARCH 31, 1998   DECEMBER 31, 1997
                                                                ---------------  --------------   -----------------
   Bank borrowings:
     Unsecured line of credit, due March 31, 2003
        Mail-Well I Corporation. . . . . . . . . . . . . . .                           $      -            $      -
        Supremex . . . . . . . . . . . . . . . . . . . . . .         5.375%              90,238                   -
     Demand note
        Supremex . . . . . . . . . . . . . . . . . . . . . .                                  -              55,393
   Senior Subordinated Notes, due 2004 . . . . . . . . . . .          10.5%              85,000              85,000
   Convertible Subordinated Notes, due 2002. . . . . . . . .           5.0%             152,050             152,050
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .                              5,777               5,105
                                                                                       --------            --------
                                                                                        333,065             297,548
   Less current maturities . . . . . . . . . . . . . . . .                                 (305)               (305)
                                                                                       --------            --------
   Long-term debt. . . . . . . . . . . . . . . . . . . . . .                           $332,760            $297,243
                                                                                       --------            --------
                                                                                       --------            --------


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

8.   SEGMENT INFORMATION

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Chief Operating Officer in assessing performance and deciding how to allocate resources. The Company does not allocate corporate overhead, interest (income) expense, amortization expense or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line and consist of Envelope Printing, High Impact Printing, Business Communication Printing and Label Printing. The latter two segments were added via acquisitions in the first quarter of 1998. The Company's segment information for the three months ending March 31 is as follows:

                                                                           Business
                                          Envelope Printing   High Impact Communication   Label
                                        United States  Canada  Printing     Printing     Printing     Corporate   Total
                                        -------------  ------  --------     --------     --------     ---------   -----
(in thousands)                                                                                           (a)
Net sales:
1998                                      $172,202    $28,197   $48,684      $21,597       $4,025      $      -  $274,705
1997                                       139,700     31,616    40,716            -            -             -   212,032
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss):
1998                                        17,361      4,495     2,548        1,606          263        (3,424)   22,849
1997                                        14,644      4,269     1,849            -            -        (4,336)   16,426
-------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
1998                                         3,127        550     1,748          245          161           522     6,353
1997                                         2,381        579     1,524            -            -           (12)    4,472
-------------------------------------------------------------------------------------------------------------------------

Identifiable assets:
Mar  31, 1998                              466,497    131,814   151,971       82,158       70,242      (159,348)  743,334
Dec  31, 1997                              449,430     95,202   142,008            -            -      (100,439)  586,201


(a) Corporate identifiable assets include inter-company balances and adjustments for the accounts receivable securitization and certain operating leases.
This is done to reflect the return on assets employed within each segment on a consistent basis.



                                     SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                        MAIL-WELL, INC.
                                        (Registrant)



                                        By /s/ PAUL V. REILLY
                                          ----------------------------
                                               Paul V. Reilly
                                               President,
                                               Chief Operating Officer

July 6, 1998