Form 10-Q
period 1998-06-30
MAIL WELL INC
filed 1998-08-14
CIK 920321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

                                                  Yes /X/  No / /

   As of August 12, 1998, the Registrant had 48,654,627 shares of Common Stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MAIL-WELL, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

-------------------------------------------------------------------------------
                                                                           PAGE
                                                                           ----
Part I -        Financial Information
Item 1.         Financial Statements.........................................3
Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................13
Item 3.         Quantitative and Qualitative Disclosures About
                    Market Risk                                             21
Part II -       Other Information
Item 1.         Legal Proceedings  .........................................21
Item 2.         Changes in Securities.......................................21
Item 3.         Defaults upon Senior Securities.............................21
Item 4.         Submission of Matters to a Vote of Securities Holders.......21
Item 5.         Other Information  .........................................22
Item 6.         Exhibits and Reports on Form 8-K............................23


          PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
                        MAIL-WELL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                                                                       (UNAUDITED)
                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           1998             1997
                                                                                       -----------      ------------
CURRENT ASSETS
    Cash and cash equivalents.....................................................       $ 24,961         $ 40,911
    Receivables, net..............................................................        109,418           64,958
    Accounts receivable -- other..................................................         10,831            8,082
    Income tax receivable, net....................................................          1,963            2,225
    Securitized interest in accounts receivable...................................         15,374           22,319
    Inventories...................................................................        118,271           86,268
    Deferred income taxes.........................................................          4,277            2,558
    Other current assets..........................................................          9,974            7,577
                                                                                         --------         --------
     Total current assets.........................................................        295,069          234,898
PROPERTY, PLANT AND EQUIPMENT -- NET..............................................        378,556          262,797
DEFERRED FINANCING COSTS -- NET...................................................          2,577            1,936
GOODWILL -- NET...................................................................        283,870          153,927
OTHER ASSETS -- NET...............................................................         23,414           17,853
                                                                                         --------         --------
TOTAL.............................................................................       $983,486         $671,411
                                                                                         --------         --------
                                                                                         --------         --------

CURRENT LIABILITIES
    Accounts payable..............................................................       $ 73,808         $ 53,641
    Accrued compensation and vacation.............................................         37,473           32,729
    Accrued interest..............................................................          5,014            4,410
    Other current liabilities.....................................................         34,281           28,143
    Current portion of long-term debt and capital leases..........................          7,766           10,533
                                                                                         --------         --------
     Total current liabilities....................................................        158,342          129,456
ACCRUED PENSION...................................................................          1,174            1,174
CAPITAL LEASES....................................................................          6,476            3,128
BANK BORROWINGS...................................................................        244,350           90,179
SENIOR SUBORDINATED NOTES.........................................................         85,000           85,000
CONVERTIBLE SUBORDINATED NOTES....................................................        152,050          152,050
DEFERRED INCOME TAXES.............................................................         31,300           29,299
OTHER LONG TERM LIABILITIES.......................................................          9,953            5,805
                                                                                         --------         --------
     Total liabilities............................................................        688,645          496,091
                                                                                         --------         --------

MINORITY INTEREST.................................................................          3,500            3,500
                                                                                         --------         --------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 25,000 shares authorized, none issued and
       outstanding................................................................             --               --
     Common stock, $0.01 par value; 100,000,000 shares authorized, and
    48,631,744 and 43,042,959 shares issued and outstanding, respectively
    (including 3,896,544 shares held by ESOP).....................................            486              430
     Paid-in capital..............................................................        206,095          102,475
     Retained earnings............................................................         89,948           72,541
     Unearned ESOP compensation...................................................         (2,264)          (2,406)
     Other........................................................................         (2,924)          (1,220)
                                                                                         --------         --------
     Total stockholders' equity...................................................        291,341          171,820
                                                                                         --------         --------
TOTAL.............................................................................       $983,486         $671,411
                                                                                         --------         --------
                                                                                         --------         --------

          See notes to unaudited consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------  -------------------------
                                                                     1998         1997            1998           1997
                                                                   --------     --------        --------       ------
NET SALES.....................................................     $350,059     $250,474        $668,793      $503,914

COST OF SALES
     Materials................................................      147,866       99,237         278,780       202,903
     Labor and other..........................................      103,680       73,561         197,383       145,864
     Manufacturing............................................       23,495       17,794          45,350        37,031
     Depreciation.............................................        8,059        5,085          14,514        10,165
     Waste recovery...........................................       (3,468)      (2,193)         (6,708)       (4,633)
                                                                   --------     --------        --------      --------
          Total cost of sales.................................      279,632      193,484         529,319       391,330

GROSS PROFIT..................................................       70,427       56,990         139,474       112,584

OTHER OPERATING COSTS
     Selling..................................................       26,446       19,684          50,919        39,099
     Administrative...........................................       16,517       15,718          34,080        31,873
     Amortization.............................................        2,098          988           3,900         2,151
     Merger costs.............................................          771           --           3,002            --
     (Gain) loss on disposal of assets........................         (272)          83            (750)          943
                                                                   --------     --------        --------      --------

          Total other operating costs.........................       45,560       36,473          91,061        74,066


OPERATING INCOME..............................................       24,867       20,517          48,413        38,518

OTHER EXPENSE
     Interest expense - debt..................................        6,314        5,362          12,799        10,828
     Interest expense - amortization of deferred financing
     costs....................................................           94          746             192         1,500
        Discount on sale of accounts receivable...............        1,355          938           2,162         1,961
     Other income ............................................         (482)        (446)         (1,085)         (932)
                                                                   --------     --------        --------      --------

INCOME BEFORE INCOME TAXES....................................       17,586       13,917          34,345        25,161

PROVISION FOR INCOME TAXES
     Current..................................................        5,610        3,334          10,341         5,865
     Deferred.................................................          677        1,708           3,172         3,569
                                                                   --------     --------        --------      --------

NET INCOME....................................................     $ 11,299     $  8,875        $ 20,832      $ 15,727
                                                                   --------     --------        --------      --------
                                                                   --------     --------        --------      --------

EARNINGS PER BASIC SHARE......................................     $   0.24     $   0.22        $   0.46      $   0.39
EARNINGS PER DILUTED SHARE....................................     $   0.22     $   0.21        $   0.42      $   0.38

WEIGHTED AVERAGE SHARES - BASIC...............................       46,790       40,377          45,155        40,313
WEIGHTED AVERAGE SHARES - DILUTED.............................       56,786       41,828          55,245        41,423

           See notes to unaudited consolidated financial statements.

                        MAIL-WELL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                       1998         1997
                                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.................................................................      $  20,832    $  15,727

Adjustments to reconcile net income to cash provided by operations
    Depreciation..............................................................         14,514       10,165
   Amortization...............................................................          4,092        3,651
   Deferred tax provision.....................................................          3,172        3,569
   (Gain), loss on disposal of assets.........................................           (750)         943
   ESOP compensation expense..................................................          2,156           68
   Other......................................................................             23          441
Change in operating assets and liabilities
   Receivables................................................................          4,734       10,823
   Current income taxes.......................................................         (3,347)       1,227
   Inventories................................................................         (2,686)      (4,452)
   Accounts payable...........................................................         (5,893)      (3,555)
   Accrued interest...........................................................            604        1,230
   Other working capital......................................................         (2,054)       4,813
    Accrued pension, current and long term....................................           (269)         115
   Other assets and other long-term liabilities...............................         (3,237)      (2,157)
                                                                                    ---------    ---------

     Net cash provided by operating activities................................         31,891       42,608
                                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired....................................       (254,623)      (6,800)
   Capital expenditures.......................................................        (31,255)     (21,941)
   Proceeds from sale of property, plant and equipment........................            690          833
                                                                                    ---------    ---------

     Net cash used in investing activities....................................       (285,188)     (27,908)
                                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from common stock issuance...................................         92,268          194
   Cash overdrafts............................................................              0         (771)
   Proceeds from long-term debt...............................................        337,130       15,788
   Repayments of long-term debt and capital lease obligations.................       (186,092)     (22,931)
   Repurchase of stock by pooled entities.....................................           (623)      (1,069)
   Dividends and distributions paid by pooled entities........................         (3,035)      (2,206)
                                                                                    ---------    ---------

     Net cash provided by (used in) financing activities......................        239,648      (10,995)
                                                                                    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................................         (2,301)        (315)
                                                                                    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................        (15,950)       3,390
BALANCE AT BEGINNING OF PERIOD................................................         40,911       12,297
                                                                                    ---------    ---------

BALANCE AT END OF PERIOD......................................................      $  24,961    $  15,687
                                                                                    ---------    ---------
                                                                                    ---------    ---------

SUPPLEMENTAL DISCLOSURES
   Cash paid for interest.....................................................      $  12,195    $   9,805
   Cash paid for income taxes.................................................          9,470        6,133
   Stock issued for acquisitions..............................................          7,471            0

           See notes to unaudited consolidated financial statements.

                        MAIL-WELL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

   NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (the "Company") is a leading consolidator in the highly fragmented printing industry, specializing in customized envelopes, high impact printing, commercial printing, consumer products labels and business communications documents.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION -- The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange. These financial statements include the accounts of the Company and all significant intercompany accounts and transactions have been eliminated.

   INTERIM FINANCIAL INFORMATION -- The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 8-K dated May 30, 1998 and its 1997 10-K Form. The results for interim periods are not necessarily indicative of results to be expected for the Company's fiscal year ending December 31, 1998. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the quarter and six months ended June 30, 1998 and 1997.

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

   RECLASSIFICATION -- Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

   INVENTORIES-- Detail of inventories, in thousands

                                                             JUNE 30, 1998     DECEMBER 31, 1997
                                                             -------------     -----------------
        Raw materials.................................          $ 44,548            $34,656
        Work in process...............................            24,114             12,428
        Finished goods................................            52,923             42,132
        Reserve for obsolescence and loss.............            (3,314)            (2,948)
                                                                --------            -------
        Total.........................................          $118,271            $86,268
                                                                --------            -------
                                                                --------            -------

   OTHER COMPREHENSIVE INCOME-- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, components of other comprehensive income (loss) are as follows,

                                                           Balance March 31,    Quarter Ended June 30,     Balance June 30,
                                                          ------------------    ----------------------    ------------------
    (in thousands)                                          1998       1997        1998       1997          1998       1997
                                                          --------    ------     --------    -------      --------    ------
    Cumulative foreign currency translation adjustment..  $  (730)    $(255)     $(2,044)    $   (3)      $(2,774)    $(258)
    Pension liability adjustment........................      (73)     (110)           0          0           (73)     (110)
    Unrealized loss, net of taxes, on securitized
       interest in accounts receivable..................     (247)      (49)         169          0           (77)      (49)
                                                          -------     -----      -------     ------       -------     -----
    Accumulated other comprehensive loss................  $(1,050)    $(414)      (1,875)        (3)      $(2,924)    $(417)
                                                          -------     -----                               -------     -----
                                                          -------     -----                               -------     -----
    Net income..........................................                          11,299      8,875
                                                                                 -------     ------
    Comprehensive income................................                         $ 9,424     $8,872
                                                                                 -------     ------
                                                                                 -------     ------

                                                          Balance January 1    Six Months Ended June 30,    Balance June 30,
                                                          -----------------    -------------------------   -----------------
    (in thousands)                                          1998       1997        1998        1997          1998       1997
                                                          -------     -----      -------     -------       -------     -----
    Cumulative foreign currency translation adjustment..  $(1,032)    $(115)     $(1,742)    $  (143)      $(2,774)    $(258)
    Pension liability adjustment........................      (73)     (110)           0           0           (73)     (110)
    Unrealized loss, net of taxes, on securitized
       interest in accounts receivable..................     (115)      (49)          37           0           (77)      (49)
                                                          -------     -----      -------     -------       -------     -----
    Accumulated other comprehensive loss................  $(1,220)    $(274)      (1,705)       (143)      $(2,924)    $(417)
                                                          -------     -----                                -------     -----
                                                          -------     -----                                -------     -----
    Net income..........................................                          20,832      15,727
                                                                                 -------     -------
    Comprehensive income................................                         $19,127     $15,584
                                                                                 -------     -------
                                                                                 -------     -------

   EARNINGS PER SHARE -- In June 1997, the Company's common stock split 3:2 and in June 1998 the Company's stock split 2:1; all share and per share information has been retroactively restated to reflect these splits. The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.

                                                                               INCOME         SHARES     PER-SHARE
     (in thousands, except per share amounts)                                (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                                             -----------   ------------- ---------
     FOR THE THREE MONTHS ENDED JUNE 30, 1998,
        EARNINGS PER BASIC SHARE
        Income available to common stockholders.........................       $ 11,299        46,790     $ 0.24
        EFFECT OF DILUTIVE SECURITIES
        Stock options...................................................                        1,698
        Convertible subordinated notes..................................          1,083         8,003
        Other...........................................................                          295
        EARNINGS PER DILUTED SHARE
        Income available to common stockholders including
             assumed conversions........................................       $ 12,382        56,786     $ 0.22

     FOR THE THREE MONTHS ENDED JUNE 30, 1997,
        EARNINGS PER BASIC SHARE
        Income available to common stockholders.........................       $  8,875        40,377     $ 0.22
        EFFECT OF DILUTIVE SECURITIES
        Stock options...................................................                        1,403
        Other...........................................................                           48
        EARNINGS PER DILUTED SHARE
        Income available to common stockholders including
             assumed conversions........................................       $  8,875        41,828     $ 0.21



                                                                               INCOME         SHARES     PER-SHARE
     (in thousands, except per share amounts)                                (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                                             -----------   ------------- ---------
     FOR THE SIX MONTHS ENDED JUNE 30, 1998,
        EARNINGS PER BASIC SHARE
        Income available to common stockholders.........................      $  20,832        45,155     $ 0.46
        EFFECT OF DILUTIVE SECURITIES
        Stock options...................................................                        1,817
        Convertible subordinated notes..................................          2,166         8,003
        Other...........................................................                          270
        EARNINGS PER DILUTED SHARE
        Income available to common stockholders including
             assumed conversions........................................       $ 22,998        55,245     $ 0.42

     FOR THE SIX MONTHS ENDED JUNE 30, 1997,
        EARNINGS PER BASIC SHARE
        Income available to common stockholders.........................       $ 15,727        40,313     $ 0.39
        EFFECT OF DILUTIVE SECURITIES
        Stock options...................................................                        1,014
        Other...........................................................                           96
        EARNINGS PER DILUTED SHARE
        Income available to common stockholders including
             assumed conversions........................................       $ 15,727        41,423     $ 0.38

3.       LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                            INTEREST RATE AT
                                                             JUNE 30, 1998       JUNE 30, 1998      DECEMBER 31, 1997
                                                            ----------------     -------------      -----------------
        Bank borrowings:
             Unsecured line of credit, due March 31, 2003        5.375%               $233,605            $     --
             Demand note                                                                    --              55,393
        Senior Subordinated Notes, due 2004................       10.5%                 85,000              85,000
        Convertible Subordinated Notes, due 2002...........        5.0%                152,050             152,050
        Other..............................................                             16,633              44,709
                                                                                      --------            --------
                                                                                       487,288             337,152
        Less current maturities............................                             (5,888)             (9,923)
                                                                                      --------            --------
        Long-term debt.....................................                           $481,400            $327,229
                                                                                      --------            --------
                                                                                      --------            --------

   On March 18,1998, the Company closed a new bank facility totaling $300 million with Bank of America, the lead agent for its syndicate of banks. The new bank facility consists of a five-year unsecured line of credit. Proceeds from the unsecured line of credit were used to repay the Demand Note outstanding at December 31, 1997.

4.   COMMON STOCK ISSUANCE

On February 11, 1998, the Company completed the sale of 6,000,000 shares of its Common Stock at a price of $19.625 per share through a group of underwriters led by Prudential Securities Incorporated. Of these shares, 4,864,600 were sold by the Company and 1,135,400 were sold by a group of shareholders. Proceeds from the sale of common stock by the Company of $91.2 million, net of underwriting discounts and commissions, were used for general corporate purposes. An additional $1.1 million in proceeds was received on the exercise of stock options year to date.

5.   STOCK OPTIONS

   On February 4, 1998, the Company's Board of Directors adopted a non-qualified stock option plan (the "1998 Plan") for key employees and directors authorizing future grants of stock options to purchase up to 1,000,000 shares of the Company's common stock. The Compensation Committee of the Board has approved stock option grants for 234,000 shares under this plan to date. The exercise price of all options granted is at least the fair market value of the Company's common stock on the date of the grant.

6.   ACQUISITIONS

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

     On May 11, 1998, the Company acquired substantially all the assets of the International Paper label division ("IP Label"). IP Label, located in Bowling Green, Kentucky, prints labels for consumer products and has annual sales of $30 million.

     On May 28, 1998, the Company acquired the stock of Anderson Lithograph ("Anderson"). Anderson is a nationally known high impact printer located in Los Angeles, California, with annual sales of $135 million.

     On June 1, 1998, the Company acquired the stock of Illinois Envelope, Inc. ("Illinois"). Illinois is an envelope manufacturer located in Kalamazoo, Michigan, with annual sales of $7 million.

     On June 22, 1998, the Company acquired the stock of Gould Packaging, Inc. ("Gould"). Gould is a distributor of mailing and shipping supplies to the retail mass market located in Vancouver, Washington, with annual sales of $14 million.

7.   MERGERS WITH COMMERCIAL PRINTING COMPANIES

     Effective May 30, 1998, the Company completed its mergers with seven commercial printing companies through the exchange of common stock, which had a market value of $21.965 per share, as shown in the table below:

                                                                       SHARES OF MAIL-WELL
                 OPERATING COMPANY NAME                              COMMON STOCK EXCHANGED
         Color Art, Inc. ("Color Art")                                    2,351,951 shares
         Accu-Color, Inc. ("Accu-Color")                                    622,391
         Industrial Printing Company ("Industrial Printing")                570,161
         IPC Graphics, Inc. ("IPC Graphics")                                325,973
         United Lithograph, Inc. ("United Lithograph")                      519,568
         French Bray, Inc. ("French Bray")                                  538,040
         Clarke Printing, Co. ("Clarke Printing")                           437,984

     The Company's consolidated financial statements give retroactive effect to the mergers, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented.

     Color Art is a commercial printer with offices located in St. Louis and Osage Beach, Missouri, and also the operator of a short-run printing and graphics company through its subsidiary Graphic Links, LLC. Accu-Color, located in St. Louis, Missouri, is primarily a supplier of color separation and other graphic arts services to the printing and advertising industries.

     Industrial Printing is located in Toledo, Ohio and is engaged in the printing and selling of advertising pieces, labels and general commercial printing. IPC Graphics prints and sells advertising pieces, mailers and business forms from its facilities in Toledo, Ohio.

     United Lithograph provides commercial printing services to individuals and businesses located in the New England region from its offices in Somerville, Massachusetts. French Bray, located in Glen Burnie, Maryland, provides commercial, high quality, multi-color printing in the Mid-Atlantic region. Clarke Printing designs, manufactures and sells printed materials throughout Texas and Mexico.

     The companies listed above are hereafter collectively referred to as the Commercial Printing Group.

     Each of the mergers was negotiated and consummated as separate transactions and the separate mergers were not contingent upon each other. Except for French Bray and Clarke Printing, all of the above entities had elected Subchapter S corporation treatment for U.S. federal income tax purposes and, accordingly, did not pay U.S. federal income taxes. Subsequent to May 30, 1998, these companies will be included in Mail-Well's consolidated U.S. federal income tax return. In connection with the mergers, the Company also issued common stock to acquire the net assets (including the assumption of the debt associated with such assets) of certain related real estate ventures owned by shareholders of the commercial printing companies. The shares of the Company's common stock exchanged for real estate assets are included with the shares exchanged for the respective operating company in the table above. The results of operations and financial conditions of the real estate assets are reflected in the consolidated financial statements with significant intercompany transactions and balances eliminated.

     Each of the above transactions has been accounted for individually as a pooling of interests and, accordingly, the consolidated financial statements for the periods subsequent to February 24, 1994 (inception) have been restated to include the accounts of the Commercial Printing Group. Prior to the mergers, Industrial Printing's and IPC Graphics' fiscal year ended on September 30, United Lithograph's fiscal year ended on June 30 and French Bray's fiscal year ended on July 31. Accordingly, the accompanying financial statements include those financial statements of entities with different fiscal years restated on a calendar year basis. Additionally, the consolidated financial statements reflect certain minor adjustments to conform the accounting policies of the Commercial Printing Group with the Company's.

     In connection with the mergers, transaction costs incurred by the Commercial Printing Group of approximately $3.0 million were expensed in 1998. These costs consist primarily of investment banking, legal and accounting fees.

8.   SEGMENT INFORMATION

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Chief Operating Officer in assessing performance and deciding how to allocate resources. The Company does not allocate corporate overhead, interest (income) expense, amortization expense or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line and consist of Envelope Printing, High Impact Printing, Commercial Printing, Business Communication Printing and Label Printing. The latter two segments were added via acquisitions in the first quarter of 1998. The Company's segment information for the three and six months ended June 30 is as follows:

                  Envelope Printing     High                       Business
                  -----------------    Impact     Commercial    Communications     Label
(in thousands)     U.S.     Canada    Printing     Printing        Printing       Printing   Corporate     Total
                   ----     ------    --------    ----------    --------------    --------   ---------     -----
                                                                      (b)                       (a)
Net Sales:
    For the three months ended June 30,
       1998      $162,069  $ 28,476  $ 70,973     $ 38,634          $28,602      $ 21,305          --     $350,059
       1997       139,677    27,466    40,339       40,241            2,751            --          --      250,474
    For the six months ended June 30,
       1998       334,271    56,673   119,657       79,703           53,159        25,330          --      668,793
       1997       279,377    59,082    81,055       78,689            5,711            --          --      503,914

Operating Income:
    For the three months ended June 30,
       1998        15,502     4,655     2,501        1,987            2,508         1,661      (3,947)      24,867
       1997        14,614     4,273     1,765        3,026              230            --      (3,391)      20,517
    For the six months ended June 30,
       1998        32,863     9,150     5,049        4,878            4,209         1,924      (9,660)      48,413
       1997        29,258     8,542     3,614        4,638              439            --      (7,973)      38,518

Depreciation:
    For the three months ended June 30,
       1998         3,220       587      2430         1465              606           972      (1,221)       8,059
       1997         2,382       579     1,529        1,725               --            --      (1,130)       5,085
    For the six months ended June 30,
       1998         6,346     1,137     4,178        3,300              851         1,133      (2,431)      14,514
       1997         4,827     1,142     3,038        3,487               --            --      (2,329)      10,165

Identifiable Assets:
 Jun 30, 1998     396,672   109,450   303,956       72,915           85,308        95,264     (80,079)     983,486
 Mar 31, 1998     379,020    95,722   174,517       80,900           84,782        69,927     (55,161)     829,707
 Dec 31, 1997     374,715    93,997   161,070       85,210               --            --     (43,581)     671,411


(a) Corporate identifiable assets include adjustments for the accounts receivable securitization and certain significant operating leases. This is done to reflect the return on assets employed within each segment on a consistent basis.

(b) 1997 operating results in business communications printing are those of IPC Graphics which was part of the merger completed on May 30, 1998 and accounted for under the pooling of interests method.

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


 OVERVIEW
                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                    ----------------------------     ----------------------------
                                                        1998             1997             1998            1997
                                                    ------------     -----------     -------------    -----------
Net sales
   U.S. envelope                                    $    162,069     $   139,677     $     334,271   $    279,377
   Canadian envelope                                      28,476          27,466            56,673         59,082
   High impact color printing                             70,973          40,339           119,657         81,055
   Commercial printing                                    38,634          40,466            79,703         79,294
   Business communication printing                        28,602           2,526            53,159          5,106
   Label printing                                         21,305               0            25,330              0
                                                    ------------     -----------     -------------    -----------
Total net sales                                          350,059         250,474           668,793        503,914
                                                    ------------     -----------     -------------    -----------

Operating income
   U.S. envelope                                          15,502          14,614            32,863         29,258
   Canadian envelope                                       4,655           4,273             9,150          8,542
   High impact color printing                              2,501           1,765             5,049          3,614
   Commercial printing                                     1,987           3,085             4,878          4,763
   Business communication printing                         2,508             171             4,209            314
   Label printing                                          1,661               0             1,924              0
   Corporate                                              (3,947)         (3,391)           (9,660)        (7,973)
                                                    ------------     -----------     -------------    -----------
Total operating income                                    24,867          20,517            48,413        38,518
   Interest and amortization of deferred
   financing costs                                         7,763           7,046            15,153         14,289
   Other (income)                                           (482)           (446)           (1,085)          (932)
   Income tax expense                                      6,287           5,042            13,513          9,434
                                                    ------------     -----------     -------------    -----------
Net income                                          $     11,299     $     8,875     $      20,832    $    15,727
                                                    ------------     -----------     -------------    -----------
                                                    ------------     -----------     -------------    -----------

OVERALL OPERATING RESULTS

Sales for the quarter ended June 30, 1998 rose $99.6 million, or 39.8%, from the quarter ended June 30, 1997. Net income for the quarter ended June 30, 1998 increased by $2.4 million ($0.01 per diluted share), or 27.3%, compared with the prior year period. Sales for the six months ended June 30, 1998 increased $164.9 million, or 32.7%, from the year ago period. Net income for the six months ended June 30, 1998 increased $5.1 million ($0.04 per diluted share), or 32.5%, from the prior year period. During the first half of 1998 and the most recent quarter the Company continued to focus its efforts on the operations of recently acquired businesses, especially the newly merged commercial printing segment. These efforts included establishing strategic direction in the commercial printing segment, as well as continued focus on business communications and labels, the other segments entered via acquisitions in 1998. In addition, the Company reviewed acquired operations in existing operating segments to determine changes in cost structures and marketing strategy.

ACQUISITIONS

The presentation below summarizes the Company's acquisitions,

                                                                                                        ESTIMATED
                                                                                MONTH     OPERATING       ANNUAL
                                                        LOCATION               AQUIRED     SEGMENT        SALES
                                                     -------------------------------------------------------------
                                                                                                        (MILLIONS)
     1995 ACQUISITIONS
     Supremex, Inc. ("Supremex")                     Canada                      July     Envelope        $    93
     Graphic Arts Center, Inc. ("GAC")               Portland, Oregon           August    High Impact         150
                                                                                                           ------
        Aggregate purchase price was $148.1 million, with $71.2 million goodwill recorded                     243

     1996 ACQUISITIONS
     Quality Park Products, Inc. ("Quality")         St. Paul, Minnesota        April     Envelope             80
     Pac National Group Products, Inc. ("PNG")       Canada                     August    Envelope             30
     Shepard Poorman Communications Corp ("SP")      Indianapolis, Indiana      December  High Impact          50
                                                                                                           ------
        Aggregate purchase price was $68.2 million, with $17.7 million goodwill recorded                      160

     1997 ACQUISITIONS
     Griffin Envelope, Inc. ("Griffin")              Seattle, Washington        June      Envelope             12
     The Allied Printers ("Allied")                  Seattle, Washington        July      High Impact          17
     Murray Envelope Corporation ("Murray")          Hattiesburg, Mississippi   July      Envelope             48
     National Color Graphics, Inc. ("NCG")           Atlanta, Georgia           September High Impact          23
     Intertec Mailing Services ("MW Services")       Nashville, Tennessee       October   Envelope              7
     Cambridge, Maryland plant of Western            Cambridge, Maryland        December  Envelope             33
                                                                                                           ------
        Graphics Communications ("MW Graphics")
        Aggregate purchase price was $87.0 million, with $32.7 million goodwill recorded                      140

     1998 ACQUISITIONS THROUGH JUNE 1998
     Poser Business Forms, Inc. ("Poser")            Fairhope, Alabama          January   Documents            90
     Rono Graphic Communications Co. ("Rono")        Portland, Oregon           March     High Impact          12
     Lawson Mardon Label Division ("MW Label")       Toronto, Ontario           March     Labels               81
     Denver Forms Company  ("Denver Forms")          Denver, Colorado           March     Documents            12
     National Graphics Company ("Natl Graphics")     Denver, Colorado           March     Envelope              8
     EPX Denver ("EPX")                              Denver, Colorado           March     Documents             4
     Blue Line Envelope ("Blue Line")                Montreal, Quebec           April     Envelope              6
     South Press, Inc. ("South Press")               Dallas, Texas              April     High Impact          12
     Century Index Corporation ("Century")           Anaheim, California        May       Envelope              8
     Label Division, IP Paper ("IP Label")           Bowling Green, Kentucky    May       Labels               30
     Anderson Lithograph ("Anderson")                Los Angeles, California    May       High Impact         135
     Illinois Envelope, Inc ("Illinois")             Kalamazoo, Michigan        June      Envelope              7
     Gould Packaging, Inc ("Gould")                  Vancouver, Washington      June      Envelope             14
                                                                                                           ------
        Aggregate purchase price was $254.6 million, with $133.2 million goodwill recorded                    419

     1998 MERGERS, COMMERCIAL PRINTING GROUP

     Color Art, Inc. ("Color Art")                   St. Louis, Missouri        May       Commercial           76
     Accu-Color, Inc. ("Accu-Color")                 St. Louis, Missouri        May       Commercial           14
     Industrial Printing Company ("IPC")             Toledo, Ohio               May       Commercial           20
     IPC Graphics ("IPC Graphics")                   Toledo, Ohio               May       Commercial           11
     United Lithograph, Inc.("United Litho")         Somerville, Mass.          May       Commercial           21
     French Bray, Inc. ("French Bray")               Glen Burnie, Maryland      May       Commercial           23
     Clarke Printing Co. ("Clarke")                  San Antonio, Texas         May       Commercial           11
                                                                                                           ------
                                                                                                              176

All of the acquisitions have been accounted for under the purchase method of accounting. Accordingly the historical results of operations of the Company include results of operations of each of the acquisitions from their date of purchase. The mergers, as more fully described in Note 7 to the financial statements included elsewhere herein, were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements since inception have been restated to include the operations of the Commercial Printing Group, adjusted to conform with the Company's accounting policies and presentation.

The table below presents the historical sales and cost of sales of the Company, restated for the mergers, adjusted to show the effects of the acquisitions as if the acquisitions had occurred on January 1 of the year prior to their actual purchase date.

                                             Three Months Ended June 30,        Six Months Ended June 30,
                                             ---------------------------        -------------------------
                                                1998             1997             1998              1997
                                              --------         --------         --------         --------
Net sales as reported                         $350,059         $250,474         $668,793         $503,914
 1997 acquisitions in the aggregate                  0           32,260                0           69,296
 1998 acquisitions in the aggregate             34,820           98,727          107,078          203,187
                                              --------         --------         --------         --------
Net sales, pro forma                           384,879          381,461          775,871          776,397
                                              --------         --------         --------         --------

Cost of sales, as reported
                                               279,632          193,484          529,319          391,330
 1997 acquisitions in the aggregate                  0           26,545                0           56,419
 1998 acquisitions in the aggregate             26,449           82,517           83,633          167,015
                                              --------         --------         --------         --------
Cost of sales, pro forma                       306,081          302,546          612,952          614,764
                                              --------         --------         --------         --------

Gross profit, as reported                     $ 70,427         $ 56,990         $139,474         $112,584
                                              --------         --------         --------         --------
                                              --------         --------         --------         --------
                                                  20.1%            22.8%            20.9%            22.3%

Gross profit, pro forma                       $ 78,798         $ 78,915         $162,919         $161,633
                                              --------         --------         --------         --------
                                              --------         --------         --------         --------
                                                  20.5%            20.7%            21.0%            20.8%

    U.S. ENVELOPE

   The following table presents historical financial data for the U.S. Envelope operations of the Company including acquisitions from their purchase dates.

                                               QUARTER ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              -----------------------              -------------------------
                                              1998               1997               1998               1997
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     $       %          $       %           $       %         $        %
-------------------------------------------------------------------------------------------------------------------
Net sales............................  $162,069  100.0    $139,677  100.0     $334,271  100.0    $279,377  100.0
Cost of sales........................   129,333   79.8     108,325   77.5      264,952   79.3     216,648   77.5
Operating expenses...................    17,234   10.6      16,738   12.0       36,456   10.9      33,471   12.0
                                       --------  -----    --------  -----     --------  -----    --------  -----

Operating income.....................  $ 15,502    9.6    $ 14,614   10.5     $ 32,863    9.8    $ 29,258   10.5
                                       --------  -----    --------  -----     --------  -----    --------  -----
                                       --------  -----    --------  -----     --------  -----    --------  -----

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

     NET SALES -- Net sales increased by $22.4 million (16.0%) for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, due primarily to acquisitions. Excluding acquisitions, the average selling price per thousand units decreased $0.60 (3.1%) to $18.48 for the quarter ended June 30, 1998, from the same period in the prior year. However in envelope operations, because of the Company's historical ability to pass through paper cost fluctuations to customers, the Company uses units sold and material margin (that is, net sales less net cost of materials) per unit as revenue trend indicators. Unit volume of 7.3 billion units, excluding acquisitions, in the second quarter of 1998 was flat compared to 1997. Material margin per thousand units, excluding acquisitions, decreased $0.48 (4.3%) to $10.61 in the second quarter of 1998 from the year-ago period, due to the generally soft market conditions and competitive pricing pressure.

     COST OF SALES -- Total cost of sales, as a percentage of sales, increased 2.3% from 77.5% in the three months ended June 30, 1997, to 79.8% in the second quarter of 1998, primarily as a result of the decrease in average selling price. Cost of sales includes materials, net of waste recovery revenue, labor, depreciation and other manufacturing costs. As discussed above changes in material costs have historically been passed through to customers. All other manufacturing costs, as a percent of sales, increased to 37.1% in the second quarter of 1998 from 35.7% in the second quarter of 1997, mainly due to the impact of acquisitions. Excluding acquisitions, all other manufacturing costs per thousand units increased only 0.7% to $6.86 in the second quarter of 1998 from the year earlier period due to increased costs offset by efficiency improvements.

     OPERATING EXPENSES -- Operating expenses decreased to 10.6% of sales in the second quarter of 1998 from 12.0% in the same period in 1997. This decline is due to the continuing consolidation and reorganization of the Company's envelope operations including acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     NET SALES -- Net sales increased by $54.9 million (19.6%) for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, due primarily to acquisitions. Excluding acquisitions, the average selling price per thousand units decreased $0.62 (3.2%) to $18.65 for the six months ended June 30, 1998, from the same period in the prior year. However, because of the Company's historical ability to pass through paper cost fluctuations to customers, the Company uses units sold and material margin per unit as revenue trend indicators. Unit volume of 15.0 billion units, excluding acquisitions, in the six months ended June 30, 1998, represented a 3.2% increase compared to the same period in 1997. Material margin per thousand units, excluding acquisitions, decreased $0.48 (4.3%) to $10.70 in the six months ended June 30, 1998, from the year-ago period, due to competitive price pressures.

     COST OF SALES -- Total cost of sales, as a percentage of sales, increased 1.8% from 77.5% in the first six months of 1997 to 79.3% in the first six months of 1998, primarily as a result of the decrease in average selling price. Cost of sales includes materials, net of waste recovery revenue, labor, depreciation and other manufacturing costs. As discussed above changes in material costs have historically been passed through to customers. All other manufacturing costs, as a percent of sales, increased to 37.3% in the six months ended June 30, 1998, from 35.6% in the first half of 1997, due to a combination of the decrease in average selling price and the impact of acquisitions. Excluding acquisitions, all other manufacturing costs per thousand units decreased 1.6% to $6.75 in the six months ended June 30, 1998, from the year earlier period due to efficiency improvements partially offset by increased costs.

     OPERATING EXPENSES -- Operating expenses decreased to 10.9% of sales in the six months ended June 30, 1998, from 12.0% in the same period in 1997. This decline is due to the continuing consolidation and reorganization of the Company's envelope operations including acquisitions.

     CANADIAN ENVELOPE

     The following table presents financial information with respect to the Canadian Envelope operations including acquisitions from their purchase dates. All amounts are in U.S. dollars.

                                              QUARTER ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                              ----------------------                -------------------------
                                              1998              1997                 1997               1998
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      $      %          $       %          $        %         $        %
-------------------------------------------------------------------------------------------------------------------
Net sales............................   $28,476  100.0     $27,466  100.0      $56,673  100.0     $59,082  100.0
Cost of sales........................    20,070   70.5      19,017   69.2       40,216   71.0      41,794   70.7
Operating expenses...................     3,751   13.2       4,176   15.2        7,307   12.9       8,746   14.8
                                        -------  -----     -------  -----      -------  -----     -------  -----

Operating income.....................   $ 4,655   16.3     $ 4,273   15.6      $ 9,150   16.1     $ 8,542   14.5
                                        -------  -----     -------  -----      -------  -----     -------  -----
                                        -------  -----     -------  -----      -------  -----     -------  -----

QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

     NET SALES -- Net sales for the second quarter of 1998 were up 3.7% compared to the second quarter of 1997 despite a 4.0% reduction in the average exchange rate in the second quarter of 1998 compared to the same period in 1997. The average selling price in Canadian dollars increased 6.1% in the second quarter of 1998 compared to the year ago quarter but was diluted by the reduction in the average exchange rate previously discussed. Again, due to the ability to pass through material cost changes to customers, the Company primarily uses unit sales and material margin (that is, net sales less net cost of materials) per unit as revenue trend indicators in its envelope operations. Unit sales increased 1.8% to 1.4 billion in the second quarter of 1998 from the second quarter of 1997. Material margin per thousand units decreased 1.0% in the second quarter of 1998 compared to the second quarter of 1997, due to generally soft market conditions and competitive pricing pressures.

     COST OF SALES -- Total cost of sales, as a percentage of sales, increased from 69.2% in the second quarter of 1997 to 70.5% in the second quarter of 1998. Cost of sales includes materials, net of waste recovery revenue, labor, depreciation and other manufacturing costs. As discussed previously material cost changes have historically been passed through to customers. All other manufacturing costs, as a percent of sales, decreased 2.6% in the second quarter of 1998 compared to the same period in 1997, primarily due to the successful integration of PNG and Blue Line operations with Supremex.

     OPERATING EXPENSES - As a percentage of net sales, operating expenses decreased to 13.2% for the quarter ended June 30, 1998, from 15.2% in the same quarter of 1997. This represents a 13.2% decrease which is also due to the complete assimilation of the PNG and Blue Line operations, as well as continuing efficiency improvements.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     NET SALES -- Net sales for the six months ended June 30, 1998, decreased 4.1% compared to the six months ended June 30, 1997, due primarily to a 4.5% reduction in the average exchange rate between the periods. As previously discussed the Company primarily uses unit sales and material margin (that is, net sales less net cost of materials) per unit as revenue trend indicators in its envelope operations. Unit sales increased 0.4% to 3.0 billion in the six months ended June 30, 1998 from the year ago period. Material margin per thousand units decreased 3.9% in the six months ended June 30, 1998, compared to the first half of 1997, due to mix changes resulting from acquisitions and competitive price pressure.

     COST OF SALES -- Total cost of sales, as a percentage of sales, increased from 70.7% in the first six months of 1997 to 71.0% in 1998. Cost of sales includes materials, net of waste recovery revenue, labor, depreciation and other manufacturing costs. As discussed previously material cost changes have historically been passed through to customers. All other manufacturing costs, as a percent of sales, decreased 2.0% in the first six months of 1998 compared to the same period in 1997, primarily due to the successful integration of PNG and Blue Line operations with Supremex.

     OPERATING EXPENSES - As a percentage of net sales, operating expenses decreased to 12.9% for the six months ended June 30, 1998, from 14.8% in the same period of 1997. This represents a 12.8% decrease which is also attributable to the complete assimilation of the PNG and Blue Line operations, as well as continuing efficiency improvements.

     HIGH IMPACT COLOR PRINTING

     The following table presents financial information with respect to the High Impact Color Printing operations including acquisitions from their purchase dates.

                                            QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                              1998              1997                1998               1997
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     $      %           $       %          $        %         $        %
-------------------------------------------------------------------------------------------------------------------
Net sales............................   $70,973  100.0     $40,339  100.0     $119,657  100.0     $81,055  100.0
Cost of sales........................    59,829   84.3      33,319   82.6       99,144   82.9      67,021   82.7
Operating expenses...................     8,643   12.2       5,255   13.0       15,464   12.9      10,420   12.9
                                        -------  -----     -------  -----     --------  -----     -------  -----

Operating income.....................   $ 2,501    3.5     $ 1,765    4.4     $  5,049    4.2     $ 3,614    4.4
                                        -------  -----     -------  -----     --------  -----     -------  -----
                                        -------  -----     -------  -----     --------  -----     -------  -----

QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

     NET SALES -- Net sales increased by $30.6 million (75.9%) for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The increase in net sales includes $23.9 million of net sales related to acquisitions, augmented by $6.7 million (16.6%) internal growth.

     COST OF SALES -- Total cost of sales, as a percent of sales, increased 1.7% from 82.6% in the second quarter of 1997 to 84.3% in the second quarter of 1998. Paper costs, as a percent of sales, increased 5.2% in the second quarter of 1998 compared to the year ago period due to an increase in customer-specified paper and the impact of acquisitions. Other manufacturing costs, as a percent of sales, decreased 3.5% in the second quarter of 1998 compared to the prior year second quarter. This reduction is the result of continuing manufacturing improvements and the assimilation of acquisitions into GAC's management systems.

     OPERATING EXPENSES -- As a percent of sales, operating expense decreased 0.8% from 13.0% in the second quarter of 1997 to 12.2% in the second quarter of 1998. This cost improvement came from administrative expense savings, primarily reduced professional fees and bad debt expense.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     NET SALES -- Net sales increased by $38.6 million (47.6%) for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase in net sales includes $34.1 million attributable to acquisitions and $4.5 million (5.5%) from internal growth. Again the internal sales growth was attained despite competitive price pressures which were largely offset by manufacturing cost savings.

     COST OF SALES -- Total cost of sales, as a percent of sales, increased 0.2% from 82.7% in the first half of 1997 to 82.9% in the first half of 1998. Paper costs, as a percent of sales, increased 2.7% in the six months ended June 30, 1998 compared to the year ago period due to the sales price declines, as well as an increase in customer-specified paper and the impact of acquisitions. Other manufacturing costs, as a percent of sales, decreased 2.5% in the first six months of 1998 compared to the prior year period. This reduction is the result of continuing manufacturing improvements and successful assimilation of acquisitions into GAC's management systems.

     OPERATING EXPENSES -- As a percent of sales, operating expense were flat at 12.9% in the first six months of 1998 and 1997. Administrative cost savings as a result of efficiency improvements and assimilation of acquisitions are offset by increases in selling costs.

     COMMERCIAL PRINTING

     The following table presents financial information with respect to the Commercial Printing operations as a result of the merger effective May 30, 1998 accounted for using the pooling of interests method whereby prior period results of the combining companies are consolidated for all periods presented.

                                              QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                              ----------------------               -------------------------
                                              1998              1997               1997                1998
---------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      $      %          $       %          $       %         $        %
---------------------------------------------------------------------------------------------------------------
Net sales............................   $38,634  100.0     $40,466  100.0     $79,703  100.0     $79,294  100.0
Cost of sales........................    29,683   76.8      30,252   74.8      60,726   76.2      60,552   76.4
Operating expenses...................     6,964   18.0       7,129   17.6      14,099   17.7      13,979   17.6
                                        -------  -----     -------  -----     -------  -----     -------  -----

Operating income.....................   $ 1,987    5.2     $ 3,085    7.6     $ 4,878   6.1      $ 4,763   6.0
                                        -------  -----     -------  -----     -------  -----     -------  -----
                                        -------  -----     -------  -----     -------  -----     -------  -----

QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

     NET SALES -- Net sales declined by $1.8 million (4.5%) for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The sales decline is attributable to a generally soft market in the second quarter of 1998 and continued pricing pressures due to competition.

     COST OF SALES -- Total cost of sales, as a percent of sales, increased 2.0% from 74.8% in the second quarter of 1997 to 76.8% in the second quarter of 1998. This is primarily the result of price declines as well as the management focus on merger issues in the second quarter of 1998.

     OPERATING EXPENSES -- As a percent of sales, operating expense increased 0.4% from 17.6% in the second quarter of 1997 to 18.0% in the second quarter of 1998, although the actual expense declined $165,000 as a result of efficiency improvements instituted to offset sales price declines.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     NET SALES -- Net sales increased by $0.4 million (0.5%) for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The total sales dollar improvement was hampered by price declines as a result of competitive pressures and diversion of management attention to the second quarter merger.

     COST OF SALES -- Total cost of sales, as a percent of sales, decreased 0.2% from 76.4% in the first half of 1997 to 76.2% in the first half of 1998. Additional cost improvements were affected by management focus on the second quarter merger transaction.

     OPERATING EXPENSES -- As a percent of sales, operating expense increased 0.1% from 17.6% in the first six months of 1997 to 17.7% in the first half of 1998. The increase is due to increased selling costs partially offset by efficiency improvements.

     BUSINESS COMMUNICATION PRINTING

     The business communications segment was initiated with the Poser acquisition on January 6, 1998. The 1997 financial results for this segment are those of IPC Graphics which was part of the mergers completed on May 30, 1998 and accounted for under the pooling of interest method under which prior year periods are restated.

     LABEL PRINTING

     The label printing segment was established via the MW Label acquisition on March 10, 1998.

     CORPORATE EXPENSES

     MERGER EXPENSES - Expenses of $771,000 and $3,002,000 were incurred for the three and six months ended June 30, 1998 related to the merger transactions completed May 30, 1998.

     AMORTIZATION EXPENSE -- Amortization expense increases of $1,110,000 and $1,749,000 for the three and six months ended June 30, 1998 compared to 1997 are the result of increased goodwill from acquisition activity in 1997 and 1998.

     GAIN (LOSS) ON DISPOSAL OF ASSETS --The gains of $272,000 and $750,000 for the three and six months ended June 30, 1998 relate primarily to the disposal of an excess warehouse facility in Portland and net gains on equipment disposals. The loss on disposal of assets of $83,000 and $943,000 for the three and six months ended June 30, 1997 primarily relates to building and equipment losses arising from the closing of the Pittsburgh warehouse and reorganizations of the plants in Salt Lake City and Chicago.

     INTEREST EXPENSE AND AMORTIZATION OF DEFERRED FINANCING COSTS -- The Company wrote off deferred financing costs of $6.1 million relating to bank debt which was repaid in November 1997, which resulted in a $652,000 and $1,308,000 decrease in the amortization of deferred financing costs in the three and six months ended June 30, 1998 compared to 1997. This expense decrease was offset by increased interest expense as a result of increased borrowings, principally the issuance in November 1997 of the Convertible Subordinated Notes in the amount of $152.1 million, as well as increased fees under the accounts receivable securitization program due to increased activity in 1998.

     INCOME TAXES -- The effective income tax rate for all periods was higher than the federal statutory rate due to state and provincial income taxes and certain goodwill amortization and a portion of the employee stock ownership contribution that are not tax deductible. The effective tax rate also reflects the impact of merging various Commercial Printing companies that had elected nontaxable status prior to the merger. For periods subsequent to the mergers, the Company expects its effective income tax rate to be approximately 43%.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL CASH FLOW -- Net cash provided by operating activities was $31.9 million for the first six months of 1998 as compared to $42.6 million in the same period for 1997. Capital expenditures totaled $31.3 million for the first six months of 1998 as compared to $21.9 million for the first six months of 1997, mainly due to the capital expenditures of companies acquired. Acquisition costs totaled $254.6 million in the first six months of 1998 compared to $6.8 million in the first six months of 1997.

     COMMON STOCK ISSUANCE -- In February 1998 the Company sold 4,864,600 shares of its common stock at a price of $19.625 per share through a group of underwriters led by Prudential Securities Incorporated. Net proceeds from the sale of stock of $91.2 million were used for general corporate purposes. Additional proceeds have resulted from the exercise of stock options.

     CAPITAL REQUIREMENTS -- The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend approximately $35.0 to $40.0 million per year on capital expenditures exclusive of acquisitions. In addition the Company expects to spend and capitalize approximately $7.0 to $9.0 million in 1998 and 1999 to upgrade its existing computer systems. The Company completed an assessment of existing computer systems in 1997 addressing "Year 2000" among other issues. The Company is in the process of updating the assessment of "Year 2000" issues to include companies acquired in 1998. Management presently believes that with the planned modifications to existing software in process and conversions to new software, as discussed above, the "Year 2000" issues will be largely mitigated. The estimated expense to modify existing software for "Year 2000" is not considered material. The Company expects to use net cash from operations and/or bank and leasing company borrowings to fund these expenditures.

RECENT DEVELOPMENTS

     ACQUISITIONS -- Acquisitions pending or closed subsequent to June 30, 1998, are as follows, Effective July 31, 1998, the Company acquired Graphics Illustrated, Inc. and its affiliate Digital X-Press located in West Palm Beach, Florida. The combined companies had 1997 sales of approximately $10 million and the closing is expected in August.

     On August 10, 1998, the Company announced that it had agreed to acquire McLaren, Morris & Todd Limited of Mississauga, Ontario, Canada. McLaren, Morris and Todd Limited, a general commercial and label printer, had 1997 sales of approximately U.S. $34 million (C$50 million). Closing is expected in August.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK --None

PART II -- OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS -- None

ITEM 2.--CHANGES IN SECURITIES -- None

ITEM 3.--DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On April 29, 1998, the Company held its Annual Meeting of Stockholders, at which the following matters were voted upon:

     ELECTION OF DIRECTORS--The following individuals were re-elected to the Board of Directors; Gerald F. Mahoney, Paul V. Reilly, Frank P. Diassi,
J. Bruce Duty, Frank J. Hevrdejs and Jerome W. Pickholz.

     1998 INCENTIVE STOCK OPTION PLAN--The Company's 1998 Incentive Stock Option Plan was approved by the following vote: 10,964,638 For, 6,007,700 Against, 99,227 Abstentions.

     AMENDMENT OF ARTICLES OF INCORPORATION--An amendment to the Company's Articles of Incorporation increasing the number of authorized shares from 30,000,000 to 100,000,000 was approved by the following vote: 10,903,013 For, 6,071,880 Against, 96,672 Abstentions.

     SELECTION OF AUDITORS--The selection of Deloitte & Touche, LLP as independent auditors of the Company for the fiscal year ending 1998 was ratified by the following vote: 16,981,661 For, 10,325 Against, 79,579 Abstentions.

ITEM 5.--OTHER INFORMATION - NONE

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits


EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBIT
-------                        ----------------------
3(i)       Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended
             June 30, 1997.
3(i)(a)*   Amendment to Articles of Incorporation of the Company.
3(ii)      Bylaws of the Company - incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21,
             1995.
4.1        Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg.
             No. 333-35561).
4.2        Indenture dated February 24, 1994 by and between the Company and
             Shawmut Bank, National Association, as Trustee, with respect to the
             $39,500,000 in aggregate principal amount of Original Senior Deferred
             Coupon Notes and Exchange Senior Deferred Coupon Notes due 2006,
             including the form of Deferred Coupon Note - incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1
             dated March 25, 1994.
4.3        Indenture dated as of February 24, 1994 by and between M-W Corp. and
             Shawmut Bank, National Association, as Trustee, with respect to the
             10-1/2% Original Senior Subordinated Notes and the 10-1/2% Exchange
             Senior Subordinated Notes due 2004, including the form of Note and the guarantees of the Company, Wisco and Pavey - incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1
             dated March 25, 1994.
4.3.1      Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit 4.3 - incorporated by reference from Exhibit 4.4.1 of the
             Company's Registration Statement on Form S-1 dated September 21, 1995.
4.3.2      Form of Second Supplemental Indenture to the Indenture identified in
             Exhibit 4.3 - incorporated by reference from Exhibit 4.4.2 of the
             Company's Registration Statement on Form S-1 dated September 21, 1995.
4.4        Form of Stockholders Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 and Amendment
             No. 1 thereto - incorporated by reference from Exhibit 4.4 of the
             Company's Registration Statement on Form S-1 dated March 25, 1994.
4.5        Form of Employee Stockholders Agreement among the Company and certain employee holders of the Common Stock effective as of February 24, 1994
             - incorporated by reference from Exhibit 4.5 of the Company's
             Registration Statement on Form S-1 dated March 25, 1994.
4.6        Form of American Mail-Well Employee Stockholders Agreement among the
             Company and certain holders of the Common Stock - incorporated by reference from Exhibit 10.44 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
4.7        Form of Registration Rights Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 -
             incorporated by reference from Exhibit 4.6 of the Company's
             Registration Statement on Form S-1 dated March 25, 1994.
4.8        Form of Indenture between the Company and The Bank of New York, as
             Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due
             2002--incorporated by reference from Exhibit 4.2 to the Company's
             Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No.
             333-36337).
4.9        Form of Supplemental Indenture between the Company and The Bank of New
             York, as Trustee, dated November 1997, relating to the Company's
             $152,050,000 aggregate principal amount of 5% Convertible Subordinated
             Notes due 2002 and Form of Convertible Note--incorporated by reference from Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3 dated
             November 10, 1997 (Reg. No. 333-36337).
10.1       Asset Purchase Agreement dated December 7, 1993 by and among GP
             Envelope, G-P, M- W Corp. and the Company, as amended - incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.



10.2       General Indemnity Agreement between M-W Corp. and Amwest Surety
             Insurance Company together with form of Letter of Credit -
             incorporated by reference from Exhibit 10.16 of the Company's
             Registration Statement on Form S-1 dated March 25, 1994.
10.3       Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25,
             1994.
10.4       Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit
             10.18 of the Company's Registration Statement on Form S-1 dated March
             25, 1994.
10.5       Form of M-W Corp. Employee Stock Ownership Plan effective as of
             February 23, 1994 and related Employee Stock Ownership Plan Trust
             Agreement - incorporated by reference from Exhibit 10.19 of the
             Company's Registration Statement on Form S-1 dated March 25, 1994.
10.6       Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7       Company 1994 Stock Option Plan, as amended on May 7, 1997 -
             incorporated by reference from Exhibit 10.56 of the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.8       Form of the Company Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.9       Form of the Company Nonqualified Stock Option Agreement - incorporated by from Exhibit 10.23 of the Company's Registration Statement on Form
             S-1 dated March 25, 1994.
10.10      Asset Purchase Agreement dated October 31, 1994 by and between
             American and M-W Corp., as amended - incorporated by reference from
             Exhibit 10.30 of the Company's Registration Statement on Form S-1
             dated May 9, 1995.
10.11      Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment
             Canada Limited and Schroder Venture Managers (North America) Inc. -
             incorporated by reference from Exhibit 10.25 of the Company's
             Registration Statement on Form S-1 dated September 21, 1995.
10.12      Indemnification Escrow Agreement dated July 31, 1995, by and among
             3159051 Canada Inc., Royal Trust Company of Canada and Schroder
             Investment Canada Limited and Schroder Venture Mangers (North America)
             Inc. - incorporated by reference from Exhibit 10.26 of the Company's'
             Registration Statement on Form S-1 dated September 21, 1995.
10.13      Guaranty dated July 31, 1995, executed by M-W Corp. in favor of
             Schroder Investment Canada Limited and Schroder Venture Mangers (North
             America) Inc., as Agents - incorporated by reference from Exhibit
             10.27 of the Company's Registration Statement on Form S-1 dated
             September 21, 1995.
10.14      Securities Purchase Agreement dated as of August 2, 1995, as amended, by and among GAC Acquisition Company, Inc., GAC and the
             securityholders of GAC and McCown De Leeuw & Co., as Agents -
             incorporated by reference from Exhibit 10.28 of the Company's
             Registration Statement on Form S-1 dated September 21, 1995.
10.15      Guaranty dated as of August 2, 1995, by M-W Corp. in favor of McCown
             De Leeuw & Co., as Agents - incorporated by reference from Exhibit
             10.30 of the Company's Registration Statement on Form S-1 dated
             September 21, 1995.
10.16      Asset Purchase Agreement dated April 26, 1996 by and between Quality
             Park Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit 1 of the Company's Form 8-K dated May 2, 1996.
10.17      Acquisition Agreement and Plan of Share Exchange by and among Graphic
             Arts Center, Inc. and Shepard Poorman Communications Corporation dated
             November 6, 1996-incorporated by reference from Exhibit 10.33 of the
             Company's Annual Report on Form 10-K for the year ended December 31,
             1996.
10.18      Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by
             and among Graphic Arts Center, Inc. and Shepard Poorman Communications
             Corporation dated November 6, 1996-incorporated by reference from
             Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



10.19      Asset Purchase Agreement dated as of October 15, 1996 by and between
             Supremex, Inc. and PNG Products, Inc. Pac National Group and PNG
             Envelope Internationale, Inc.-incorporated by reference from Exhibit
             10.35 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996
10.20      Master Lease Agreement dated as of August 1, 1996 between General
             Electric Capital Corporation and Mail-Well, Inc., Mail-Well I
             Corporation, Graphic Arts Center, Inc., Mail-Well West, Pavey Envelope
             and Tag Corp., Wisco II, L.L.C and Wisco Envelope Corp-incorporated by reference from Exhibit 10.36 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1996.
10.21      Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope
             and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco
             III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and
             Mail-Well Trade Receivables Corp., as Purchaser-incorporated by reference from Exhibit 10.39 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1996.
10.22      Mail-Well Receivables Master Trust Pooling and Servicing Agreement
             dated as of November 15, 199 by and between Mail-Well Trade
             Receivables Corporation, Seller, Mail-Well I Corporation, Servicer,
             and Norwest Bank Colorado, National Association, Trustee-incorporated by reference from Exhibit 10.40 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1996.
10.23      Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and
             Servicing Agreement, dated as of November 15, 1996, by and between
             Mail-Well Trade Receivables Corporation, Seller, Mail-Well I
             Corporation, Servicer, and Norwest Bank Colorado, National
             Association, as Trustee on behalf of the Series 1996-1
             Certificateholders-incorporated by reference from Exhibit 10.41 of the
             Company's Annual Report on Form 10-K for the year ended December 31,
             1996.
10.24      Series 1996-1 Certificate Purchase Agreement dated as of November 15,
             1996 among Mail-Well Trade Receivables Corporation, as Seller,
             Corporate Receivables Corporation, as Purchaser, Norwest Bank
             Colorado, National Association, as Trustee, and Mail-Well I
             Corporation, as Servicer-incorporated by reference from Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996.
10.25      Intercreditor Agreement dated as of November 15, 1996 by and among
             Citicorp North America, Inc., as Securitization Company Agent, Banque
             Paribas, New York Branch, as Liquidity Agent, Banque Paribas, as
             Credit Lenders' Agent, Norwest Bank Colorado, National Association, as
             Trustee, Mail-Well Trade Receivables Corporation, as Servicer,
             originator and Mail-Well Credit Borrower, Supremex, Inc., as the
             Supremex Credit Borrower and the other parties hereto-incorporated by reference from Exhibit 10.43 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1996.
10.26      Series 1996-1 Asset Purchase Agreement among Corporate Receivables
             Corporation, the Liquidity Providers Parties hereto, Citicorp North
             America, Inc., as Securitization Company Agent, Banque Paribas, New
             York Branch, as Liquidity Agent, and Norwest Bank Colorado, National
             Association, as trustee, dated as of November 15, 1996-incorporated by reference from Exhibit 10.44 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1996.
10.27      1997 Non-Qualified Stock Option Plan-- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March
             31, 1997
10.28      Company's 1998 Incentive Stock Option Plan--incorporated by reference from the Company's definitive proxy statement for the regular annual meeting of stockholders held April 29, 1998
10.29      Credit Agreement dated as of March 16, 1998 among Mail-Well I
             Corporation, certain Guarantors, Bank of America National Trust and
             Savings Association, as Agent and other financial institutions party thereto-incorporated by reference from the Company's 10-Q for the quarter ended March 31, 1998.
10.30      Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings
             Association, as Agent and other financial institutions party thereto-incorporated by reference from the Company's 10-Q for the quarter ended March 31, 1998.



10.31      Participation Agreement dated as of December 15, 1997 among Mail-Well
             I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-incorporated by reference from the Company's 10-Q for the quarter ended March 31, 1998.
10.32      Equipment Lease dated as of December 15, 1997 among Mail-Well I
             Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-incorporated by reference from the Company's 10-Q for the quarter ended March 31, 1998.
10.33      Guaranty Agreement dated as of December 15, 1997 among Mail-Well,
             Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray
             Envelope Corporation, Shepard Poorman Communications Corporation,
             Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I
             Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-incorporated by reference from the Company's 10-Q for the quarter ended March 31, 1998.
10.34      Stock Purchase Agreement dated as of December 15, 1997 among Mail-Well
             I Corporation and Poser Business Forms, Inc. and other Selling
             Shareholders party thereto, incorporated by reference from the
             Company's report on Form 8-K dated January 6, 1998.
10.35      Asset Purchase Agreement dated as of January 31, 1998 among Lawson
             Mardon Packaging USA, Inc (USA), incorporated by reference from the
             Company's report on Form 8-K dated March 10, 1998.
10.36      Asset Purchase Agreement dated as of January 31, 1998 among 3014597
             Nova Scotia Company and Lawson Mardon Packaging Inc. (Canada),
             incorporated by reference from the Company's report on Form 8-K dated
             March 10, 1998.
10.37      Agreement and Plan of Merger among Mail-Well I Corporation, Mail-Well,
             Inc. and Anderson Lithograph Holding Corp. dated April 23, 1998, incorporated by reference from the Company's report on Form 8-K dated
             May 28, 1998.
10.38      Acquisition Agreement and Plan of Merger among Mail-Well, Inc.,
             Mail-Well I Corporation, Color Art, Inc. and certain controlling shareholders thereof, dated May 15, 1998, incorporated by reference from the Company's report on Form 8-K dated May 30, 1998.
27.1*      Financial Data Schedule - as of and for the three months ended June
             30, 1998.
27.2*      Restated Financial Data Schedule - as of and for the six months ended June 30, 1996 and 1997, and as of and for the nine months ended September 30, 1996 and 1997.

-------------
*  Filed herewith.

          (b) REPORTS ON FORM 8-K

           1. Current report filed on Form 8-K dated as of May 28, 1998 in connection with the acquisition of Anderson Lithograph Holding Corp.

          2. Current report on Form 8-K dated as of May 30, 1998 in connection with the acquisition of the commercial printing group.

          3. Amendment to Form 8-K dated May 30, 1998 incorporating the restated financial statements of the Company.


                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           MAIL-WELL, INC.
                                           (Registrant)


                                           By /s/ PAUL V. REILLY
                                              ---------------------------
                                                  Paul V. Reilly
                                                  President,
                                                  Chief Operating Officer

August 12, 1998