Form 10-Q
period 1998-09-30
MAIL WELL INC
filed 1998-11-13
CIK 920321

=============================================================================



                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

         /x/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998


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

                       Yes  /x/  No  / /

As of November 13, 1998, the Registrant had 48,817,173 shares of Common Stock, $0.01 par value, outstanding.


=============================================================================

                  MAIL-WELL, INC. AND SUBSIDIARIES

                         TABLE OF CONTENTS
---------------------------------------------------------------------


                                                                 Page
                                                                 ----
Part I -   FINANCIAL INFORMATION
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . .  3
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . 13
  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . . . . 17

Part II -  OTHER INFORMATION
  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 17
  Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . 17
  Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . 17
  Item 4.  Submission of Matters to a Vote of
           Securities Holders . . . . . . . . . . . . . . . . . . 17
  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . 17
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 18

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . 21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                     MAIL-WELL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS)                                                 SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                                       ------------------       -----------------
CURRENT ASSETS
  Cash and cash equivalents                                               $    3,027                $ 40,911
  Receivables, net                                                           146,674                  64,958
  Accounts receivable -- other                                                 9,119                  10,307
  Securitized interest in accounts receivable                                 24,003                  22,319
  Inventories                                                                119,300                  86,268
  Other current assets                                                        23,310                  10,135
                                                                          ----------                --------
     Total current assets                                                 $  325,433                $234,898
PROPERTY, PLANT AND EQUIPMENT -- NET                                         415,159                 262,797
GOODWILL -- NET                                                              305,305                 153,927
OTHER ASSETS -- NET                                                           25,339                  19,789
                                                                          ----------                --------
TOTAL ASSETS                                                              $1,071,236                $671,411
                                                                          ==========                ========


CURRENT LIABILITIES
  Accounts payable                                                        $   91,385                $ 53,641
  Accrued compensation and vacation                                           48,489                  37,139
  Other current liabilities                                                   45,591                  28,143
  Current portion of long-term debt and capital leases                         8,207                  10,533
                                                                          ----------                --------
     Total current liabilities                                            $  193,672                $129,456
BANK BORROWINGS                                                              279,298                  90,179
SENIOR SUBORDINATED NOTES                                                     85,000                  85,000
CONVERTIBLE SUBORDINATED NOTES                                               152,050                 152,050
OTHER LONG TERM LIABILITIES                                                   57,224                  39,406
                                                                          ----------                --------
     Total liabilities                                                    $  767,244                $496,091
                                                                          ----------                --------

MINORITY INTEREST                                                         $    3,500                $  3,500
                                                                          ==========                ========
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 25,000 shares
   authorized, none issued and outstanding                                $        -                $      -
  Common stock, $0.01 par value; 100,000,000 shares
   authorized, 48,794,076 and 43,042,959 shares
   issued and outstanding, respectively (including
   3,896,544 shares held by ESOP)                                                488                     430
  Paid-in capital                                                            207,649                 102,475
  Retained earnings                                                          102,672                  72,541
  Other                                                                      (10,317)                 (3,626)
                                                                          ----------                --------
     Total stockholders' equity                                           $  300,492                $171,820
                                                                          ----------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,071,236                $671,411
                                                                          ==========                ========

                     See notes to unaudited consolidated financial statements.


                                     MAIL-WELL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(THOUSANDS, EXCEPT PER SHARE DATA)                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                             -------------                -------------
                                                         1998           1997          1998             1997
                                                         ----           ----          ----             ----
NET SALES                                              $404,143       $278,794     $1,072,936        $782,708

COST OF SALES                                           318,521        218,017        847,840         609,347
                                                       --------       --------     ----------        --------

GROSS PROFIT                                           $ 85,622       $ 60,777     $  225,096        $173,361

OTHER OPERATING COSTS
   Selling, administrative and other                     53,175         37,500        141,234         111,566
   Merger costs                                             284              -          3,286               -
                                                       --------       --------     ----------        --------

OPERATING INCOME                                       $ 32,163       $ 23,277     $   80,576        $ 61,795

OTHER (INCOME) EXPENSE
   Interest expense                                      10,979          7,948         26,132          22,237
   Other                                                    (49)           326         (1,134)           (606)
                                                       --------       --------     ----------        --------

INCOME BEFORE INCOME TAXES                             $ 21,233       $ 15,003     $   55,578        $ 40,164

PROVISION FOR INCOME TAXES                                8,510          6,186         22,023          15,620
                                                       --------       --------     ----------        --------

NET INCOME                                             $ 12,723       $  8,817     $   33,555        $ 24,544
                                                       ========       ========     ==========        ========






EARNINGS PER BASIC SHARE                               $   0.27       $   0.22     $     0.73        $   0.61
EARNINGS PER DILUTED SHARE                             $   0.25       $   0.21     $     0.67        $   0.59

WEIGHTED AVERAGE SHARES - BASIC                          47,004         40,644         45,772          40,426
WEIGHTED AVERAGE SHARES - DILUTED                        56,804         42,626         55,797          41,809

                  See notes to unaudited consolidated financial statements.


                                     MAIL-WELL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)                                                            NINE MONTHS ENDED
                                                                                  -----------------
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                       1998                             1997
                                                                       ----                             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $  33,555                        $ 24,544
  Adjustments to reconcile net income to cash
   provided by operations
  Depreciation and amortization                                         29,279                          21,149
  Deferred income taxes                                                  8,882                           5,570
  Decrease (increase) in receivables                                   (19,595)                         (9,850)
  Decrease (increase) in inventories                                     2,202                          (3,009)
  Increase (decrease) in accounts payable                               (6,610)                         (1,596)
  All other operating activities                                        (6,649)                          8,507
                                                                     ---------                        --------
    Net cash provided by operating activities                        $  41,064                        $ 45,315
                                                                     ---------                        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition costs, net of cash acquired                            $(313,431)                       $(55,882)
  Capital expenditures                                                 (49,421)                        (31,360)
  Other investing activities                                               586                          20,036
                                                                     ---------                        --------

    Net cash used in investing activities                            $(362,266)                       $(67,206)
                                                                     ---------                        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from common stock issuance                            $  92,476                        $    188
  Cash overdrafts                                                       10,445                            (391)
  Proceeds from long-term debt                                         372,770                          81,023
  Repayments of long-term debt and capital lease
   obligations                                                        (187,015)                        (52,553)
  Other financing activities                                            (3,746)                         (2,615)
                                                                     ---------                        --------

    Net cash provided by financing activities                        $ 284,930                        $ 25,652
                                                                     ---------                        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              $  (1,612)                       $   (355)
                                                                     ---------                        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              $ (37,884)                       $  3,406
BALANCE AT BEGINNING OF PERIOD                                          40,911                          12,297
                                                                     ---------                        --------

BALANCE AT END OF PERIOD                                             $   3,027                        $ 15,703
                                                                     =========                        ========



                  See notes to unaudited consolidated financial statements.

               MAIL-WELL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)


1.  BASIS OF PRESENTATION

    NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (the "Company") is a leading consolidator in the highly fragmented printing industry, specializing in customized envelopes, high impact printing, commercial printing, consumer product labels and business communications documents.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange. These financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    INTERIM FINANCIAL INFORMATION -- The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 8-K dated May 30, 1998 and its 1997 Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the Company's fiscal year ending December 31, 1998. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the three and nine months ended September 30, 1998 and 1997.

    EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")-- Unearned ESOP compensation balance is presented in the accompanying financial statements as a reduction of equity. As the ESOP shares are allocated to participants, the unearned ESOP compensation balance will decrease and compensation expense will be recorded.

    RECLASSIFICATION -- Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

    INVENTORIES -- Detail of inventories, in thousands

                                                 SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                 ------------------     -----------------
Raw materials                                         $ 46,298              $34,656
Work in process                                         24,778               12,428
Finished goods                                          52,172               42,132
Reserve for obsolescence and loss                       (3,948)              (2,948)
                                                      --------              -------
                                                      $119,300              $86,268
                                                      ========              =======

    OTHER COMPREHENSIVE INCOME -- Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income", was adopted January 1, 1998. This statement requires reporting of changes in stockholders' equity that do not result directly from transactions with share owners. A summary of these changes is as follows:

                                                        THREE MONTHS ENDED
                                                        ------------------
                                              SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                              ------------------  ------------------
(in thousands)
 Net income                                         $12,723            $8,817
 Foreign currency translation adjustments, net       (4,129)              (55)
 Unrealized loss on investment securities, net         (723)              (55)
                                                    -------            ------
 Total                                              $ 7,871            $8,707
                                                    =======            ======

                                                         NINE MONTHS ENDED
                                                         -----------------
                                              SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                              ------------------  ------------------
 Net income                                         $33,555           $24,544
 Foreign currency translation adjustments, net       (5,871)             (198)
 Unrealized loss on investment securities, net         (686)              (55)
                                                    -------           -------
 Total                                              $26,998           $24,291
                                                    =======           =======

    EARNINGS PER SHARE -- In June 1997, the Company's common stock split 3:2 and in June 1998 the Company's common stock split 2:1; all share and per share information has been retroactively restated to reflect these splits. The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.

                                                          INCOME         SHARES       PER-SHARE
(in thousands, except per share amounts)                (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                        -----------   -------------   ---------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998,
   EARNINGS PER BASIC SHARE
   Income available to common stockholders                $12,723        47,004         $0.27
   EARNINGS PER DILUTED SHARE
   Stock options                                                -         1,452
   Convertible subordinated notes                         $ 1,313         8,003
   Other                                                        -           345
   Income available to common stockholders including
   assumed conversions                                    $14,036        56,804         $0.25


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997,
   EARNINGS PER BASIC SHARE
   Income available to common stockholders                $ 8,817        40,644         $0.22
   EARNINGS PER DILUTED SHARE
   Stock options                                                -         1,838
   Other                                                        -           144
   Income available to common stockholders including
   assumed conversions                                    $ 8,817        42,626         $0.21


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998,
   EARNINGS PER BASIC SHARE
   Income available to common stockholders                $33,555        45,772         $0.73
   EARNINGS PER DILUTED SHARE
   Stock options                                                -         1,702
   Convertible subordinated notes                         $ 3,940         8,003
   Other                                                        -           320
   Income available to common stockholders including
   assumed conversions                                    $37,495        55,797         $0.67


                                                          INCOME         SHARES       PER-SHARE
(in thousands, except per share amounts)                (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                        -----------   -------------   ---------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997,
   EARNINGS PER BASIC SHARE
   Income available to common stockholders                $24,544        40,426         $0.61
   EARNINGS PER DILUTED SHARE
   Stock options                                                -         1,298
   Other                                                        -            85
   Income available to common stockholders including
   assumed conversions                                    $24,544        41,809         $0.59


3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                  INTEREST RATE AT
                                                 SEPTEMBER 30, 1998   SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                 ------------------   ------------------  -----------------
    Bank borrowings:

       Unsecured line of credit, due March 31, 2003         6.31%               $247,295           $      -
       Unsecured loan, due June 9, 2003                     6.88%                 27,067                  -
       Demand note                                                                     -             55,393
    Senior Subordinated Notes, due 2004                    10.50%                 85,000             85,000
    Convertible Subordinated Notes, due 2002                5.00%                152,050            152,050
    Other                                                                         11,188             44,709
                                                                                --------           --------
                                                                                $522,600           $337,152
    Less current maturities                                                       (6,252)            (9,923)
                                                                                --------           --------
    Long-term debt                                                              $516,348           $327,229
                                                                                ========           ========


     On March 18,1998, the Company closed a new bank facility totaling $300 million with Bank of America, the lead agent for its syndicate of banks. The new bank facility consists of a five-year unsecured line of credit. Proceeds from the unsecured line of credit were used to repay the Demand Note outstanding at December 31, 1997.

     On June 9, 1998, Supremex (the Company's Canadian subsidiary) and the Company entered into a Canadian dollar denominated loan agreement of C$ 43,044 maturing over five years.

4. COMMON STOCK ISSUANCE

     On February 11, 1998, the Company completed the sale of 6,000,000 shares of its Common Stock at a price of $19.625 per share through a group of underwriters led by Prudential Securities Incorporated. Of these shares, 4,864,600 were sold by the Company and 1,135,400 were sold by a group of shareholders. Net proceeds from the sale of common stock by the Company and from the exercise of stock options of $92.50 million were used for general corporate purposes.

5.  STOCK OPTIONS

     On February 4, 1998, the Company's Board of Directors adopted a non-qualified stock option plan (the "1998 Plan") for key employees and directors authorizing future grants of stock options to purchase up to 1,000,000 shares of the Company's common stock. The Compensation Committee of the Board has approved stock option grants for 234,000 shares under this plan during 1998. The exercise price of all options granted is at least the fair market value of the Company's common stock on the date of the grant.

6. ACQUISITIONS

   The presentation below summarizes the Company's acquisitions,

                                                                                                                 ESTIMATED
                                                                              MONTH       OPERATING                ANNUAL
                                                     LOCATION                ACQUIRED      SEGMENT                 SALES
                                               ----------------------------------------------------------------------------
                                                                                                                 (MILLIONS)
   1997 ACQUISITIONS
   Griffin Envelope, Inc. ("Griffin")          Seattle, Washington           June        Envelope                  $ 12
   The Allied Printers ("Allied")              Seattle, Washington           July        High Impact                 17
   Murray Envelope Corporation ("Murray")      Hattiesburg, Mississippi      July        Envelope                    48
   National Color Graphics, Inc. ("NCG")       Atlanta, Georgia              September   High Impact                 23
   Intertec Mailing Services ("MW Services")   Nashville, Tennessee          October     Envelope                     7
   Cambridge, Maryland plant of Western
      Graphics Communications ("MW Graphics")  Cambridge, Maryland           December    Envelope                    33
                                                                                                                   ----
      Aggregate purchase price was $87.0
        million, with $32.7 million goodwill
        recorded                                                                                                   $140

   1998 ACQUISITIONS THROUGH SEPTEMBER 1998
   Poser Business Forms, Inc. ("Poser")        Fairhope, Alabama             January     Documents                 $ 90
   Rono Graphic Communications Co. ("Rono")    Portland, Oregon              March       High Impact                 12
   Lawson Mardon Label Division ("MW Label")   Toronto, Ontario              March       Labels                      81
   Denver Forms Company  ("Denver Forms")      Denver, Colorado              March       Documents                   12
   National Graphics Company ("Natl Graphics") Denver, Colorado              March       Envelope                     8
   EPX Denver ("EPX")                          Denver, Colorado              March       Documents                    4
   Blue Line Envelope ("Blue Line")            Montreal, Quebec              April       Envelope                     6
   South Press, Inc. ("South Press")           Dallas, Texas                 April       High Impact                 12
   Century Index Corporation ("Century")       Anaheim, California           May         Envelope                     8
   Label Division, IP Paper ("IP Label")       Bowling Green, Kentucky       May         Labels                      30
   Anderson Lithograph ("Anderson")            Los Angeles, California       May         High Impact                135
   Illinois Envelope, Inc ("Illinois")         Kalamazoo, Michigan           June        Envelope                     7
   Gould Packaging, Inc ("Gould")              Vancouver, Washington         June        Envelope                    14
   Graphics Illustrated, Inc. ("Graphics")     West Palm Beach, Florida      August      Commercial                  11
   McLaren, Morris and Todd Ltd. ("MM&T")      Mississauga, Ontario          August      Commercial                  34
   John D. Lucas Printing Co. ("Lucas")        Baltimore, Maryland           August      Commercial                  27
   Armstrong-White, Inc. ("Armstrong")         Bloomfield Hills, Michigan    August      High Impact                  2
   Richtman Printing ("Richtman")              Englewood, Colorado           September   Commercial                   6
   Production Press, Inc. ("PPI")              Jacksonville, Illinois        September   Commercial                   9
                                                                                                                   ----
      Aggregate purchase price was $313.4
        million, with $156.1 million goodwill
        recorded                                                                                                   $508

   1998 MERGERS, COMMERCIAL PRINTING GROUP
   Color Art, Inc. ("Color Art")               St. Louis, Missouri           May         Commercial                $ 76
   Accu-Color, Inc. ("Accu-Color")             St. Louis, Missouri           May         Commercial                  14
   Industrial Printing Company ("IPC")         Toledo, Ohio                  May         Commercial                  20
   IPC Graphics ("IPC Graphics")               Toledo, Ohio                  May         Commercial                  11
   United Lithograph, Inc.("United Litho")     Somerville, Mass.             May         Commercial                  21
   French Bray, Inc. ("French Bray")           Glen Burnie, Maryland         May         Commercial                  23
   Clarke Printing Co. ("Clarke")              San Antonio, Texas            May         Commercial                  11
                                                                                                                   ----
                                                                                                                   $176

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


                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------   -------------------------------
                                          1998           1997              1998            1997
                                          ----           ----              ----            ----
Net sales as reported                   $404,143       $278,794         $1,072,936     $  782,708
  1997 acquisitions in the aggregate           -         13,421                  -         82,717
  1998 acquisitions in the aggregate      13,860        132,226            175,499        384,134
                                        --------       --------         ----------     ----------
Net sales, pro forma                    $418,003       $424,441         $1,248,435     $1,249,559
                                        --------       --------         ----------     ----------


Cost of sales, as reported              $318,521       $218,017         $  847,840        609,347
  1997 acquisitions in the aggregate           -         11,447                  -         67,866
  1998 acquisitions in the aggregate      10,695        107,287            138,633        314,339
                                        --------       --------         ----------     ----------
Cost of sales, pro forma                $329,216       $336,751         $  986,473     $  991,552
                                        --------       --------         ----------     ----------

Gross profit, as reported               $ 85,622       $ 60,777         $  225,096     $  173,361
                                        ========       ========         ==========     ==========
                                            21.2%          21.8%              21.0%          22.1%

Gross profit, pro forma                 $ 88,787       $ 87,690         $  261,962     $  258,007
                                        ========       ========         ==========     ==========
                                            21.2%      $   20.7%              21.0%          20.6%

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

     Each of the mergers was negotiated and consummated as separate transactions and the separate mergers were not contingent upon each other. Except for French Bray and Clarke Printing, all of the above entities had elected Subchapter S corporation treatment for U.S. federal income tax purposes and, accordingly, did not pay U.S. federal income taxes. Subsequent to May 30, 1998, these companies will be included in Mail-Well's consolidated U.S. federal income tax return. In connection with the mergers, the Company also issued common stock to acquire the net assets (including the assumption of the debt associated with such assets) of certain related real estate ventures owned by shareholders of the commercial printing companies. The shares of the Company's common stock exchanged for real estate assets are included with the shares exchanged for the respective operating company in the table above. The results of operations and financial condition of the real estate assets are reflected in the consolidated financial statements with significant intercompany transactions and balances eliminated.

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

     In connection with the mergers, transaction costs incurred by the Commercial Printing Group of approximately $3.3 million were expensed in 1998. These costs consist primarily of investment banking, legal and accounting fees.


8.   SEGMENT INFORMATION

     The Company's operating segments prepare separate financial information that is evaluated regularly by senior management in assessing performance and deciding how to allocate resources. The Company does not allocate corporate overhead, merger expense, interest (income) expense, amortization expense or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line, and segment information for the three and nine months ended September 30 is as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------    -------------------------------
                                          1998           1997               1998             1997
                                          ----           ----               ----             ----
Net sales
   U.S. envelope                        $169,133       $150,207           $  503,404       $429,584
   Canadian envelope                      26,175         26,901               82,848         85,983
   High impact color printing            105,997         56,388              225,654        137,443
   Commercial printing                    51,127         42,804              130,830        122,098
   Business communication printing<Fa>    28,728          2,494               81,887          7,600
   Label printing                         22,983              0               48,313              0
                                        --------       --------           ----------       --------
Total net sales                         $404,143       $278,794           $1,072,936       $782,708
                                        --------       --------           ----------       --------


                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------    -------------------------------
                                          1998           1997               1998             1997
                                          ----           ----               ----             ----

Operating income
   U.S. envelope                         $15,555        $15,868           $ 47,918         $ 45,126
   Canadian envelope                       4,997          4,396             14,147           12,938
   High impact color printing              8,302          3,848             13,351            7,462
   Commercial printing                     5,241          2,602             10,119            7,365
   Business communication printing<Fa>     2,098            102              6,307              416
   Label printing                          1,686              0              3,610                0
   Corporate                              (5,716)        (3,539)           (14,876)         (11,512)
                                        --------       --------           --------         --------
Total operating income                   $32,163        $23,277           $ 80,576         $ 61,795
                                        --------       --------           --------         --------

Depreciation
   U.S. envelope                          $3,292         $2,686             $9,638           $7,513
   Canadian envelope                         561            581              1,698            1,723
   High impact color printing              3,015          1,709              7,193            4,747
   Commercial printing                       974          1,710              4,274            5,054
   Business communication printing<Fa>       426             88              1,277              231
   Label printing                          1,004              0              2,137                0
   Corporate                              (1,212)        (1,300)            (3,643)          (3,629)
                                        --------       --------           --------         --------
Total depreciation                        $8,060         $5,474           $ 22,574         $ 15,639
                                        --------       --------           --------         --------



                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                        -------------     ------------
                                                                            1998              1997
                                                                            ----              ----
Identifiable Assets
   U.S. envelope                                                         $  401,193         $374,715
   Canadian envelope                                                         97,366           93,997
   High impact color printing                                               320,840          161,070
   Commercial printing                                                      139,785           79,460
   Business communication printing<Fa>                                       84,188            5,750
   Label printing                                                            94,084                0
   Corporate                      <Fb>                                      (66,220)         (43,581)
                                                                         ----------         --------
Total assets                                                             $1,071,236         $671,411
                                                                         ----------         --------

<Fa> 1997 information for the business communication printing segment represents IPC Graphics, which was part of the merger completed on May 30, 1998 and accounted for under the pooling of interests method.

<Fb> Corporate identifiable assets include adjustments for the accounts receivable securitization sales and certain significant operating leases. This is done to reflect the return on assets employed within each segment on a consistent basis

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------   -------------------------------
                                          1998           1997              1998            1997
                                          ----           ----              ----            ----
Net sales
   U.S. envelope                        $169,133       $150,207         $  503,404       $429,584
   Canadian envelope                      26,175         26,901             82,848         85,983
   High impact color printing            105,997         56,388            225,654        137,443
   Commercial printing                    51,127         42,804            130,830        122,098
   Business communication printing        28,728          2,494             81,887          7,600
   Label printing                         22,983              0             48,313              0
                                        --------       --------         ----------       --------
Total net sales                         $404,143       $278,794         $1,072,936       $782,708
                                        --------       --------         ----------       --------

Operating income
   U.S. envelope                        $ 15,555       $ 15,868         $   47,918       $ 45,126
   Canadian envelope                       4,997          4,396             14,147         12,938
   High impact color printing              8,302          3,848             13,351          7,462
   Commercial printing                     5,241          2,602             10,119          7,365
   Business communication printing         2,098            102              6,307            416
   Label printing                          1,686              0              3,610              0
   Corporate                              (5,716)        (3,539)           (14,876)       (11,512)
                                        --------       --------         ----------       --------
Total operating income                  $ 32,163       $ 23,277         $   80,576       $ 61,795
   Interest expense                       10,979          7,948             26,132         22,237
   Other (income) expense                    (49)           326             (1,134)          (606)
   Income tax expense                      8,510          6,186             22,023         15,620
                                        --------       --------         ----------       --------
Net income                              $ 12,723       $  8,817         $   33,555       $ 24,544
                                        ========       ========         ==========       ========

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SAME PERIOD IN 1997

   Mail-Well's net income for the third quarter of 1998 was $12.7 million, an increase of 44.3% over the same period in 1997. Earnings per diluted share increased 19.0% to $0.25, up from last year's $0.21 as restated for the 1998 merger transactions. Revenues, including acquisitions from date of purchase, increased to a record $404.1 million, 45.0% higher than last year as restated.

   Revenue growth is primarily attributable to acquisitions since the third quarter of 1997. The average Canadian exchange rate was 8.6% lower in the third quarter of 1998 compared to the third quarter of 1997 resulting in a 0.8% decline in total revenue between the periods.
Excluding acquisitions, volume improvement in the third quarter of 1998, over the same period in 1997, of 0.7% is offset by price declines attributable primarily to material cost reductions between the periods. Because of the historical ability to pass through material cost fluctuations to customers the Company uses material margin (that is, net sales less net cost of materials) as revenue trend indicators. Material margin dollars for the third quarter 1998 increased 45.3% compared to the same period in 1997, primarily due to acquisitions. Excluding acquisitions material margin dollars, adjusted for the Canadian dollar fluctuation, for the third quarter of 1998 increased 4.4% over the same period in 1997.

   Gross profit of $85.6 million for the third quarter of 1998 increased
40.9% over the same period in 1997. Expressed as a percent of sales gross profit declined 0.6% to 21.2% in the third quarter of 1998 compared to the year ago period. This decline is partially attributable to acquisitions, which generally have lower gross profit to sales percent than the existing business. It is also due to increased labor and distribution costs in the existing business, particularly in the U.S. Envelope segment.

   Expressed as a percent of sales, selling and administrative expense decreased 0.3% in the third quarter of 1998 compared to the year ago period. Interest expense increased $3.0 million to $11.0 million in the third quarter of 1998 compared to the prior year period primarily due to the increase in acquisitions.




RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SAME PERIOD IN 1997

   Mail-Well's net income for the first nine months of 1998 was $33.6 million, an increase of 36.7% over the same period in 1997. Earnings per diluted share increased 13.6% to $0.67, up from last year's $0.59 as restated for the 1998 merger transaction. Revenues, including acquisitions from date of purchase, rose to a record $1.1 billion, 37.1% higher than last year as restated.

   Revenue growth for the first nine months of 1998 is primarily attributable to acquisitions in 1997 and 1998. The average Canadian exchange rate was 5.5% lower in the first nine months of 1998 compared to the same period in 1997, resulting in a 0.6% decline in total revenue between the periods. Excluding acquisitions, volume for the first nine months of 1998 increased 2.2% compared to the same period in 1997, but is offset by price declines in the same period. Because of the historical ability to pass through material cost fluctuations to customers the Company uses material margin (that is, net sales less net cost of materials) as revenue trend indicators. Material margin dollars for the first nine months of 1998 increased 35.3% compared to the same period in 1997, primarily due to acquisitions. Excluding acquisitions material margin dollars, adjusted for the Canadian dollar fluctuation, for the first nine months of 1998 increased 0.1% compared to the same period in 1997.

   Gross profit of $225 million for the first nine months of 1998 increased 29.8% over the same period in 1997. Expressed as a percent of sales gross profit declined 1.1% to 21.0% for the first nine months of 1998 compared to the same period of 1997. This decline is partially due to acquisitions, which generally have a lower gross profit to sales percent than existing business. It is also due to the effects of the merger on restated operating results since, under pooling of interests accounting operations of the commercial printing companies are included as of the beginning of 1998 even though the merger was completed on May 30, 1998. As a result commercial printing operations include results from periods when they were privately owned companies and not experiencing the cost benefits of Mail-Well ownership.

   Expressed as a percent of sales, selling and administrative expense decreased 0.9% in the first nine months of 1998 compared to the year ago period, due to consolidation of certain administrative functions in the envelope segments. Merger expenses of $3.3 million are legal and consulting fees relating to the May 30, 1998, commercial printing companies mergers, which are required to be expensed under the pooling of interest accounting method. Interest expense increased $3.9 million to $26.1 million in the first nine months of 1998 compared to the prior year period primarily due to the increase in acquisitions.

YEAR 2000

   The Company completed an assessment of its existing computer systems in 1997 and expects to spend and capitalize approximately $9 to $11 million in 1998 and 1999 to purchase and install new systems. The new systems are capable of distinguishing between the year 1900 and the year 2000 ("Year 2000 compliant"). The Company is also conducting an evaluation of actions required to ensure its remaining business critical computer systems will not be disrupted with respect to dating in the Year 2000. The Company has completed or is engaged in the process of updating, replacing and testing certain of its computer systems so as to operate without disruption due to Year 2000 issues. These actions are scheduled to be completed through the third quarter of 1999 and, based on current information available, the Company does not anticipate the costs of remedial actions, which are being expensed as incurred, will be material. Since there can be no assurance that remedial actions can be completed on a timely basis contingency plans are also being developed to address business critical systems which may not be Year 2000 compliant.

     All business critical vendors and customers have been identified and contacted for information on their actions to mitigate Year 2000 disruptions. The Company is in the process of evaluating information supplied to date and contacting those who have not responded to our inquiries. If Year 2000 issues of our business critical vendors and customers are not addressed satisfactorily they could conceivably cause widespread problems, disrupting our business causing a decline in earnings. These theoretical consequences are of a kind and magnitude not unique to the Company, but are generally shared with other manufacturing companies. Although there is inherent uncertainty with respect to these Year 2000 issues, particularly with respect to the Year 2000 readiness of our vendors and customers, at this time management does not believe that the Company's business will be materially affected by Year 2000 issues.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ( the "Statement"). The Statement, which will be effective for the year 2000, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Given the current level of its derivative and hedging activities, the Company believes the impact will not be material.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL REQUIREMENTS -- Net cash provided by operating activities was $41.1 million for the first nine months of 1998 as compared to $45.3 million for the same period for 1997. The decrease is mainly due to increased sales in the third quarter for the high impact segment causing a corresponding increase in receivables of $20 million. Capital expenditures for the first nine months of 1998 were $49.4 million compared to $31.4 million for the same period in 1997 due primarily to replacement of obsolete equipment with new more efficient equipment. At September 30, 1998, the Company had approximately $53 million of available credit under the $300 million facility with the Bank of America. In addition receivable sales continue to be a significant source of funding for the Company. At September 30, 1998, the Company had sold $76 million of receivables under a $100 million securitization facility. The Company believes that cash from operations, its cash position and cash available under credit facilities will be sufficient to meet its capital expenditure, debt maturity and other funding requirements through December 31, 1998.

     COMMON STOCK ISSUANCE -- In February 1998 the Company sold 4,864,600 shares of its Common Stock at a price of $19.625 per share, adjusted for the 2:1 split, through a group of underwriters led by Prudential Securities Incorporated. Proceeds from the sale of stock of $91.2 million were used for general corporate purposes. Additional proceeds have resulted from the exercise of options.

RECENT DEVELOPMENTS

     ACQUISITIONS -- Acquisitions pending or closed subsequent to September 30, 1998, are as follows:

     On October 26, 1998, the Company acquired Perfection Forms and Apico Corporation. Both companies are business communication document printers located in Girard, Kansas, with combined annual sales of $20 million.

     On October 30, 1998, the Company acquired Trafton Printing, Inc. ("Trafton") of Amarillo, Texas. Trafton is a high-end sheetfed printer with annual sales of $9 million.

     On November 2, 1998, the Company acquired Imperial Litho and
Dryography, Inc. ("Imperial") of Phoenix, Arizona. Imperial is a full-service web and sheetfed printer with annual sales of $26 million.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK -- N/A




PART II -- OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS -- None

ITEM 2.--CHANGES IN SECURITIES -- None

ITEM 3.--DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -- None

ITEM 5.--OTHER INFORMATION -- NONE

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
3(i)     Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i)
           of the Company's Form 10-Q for the quarter ended June 30, 1997.

3(i)(a)  Amendment to Articles of Incorporation of the Company.

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

4.2      Indenture dated as of February 24, 1994 by and between M-W Corp. and Shawmut
           Bank, National Association, as Trustee, with respect to the 10-1/2% Original Senior
           Subordinated Notes and the 10-1/2% Exchange Senior Subordinated Notes due 2004,
           including the form of Note and the guarantees of the Company, Wisco and Pavey -
           incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.2.1    Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit
           4.2 - incorporated by reference from Exhibit 4.4.1 of the Company's Registration
           Statement on Form S-1 dated September 21, 1995.

4.2.2    Form of Second Supplemental Indenture to the Indenture identified in Exhibit 4.2
           - incorporated by reference from Exhibit 4.4.2 of the Company's Registration
           Statement on Form S-1 dated September 21, 1995.

4.3      Form of Indenture between the Company and The Bank of New York, as Trustee, dated
           November 1997, relating to the Company's $152,050,000 aggregate principal amount of
           5% Convertible Subordinated Notes due 2002 - incorporated by reference from Exhibit
           4.2 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No.
           333-36337).

4.4      Form of Supplemental Indenture between the Company and The Bank of New York, as
           Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of
           Convertible Note - incorporated by reference from Exhibit 4.5 to the Company's
           Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).

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

10.10    Asset Purchase Agreement dated April 26, 1996 by and between Quality Park
           Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit
           1 of the Company's Form 8-K dated May 2, 1996.

10.11    Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts
           Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996 -
           incorporated by reference from Exhibit 10.33 of the Company's Annual Report on Form
           10-K for the year ended December 31, 1996.

10.12    Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by and among
           Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated
           November 6, 1996 - incorporated by reference from Exhibit 10.34 of the Company's
           Annual Report on Form 10-K for the year ended December 31, 1996.

10.13    Asset Purchase Agreement dated as of October 15, 1996 by and between Supremex,
           Inc. and PNG Products, Inc. Pac National Group and PNG Envelope Internationale,
           Inc. - incorporated by reference from Exhibit 10.35 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1996

10.14    Master Lease Agreement dated as of August 1, 1996 between General Electric
           Capital Corporation and Mail-Well, Inc., Mail-Well I Corporation, Graphic Arts
           Center, Inc., Mail-Well West, Pavey Envelope and Tag Corp., Wisco II, L.L.C and
           Wisco Envelope Corp - incorporated by reference from Exhibit 10.36 of the Company's
           Annual Report on Form 10-K for the year ended December 31, 1996.

10.15    Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-
           Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well
           West, Inc., Graphic Arts Center, Inc.,  Wisco III, L.L.C., Supremex, Inc., Innova
           Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser -
           incorporated by reference from Exhibit 10.39 of the Company's Annual Report on Form
           10-K for the year ended December 31, 1996.

10.16    Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of
           November 15, 199 by and between Mail-Well Trade Receivables Corporation, Seller,
           Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association,
           Trustee - incorporated by reference from Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.17    Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and Servicing
           Agreement, dated as of November 15, 1996, by and between Mail-Well Trade
           Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest
           Bank Colorado, National Association, as Trustee on behalf of the Series 1996-1
           Certificateholders - incorporated by reference from Exhibit 10.41 of the Company's
           Annual Report on Form 10-K for the year ended December 31, 1996.

10.18    Series 1996-1 Certificate Purchase Agreement dated as of November 15, 1996 among
           Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables
           Corporation, as Purchaser, Norwest Bank Colorado, National Association, as Trustee,
           and Mail-Well I Corporation, as Servicer - incorporated by reference from Exhibit
           10.42 of the Company's Annual Report on Form 10-K for the year ended December 31,
           1996.

10.19    Intercreditor Agreement dated as of November 15, 1996 by and among Citicorp North
           America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as
           Liquidity Agent, Banque Paribas, as Credit Lenders' Agent, Norwest Bank Colorado,
           National Association, as Trustee, Mail-Well Trade Receivables Corporation, as
           Servicer, originator and Mail-Well Credit Borrower, Supremex, Inc., as the Supremex
           Credit Borrower and the other parties hereto - incorporated by reference from Exhibit
           10.43 of the Company's Annual Report on Form 10-K for the year ended December 31,
           1996.




10.20    Series 1996-1 Asset Purchase Agreement among Corporate Receivables Corporation, the
           Liquidity Providers Parties hereto, Citicorp North America, Inc., as Securitization
           Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, and Norwest Bank
           Colorado, National Association, as trustee, dated as of November 15, 1996 - incorporated by reference from Exhibit 10.44 of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1996.

10.21    1997 Non-Qualified Stock Option Plan - incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997

10.22    Company's  1998 Incentive Stock Option Plan - incorporated by reference from the
           Company's definitive proxy statement for the regular annual meeting of stockholders held April 29, 1998

10.23    Credit Agreement dated as of March 16, 1998 among Mail-Well I Corporation, certain Guarantors, Bank of America National Trust and Savings Association, as
           Agent and other financial institutions party thereto - incorporated by reference from the Company's 10-Q for the quarter ended March 31, 1998.

10.24    Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain
           Guarantors, Bank of America National Trust and Savings Association, as Agent and
           other financial institutions party thereto - incorporated by reference from the
           Company's 10-Q for the quarter ended March 31, 1998.

10.25    Participation Agreement dated as of December 15, 1997 among Mail-Well I
           Corporation, Keybank National Association, as Trustee and other financial institutions party thereto - incorporated by reference from the Company's 10-Q for the quarter ended March 31, 1998.

10.26    Equipment Lease dated as of December 15, 1997 among Mail-Well I Corporation,
           Keybank National Association, as Trustee and other financial institutions party thereto - incorporated by reference from the Company's 10-Q for the quarter ended
           March 31, 1998.

10.27    Guaranty Agreement dated as of December 15, 1997 among Mail-Well, Inc., Graphic
           Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard
           Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III,
           LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto - incorporated by reference from the Company's
           10-Q for the quarter ended March 31, 1998.

10.28    Stock Purchase Agreement dated as of December 15, 1997 among Mail-Well I
           Corporation and Poser Business Forms, Inc. and other Selling Shareholders party thereto, incorporated by reference from the Company's report on Form 8-K dated
           January 6, 1998.

10.29    Asset Purchase Agreement dated as of January 31, 1998 among Lawson Mardon
           Packaging USA, Inc (USA), incorporated by reference from the Company's report on
           Form 8-K dated March 10, 1998.

10.30    Asset Purchase Agreement dated as of January 31, 1998 among 3014597 Nova Scotia
           Company and Lawson Mardon Packaging Inc. (Canada), incorporated by reference from the Company's report on Form 8-K dated March 10, 1998.

10.31    Agreement and Plan of Merger among Mail-Well I Corporation, Mail-Well, Inc. and
           Anderson Lithograph Holding Corp. dated April 23, 1998, incorporated by reference from the Company's report on Form 8-K dated May 28, 1998.

10.32    Acquisition Agreement and Plan of Merger among Mail-Well, Inc., Mail-Well I
           Corporation, Color Art, Inc. and certain controlling shareholders thereof, dated
           May 15, 1998, incorporated by reference from the Company's report on Form 8-K dated
           May 30, 1998.

27.1<F*> Financial Data Schedule - as of and for the three months ended September 30, 1998.

_____________

<F*> Filed herewith.



     (b) Reports on Form 8-K



            None


                                 20

SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        MAIL-WELL, INC.
                                        (Registrant)




                                        By /s/ Michael A. Zawalski
                                           -----------------------
                                           Michael A. Zawalski
                                           Senior Vice President,
                                           Chief Financial Officer


Date: November 13, 1998