Form 10-K405
period 1998-12-31
MAIL WELL INC
filed 1999-03-01
CIK 920321

------------------------------------------------------------------------
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
          [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 19, 1999 was $536,786,482.

As of February 19, 1999, the Registrant had 48,870,907 shares of Common Stock, $0.01 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this form (Items 11 and 12) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting of Stockholders to be held on or about May 5, 1999.

------------------------------------------------------------------------

                        TABLE OF CONTENTS
                                                                  Page
                                                                  ----
                            PART I

Item 1.   Business                                                  1
          The Company                                               1
          Growth Strategy                                           1
          The Printing Industry                                     2
          Acquisitions                                              2
          Products                                                  3
          Services                                                  6
          Marketing and Distribution                                7
          Printing and Manufacturing                                8
          Materials and Supply Arrangements                        11
          Patents, Trademarks and Brand Names                      11
          Competition                                              11
          Seasonality                                              12
          Employees                                                12
          Environmental                                            13
Item 2.   Properties                                               14
Item 3.   Legal Proceedings                                        14
Item 4.   Submission of Matters to a Vote of Security Holders      14

                           PART II

Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters                             15
          Dividend Policy                                          15
          Issuance of Stock                                        15
Item 6.   Selected Financial Data                                  17
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation.                     18
Item 7A.  Quantitative and Qualitative Disclosures About
           Market Risk.                                            24
Item 8.   Financial Statements and Supplementary Data              25
Item 9.   Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure                  52

                           PART III

Item 10.  Directors and Executive Officers of Registrant           53
Item 11.  Executive Compensation                                   55
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                          55
Item 13.  Certain Relationships and Related Transactions           55

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                     56


                            PART I


ITEM 1.   BUSINESS

THE COMPANY


     Mail-Well, Inc. is a leading consolidator in the highly fragmented printing industry, competing in the following market segments:

     * Envelopes

     * Commercial Printing

     * Printing for Distributors

     * Labels

     Since our inception in February 1994, we have completed 42 acquisitions in the printing industry, for purchase prices ranging from $2.5 million to $97.4 million. We are the largest printer and manufacturer of envelopes in the United States and Canada and one of the leading commercial printers in the United States. We are also the largest printer of custom business documents for the distributor market in the United States and a leading printer of glue-applied paper labels for the food and beverage industry. We currently operate 100 printing facilities throughout North America, serving over 40,000 customers.

     We believe that we have certain competitive advantages in the printing industry, including the ability to (i) utilize our network of strategically located plants and sales offices to attract customers that require production from multiple locations, (ii) realize cost savings as a result of volume related purchases of paper, ink and other raw materials,
(iii) reduce overhead expense through the consolidation of certain administrative functions for insurance, employee benefits and financial management, (iv) increase profitability through the optimization of equipment utilization among facilities, (v) offer customers greater flexibility in meeting their needs due to more available capacity and equipment capabilities and (vi) combine the responsiveness of a local or regional facility with the resources of a large national company.

     Please refer to Note 12 of our consolidated financial statements included elsewhere in this report for additional information concerning our operating and geographic segments.

GROWTH STRATEGY

     Our objective is to continue to increase our cash flows and profits, and to maximize shareholder value, through acquisitions and an operating strategy that enhances operating leverage and achieves cost efficiencies. The key elements of our strategy include:

     BROAD RANGE OF QUALITY PRODUCTS AND SERVICES. We have chosen to operate in areas of the printing industry in which we believe we can capture a larger share of our customers' business by offering a broad array of high quality products and services, cost-effective distribution, advanced technological capabilities and competitive pricing. We intend to continue to increase our services and expand our geographic presence in order to provide our customers a full range of digital archiving, prepress, printing and print management needs. Our commitment to quality, combined with our broad range of services offered, has formed the basis for deepening our long-standing customer relationships. As a result of our diverse product mix, geographic presence and reputation for quality, we have been able to attract new customers as well as capture incremental sales from existing customers.

     STRATEGIC ACQUISITIONS. We believe that the industry is highly fragmented and presents significant opportunities for consolidation. Our growth strategy includes the acquisition of established and profitable printing businesses in markets with attractive growth opportunities. We seek acquisition targets with strong management infrastructures and opportunities to increase operating efficiencies as well as to expand our customer base, presence in geographic areas and product lines. Our management team has extensive experience in identifying attractive acquisition targets and integrating acquired businesses into our operations.

     OPERATING LEVERAGE. We believe that we will continue to realize cost savings as a result of volume related purchases of paper, ink and other raw materials used in the printing process. As we acquire additional businesses in each of our market segments, we believe we will be able to leverage these cost structures to realize additional savings. We have also achieved cost savings through the consolidation of insurance administration, financial management and other administrative functions. We believe that by continuing to centralize certain administrative and support functions the management of our operating subsidiaries and businesses acquired in the future will be able to focus on pursuing new customers and business opportunities and increasing capacity utilization.

     OPERATING EFFICIENCIES. We believe that there are opportunities to eliminate redundant facilities and equipment by consolidation or through coordination among our current operations as well as operations to be acquired in the future. We periodically review our operations at the local, regional and national operating levels (as well as examining other industry practices) in order to identify certain "best practices" that can be standardized and implemented throughout our operations.

     NATIONAL SALES AND MARKETING PROGRAM. We have established a sales and marketing program targeting national accounts as a means to expand our printing businesses. This program allows us to both utilize our current network of strategically located plants and sales offices to attract new customers that require production from multiple locations, as well as to increase sales to existing customers by offering greater flexibility in meeting their product needs due to more available capacity and equipment capabilities.

     INTERNAL SALES GROWTH. A component of our strategy is to accelerate internal sales growth for all of our printing segments. The key elements of our internal growth strategy include the expansion of the products and services sold to existing customers and the addition of new customers. We believe that we have the ability to combine the responsiveness of a local facility with the full service advantages of a large national company. We intend to increase growth in each of our regions by adding manufacturing facilities to expand our product offerings and complement our product lines on a regional basis. By targeting markets in which we believe there is demand for additional product lines, we believe we may be able to achieve significant internal growth.

THE PRINTING INDUSTRY

     The printing industry is one of the largest and most fragmented industries in the United States with total estimated 1997 sales of $142 billion among an estimated 52,000 printing businesses, according to the Printing Industry of America, Inc. The printing industry includes general commercial printing, financial printing, printing and publishing of books, newspapers and periodicals, quick printing and production of business forms and greeting cards. Due to the fragmented nature of the printing industry, we believe an abundance of acquisition opportunities exist. The printing industry is characterized by a significant number of locally oriented, privately held businesses, many of which are viable acquisition candidates. Owners of these independent companies are often motivated to sell their printing businesses to access the financial capital and other operating strengths we have to offer to grow the business, increase their personal financial liquidity or facilitate retirement. Moreover, by consolidating independent companies we expect to achieve the substantial economies of scale of a large multi-plant and geographically diverse organization.

ACQUISITIONS

     The Company commenced operations in February 1994 with the acquisition of the Mail-Well envelope division of Georgia Pacific and Pavey Envelope and Tag Corp. From 1994 to 1997 we made 12 acquisitions in the envelope and commercial printing segments. During 1998, we completed the following 30 acquisitions in various printing segments:

          COMPANY                         LOCATION                 DATE               SEGMENT     REVENUES<F1>
Poser Business Forms, Inc.          Fairhope, Alabama             January           Distributor      $ 90
Rono Graphic Communications Co.     Portland, Oregon              March             Commercial         12
Lawson Mardon Label Division        Toronto, Ontario              March             Labels             81
Denver Forms Company                Denver, Colorado              March             Distributor        12
National Graphics Company           Denver, Colorado              March             Envelopes           8
EPX Denver                          Denver, Colorado              March             Distributor         4
Blue Line Envelope                  Montreal, Quebec              April             Envelopes           6
South Press, Inc.                   Dallas, Texas                 April             Commercial         12
Century Index Corporation           Anaheim, California           May               Envelopes           8
Label Division, IP Paper            Bowling Green, Kentucky       May               Labels             30
Anderson Lithograph                 Los Angeles, California       May               Commercial        135
Color Art, Inc.                     St. Louis, Missouri           May               Commercial         76
Accu-color, Inc.                    St. Louis, Missouri           May               Commercial         14
Industrial Printing Company         Toledo, Ohio                  May               Commercial         20
IPC Graphics, Inc.                  Toledo, Ohio                  May               Distributor        11
United Lithograph, Inc.             Somerville, Mass.             May               Commercial         21
French Bray, Inc.                   Glen Burnie, Maryland         May               Commercial         23
Clarke Printing, Co.                San Antonio, Texas            May               Commercial         11
Illinois Envelope, Inc.             Kalamazoo, Michigan           June              Envelopes           7
Gould Packaging, Inc.               Vancouver, Washington         June              Envelopes          14
Graphics Illustrated, Inc.          West Palm Beach, Florida      August            Commercial         11
McLaren, Morris and Todd Ltd.       Mississauga, Ontario          August            Commercial         34
John D. Lucas Printing Co.          Baltimore, Maryland           August            Commercial         27
Armstrong-White, Inc.               Bloomfield Hills, Michigan    August            Commercial          2
Richtman Printing                   Englewood, Colorado           September         Commercial          6
Production Press, Inc.              Jacksonville, Illinois        September         Commercial          9
APICO Corp. and Perfection Forms    Girard, Kansas                October           Distributor        20
Trafton Printing, Inc.              Amarillo, Texas               October           Commercial          9
Imperial Litho & Dryography         Phoenix, Arizona              November          Commercial         26
                                                                                                     ----

Total                                                                                                $739

-------
<F1>Represents most recent revenues in millions for the full twelve-
month period for which financial information was available immediately preceding the acquisition as provided to the Company by the respective sellers and may not be indicative of revenue generated or to be generated following the date of acquisition. In many cases, these estimated revenue amounts were not derived from audited financial statements and may not coincide with the revenue generated by the acquired business for a full fiscal year prior to the date of acquisition. The information relating to estimated revenue prior to the date of acquisition set forth above is presented solely for the purpose of providing information with respect to the relative sizes of the businesses acquired and is not intended to depict information relating to profitability or cash flow.

     Please refer to Notes 2 and 3 of our consolidated financial statements included elsewhere in this report for additional information concerning our acquisitions.

PRODUCTS

     ENVELOPES

     The approximately $3.2 billion United States and Canadian envelope market is divided into two primary segments: (i) customized conventional and specialty envelopes and packaging products sold directly to end users or to independent distributors who sell to end users ("Consumer Direct") and (ii) envelope and other products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores ("Wholesale").

     In the Consumer Direct segment, we offer printed customized conventional envelopes to direct mail marketers and other end-users, such as banks, brokers and credit card companies. We have focused a significant part of our marketing efforts on the direct mail market and have developed envelopes with assorted features such as vivid graphics, multiple colors, various closures, and interactive devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices. These customized features are designed to catch the attention of the recipient, and therefore increase responses to the solicitation.
By doing so, these envelopes are more valuable to our direct mail customers who are therefore willing to pay the higher cost of producing them.

     We also compete in the Wholesale segment, particularly in the office products market. Through our Quality Park Products and Murray Envelope divisions, we manufacture and print a broad line of custom envelopes, which are featured in national catalogs for the office products market or offered through office products retailers, including contract stationers.

     We sell the following envelope products:

     * Customized Conventional Envelopes

     * Specialty Envelopes and Packaging Products

     * Commodity Oriented Products

     * Two-Way Envelopes

     For the fiscal year ended December 31, 1998, customized conventional envelopes accounted for approximately 64.9% and commodity-oriented products accounted for approximately 20.3% of the envelopes segment's net sales, respectively.

     COMMERCIAL PRINTING

     Our commercial printing group was recently formed by the combination of our High Impact Color Printing Division, which was formed with the acquisition of Graphic Arts Center in 1996, and the General Commercial Printing Division, which was formed in May 1998 with the simultaneous merger of six geographically dispersed commercial printing businesses. This group produces a wide range of printing, from premium color printing requiring sophisticated graphic design techniques to more commonplace printed materials. We consider each of our commercial printers to be a market leader in the geographic area it serves.

     The group prints virtually every type of product in the commercial market including:

      * Advertising Literature      * High-end Catalogs

      * Annual Reports              * Calendars and Posters

      * Brochures                   * Manuals

      * Catalogs                    * Financial Printing

      * Advertising Circulars       * Point of Purchase Displays (POPs)

      * Maps                        * Direct Mail

      * Magazines                   * Greeting Cards

                     * Web In-line Products

     The commercial printing group offers a wide range of commercial printing services to its customers, including electronic pre-press, digital archiving, direct-to-plate technology and high-speed web and sheet-fed presses.

     PRINTING FOR DISTRIBUTORS

     This division, which was acquired in 1998, prints a diverse line of custom products addressing the business document needs of small and medium-sized end users. This is a market made up of businesses with generally less than 500 employees and average annual purchases of business forms of between $5,000 and $200,000. These products include both traditional and specialty products, many of which are targeted for non-impact laser applications designed to meet the desktop needs of the end-user, as well as the growing use of minicomputers and local area networks.

     * Custom Continuous Forms--forms printed from a continuous roll of paper

     * Snap-a-Parts--designed for quick separation

     * Very Short Run (VSR) Forms--produced in small quantities (from 500 to 10,000 units)

     * Mailers--continuous forms with glued margins and custom carbon or carbonless coatings

     * Cut Sheets--forms primarily used in non-impact laser printers

     * Labels and Label Forms--made of paper or film and temporarily affixed to carrier sheets with pressure sensitive adhesive

     We also offer the following specialized products:

     * VersaSeal(TM)--This is a proprietary print-to-mail system that allows the user to print data on a single ply cut sheet form that is then folded and sealed automatically so that the form becomes an outgoing envelope. We offer stand alone and desktop folders that also seal the form. Applications include checks, notices, packing slips, invoices, grade reports and transcripts. These forms may also be used for smaller, customized direct mail advertising campaigns.

     * High-Color/Offline Finishing--High-color, or web, products are typically forms that are printed in larger quantities with multiple colors. They are printed on our heat set web offset presses. Offline finishing features include foil stamping, embossing, die cutting and other processes which enhance the design, security and effectiveness of the product. Their main application is in marketing and sales, including direct mail.

     LABELS

     In 1998, the Company acquired substantially all of the assets of the North American paper label division of Lawson Mardon Packaging, a leading supplier of glue-applied labels to the North American food and beverage markets. We operate this division under the name "Mail-Well Label." Mail-Well Label is one of the largest suppliers in the $6.5 billion North American label printing market. It currently operates five production facilities, two in Canada and three in the United States, producing glue-applied labels primarily for the food and beverage markets.

     The primary function of a label is to decorate a container such as a metal can, glass container or plastic bottle or jar. The label plays a key role in creating a brand image and in communicating product information. Glue-applied labels are typically printed for application to various container formats by customers or third party packing operations. These products are generally divided into two categories: conventional labels and premium labels.

     * Conventional Labels. Conventional labels are typically offset printed in up to 7 colors on coated one sided paper with standard press varnishes and either square cut or die cut into other simple shapes. Conventional labels are then applied to food and beverage containers by the customer.

     * Premium Labels. Premium labels are typically characterized by superior print fidelity, often in 8 or more colors, unique or specialty substrates, high gloss or matte coatings, and specialized finishes such as embossing, foil stamping and tailored die-cut shapes.

SERVICES

     We believe that the success of all of our printing businesses is largely due to our emphasis on customer responsiveness and service.
Our sales force works closely with customers from product design to delivery. Most of our products are made to customer specifications.
We also offer our customers related services, such as digital archiving, flexible "just-in-time" delivery programs, warehousing, inventory management systems and electronic communications systems. We have a large number of customers across diverse geographic and product markets. Many of our customers have been supplied by the Company or its predecessors for over ten years.

     We provide the following services to our customers:

     * Prepress. The traditional design phase typically requires us to set type, incorporate customer-submitted graphics, photograph the artwork, develop the negative and prepare a plate from which to print.

     * Electronic Prepress. This is a fully automated electronic process which allows the customer to submit its artwork and other data in digital format, either on a diskette or via modem, or in hard copy that can be computer-scanned. We can then manipulate the image, prepare color separations and edit the design on a computer to create the negative from which the printing plate is made. Electronic prepress greatly reduces the time and the number of people involved in the production of plates, and we believe that we are an industry leader in fully automated electronic prepress operations.

     * Digital Archiving. We allow customers to store digitally rendered artwork on our file servers. The artwork can then be accessed and retrieved either at the plant during the prepress stage, or from a remote site via high speed transmission during the design stage.

     * Delivery Systems. We offer a flexible "just-in-time" delivery program. This program allows customers to receive their products just prior to when they are needed.

     * Warehousing Services. A customer will often place an order for significantly more envelopes than it may need at the time. When this occurs, we offer to store the finished product and drop-ship the envelopes on an "as-needed" basis.

     * Inventory Management Systems. We offer this service primarily to large national organizations with centralized purchasing and supply departments that service multiple locations. We facilitate order processing by giving customers information on usage by item and/or available supply in our warehouses and provide for summary billing.

     * Electronic Data Communications Interface ("EDI"). EDI is a direct computer link between customers and our plant which allows customers to send orders electronically. This allows streamlining of the order process, which in turn allows for quicker order delivery and more efficient and accurate communications with our customers. EDI also allows customers to make payments electronically.

     Our goal is to offer the highest standards in meeting our printing customers' needs with our primary focus on responding quickly and competitively to customer demands and requirements. Many of our production facilities are open 24 hours a day, seven days a week, to allow for timely production of materials. At certain facilities we also offer a number of unique services to our customers such as complimentary transportation between the airport and our offices, in-plant overnight accommodations, on-site meeting rooms and lounge, travel and hotel arrangements and computers for use by the customers when on-site.

     At certain of our advanced printing facilities we offer digital direct-to-plate technology, which eliminates the production of film and several manual functions in the platemaking process. This technology offers a complete digital workflow, providing a better printed product with faster turn around without additional cost.

     We believe that the ongoing consolidation of the printing industry is being driven in part by the rapid pace of technological change. Recent advances in computer-based prepress equipment, for example, now enable printers to output plate-ready film directly from digital files, allowing for faster and more precise manipulation of images and text prior to printing. Similarly, recent advances in photo imaging technology have greatly increased the quality of the final image produced in the printing process. These advances have increased the capital requirements for maintaining technologically advanced equipment. We believe that many smaller local and regional commercial printers will find it increasingly difficult to obtain adequate financial resources to remain competitive in the segments of the commercial printing market in which we operate.

MARKETING AND DISTRIBUTION

     ENVELOPES

     As a result of the wide array of applications, customer preferences and order sizes, our envelope marketing and advertising efforts vary significantly among markets and by region. We believe that our customer responsiveness and service have resulted in the long-term retention of a significant number of our customers. Although our marketing efforts have traditionally been local or regional, we continue to emphasize a more focused national account program to attract customers whose needs are national or cover multiple regions.

     We market the majority of our envelopes and packaging products through sales representatives, who generally work with customers from the initial product design stage through product delivery to ensure that finished products meet the customers' applications and marketing needs. Our sales representatives are the primary points of contact for customers in the Consumer Direct market segment. Accordingly, our goal is to retain an experienced, well-qualified sales force by providing appropriate training and competitive compensation. Compensation is typically either salary plus commission or straight commission depending on several factors including customer size and type, plant location and order size. Our plans call for increased coordination among regions, which will help us to compete for national account business, enhance the internal dissemination of successful new product ideas, efficiently allocate our production equipment, share technical expertise and increase Company-wide selling of specialty products manufactured at selected facilities.

     Products not marketed by our own sales force are sold through distributors to better serve selected wholesale markets, geographic regions without direct sales representation and certain specialty markets, including the medical and photo finishing packaging markets. Our office products sales staff attends trade shows to market products. These products are also featured in national catalogs produced for the office products market.

     COMMERCIAL PRINTING

     The vast majority of commercial printing is sold through sales representatives, the exception being occasional "house" or company accounts. Our sales representatives work closely with customers from the initial concept through prepress, proofing and finally the press run. Because our sales representatives are our primary contacts with our customers, our goal is to attract, train and retain an experienced, qualified sales force in the commercial printing group. Sales representatives are typically compensated by straight commission. Commissions generally depend on such factors as order size, prepress work, reruns or rework and overall profitability of the job.

     The group's marketing efforts differ between two broad product areas: high impact color products, such as auto brochures, annual reports and high end catalogs, and general commercial work. We market high impact printing primarily on a regional basis, through sales representatives working out of sales offices across the United States. Our customers include Fortune 500 companies, graphic designers and advertising agencies. We maintain one of the largest sales staffs in the industry dedicated to marketing to and through the graphic design community. This sales staff represents the primary point of contact for many customers and reinforces our policy of providing the highest level of customer service possible.

     Because of the fragmented nature of the commercial printing business, and the wide array of customer needs and preferences, we market general commercial printing locally. Each of our commercial printing facilities is a leader in their respective commercial printing markets. Our sales efforts vary by market, but typically our sales representatives work closely with our design, prepress and pressroom teams to implement the customer solutions we offer. We believe that our customer responsiveness, combined with our state of the art facilities, distinguish us from our competitors in the commercial printing markets we serve. We also believe that our ability to cross sell throughout the commercial printing group products and services that have not been available to our local plants will enhance our leadership position in these markets.

     We believe that the level of quality and customer service that we provide is well-suited for buyers in these market segments who require superior printed materials to complement the quality and features of their products, services and corporate images. We serve a broad base of customers, including manufacturers, retailers, service organizations and advertising agencies. Due to the project-oriented nature of the commercial printing industry, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

     PRINTING FOR DISTRIBUTORS

     We sell custom printed business documents through 83 sales service representatives to over 7,000 independent distributor customers located throughout the United States. These distributors resell the products to hundreds of thousands of end users.

     We believe that the key to a successful sales and marketing effort in this segment is maintaining frequent contact with our distributor customers. Account development is driven through the use of written sales plans that profile targeted distributors for sales development. Our Company's sales plans provide for a coordinated approach in developing accounts with specific roles and responsibilities within the sales organization. We have made a strong commitment to direct and personalized marketing to both existing and potential distributor accounts. This strategy is different from that of the majority of distributor manufacturers who primarily market using direct mail.

     Sales service representatives and telemarketing representatives are located at each plant to assist specifically assigned customers and new prospect development. Sales office managers co-ordinate the activities of sales service representatives and monitor customer interaction. National account managers have responsibility for developing new "key accounts," providing distributor education, attending industry trade shows, and maintaining and developing business relations. Call schedules and reports are automated on each national account manager's laptop computer and disseminated to the division in which a lead is generated. Senior management actively maintains an ongoing relationship with our largest accounts as well as those that indicate the most opportunity for growth.

     LABELS

     We market our label printing through a sales force that is specialized according to product lines and geographic coverage, and is supported by a team of customer service representatives located at each plant. The sales and marketing function is organized into national and regional teams. The sales force is supported by a technical service team which provides customers with highly customized label solutions. All of our label printing facilities have Customer Service Representatives (CSR's) that work with the sales team and the customers to manage orders efficiently and effectively. In some cases, the customer service representatives have direct responsibility for accounts. CSR's report to local Customer Service Managers who in return report to General Managers.

     Our customer supply agreements are on an order by order basis or for a specified period of time. We sell exclusively through our own sales force and management has close direct relationships with the major customers supported by technical service staff.

PRINTING AND MANUFACTURING

     ENVELOPES

     Envelopes are produced from either flat sheets or rolls of paper.
The paper is folded into an envelope, which is glued at the seems and on the flap, and then printed as required. There are essentially two types of folding machines used in the envelope converting process: (i) high-speed web machines, capable of folding and printing directly from paper rolls and (ii) die cut machines, which require a preliminary step to provide die cut envelope blanks from paper sheets. Webs are typically used for larger runs with multiple colors and numerous features, and die cut machines are used primarily for smaller orders typically including customized value added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

     We purchase most of the paper we use in envelope printing in rolls. In the die cut process, typically used for small to medium-sized orders of 500,000 units or less, paper is cut into varying sizes by a sheeter. Stacks of sheets are then cut into envelope blanks using either manually-placed dies or by computer-controlled die-cutting machines. In almost all cases, envelopes are imprinted on one or both sides, either in-line on the folding machine or off-line preceding or subsequent to the folding process. Large volume envelope orders (generally over 500,000 units) can bypass the separate sheeting and cutting operations to be manufactured directly from the paper roll using the web machine process. The paper is fed as one continuous roll through the equipment where it is printed, cut, folded and glued, emerging as finished envelopes ready for packing and shipping.

     Envelope manufacturing equipment typically has a relatively long useful life. Our manufacturing personnel are skilled at maintaining and rebuilding equipment, and can convert existing equipment to that needed for specialized products, such as those sold to the medical, photo finishing packaging and diskette markets.

     We have also established programs to implement new production technologies related to flexographic printing, lithographic web printing and variable imaging technology. Flexographic printing has long been the mainstay of the envelope industry and we have flexographic printing capabilities at virtually all of our facilities. We continue to implement improvements to our flexographic printing processes which we believe will provide higher-quality products. In addition, we are trying to combine lithographic technology with web converting capability, which will improve the quality of our graphics.

     We believe that we can enhance our competitive position in the envelope industry by using improved management systems. We are in the process of implementing management systems designed to improve order flow, improve turnaround capabilities and provide more information with respect to equipment utilization, asset management, customer requirements and product line profitability. All of these systems will also be able to distinguish between the Year 1900 and the Year 2000, avoiding interruptions in our envelope business at the turn of the century.

     COMMERCIAL PRINTING

     The commercial printing group combines advanced prepress technology with high-quality color presses and extensive binding and finishing operations. Many of our facilities are open 7 days a week, 24 hours a day to meet customer printing requirements.

     The typical commercial printing job involves one or more of the following steps and services:

     * Prepress. Our prepress services include all the processes necessary to prepare the media (art, photographs, typed copy), photographically duplicate and/or digitally produce images, separate color images into process colors, assemble films and reproduce (or "burn") film images onto plates using photochemical processes. We use electronic technology to compose the elements of the individual pages of the project and to create screen tints, produce color blends and retouch photos. These images can then be reviewed for exact color and content. The digital information is then processed to a film plotter for film output. Our film plotters are capable of plotting 3600 dots per inch resolution, giving a clean detail of the imagery. We have also developed an advanced screening process which allows larger quantities of ink to be used in the printing process, thereby producing a higher quality image than is available using conventional techniques.

     * Electronic Prepress. This is a fully-automated electronic process which allows the customer to submit its design in digital format, either on a diskette or via modem, or in hard copy that can be computer-scanned. We then edit the design on a computer to create the negative from which the printing plate is made. Electronic prepress greatly reduces the time and the number of people involved in the production of plates, and we believe that we are an industry leader in fully-automated electronic prepress operations.

     * Digital Archiving. We offer customers the opportunity to store their artwork in digital form on our data storage facilities. These images are then accessible by the customer from our file servers, either on location at our plant or in-house via electronic file transfer. This allows the customer to update or re-use specific artwork in repeat jobs.

     * Printing. We currently operate heatset web presses, including half-webs, full-webs and double-web presses, as well as sheet-fed presses at our printing facilities. We primarily use sheet-fed presses for short to medium run jobs. The sheet-fed presses are capable of printing up to eight colors, running at standard press speeds of 6,000 to 10,000 sheets per hour. The web presses are higher-production presses which start with a roll of paper at one end, print on both sides and produce a product which may be folded, glued and perforated on the press. Our web presses are capable of simultaneously printing up to 16 colors at one time.

     * Postpress and Fulfillment. We provide extensive postpress and fulfillment services in the final stages of the production cycle.
These services include cutting, folding, binding, finishing and distribution of the finished product. We also provide warehousing, packaging and distribution services to customers, a critical element to quality service. In addition, we maintain a catalog packaging assembly line which uses both computer-printed mailing labels and ink-jet applied addresses to facilitate its customers' mass mailings.

     PRINTING FOR DISTRIBUTORS

     We offer our customers design services using desktop publishing. Each of our plants has multiple laser composition equipment which uses both Windows and Macintosh platforms. This hardware, along with various industry application software packages, enables us to create documents, add custom text and logos, and produce negatives. Distributors can also send documents to the Company electronically or on disk which can be turned into a negative by the laser image setting devices, thereby reducing customer lead times. This equipment enables us to perform a laser composition of a document, thereby providing additional tone and density to the logo and other design features of the document. Design services have become particularly valuable in the VSR and short-run continuous form market and have given us a distinct competitive advantage. In addition, this "state of the art" equipment enables us to easily make changes to repeat order and produce the documents as cost effectively as an exact repeat.

     The majority of our orders are accompanied by a "camera-ready" copy of the document. Once the pre-press area receives hard copy, our camera professionals produce a negative on film. The negative is used by our plate making machines to create a metal plate. The plate will be mounted on the web press to produce a custom document. During the pre-press stage, particular care is taken to detect imperfections in the camera-ready copy, negative or plate to ensure that each is perfect in form and content.

     Our equipment includes a variety of single web presses using the web offset process. The majority of our equipment is designed to feed roll-to-roll and roll-to-fold, and, in the case of the VSR equipment, a pack-to-pack feed. These presses print at high speeds in one or multiple colors and on one or both sides of the paper. Our presses vary by cylinder size and web width to accommodate the short run customer orders and are between 17" to 33" widths. The majority of our presses are narrow web widths and are used for short to medium-run production jobs.

     Set-up for our presses involves adjusting the press, feeding the roll paper, filling ink stations, and running several trial runs. Once the press operator is satisfied with the print quality, the final sample document is checked by the shift foreman and approved prior to running an order. Paper enters the press in the unwind section and passes through an adjustable feed device, which regulates the tension in the paper. In the printing section of the press, an inked plate on the cylinder is rotated against a rubber blanket on the blanket cylinder and then against the blank paper to transfer the image. Subsequently, the press can number, punch, or perforate depending on the desired format of the document.

     The finished imprinted roll or pack of documents is automatically collated, packed and transferred to the warehouse section of the facility for shipping. Orders are usually shipped to the end-user in boxes labeled with the distributor's name or, in the case of orders from larger distributors, delivered to the distributor's warehouse.

     LABELS

     Label printing consists of four main processes: film preparation, printing, cutting and finishing. Finished labels are then stored and distributed. Conventional labels tend to require printing and cutting only, while Premium labels generally make use of all three processes.

     Film preparation requires prepress capabilities similar to commercial printing. Customer art work is prepared and refined digitally, and film is produced to make printing plates.

     Label printing is usually lithographic, although we also offer rotogravure and flexographic processes. For conventional labels, printing is a single operation; however, for Premium labels, multiple printing operations are often used. We use sheet-fed lithography at all facilities.

     Cutting is usually a combination of square cutting, using guillotines, and PMC die cutting. Some premium labels are cut on flatbed die cutters--which also may combine embossing. Labels are generally produced in bundles of 500 to 1,000 each (cut and stacked). Finishing encompasses a number of technologies: embossing to add texture, bronzing and/or foil stamping to add metallic effects. We use all of these processes in our label printing operations.

     Because much of the focus of quality assurance within the labels plants relates to the control of the printing process, the day-to-day control activities are undertaken by the equipment operators. The focus is on real-time process control rather than inspection after the fact. The more modern press equipment has enhanced color control systems to help operators manage color and print issues very effectively. On more mature equipment, more manual effort is involved and the systems are not close-looped (i.e., information from the systems does not automatically feed back to process controls). As far as finishing operations are concerned, cutting variances have been greatly improved as a result of newly installed cutters. In most facilities, the finishing operations are automated so as to reduce the risk of mixing one product label with another. Four of our facilities are registered to the ISO 9002 quality standards.

MATERIALS AND SUPPLY ARRANGEMENTS

     The primary materials used in each of our printing divisions are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs. We purchase these materials from a number of suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for operations. We have implemented an inventory management system in which a limited number of paper suppliers supply all of our paper needs. These suppliers are responsible for delivering paper on a "just-in-time" basis directly to our facilities. We believe that this system has allowed us to enhance the flexibility and speed with which we can serve customers, improve pricing on paper purchases, eliminate a significant amount of paper inventory and reduce costs by reducing warehousing capacity.

PATENTS, TRADEMARKS AND BRAND NAMES

     The Company markets products under a number of trademarks and brand names. The Company also holds or has rights to use various patents relating to its envelope business, which expire at various times through 2012. Our sales do not materially depend upon any single or related group of patents.

COMPETITION

     ENVELOPES

     We are the largest envelope printer in North America. We compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the Internet, interactive video disks, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the United States Postal Service and the Canadian Post Corporation and (iii) the ability of our direct mail customers to include return materials in their mail-outs. Principal bases of competition are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others.

     COMMERCIAL PRINTING

     The commercial printing industry is highly competitive and fragmented. We are one of the leading commercial printers in the United States. We compete against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us in both volume and production quality. Although we believe customers are price sensitive, we also believe that customer service and high-quality products are important competitive factors. We believe we provide premium quality and customer service while maintaining competitive prices through stringent cost control efforts. The main competitive factors in our markets are customer service, product quality, reliability, flexibility, technical capabilities and price. We believe we compete effectively in each of these areas.

     PRINTING FOR DISTRIBUTORS

     We are the largest printer of custom business documents for the distributor market in the United States. Our closest competitors are other document printers with nationwide manufacturing locations and regional/local printers, which typically sell within a 100 to 300-mile radius of their plants. To a limited extent we compete with much larger direct selling forms manufacturers. We compete mainly on the breadth of our product offerings and close customer relationships.

     LABELS

     We are a leading printer of glue applied paper labels for the food and beverage industry. The labels industry is highly fragmented with a few large manufacturers with significant North American market presence. As a result of recent merger and acquisition activity, the food and beverage manufacturers have started to move toward centralized corporate purchasing. Premium or specialty labels are popular at the higher price and higher quality end of the market, usually premium branded beverages, such as spirits and wines. However, we expect that conventional glue-applied labels will continue to remain the industry label of choice due to increasingly cost conscious grocery shoppers, stiff pressure from large retailers to keep prices low, low inflationary levels and recent increases in commodity food prices.

SEASONALITY

     Several Consumer Direct market segments served by our Envelopes division, such as photo finishing packaging and certain segments of the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases. Seasonality is offset by the diversity of our other products and markets which are not materially affected by seasonal conditions.

     The commercial printing industry experiences seasonal variations. Our revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October and calendars from May to September. As a result of these seasonal variations, we are at or near capacity at certain times during these periods.

EMPLOYEES

     We employ approximately 12,100 people. Approximately 3,000 people employed at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and is negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to the operations of the Company as a whole.

ENVIRONMENTAL

     Our operations are subject to federal, state and local environmental laws and regulations relating to air emissions, waste generation, handling, management and disposal, and at certain facilities, wastewater treatment and discharge. We have implemented environmental programs designed to ensure that the Company operates in compliance with the applicable laws and regulations governing environmental protection. Our policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. We believe the Company is in substantial compliance with applicable federal, state and local laws and regulations relating to environmental protection.

     Although we do not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations, changing environmental laws and regulations might affect the printing industry as well as the manufacture or transportation of envelopes and related packaging products. For example, the Company will be subject to regulations being developed by the federal Environmental Protection Agency ("EPA") and state environmental agencies to implement the Clean Air Act Amendments of 1990. Accordingly, there can be no assurance that environmental matters resulting in material liabilities or expenditures will not be discovered or that, in the future, material expenditures for environmental matters will not be required by changes in law or regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended (also known as the "Superfund" legislation), imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the costs of investigation and remediation of sites at which there have been releases or threatened releases of hazardous substances. These persons, known as potentially responsible parties ("PRPs"), include the owners and operators of property and persons that generated, disposed of or arranged for the disposal of hazardous substances found at a site. Many states have similar programs. Although certain of our predecessors have been designated as PRPs under CERCLA with respect to off-site disposal of hazardous waste, we believe that we have minimal exposure as a result of such designation, particularly because of the indemnifications described below. We have not been named as a PRP at any Superfund sites as a result of ongoing operations. Due to waste management and minimization programs implemented by the Company and our current use of permitted hazardous waste disposal facilities, management does not believe that our current operations will give rise to future material liability under CERCLA.

     In the asset purchase agreement related to the Georgia Pacific ("GP") acquisition ("GP Acquisition"), GP agreed to retain all liabilities arising from releases of hazardous substances at any off-site locations occurring prior to the closing date of the GP Acquisition (other than the migration of hazardous substances from adjacent locations to the plants or from the plants to adjacent locations. Accordingly, except for liability associated with migration, if any, the GP Acquisition should not expose the Company to liability under CERCLA for historical off-site disposal practices.

     Additionally, GP also agreed to indemnify and hold the Company harmless from damages that relate to the use, condition, ownership or operation of any purchased assets or the conduct of GP Envelope on or prior to the closing date of the GP Acquisition, including environmental third party claims. Such damages include on-site liabilities under CERCLA or corresponding state laws attributable to operations prior to the closing date. GP's indemnification obligation is subject to (i) a $35.0 million limitation and (ii) a six-year term limit. This indemnity also is subject to contribution arrangements with the Company, which begin with GP paying 90% of the indemnifiable damages in the first two years and decreasing annually to 50% in the sixth year. The indemnity for environmental third party claims is not subject to any contribution arrangements. Conversely, we have agreed to indemnify GP for (i) environmental liabilities incurred subsequent to the closing date, (ii) environmental cleanup liabilities at the sites or related to migration to or from such sites incurred prior to the closing date, subject to contribution arrangements with GP, which begin with the Company paying 10% of the indemnifiable damages in the first two years increasing annually to 50% in the sixth year, and (iii) third party claims for pre-closing events arising six years after the closing date. Georgia-Pacific guaranteed all of GP's obligations under the asset purchase agreement related to the GP Acquisition.

     In the asset purchase agreement related to the American Envelope Company ("American") acquisition ("American Acquisition"), American agreed to indemnify and hold harmless the Company from certain liabilities and obligations. In addition to an indemnification for certain retained liabilities, the indemnification provides that (i) American's indemnification obligation for out of pocket costs arising out of or related to certain disclosed environmental matters and the presence of any hazardous materials on the purchased assets ("Costs of Remediation") is subject to a $25.0 million limitation and a six year claims period, and (ii) to the extent that a claim consists of costs and expenses related to any Costs of Remediation as to which American is obligated to indemnify the Company, the parties shall contribute and share in the items on a sliding scale, such that American bears 90% of each item of Costs of Remediation for which a claim has been made during the first two years after closing of the American Acquisition, with American's share decreasing by 10% each year thereafter until the sixth anniversary of such closing date, when American's indemnification obligations related to unclaimed Costs of Remediation matters cease. These sharing percentages are fixed based upon the date the claim is made with respect to any claim for Costs of Remediation and the parties' relative obligations with respect to any such claim do not change thereafter. The indemnity for environmental third party claims is not subject to any contribution by the Company.

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

     Environmental claims relating to the properties acquired in our various other acquisitions are not subject to separate indemnification provisions, but are subsumed under the general indemnification provisions of the applicable purchase agreements. Management is not aware of any existing environmental claims in connection with these acquired properties, and we believe that the indemnities provided will be adequate should any future claims arise.

ITEM 2.   PROPERTIES

     At December 31, 1998, the Company operated 100 printing facilities in the United States and Canada, of which 51 were owned and 49 leased. In addition to on-site storage at each of the foregoing facilities, we also store products in 13 warehouses, of which 2 are owned. We also lease 12,000 square feet of office space for our corporate headquarters and 9,500 square feet for the Envelope division headquarters in Englewood, Colorado, and an additional 5,000 square feet of office space in Chicago, Illinois for information systems support persons. We believe that we have adequate facilities for the conduct of current and future operations.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary damages or fines would be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock
Exchange ("NYSE") under the symbol "MWL." The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Company's Common Stock as reported by the NYSE.

     1997                       HIGH           LOW
     ----                       ----           ---
First Quarter                 $ 7.25         $ 5.25
Second Quarter                 14.50           6.58
Third Quarter                  17.25          12.69
Fourth Quarter                 20.50          13.69

     1998
     ----
First Quarter                 $20.75         $17.63
Second Quarter                 24.94          18.75
Third Quarter                  22.75           8.44
Fourth Quarter                 14.06           5.75

     The Common Stock was split 3-for-2 in June 1997 and 2-for-1 in June 1998. All prices reflect such splits. As of February 19, 1999, there were approximately 501 stockholders of record and, based upon security position listings, the Company believes that it has in excess of 7,500 beneficial owners.

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

ISSUANCE OF STOCK

     On April 20, 1998, the Company issued 121,764 shares of Common Stock in connection with the acquisition of South Press, Inc. ("South Press"), as a portion of the consideration paid to the selling shareholders. These shares were issued to the former shareholders of South Press (two individuals, each of whom was an "accredited investor" as defined under Rule 501 of Regulation D) in an exempt transaction under the Securities Act of 1933, pursuant to Section 4(2) thereof and Regulation D thereunder.

     On May 5, 1998, the Company acquired Century Index Corporation ("Century") in exchange for 184,896 shares of Common Stock. These shares were issued to the former shareholders of Century (two individuals, each of whom was an accredited investor) in an exempt transaction under the Securities Act of 1933, pursuant to Section 4(2) thereof and Regulation D thereunder.

     Effective May 30, 1998, the Company acquired the following businesses, through a merger of each respective company with and into a newly formed wholly owned subsidiary, Mail-Well Commercial Printing,
Inc.   The number of shares issued with respect to each acquisition, subject to certain contingencies regarding delivered working capital and indemnities, is listed after each company:

      Acquired Company               Shares Issued
      ----------------               -------------
      Color Art, Inc.                  2,351,951
      Accu-color, Inc.                   622,391
      Clarke Printing, Co.               437,984
      United Lithograph, Inc.            519,568
      Industrial Printing Co.,
       and IPC Graphics, Inc.            896,134
      French Bray, Inc.                  538,040

     These shares were issued to the former shareholders of the acquired businesses (who numbered, in the aggregate and aside from accredited investors, less than 35) in an exempt transaction under the Securities Act of 1933, pursuant to Section 4(2) thereof and Regulation D thereunder.

     On June 1, 1998, the Company acquired Illinois Envelope, Inc., in exchange for 48,182 shares of Common Stock. These shares were issued to the former shareholders of Illinois Envelope (two individuals, each of whom was an accredited investor) in an exempt transaction under the Securities Act of 1933, pursuant to Section 4(2) thereof and Regulation D thereunder.

     On August 27, 1998, the Company issued 70,564 shares of Common Stock in connection with the acquisition of Armstrong-White, Inc. ("Armstrong"), as a portion of the consideration paid to the selling shareholders. These shares were issued to the former shareholders of Armstrong (two individuals, each of whom was an accredited investor) in an exempt transaction under the Securities Act of 1933, pursuant to
Section 4(2) thereof and Regulation D thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

     The summary of historical financial data presented below is derived from the historical audited financial statements of the Company and its predecessors, the envelope business of Georgia-Pacific ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey"), and in the opinion of management reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of such information. The operations of the acquisitions accounted for under the purchase method have been included in the historical income statement data of the Company from their respective dates of acquisitions.
Amounts derived from the consolidated financial statements for periods subsequent to February 23, 1994 (inception) have been restated as appropriate to reflect mergers accounted for as poolings of interests. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and the related notes thereto included elsewhere herein.

                                                                                                        PREDECESSOR
                                                                                                         COMPANIES
                                                                                             PERIOD      ---------
                                                                                              FROM         PERIOD
                                                                                            FEB. 24,    FROM JAN. 1,
                                                                                              1994          1994
                                               YEAR ENDED DECEMBER 31,                      THROUGH       THROUGH
                                 --------------------------------------------------         DECEMBER      FEB. 23,
                                 1998           1997            1996           1995           1994          1994
                                 ----           ----            ----           ----           ----          ----
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales                      $1,504.7       $1,073.9         $944.5         $758.9         $389.3         $36.6
Income (loss) before
   extraordinary item              25.8 <Fc>      35.0           21.2           15.4            9.4          (1.3)
Net income (loss)                  21.7 <Fc>      28.9           21.2           13.0            9.4          (1.3)
Earnings per basic
   share: <Fb>
Income per share before
   extraordinary item             $0.55          $0.86          $0.53          $0.58          $0.42          <Fa>
Extraordinary item                (0.08)         (0.15)             -          (0.09)             -
                                  -----          -----          -----          -----          -----
Net income per basic share        $0.47          $0.71          $0.53          $0.49          $0.42          <Fa>
                                  =====          =====          =====          =====          =====
Earnings per diluted
   share: <Fb>
Income per share before
   extraordinary item             $0.53 <Fc>     $0.82          $0.52          $0.56          $0.42          <Fa>
Extraordinary item                (0.08)         (0.14)             -          (0.09)             -
                                  -----          -----          -----          -----          -----
Net income per diluted share      $0.45          $0.68          $0.52          $0.47          $0.42          <Fa>
                                  =====          =====          =====          =====          =====

Total assets                   $1,128.0         $671.4         $552.0         $582.6         $392.5           N/A
Total long term debt              583.4          330.4          237.8          347.4          259.1           N/A

<Fa> Earnings per share is not presented for these periods as operations were those of predecessor companies.
<Fb> Earnings per share data has been retroactively restated to reflect the 3:2 stock split in June 1997 and the 2:1 stock split in June
     1998.
<Fc> The 1998 results include an after-tax charge of $21.8 million
     ($28.9 million pre-tax), or $0.41 per diluted share related to the restructuring of the Envelopes and Commercial Printing segments and the termination of a leveraged Employee Stock Ownership Plan (see
     Note 11 of notes to the consolidated financial statements included elsewhere herein). Excluding the restructuring and other unusual charge, the amounts would be as follows:
      Income before extraordinary item                       $47.6
      Net income                                              43.5
      Income per diluted share before extraordinary item      0.94

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following should be read in conjunction with the consolidated historical financial statements and related notes of Mail-Well, Inc. and its subsidiaries (the "Company") included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, product demand and sales, growth rate, ability to obtain assumed productivity savings, quality controls, availability of acquisition opportunities and their related costs, cost savings due to integration and synergies associated with acquisitions, ability to obtain additional financing and bank debt restructuring, interest rates, foreign currency exchange rates, paper and raw material costs, waste paper prices, ability to pass through paper costs to customers, postage rates, changes in the direct mail industry, competition, ability to develop new products, labor costs, labor relations and advertising costs. This entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.


OVERVIEW, HISTORICAL FINANCIAL DATA BY SEGMENT (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                        1998                    1997                     1996
                                                        ----                    ----                     ----
Net sales
   Envelopes                                         $  795,881              $  709,531                $638,153
   Commercial Printing                                  522,801                 353,977                 306,341
   Printing for Distributors                            113,590                  10,429                       -
   Labels                                                72,414                       -                       -
                                                     ----------              ----------                --------
Total net sales                                       1,504,686               1,073,937                 944,494
                                                     ----------              ----------                --------
Operating income
   Envelopes                                             88,241                  82,212                  68,440
   Commercial Printing                                   34,519                  20,273                  15,341
   Printing for Distributors                              8,943                     532                       -
   Labels                                                 4,280                       -                       -
   Corporate                                            (16,863)                (17,189)                (13,649)
   Restructuring and other unusual charge               (28,922)                      -                       -
   Merger costs                                          (3,318)                      -                       -
                                                     ----------              ----------                --------
Total operating income                                   86,880                  85,828                  70,132
Interest expense                                        (38,127)                (30,157)                (34,869)
Other income (expense)                                    1,036                   2,088                    (478)
Income tax expense                                      (23,948)                (22,783)                (13,627)
                                                     ----------              ----------                --------
Income before extraordinary item                         25,841                  34,976                  21,158
Extraordinary item, net of tax benefit                   (4,132)                 (6,100)                      -
                                                     ----------              ----------                --------
Net income                                              $21,709                 $28,876                 $21,158
                                                     ==========              ==========                ========

YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net sales for 1998 increased 40.1% to $1,504.7 million compared to net sales of $1,073.9 million for 1997. This increase in net sales was attributable to sales from companies acquired during 1998, a full year of sales from companies acquired during 1997 and internal growth in each segment, offset by declines in the Canadian exchange rate and pricing declines. Gross profit of $319.3 million for 1998 represents a 33.2% increase over 1997. Expressed as a percent of net sales, gross profit decreased by 1.1% to 21.2% for 1998 compared to 22.3% for 1997 primarily due to the impact of acquisitions. Expressed as a percent of net sales, selling, administrative and other expense decreased 1.0% to 13.3% in 1998 from 14.3% in 1997 due to efficiency improvements as a result of the assimilation of acquisitions. Operating income, before restructuring and other unusual charge (see Note 11 of the Notes to Consolidated Financial Statements) and merger costs, of $119.1 million for 1998 increased 38.8% from 1997 primarily due to acquisitions.

     Earnings for 1998 before extraordinary item and restructuring and other unusual charge increased 36.0% to $47.6 million from $35.0 million in the prior year. Earnings per diluted share before extraordinary item and the effect of the restructuring and other unusual charge increased 14.6% to $0.94 in 1998 from $0.82 in 1997. Due primarily to the effect of the restructuring and other unusual charge, earnings per diluted share decreased to $0.45 in 1998 from $0.68 in 1997.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Net sales for 1997 increased to $1,073.9 million, 13.7% higher than net sales of $944.5 million for 1996. This increase in net sales was primarily attributable to a full year of sales from companies acquired during 1996 and acquisitions in 1997. Excluding acquisitions, sales volume increases for 1997 were offset by price declines attributable to the pass through of lower paper cost and competitive pressure. Gross profit of $239.7 million for 1997 reflected a 17.6% increase over 1996. Expressed as a percent of net sales, gross profit increased by 0.7% to 22.3% for 1997 compared to 21.6% for 1996. This increase was mainly due to reductions of material cost as a percent of sales resulting from mix changes and efficiency improvements. Expressed as a percent of net sales, selling, administrative and other expense increased 0.1% to 14.3% in 1997 from 14.2% in 1996. Operating income, expressed as a percent of net sales increased from 7.4% in 1996 to 8.0% in 1997 primarily due to efficiency gains from assimilation of acquisitions.

     Income before extraordinary item for the year ended December 31, 1997, was $35.0 million, an increase of 65.3% over the same period in 1996. Earnings per diluted share before extraordinary item increased 57.7% to $0.82 for 1997, up from $0.52 for 1996.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Envelopes

     The following table presents historical financial data for the Envelopes operations of the Company, including acquisitions from their purchase dates.

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                            1998                         1997                         1996
                                            ----                         ----                         ----
(DOLLARS IN THOUSANDS)               $                %           $                %            $               %
                                 ---------          -----     ---------          -----      ---------         -----
Net sales                        $ 795,881          100.0     $ 709,531          100.0      $ 638,153         100.0
Cost of sales                      615,590           77.3       543,217           76.6        495,278          77.6
Operating expenses                  92,050           11.6        84,102           11.8         74,435          11.7
                                 ---------          -----     ---------          -----      ---------         -----
Operating income                 $  88,241           11.1     $  82,212           11.6      $  68,440          10.7
                                 =========          =====     =========          =====      =========         =====

YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     NET SALES -- Net sales increased by $86.4 million (12.2%) for the year ended December 31, 1998 compared to the year ended December 31, 1997. The average selling price per thousand units increased 6.5% to $20.79 for the year ended December 31, 1998, from $19.52 for the year ended December 31, 1997, due to companies acquired in 1997 and 1998 selling higher value added product. Excluding acquisitions, the average selling price per thousand units decreased 3.0% in 1998 compared to 1997 due to lower paper costs. Because paper cost changes have historically been passed through to customers, the Company uses volumes of units sold and material gross margin (that is, net sales less cost of materials net of waste recovery revenue) as revenue trend indicators in its envelope operations. Unit volume increased 5.2% to 38.3 billion units for the year ended December 31, 1998 from 36.4 billion units for the year ended December 31, 1997, driven by the impact of acquisitions and internal growth. Material gross margin per thousand units sold increased 6.7% to $12.03 for the year ended December 31, 1998 from $11.27 for the year ended December 31, 1997.

     COST OF SALES -- Total cost of sales, as a percent of sales, increased from 76.6% for the year ended December 31, 1997 to 77.3% for the year ended December 31, 1998, primarily due to the effect of acquisitions. Cost of sales includes paper net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs. Before the effect of higher cost products from acquisitions, material cost per thousand units sold decreased 3.2% in 1998 versus 1997 due primarily to lower paper costs. On a per thousand units sold basis, other manufacturing and distribution costs, excluding the product mix effect from acquisitions, decreased 2.0% in 1998 compared to 1997. Inflationary cost increases were offset by efficiency improvements and volume increases.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the year ended December 31, 1998, operating expenses, as a percent of sales, decreased 0.2% to 11.6% from 11.8% in the prior year due to efficiency improvements as acquisitions were assimilated in 1998.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     NET SALES -- Net sales increased by $71.4 million (11.2%) for the year ended December 31, 1997 compared to the year ended December 31, 1996, due to acquisitions. The average selling price per thousand units decreased 2.8% to $19.52 for the year ended December 31, 1997, from $20.08 for the year ended December 31, 1996, due to product mix changes as a result of acquisitions as well as lower paper costs. Because paper cost changes have historically been passed through to customers, the Company uses volumes of units sold and material gross margin (that is, net sales less cost of materials net of waste recovery revenue) as revenue trend indicators in its envelope operations. Unit volume increased 14.5% to 36.4 billion units for the year ended December 31, 1997 from 31.8 billion units for the year ended December 31, 1996, driven by the impact of acquisitions and internal growth. Material gross margin per thousand envelopes sold increased 2.5% to $11.27 for the year ended December 31, 1997 from $10.99 for the year ended December 31, 1996.

    COST OF SALES -- Total cost of sales, as a percent of sales, decreased from 77.6% for the year ended December 31, 1996 to 76.6% for the year ended December 31, 1997. Cost of sales includes material net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs. Material cost per thousand units sold decreased 9.2% in the year ended December 31, 1997 versus 1996 due primarily to lower paper costs. On a per thousand units sold basis, other manufacturing and distribution costs increased 3.1% in the year ended December 31, 1997 versus 1996, due primarily to inflationary cost increases offset by efficiency improvements and volume increases, as well as the product mix effect from acquisitions.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the year ended December 31, 1997, operating expenses, as a percent of sales, increased 0.1% to 11.8% from 11.7% compared to the prior year, primarily as a result of the decrease in selling prices. On a per thousand units sold basis, operating expenses decreased 1.3% in the year ended December 31, 1997 versus 1996, due to efficiency improvements and assimilation of acquisitions offset by inflationary cost increases.

Commercial Printing

     The following table presents historical financial data for the Commercial Printing segment, including acquisitions from their purchase dates. The results also include those of the merged businesses described in Note 2 to the Consolidated Financial Statements (accounted for under the pooling of interests method), except that the results of IPC Graphics have been included with the Printing for Distributors segment beginning January 1, 1997.

                                                              Year Ended December 31,
                                                              -----------------------
                                             1998                        1997                         1996
                                             ----                        ----                         ----
(dollars in thousands)                $               %            $             %               $            %
                                  --------          -----       --------       -----         ---------      -----
Net sales                         $522,801          100.0       $353,977       100.0         $ 306,341      100.0
Cost of sales                      415,902           79.6        280,069        79.1           245,192       80.0
Operating expenses                  72,380           13.8         53,635        15.2            45,808       15.0
                                  --------          -----       --------       -----         ---------      -----
Operating income                  $ 34,519            6.6       $ 20,273         5.7         $  15,341        5.0
                                  ========          =====       ========       =====         =========      =====

YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     NET SALES -- Net sales for the year ended December 31, 1998 were up 47.7% over the year ended December 31, 1997, primarily due to acquisitions in 1997 and 1998. Without acquisitions net sales were essentially unchanged, as volume gains in the financial services sector and advertising literature were offset by declining paper prices.

     COST OF SALES -- Total cost of sales, as a percent of sales, increased from 79.1% for the year ended December 31, 1997 to 79.6% for the year ended December 31, 1998. Cost of sales includes material net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs. Material costs net of waste recovery revenue, as a percentage of sales, were 35.6% and 34.2% for the years ended December 31, 1998 and 1997, respectively. This increase is attributable to material cost increases not passed through to customers due to competitive pricing pressure. Other manufacturing costs, as a percent of sales, decreased from 44.9% for the year ended December 31, 1997 to 44.0% for the year ended December 31, 1998. This decline is attributable to increased web capacity in 1998 versus 1997 as well as other plant efficiency improvements offset by inflationary cost increases.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the year ended December 31, 1998, operating expenses, as a percent of sales, decreased 1.4% to 13.8% from 15.2% in the year ended December 31, 1997. Operating expenses decreased, as a percent of sales, due to the assimilation of acquisitions and consolidation of selling and administrative functions, offset by inflationary cost increases.


YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     NET SALES -- Net sales for the year ended December 31, 1997 increased 15.5% as compared to sales for the year ended December 31, 1996, primarily due to acquisitions in 1996 and 1997, offset by a 6.9% decline in sales of the base business. The reasons for the sales decline of the base business include high turnover in sales staff at the Portland facility in 1996 resulting in the temporary loss of business from certain significant accounts and the continuing trend of computer related companies to utilize electronic medium as opposed to printed manuals. In addition average paper costs declined in 1997 compared to 1996 resulting in approximately a 1.0% decline in sales prices as the lower cost was passed through to customers.

     COST OF SALES -- Cost of sales, as a percentage of sales, decreased to 79.1% for the year ended December 31, 1997 as compared to 80.0% for the year ended December 31, 1996. Cost of sales includes material net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs. Material costs net of waste recovery revenue, as a percentage of sales, were 34.2% and 35.7% for the years ended December 31, 1997 and 1996, respectively. This decrease is attributable to material cost decreases as well as changes in product mix resulting from acquisitions, which were primarily sheet fed operations. Other manufacturing costs, as a percent of sales, increased from 44.3% for the year ended December 31, 1996 to 44.9% for the year ended December 31, 1997. This increase is attributable to increased sheet fed production in 1997 versus 1996 as well as inflationary cost increases.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the year ended December 31, 1997, operating expenses, as a percent of sales, increased 0.2% to 15.2% from 15.0% in the year ended December 31, 1996. Operating expenses increased, as a percent of sales, due to the decline in sales prices and inflationary cost increases.

Corporate Expenses

     Corporate expenses includes amortization expense related to intangibles, administrative expenses and loss (gain) on disposal of assets. Certain major production equipment is accounted for as an operating lease on a consolidated basis while treated as a purchase on a segment level. The Company also classifies the excess of the operating lease expense over depreciation (the Operating Lease Expense) as a corporate expense in analyzing segment operations.

     Corporate expenses for the year ended December 31, 1998 decreased 1.9% over the year ended December 31, 1997, primarily due to the increase in gain on disposal of assets of $3.9 million and Operating Lease Expense of $0.9 million offset by an increase in amortization expense of $4.5 million. Amortization expense has increased as a result of the significant number of acquisitions made in the years ended December 31, 1998 and 1997. Corporate expense for the year ended December 31, 1997 increased 25.9% over the year ended December 31, 1996 primarily due to Operating Lease Expense as the first operating leases were initiated in November 1996.

     RESTRUCTURING AND OTHER UNUSUAL CHARGE -- In November 1998 the Company committed to implement a restructuring program affecting the Envelopes and Commercial Printing segments and recorded a pre-tax provision of $16.0 million, of which $11.7 million represents non-cash charges for asset write-offs and impairments. The Company also incurred $0.8 million of restructuring costs in December 1998 relating to the relocation of personnel, equipment and inventory which under generally accepted accounting principles cannot be accrued up front as part of the Company's restructuring initiative. In October 1998 the Company committed to release all shares of stock held by the leveraged Employee Stock Ownership Plan ("ESOP") to plan participants and recorded a non-cash, pre-tax charge of $12.2 million. For more information on these charges please refer to Note 11 of the Notes to Consolidated Financial Statements.

     MERGER COSTS -- Effective May 30, 1998, the Company completed its mergers with six commercial printing companies and one distributor company through the exchange of common stock. In connection with the mergers, transaction costs incurred of $3.3 million were expensed in 1998. These costs consist primarily of investment banking, legal and accounting fees. For more information on these mergers please refer to
Note 2 of the Notes to Consolidated Financial Statements.

     INTEREST EXPENSE -- Interest expense for the year ended December 31, 1998 compared to the prior year increased $8.0 million as a result of higher average bank debt balances, primarily due to acquisitions, offset by lower average interest rates resulting from the November 1997 issuance of 5.0% convertible subordinated notes and decreased amortization of deferred financing costs. Since the proceeds from the 5.0% convertible subordinated notes were used to repay debt for which a major portion of the deferred financing costs were incurred, amortization of deferred financing costs decreased $1.4 million in 1998 compared to 1997. In November 1996, the Company entered into a five-year accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1998, 1997 and 1996 $52.6, $72.0 and $71.0
million, respectively, had been sold under this agreement. Interest expense for the year ended December 31, 1997 decreased $4.7 million from 1996 primarily as a result of lower average bank debt balances as well as a decrease in amortization of deferred financing costs resulting from the early retirement of debt.

     INCOME TAXES -- The effective tax rate for all periods was higher than the federal statutory rate due to state and provincial income taxes and certain goodwill amortization and a major portion of the leveraged employee stock ownership plan contribution that are not tax deductible. The effective tax rate also reflects the impact of merging various commercial printing companies that had elected nontaxable status prior to the mergers on May 30, 1998. See Notes 2 and 9 of the Notes to Consolidated Financial Statements. For 1999 the Company expects its effective tax rate to be approximately 41.0%.

Liquidity and Capital Resources

     HISTORICAL CASH FLOW -- Net cash flow provided by operating activities was $93.1 million, $94.4 million and $95.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Acquisitions required cash payments of $351.6 million, $82.9 million and $64.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Other investing activities include capital expenditures which were $87.3 million, $36.8 million and $22.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The capital expenditures were offset by the proceeds of $9.7 million, $1.8 million and $35.4 million from the disposal of assets for the years ended December 31, 1998, 1997 and 1996, respectively (including $30.0 million in 1996 from an equipment sale/leaseback transaction). Net cash flow from financing activities was negatively affected by the decrease in receivables sold under the securitization agreement at December 31, 1998 of $19.4 million compared to December 31, 1997. Net cash flow from financing activities in 1996 was positively impacted by the $71.0 million sale of accounts receivable under the securitization program initiated in November 1996 offset by the increase in receivables sold of $9.5 million.

     At December 31, 1998 the Company had approximately $207.0 million of available credit under the $300.0 million Bank of America credit facility. In addition, at December 31, 1998, the Company had sold $52.6 million of receivables under the $100.0 million securitization facility.

     DEBT OBLIGATIONS -- In November 1998, Mail-Well I Corporation issued $300.0 million of 8 3/4% Senior Subordinated Notes ("Senior Notes"), the net proceeds of which were used to legally extinguish the $85.0 million of 10 1/2% senior subordinated notes and repay a portion of the Bank of America unsecured credit facility. In March 1998, the Company closed a new five-year unsecured line of credit for up to $300.0 million with Bank of America, the lead agent for a syndicate of banks, at an interest rate of LIBOR plus a margin based on the Company's leverage ratio. In November 1997, the Company issued $152.1 million of convertible subordinated notes due in 2002 with interest payable at 5% per annum. The notes are convertible at the option of the holder at any time into shares of the Company's common stock at a conversion price of $19.00 per common share. Proceeds were used to pay off outstanding amounts on a revolving credit facility and a bank term loan and these facilities were canceled. Concurrently, Supremex, the Company's Canadian subsidiary, signed an unsecured demand note with a bank for $60.0 million at an interest rate of LIBOR plus 0.75% per annum. These proceeds were used to pay off Supremex's outstanding term loan which was also canceled. The demand note was subsequently replaced by the Credit Agreement and a term loan with the same bank.

     SECURITIES OFFERINGS -- On November 13, 1997, the Company's shelf registration statement ("shelf") on Form S-3 was declared effective by the Securities and Exchange Commission. The shelf permits the Company to issue up to $300.0 million in debt securities, common stock, preferred stock or warrants over the two-year period following the effective date. The convertible subordinated notes were issued under the shelf registration statement and, in February 1998 the Company raised $90.7 million in net proceeds from the sale of its common stock off of the shelf through a group of underwriters. Proceeds were used for general corporate purposes. At December 31, 1998, there was availability to issue another $52.0 million of securities under the shelf registration statement.

     CAPITAL REQUIREMENTS -- The Company estimates that, based on current utilization of its equipment and expected volume growth at existing businesses it will spend $65.0 to $70.0 million per year on capital expenditures. This is in addition to the capital expenditures required for certain systems upgrades as discussed below under "Year 2000."

     INFLATION -- The effects of inflation have not been material to the Company. However, due to the competitive nature of its business, it may not always be able to pass on inflationary cost increases in the future.

     FOREIGN CURRENCY -- The effects of foreign currency exchange have not been material to the Company to date. With the strengthening U.S. Dollar, the Company's foreign currency exposure currently relates to its Canadian operations. The average Canadian Dollar exchange rate was 0.674, 0.723 and 0.734 USD for the years ended December 31, 1998, 1997 and 1996, respectively. The Canadian Dollar exchange rate at December 31, 1998 was 0.648 USD. Net sales provided by the Canadian operations for the years ended December 31, 1998 and 1997 was USD $154.5 million and USD $115.3 million, respectively.

     SEASONALITY AND ENVIRONMENT -- The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have a material effect on the Company's liquidity and capital resources.

RECENT DEVELOPMENTS

     The following developments have occurred since December 31, 1998.

     ACQUISITIONS -- On February 2, 1999, the Company acquired
Colorhouse, Inc., a pre-press company located in Minneapolis, Minnesota, with approximate annual sales of $20.7 million. On February 4, 1999, the Company acquired Hill Graphics, a sheetfed commercial printer located in Houston, Texas, with approximate annual sales of $20.5 million.

     POSTAL RATE INCREASE -- On January 10, 1999, the U.S. Postal Service increased rates for the first time in nearly four years. The average increase was 2.9% for all types of domestic mail. Management does not believe the new rates will negatively affect mail volume.

YEAR 2000

     The Company completed an assessment of its existing computer systems in 1997 and expects to spend and capitalize approximately $9 to $11 million through 1999 to purchase and install new systems. The new systems are capable of distinguishing between the year 1900 and the year 2000 ("Year 2000 compliant"). The Company is also conducting an evaluation of actions required to ensure its remaining business critical computer systems will not be disrupted with respect to dating in the Year 2000. The Company has completed or is engaged in the process of updating, replacing and testing certain of its computer systems so as to operate without disruption due to Year 2000 issues. These actions are scheduled to be completed through the third quarter of 1999 and, based on current information available, the Company does not anticipate the costs of remedial actions, which are being expensed as incurred, will be material. Since there can be no assurance that remedial actions can be completed on a timely basis, contingency plans will be developed by the third quarter of 1999 to address business critical systems which may not be Year 2000 compliant.

     All business critical vendors and customers have been identified and contacted for information on their actions to mitigate Year 2000 disruptions. The Company is in the process of evaluating information supplied to date and contacting those who have not responded to our inquiries. If Year 2000 issues of our business critical vendors and customers are not addressed satisfactorily, there could be a disruption in our business that may cause a decline in earnings. These theoretical consequences are of a kind and magnitude not unique to the Company, but are generally shared with other manufacturing companies. Contingency plans will be developed by the third quarter of 1999 to address Year 2000 issues related to our business critical vendors and customers. Although there is inherent uncertainty with respect to these Year 2000 issues, particularly with respect to the Year 2000 readiness of our vendors and customers, at this time management does not believe that the Company's business will be materially affected by Year
2000 issues.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement, which will be effective for the year 2000, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Although the Company believes it has a minimal current level of hedging and derivative activity, it has not determined the impact of this statement on its operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (US$ 25,461,000 at December 31, 1998) and the interest rate risk for the investment in accounts receivable securitization ($41,669,000 at December 31, 1998) are not considered to be significant since the fair values and carrying values are not material to the Company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements includes rates variable with LIBOR. As of December 31, 1998, $93 million of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates.

     If LIBOR were to increase 1% from the rate at December 31, 1998 and the Company borrowed the maximum amount available under its variable rate debt ($320 million), the Company's interest expense would increase, and income after income taxes would decrease by approximately $2.0 million. The marginal income tax rate of 38.5% was used. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. For example, in November 1998, the Company paid down its variable rate debt with proceeds from fixed rate debt to manage its interest rate risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     If the interest rates were to decrease 1%, the fair value of the Company's fixed rate debt, excluding other long-term debt, ($457.4 million at December 31, 1998) would decrease by approximately $25.3 million. The fair values were determined based on the discounted values of their related cash flows. The sensitivity analysis does not consider the impact of changes in the Company's stock price on the fair value of its convertible subordinated notes or the conversion of the convertible debt. The change in other long-term debt is immaterial to the Company's financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Mail-Well, Inc.

We have audited the accompanying consolidated balance sheets of Mail-Well, Inc. and Subsidiaries ("Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Color Art, Inc. and Subsidiaries as of December 31, 1997 and for the years ended December 31, 1997 and 1996, which reflect total assets of $31,414,000 as of December 31, 1997 and total revenues of $76,099,000 and $66,023,000 for the years ended December 31, 1997 and 1996. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Color Art, Inc. and Subsidiaries for such periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mail-Well, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Denver, Colorado
January 28, 1999

                INDEPENDENT AUDITOR'S REPORT

Board of Directors
Color Art, Inc.
St. Louis, Missouri

We have audited the consolidated balance sheets of Color Art, Inc., an S Corporation, and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended (which are not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Color Art, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
March 6, 1998  (Except for Notes 7
     and 13, which are dated May 15,
     1998 and May 22, 1998, respectively)

                              MAIL-WELL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                           ----------------------------------
                                                              1998                     1997
                                                           ----------                --------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                 $    1,375                $ 40,911
 Receivables, net                                             135,923                  64,958
 Investment in accounts receivable securitization              41,669                  22,319
 Accounts receivable-other                                     23,401                  10,307
 Inventories, net                                             114,131                  86,268
 Other current assets                                          19,351                  10,135
                                                           ----------                --------
     Total current assets                                     335,850                 234,898

PROPERTY, PLANT AND EQUIPMENT, NET                            437,732                 262,797
GOODWILL, NET                                                 322,149                 153,927
OTHER ASSETS, NET                                              32,225                  19,789
                                                           ----------                --------
TOTAL                                                      $1,127,956                $671,411
                                                           ==========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                          $   87,023                $ 53,641
 Accrued compensation and vacation                             41,401                  32,729
 Other current liabilities                                     47,192                  32,553
 Current portion of long-term debt and capital
   leases                                                       8,036                  10,533
                                                           ----------                --------
     Total current liabilities                                183,652                 129,456
LONG-TERM DEBT AND CAPITAL LEASES                             583,427                 330,357
DEFERRED INCOME TAXES                                          47,534                  29,299
OTHER LONG-TERM LIABILITIES                                    10,468                   6,979
                                                           ----------                --------
     Total liabilities                                        825,081                 496,091
                                                           ----------                --------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY             3,500                   3,500
                                                           ----------                --------

SHAREHOLDERS' EQUITY
 Preferred stock, $0.01 par value; 25,000 shares
   authorized, none issued and outstanding                          -                       -
 Common stock, $0.01 par value; 100,000,000 shares
   authorized, 48,846,904 and 43,042,959 shares issued
   at 1998 and 1997, respectively (including 3,896,544
   shares held by ESOP)                                           488                     430
 Paid-in capital                                              217,218                 102,475
 Retained earnings                                             90,740                  72,541
 Unearned ESOP compensation                                         -                  (2,406)
 Accumulated other comprehensive income (loss)                 (9,071)                 (1,220)
                                                           ----------                --------
     Total shareholders' equity                               299,375                 171,820
                                                           ----------                --------

TOTAL                                                      $1,127,956                $671,411
                                                           ==========                ========



                See notes to consolidated financial statements.



                               MAIL-WELL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                  1998              1997               1996
                                               ----------        ----------          --------
NET SALES                                      $1,504,686        $1,073,937          $944,494

COST OF SALES                                   1,185,373           834,212           740,665
                                               ----------        ----------          --------

GROSS PROFIT                                      319,313           239,725           203,829

OTHER OPERATING COSTS
 Selling, administrative and other                200,193           153,897           133,697
 Restructuring and other unusual charge            28,922                 -                 -
 Merger costs                                       3,318                 -                 -
                                               ----------        ----------          --------
     Total other operating costs                  232,433           153,897           133,697
                                               ----------        ----------          --------

OPERATING INCOME                                   86,880            85,828            70,132

OTHER (INCOME) EXPENSE
 Interest expense                                  38,127            30,157            34,869
 Other (income) expense                            (1,036)           (2,088)              478
                                               ----------        ----------          --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                               49,789            57,759            34,785

PROVISION FOR INCOME TAXES                         23,948            22,783            13,627
                                               ----------        ----------          --------

INCOME BEFORE EXTRAORDINARY ITEM                   25,841            34,976            21,158

EXTRAORDINARY ITEM, NET OF TAX
  BENEFIT OF $2,587 and $3,814                     (4,132)           (6,100)                -
                                               ----------        ----------          --------

NET INCOME                                     $   21,709        $   28,876          $ 21,158
                                               ==========        ==========          ========

EARNINGS PER SHARE - BASIC
 BEFORE EXTRAORDINARY ITEM                     $     0.55        $     0.86          $   0.53
 EXTRAORDINARY ITEM                                 (0.08)            (0.15)                -
 EARNINGS PER SHARE - BASIC                    $     0.47        $     0.71          $   0.53

EARNINGS PER SHARE - DILUTED
 BEFORE EXTRAORDINARY ITEM                     $     0.53        $     0.82          $   0.52
 EXTRAORDINARY ITEM                                 (0.08)            (0.14)                -
 EARNINGS PER SHARE - DILUTED                  $     0.45        $     0.68          $   0.52

WEIGHTED AVERAGE SHARES - BASIC                $   46,499        $   40,575          $ 39,663
                                               ==========        ==========          ========

WEIGHTED AVERAGE SHARES - DILUTED              $   48,585        $   43,027          $ 40,449
                                               ==========        ==========          ========


                See notes to consolidated financial statements.

                               MAIL-WELL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                   1998              1997              1996
                                                ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $  21,709         $  28,876         $  21,158
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                    30,678            21,590            21,602
   Amortization                                     9,576             7,696             7,935
   Extraordinary loss on early retirement of
    debt - pre-tax                                  6,719             9,914                 -
   Restructuring charges                           15,961                 -                 -
   Deferred income taxes                           12,204             8,512             9,328
   ESOP compensation expense                       14,326             2,614             1,973
   (Gain) loss on disposal of assets               (1,196)            2,719             1,785
   Other                                             (202)               38               533
   Changes in operating assets and liabilities,
    net of effects of acquired businesses:
     Receivables                                   (2,151)           11,177            11,220
     Inventories                                   10,339                47            22,800
     Accounts payable                              (7,164)           (5,576)            4,213
     Other working capital                        (13,787)            4,525             2,149
     Other assets and other long-term
      liabilities                                  (3,934)            2,277            (9,378)
                                                ---------         ---------         ---------

       Net cash provided by operating
        activities                                 93,078            94,409            95,318
                                                ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition costs, net of cash acquired         (351,603)          (82,874)          (64,316)
 Capital expenditures                             (87,335)          (36,838)          (22,039)
 Proceeds from sale of assets and other             9,661             1,817            35,354
                                                ---------         ---------         ---------

       Net cash used in investing
        activities                               (429,277)         (117,895)          (51,001)
                                                ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Changes due to accounts receivable
  securitization, net                             (19,350)          (12,814)           61,495
 Net proceeds from common stock issuance           92,336             1,202               294
 Proceeds from issuance of convertible
  subordinated notes, net of issuance costs             -           147,436                 -
 Proceeds from long-term debt                     799,111           139,616           323,963
 Repayments of long-term debt and capital
  leases                                         (556,736)         (219,125)         (416,206)
 Debt issuance costs                               (9,184)                -            (1,800)
 Repurchase of stock, dividends and
  distributions by pooled entities                 (3,738)           (5,254)           (1,862)
                                                ---------         ---------         ---------
       Net cash provided by (used in)
        financing activities                      302,439            51,061           (34,116)
                                                ---------         ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (5,776)            1,039              (282)
                                                ---------         ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS           (39,536)           28,614             9,919

BALANCE AT BEGINNING OF YEAR                       40,911            12,297             2,378
                                                ---------         ---------         ---------

BALANCE AT END OF YEAR                          $   1,375         $  40,911         $  12,297
                                                =========         =========         =========


                See notes to consolidated financial statements.

                                                 MAIL-WELL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                          (IN THOUSANDS)

                                                                                                    Accumulated Other    Total
                                                Common       Paid-In        Retained                  Comprehensive   Shareholders'
                                                Stock        Capital        Earnings       Other      Income (Loss)      Equity
                                                -----        -------        --------       -----      -------------      ------
BALANCE AT DECEMBER 31, 1995                     $436        $ 97,871       $29,166       $(5,243)       $  (231)       $121,999

Comprehensive income:
   Net income                                                                21,158                                       21,158
   Other comprehensive income (loss),
       net of tax:
      Pension liability adjustment                                                                           101             101
      Currency translation adjustments                                                                       (95)            (95)
      Unrealized loss on investments                                                                         (49)            (49)
                                                                                                                        --------
   Other comprehensive income (loss)                                                                                         (43)
                                                                                                                        --------
Total comprehensive income                                                                                                21,115

Issuance of common stock                                          254                                                        254
Exercise of stock options                                          40                                                         40
Change in unearned ESOP                                         1,231                         634                          1,865
Repurchase of stock by pooled entities                           (109)                                                      (109)
Distributions by pooled entities                                             (1,753)                                      (1,753)
                                                 ----        --------       -------       -------        -------        --------
BALANCE AT DECEMBER 31, 1996                      436          99,287        48,571        (4,609)          (274)        143,411

Comprehensive income:
   Net income                                                                28,876                                       28,876
   Other comprehensive income (loss),
       net of tax:
      Pension liability adjustment                                                                            37              37
      Currency translation adjustments                                                                      (917)           (917)
      Unrealized loss on investments                                                                         (66)            (66)
                                                                                                                        --------
   Other comprehensive income (loss)                                                                                        (946)
                                                                                                                        --------
Total comprehensive income                                                                                                27,930

Issuance of common stock                            7           2,713                                                      2,720
Exercise of stock options                           2             199                                                        201
Retirement of treasury stock                      (14)         (1,699)                      1,713                              -
Change in unearned ESOP                                         2,322                         490                          2,812
Distributions by pooled entities                                             (4,161)                                     (4,161)
Repurchase of stock by pooled entities
    and other                                      (1)           (347)         (745)                                      (1,093)
                                                 ----        --------       -------       -------        -------        --------
BALANCE AT DECEMBER 31, 1997                      430         102,475        72,541        (2,406)        (1,220)        171,820

Comprehensive income:
   Net income                                                                21,709                                       21,709
   Other comprehensive income (loss),
       net of tax:
      Pension liability adjustment                                                                           (80)            (80)
      Currency translation adjustments                                                                    (7,648)         (7,648)
      Unrealized loss on investments                                                                        (123)           (123)
                                                                                                                        --------
   Other comprehensive income (loss)                                                                                      (7,851)
                                                                                                                        --------
Total comprehensive income                                                                                                13,858

Issuance of common stock                           53         104,216                                                    104,269
Costs incurred from issuance of stock                          (4,733)                                                    (4,733)
Exercise of stock options                           5           1,763                                                      1,768
Changes in unearned ESOP                                       11,367                       2,406                         13,773
Adjustment to deferred tax asset for
    pooled entities                                             2,358                                                      2,358
Distributions by pooled entities                                             (3,290)                                      (3,290)
Repurchase of stock by pooled entities              -            (228)         (220)                                        (448)
                                                 ----        --------       -------       -------        -------        --------
BALANCE AT DECEMBER 31, 1998                     $488        $217,218       $90,740       $     -        $(9,071)       $299,375
                                                 ====        ========       =======       =======        =======        ========



                              See notes to consolidated financial statements.


                      MAIL-WELL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - Mail-Well, Inc. and subsidiaries (collectively referred to as the "Company") is one of the largest printers in North America. The Company prints and manufactures envelopes in the United States and Canada and is a leading commercial printer in the United States. The Company is also a printer of custom business documents for the distributor market and a printer of labels for the food and beverage industry. Within envelope printing, the Company competes primarily in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures stock envelopes sold in the office products and merchant/printer markets. The Company is also a leading commercial printer specializing in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and is recognized as an innovative provider of quality printed products to leading companies in the United States. Printing for Distributors products include both traditional and specialty products for small and medium-sized end users. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").

     PRINCIPLES OF CONSOLIDATION - The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange. Mail-Well I Corporation ("MWI"), a wholly-owned subsidiary of Mail-Well, Inc., conducts most of the business of Mail-Well, Inc. MWI, together with its subsidiaries, is the owner of the Company's operating assets and the borrower of the debt (exclusive of the Convertible Subordinated Notes). All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks that have not yet been paid by the banks at year end are reflected in accounts payable in the consolidated balance sheets.

     INVESTMENTS IN ACCOUNTS RECEIVABLE SECURITIZATION - In November 1996, the Company entered into a five-year accounts receivable securitization arrangement (the "Securitization") whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. The securitization represents a retained interest in the accounts receivable sold and is recorded at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income.

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

     Depreciation for financial reporting purposes is calculated using the straight-line method based on the estimated useful lives of the respective assets (or the life of the lease, if shorter), as follows:

      Land improvements                                      25 years
      Buildings, building and leasehold improvements      15-45 years
      Machinery and equipment                                15 years
      Furniture, fixtures and other                        3-10 years

     INTANGIBLE ASSETS - In connection with the issuance of both bank debt and public debt as well as in connection with acquisitions, the Company recorded certain intangible assets. The following schedule summarizes the amortization periods and amortization expense recorded in connection with the intangible assets (in thousands):

                      MAIL-WELL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                           USEFUL
      Amortization of:                      LIFE             1998           1997         1996
                                            ----            ------         ------       ------
      Deferred Financing Costs <Fa>       5-6 years         $  614         $2,913       $3,588
      Debt Issue Costs                      5 years            940              -            -
      Goodwill                             40 years          6,914          3,778        2,915
      Non-Compete Agreements              3-5 years            652            489        1,153
      Acquisition Costs and Other        5-21 years            456            516          279
                                                            ------         ------       ------
      Total                                                 $9,576         $7,696       $7,935
                                                            ======         ======       ======

<Fa> Amount included in interest expense in the consolidated statements of operations.

     IMPAIRMENT OF LONG-LIVED ASSETS - The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In addition, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may
     not be recoverable.   Recoverability is based on future discounted
     net cash flows from the use of the asset. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

     STOCK SPLITS - In June 1997, the Company effected a 3:2 stock split of its common stock, and in May 1998, the Company declared a 2:1 stock split of its common stock effective June 10, 1998. All common stock, paid-in capital, share and earnings per share information has been retroactively restated to reflect these splits.

     INCOME TAXES - The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state, federal and foreign income tax purposes. The Company does not provide U.S. income taxes on the unremitted earnings of its foreign subsidiary ($25,615,000 at December 31, 1998) because the Company intends to indefinitely reinvest such unremitted earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country.

     OTHER COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's pension liability adjustment, currency translation adjustments, and unrealized gains and losses on its investments, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement, which will be effective for the year 2000, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Although the Company believes it has a minimal current level of hedging and derivative activity, it has not determined the impact of this statement on its operations and financial position.

     EARNINGS PER SHARE - Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128,
     "Earnings Per Share" ("SFAS 128"). Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of

                      MAIL-WELL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings.

     The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations. The effect of the convertible subordinated notes, which could potentially dilute earnings per share, was not included in the computation for the year ended December 31, 1998 because the result would have been antidilutive.


                                                  INCOME             SHARES           PER-SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                -----------      -------------         ------
FOR THE YEAR ENDED DECEMBER 31, 1998
EARNINGS PER SHARE - BASIC
Income available to common shareholders           $25,841            46,499             $0.55
                                                                                        =====

EFFECT OF DILUTIVE SECURITIES
Stock options                                           -             1,650
Other                                                   -               436
                                                  -------            ------

EARNINGS PER SHARE - DILUTED
Income available to common shareholders
  including assumed conversions                   $25,841            48,585             $0.53
                                                  =======            ======             =====

FOR THE YEAR ENDED DECEMBER 31, 1997
EARNINGS PER SHARE - BASIC
Income available to common shareholders           $34,976            40,575             $0.86
                                                                                        =====

EFFECT OF DILUTIVE SECURITIES
Stock options                                           -             1,508
Convertible Subordinated Notes                        476               834
Other                                                   -               110
                                                  -------            ------

EARNINGS PER SHARE - DILUTED
Income available to common shareholders
  including assumed conversions                   $35,452            43,027             $0.82
                                                  =======            ======             =====

FOR THE YEAR ENDED DECEMBER 31, 1996
EARNINGS PER SHARE - BASIC
Income available to common shareholders           $21,158            39,663             $0.53
                                                                                        =====

EFFECT OF DILUTIVE SECURITIES
Stock options                                           -               507
Other                                                   -               279
                                                  -------            ------

EARNINGS PER SHARE - DILUTED
Income available to common shareholders
  including assumed conversions                   $21,158            40,449             $0.52
                                                  =======            ======             =====



     FOREIGN CURRENCY TRANSLATION - The financial statements include the results of Canadian operations which are translated from Canadian dollars, their functional currency, into U.S. dollars. The balance sheet is translated at the year end rate of exchange. Results of operations are translated at average rates prevailing during the year. The effects of translation are included as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in income when realized.

                      MAIL-WELL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

2.   MERGERS WITH COMMERCIAL PRINTING COMPANIES

     Effective May 30, 1998, the Company completed its mergers with seven commercial printing companies through the exchange of common stock, which had a market value of $21.965 per share, as shown in the table below:

                                                             SHARES OF MAIL-WELL
            OPERATING COMPANY NAME                          COMMON STOCK EXCHANGED
      Color Art, Inc. ("Color Art")                               2,351,951
      Accu-color, Inc. ("Accu-color")                               622,391
      Industrial Printing Company ("Industrial Printing")           570,161
      IPC Graphics, Inc. ("IPC Graphics")                           325,973
      United Lithograph, Inc. ("United Lithograph")                 519,568
      French Bray, Inc. ("French Bray")                             538,040
      Clarke Printing, Co. ("Clarke Printing")                      437,984

     The consolidated financial statements give retroactive effect to the mergers, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of changes in shareholders' equity reflect the accounts of the Company as if the additional common stock had been issued during all periods presented.

     Color Art is a commercial printer with offices located in St. Louis and Osage Beach, Missouri, and also the operator of a short-run printing and graphics company through its subsidiary Graphic Links, LLC. Accu-color, located in St. Louis, Missouri, is primarily a supplier of color separation and other graphic arts services to the printing and advertising industries.

     Industrial Printing is located in Toledo, Ohio and is engaged in the printing and selling of advertising pieces and labels, and
     general commercial printing.   IPC Graphics prints and sells
     advertising pieces, mailers and business forms from its facilities in Toledo, Ohio.

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

     Each of the mergers was negotiated and consummated as separate transactions and the separate mergers were not contingent upon each other. Except for French Bray and Clarke Printing, all of the above entities had elected Subchapter S corporation treatment for U.S. federal income tax purposes and, accordingly, did not pay U.S. federal income taxes. Subsequent to May 30, 1998, these companies were included in Mail-Well's consolidated U.S. federal income tax return. In connection with the mergers, the Company also issued common stock to acquire the net assets (including the assumption of the debt associated with such assets) of certain related real estate ventures owned by shareholders of the commercial printing companies. The shares of the Company's common stock exchanged for real estate assets are included with the shares exchanged for

                   MAIL-WELL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     the respective operating company in the table above. The results of operations and financial conditions of the real estate assets are reflected in the restated consolidated financial statements with significant intercompany transactions and balances eliminated. The mergers with the real estate entities have been accounted for as taxable business combinations and the recognizable tax benefits attributable to the increase in tax basis were allocated to additional paid-in-capital.

     Each of the above transactions has been accounted for individually as a pooling of interests and, accordingly, the consolidated financial statements for the periods subsequent to February 24, 1994 (inception) have been restated to include the accounts of the Commercial Printing Group. Prior to the mergers, Industrial Printing's and IPC Graphics' fiscal year ended on September 30, United Lithograph's fiscal year ended on June 30 and French Bray's fiscal year ended on July 31. Accordingly, the accompanying financial statements include those financial statements of entities with different fiscal years restated on a calendar year basis. Additionally, the accompanying consolidated financial statements reflect certain minor adjustments to conform the accounting policies of the Commercial Printing Group to the Company's.

     Net sales, income before extraordinary items and net income of the separate companies for the periods preceding the mergers were as follows:

                                                                                                                 UNAUDITED
                                                                INCOME (LOSS)                    UNAUDITED       PRO FORMA
                                                                   BEFORE            NET         PRO FORMA        DILUTED
                                                      NET       EXTRAORDINARY      INCOME        NET INCOME      EARNINGS
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)                SALES          ITEMS          (LOSS)       (LOSS) <F1>      PER SHARE
                                                     -----          -----          ------       -----------      ---------
QUARTER ENDED MARCH 31, 1998 (UNAUDITED) <F2>
   Mail-Well, Inc. as previously reported         $  274,705        $ 9,510        $ 9,510        $ 9,510
   Pooled entities                                    44,029             23             23           (752)
                                                  ----------        -------        -------        -------
      Combined                                    $  318,734        $ 9,533        $ 9,533        $ 8,758          $0.18
                                                  ==========        =======        =======        =======          =====

YEAR ENDED DECEMBER 31, 1997
   Mail-Well, Inc. as previously reported         $  897,560        $28,276        $22,176        $22,176

   Color Art                                          76,099          3,218          3,218          1,930
   Accu-color                                         14,409          1,550          1,550            930
   Industrial Printing                                19,499            769            769            461
   IPC Graphics                                       10,429            405            405            243
   United Lithograph                                  21,232            502            502            301
   French Bray                                        23,353           (178)          (178)          (178)
   Clarke Printing                                    11,356            434            434            434
                                                  ----------        -------        -------        -------
   Pooled entities                                   176,377          6,700          6,700          4,121
                                                  ----------        -------        -------        -------
      Combined                                    $1,073,937        $34,976        $28,876        $26,297          $0.62
                                                  ==========        =======        =======        =======          =====

YEAR ENDED DECEMBER 31, 1996
   Mail-Well, Inc. as previously reported         $  778,524        $16,927        $16,927        $16,927

   Color Art                                          66,023          1,970          1,970          1,182
   Accu-color                                         15,572            629            629            377
   Industrial Printing                                24,642            540            540            324
   IPC Graphics <F3>                                   2,262             30             30             18
   United Lithograph                                  20,012            420            420            252
   French Bray                                        28,046            454            454            454
   Clarke Printing                                     9,413            188            188            188
                                                  ----------        -------        -------        -------
   Pooled entities                                   165,970          4,231          4,231          2,795
                                                  ----------        -------        -------        -------
      Combined                                    $  944,494        $21,158        $21,158        $19,722          $0.49
                                                  ==========        =======        =======        =======          =====


                   MAIL-WELL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     <F1> Unaudited pro forma net income reflects adjustments to net income to record an estimated provision for income taxes for each period presented assuming Color Art, Accu-color, Industrial Printing, IPC Graphics and United Lithograph were tax paying entities.
     <F2> Income (loss) includes aggregate merger expenses of the
          Commercial Printing Group totaling $2.2 million in the first quarter of 1998.
     <F3> IPC Graphics was spun-off from Industrial Printing on
          October 1, 1996. The results of IPC Graphics prior to October 1, 1996 are included in the results of Industrial Printing, and the spin-off transaction has been eliminated in the Company's consolidated financial statements.

     In connection with the mergers, transaction costs incurred by the Commercial Printing Group of approximately $3.3 million were expensed during 1998. These costs consist primarily of investment banking, legal and accounting fees.


3.   ACQUISITIONS

     The presentation below summarizes the Company's 1998 acquisitions:

                                                                                                               ESTIMATED
                                                                                                                 ANNUAL
                                                                         MONTH            OPERATING              SALES
NAME OF BUSINESS ACQUIRED                 LOCATION                      ACQUIRED           SEGMENT             (MILLIONS)
-------------------------                 --------                      --------           -------             ----------
Poser Business Forms, Inc.          Fairhope, Alabama                   January           Distributors            $ 90
Rono Graphic Communications         Portland, Oregon                    March             Commercial                12
Lawson Mardon Label Division        Toronto, Ontario                    March             Labels                    81
Denver Forms Company                Denver, Colorado                    March             Distributors              12
National Graphics Company           Denver, Colorado                    March             Envelopes                  8
EPX Denver                          Denver, Colorado                    March             Distributors               4
Blue Line Envelope                  Montreal, Quebec                    April             Envelopes                  6
South Press, Inc.                   Dallas, Texas                       April             Commercial                12
Century Index Corporation           Anaheim, California                 May               Envelopes                  8
Label Division, IP Paper            Bowling Green, Kentucky             May               Labels                    30
Anderson Lithograph                 Los Angeles, California             May               Commercial               135
Illinois Envelope, Inc.             Kalamazoo, Michigan                 June              Envelopes                  7
Gould Packaging, Inc.               Vancouver, Washington               June              Envelopes                 14
Graphics Illustrated, Inc.          West Palm Beach, Florida            August            Commercial                11
McLaren, Morris and Todd Ltd.       Mississauga, Ontario                August            Commercial                34
John D. Lucas Printing Co.          Baltimore, Maryland                 August            Commercial                27
Armstrong-White, Inc.               Bloomfield Hills, Michigan          August            Commercial                 2
Richtman Printing                   Englewood, Colorado                 September         Commercial                 6
Production Press, Inc.              Jacksonville, Illinois              September         Commercial                 9
Apico Corporation                   Girard, Kansas                      October           Distributors              10
Perfection Forms                    Girard, Kansas                      October           Distributors              10
Trafton Printing, Inc.              Amarillo, Texas                     October           Commercial                 9
Imperial Litho and Dryography       Phoenix, Arizona                    November          Commercial                26
                                                                                                                  ----
                                                                                                                  $563
                                                                                                                  ====

     The presentation below summarizes the purchase price, including all adjustments made through December 31, 1998. These acquisitions have been accounted for as purchases and, accordingly, the net purchase price of each acquisition was allocated to the various assets and liabilities according to their estimated fair values as of the date of the respective purchase. The results of operations of each of the acquisitions have been included in the accompanying consolidated statements of operations from the date of the acquisition.

                     MAIL-WELL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                               CASH
                                                                                AND                          TOTAL
                                           TYPE OF               MONTH         STOCK            DEBT       PURCHASE       GOODWILL
(IN MILLIONS)                              PURCHASE             ACQUIRED       PAID           ASSUMED        PRICE        RECORDED
                                           --------             --------       ----           -------        -----        --------
1996 Acquisitions
Quality Park Products                     Assets               April          $ 27.6           $0.7         $ 28.3        $  3.4
Pac National Group                        Assets               November         20.2            0.0           20.2           6.4
Shepard Poorman (SP)                      Stock                December         18.9            0.8           19.7           7.9

1997 Acquisitions
Six acquisitions, as a group              Assets (3)           June, July,      86.4            0.6           87.0          38.1
                                          Stock (3)            September,
                                                               October and
                                                               December
1998 Acquisitions
23 acquisitions, as a group               Assets (10)          Various         360.4            9.1          369.5         170.2
                                          Stock (13)

     The fair value of stock issued for acquisitions was $8,780,000 and $6,018,000 for the years ended December 31, 1998 and 1997, respectively.

     The following table presents the unaudited pro forma results of operations as if the 1998, 1997 and 1996 acquisitions had occurred on January 1, 1997, 1996 and 1995, respectively. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1 of the year preceding the acquisition date, or of the future results of operations of the Company.

                                                                                   YEAR ENDED DECEMBER 31,
      (IN MILLIONS, EXCEPT PER SHARE)                                1998                    1997                    1996
                                                                     ----                    ----                    ----
      Net sales                                                    $1,729.4                $1,726.7                $1,193.6
      Income before extraordinary item                                 32.5                    47.2                    17.9
      Extraordinary item                                               (4.1)                   (6.1)                      -
      Net income                                                   $   28.4                $   41.1                $   17.9
      Earnings per basic share:
        Income before extraordinary item                           $   0.69                $   1.16                $   0.45
        Extraordinary item                                            (0.08)                  (0.15)                      -
        Net income                                                 $   0.61                $   1.01                $   0.45
      Earnings per diluted share:
        Income before extraordinary item                           $   0.66                $   1.11                $   0.44
        Extraordinary item                                            (0.08)                  (0.14)                      -
        Net income                                                 $   0.58                $   0.97                $   0.44

     In connection with the acquisition of Murray Envelope Corporation, in July 1997, a subsidiary of the Company issued 220,472 shares of non-voting common stock. These shares are redeemable by the holder during the period from January 1, 1999 to February 1, 2000 for $3,500,000. Alternatively, the holder may convert these shares into an equal number of shares of the Company's common stock. This interest in the non-voting common stock of the subsidiary has been recorded as a minority interest in the consolidated balance sheet.

     Certain purchase agreements require the payment of additional consideration in the form of cash payments if specific operating performance criteria are met. Any subsequent payment will be allocated to goodwill. In addition, purchase price allocation for certain acquisitions have not been finalized. Therefore, the amount of goodwill could be adjusted within one year of the purchase.

                        MAIL-WELL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   DECEMBER 31,
      (IN THOUSANDS)                                          1998            1997
                                                              ----            ----
      INVENTORIES:
       Raw materials                                        $  45,720       $ 34,656
       Work in process                                         22,089         12,428
       Finished goods                                          49,256         42,132
                                                            ---------       --------
                                                              117,065         89,216
       Reserve for obsolescence, loss and other                (2,934)        (2,948)
                                                            ---------       --------
      Total                                                 $ 114,131        $86,268
                                                            =========       ========

      PROPERTY, PLANT AND EQUIPMENT:
       Land and land improvements                           $  23,818       $ 14,667
       Buildings, building and leasehold improvements         115,264         73,567
       Machinery and equipment                                336,509        229,214
       Furniture, fixtures and other                           33,108         26,453
       Construction in progress                                37,982         10,435
                                                            ---------       --------
                                                              546,681        354,336
       Less accumulated depreciation                         (108,949)       (91,539)
                                                            ---------       --------
      Total                                                 $ 437,732       $262,797
                                                            =========       ========

      RESERVES:
       Allowance for doubtful accounts receivable           $  (6,727)      $ (3,795)
       Accumulated amortization:
       Deferred financing costs                                (1,413)        (2,000)
       Goodwill                                               (15,902)        (9,030)
       Other intangibles included in other assets              (5,169)        (4,386)

5.   LONG-TERM DEBT AND CAPITAL LEASES

     Long term debt consists of the following (in thousands):

                                                 INTEREST RATE AT           DECEMBER 31,
                                                 DECEMBER 31, 1998      1998           1997
                                                 -----------------      ----           ----
      Bank Borrowings:
       Unsecured loan, due June 9, 2003                6.88%          $ 25,461       $      -
       Unsecured revolving loan facility, due
         March 31, 2003                                5.875%           93,000              -
       Demand note                                                           -         55,393
      Senior Subordinated Notes, due 2004             10.5%                  -         85,000
      Senior Subordinated Notes, due 2008              8.75%           300,000              -
      Convertible Subordinated Notes, due 2002         5.0%            152,050        152,050
      Other                                                             20,952         48,447
                                                                      --------       --------
                                                                       591,463        340,890
      Less current maturities                                           (8,036)       (10,533)
                                                                      --------       --------

      Long term debt and capital leases                               $583,427       $330,357
                                                                      ========       ========

     In November 1998, Mail-Well I Corporation issued $300,000,000 of 8.75% Senior Subordinated Notes (the "Senior Notes"), the net proceeds of which were used to legally extinguish the $85,000,000 of senior subordinated notes due 2004 and repay a portion of the unsecured line of credit. The Senior Notes constitute unsecured obligations of the Company. The Company can redeem the Senior Notes, in whole or in part, on or after December 15, 2003, at redemption prices which range from 100% to 104.375%, plus accrued and unpaid

                   MAIL-WELL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     interest. In addition, before December 15, 2001, the Company can redeem up to 35% of the Senior Notes at 108.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain common stock offerings. Each holder of the Senior Notes has the right to require the Company to repurchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change of control of the Company.

     On March 18, 1998, the Company entered into a revolving loan facility totaling $300 million with Bank of America, the lead agent for its syndicate of banks. The new bank facility consists of a five-year unsecured revolving loan facility. The same bank agreed to lend the Company and one of its Canadian subsidiaries up to an additional $20.0 million at LIBOR plus 0.75% per annum under a similar revolving credit facility. There were $93,000,000 and no amounts outstanding under these facilities as of December 31, 1998, respectively.

     In November 1997, the Company issued $152,050,000 of Convertible Subordinated Notes (the "Notes"). The Notes constitute unsecured subordinated obligations of the Company. The Notes are convertible at the option of the holder into shares of the Company's common stock, par value $0.01 per share, at a conversion price of $19.00 per share at anytime prior to November 1, 2002.
     In addition, each holder of the Notes has the right to require the Company to repurchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change of control of the Company.

     Other long-term debt is comprised of capital lease obligations and term debt with banks of the Commercial Printing Group. Interest rates on other term debt with banks range from 6.0% to 9.0% at December 31, 1998.

     The Senior Notes are guaranteed by the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

     In 1998, the Company wrote off deferred financing costs of $4,132,000 (net of $2,587,000 of income tax benefits) capitalized in connection with the bank debt which was repaid in November 1998. In 1997, the Company wrote off deferred financing costs of $6,100,000 (net of $3,814,000 of income tax benefits) capitalized in connection with the bank debt which was repaid in November 1997. The write-offs are shown as extraordinary items in the statements of operations.

     The long-term debt agreements contain certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness or issue capital stock, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to satisfy certain financial covenants.

     The aggregate annual maturities for all long-term debt during the fiscal years subsequent to December 31, 1998 are (in thousands):

         1999                                 $  8,036
         2000                                   13,566
         2001                                    7,366
         2002                                  160,031
         2003                                   98,096
         2004 and thereafter                   304,368
                                              --------
                                              $591,463
                                              ========

     Cash paid for interest on long-term debt was $33,996,000, $22,818,000 and $28,886,000 for the years ended December 31, 1998,
     1997 and 1996, respectively.

                    MAIL-WELL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   COMMITMENTS AND CONTINGENCIES

     In November 1996, the Company entered into a five-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1998 and 1997, $52.6 million and $72.0 million, respectively, had been sold (without recourse) under this agreement and the sale was reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The Company has retained a securitized interest in the accounts receivable of $41.7 million and $22.3 million at December 31, 1998 and 1997, respectively.
     The receivables were sold at a discount of 0.60% above the prevailing commercial paper rate plus certain other fees. The discount expense of $4.4 million, $4.9 million and $0.7 million on the receivables sold has been recorded in the Company's statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

     In November 1996, the Company refinanced certain equipment under a sale/leaseback arrangement. The equipment was sold for $30.0 million. The transaction was accounted for as a sale whereby the equipment was removed from the Company's financial statements. There was no significant gain or loss on the sale of the equipment. In 1997, the Company reacquired the equipment from the original lessor and sold and leased back such equipment from a new buyer-lessor. The purchase price from the old buyer-lessor and selling price to the new buyer-lessor approximated its then fair market value ($27.6 million). The leasebacks are classified as operating leases. At the end of the five year lease term, the Company may either (i) purchase the equipment for $16.0 million,
     (ii) sell the equipment on behalf of the lessor for a selling price of no less than $13.2 million or (iii) return the equipment to the lessor. If the Company elects to return the equipment to the lessor at the end of the lease term, the Company has guaranteed a residual value of $13.2 million for the benefit of the lessor.

     The Company leases various office, warehouse and manufacturing facilities under operating leases. Minimum annual lease commitments at December 31, 1998 were as follows (in thousands):

         1999                                 $ 22,548
         2000                                   19,304
         2001                                   16,961
         2002                                   14,589
         2003                                   13,993
         2004 and thereafter                    12,950
                                              --------
         Total                                $100,345
                                              ========

     Lease expense for the years ended December 31, 1998, 1997 and 1996 was $25,831,000, $17,301,000 and $6,890,000, respectively.

     The Company is involved in various lawsuits incidental to its businesses. In management's opinion, an adverse determination against the Company relating to these suits would not be material to the consolidated financial statements. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would be material to the Company's results of operations and financial position.

                   MAIL-WELL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a comparison of the fair value and carrying value at December 31, 1998 and 1997 of the Company's financial instruments (in thousands):

                                                              1998                              1997
                                                     FAIR            CARRYING            FAIR         CARRYING
                                                     VALUE            VALUE              VALUE         VALUE
                                                     -----            -----              -----         -----
      Financial assets
       Cash and cash equivalents                   $  1,375          $  1,375          $ 40,911       $ 40,911
       Receivables (trade)                          135,923           135,923            64,958         64,958
       Investment in accounts receivable
        securitization                               41,669            41,669            22,319         22,319
      Financial liabilities
       Unsecured loan                                24,465            25,461                 -              -
       Demand note                                        -                 -            55,393         55,393
       Unsecured revolving loan facility             89,114            93,000                 -              -
       Senior subordinated notes                    304,500           300,000            91,163         85,000
       Convertible subordinated notes               128,482           152,050           185,501        152,050
       Other long-term debt                          20,952            20,952            48,447         48,447

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

     LONG-TERM DEBT - The fair value of the Company's long term debt to banks is based on quoted interest rates for borrowings of similar quality and terms. The fair value of the senior subordinated notes and the convertible subordinated notes is based upon quoted market prices. The fair value of other long-term debt was estimated using the incremental borrowing rate for each company for debt of the same remaining maturities.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to significant concentrations of credit risk consists primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic areas. As of December 31, 1998 and 1997, the Company had no significant concentrations of credit risk.

8.   SHAREHOLDERS' EQUITY AND STOCK OPTION PLAN

     SECURITIES OFFERING - On November 13, 1997, the Company's shelf registration statement ("shelf") on Form S-3 was declared effective by the Securities and Exchange Commission. The shelf permits the Company to issue up to $300.0 million in debt securities, common stock, preferred stock or warrants over the two-year period following the effective date.

     On February 11, 1998, the Company completed the sale of 6,000,000 shares of its common stock at a price of $19.625 per share. Of these shares, the Company sold 4,864,600 and 1,135,400 were sold by a group of shareholders. Proceeds from the sale of common stock by the Company of $90.7 million, net of underwriting discounts and commissions, were used for general corporate purposes. The
     February 1998 stock offering and the Convertible Subordinated
     Notes were issued under the shelf registration statement and, at December 31, 1998, there was availability to issue another $52 million of securities under the shelf registration statement.

     PREFERRED STOCK - The Company has authorized 25,000 shares of $0.01 par value preferred stock. No shares have been issued at December 31, 1998 or 1997.

                   MAIL-WELL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     STOCK OPTION PLANS - The following summarizes the various stock option plans at December 31, 1998:

                                                                                            OPTIONS
                                                       OPTIONS           OPTIONS          ELIGIBLE TO         YEARS TO
                                                      AUTHORIZED       OUTSTANDING         BE ISSUED        FULL VESTING
                                                      ----------       -----------         ---------        ------------
      1994 Stock Option Plan <Fa>                     1,918,350         1,143,757            71,272            4 or 5
      1996 Directors Stock Option Plan <Fb>             420,000            60,000           318,000         Immediately
      1997 Non-Qualified Stock Option Plan <Fa>       1,950,000         1,106,130           764,670           5 years
      Allied Acquisition Non-Qualified Stock
       Option Plan <Fc>                                 124,800           119,902                 -           4 years
      1998 Incentive Stock Option Plan <Fa>           1,000,000           189,970           810,030           5 years

     <Fa> Plan is for directors and key employees
     <Fb> Plan is for directors only
     <Fc> Plan is for key employees of The Allied Printers

     All grants expire ten years from the grant date or until 90 days after termination of a directorship. All grants are administered by the Compensation Committee of the Board of Directors.

     On the grant date, all options had an exercise price equal to or greater than the fair market value of the Company's common stock. The following is a summary of the Company's stock option activity:

                                                                                                      WEIGHTED
                                                                                                      AVERAGE          WEIGHTED
                                                                                                     REMAINING          AVERAGE
                                                                                 EXERCISE           CONTRACTUAL        EXERCISE
                                                              OPTIONS              PRICE                LIFE            PRICE
                                                              -------              -----                ----            -----
      Outstanding, December 31, 1995                          832,958           $1.32 - $1.43         8.8 years         $ 1.33

      1996
      Granted                                                 481,500           $3.01 - $3.74                           $ 3.67
      Exercised                                               (30,258)              $1.32                               $ 1.32
      Canceled or forfeited                                    (7,674)              $1.32                               $ 1.32
                                                            ---------

      Outstanding, December 31, 1996                        1,276,526           $1.32 - $3.74         9.2 years         $ 2.21

      1997
      Granted                                               1,784,202           $6.17 - $13.69                          $ 7.29
      Exercised                                              (144,986)          $1.32 - $3.74                           $ 1.42
      Canceled or forfeited                                   (88,272)          $1.32 - $3.74                           $ 1.49
                                                            ---------

      Outstanding, December 31, 1997                        2,827,470           $1.32 - $13.69        8.9 years         $ 5.48

      1998
      Granted                                                 661,194           $9.31 - $21.86                          $12.80
      Exercised                                              (493,249)          $1.32 - $13.69                          $ 3.70
      Canceled or forfeited                                  (375,656)          $1.32 - $19.03                          $ 7.27
                                                            ---------

      Outstanding, December 31, 1998                        2,619,759           $1.32 - $21.86        8.2 years         $ 7.37
                                                            =========

       Vested and exercisable at December 31, 1996            219,974           $1.32 - $3.74                           $ 1.65
                                                            =========
       Vested and exercisable at December 31, 1997            424,896           $1.32 - $ 9.50                          $ 3.05
                                                            =========
       Vested and exercisable at December 31, 1998            569,943           $1.32 - $21.86                          $ 5.56
                                                            =========

                   MAIL-WELL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1998:

                               OPTIONS                WEIGHTED            WEIGHTED                                     WEIGHTED
                            OUTSTANDING AT             AVERAGE            AVERAGE             OPTIONS VESTED           AVERAGE
    RANGE OF                 DECEMBER 31,             REMAINING           EXERCISE            AT DECEMBER 31,          EXERCISE
EXERCISE PRICES                  1998                   LIFE               PRICE                   1998                 PRICE
---------------                  ----                   ----               -----                   ----                 -----
$ 1.32 - $ 3.74                 610,065               7.0 years            $ 2.56                 298,452               $ 2.41
$ 6.17 - $ 7.00               1,242,092               8.2 years            $ 6.64                 190,440               $ 6.65
$ 9.11 - $12.00                 614,700               9.3 years            $11.74                  28,950               $ 9.58
$13.54 - $13.69                 128,902               8.6 years            $13.68                  28,101               $13.68
$19.03 - $21.86                  24,000               9.3 years            $21.86                  24,000               $21.86
                              ---------                                                           -------
$ 1.32 - $21.86               2,619,759               8.2 years            $ 7.37                 569,943               $ 5.56
                              =========                                                           =======

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock option plans. The exercise price of the stock options is the fair value of the common stock as of the date of grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995 and, if fully adopted by the Company, would change the method for recognition of cost. Under SFAS 123, compensation expense is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation expense been determined based on the guidance in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1998, 1997 and 1996 were $6.73, $3.83 and $1.72, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

                                       DIVIDEND            EXPECTED         RISK FREE         EXPECTED
                                        YIELD             VOLATILITY      INTEREST RATE         LIFE
                                        -----             ----------      -------------         ----
      March 1, 1995 Options               0%                  33%              7.2%        5 and 6 years
      May 8, 1996 Options                 0%                  38%              6.2%              4 years
      October 1, 1996 Options             0%                  44%              6.7%        5 and 6 years
      1997 Options                        0%                  54%              5.4%              5 years
      1998 Options                        0%                  68%              4.8%              5 years

                     MAIL-WELL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The following table presents the pro forma effect of applying SFAS 123:


                                                        1998                          1997                         1996
                                               ---------------------         ---------------------         --------------------
(IN THOUSANDS, EXCEPT                             AS            PRO             AS            PRO             AS           PRO
PER SHARE AMOUNTS)                             REPORTED        FORMA         REPORTED        FORMA         REPORTED       FORMA
                                               --------        -----         --------        -----         --------       -----
Income before
  extraordinary item                           $25,841        $24,073        $34,976        $33,852        $21,158       $20,956
Extraordinary item                              (4,132)        (4,132)        (6,100)        (6,100)             -             -
Net income                                     $21,709        $19,941        $28,876        $27,752        $21,158       $20,956

Income per basic share
  before extraordinary item                    $  0.55        $  0.52        $  0.86        $  0.83        $  0.53       $  0.53
Net income per basic share                     $  0.47        $  0.43        $  0.71        $  0.68        $  0.53       $  0.53
Income per diluted share
  before extraordinary item                    $  0.53        $  0.50        $  0.82        $  0.80        $  0.52       $  0.52
Net income per diluted share                   $  0.45        $  0.41        $  0.68        $  0.66        $  0.52       $  0.52

     The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

     OTHER COMPREHENSIVE INCOME - The income tax effects allocated to and the cumulative balance of each component of other comprehensive income (loss) are as follows (in thousands):

                                                                               TAX
                                             BEGINNING      BEFORE-TAX      (BENEFIT)     NET-OF-TAX       ENDING
                                              BALANCE         AMOUNT         EXPENSE        AMOUNT        BALANCE
                                              -------         ------         -------        ------        -------
 DECEMBER 31, 1998
 Pension liability adjustment                 $   (73)       $  (120)         $ (40)       $   (80)       $  (153)
 Currency translation adjustments              (1,032)        (7,648)             -         (7,648)        (8,680)
 Unrealized loss on investments                  (115)          (199)           (76)          (123)          (238)
                                              -------        -------          -----        -------        -------
                                              $(1,220)       $(7,967)         $(116)       $(7,851)       $(9,071)
                                              =======        =======          =====        =======        =======
 DECEMBER 31, 1997
 Pension liability adjustment                 $  (110)       $    61          $  24        $    37        $   (73)
 Currency translation adjustments                (115)          (917)             -           (917)        (1,032)
 Unrealized loss on investments                   (49)          (108)           (42)           (66)          (115)
                                              -------        -------          -----        -------        -------
                                              $  (274)       $  (964)         $ (18)       $  (946)       $(1,220)
                                              =======        =======          =====        =======        =======
 DECEMBER 31, 1996
 Pension liability adjustment                 $  (211)       $   166          $  65        $   101        $  (110)
 Currency translation adjustments                 (20)           (95)             -            (95)          (115)
 Unrealized loss on investments                     -            (80)           (31)           (49)           (49)
                                              -------        -------          -----        -------        -------
                                              $  (231)       $    (9)         $  34        $   (43)       $  (274)
                                              =======        =======          =====        =======        =======

                     MAIL-WELL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   INCOME TAXES

     Taxes are based on income before income taxes and extraordinary item for the years ended December 31, as follows:

     (IN THOUSANDS)                             1998           1997           1996
                                                ----           ----           ----
     Domestic                                  $31,886        $42,677        $26,448
     Foreign                                    17,903         15,082          8,337
                                               -------        -------        -------
                                               $49,789        $57,759        $34,785
                                               =======        =======        =======

     The provision for income taxes consists of the following for the years ended December 31:

     (IN THOUSANDS)                              1998           1997           1996
                                                 ----           ----           ----
     Current:
        Federal                                 $5,550         $9,539         $2,029
        Foreign                                  5,246          3,335          2,138
        State                                      948          1,397            132
                                               -------        -------        -------
                                                11,744         14,271          4,299
     Deferred:
        Federal                                  9,492          5,298          6,968
        Foreign                                  1,792          2,651          1,475
        State                                      920            563            885
                                               -------        -------        -------
                                                12,204          8,512          9,328
                                               -------        -------        -------
        Total provision for income taxes       $23,948        $22,783        $13,627
                                               =======        =======        =======

     Components of the Company's deferred tax assets and liabilities at December 31 are as follows:

      (in thousands)                                            1998           1997
                                                                ----           ----
      Deferred tax assets:
         Alternative minimum tax credit carryforwards         $ 4,525        $ 5,541
         Net operating loss carryforwards                       3,533          1,032
         Compensation related accruals                          6,352          3,588
         Intangibles                                            3,735          3,386
         Miscellaneous accruals and reserves                    2,195          1,853
         Accounts receivable and inventories                    3,137          2,198
         Land basis differences and other                         691            675
         State tax credits                                        916             95
         Valuation allowance                                     (267)          (288)
                                                              -------        -------

      Total deferred tax assets                                24,817         18,080
                                                              -------        -------
      Deferred tax liabilities:
         Property, plant and equipment                         54,756         40,466
         Deferred financing costs                                   -             41
         Intangibles                                            5,035          3,825
         Prepaids and inventories                               1,197            489
                                                              -------        -------

      Total deferred tax liabilities                           60,988         44,821
                                                              -------        -------

      Deferred tax liability, net                             $36,171        $26,741
                                                              =======        =======


                     MAIL-WELL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                                            December 31,
                                                                 1998           1997           1996
                                                                 ----           ----           ----
      Statutory federal income tax rate                          35.0%          35.0%          34.0%
      State income tax, net of federal benefit                    3.5            3.4            3.3
      Goodwill amortization                                       3.5            1.5            1.8
      Employee stock ownership plan                               9.3            1.2            1.3
      Effect of pooled entities electing nontaxable
        status prior to the mergers                              (2.4)          (2.8)          (1.5)

      Other                                                       (.8)           1.1            0.3
                                                                 ----           ----           ----

      Effective income tax rate                                  48.1%          39.4%          39.2%
                                                                 ====           ====           ====


     At December 31, 1998, the following net federal operating loss and tax credit carryforwards are available. The Company is limited in the amounts of net operating loss carryforwards which may be used in any one year.


                                                             Operating      Expiration         Tax
      (in thousands)                                           Losses          Dates         Credits
                                                               ------          -----         -------
      Consolidated Company                                     $    -                        $2,538
      Acquired from Poser                                       7,976       2002 - 2012           -
      Acquired from GAC                                           678       2005 - 2009       1,203
      Acquired from SP                                              -                           590
      Acquired from Other                                         770       2005 - 2008         194
                                                               ------                        ------
      Total                                                    $9,424                        $4,525
                                                               ======                        ======


     Cash paid for income taxes was $23,762,000, $15,090,000 and $7,194,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  BENEFIT PLANS

     PENSION PLANS - The Company sponsors three noncontributory defined benefit pension plans under collective bargaining agreements with unions representing certain employees in the U.S. The Company also has obligations in the U.S. under a noncontributory defined benefit plan, which was curtailed in 1994. The Company sponsors four defined benefit pension plans covering certain salaried and hourly employees in Canada who have bargained for such benefits. During 1997, the Company terminated one Canada defined benefit plan. The 1996 amounts reflect the termination of the plan.

     The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as part of accumulated other comprehensive income (loss).

                     MAIL-WELL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes the funded status of the plans and the related amounts that are recognized in the consolidated balance sheets (in thousands).

                                                                      December 31,
                                                                1998              1997
                                                                ----              ----
      Change in benefit obligation:
      Benefit obligation at beginning of year                 $26,803           $26,390
      Service cost                                              1,477             1,300
      Interest cost                                             1,812             1,847
      Amendments                                                    -               177
      Actuarial gains and loss                                    837               369
      Foreign currency exchange rate changes                   (1,294)             (954)
      Benefits paid                                            (2,393)           (2,326)
      Curtailment                                                 (54)                -
                                                              -------           -------
        Benefit obligation at end of year                      27,188            26,803
                                                              -------           -------

      Change in plan assets:
      Fair value of plan assets at beginning of year           34,119            34,034
      Foreign currency exchange rate changes                   (1,822)           (1,334)
      Actual return on plan assets                              1,591             2,649
      Employer contributions                                    1,194             1,096
      Benefits paid                                            (2,393)           (2,326)
                                                              -------           -------
        Fair value of plan assets at end of year               32,689            34,119
                                                              -------           -------

      Funded status                                             5,501             7,316
      Unrecognized actuarial loss (gain)                        1,527              (155)
      Unrecognized prior service cost                             272               306
      Unrecognized transition asset                            (5,663)           (7,137)
                                                              -------           -------
        Net amount recognized                                 $ 1,637           $   330
                                                              =======           =======

     Amounts recognized in the consolidated
       balance sheet:
      Prepaid benefit cost                                    $ 2,404           $ 1,504
      Accrued benefit liability                                (1,283)           (1,490)
      Intangible asset                                            267               187
      Deferred tax asset                                           96                56
      Accumulated other comprehensive (income) loss               153                73
                                                              -------           -------
        Net amount recognized                                 $ 1,637           $   330
                                                              =======           =======


     Net pension expense for the plans included the following components (in thousands):

                                                                1998              1997        1996
                                                                ----              ----        ----
      Service cost                                            $ 1,477           $ 1,300     $ 1,113
      Interest cost on projected benefit obligation             1,812             1,847       1,179
      Expected return on plan assets                           (2,814)           (3,278)     (1,571)
      Net amortization and deferral                              (377)               31         266
                                                              -------           -------     -------
      Net periodic pension cost (income)                      $    98           $  (100)    $   987
                                                              =======           =======     =======

                     MAIL-WELL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The significant assumptions used as of December 31 in computing the net pension expense and funded status information shown above are as follows:

                                                              1998              1997        1996
                                                              ----              ----        ----
      Weighted average discount rate                      6.75 - 7.5%       7.25 - 7.5%   7 - 8.75%
      Expected long-term rate of return on assets         8.75 - 9.5%        8.7 - 9%      8.5%
      Rate of compensation increase                          2 - 4%            2 - 4%     4 - 5%

     The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,355,000 and $4,089,000, respectively, as of December 31, 1998. The aggregate accumulated benefit obligation and aggregate fair value of plans assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,057,000 and $3,035,000 , respectively, as of December 31, 1997.

     Certain other U.S. employees covered by union agreements are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to such multi-employer plans were $1,070,000, $1,877,000 and $989,000 for 1998, 1997 and 1996, respectively.
     Benefits and net asset data for these multi-employer pension plans for union employees are not available.

     401(k) PLANS - The Company has several employee savings plans which are designed to qualify under Section 401(k) of the Internal Revenue Code. All U.S. salaried and non-union hourly employees who meet the eligibility requirements are covered under one of these plans. In addition, U.S. employees covered by union agreements where these benefits have been collectively bargained are also covered by one of these plans. Each of the plans allows eligible employees to make salary reduction contributions. The provisions of certain plans include mandatory or discretionary contributions by the Company. Amounts charged to expense in connection with Company contributions were $4,119,000, $3,159,000 and $2,765,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     INCENTIVE COMPENSATION - The Company has established Incentive Compensation Plans covering full time employees and executive officers of certain subsidiaries. The amount of incentive compensation is based on the consolidated results of the Company and on the results and performance measures of various subsidiaries. Compensation expense under these plans was $5,553,000, $927,000 and $1,268,000 for the years ended
     December 31, 1998, 1997 and 1996, respectively. Prior to the mergers, certain businesses of the Commercial Printing Group maintained profit sharing plans. Aggregate compensation expense under these plans was $1,009,000 and $1,064,000 for the years ended December 31, 1997 and 1996, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN - See Note 11.

11.  RESTRUCTURING AND OTHER UNUSUAL CHARGE

     RESTRUCTURING CHARGES

     In November 1998, the Company committed to implement a restructuring program affecting the Envelopes and Commercial
     Printing segments and recorded a pre-tax provision of $15,961,000, of which $11,699,000 represents non-cash charges for asset write-offs and impairments, primarily machinery and equipment. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined based on recent comparable sales and independent quotes from the used equipment market. The remaining $4,262,000 is for severance, other termination benefits and property exit costs, including noncancelable operating leases. These charges are a result of the regionalization of the Company's U.S. Envelopes operations and reorganization of the Company's Commercial Printing operations, primarily in the Northwest. The Company also incurred $761,000 of restructuring costs relating to the relocation of personnel, equipment and inventory which under generally accepted accounting principles cannot be accrued up front as part of the Company's restructuring initiative. These costs are also included in "Restructuring and other unusual charge"

                     MAIL-WELL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 178 personnel had been terminated by the end of 1998 and the remaining terminations are expected to be completed by mid 1999.

     The following table summarizes the costs associated with the restructuring program (in thousands):

                                          Asset          Severance &   Property
                                       Write-Downs      Related Costs Exit Costs       Total
                                       -----------      ------------- ----------       -----
Envelopes
Initial reserve                          $ 8,912            $2,825      $  500        $12,237
Utilized in 1998                           8,912               433          26          9,371
                                         -------            ------      ------        -------
Balance 12/31/98                         $     -            $2,392      $  474        $ 2,866
                                         =======            ======      ======        =======


Commercial Printing
Initial reserve                          $ 2,787            $   82      $  855        $ 3,724
Utilized in 1998                           2,787                82          55          2,924
                                         -------            ------      ------        -------
Balance 12/31/98                         $     -            $    -      $  800        $   800
                                         =======            ======      ======        =======

Total
Initial reserve                          $11,699            $2,907      $1,355        $15,961
Utilized in 1998                          11,699               515          81         12,295
                                         -------            ------      ------        -------
Balance 12/31/98                         $     -            $2,392      $1,274        $ 3,666
                                         =======            ======      ======        =======


     EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     In 1994, the Company established an ESOP for certain U.S. employees. The ESOP borrowed monies from the Company to purchase 3,896,544 shares of Company common stock. These shares are held in trust and are committed to be issued to employees' accounts in the ESOP. Compensation expense under a leveraged ESOP is based on the annual average market value of shares allocated to participants; however, the tax deduction is based on the original cost of the shares. This results in rising compensation expense as the market value of the shares increases. In addition, a significant portion of the compensation expense is not deductible for tax purposes; thereby raising the Company's effective tax rate. As a result, in October 1998, the ESOP debt was extinguished and the Company committed to release all shares of stock held by the ESOP to plan participants effectively terminating the leveraged ESOP. This resulted in the commitment to issue 1.4 million previously unallocated shares at a non-cash, pre-tax cost of $12.2 million. The Company plans to replace this leveraged ESOP with a non-leveraged ESOP.

     The loan obligation of the ESOP was considered an unearned employee benefit expense and, as such, was recorded as a reduction of the Company's shareholders' equity. The Company's contributions to the ESOP were used to repay the loan principal and interest. Both the loan obligation and the unearned benefit expense were reduced by the amount of loan principal repayments made by the ESOP. Amounts charged to expense were $14,326,000 (including the $12.2 million one-time charge discussed above), $2,614,000 and $1,973,000 for the years ended December 31, 1998,
     1997 and 1996, respectively.

     At December 31, 1998 and 1997 the ESOP held the following shares of common stock:

                                                                                1998        1997
                                                                                ----        ----

      Shares allocated to participant accounts                                2,238,758   2,019,312
      Shares committed to be allocated to participant
        accounts in connection with current year contribution                 1,657,786     219,446
      Unallocated shares held for future years contributions                          -   1,657,786
                                                                              ---------   ---------
      Total                                                                   3,896,544   3,896,544
                                                                              =========   =========

                      MAIL-WELL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The fair market value of the unallocated shares of common stock held for future contributions was $31,394,000 at December 31, 1997.

12.  SEGMENT INFORMATION

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Additionally, segment information for all periods has been restated to reflect the mergers of the Commercial Printing Group as discussed in Note 2.

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Chief Operating Officer in assessing performance and deciding how to allocate resources. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead, interest (income) expense, amortization expense, gains and losses on disposal of assets or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line and consist of Envelopes, Commercial Printing, Printing for Distributors and Labels. The latter two segments were added via acquisitions in the first quarter of 1998. The Envelopes segment prints and manufactures envelopes designed to customer specifications. The Commercial Printing segment specializes in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and provides a broad range of printing and graphic arts services primarily to the advertising industry. The Printing for Distributors segment prints a diverse line of custom products addressing the business documents needs of small and medium-sized end users. The Labels segment is a leading supplier of labels to the North American food and beverage markets. Early in 1999, the Company combined the High Impact Color Printing segment with the Commercial Printing Group under one organization, now called the Commercial Printing segment. Segment information for all periods has been restated to reflect this combination. Intersegment sales from 1996 through 1998 were insignificant. Segment information as of and for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                                          DECEMBER 31,
(IN THOUSANDS)                                              1998              1997              1996
                                                            ----              ----              ----
NET SALES:
 Envelopes                                              $  795,881        $  709,531          $638,153
 Commercial Printing <Fa>                                  522,801           353,977           306,341
 Printing for Distributors <Fa>                            113,590            10,429                 -
 Labels                                                     72,414                 -                 -
                                                        ----------        ----------          --------
 Total                                                  $1,504,686        $1,073,937          $944,494
                                                        ==========        ==========          ========
OPERATING INCOME (LOSS):
 Envelopes                                              $   88,241        $   82,212          $ 68,440
 Commercial Printing <Fa>                                   34,519            20,273            15,341
 Printing for Distributors <Fa>                              8,943               532                 -
 Labels                                                      4,280                 -                 -
 Corporate <Fc>                                            (49,103)          (17,189)          (13,649)
                                                        ----------        ----------          --------
   Total                                                $   86,880        $   85,828          $ 70,132
                                                        ==========        ==========          ========

                     MAIL-WELL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                          DECEMBER 31,
(IN THOUSANDS)                                              1998              1997              1996
                                                            ----              ----              ----
IDENTIFIABLE ASSETS:
 Envelopes                                              $  674,773         $ 544,632          $398,993
 Commercial Printing <Fa>                                  421,017           221,781           208,056
 Printing for Distributors <Fa>                            106,698             5,437                 -
 Labels                                                     96,029                 -                 -
 Corporate <Fb>                                           (170,561)         (100,439)          (55,063)
                                                        ----------         ---------          --------
   Total                                                $1,127,956         $ 671,411          $551,986
                                                        ==========         =========          ========
DEPRECIATION AND AMORTIZATION:
 Envelopes                                              $   13,500         $  11,249          $ 10,594
 Commercial Printing <Fa>                                   12,231            10,254            11,183
 Printing for Distributors <Fa>                              1,830               365                 -
 Labels                                                      3,117                 -                 -
 Corporate                                                   8,962             4,505             4,172
                                                        ----------         ---------          --------
   Total                                                $   39,640         $  26,373          $ 25,949
                                                        ==========         =========          ========
CAPITAL EXPENDITURES:
 Envelopes                                              $   44,450         $  22,263          $ 13,142
 Commercial Printing <Fa>                                   33,883            12,397             8,897
 Printing for Distributors <Fa>                              3,932             2,178                 -
 Labels                                                      5,070                 -                 -
                                                        ----------         ---------          --------
   Total                                                $   87,335         $  36,838          $ 22,039
                                                        ==========         =========          ========

<Fa> As a result of the 1998 acquisition of Poser,
     the 1997 results of IPC Graphics were
     reclassified from Commercial Printing to the Printing for Distributors segment.
<Fb> Corporate identifiable assets include inter-
     company balances and adjustments for the accounts receivable securitization and certain significant operating leases. This is done to reflect the return on assets employed within each segment on a consistent basis.
<Fc> The restructuring charges discussed in Note
     11 and the merger costs related to segments, but they were not considered by the chief operating decision maker in deciding how to allocate resources and thus, have been included in the Corporate operating loss.

Geographic information as of and for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                   DECEMBER 31,
(IN THOUSANDS)                           1998           1997            1996
                                         ----           ----            ----
NET SALES:
   U.S.                               $1,350,197     $  958,644       $857,566
   Canada                                154,489        115,293         86,928
                                      ----------     ----------       --------
   Total                              $1,504,686     $1,073,937       $944,494
                                      ==========     ==========       ========
IDENTIFIABLE ASSETS:
   U.S.                               $  909,550     $  576,209       $453,209
   Canada                                218,406         95,202         98,777
                                      ----------     ----------       --------
   Total                              $1,127,956     $  671,411       $551,986
                                      ==========     ==========       ========

                     MAIL-WELL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUMMARY QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                            QUARTER ENDED
                                        12/31/98       9/30/98        6/30/98        3/31/98
                                        --------       -------        -------        -------

   Net sales                            $431,750       $404,143       $350,059       $318,734
   Gross profit                           94,217         85,622         70,427         69,047
   (Loss) income before
     extraordinary item                   (7,714)        12,723         11,299          9,533
   Extraordinary item                     (4,132)             -              -              -
   Net (loss) income                    $(11,846)      $ 12,723       $ 11,299       $  9,533
   Earnings (loss) per share - basic:
     (Loss) income per share before
       extraordinary item               $  (0.16)      $   0.27       $   0.24       $   0.22
     Extraordinary item per share          (0.09)             -              -              -
     Net (loss) income per share        $  (0.25)      $   0.27       $   0.24       $   0.22

   Earnings (loss) per share - diluted:
     (Loss) income per share before
       extraordinary item               $  (0.16)      $   0.25       $   0.22       $   0.20
     Extraordinary item per share          (0.09)             -              -              -
     Net (loss) income per share        $  (0.25)      $   0.25       $   0.22       $   0.20

                                                             QUARTER ENDED
                                        12/31/97       9/30/97        6/30/97        3/31/97
                                        --------       -------        -------        -------

   Net sales                            $291,229       $278,794       $250,474       $253,440
   Gross profit                           66,363         60,778         56,990         55,594
   Income before extraordinary item       10,429          8,820          8,875          6,852
   Extraordinary item                     (6,100)             -              -              -
   Net income                           $  4,329       $  8,820       $  8,875       $  6,852
   Earnings (loss) per share - basic:
     Income per share before
      extraordinary item                $   0.26       $   0.22       $   0.22       $   0.17
     Extraordinary item per share          (0.15)             -              -              -
     Net income per share               $   0.11       $   0.22       $   0.22       $   0.17

   Earnings (loss) per share - diluted:
     Income per share before
      extraordinary item                $   0.23       $   0.21       $   0.21       $   0.17
     Extraordinary item per share          (0.13)             -              -              -
     Net income per share               $   0.10       $   0.21       $   0.21       $   0.17

   The results for the three months ended March 31, 1998 have been restated from those previously reported on Form 10-Q to reflect the mergers discussed in Note 2.

   See Notes 5 and 11 for discussion of material items which impacted the results of the fourth quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of Shareholders.

NAME                                 AGE        POSITION                                                     DIRECTOR SINCE

Gerald F. Mahoney<F1>                55         Director, Chairman of the Board & Chief Executive Officer         1994

Paul V. Reilly                       46         Director, President & Chief Operating Officer                     1998

V. Bruce Thompson                    51         Senior Vice President, Corporate Development

Michael Zawalski                     39         Senior Vice President, Chief Financial Officer

Douglas A. Mahoney                   50         Vice President, Controller

Robert Meyer                         42         Vice President, Treasury and Tax

Roger Wertheimer                     39         Vice President, General Counsel and Secretary

Frank P. Diassi <F2>                 65         Director                                                          1993

Frank J. Hevrdejs <F2>               53         Director                                                          1993

Jerome W. Pickholz <F1><F3>          66         Director                                                          1994

William R. Thomas <F3>               70         Director                                                          1998

<F1>  Member of the Nominating Committee.
<F2>  Member of the Compensation Committee.
<F3>  Member of the Audit Committee.

    Gerald F. Mahoney has been a director, Chairman of the Board and Chief Executive Officer of the Company since February 1994. He was Chairman of the Board, President and Chief Executive Officer of Pavey Envelope and Tag Corp. from January 1991, until it became a subsidiary of the Company in February 1994. From September 1987 to September 1989, Mr. Mahoney served as President of Transkrit Corp., a business forms manufacturing company. Mr. Mahoney serves as Chairman of the Nominating Committee of the Board of Directors.

    Paul V. Reilly has been a director, President and Chief Operating Officer of the Company since January 1998. Prior to that, Mr. Reilly was Senior Vice President--Finance and Chief Financial Officer of the Company from September 1995. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of positions including Assistant Corporate Treasurer, Corporate Treasurer, Vice President and Chief Financial Officer, and General Manager of United States Operations. During 1994 and 1995, Mr. Reilly worked with Saddle River Capital, an investment banking firm which purchased and managed small businesses and as Vice President with a direct marketer of educational materials. Mr. Reilly is a Certified Public Accountant.

    V. Bruce Thompson has been Senior Vice President, Corporate
Development of the Company since August 1998. From 1994 until August 1998, Mr. Thompson was Senior Vice President, Marketing & Administration and General Counsel of Forest Oil Corporation, a publicly held exploration and production company. From 1993 to

1994, Mr. Thompson was Vice President, Legal Affairs for Mid-America Dairymen, Inc. From 1990 to 1993 he served as Chief of Staff for James
M. Inhofe, currently a U.S. Senator for Oklahoma.

    Michael Zawalski has been Senior Vice President and Chief
Financial Officer of the Company since August 1998. From 1997 to 1998, Mr. Zawalski was Chief Financial Officer of Ryder TRS, Inc. a moving and transportation business, responsible for all facets of finance including investor and bank relations. From 1996 to 1997, Mr. Zawalski was Vice President--Finance with the Coleman Company, directing worldwide planning and analysis, tax, accounting and reporting. Prior to 1996, Mr. Zawalski also held various executive positions with Quaker Oats. Mr. Zawalski, a Certified Public Accountant, began his career with Arthur Andersen & Co.

    Douglas A. Mahoney has been Vice President, Controller of the Company since July 1997. From 1991 until July 1997, Mr. Mahoney was Senior Vice President Administration and Chief Financial Officer of Quality Park Products, a manufacturer of envelopes and filing supplies which was acquired by the Company in March 1996. Prior to that, Mr. Mahoney spent ten years with Tetra Pak, the U.S. division of a worldwide packaging equipment and paperboard converter supplying the food and beverage industry, holding a variety of positions including Director of Finance, Vice President and Controller. Mr. Mahoney is a Certified Public Accountant.

    Robert Meyer has been Vice President, Treasury and Tax of the Company since October 1998. Mr. Meyer is a licensed attorney, Certified Public Accountant and Certified Financial Planner. From 1988 to 1998, Mr. Meyer was with the accounting firm of Deloitte & Touche LLP, as a Partner in their tax function.

    Roger Wertheimer has been Vice President--General Counsel and
Secretary since February 1995. Mr. Wertheimer began practicing law in 1984 and served as Corporate Counsel for PACE Membership Warehouse, Inc. from 1988 to 1994. After that, Mr. Wertheimer had a private practice from March 1994 until February 1995, when he joined the Company.

    Frank P. Diassi has been a director of the Company since its inception in November 1993. Mr. Diassi has been Chairman of Sterling Chemicals, Inc., a manufacturer of commodity chemicals, pulp chemicals, acrylic and fibers, since August 1996. He was a founding director of Arcadian Corporation, the largest nitrogen fertilizer company in North America. Mr. Diassi was formerly a Director and Chairman of the Finance Committee of Arcadian Corporation from 1989 to 1994. Mr. Diassi is a member of the Board of Directors of Fiberglass Holdings, Inc., Amerlux Corp. and Software Plus, Inc. Mr. Diassi serves as a member of the Compensation Committee of the Board of Directors.

    Frank J. Hevrdejs has been a director of the Company since its inception in November 1993. In 1982, Mr. Hevrdejs co-founded The Sterling Group, Inc., a major management buyout company. Mr. Hevrdejs is a principal and president of The Sterling Group, Inc. Additionally, he is Chairman of First Sterling Ventures, Corp., an investment company, Enduro Holdings, Inc., a structural and electrical manufacturing company, and Fiberglass Holdings, Inc., a truck accessory manufacturer. He is also a board member of Eagle U.S.A., an air-freight company and a board member of Sterling Chemicals, Inc., a petroleum chemical company. Mr. Hevrdejs serves as Chairman of the Compensation Committee of the Board of Directors.

    Jerome W. Pickholz has been a director of the Company since September 1994. From 1978 until 1994, he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 until September 1995, he served as Chairman of the Board of Ogilvy & Mather Direct Worldwide where he is now Chairman Emeritus. Since January 1, 1996, Mr. Pickholz has served as founder and Chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company. Mr. Pickholz serves as the Chairman of the Audit Committee and as a member of the Nominating Committee of the Board of Directors.

    William R. Thomas has been a director of the Company since
November 3, 1998. He has served as Chairman of the Board of Directors of Capital Southwest Corporation, a publicly-owned venture capital investment company, since July 1982 and as President of that company since 1980. In addition, Mr. Thomas has been a director of Capital Southwest Corporation since 1972 and was previously Senior Vice President from 1969 to 1980. Mr. Thomas also serves as a director of Alamo Group, Inc., Encore Wire Corporation and Palm Harbor Homes, Inc. Mr. Thomas is a member of the Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

    The sections captioned "Director Compensation", "Compensation
Committee Interlocks and Insider Participation", "Executive Compensation", "Summary Compensation Table", "Option Grants in 1998", "Aggregated Option Exercises in 1998 and Year End Option Values", "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

     Included in Part II, Item 8 of this Report.

  (a)(2) FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this Report:

                                                                       Page

Schedule I   Condensed Balance Sheets as of December 31, 1998 and 1997
               and Condensed Statements of Operations for the Years
               Ended December 31, 1998, 1997, and 1996                   59
Schedule II  Valuation and Qualifying Accounts for the Years Ended
               December 31, 1998, 1997, and 1996                         63

  (a)(3) EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
-------                   ----------------------
3(i)      Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q
             for the quarter ended June 30, 1997.
3(ii)     Bylaws of the Company - incorporated by reference from Exhibit
             3.4 of the Company's Registration Statement on Form S-1
             dated September 21, 1995.
4.1       Form of Certificate representing the Common Stock, par value
             $0.01 per share, of the Company - incorporated by
             reference from Exhibit 4.1 of the Company's Amendment
             No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-
             35561).
4.2       Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the
             Company's $152,050,000 aggregate principal amount of 5%
             Convertible Subordinated Notes due 2002--incorporated by
             reference from Exhibit 4.2 to the Company's Amendment
             No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-
             36337).
4.3       Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating
             to the Company's $152,050,000 aggregate principal amount
             of 5% Convertible Subordinated Notes due 2002 and Form
             of Convertible Note--incorporated by reference from
             Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3
             dated November 10, 1997 (Reg. No. 333-36337).
4.4 <F*>  Indenture dated as of December 16, 1998 between Mail-Well I
             Corporation ("MWI") and State Street Bank and Trust
             Company, as Trustee, relating to MWI's $300,000,000
             aggregate principal amount of 8-3/4% Senior Subordinated
             Notes due 2008.
4.5 <F*>  Form of Senior Subordinated Note.

10.1      Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from
             Exhibit 10.17 of the Company's Registration Statement on
             Form S-1 dated March 25, 1994.
10.2      Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's
             Registration Statement on Form S-1 dated March 25, 1994.
10.3      Form of M-W Corp. Employee Stock Ownership Plan effective as of
             February 23, 1994 and related Employee Stock Ownership
             Plan Trust Agreement - incorporated by reference from
             Exhibit 10.19 of the Company's Registration Statement on
             Form S-1 dated March 25, 1994.
10.4      Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's
             Registration Statement on Form S-1 dated March 25, 1994.




10.5      Company 1994 Stock Option Plan, as amended on May 7, 1997 -
             incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.6      Form of the Company Incentive Stock Option Agreement -
             incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March
             25, 1994.
10.7      Form of the Company Nonqualified Stock Option Agreement -
             incorporated by from Exhibit 10.23 of the Company's
             Registration Statement on Form S-1 dated March 25, 1994.
10.8      Purchase and Contribution Agreement dated as of November 15,
             1996 between Mail-Well I Corporation, Wisco Envelope
             Corp., Pavey Envelope and Tag Corp., Mail-Well West,
             Inc., Graphic Arts Center, Inc.,  Wisco III, L.L.C.,
             Supremex, Inc., Innova Envelope, Inc., as Sellers, and
             Mail-Well Trade Receivables Corp., as Purchaser - incorporated by reference from Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996.
10.9      Mail-Well Receivables Master Trust Pooling and Servicing
             Agreement dated as of November 15, 1996 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-
             Well I Corporation, Servicer, and Norwest Bank Colorado,
             National Association, Trustee - incorporated by reference from Exhibit 10.40 of the Company's Annual Report on
             Form 10-K for the year ended December 31, 1996.
10.10     Series 1996-1 Supplement dated as of November 15, 1996 to
             Pooling and Servicing Agreement, dated as of November
             15, 1996, by and between Mail-Well Trade Receivables
             Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as
             Trustee on behalf of the Series 1996-1
             Certificateholders-incorporated by reference from
             Exhibit 10.41 of the Company's Annual Report on Form 10-
             K for the year ended December 31, 1996.
10.11     Series 1996-1 Certificate Purchase Agreement dated as of
             November 15, 1996 among Mail-Well Trade Receivables
             Corporation, as Seller, Corporate Receivables
             Corporation, as Purchaser, Norwest Bank Colorado,
             National Association, as Trustee, and Mail-Well I
             Corporation, as Servicer-incorporated by reference from
             Exhibit 10.42 of the Company's Annual Report on Form 10-
             K for the year ended December 31, 1996.
10.12     Intercreditor Agreement dated as of November 15, 1996 by and among Citicorp North America, Inc., as Securitization
             Company Agent, Banque Paribas, New York Branch, as
             Liquidity Agent, Banque Paribas, as Credit Lenders'
             Agent, Norwest Bank Colorado, National Association, as
             Trustee, Mail-Well Trade Receivables Corporation, as
             Servicer, originator and Mail-Well Credit Borrower,
             Supremex, Inc., as the Supremex Credit Borrower and the other parties hereto-incorporated by reference from
             Exhibit 10.43 of the Company's Annual Report on Form 10-
             K for the year ended December 31, 1996.
10.13     Series 1996-1 Asset Purchase Agreement among Corporate
             Receivables Corporation, the Liquidity Providers Parties hereto, Citicorp North America, Inc., as Securitization
             Company Agent, Banque Paribas, New York Branch, as
             Liquidity Agent, and Norwest Bank Colorado, National
             Association, as trustee, dated as of November 15, 1996-incorporated by reference from Exhibit 10.44 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996.
10.14     Company 1997 Non-Qualified Stock Option Plan - incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997
10.15     1997 Non-Qualified Stock Option Agreement - incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997
10.16     Company's Allied Acquisition Non-Qualified Stock Option Plan.
10.17     Mail-Well, Inc. 1998 Incentive Stock Option Plan.
10.18     Mail-Well, Inc. 1998 Incentive Stock Option Plan Incentive
             Stock Option Agreement.
10.19     Credit Agreement dated as of March 16, 1998 among Mail-Well I
             Corporation, certain Guarantors, Bank of America
             National Trust and Savings Association, as Agent and other financial institutions party thereto.
10.20     Credit Agreement dated as of March 16, 1998 among Supremex
             Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto.




10.21     Participation Agreement dated as of December 15, 1997 among
             Mail-Well I Corporation, Keybank National Association,
             as Trustee and other financial institutions party
             thereto.
10.22     Equipment Lease dated as of December 15, 1997 among Mail-Well I
             Corporation, Keybank National Association, as Trustee
             and other financial institutions party thereto.
10.23     Guaranty Agreement dated as of December 15, 1997 among Mail-
             Well, Inc., Graphic Arts Center, Inc., Griffin Envelope
             Inc., Murray Envelope Corporation, Shepard Poorman
             Communications Corporation, Wisco Envelope Corp., Wisco
             II, LLC, Wisco III, LLC, Mail-Well I Corporation,
             Keybank National Association, as Trustee and other
             financial institutions party thereto.
10.24     Stock Purchase Agreement dated as of December 15, 1997 among
             Mail-Well I Corporation and Poser Business Forms, Inc.
             and other Selling Shareholders party thereto,
             incorporated by reference from the Company's report on
             Form 8-K dated January 6, 1998.
10.25     Asset Purchase Agreement dated as of January 31, 1998 among
             Lawson Mardon Packaging USA, Inc (USA), incorporated by
             reference from the Company's report on Form 8-K dated
             March 10, 1998.
10.26     Asset Purchase Agreement dated as of January 31, 1998 among
             3014597 Nova Scotia Company and Lawson Mardon Packaging
             Inc. (Canada), incorporated by reference from the
             Company's report on Form 8-K dated March 10, 1998.
10.27<F*> Purchase Agreement dated December 11, 1998, between MWI and
             Donaldson, Lufkin & Jenrette Securities Corporation,
             Prudential Securities, Incorporated, Bear, Stearns &
             Co., Inc. and Hanifen, Imhoff Inc., as Initial
             Purchasers, relating to MWI's $300,000,000 aggregate
             principal amount of 8-3/4% Senior subordinated Notes due
             2008.
10.28<F*> Registration Rights Agreement dated December 16, 1998 by and among MWI and Donaldson, Lufkin & Jenrette Securities
             Corporation, Prudential Securities, Incorporated, Bear,
             Stearns & Co., Inc. and Hanifen, Imhoff Inc., as Initial
             Purchasers, relating to MWI's $300,000,000 aggregate
             principal amount of 8-3/4% Senior subordinated Notes due
             2008.
21   <F*> Subsidiaries of the Registrant.
23.1 <F*> Consent of Deloitte & Touche LLP.
23.2 <F*> Consent of Rubin, Brown, Gornstein & Co., LLP.
24   <F*> Powers of Attorney (reference is made to the signature page hereof).
27.1 <F*> Financial Data Schedule for year ended December 31, 1998.
27.2 <F*> Financial Data Schedule for year ended December 31, 1997.
27.3 <F*> Financial Data Schedule for year ended December 31, 1996.

_____________
<F*>  Filed herewith.

(b)     REPORTS ON FORM 8-K

        A report on Form 8-K was filed on December 1, 1998, regarding an extraordinary charge taken by the Company in the fourth quarter due to the restructuring of the Company's envelope and commercial printing operations and the termination of the Company's leveraged ESOP.

        A report on Form 8-K was filed on December 14, 1998 regarding the Company's issuance and sale of the Mail-Well I Corporation 8 3/4% Senior Subordinated Notes due 2008.

MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)                       SCHEDULE I
CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------
ASSETS                                                                    DECEMBER 31,
                                                                  1998                    1997
                                                                  ----                    ----
CURRENT ASSETS
   Cash                                                         $      -                $    256
   Other current assets                                              116                     129
   Receivable from subsidiary                                      1,256                       -
   Note receivable from Mail-Well I Corporation                  147,436                 147,436
                                                                --------                --------
        Total current assets                                     148,808                 147,821
INVESTMENT IN SUBSIDIARY                                         299,960                 172,167

INTANGIBLE ASSETS (net of accumulated amortization
 of $1,109 and $150)                                               3,902                   4,772

OTHER ASSETS                                                           -                     155
                                                                --------                --------

TOTAL                                                           $452,670                $324,915
                                                                ========                ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Payable to subsidiary                                        $      -                $    542
   Accrued interest                                                1,245                     634
                                                                --------                --------
        Total current liabilities                                  1,245                   1,176



CONVERTIBLE SUBORDINATED NOTES                                   152,050                 152,050
                                                                --------                --------
        Total liabilities                                        153,295                 153,226


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                             299,375                 171,689
                                                                --------                --------
TOTAL                                                           $452,670                $324,915
                                                                ========                ========

See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)             SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    1998           1997          1996
                                                    ----           ----          ----
OTHER OPERATING COSTS
   Administrative                                 $   168        $   172       $   109
   Amortization                                       959             97            19
                                                  -------        -------       -------
      Total other operating costs                   1,127            269           128
                                                  -------        -------       -------

OPERATING LOSS                                     (1,127)          (269)         (128)

OTHER (INCOME) EXPENSE
   Interest expense-debt                            7,833            634             -
   Interest income from subsidiary                 (8,846)             -             -
   Other income                                        (7)            (4)           (1)
                                                  -------        -------       -------
LOSS BEFORE INCOME TAXES                             (107)          (899)         (127)
                                                  -------        -------       -------

PROVISION FOR INCOME TAXES
   Current                                              -              -             -
   Deferred                                             -              -             1
                                                  -------        -------       -------

LOSS BEFORE EQUITY IN
   UNDISTRIBUTED EARNINGS OF SUBSIDIARY              (107)          (899)         (128)

EQUITY IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARY                                   21,816         29,775        21,286
                                                  -------        -------       -------

NET INCOME                                        $21,709        $28,876       $21,158
                                                  =======        =======       =======


See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL SUPPLEMENTAL STATEMENTS)                                      SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                           1998           1997           1996
                                                                           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $  21,709      $  28,876       $ 21,158
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Equity in undistributed earnings of subsidiary                         (21,816)       (29,775)       (21,286)
   Amortization                                                               959             97             19
   Deferred tax provision                                                       -              -              1
   Changes in operating assets and liabilities, net of effects of acquired businesses:
    Other working capital                                                     624            676            223
    Other assets                                                              155            (26)          (129)
                                                                        ---------      ---------       --------
      Net cash provided by (used in) operating activities                   1,631           (152)           (14)
                                                                        ---------      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary                                               (101,304)             -              -
  Other activity with subsidiary, net                                      (1,887)           252              -
  Issuance of note receivable from subsidiary                                   -       (147,436)             -
                                                                        ---------      ---------       --------

      Net cash used in investing activities                              (103,191)      (147,184)             -

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from common stock issuance                                 101,304            201             40
  Proceeds from issuance of convertible subordinated notes                      -        147,346              -
                                                                        ---------      ---------       --------
      Net cash provided by financing activities                           101,304        147,547             40
                                                                        ---------      ---------       --------

NET CHANGE IN CASH                                                           (256)           211             26
BALANCE AT BEGINNING OF YEAR                                                  256             45             19
                                                                        ---------      ---------       --------

BALANCE AT END OF YEAR                                                  $       -      $     256       $     45
                                                                        =========      =========       ========

Stock issued for acquisitions                                           $   8,780      $   1,000       $      -


See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)     SCHEDULE I
CONDENSED SUPPLEMENTAL FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The financial statements of Mail-Well, Inc. (the "Company") reflect the investment in Mail-Well I Corporation ("M-W Corp."), a wholly-owned subsidiary, using the equity method.

     INCOME TAXES - The provision for income taxes is based on income recognized for financial statement purposes. Deferred income taxes are recognized for the effects of temporary differences between such income and that recognized for income tax purposes. The Company files a consolidated U.S. income tax return with M-W Corp.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

2.   CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the Consolidated Financial Statements and related Notes of Mail-Well, Inc. and Subsidiaries included elsewhere herein for additional information.

3.   MERGERS

     Effective May 30, 1998, the Company completed its mergers with several commercial printing businesses. Reference is made to Note 2 to the consolidated Financial Statements. Pursuant to the merger agreements, each of the Commercial Printing Group businesses was merged with a subsidiary of the Company in exchange for shares of the Company's common stock. Each of the mergers has been accounted for under the pooling of interests method and, accordingly, these parent-only financial statements have been restated to include the investment in the merged businesses.

4.   NOTES RECEIVABLE

     During 1997, the Company loaned M-W Corp. $147,436,000 which is payable on demand and earns interest at 6% payable annually. The note is unsecured and is subordinate in right of payment to any and all other existing and future indebtedness of the Company.

5.   DEBT AND GUARANTEES

     Information on the debt of the Company is disclosed in Note 5 of the Notes to Consolidated Financial Statements of Mail-Well, Inc. and Subsidiaries included elsewhere herein. The Company has guaranteed all debt of M-W Corp. ($439.4 million outstanding at December 31, 1998, including current maturities) and certain other obligations arising in the ordinary course of business. The aggregate amounts of M-W Corp.'s debt maturities for the five years following 1998 are: 1999 - $8,036,000; 2000 - $13,566,000;
     2001 - $7,366,000; 2002 - $7,981,000; 2003 - $98,096,000; and
     $304,368,000 thereafter.

6.   DIVIDENDS RECEIVED

     No dividends have been received from M-W Corp. since the Company's inception. M-W Corp.'s ability to declare dividends to the Company is restricted by the terms of its bank credit agreements and the indenture relating to M-W Corp.'s Senior Subordinated Notes.


* * * * *

MAIL-WELL, INC. AND SUBSIDIARIES                                   SCHEDULE II
SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS  <F1>
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS)

                                         FOR THE YEAR ENDED DECEMBER 31,
                                     1998              1997              1996
                                     ----              ----              ----
Balance at beginning of year       $ 3,795           $ 3,734           $ 2,671
Charged to costs and expenses        3,425             1,454             2,590
Charged to other accounts <F2>       3,065 <F3>          909 <F4>        1,236 <F5>
Deductions <F6>                     (3,558)           (2,302)           (2,763)
                                   -------           -------           -------
Balance at end of year             $ 6,727           $ 3,795           $ 3,734
                                   =======           =======           =======


<F1> Schedule has been restated to reflect the mergers of the
     Commercial Printing Group companies (see Note 2 to the consolidated financial statements included elsewhere herein) accounted for under the pooling of interests method.
<F2> Recoveries of accounts previously written off.
<F3> Includes the beginning balances of ($2,910) of the allowance for doubtful accounts for the companies acquired in 1998.
<F4> Includes the beginning balances ($643) of the allowance for doubtful accounts for the companies acquired in 1997.
<F5> Includes the beginning balances ($801) of the allowance for doubtful accounts for the companies acquired in 1996.
<F6> Accounts written off.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on February 26, 1999.


                                 MAIL-WELL,  INC.



                                 By: /s/ Gerald F. Mahoney
                                     ---------------------------------
                                     Gerald F. Mahoney, Chief
                                     Executive Officer


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

Signature                              Title                                  Date
---------                              -----                                  ----

/s/ Gerald F. Mahoney                  Chairman of the Board/                 February 26, 1999
-----------------------                Chief Executive Officer/Director
Gerald F. Mahoney


/s/ Paul V. Reilly                     President, Chief Operating Officer     February 26, 1999
-----------------------                and Director
Paul V. Reilly


/s/ Michael Zawalski                   Senior Vice President,                 February 26, 1999
-----------------------                Chief Financial Officer
Michael Zawalski


/s/ Frank P. Diassi                    Director                               February 26, 1999
-----------------------
Frank P. Diassi

/s/ Frank J. Hevrdejs                  Director                               February 26, 1999
-----------------------
Frank J. Hevrdejs


/s/ Jerome W. Pickholz                 Director                               February 26, 1999
-----------------------
Jerome W. Pickholz


/s/ William R. Thomas                  Director                               February 26, 1999
-----------------------
William R. Thomas