Form 10-Q
period 1999-03-31
MAIL WELL INC
filed 1999-05-13
CIK 920321

========================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

       /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999


                   Commission file number 1-12551


                           MAIL-WELL, INC.
       (Exact name of Registrant as specified in its charter.)


                COLORADO                     84-1250533
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)


       23 Inverness Way East, Suite 160, Englewood, CO  80112
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

                           Yes  /X/  No  / /

   As of April 30, 1999, the Registrant had 48,938,291 shares of Common Stock, $0.01 par value, outstanding.

========================================================================

                  MAIL-WELL, INC. AND SUBSIDIARIES

                         TABLE OF CONTENTS

-------------------------------------------------------------------------

                                                                     PAGE
                                                                     ----
Part I -            FINANCIAL INFORMATION
           Item 1.  Financial Statements                                3
           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations              13
           Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                      18

Part II -           OTHER INFORMATION
           Item 6.  Exhibits and Reports on Form 8-K                   19

Signature Page                                                         22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             MAIL-WELL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)
                                                               MARCH 31, 1999    DECEMBER 31, 1998
                                                               --------------    -----------------
                                                                 (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                     $    2,301        $    1,375
   Receivables, net                                                 149,046           130,523
   Investment in accounts receivable securitization                  14,848            47,069
   Accounts receivable -- other                                       8,935            12,686
   Income tax receivable                                              2,118            10,715
   Inventories, net                                                 116,530           114,131
   Other current assets                                              16,813            19,351
                                                                 ----------        ----------
     Total current assets                                           310,591           335,850
PROPERTY, PLANT AND EQUIPMENT, NET                                  462,525           437,732
EQUITY INVESTMENT                                                    22,725                 -
GOODWILL, NET                                                       350,872           322,149
OTHER ASSETS, NET                                                    28,903            32,225
                                                                 ----------        ----------
TOTAL                                                            $1,175,616        $1,127,956
                                                                 ==========        ==========


CURRENT LIABILITIES
   Accounts payable                                              $   97,338        $   87,023
   Accrued compensation and vacation                                 45,970            41,401
   Other current liabilities                                         53,894            47,192
   Current portion of long-term debt and capital leases               9,865             8,036
                                                                 ----------        ----------
     Total current liabilities                                      207,067           183,652
LONG-TERM DEBT AND CAPITAL LEASES                                   582,268           583,427
DEFERRED INCOME TAXES                                                50,809            47,534
OTHER LONG-TERM LIABILITIES                                          14,139            10,468
                                                                 ----------        ----------
     Total liabilities                                              854,283           825,081
                                                                 ----------        ----------

MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY                   3,500             3,500
                                                                 ----------        ----------

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 25,000 shares authorized,
     none issued and outstanding                                          -                 -
   Common stock, $0.01 par value; 100,000,000 shares authorized,
     48,885,298 and 48,846,904 shares issued and outstanding,
     respectively (including 3,896,544 shares held by ESOP)             489               488
   Paid-in capital                                                  217,342           217,218
   Retained earnings                                                105,512            90,740
   Accumulated other comprehensive income (loss)                     (5,510)           (9,071)
                                                                 ----------        ----------
     Total shareholders' equity                                     317,833           299,375
                                                                 ----------        ----------
TOTAL                                                            $1,175,616        $1,127,956
                                                                 ==========        ==========

                See notes to unaudited consolidated financial statements.

                            MAIL-WELL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                            MARCH 31,
                                                                            ---------
                                                                     1999              1998
                                                                     ----              ----
NET SALES                                                          $440,417          $318,734

COST OF SALES                                                       340,752           249,687
                                                                   --------          --------

GROSS PROFIT                                                         99,665            69,047

OTHER OPERATING COSTS

   Selling, administrative and other                                 62,037            43,270

   Merger costs                                                           -             2,231
                                                                   --------          --------

     Total other operating costs                                     62,037            45,501
                                                                   --------          --------

OPERATING INCOME                                                     37,628            23,546

OTHER (INCOME) EXPENSE

   Interest expense                                                  12,767             7,390

   Other (income) expense                                              (176)             (603)
                                                                   --------          --------

INCOME BEFORE INCOME TAXES                                           25,037            16,759

PROVISION FOR INCOME TAXES                                           10,265             7,226
                                                                   --------          --------

NET INCOME                                                         $ 14,772          $  9,533
                                                                   ========          ========


EARNINGS PER SHARE - BASIC                                         $   0.30          $   0.22

EARNINGS PER SHARE - DILUTED                                       $   0.28          $   0.20

WEIGHTED AVERAGE SHARES - BASIC                                      48,864            43,515

WEIGHTED AVERAGE SHARES - DILUTED                                    58,260            53,717


                See notes to unaudited consolidated financial statements.

                        MAIL-WELL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                           MARCH 31,
                                                                           ---------

                                                                      1999             1998
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $ 14,772         $   9,533
   Adjustments to reconcile net income to cash provided by
    operations
     Depreciation and amortization                                   12,705             8,355
     Deferred income taxes                                            2,874             2,495
     Other                                                            1,007               137
   Changes in operating assets and liabilities, net of effects of acquired businesses:
     Receivables                                                     (9,929)          (13,612)
     Inventories                                                       (536)           (4,954)
     Accounts payable                                                 9,880             4,906
     All other assets and other liabilities                          22,408            12,481
                                                                   --------         ---------
       Net cash provided by operating activities                     53,181            19,341
                                                                   --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired                          (46,491)         (140,927)
   Equity investment                                                (22,726)                -
   Capital expenditures                                             (21,907)          (14,011)
   Other investing activities                                           916               500
                                                                   --------         ---------
       Net cash used in investing activities                        (90,208)         (154,438)
                                                                   --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes due to accounts receivable securitization, net            32,443           (20,279)
   Net proceeds from common stock issuance                              124            92,005
   Proceeds from long-term debt                                     101,376            97,388
   Repayments of long-term debt and capital leases                  (96,505)          (61,392)
   Other financing activities                                          (558)           (1,239)
                                                                   --------         ---------

       Net cash provided by financing activities                     36,880           106,483
                                                                   --------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               1,073               702
                                                                   --------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 926           (27,912)
BALANCE AT BEGINNING OF PERIOD                                        1,375            40,911
                                                                   --------         ---------

BALANCE AT END OF PERIOD                                           $  2,301         $  12,999
                                                                   ========         =========

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

     PRINCIPLES OF CONSOLIDATION -- The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange (ticker: MWL). These financial statements include the accounts of the Company and its majority owned subsidiaries. The equity investment in Porter Chadburn plc is accounted for on the equity method since control does not exist and we own 29.9% as of March 31, 1999. See Note 3 for further discussion. All significant intercompany accounts and transactions have been eliminated.

     INTERIM FINANCIAL INFORMATION -- The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the Company's fiscal year ending December 31, 1999. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the three months ended March 31, 1999 and 1998.

     INVENTORIES-- Detail of inventories, in thousands:

                                                   MARCH 31, 1999     DECEMBER 31, 1998
                                                   --------------     -----------------
     Raw materials                                    $ 46,471            $ 45,720
     Work in process                                    22,552              22,089
     Finished goods                                     51,228              49,256
     Reserve for obsolescence, loss and other           (3,721)             (2,934)
                                                      --------            --------
                                                      $116,530            $114,131
                                                      ========            ========

     SHAREHOLDERS' EQUITY--The change in Common Stock and Paid-in
Capital is caused by the exercise of stock options. The change in Retained Earnings is net income. See "Other Comprehensive Income" for an explanation of the change in those accounts.

     OTHER COMPREHENSIVE INCOME -- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was adopted January 1, 1998. This statement requires reporting of changes in shareholders' equity that do not result directly from transactions with share owners. A summary of comprehensive income follows:

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                  MARCH 31, 1999        MARCH 31, 1998
                                                  --------------        --------------
     (in thousands)

     Net income                                       $14,772               $9,533
     Currency translation adjustments, net              3,527                  302
     Unrealized loss on investments, net                   34                 (132)
                                                      -------               ------
     Comprehensive income                             $18,333               $9,703
                                                      =======               ======

     EARNINGS PER SHARE -- In June 1998 the Company's common stock split 2:1; all share and per share information has been retroactively restated to reflect these splits. The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.

                                                                                     INCOME            SHARES          PER-SHARE
                                                                                   (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                                   -----------      -------------        ------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     FOR THE THREE MONTHS ENDED MARCH 31, 1999
        EARNINGS PER SHARE - BASIC
        Income available to common shareholders                                      $14,772            48,864            $0.30
                                                                                                                          =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                                                                      -             1,173
        Convertible Subordinated Notes                                                 1,313             8,003
        Other                                                                              -               220
                                                                                     -------            ------
        EARNINGS PER SHARE - DILUTED
        Income available to common shareholders including
           assumed conversions                                                       $16,085            58,260            $0.28
                                                                                     =======            ======            =====

     FOR THE THREE MONTHS ENDED MARCH 31, 1998
        EARNINGS PER SHARE - BASIC
        Income available to common shareholders                                      $ 9,533            43,515            $0.22
                                                                                                                          =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                                                                      -             1,954
        Convertible Subordinated Notes                                                 1,083             8,003
        Other                                                                              -               245
                                                                                     -------            ------
        EARNINGS PER SHARE - DILUTED
        Income available to common shareholders including
           assumed conversions                                                       $10,616            53,717            $0.20
                                                                                     =======            ======            =====


     NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement, which will be effective beginning the year 2000, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. The Company has minimal hedging and derivative activity, but it has not determined the impact of this statement on its operations and financial position.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the Company expensed all internal use software related internal costs as incurred. The effect of adopting the SOP was immaterial to the quarter ended March 31, 1999 and is not expected to have a material impact on earnings going forward.

     RECLASSIFICATION -- Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.   MERGERS WITH COMMERCIAL PRINTING COMPANIES

     Effective May 30, 1998, the Company completed its mergers with seven commercial printing companies through the exchange of common stock, which had a market value of $21.965 per share, as shown in the table below:

                                                                        SHARES OF MAIL-WELL
     OPERATING COMPANY NAME                                            COMMON STOCK EXCHANGED
     ----------------------                                            ----------------------
     Color Art, Inc. ("Color Art")                                           2,351,951
     Accu-color, Inc. ("Accu-color")                                           622,391
     Industrial Printing Company ("Industrial Printing")                       570,161
     IPC Graphics, Inc. ("IPC Graphics")                                       325,973
     United Lithograph, Inc. ("United Lithograph")                             519,568
     French Bray, Inc. ("French Bray")                                         538,040
     Clarke Printing, Co. ("Clarke Printing")                                  437,984

     The consolidated financial statements give retroactive effect to the mergers, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated balance sheets reflect the accounts of the Company as if the additional common stock had been issued during all periods presented.

     The companies listed above are hereafter collectively referred to as the Commercial Printing Group.

     Each of the mergers was negotiated and consummated as separate transactions and the separate mergers were not contingent upon each other. Except for French Bray and Clarke Printing, all of the above entities had elected Subchapter S corporation treatment for U.S. federal income tax purposes and, accordingly, did not pay U.S. federal income taxes. Subsequent to May 30, 1998, these companies were included in Mail-Well's consolidated U.S. federal income tax return. In connection with the mergers, the Company also issued common stock to acquire the net assets (including the assumption of the debt associated with such assets) of certain related real estate ventures owned by shareholders of the commercial printing companies. The shares of the Company's common stock exchanged for real estate assets are included with the shares exchanged for the respective operating company in the table above. The results of operations and financial conditions of the real estate assets are reflected in the restated consolidated financial statements with significant intercompany transactions and balances eliminated. The mergers with the real estate entities have been accounted for as taxable business combinations and the recognizable tax benefits attributable to the increase in tax basis were allocated to additional paid-in capital.

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

     Net sales and net income of the separate companies for the periods preceding the mergers were as follows:

                                                                                                                    UNAUDITED
                                                                                                 UNAUDITED          PRO FORMA
                                                                                  NET            PRO FORMA           DILUTED
                                                                NET              INCOME          NET INCOME          EARNINGS
                                                               SALES           (LOSS)<F1>        (LOSS)<F2>         PER SHARE
                                                               -----           ----------        ----------         ---------
                                                                           (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
QUARTER ENDED MARCH 31, 1998
   Mail-Well, Inc. as previously reported $                  $274,705            $9,510            $9,510

      Color Art                                                18,199              (173)             (481)
      Accu-Color                                                3,036               215                47
      Industrial Printing                                       5,690               219                63
      IPC Graphics                                              2,960                45               (19)
      United Lithograph                                         5,532               (91)             (170)
      French Bray                                               5,756              (258)             (258)
      Clarke Printing                                           2,856                66                66
                                                             --------            ------            ------
      Pooled entities                                          44,029                23              (752)
                                                             --------            ------            ------
                                                             $318,734            $9,533            $8,758             $0.18
                                                             ========            ======            ======             =====

<F1> Income (loss) includes aggregate merger expenses of the Commercial
     Printing Group totaling $2.2 million in the first quarter of 1998. These costs consist primarily of investment banking, legal and accounting fees.

<F2> Unaudited pro forma net income reflects adjustments to net income to record an estimated provision for income taxes for each period presented assuming Color Art, Accu-color, Industrial Printing, IPC Graphics and United Lithograph were tax paying entities.

3.   ACQUISITIONS

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

     Certain purchase agreements require the payment of additional consideration in the form of cash payments if specific operating performance criteria are met. Any subsequent payment will be allocated to goodwill. In addition, purchase price allocation to inventory and property, plant and equipment for certain acquisitions have not been finalized. Therefore, the amount of goodwill could be adjusted within one year of the purchase.

     On March 17, 1999, the Company commenced a formal tender offer to purchase all of the shares of Porter Chadburn plc, a label manufacturing company based in England with a substantial portion of its operations in the United States, for a price of approximately $.63 per share (38.5 pence) in cash. The total value of the offer, including the assumption of debt and transaction costs will be approximately $102.5 million. Porter Chadburn earned $8.7 million (pre-tax) on sales of $126.2 million for its fiscal year ended March 27, 1998. For the six months ended September 25, 1998, Porter Chadburn earned $4.5 million (pre-tax) on sales of $62.7 million. (All U.S. dollar amounts are based upon an exchange rate for British pounds of $1.642).

     As of March 18, 1999, the Company had acquired on the open market 29.9% of the outstanding shares of Porter Chadburn. These costs have been recorded as an equity investment as of March 31, 1999. For the quarter ended March 31, 1999, the Company recorded $70,000 of income in Other Income (Expense) related to its portion of the earnings of Porter Chadburn, net of amortization of the differential between cost and book value of the investment. As of May 12, 1999, the Company owned in excess of 90% of the outstanding shares of Porter Chadburn, and expects to complete the acquisition in the second quarter.

4.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt consists of the following (in thousands):

                                                                INTEREST RATE AT
                                                                 MARCH 31, 1999         MARCH 31, 1999       DECEMBER 31, 1998
                                                                 --------------         --------------       -----------------
          Bank Borrowings:
             Unsecured loan, due June 9, 2003                         6.88%                $ 24,795              $ 25,461
             Unsecured revolving loan facility, due
               March 31, 2003                                         5.88%                  97,000                93,000
          Senior Subordinated Notes, due 2008                         8.75%                 300,000               300,000
          Convertible Subordinated Notes, due 2002                    5.00%                 152,050               152,050
          Other                                                                              18,288                20,952
                                                                                           --------              --------
                                                                                            592,133               591,463
          Less current maturities                                                            (9,865)               (8,036)
                                                                                           --------              --------
          Long-term debt and capital leases                                                $582,268              $583,427
                                                                                           ========              ========

5.   RESTRUCTURING CHARGES

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


     The Company also incurred $499,000 of restructuring costs for the quarter ended March 31, 1999 relating to the relocation of personnel, equipment and inventory which under generally accepted accounting principles could not be previously accrued for as part of the Company's previously announced restructuring initiative. These costs are also included in "Selling, administrative and other" in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 208 personnel had been terminated as of March 31, 1999 and the remaining terminations are expected to be completed by mid 1999.

The following table summarizes the costs associated with the restructuring program (in thousands):

                                                               ASSET         SEVERANCE &         PROPERTY
                                                            WRITE-DOWNS     RELATED COSTS       EXIT COSTS         TOTAL
                                                            -----------     -------------       ----------         -----
     ENVELOPES
     Initial reserve                                         $ 8,912            $2,825            $  500          $12,237
     Utilized in 1998                                          8,912               433                26            9,371
                                                             -------            ------            ------          -------
     Balance at 12/31/98                                           -             2,392               474            2,866
     Utilized in 1999                                              -               469                45              514
                                                             -------            ------            ------          -------
     Balance 3/31/99                                         $     -            $1,923            $  429          $ 2,352
                                                             =======            ======            ======          =======

     COMMERCIAL PRINTING

     Initial reserve                                         $ 2,787            $   82            $  855          $ 3,724
     Utilized in 1998                                          2,787                82                55            2,924
                                                             -------            ------            ------          -------
     Balance 12/31/98                                              -                 -               800              800
     Utilized in 1999                                              -                 -               146              146
                                                             -------            ------            ------          -------
     Balance 3/31/99                                         $     -            $    -            $  654          $   654
                                                             =======            ======            ======          =======

     TOTAL
     Initial reserve                                         $11,699            $2,907            $1,355          $15,961
     Utilized in 1998                                         11,699               515                81           12,295
                                                             -------            ------            ------          -------
     Balance 12/31/98                                              -             2,392             1,274            3,666
     Utilized in 1999                                              -               469               191              660
                                                             -------            ------            ------          -------
     Balance 3/31/99                                         $     -            $1,923            $1,083          $ 3,006
                                                             =======            ======            ======          =======

6.   SEGMENT INFORMATION

     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Additionally, segment information for all periods has been restated to reflect the mergers of the Commercial Printing Group as discussed in Note 2.

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

     Operating segments of the Company are defined primarily by product line and consist of Commercial Printing, Envelopes, Printing for Distributors and Labels. The latter two segments were added via acquisitions in the first quarter of 1998. The Envelopes segment prints and manufactures envelopes designed to customer specifications. The Commercial Printing segment specializes in printing advertising literature, high-end catalogs, annual reports, calendars and other materials and provides a broad range of printing and graphic arts services primarily to the advertising industry. The Printing for Distributors segment prints a diverse line of custom products addressing the business documents needs of small and medium-sized end users. The Labels segment is a leading supplier of labels to the North American food and beverage markets.

     Early in 1999, the Company combined the High Impact Color Printing segment with the Commercial Printing Group under one organization, now called the Commercial Printing segment. In addition, Mail-Well Graphics was reclassified from Envelopes to Commercial Printing since the 1998 Form 10-K. Segment information for all periods has been restated to reflect these changes. Segment information as of and for the three months ended March 31, 1999 and 1998 is presented below:


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 1999             1998
                                                                                 ----             ----
NET SALES:

   Commercial Printing                                                       $  183,799        $   99,493
   Envelopes                                                                    198,875           190,659
   Printing for Distributors                                                     32,876            24,557
   Labels                                                                        24,867             4,025
                                                                             ----------        ----------
Total                                                                        $  440,417        $  318,734
                                                                             ----------        ----------


OPERATING INCOME (LOSS):
   Commercial Printing                                                       $   13,913        $    5,753
   Envelopes                                                                     25,117            21,484
   Printing for Distributors                                                      2,757             1,701
   Labels                                                                         1,681               263
   Corporate                                                                     (5,840)           (5,655)
                                                                             ----------        ----------
Total                                                                        $   37,628        $   23,546
                                                                             ----------        ----------

DEPRECIATION AND AMORTIZATION:
   Commercial Printing                                                       $    5,076        $    3,880
   Envelopes                                                                      3,796             3,449
   Printing for Distributors                                                        531               245
   Labels                                                                         1,123               161
   Corporate                                                                      1,676               522
                                                                             ----------        ----------
Total                                                                        $   12,202        $    8,257
                                                                             ----------        ----------

                                                                               March 31,       December 31,
                                                                                 1999             1998
                                                                                 ----             ----
IDENTIFIABLE ASSETS:
   Commercial Printing                                                       $  551,751        $  495,918
   Envelopes                                                                    511,933           500,355
   Printing for Distributors                                                     98,889            98,610
   Labels                                                                        97,727            93,188
   Corporate                                                                    (84,684)          (60,115)
                                                                             ----------        ----------
Total assets                                                                 $1,175,616        $1,127,956
                                                                             ----------        ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following should be read in conjunction with the consolidated historical financial statements and related notes of Mail-Well, Inc. and its subsidiaries (the "Company") included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to the following:

     *  product demand and sales growth rate
     *  ability to obtain assumed productivity savings
     *  quality controls
     * availability of acquisition opportunities and their related costs
     * cost savings due to integration and synergies associated with acquisitions
     * ability to obtain additional financing and bank debt restructuring
     *  interest rates
     *  foreign currency exchange rates
     *  paper and raw material costs
     *  waste paper prices
     *  ability to pass through paper costs to customers
     *  postage rates
     *  changes in the direct mail industry
     *  competition
     *  ability to develop new products
     *  labor costs
     *  labor relations
     *  advertising costs

This entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

OVERVIEW, HISTORICAL FINANCIAL DATA BY SEGMENT (IN THOUSANDS)
                                                                                 QUARTER ENDED MARCH 31,
                                                                                 -----------------------
                                                                                 1999              1998
                                                                                 ----              ----
Net sales
   Commercial Printing                                                         $183,799          $ 99,493
   Envelopes                                                                    198,875           190,659
   Printing for Distributors                                                     32,876            24,557
   Labels                                                                        24,867             4,025
                                                                               --------          --------
Total net sales                                                                 440,417           318,734
                                                                               --------          --------
Operating income
   Commercial Printing                                                           13,913             5,753
   Envelopes                                                                     25,117            21,484
   Printing for Distributors                                                      2,757             1,701
   Labels                                                                         1,681               263
   Corporate                                                                     (5,840)           (3,424)
   Merger costs                                                                       -            (2,231)
                                                                               --------          --------
Total operating income                                                           37,628            23,546
Interest expense                                                                (12,767)           (7,390)
Other income (expense)                                                              176               603
Income tax expense                                                              (10,265)           (7,226)
                                                                               --------          --------
Net income                                                                     $ 14,772          $  9,533
                                                                               ========          ========

                                13

     Net sales for 1999 increased 38.2% to $440.4 million compared to net sales of $318.7 million for 1998. This increase in net sales was attributable to sales from companies acquired during 1999, a full quarter of sales from companies acquired during 1998 and internal growth in each segment, offset by declines in the Canadian exchange rate. Gross profit of $99.7 million for 1999 represents a 44.3% increase over 1998. Expressed as a percent of net sales, gross profit increased by .9% to 22.6% for 1999 compared to 21.7% for 1998 primarily due to the Company's productivity improvements, the impact of purchasing programs and benefits from restructuring initiatives. Expressed as a percent of net sales, selling, administrative and other expense decreased 0.2% to 14.1% in 1999 from 14.3% in 1998 due to efficiency improvements as a result of the assimilation of acquisitions. Operating income increased 59.8% from 1998.

     Earnings for 1999 increased 55.0% to $14.8 million from $9.5 million in the prior year. Earnings per diluted share increased 40.0% to $0.28 in 1999 from $0.20 in 1998.

     RESTRUCTURING CHARGES - In November 1998 the Company committed to implement a restructuring program affecting the Envelopes and Commercial Printing segments and recorded a pre-tax provision of $16.0 million, of which $11.7 million represents non-cash charges for asset write-offs and impairments. The Company also incurred $0.5 million of restructuring costs in the quarter ended March 31, 1999 relating to the relocation of equipment which under generally accepted accounting principles could not be previously accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. For more information on these charges please refer to Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1998.

  RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Commercial Printing

     The following table presents historical financial data for the Commercial Printing segment, including acquisitions from their purchase dates. The results also include those of the merged businesses described in Note 2 to the Consolidated Financial Statements (accounted for under the pooling of interests method), except that the results of IPC Graphics have been included with the Printing for Distributors segment beginning January 1, 1997. The results for 1998 have been restated to reflect the combination of High Impact Color Printing segment with the Commercial Printing segment. In addition, Mail-Well Graphics was reclassified from Envelopes to Commercial Printing.


QUARTER ENDED MARCH 31,
-----------------------
                                                      1999                                 1998
                                                      ----                                 ----
(DOLLARS IN THOUSANDS)                         $                  %                $                  %
                                           --------             -----           -------             -----
Net sales                                  $183,799             100.0           $99,493             100.0
Cost of sales                               143,716              78.2            79,105              79.5
Operating expenses                           26,170              14.2            14,635              14.7
                                           --------             -----           -------             -----
Operating income                           $ 13,913               7.6           $ 5,753               5.8
                                           ========             =====           =======             =====

     NET SALES --Net sales increased by $84.2 million (84.7%) for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, primarily due to acquisitions in 1998 and 1999. Without acquisitions net sales were essentially unchanged as volume gains were offset by declining paper prices.

     COST OF SALES -- Cost of sales includes material (net of waste recovery revenue), labor, depreciation and other manufacturing and distribution costs. Total cost of sales, as a percent of sales, decreased from 79.5% for the quarter ended March 31, 1998 to 78.2% for the quarter ended March 31, 1999. This decline was primarily due to the impact of the benefits from new acquisitions adopting our corporate purchasing programs and continuous improvement initiatives.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the quarter ended March 31, 1999, operating expenses, as a percent of sales, decreased 0.5% to 14.2% from 14.7% in the prior year due to continuous improvement initiatives.

Envelopes

     The following table presents historical financial data for the Envelopes operations of the Company, including acquisitions from their purchase dates. The results of Mail-Well Graphics for 1998 have been reclassified to the Commercial Printing segment.

QUARTER ENDED MARCH 31,
-----------------------
(DOLLARS IN THOUSANDS)
                                                       1999                                1998
                                                       ----                                ----
(DOLLARS IN THOUSANDS)                         $                  %                $                  %
                                           --------             -----          --------             -----
Net sales                                  $198,875             100.0          $190,659             100.0
Cost of sales                               149,533              75.2           147,018              77.1
Operating expenses                           24,225              12.2            22,157              11.6
                                           --------             -----          --------             -----
Operating income                           $ 25,117              12.6          $ 21,484              11.3
                                           ========             =====          ========             =====

     NET SALES -- Net sales increased by $8.3 million (4.3%) for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. Excluding acquisitions, sales decreased $1.1 million. Sales growth was more than offset by declining paper prices and a decline in the average exchange rate for the Canadian dollar. The average selling price per thousand units, excluding acquisitions, decreased 1.9% to $18.98 for the quarter ended March 31, 1999, from $19.35 for the quarter ended March 31, 1998 due to a decrease in paper costs offset by changes in mix. Because paper cost changes have historically been passed through to the customer, the Company uses volumes of units sold and material gross margin (that is, net sales less cost of materials, net of waste recovery revenue) as revenue trend indicators in its envelope operations. Excluding acquisitions, unit volume increased by 2.3% to
10.1 billion units in the first quarter of 1999 from 9.9 billion units in the same quarter in 1998. Material gross margin per thousand units sold, excluding acquisitions, increased 6.6% to $11.81 for the quarter ended March 31, 1999 from $11.08 for the quarter ended March 31, 1998 primarily due to improved product mix and continued improvement in the Canadian business, offset by a decline in the average exchange rate for Canada by 5.5%.

     COST OF SALES -- Cost of sales includes paper (net of waste recovery revenue), labor, depreciation and other manufacturing and distributions costs. Total cost of sales, as a percent of sales, decreased from 77.1% for the quarter ended March 31, 1998 to 75.2% for the quarter ended March 31, 1999. The decrease was due to the positive benefits of the Company's restructuring plan and the impact of purchasing and productivity programs.

     OPERATING EXPENSES -- Operating expenses include selling and administrative expenses. For the quarter ended March 31, 1999, operating expenses, as a percent of sales, increased 0.6% to 12.2% from 11.6% in the prior year. The primary reasons were restructuring expenses of $0.2 million incurred in the quarter ended March 31, 1999, acquisition of companies with higher operating expenses as a percent of sales and a decline in the average exchange rate for Canada by 5.5%.

Corporate

     Certain major production equipment is accounted for as an operating lease on a consolidated basis while treated as a purchase on a segment level. The Company classifies the excess of the operating lease expense over depreciation as a corporate expense in analyzing segment operations. The Company does not include the amortization of intangibles recorded in acquisitions in segment results but rather includes it on a corporate basis. In addition, corporate expenses include corporate administrative expense and loss (gain) on disposal of assets.

     Corporate expenses for the quarter ended March 31, 1999 increased $2.4 million compared to 1998 as a result of increases in amortization expense and corporate administrative expense. Amortization expense increased as a result of the acquisitions made in the year ended December 31, 1998 and the quarter ended March 31, 1999. The increase in corporate administrative expense was attributable to expanded treasury and finance operations.

     MERGER COSTS-Effective May 30, 1998, the Company completed its mergers with six commercial printing companies and one distributor company through the exchange of common stock. In connection with the mergers, transaction costs incurred of $2.2 million were expensed in the quarter ended March 31, 1998. These costs consist primarily of investment banking, legal and accounting fees. For more information on these mergers please refer to Note 2 of the Notes to Consolidated Financial Statements.

     INTEREST EXPENSE - Interest expense for the quarter ended March 31, 1999 increased $5.4 million compared to 1998 as a result of higher average bank debt balances, primarily due to acquisitions. The Company continued to participate in its accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million until November 2001. At March 31, 1999 and 1998 $85.0 million and $71.0 million, respectively, had been sold under this agreement.

     INCOME TAX EXPENSE - The effective tax rate for both periods was higher than the federal statutory rate due to state and provincial income taxes and certain goodwill amortization that are not tax deductible. See Notes 2 and 9 of the Notes to Consolidated Financial Statements included in the Company's 1998 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL CASH FLOW -- Net cash flow provided by operating activities was $53.2 million and $19.3 million for the quarters ended March 31, 1999 and 1998, respectively. Acquisitions and equity investments required cash payments of $69.2 million and $140.9 million for the quarters ended March 31, 1999 and 1998, respectively. Other investing activities include capital expenditures, which were $21.9 million and $14.0 million for the quarters ended March 31, 1999 and 1998, respectively. Net cash flow from financing activities was positively affected by the increase in receivables sold under the securitization agreement at March 31, 1999 and 1998 of $32.4 million and ($20.3) million, respectively.

     At March 31, 1999 the Company had approximately $203.0 million of available credit under the $300.0 million Bank of America credit facility. The credit available will be reduced by approximately $79.9 million upon completion of the acquisition of the shares of Porter Chadburn. See Recent Developments below for further discussion. In addition, at March 31, 1999, the Company had sold $85.0 million of receivables under the $100.0 million securitization facility.

     SECURITIES OFFERINGS -- The Company has an effective shelf registration statement on Form S-3 that permits the Company to issue debt securities, common stock, preferred stock or warrants. At March 31, 1999, there was availability remaining to issue approximately $52.0 million of securities under the shelf registration statement.

     FOREIGN CURRENCY --With the strengthening U.S. Dollar, the Company's foreign currency exposure currently relates to its Canadian operations. The average Canadian Dollar exchange rate was 0.6615 and
0.6692 USD for the quarters ended March 31, 1999 and 1998, respectively. The Canadian Dollar exchange rate at March 31, 1999 was 0.6678 USD. Net sales provided by the Canadian operations for the quarters ended March 31, 1999 and 1998 was USD $49.3 million and USD $31.4 million, respectively.

     SEASONALITY AND ENVIRONMENT -- The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have a material effect on the Company's liquidity and capital resources.

RECENT DEVELOPMENTS

     On March 17, 1999, the Company commenced a formal tender offer to purchase all of the shares of Porter Chadburn plc, a label manufacturing company based in England with a substantial portion of its operations in the United States, for a price of approximately $.63 per share (38.5 pence) in cash. The total value of the offer, including the assumption of debt and transaction costs will be approximately $102.5 million. Porter Chadburn earned $8.7 million (pre-tax) on sales of $126.2 million for its fiscal year ended March 27, 1998. For the six months ended September 25, 1998, Porter Chadburn earned $4.5 million (pre-tax) on sales of $62.7 million. (All U.S. dollar amounts are based upon an exchange rate for British pounds of $1.642).

     As of March 18, 1999, the Company had acquired on the open market 29.9% of the outstanding shares of Porter Chadburn. As of May 12, 1999, the Company owned in excess of 90% of the outstanding shares of Porter Chadburn, and expects to complete the acquisition in the second quarter.

YEAR 2000

     In 1997 the Company began to assess its existing computer systems, including an assessment of Year 2000 compliance. In May 1998 the Company instituted a Year 2000 Project whose goal was to develop and execute a plan for Year 2000 compliance throughout the Company. The Company has established an individual at every significant operating entity to be responsible for coordination with the Year 2000 Project.

     What is the Company's state of readiness?  What are the costs?

     The Company's Year 2000 Project is directed to four major areas: core computer systems, networking and communications, ancillary systems (including plant machinery) and verification with key suppliers. The following summarizes our state of readiness and the costs to address the Company's Year 2000 issues.

     CORE COMPUTER SYSTEMS

     The Company completed an assessment of its existing computer systems in 1997 and expects to spend and capitalize approximately $9 to $11 million through 1999 to purchase and install new systems. The new systems are Y2K compliant. These costs are being funded through operating cash flows. Several computer systems were due to be replaced but were accelerated because of the Year 2000 issue. Through March 31, 1999, approximately $5.7 million of the estimated $9 to $11 million has been capitalized.

     Through April 1999, 45% of the core systems are compliant. By the end of the second quarter we expect 55% of the core systems to be compliant with the remainder to be completed by the end of the third quarter.

     NETWORKING AND COMMUNICATIONS

     The Company is also conducting an evaluation of actions required to minimize the risk that its remaining business critical computer systems will be disrupted with respect to dating in the year 2000. The Company has completed or is engaged in the process of updating, replacing and testing certain of its computer systems so as to operate without disruption due to year 2000 issues. These actions are scheduled to be completed through the third quarter of 1999 and, based on current information available, the Company does not anticipate the costs of remedial actions, which are being expensed as incurred, will be material.

     ANCILLARY SYSTEMS AND VERIFICATION WITH KEY SUPPLIERS

     The Company has completed a database of year 2000 sensitive devices, plant machinery and desktop software. The Company has also completed a listing of business critical suppliers, such as paper and ink suppliers. All such suppliers have been identified and contacted for information on their actions to mitigate Year 2000 disruptions. Based on the information received through March 31, 1999, about 40% of the responses do not indicate whether or not the supplier will be Year 2000 compliant. Therefore, we will be preparing a follow-up mailing to key suppliers during the second quarter. Based on the information received through March 31, 1999, management does not believe such costs to replace year 2000 sensitive devices, plant machinery and desktop software will be material to our financial condition or cash flow.

     What is the Company doing about contingency planning?

     The Company plans to prepare a contingency plan during the second quarter of 1999 to be finalized during the third quarter of 1999. The contingency guidelines to be followed throughout the Company will address the following issues:

     *  Response to and recovery from Y2K related failures
     *  Raw materials inventory stocking levels and alternative sources
     *  Review of disaster recovery plans
     * Comprehensive system backup procedures to preserve 1999 data at year-end
     *  Availability of key staff on-site during the New Year's weekend

     What are the risks of the Company's Year 2000 issues?

     The Company presently believes it has an effective plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, the Company does not properly identify Year 2000 issues or the resolution is not timely conducted for those Year 2000 issued identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the company and certain key third parties to achieve Year 2000 compliance on a timely basis cannot be reasonably estimated at this time. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company expects to complete its analysis during the third quarter of 1999.

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

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the Company expensed all internal use software related internal costs as incurred. The effect of adopting the SOP was immaterial to the quarter ended March 31, 1999 and is not expected to have a material impact on earnings going forward.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (US$ 24,795,000 at March 31, 1999) and the interest rate risk for the investment in accounts receivable securitization ($41,680,000 at March 31, 1999) are not considered to be significant since the fair values and carrying values are not material to the Company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements include rates variable with LIBOR. As of March 31, 1999, $97 million of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates. See Item 7A of the Company's 1998 Form 10-K for quantitative and qualitative disclosures about market risk. No significant changes in market risk have occurred since that filing.

PART II -- OTHER INFORMATION


ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits


EXHIBIT
NUMBER  DESCRIPTION OF EXHIBIT
------  ----------------------
3(i)    Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q
             for the quarter ended June 30, 1997.
3(ii)   Bylaws of the Company - incorporated by reference from Exhibit
             3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1     Form of Certificate representing the Common Stock, par value
             $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).
4.2     Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from Exhibit 4.2 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.3     Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note--incorporated by reference from Exhibit
             4.5 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.4     Indenture dated as of December 16, 1998 between Mail-Well I
             Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5     Form of Senior Subordinated Note.  Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1    Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from
             Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2    Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's
             Registration Statement on Form S-1 dated March 25, 1994.
10.3    Form of M-W Corp. Employee Stock Ownership Plan effective as of
             February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from
             Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4    Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5    Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
             1997 - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.6    Form of 1994  Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7    Form of the Company Nonqualified Stock Option Agreement -
             incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.8    Purchase and Contribution Agreement dated as of November 15,
             1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West,
             Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser-incorporated by reference from Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.9    Mail-Well Receivables Master Trust Pooling and Servicing
             Agreement dated as of November 15, 1996 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee-incorporated by reference from Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.10   Series 1996-1 Supplement dated as of November 15, 1996 to
             Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as Trustee on behalf of the Series 1996-1 Certificateholders-incorporated by reference from Exhibit
             10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.11   Series 1996-1 Certificate Purchase Agreement dated as of
             November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables
             Corporation, as Purchaser, Norwest Bank Colorado,
             National Association, as Trustee, and Mail-Well I Corporation, as Servicer-incorporated by reference from
             Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.12   Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan --
             incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997
10.13   1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.14   Mail-Well, Inc. 1998 Incentive Stock Option Plan-- incorporated by reference from Exhibit 10.58 to the Company's
             Quarterly report on Form 10-Q for the quarter ended March
             31, 1998.
10.15   Form of 1998 Incentive Stock Option Agreement-- incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16   Credit Agreement dated as of March 16, 1998 among Mail-Well I
             Corporation, certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto Agreement-- incorporated by reference from Exhibit 10.60 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.17   Credit Agreement dated as of March 16, 1998 among Supremex
             Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto -- incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.18   Participation Agreement dated as of December 15, 1997 among
             Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.19   Equipment Lease dated as of December 15, 1997 among Mail-Well I
             Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's
             Quarterly report on Form 10-Q for the quarter ended March
             31, 1998.
10.20   Guaranty Agreement dated as of December 15, 1997 among Mail-
             Well, Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.21   Purchase Agreement dated as of December 15, 1997 among Mail-
             Well I Corporation and Poser Business Forms, Inc. and other Selling Shareholders party thereto--incorporated by reference from the Company's report on Form 8-K dated January 6, 1998.
10.22   Asset Purchase Agreement dated as of January 31, 1998 among
             Lawson Mardon Packaging USA, Inc (USA)--incorporated by reference from the Company's report on Form 8-K dated March 10, 1998.
10.23   Asset Purchase Agreement dated as of January 31, 1998 among
             3014597 Nova Scotia Company and Lawson Mardon Packaging Inc. (Canada)--incorporated by reference from the Company's report on Form 8-K dated March 10, 1998.

10.24   Purchase Agreement dated December 11, 1998, between MWI and
             Donaldson, Lufkin & Jenrette Securities Corporation, Prudential Securities, Incorporated, Bear, Stearns & Co., Inc. and Hanifen, Imhoff Inc., as Initial Purchasers, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior subordinated Notes due 2008--incorporated by reference from Exhibit 10.27 of the Company's Annual Report on form 10-K for the year ended December 31, 1998.

10.25   Registration Rights Agreement dated December 16, 1998 by and among MWI and Donaldson, Lufkin & Jenrette Securities Corporation, Prudential Securities, Incorporated, Bear, Stearns & co., Inc. and Hanifen, Imhoff Inc., as Initial Purchasers, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior subordinated Notes due 2008-- incorporated by reference from Exhibit 10.27 of the Company's Annual Report on form 10-K for the year ended December 31, 1998.
27.1   <F*>  Financial Data Schedule for three months ended March 31, 1999.
27.2   <F*>  Financial Data Schedule for three months ended March 31, 1998.

[FN]
------------
<F*>  Filed herewith.

                  (b) Reports on Form 8-K

        A report on Form 8-K was filed on January 28, 1999, announcing the financial results of the company for the quarter and year ending December 31, 1998.

        A report on Form 8-K was filed on March 3, 1999, regarding the dismissal of Deloitte & Touche LLP as our independent public accountant and engagement of Ernst & Young LLP as our independent public accountant.

                             SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                            MAIL-WELL, INC.
                            (Registrant)


                            By /s/ Gerald F. Mahoney
                               ----------------------------
Date: May 13, 1999              Gerald F. Mahoney
                                Chairman of the Board/
                                Chief Executive Officer


                            By /s/ Michael A. Zawalski
                               ----------------------------
Date: May 13, 1999              Michael A. Zawalski
                                Senior Vice President,
                                Chief Financial Officer