Form 10-Q/A
period 1999-03-31
MAIL WELL INC
filed 1999-06-28
CIK 920321

============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 <F*> TO
                                FORM 10-Q/A

           /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999


                       Commission file number 1-12551


                              MAIL-WELL, INC.

               ADDITIONAL AFFILIATE ISSUERS AND/OR GUARANTORS
                     LISTED ON SCHEDULE ATTACHED HERETO
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

                          Yes  /X/  No  / /

   As of May 7, 1999, the Registrant had 48,938,291 shares of Common Stock, $0.01 par value, outstanding.

<F*> This Amendment No. 1 on Form 10-Q/A amends the Registrant's
Quarterly Report on Form 10-Q to add footnote No. 7 to the Financial Statements contained in Part I, Item 1.


============================================================================

                   SCHEDULE OF ADDITIONAL AFFILIATE ISSUERS AND/OR GUARANTORS

     Exact Name of Guarantor                              Primary Standard     I.R.S. Employer
   Registrants as Specified in             State of          Industrial        Identification
    Their Respective Charters              Formation    Classification Number      Number
   ---------------------------             ---------    ---------------------  ---------------
Mail-Well I Corporation                   Delaware             2677              84-1250534
Graphics Arts Center, Inc.                Delaware             2752              93-1008554
Mail-Well Commercial Printing, Inc.       Delaware             2752              84-1461875
Mail-Well Canada Holdings, Inc.           Delaware             6719              84-1313090
Mail-Well Label Holdings, Inc.            Colorado             6719              84-1449291
Mail-Well Label USA, Inc.                 Colorado             2752              84-1449292
Mail-Well West, Inc.                      Delaware             2677              84-1313079
Mail-Well I Corporation                   Colorado             2677              84-1250533
Murray Envelope Holdings, Inc.            Colorado             6719              84-1421627
Murray Envelope Corporation               Mississippi          2677              64-0271038
N-M Envelope, Inc.                        Mississippi          2677              64-0840384
National Graphics Company                 Colorado             2761              84-0692676
Poser Business Forms, Inc.                Delaware             2761              75-2195786
Wisco II, L.L.C.                          Delaware             2677              84-1313080
Wisco Envelope Corp.                      Tennessee            2677              62-1555311

                              MAIL-WELL, INC. AND SUBSIDIARIES

                                     TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------
                                                                                      Page
                                                                                      ----
Part I -                FINANCIAL INFORMATION
            Item 1.     Financial Statements                                             4
            Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          21
            Item 3.     Quantitative and Qualitative Disclosures About
                           Market Risk                                                  26

Part II -               OTHER INFORMATION
            Item 6.     Exhibits and Reports on Form 8-K                                27

Signature Page                                                                          30

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

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In December 1998, MWI ("Issuer") issued 8 3/4% Senior Subordinated Notes ("Senior Notes") due in 2008 (see Note 4). The Senior Notes are guaranteed by all of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

     The following condensed consolidating financial information illustrates the composition of the Parent Guarantor, Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries. Management has determined that separate complete financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.

     Investments in subsidiaries are accounted for under the equity method, wherein the investor company's share of earnings and income taxes applicable to the assumed distribution of such earnings are included in net income. In addition, investments increase in the amount of permanent contributions to subsidiaries and decrease in the amount of distributions from subsidiaries. The elimination entries eliminate the equity method investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

                                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                      Quarter Ended March 31, 1999
                                                              (in thousands)



                                                                            Combined      Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries       Elim.      Consolidated
                                              ---------       ------      ------------   ------------       -----      ------------
NET SALES                                      $     -       $101,195       $290,520        $48,702       $      -       $440,417

COST OF SALES                                        -         79,599        225,697         35,456              -        340,752
                                               -------       --------       --------        -------       --------       --------

GROSS PROFIT                                         -         21,596         64,823         13,246              -         99,665

OTHER OPERATING COSTS                              302         16,380         39,209          6,146              -         62,037
                                               -------       --------       --------        -------       --------       --------

OPERATING INCOME (LOSS)                           (302)         5,216         25,614          7,100              -         37,628

OTHER (INCOME) EXPENSE
Interest expense                                 1,901         10,606            720          1,752         (2,212)        12,767
Other (income) expense                          (2,217)          (414)           125            118          2,212           (176)
                                               -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                                      14         (4,976)        24,769          5,230              -         25,037

PROVISION (BENEFIT) FOR
  INCOME TAXES                                       -         (2,040)        10,240          2,065              -         10,265
                                               -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                                   14         (2,936)        14,529          3,165              -         14,772

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                     14,758         17,694          3,165              -        (35,617)             -
                                               -------       --------       --------        -------       --------       --------

NET INCOME                                     $14,772       $ 14,758       $ 17,694        $ 3,165       $(35,617)      $ 14,772
                                               =======       ========       ========        =======       ========       ========

                                          CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                     Quarter Ended March 31, 1998
                                                             (in thousands)


                                                                            Combined        Combined
                                                Parent                     Guarantor      Nonguarantor
                                              Guarantor       Issuer      Subsidiaries    Subsidiaries      Elim.      Consolidated
                                              ---------       ------      ------------   ------------       -----      ------------
NET SALES                                      $     -       $104,623       $183,643        $30,468       $      -       $318,734

COST OF SALES                                        -         83,046        144,736         21,905              -        249,687
                                               -------       --------       --------        -------       --------       --------

GROSS PROFIT                                         -         21,577         38,907          8,563              -         69,047

OTHER OPERATING COSTS
Selling, administrative and other                  283         16,236         22,840          3,911              -         43,270
Merger costs                                         -              -          2,231              -              -          2,231
                                               -------       --------       --------        -------       --------       --------
    Total Other Operating Costs                    283         16,236         25,071          3,911              -         45,501
                                               -------       --------       --------        -------       --------       --------

OPERATING INCOME (LOSS)                           (283)         5,341         13,836          4,652              -         23,546

OTHER (INCOME) EXPENSE
Interest expense                                 2,127          4,523          2,136            816         (2,212)         7,390
Other (income) expense                          (2,213)          (193)          (457)            48          2,212           (603)
                                               -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                                    (197)         1,011         12,157          3,788              -         16,759

PROVISION FOR
  INCOME TAXES                                       -            438          5,334          1,454              -          7,226
                                               -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                                 (197)           573          6,823          2,334              -          9,533

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                      9,730          9,157          2,334              -        (21,221)             -
                                               -------       --------       --------        -------       --------       --------

NET INCOME                                     $ 9,533       $  9,730       $  9,157        $ 2,334       $(21,221)      $  9,533
                                               =======       ========       ========        =======       ========       ========

                                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                            March 31, 1999
                                                            (in thousands)

                                                                            Combined       Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor      Issuer       Subsidiaries   Subsidiaries     Elim.       Consolidated
                                              ---------      ------       ------------   ------------     -----       ------------
CURRENT ASSETS
Cash and cash equivalents                     $      -     $   29,519       $(28,834)      $  1,616    $         -     $    2,301
Receivables, net                                     -         40,844         80,477         27,725              -        149,046
Investment in accounts receivable
   Securitization                                    -          4,999          9,849              -              -         14,848
Accounts receivable - other                          -          2,927          4,953          1,055              -          8,935
Income tax receivable                                -         13,444              -            116        (11,442)         2,118
Inventories, net                                     -         36,875         64,292         15,363              -        116,530
Note receivable from Issuer                    147,436              -              -              -       (147,436)             -
Other current assets                                37          5,471         10,758            547              -         16,813
                                              --------     ----------       --------       --------    -----------     ----------
   Total current assets                        147,473        134,079        141,495         46,422       (158,878)       310,591

INVESTMENT IN SUBSIDIARIES                     319,890        674,105         82,796              -     (1,076,791)             -
PROPERTY, PLANT AND
  EQUIPMENT, NET                                     -        120,460        274,203         67,862              -        462,525
EQUITY INVESTMENT                                    -         22,725              -              -              -         22,725
GOODWILL, NET                                        -         57,153        240,513         53,206              -        350,872
OTHER ASSETS, NET                                3,663         13,177          9,332          2,731              -         28,903
                                              --------     ----------       --------       --------    -----------     ----------
TOTAL                                         $471,026     $1,021,699       $748,339       $170,221    $(1,235,669)    $1,175,616
                                              ========     ==========       ========       ========    ===========     ==========

CURRENT LIABILITIES
Accounts payable                              $      -     $   20,418       $ 66,567       $ 10,353    $         -     $   97,338
Accrued compensation and vacation                    -         13,426         27,982          4,562              -         45,970
Other current liabilities                        1,143         98,745        (63,865)        29,313        (11,442)        53,894
Note payable to Parent                               -        147,436              -              -       (147,436)             -
Current portion of long-term debt
  and capital leases                                 -              -          2,959          6,906              -          9,865
                                              --------     ----------       --------       --------    -----------     ----------
  Total current liabilities                      1,143        280,025         33,643         51,134       (158,878)       207,067

LONG-TERM DEBT AND
  CAPITAL LEASES                               152,050        397,000          8,984         24,234              -        582,268

DEFERRED INCOME TAXES                                -         19,527         23,061          8,221              -         50,809
OTHER LONG-TERM
  LIABILITIES                                        -          1,757          8,546          3,836              -         14,139
                                              --------     ----------       --------       --------    -----------     ----------
  Total liabilities                            153,193        698,309         74,234         87,425       (158,878)       854,283
MINORITY INTEREST                                    -          3,500              -              -              -          3,500
SHAREHOLDERS' EQUITY                           317,833        319,890        674,105         82,796     (1,076,791)       317,833
                                              --------     ----------       --------       --------    -----------     ----------
TOTAL                                         $471,026     $1,021,699       $748,339       $170,221    $(1,235,669)    $1,175,616
                                              ========     ==========       ========       ========    ===========     ==========

                                      CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                           March 31, 1998
                                                           (in thousands)

                                                                            Combined      Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries       Elim.      Consolidated
                                              ---------       ------      ------------   ------------       -----      ------------
CURRENT ASSETS
Cash and cash equivalents                     $    513       $ 11,661       $   (887)      $  1,712      $       -       $ 12,999
Receivables, net                                     -         14,457         51,449         20,853              -         86,759
Investment in accounts receivable
  Securitization                                     -          9,344         33,254              -              -         42,598
Accounts receivable - other                          -          3,823          3,597          1,005              -          8,425
Income tax receivable                                -          5,203              -              -         (5,203)             -
Inventories, net                                     -         41,388         49,112         14,751              -        105,251
Note receivable from Issuer                    147,436              -              -              -       (147,436)             -
Other current assets                                86          5,611          4,145          2,170              -         12,012
                                              --------       --------       --------       --------      ---------       --------
  Total current assets                         148,035         91,487        140,670         40,491       (152,639)       268,044

INVESTMENT IN SUBSIDIARIES                     276,032        371,581         58,071              -       (705,684)             -
PROPERTY, PLANT AND
  EQUIPMENT, NET                                     -        111,866        162,380         44,091              -        318,337
GOODWILL, NET                                        -         44,660        124,860         51,870              -        221,390
OTHER ASSETS, NET                                4,774          5,580         11,581              1              -         21,936
                                              --------       --------       --------       --------      ---------       --------
TOTAL                                         $428,841       $625,174       $497,562       $136,453      $(858,323)      $829,707
                                              ========       ========       ========       ========      =========       ========

CURRENT LIABILITIES
Accounts payable                              $      -       $ 18,701       $ 45,974       $  9,952      $       -       $ 74,627
Accrued compensation and vacation                    -         12,761         16,886          3,441              -         33,088
Other current liabilities                        3,751         64,192          1,535        (30,653)        (5,203)        33,622
Note payable to Parent                               -        147,436              -              -       (147,436)             -
Current portion of long-term debt
  and capital leases                                 -              -         10,451             11              -         10,462
                                              --------       --------       --------       --------      ---------       --------
  Total current liabilities                      3,751        243,090         74,846        (17,249)      (152,639)       151,799

LONG-TERM DEBT AND
  CAPITAL LEASES                               152,050         85,007         37,090         90,943              -        365,090

DEFERRED INCOME TAXES                                -         14,909          9,784          4,688              -         29,381
OTHER LONG-TERM
  LIABILITIES                                        -          2,634          4,263              -              -          6,897
                                              --------       --------       --------       --------      ---------       --------
  Total liabilities                            155,801        345,642        125,981         78,382       (152,639)       553,167
MINORITY INTEREST                                    -          3,500              -              -              -          3,500
SHAREHOLDERS' EQUITY                           273,040        276,032        371,581         58,071       (705,684)       273,040
                                              --------       --------       --------       --------      ---------       --------
TOTAL                                         $428,841       $625,174       $497,562       $136,453      $(858,323)      $829,707
                                              ========       ========       ========       ========      =========       ========

                                     CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                               Quarter ended March 31, 1999
                                                      (in thousands)

                                                                            Combined       Combined
                                                 Parent                     Guarantor    Nonguarantor
                                                Guarantor     Issuer      Subsidiaries   Subsidiaries   Consolidated
                                                ---------     ------      ------------   ------------   ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES                           $   -       $ 33,715       $ 21,620        $(2,154)      $ 53,181
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Acquisition costs, net of cash
      acquired                                       -           (117)       (46,374)             -        (46,491)
    Equity investment                                -        (22,726)             -              -        (22,726)
    Capital expenditures                             -         (2,661)       (18,433)          (813)       (21,907)
    Other investing activities                    (124)             -            981             59            916
                                                 -----       --------       --------        -------       --------
      Net cash used in investing
        activities                                (124)       (25,504)       (63,826)          (754)       (90,208)
                                                 -----       --------       --------        -------       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Changes due to accounts
    receivable securitization, net                   -         10,923         21,520              -         32,443
  Net proceeds from common stock
    issuance                                       124              -              -              -            124
  Proceeds from long-term debt                       -         93,000              -          8,376        101,376
  Repayments of long-term debt and
    capital lease obligations                        -        (89,009)          (837)        (6,659)       (96,505)
  Investment by parent                               -           (558)             -              -           (558)
                                                 -----       --------       --------        -------       --------
    Net cash provided by financing
      activities                                   124         14,356         20,683          1,717         36,880
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                    -              -              -          1,073          1,073
                                                 -----       --------       --------        -------       --------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                                   -         22,567        (21,523)          (118)           926
                                                 -----       --------       --------        -------       --------
BALANACE AT BEGINNING OF
  YEAR                                               -          6,952         (7,311)         1,734          1,375
                                                 -----       --------       --------        -------       --------
BALANCE AT END OF YEAR                           $   -       $ 29,519       $(28,834)       $ 1,616       $  2,301
                                                 =====       ========       ========        =======       ========

                                       CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                  Quarter ended March 31, 1998
                                                         (in thousands)

                                                                            Combined      Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries      Elim.       Consolidated
                                              ---------       ------      ------------   ------------      -----       ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES                        $  2,218      $  (7,628)     $  57,264       $(32,513)     $       -      $  19,341
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Acquisition costs, net of cash
      acquired                                       -           (780)      (109,434)       (30,713)             -       (140,927)
    Capital expenditures                             -         (2,923)       (10,808)          (280)             -        (14,011)
    Investment in subsidiaries                 (92,005)      (106,005)       (30,000)             -        228,010              -
    Other investing activities                  (1,961)             -          2,226            235              -            500
                                              --------      ---------      ---------       --------      ---------      ---------
      Net cash used in investing
        activities                             (93,966)      (109,708)      (148,016)       (30,758)       228,010       (154,438)
                                              --------      ---------      ---------       --------      ---------      ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Changes due to accounts
    receivable securitization, net                   -         (4,448)       (15,831)             -              -        (20,279)
  Net proceeds from common stock
    issuance                                    92,005              -              -              -              -         92,005
  Proceeds from long-term debt                       -              -          4,291         93,097              -         97,388
  Repayments of long-term debt and
    capital lease obligations                        -            (43)        (2,441)       (58,908)             -        (61,392)
  Investment by parent                               -         92,005        106,005         30,000       (228,010)             -
  Other financing activities                         -              -         (1,239)             -              -         (1,239)
                                              --------      ---------      ---------       --------      ---------      ---------
    Net cash provided by financing
      activities                                92,005         87,514         90,785         64,189       (228,010)       106,483
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                    -              -              -            702              -            702
                                              --------      ---------      ---------       --------      ---------      ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                                 257        (29,822)            33          1,620              -        (27,912)
                                              --------      ---------      ---------       --------      ---------      ---------
BALANACE AT BEGINNING OF
  YEAR                                             256         41,483           (920)            92              -         40,911
                                              --------      ---------      ---------       --------      ---------      ---------
BALANCE AT END OF YEAR                        $    513      $  11,661      $    (887)      $  1,712      $       -      $  12,999
                                              ========      =========      =========       ========      =========      =========

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

                                21

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

10.25   Registration Rights Agreement dated December 16, 1998 by and among MWI and Donaldson, Lufkin & Jenrette Securities Corporation, Prudential Securities, Incorporated, Bear, Stearns & co., Inc. and Hanifen, Imhoff Inc., as Initial Purchasers, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior subordinated Notes due 2008-- incorporated by reference from Exhibit 10.27 of the Company's Annual Report on form 10-K for the year ended December 31, 1998.
27.1    Financial Data Schedule for three months ended March 31, 1999-
             incorporated by reference from Exhibit 27.1 of the Company's Form 10-Q for the quarter ended March 31, 1999.
27.2    Financial Data Schedule for three months ended March 31, 1998-
             incorporated by reference from Exhibit 27.2 of the Company's Form 10-Q for the quarter ended March 31, 1999.



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

                            MAIL-WELL, INC.
                            (Registrant)


                            By /s/ Gerald F. Mahoney
                               ----------------------------
Date: June 28, 1999             Gerald F. Mahoney
                                Chairman of the Board/
                                Chief Executive Officer


                            By /s/ Michael A. Zawalski
                               ----------------------------
Date: June 28, 1999             Michael A. Zawalski
                                Senior Vice President,
                                Chief Financial Officer