Form 10-Q
period 1999-06-30
MAIL WELL INC
filed 1999-08-16
CIK 920321

=========================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

       /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999


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

                          Yes  /X/  No  / /

   As of August 6, 1999, the Registrant had 48,976,185 shares of Common Stock, $0.01 par value, outstanding.

=========================================================================

                 SCHEDULE OF ADDITIONAL AFFILIATE ISSUERS AND/OR GUARANTORS
      Exact Name of Guarantor                                      Primary Standard         I.R.S. Employer
    Registrants as Specified in               State of                Industrial            Identification
     Their Respective Charters                Formation          Classification Number          Number
     -------------------------                ---------          ---------------------      ---------------
Mail-Well I Corporation                      Delaware                    2677                 84-1250534
Graphics Arts Center, Inc.                   Delaware                    2752                 93-1008554
Mail-Well Commercial Printing, Inc.          Delaware                    2752                 84-1461875
Mail-Well Canada Holdings, Inc.              Delaware                    6719                 84-1313090
Mail-Well Label Holdings, Inc.               Colorado                    6719                 84-1449291
Mail-Well Label USA, Inc.                    Colorado                    2752                 84-1449292
Mail-Well West, Inc.                         Delaware                    2677                 84-1313079
Mail-Well I Corporation                      Colorado                    2677                 84-1250533
Murray Envelope Holdings, Inc.               Colorado                    6719                 84-1421627
Murray Envelope Corporation                  Mississippi                 2677                 64-0271038
N-M Envelope, Inc.                           Mississippi                 2677                 64-0840384
National Graphics Company                    Colorado                    2761                 84-0692676
Poser Business Forms, Inc.                   Delaware                    2761                 75-2195786
Wisco II, L.L.C.                             Delaware                    2677                 84-1313080
Wisco Envelope Corp.                         Tennessee                   2677                 62-1555311

                        MAIL-WELL, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


-----------------------------------------------------------------------------
                                                                         PAGE
                                                                         ----
Part I -           FINANCIAL INFORMATION
          Item 1.  Financial Statements                                    4
          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 23
          Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                         29

Part II -          OTHER INFORMATION
          Item 4.  Submission of Matters to a Vote of Securities Holders  30
          Item 6.  Exhibits and Reports on Form 8-K                       30

Signature Page                                                            33

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  MAIL-WELL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                      (DOLLARS IN THOUSANDS)
                                                                      JUNE 30, 1999      DECEMBER 31, 1998
                                                                      -------------      -----------------
                                                                       (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                           $   10,597           $    1,375
   Receivables, net                                                       154,970              130,523
   Investment in accounts receivable securitization                         3,925               47,069
   Accounts receivable -- other                                            13,816               12,686
   Income tax receivable                                                    2,912               10,715
   Inventories, net                                                       138,685              114,131
   Other current assets                                                    21,383               19,351
                                                                       ----------           ----------
     Total current assets                                                 346,288              335,850
PROPERTY, PLANT AND EQUIPMENT, NET                                        505,961              437,732
GOODWILL, NET                                                             421,091              322,149
OTHER ASSETS, NET                                                          28,075               32,225
                                                                       ----------           ----------
TOTAL                                                                  $1,301,415           $1,127,956
                                                                       ==========           ==========


CURRENT LIABILITIES
   Accounts payable                                                    $  114,995           $   87,023
   Accrued compensation and vacation                                       48,642               41,401
   Other current liabilities                                               46,672               47,192
   Current portion of long-term debt and capital leases                     9,338                8,036
                                                                       ----------           ----------
     Total current liabilities                                            219,647              183,652
LONG-TERM DEBT AND CAPITAL LEASES                                         673,225              583,427
DEFERRED INCOME TAXES                                                      55,265               47,534
OTHER LONG-TERM LIABILITIES                                                12,495               10,468
                                                                       ----------           ----------
     Total liabilities                                                    960,632              825,081

MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY                         3,500                3,500

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 25,000 shares authorized, none
     issued and outstanding                                                    -                  -
   Common stock, $0.01 par value; 100,000,000 shares authorized,
     48,996,224 and 48,846,904 shares issued and outstanding,
     respectively (including 3,896,544 shares held by ESOP)                   490                  488
   Paid-in capital                                                        217,919              217,218
   Retained earnings                                                      120,496               90,740
   Accumulated other comprehensive income (loss)                           (1,622)              (9,071)
                                                                       ----------           ----------
     Total shareholders' equity                                           337,283              299,375
                                                                       ----------           ----------
TOTAL                                                                  $1,301,415           $1,127,956
                                                                       ==========           ==========

                        See notes to unaudited consolidated financial statements.

                                4

                                          MAIL-WELL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       ------------------                  ----------------
                                                                            JUNE 30,                            JUNE 30,
                                                                            --------                            --------
                                                                     1999              1998              1999              1998
                                                                     ----              ----              ----              ----
NET SALES                                                          $439,046          $350,059          $879,463          $668,793

COST OF SALES                                                       331,704           279,632           672,456           529,319
                                                                   --------          --------          --------          --------

GROSS PROFIT                                                        107,342            70,427           207,007           139,474

OTHER OPERATING COSTS

   Selling, administrative and other                                 68,425            44,789           130,462            88,059

   Merger costs                                                          -                771                -              3,002
                                                                   --------          --------          --------          --------

     Total other operating costs                                     68,425            45,560           130,462            91,061
                                                                   --------          --------          --------          --------

OPERATING INCOME                                                     38,917            24,867            76,545            48,413

OTHER (INCOME) EXPENSE

   Interest expense                                                  14,049             7,763            26,816            15,153

   Other (income) expense                                              (528)             (482)             (704)           (1,085)
                                                                   --------          --------          --------          --------

INCOME BEFORE INCOME TAXES                                           25,396            17,586            50,433            34,345

PROVISION FOR INCOME TAXES                                           10,412             6,287            20,677            13,513
                                                                   --------          --------          --------          --------

NET INCOME                                                         $ 14,984          $ 11,299          $ 29,756          $ 20,832
                                                                   ========          ========          ========          ========


EARNINGS PER SHARE - BASIC                                         $   0.31          $   0.24          $   0.61          $   0.46

EARNINGS PER SHARE - DILUTED                                       $   0.28          $   0.22          $   0.56          $   0.42

WEIGHTED AVERAGE SHARES - BASIC                                      48,967            46,790            48,915            45,155

WEIGHTED AVERAGE SHARES - DILUTED                                    58,350            56,786            58,300            55,245

                          See notes to unaudited consolidated financial statements.

                                5

                             MAIL-WELL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)
                                                                        SIX MONTHS ENDED
                                                                        ----------------
                                                                            JUNE 30,
                                                                            --------
                                                                     1999              1998
                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $  29,756         $  20,832
   Adjustments to reconcile net income to cash provided by
     operations
     Depreciation and amortization                                   27,298            18,606
     Deferred income taxes                                            5,790             3,172
     Other                                                            2,317             1,429
   Changes in operating assets and liabilities, net of effects of acquired businesses:
     Receivables                                                      8,932            (2,211)
     Inventories                                                    (11,797)           (2,686)
     Accounts payable                                                 3,412            (5,893)
     All other assets and other liabilities                           8,942            (8,303)
                                                                  ---------         ---------
Net cash provided by operating activities                            74,650            24,946

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired                         (162,569)         (254,623)
   Capital expenditures                                             (39,693)          (31,255)
   Other investing activities                                         1,584               690
                                                                  ---------         ---------

     Net cash used in investing activities                         (200,678)         (285,188)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in accounts receivable securitization, net                43,222             6,945
   Net proceeds from common stock issuance                              703            92,268
   Proceeds from long-term debt                                     241,805           337,130
   Repayments of long-term debt and capital leases                 (149,504)         (186,092)
   Other financing activities                                          (972)           (3,658)
                                                                  ---------         ---------

     Net cash provided by financing activities                      135,254           246,593

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (4)           (2,301)
                                                                  ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               9,222           (15,950)
BALANCE AT BEGINNING OF PERIOD                                        1,375            40,911
                                                                  ---------         ---------

BALANCE AT END OF PERIOD                                          $  10,597         $  24,961
                                                                  =========         =========

                  See notes to unaudited consolidated financial statements.

                                6

                  MAIL-WELL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (collectively referred to as the "Company") is one of the largest printers in North America. The Company is a leading commercial printer in the United States and prints and manufactures envelopes in the United States and Canada. The Company is also a printer of custom business documents for the distributor market and a printer of labels for the food and beverage industry.

     PRINCIPLES OF CONSOLIDATION -- The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange (ticker: MWL). These financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     INTERIM FINANCIAL INFORMATION -- The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements, which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the Company's fiscal year ending December 31, 1999.

     INVENTORIES -- Detail of inventories, in thousands:

                                                          JUNE 30, 1999      DECEMBER 31, 1998
                                                          -------------      -----------------
         Raw materials                                      $ 53,857             $ 45,720
         Work in process                                      28,977               22,089
         Finished goods                                       61,313               49,256
         Reserve for obsolescence, loss and other             (5,462)              (2,934)
                                                            --------             --------
                                                            $138,685             $114,131
                                                            ========             ========

     SHAREHOLDERS' EQUITY -- The change in Common Stock and Paid-in Capital is caused by the exercise of stock options. The change in Retained Earnings is net income. See "Other Comprehensive Income" for an explanation of the change in those accounts.

     OTHER COMPREHENSIVE INCOME -- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was adopted January 1, 1998. This statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. A summary of comprehensive income follows:

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    ------------------                   ----------------
                                                             JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                             -------------     -------------     -------------     -------------
      (in thousands)

      Net income                                               $ 14,984          $ 11,299          $ 29,756          $ 20,832
      Currency translation adjustments, net                       3,704            (2,044)            7,231            (1,742)
      Unrealized loss on investments, net                           184               169               218                37
                                                               --------          --------          --------          --------
      Comprehensive income                                     $ 18,872          $  9,424          $ 37,205          $ 19,127
                                                               ========          ========          ========          ========

     EARNINGS PER SHARE -- In June 1998 the Company's common stock split 2:1; all share and per share information has been retroactively restated to reflect these splits. The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.

                                                                       INCOME             SHARES           PER-SHARE
                                                                     (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                     -----------       -------------        ------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED JUNE 30, 1999
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                             $14,984            48,967             $0.31
                                                                                                             =====
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                             -             1,160
   Convertible Subordinated Notes                                        1,313             8,003
   Other                                                                     -               220
                                                                       -------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                              $16,297            58,350             $0.28
                                                                       =======            ======             =====

FOR THE THREE MONTHS ENDED JUNE 30, 1998
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                             $11,299            46,790             $0.24
                                                                                                             =====
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                             -             1,698
   Convertible Subordinated Notes                                        1,083             8,003
   Other                                                                     -               295
                                                                       -------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                              $12,382            56,786             $0.22
                                                                       =======            ======             =====

FOR THE SIX MONTHS ENDED JUNE 30, 1999
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                             $29,756            48,915             $0.61
                                                                                                             =====
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                             -             1,162
   Convertible Subordinated Notes                                        2,626             8,003
   Other                                                                     -               220
                                                                       -------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                              $32,382            58,300             $0.56
                                                                       =======            ======             =====

FOR THE SIX MONTHS ENDED JUNE 30, 1998
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                             $20,832            45,155             $0.46
                                                                                                             =====
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                             -             1,817
   Convertible Subordinated Notes                                        2,166             8,003
   Other                                                                     -               270
                                                                       -------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                              $22,998            55,245             $0.42
                                                                       =======            ======             =====

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement, which will be effective beginning in the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. The Company has minimal hedging and derivative activity, but it has not determined the impact of this statement on its operations and financial position.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the Company expensed all internal use software related internal costs as incurred. The effect of adopting the SOP was immaterial to the three and six months ended June 30, 1999 and is not expected to have a material impact on earnings going forward.

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

     The companies listed above are hereafter collectively referred to as the Pooled Companies.

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

     Each of the above transactions has been accounted for individually as a pooling of interests and, accordingly, the consolidated financial statements for the periods subsequent to February 24, 1994 (inception) have been restated to include the accounts of the Pooled Companies. Prior to the mergers, Industrial Printing's and IPC Graphics' fiscal year ended on September 30, United Lithograph's fiscal year ended on June 30 and French Bray's fiscal year ended on July 31. Accordingly, the accompanying financial statements include those financial statements of entities with different fiscal years restated on a calendar year basis. Additionally, the accompanying consolidated financial statements reflect certain minor adjustments to conform the accounting policies of the Pooled Companies to the Company's.

     Net sales and net income of the separate companies for the periods preceding the mergers were as follows:

                                                                                                                         UNAUDITED
                                                                                                       UNAUDITED         PRO FORMA
                                                                                         NET           PRO FORMA          DILUTED
                                                                      NET              INCOME          NET INCOME         EARNINGS
                                                                     SALES           (LOSS)<F1>        (LOSS)<F2>        PER SHARE
                                                                     -----           ----------        ----------        ---------
                                                                                 (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      QUARTER ENDED MARCH 31, 1998
         Mail-Well, Inc. as previously reported                    $274,705            $9,510            $9,510

            Color Art                                                18,199              (173)             (481)
            Accu-Color                                                3,036               215                47
            Industrial Printing                                       5,690               219                63
            IPC Graphics                                              2,960                45               (19)
            United Lithograph                                         5,532               (91)             (170)
            French Bray                                               5,756              (258)             (258)
            Clarke Printing                                           2,856                66                66
                                                                   --------            ------            ------
            Pooled entities                                          44,029                23              (752)
                                                                   --------            ------            ------
                                                                   $318,734            $9,533            $8,758            $0.18
                                                                   ========            ======            ======            =====

<F1> Income (loss) includes aggregate merger expenses of the Pooled
     Companies totaling $2.2 million in the first quarter of 1998. These costs consist primarily of investment banking, legal and accounting fees.

<F2> Unaudited pro forma net income reflects adjustments to net income to record an estimated provision for income taxes for each period presented assuming Color Art, Accu-color, Industrial Printing, IPC Graphics and United Lithograph were tax paying entities.

3.   ACQUISITIONS

     On February 2, 1999, the Company acquired Colorhouse, Inc., a pre-press company located in Minneapolis, Minnesota, with approximate annual sales of $20.7 million. On February 4, 1999, the Company acquired Hill Graphics, a sheetfed commercial printer located in Houston, Texas, with approximate annual sales of $20.5 million. On May 29, 1999, the Company acquired Forman Lithograph, Inc., a commercial printer located in San Francisco, California, with approximate annual sales of $6.5 million.
On June 1, 1999, the Company acquired Avon Behren Printing Company, a commercial printer located in San Antonio, Texas, with approximate annual sales of $4.5 million. On June 1, 1999, the Company also acquired Design Manufacturing, Inc., a pressure sensitive label company located in Wareham, Massachusetts, with approximate annual sales of $13 million.

     On March 17, 1999, the Company commenced a formal tender offer to purchase all of the shares of Porter Chadburn plc, a label manufacturing company based in England with a substantial portion of its operations in the United States, for a price of approximately $.63 per share (38.5 pence) in cash. The total purchase price, including the assumption of debt and transaction costs was approximately $101.5 million. Porter Chadburn earned $7.3 million (pre-tax) on sales of $125.5 million for its fiscal year ended March 27, 1999. (All U.S. dollar amounts are based upon an exchange rate for British pounds of $1.642). As of April 8, 1999, the Company gained control of Porter Chadburn through acceptances of its offers. Therefore, beginning with that date, the operations of Porter Chadburn have been consolidated in the operations of the Company.

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

Certain purchase agreements require the payment of additional consideration in the form of cash payments if specific operating performance criteria are met. Any subsequent payment will be allocated to goodwill. In addition, the purchase price allocation to inventory, property, plant and equipment and restructuring charges for closing certain plants for certain acquisitions have not been finalized. Therefore, the amount of goodwill could be adjusted within one year of the purchase.

4.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt consists of the following (in thousands):

                                                                INTEREST RATE AT
                                                                 JUNE 30, 1999    JUNE 30, 1999   DECEMBER 31, 1998
                                                                 -------------    -------------   -----------------
         Bank Borrowings:
            Unsecured loan, due June 9, 2003                         6.88 %          $ 24,239          $ 25,461
            Unsecured revolving loan facility, due
               March 31, 2003                                        6.00 %           187,000            93,000
         Senior Subordinated Notes, due 2008                         8.75 %           300,000           300,000
         Convertible Subordinated Notes, due 2002                    5.00 %           152,050           152,050
         Other                                                      Various            19,274            20,952
                                                                                     --------          --------
                                                                                      682,563           591,463
         Less current maturities                                                       (9,338)           (8,036)
                                                                                     --------          --------
         Long-term debt and capital leases                                           $673,225          $583,427
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

     The Company also incurred $499,000 and $998,000 in expenses for the three and six months ended June 30, 1999, respectively, relating to the relocation of personnel, equipment and inventory which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 374 personnel had been terminated as of June 30, 1999 and the remaining terminations are expected to be completed by December 31, 1999.

     The following table summarizes the costs associated with the restructuring program (in thousands):

                                         ASSET           SEVERANCE &        PROPERTY
                                      WRITE-DOWNS       RELATED COSTS      EXIT COSTS          TOTAL
                                      -----------       -------------      ----------          -----
         Initial reserve                $11,699            $2,907            $1,355           $15,961
         Utilized in 1998                11,699               515                81            12,295
                                        -------            ------            ------           -------
         Balance 12/31/98                     -             2,392             1,274             3,666
         Utilized in 1999                     -               925               388             1,313
                                        -------            ------            ------           -------
         Balance 6/30/99                $     -            $1,467            $  886           $ 2,353
                                        =======            ======            ======           =======

6.   COMMITMENT AND CONTINGENCIES

     The Company participated in a $100.0 million accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 sold under this agreement. In July 1999, the Company closed out this securitization agreement and entered into a new accounts receivable securitization facility. See the "Interest Expense" discussion in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The Company is involved in various lawsuits incidental to its businesses. In management's opinion, it is not probable that an adverse determination against the Company relating to these suits would occur that would be material to the consolidated financial statements. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would be material to the Company's results of operations and financial position.


7.   SEGMENT INFORMATION

     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Additionally, segment information for all periods has been restated to reflect the mergers of the Pooled Companies as discussed in Note 2.

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

     Operating segments of the Company are defined primarily by product line and consist of Commercial Printing, Envelopes, Printing for Distributors and Labels. The latter two segments were added via acquisitions in the first quarter of 1998. The Commercial Printing segment specializes in printing advertising literature, high-end catalogs, annual reports, calendars and other materials and provides a broad range of printing and graphic arts services primarily to the advertising industry. The Envelopes segment prints and manufactures envelopes designed to customer specifications. The Printing for Distributors segment prints a diverse line of custom products addressing the business documents needs of small and medium-sized end users. The Labels segment is a leading supplier of labels to the North American food and beverage markets and has operations in the United Kingdom.

     Early in 1999, the Company combined the High Impact Color Printing segment with the Commercial Printing segment under one organization, now called the Commercial Printing segment. In addition, Mail-Well Graphics was reclassified from Envelopes to Commercial Printing since the 1998 Form 10-K. Segment information for all periods has been restated to reflect these changes. Segment information as of and for the three and six months ended June 30, 1999 and 1998 is presented below:

                                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                                  ---------------------------           -------------------------
                                                                    1999              1998               1999              1998
                                                                    ----              ----               ----              ----
NET SALES:
   Commercial Printing                                           $  165,860        $  115,685          $349,659          $215,178
   Envelopes                                                        180,994           184,467           379,869           375,126
   Printing for Distributors                                         39,066            28,602            71,942            53,159
   Labels                                                            53,126            21,305            77,993            25,330
                                                                 ----------        ----------          --------          --------
Total                                                            $  439,046        $  350,059          $879,463          $668,793
                                                                 ==========        ==========          ========          ========

OPERATING INCOME (LOSS):
   Commercial Printing                                           $   13,321        $    4,776          $ 27,234          $ 10,529
   Envelopes                                                         23,619            19,869            48,736            41,353
   Printing for Distributors                                          3,792             2,508             6,549             4,209
   Labels                                                             3,941             1,661             5,622             1,924
   Corporate                                                         (5,756)           (3,947)          (11,596)           (9,602)
                                                                 ----------        ----------          --------          --------
Total                                                            $   38,917        $   24,867          $ 76,545          $ 48,413
                                                                 ==========        ==========          ========          ========

DEPRECIATION AND AMORTIZATION:
   Commercial Printing                                           $    5,516        $    4,134          $ 10,592          $  8,014
   Envelopes                                                          3,954             3,568             7,750             7,017
   Printing for Distributors                                            665               606             1,196               851
   Labels                                                             1,736               972             2,859             1,133
   Corporate                                                          2,219               877             3,895             1,399
                                                                 ----------        ----------          --------          --------
Total                                                            $   14,090        $   10,157          $ 26,292          $ 18,414
                                                                 ==========        ==========          ========          ========

                                                                   June 30,         December 31,
                                                                     1999              1998
                                                                     ----              ----
IDENTIFIABLE ASSETS:
   Commercial Printing                                           $  558,971        $  495,918
   Envelopes                                                        512,674           500,355
   Printing for Distributors                                        122,152            98,610
   Labels                                                           215,780            93,188
   Corporate                                                       (108,162)          (60,115)
                                                                 ----------        ----------
Total assets                                                     $1,301,415        $1,127,956
                                                                 ==========        ==========

8.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In December 1998, Mail-Well I Corporation ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, issued $300.0 million aggregate principal amount of 8 3/4 % Senior Subordinated Notes ("Senior Notes") due in 2008 (see Note 4). The Senior Notes are guaranteed by all of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

     The following condensed consolidating financial information illustrates the composition of the Parent Guarantor, Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries. The Issuer, the Guarantor subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Guarantor. Management has determined that separate complete financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.

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

                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                 Quarter Ended June 30, 1999
                                                       (in thousands)
                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                                Guarantor         Issuer         Subsidiaries      Subsidiaries          Elim.         Consolidated
                                ---------         ------         ------------      ------------          -----         ------------
NET SALES                       $     -           $88,080          $271,338           $79,628          $      -          $439,046

COST OF SALES                         -            66,867           208,784            56,053                 -           331,704
                                -------           -------          --------           -------          --------          --------

GROSS PROFIT                          -            21,213            62,554            23,575                 -           107,342

OTHER OPERATING COSTS                43            16,176            37,932            14,274                 -            68,425
                                -------           -------          --------           -------          --------          --------

OPERATING INCOME (LOSS)             (43)            5,037            24,622             9,301                 -            38,917

OTHER (INCOME) EXPENSE
Interest expense                  2,136            11,671               518             1,936            (2,212)           14,049
Other (income) expense           (2,206)              (30)             (664)              160             2,212              (528)
                                -------           -------          --------           -------          --------          --------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                       27            (6,604)           24,768             7,205                 -            25,396

PROVISION (BENEFIT) FOR
  INCOME TAXES                        -            (2,706)           11,222             1,896                 -            10,412
                                -------           -------          --------           -------          --------          --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                    27            (3,898)           13,546             5,309                 -            14,984

EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES       14,957            18,855             5,309                 -           (39,121)                -
                                -------           -------          --------           -------          --------          --------

NET INCOME                      $14,984           $14,957          $ 18,855           $ 5,309          $(39,121)         $ 14,984
                                =======           =======          ========           =======          ========          ========

                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                 Quarter Ended June 30, 1998
                                                       (in thousands)
                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                                Guarantor         Issuer         Subsidiaries      Subsidiaries          Elim.         Consolidated
                                ---------         ------         ------------      ------------          -----         ------------
NET SALES                       $     -           $97,666          $214,154           $38,239          $      -          $350,059

COST OF SALES                         -            79,105           173,026            27,501                 -           279,632
                                -------           -------          --------           -------          --------          --------

GROSS PROFIT                          -            18,561            41,128            10,738                 -            70,427

OTHER OPERATING COSTS
Selling, administrative and
  other                             283            14,637            24,739             5,130                 -            44,789
Merger costs                          -                 -               771                 -                 -               771
                                -------           -------          --------           -------          --------          --------
    Total Other Operating
      Costs                         283            14,637            25,510             5,130                 -            45,560
                                -------           -------          --------           -------          --------          --------

OPERATING INCOME (LOSS)            (283)            3,924            15,618             5,608                 -            24,867

OTHER (INCOME) EXPENSE
Interest expense                  1,896             4,550             2,297             1,232            (2,212)            7,763
Other (income) expense           (2,217)              111              (488)             (100)            2,212              (482)
                                -------           -------          --------           -------          --------          --------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                       38              (737)           13,809             4,476                 -            17,586

PROVISION FOR
  INCOME TAXES                        -              (263)            4,839             1,711                 -             6,287
                                -------           -------          --------           -------          --------          --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                    38              (474)            8,970             2,765                 -            11,299

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES      11,261            11,735             2,765                 -           (25,761)                -
                                -------           -------          --------           -------          --------          --------

NET INCOME                      $11,299           $11,261          $ 11,735           $ 2,765          $(25,761)         $ 11,299
                                =======           =======          ========           =======          ========          ========

                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                 Six-months Ended June 30, 1999
                                                        (in thousands)
                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                                Guarantor         Issuer         Subsidiaries      Subsidiaries          Elim.         Consolidated
                                ---------         ------         ------------      ------------          -----         ------------
NET SALES                       $     -          $189,275          $561,858          $128,330          $      -          $879,463

COST OF SALES                         -           146,466           434,481            91,509                 -           672,456
                                -------           -------          --------          --------          --------          --------

GROSS PROFIT                          -            42,809           127,377            36,821                 -           207,007

OTHER OPERATING COSTS               111            32,556            77,375            20,420                 -           130,462
                                -------           -------          --------          --------          --------          --------

OPERATING INCOME (LOSS)            (111)           10,253            50,002            16,401                 -            76,545

OTHER (INCOME) EXPENSE
Interest expense                  4,271            22,277             1,004             3,688            (4,424)           26,816
Other (income) expense           (4,423)             (444)             (539)              278             4,424              (704)
                                -------           -------          --------          --------          --------          --------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                       41           (11,580)           49,537            12,435                 -            50,433

PROVISION FOR
  INCOME TAXES                        -            (4,746)           21,462             3,961                 -            20,677
                                -------           -------          --------          --------          --------          --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                    41            (6,834)           28,075             8,474                 -            29,756

EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES       29,715            36,549             8,474                 -           (74,738)                -
                                -------           -------          --------          --------          --------          --------

NET INCOME                      $29,756          $ 29,715          $ 36,549          $  8,474          $(74,738)         $ 29,756
                                =======          ========          ========          ========          ========          ========

                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                 Six-months Ended June 30, 1998
                                                        (in thousands)
                                                                   Combined           Combined
                                Parent                            Guarantor         Nonguarantor
                               Guarantor          Issuer         Subsidiaries       Subsidiaries         Elim.         Consolidated
                               ---------          ------         ------------       ------------         -----         ------------
NET SALES                       $     -          $202,289          $397,797           $68,707          $      -           $668,793

COST OF SALES                         -           162,151           317,762            49,406                 -            529,319
                                -------          --------          --------           -------          --------           --------

GROSS PROFIT                          -            40,138            80,035            19,301                 -            139,474

OTHER OPERATING COSTS
Selling, administrative and
  other                             566            30,873            47,579             9,041                 -             88,059
Merger costs                          -                 -             3,002                 -                 -              3,002
                                -------          --------          --------           -------          --------           --------
      Total Other Operating
        Costs                       566            30,873            50,581             9,041                 -             91,061
                                -------          --------          --------           -------          --------           --------

OPERATING INCOME (LOSS)            (566)            9,265            29,454            10,260                 -             48,413

OTHER (INCOME) EXPENSE
Interest expense                  4,023             9,073             4,433             2,048            (4,424)            15,153
Other (income) expense           (4,430)              (82)             (945)              (52)            4,424             (1,085)
                                -------          --------          --------           -------          --------           --------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES                    (159)              274            25,966             8,264                 -             34,345

PROVISION FOR
   INCOME TAXES                       -               175            10,173             3,165                 -             13,513
                                -------          --------          --------           -------          --------           --------

INCOME (LOSS) BEFORE EQUITY
   IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES                 (159)               99            15,793             5,099                 -             20,832

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES      20,991            20,892             5,099                 -           (46,982)                 -
                                -------          --------          --------           -------          --------           --------

NET INCOME                      $20,832          $ 20,991          $ 20,892           $ 5,099          $(46,982)          $ 20,832
                                =======          ========          ========           =======          ========           ========

                             CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                  June 30, 1999
                                                 (in thousands)
                                                                   Combined        Combined
                                        Parent                     Guarantor     Nonguarantor
                                      Guarantor     Issuer       Subsidiaries    Subsidiaries         Elim.        Consolidated
                                      ---------     ------       ------------    ------------         -----        ------------
CURRENT ASSETS
Cash and cash equivalents             $      -    $   15,037       $(12,067)       $  7,627       $         -       $   10,597
Receivables, net                             -        19,120         89,671          46,179                 -          154,970
Investment in accounts receivable
   Securitization                            -           690          3,235               -                 -            3,925
Accounts receivable - other                  -         4,305          6,161           3,350                 -           13,816
Income tax receivable                        -        15,917              -             225           (13,230)           2,912
Inventories, net                             -        37,061         75,520          26,104                 -          138,685
Note receivable from Issuer            147,436             -              -               -          (147,436)               -
Other current assets                       187         9,640          9,691           1,865                 -           21,383
                                      --------    ----------       --------        --------       -----------       ----------
   Total current assets                147,623       101,770        172,211          85,350          (160,666)         346,288

INVESTMENT IN SUBSIDIARIES             339,312       810,548        183,459               -        (1,333,319)               -
PROPERTY, PLANT AND
   EQUIPMENT, NET                            -       115,700        292,307          97,954                 -          505,961
GOODWILL, NET                                -        51,369        256,362         113,360                 -          421,091
OTHER ASSETS, NET                        3,422        13,269          8,308           3,076                 -           28,075
                                      --------    ----------       --------        --------       -----------       ----------
TOTAL                                 $490,357    $1,092,656       $912,647        $299,740       $(1,493,985)      $1,301,415
                                      ========    ==========       ========        ========       ===========       ==========

CURRENT LIABILITIES
Accounts payable                      $      -    $   17,348       $ 70,177        $ 27,470       $         -         $114,995
Accrued compensation and vacation            -        13,127         28,277           7,238                 -           48,642
Other current liabilities                1,024        63,276        (42,576)         38,178           (13,230)          46,672
Note payable to Parent                       -       147,436              -               -          (147,436)               -
Current portion of long-term debt
   and capital leases                        -             5          3,969           5,364                 -            9,338
                                      --------    ----------       --------        --------       -----------       ----------
   Total current liabilities             1,024       241,192         59,847          78,250          (160,666)         219,647

LONG-TERM DEBT AND
   CAPITAL LEASES                      152,050       487,002          9,109          25,064                 -          673,225

DEFERRED INCOME TAXES                        -        19,527         26,103           9,635                 -           55,265
OTHER LONG-TERM
   LIABILITIES                               -         2,123          7,040           3,332                 -           12,495
                                      --------    ----------       --------        --------       -----------       ----------
   Total liabilities                   153,074       749,844        102,099         116,281          (160,666)         960,632
MINORITY INTEREST                            -         3,500              -               -                 -            3,500
SHAREHOLDERS' EQUITY                   337,283       339,312        810,548         183,459        (1,333,319)         337,283
                                      --------    ----------       --------        --------       -----------       ----------
TOTAL                                 $490,357    $1,092,656       $912,647        $299,740       $(1,493,985)      $1,301,415
                                      ========    ==========       ========        ========       ===========       ==========

                                CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                   December 31, 1998
                                                   (in thousands)
                                                                  Combined        Combined
                                        Parent                    Guarantor     Nonguarantor
                                      Guarantor      Issuer     Subsidiaries    Subsidiaries         Elim.        Consolidated
                                      ---------      ------     ------------    ------------         -----        ------------
CURRENT ASSETS
Cash and cash equivalents             $      -      $  6,952      $ (7,311)       $  1,734       $         -       $    1,375
Receivables, net                             -        13,607        91,148          25,768                 -          130,523
Investment in accounts receivable
   securitization                            -         6,114        40,955               -                 -           47,069
Accounts receivable - other                  -         3,981         7,593           1,112                 -           12,686
Income tax receivable                        -        43,908             -               -           (33,193)          10,715
Inventories, net                             -        39,267        60,286          14,578                 -          114,131
Note receivable from Issuer            147,436             -             -               -          (147,436)               -
Other current assets                       116         8,515         7,935           2,785                 -           19,351
                                      --------      --------      --------        --------       -----------       ----------
   Total current assets                147,552       122,344       200,606          45,977          (180,629)         335,850

INVESTMENT IN SUBSIDIARIES             301,447       609,661        76,104               -          (987,212)               -
PROPERTY, PLANT AND
   EQUIPMENT, NET                            -       121,733       249,002          66,997                 -          437,732
GOODWILL, NET                                -        59,900       210,067          52,182                 -          322,149
OTHER ASSETS, NET                        3,902        13,111        15,155              57                 -           32,225
                                      --------      --------      --------        --------       -----------       ----------
TOTAL                                 $452,901      $926,749      $750,934        $165,213       $(1,167,841)      $1,127,956
                                      ========      ========      ========        ========       ===========       ==========

CURRENT LIABILITIES
Accounts payable                      $      -      $ 18,171      $ 56,441        $ 12,411       $         -       $   87,023
Accrued compensation and vacation            -        12,320        23,926           5,155                 -           41,401
Other current liabilities                1,476        26,759        16,953          35,197           (33,193)          47,192
Note payable to Parent                       -       147,436             -               -          (147,436)               -
Current portion of long-term debt
   and capital leases                        -             5         2,796           5,235                 -            8,036
                                      --------      --------      --------        --------       -----------       ----------
   Total current liabilities             1,476       204,691       100,116          57,998          (180,629)         183,652

LONG-TERM DEBT AND
   CAPITAL LEASES                      152,050       393,004        15,415          22,958                 -          583,427

DEFERRED INCOME TAXES                        -        19,890        20,078           7,566                 -           47,534
OTHER LONG-TERM
   LIABILITIES                               -         4,217         5,664             587                 -           10,468
                                      --------      --------      --------        --------       -----------       ----------
   Total liabilities                   153,526       621,802       141,273          89,109          (180,629)         825,081
MINORITY INTEREST                            -         3,500             -               -                 -            3,500
SHAREHOLDERS' EQUITY                   299,375       301,447       609,661          76,104          (987,212)         299,375
                                      --------      --------      --------        --------       -----------       ----------
TOTAL                                 $452,901      $926,749      $750,934        $165,213       $(1,167,841)      $1,127,956
                                      ========      ========      ========        ========       ===========       ==========

                                  CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                           Six-months ended June 30, 1999
                                                   (in thousands)
                                                                  Combined        Combined
                                        Parent                    Guarantor     Nonguarantor
                                      Guarantor      Issuer     Subsidiaries    Subsidiaries         Elim.        Consolidated
                                      ---------      ------     ------------    ------------         -----        ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES                $ 4,251     $  72,358     $  (8,941)       $  6,982         $       -        $  74,650
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of cash
         acquired                            -             -       (73,548)        (89,021)                -         (162,569)
      Capital expenditures                   -        (4,971)      (30,290)         (4,432)                -          (39,693)
      Investment in subsidiaries             -      (158,313)      (91,649)              -           249,962                -
      Other investing activities        (4,954)            1         4,898             936               703            1,584
                                       -------     ---------     ---------        --------         ---------        ---------
         Net cash used in investing
            activities                  (4,954)     (163,283)     (190,589)        (92,517)          250,665         (200,678)
CASH FLOWS FROM FINANCING ACTIVITIES
      Changes due to accounts
         receivable securitization,
         net                                 -         5,434        37,788               -                 -           43,222
      Net proceeds from common stock
         issuance                          703             -             -               -                 -              703
      Proceeds from long-term debt           -       232,000             -           9,805                 -          241,805
      Repayments of long-term debt and
         capital lease obligations           -      (138,010)       (1,472)        (10,022)                -         (149,504)
      Investment by parent                   -           703       158,313          91,649          (250,665)               -
      Other financing activities             -        (1,117)          145               -                 -             (972)
                                       -------     ---------     ---------        --------         ---------        ---------
         Net cash provided by
            financing activities           703        99,010       194,774          91,432          (250,665)         135,254
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                   -             -             -              (4)                -               (4)
                                       -------     ---------     ---------        --------         ---------        ---------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                               -         8,085        (4,756)          5,893                 -            9,222
BALANCE AT BEGINNING OF YEAR                 -         6,952        (7,311)          1,734                 -            1,375
                                       -------     ---------     ---------        --------         ---------        ---------
BALANCE AT END OF YEAR                 $     -     $  15,037     $ (12,067)       $  7,627         $       -        $  10,597
                                       =======     =========     =========        ========         =========        =========

                                  CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                           Six-months ended June 30, 1998
                                                   (in thousands)
                                                                  Combined        Combined
                                        Parent                    Guarantor     Nonguarantor
                                      Guarantor      Issuer     Subsidiaries    Subsidiaries         Elim.        Consolidated
                                      ---------      ------     ------------    ------------         -----        ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES               $  1,094     $ (32,207)    $   8,759        $  47,300        $       -        $  24,946
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of
         cash acquired                     (90)       (9,612)     (211,004)         (33,917)               -         (254,623)
      Capital expenditures                   -        (9,549)      (18,604)          (3,102)               -          (31,255)
      Investment in subsidiaries       (92,268)     (282,421)      (30,000)               -          404,689                -
      Other investing activities        (1,259)            -         1,565              384                -              690
                                      --------     ---------     ---------        ---------        ---------        ---------
         Net cash used in investing
            activities                 (93,617)     (301,582)     (258,043)         (36,635)         404,689         (285,188)
CASH FLOWS FROM FINANCING ACTIVITIES
      Changes due to accounts
         receivable securitization,
         net                                 -         1,041         5,904                -                -            6,945
      Net proceeds from common stock
         issuance                       92,268             -             -                -                -           92,268
      Proceeds from long-term debt           -       210,000           213          126,917                -          337,130
      Repayments of long-term debt
         and capital lease
         obligations                         -           (43)      (35,109)        (150,940)               -         (186,092)
      Investment by parent                   -        92,268       282,421           30,000         (404,689)               -
      Other financing activities             -             -        (3,658)               -                -           (3,658)
                                      --------     ---------     ---------        ---------        ---------        ---------
         Net cash provided by
            financing activities        92,268       303,266       249,771            5,977         (404,689)         246,593
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                   -             -             -           (2,301)               -           (2,301)
                                      --------     ---------     ---------        ---------        ---------        ---------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                            (255)      (30,523)          487           14,341                -          (15,950)
BALANCE AT BEGINNING OF YEAR               256        41,483          (920)              92                -           40,911
                                      --------     ---------     ---------        ---------        ---------        ---------
BALANCE AT END OF YEAR                $      1     $  10,960     $    (433)       $  14,433        $       -        $  24,961
                                      ========     =========     =========        =========        =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following should be read in conjunction with the consolidated historical financial statements and related notes of Mail-Well, Inc. and its subsidiaries (the "Company") included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to the following:

     * availability of acquisition opportunities and their related costs
     *  ability to obtain productivity savings
     * ability to achieve cost savings from integration of acquisitions
     *  ability to obtain additional financing
     *  interest and foreign currency exchange rates
     * paper and other raw material costs and the ability to pass paper costs on to customers
     *  postage rates and other changes in the direct mail industry
     *  general labor conditions

This entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

OVERVIEW, HISTORICAL FINANCIAL DATA BY SEGMENT (IN THOUSANDS)

        The following table presents historical financial data by segment, including acquisitions from their purchase dates. The Commercial Printing results include those of the merged businesses described in Note 2 to the Consolidated Financial Statements (accounted for under the pooling of interests method), except that the results of IPC Graphics have been included with the Printing for Distributors segment beginning January 1, 1997. The results for 1998 have been restated to reflect the combination of the High Impact Color Printing segment with the Commercial Printing segment. In addition, amounts were reclassified from Envelopes to Commercial Printing for transfers of a business unit.

                                             QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             ----------------------    -------------------------
                                              1999           1998          1999         1998
                                              ----           ----          ----         ----
Net sales
   Commercial Printing                      $165,860       $115,685      $349,659     $215,178
   Envelopes                                 180,994        184,467       379,869      375,126
   Printing for Distributors                  39,066         28,602        71,942       53,159
   Labels                                     53,126         21,305        77,993       25,330
                                            --------       --------      --------     --------
Total net sales                             $439,046       $350,059      $879,463     $668,793
                                            ========       ========      ========     ========
Operating income
   Commercial Printing                      $ 13,321         $4,776      $ 27,234     $ 10,529
   Envelopes                                  23,619         19,869        48,736       41,353
   Printing for Distributors                   3,792          2,508         6,549        4,209
   Labels                                      3,941          1,661         5,622        1,924
   Corporate                                  (5,756)        (3,176)      (11,596)      (6,600)
   Merger costs                                    -           (771)            -       (3,002)
                                            --------       --------      --------     --------
Total operating income                        38,917         24,867        76,545       48,413
Interest expense                             (14,049)        (7,763)      (26,816)     (15,153)
Other income (expense)                           528            482           704        1,085
Income tax expense                           (10,412)        (6,287)      (20,677)     (13,513)
                                            --------       --------      --------     --------
Net income                                  $ 14,984       $ 11,299      $ 29,756     $ 20,832
                                            ========       ========      ========     ========

     Net sales for the quarter ended June 30, 1999 increased 25.4% to $439.0 million compared to net sales of $350.1 million for the quarter ended June 30, 1998. This increase in net sales was attributable to sales from companies acquired during 1999, a full quarter of sales from companies acquired during 1998 and internal growth in each segment. Gross profit of $107.4 million for the quarter ended June 30, 1999 represents a 52.4% increase over the quarter ended June 30, 1998. Expressed as a percent of net sales, gross profit increased by 430 basis points (BP) to 24.4% for the quarter ended June 30, 1999 compared to 20.1% for the quarter ended June 30, 1998 primarily due to the Company's productivity improvements, the impact of purchasing programs and benefits from restructuring initiatives. Expressed as a percent of net sales, selling, administrative and other expense increased 260 BP to 15.6% for the quarter ended June 30, 1999 from 13.0% in quarter ended June 30, 1998. The increase was mainly due to increased amortization expense, the impact of acquisitions and an increase in corporate administrative expense attributable to expanded treasury and finance operations. Operating income increased 56.5% from the quarter ended June 30, 1998.

     Earnings for the quarter ended June 30, 1999 increased 32.6% to $15.0 million from $11.3 million in the second quarter of the prior year. Earnings per diluted share increased 27.3% to $0.28 in the quarter ended June 30, 1999 from $0.22 in 1998.

     Net sales for the six-months ended June 30, 1999 increased 31.5% to $879.5 million compared to net sales of $668.8 million for the six-months ended June 30, 1998. This increase in net sales was attributable to sales from companies acquired during 1999, a full six-months of sales from companies acquired during 1998 and internal growth in each segment. Gross profit of $207.0 million for the six-months ended June 30, 1999 represents a 48.4% increase over the six-months ended June 30, 1998. Expressed as a percent of net sales, gross profit increased by 260 BP to 23.5% for the six-months ended June 30, 1999 compared to 20.9% for the six-months ended June 30, 1998 primarily due to the Company's productivity improvements, the impact of purchasing programs and benefits from restructuring initiatives. Expressed as a percent of net sales, selling, administrative and other expense increased 120 BP to 14.8% for the six-months ended June 30, 1999 from 13.6% in six-months ended June 30, 1998. The increase was mainly due to increased amortization expense, the impact of acquisitions and an increase in corporate administrative expense attributable to expanded treasury and finance operations. Operating income increased 58.1% from the six-months ended June 30, 1998.

     Earnings for the six-months ended June 30, 1999 increased 42.8% to $29.8 million from $20.8 million in the six-month period of the prior year. Earnings per diluted share increased 33.3% to $0.56 in the six-months ended June 30, 1999 from $0.42 in 1998.

     RESTRUCTURING CHARGES -- In November 1998 the Company committed to implement a restructuring program affecting the Envelopes and Commercial Printing segments and recorded a pre-tax provision of $16.0 million, of which $11.7 million represents non-cash charges for asset write-offs and impairments. The Company also incurred $0.5 million of costs in each of the quarters ended March 31, 1999 and June 30, 1999 relating to the relocation of equipment which under generally accepted accounting principles could not be previously accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. For more information on these charges please refer to Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 and Note 5 of the Financial Statements included in this Form 10-Q.

   RESULTS OF OPERATIONS FOR SIGNIFICANT BUSINESS SEGMENTS

Commercial Printing

QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

     NET SALES -- Net sales increased by $50.2 million (43.4%) for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, primarily due to acquisitions in 1998 and 1999. Without acquisitions and the loss of sales from businesses we planned to exit, volume gains (offset by declining paper prices) were up 4%.

     OPERATING INCOME -- The majority of the increase in operating income from $4.8 million to $13.3 million in the quarter ended June 30, 1999 was due to improvements in gross margins. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distribution costs. Total cost of sales, as a percent of sales, decreased from 81.6% for the quarter ended June 30, 1998 to 77.5% for the quarter ended June 30, 1999. This decline was primarily due to the impact of the benefits from new acquisitions adopting our corporate purchasing programs and continuous improvement initiatives.

SIX-MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX-MONTHS ENDED JUNE 30,
1998

     NET SALES -- Net sales increased by $134.5 million (62.5%) for the six-months ended June 30, 1999 compared to the six-months ended June 30, 1998, primarily due to acquisitions in 1998 and 1999. Without acquisitions net sales were essentially unchanged as volume gains were offset by declining paper prices.

     OPERATING INCOME -- The majority of the increase in operating income from $10.5 million to $27.2 million in the six-months ended June 30, 1999 was due to improvements in gross margins. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distribution costs. Total cost of sales, as a percent of sales, decreased from 80.6% for the six-months ended June 30, 1998 to 77.9% for the six-months ended June 30, 1999. This decline was primarily due to the impact of the benefits from new acquisitions adopting our corporate purchasing programs and continuous improvement initiatives.

Envelopes

QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

     NET SALES -- Net sales decreased by $3.5 million (1.9%) for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Paper cost changes have historically been passed through to the customer. Adjusting for a decrease in paper prices (approximately 14% change in paper material costs) revenues increased 5%. Half of the increase was attributable to real revenue growth and the other half was attributable to acquisitions. As the Company has grown and implemented its restructuring initiatives, by expanding into multiple markets and changing markets, mix is significantly impacted by the various products and geographical locations served. Therefore, it is difficult to quantify the change in sales due to volume/price/mix.

     OPERATING INCOME -- The majority of the increase in operating income from $19.9 million to $23.6 million in the quarter ended June 30, 1999 was due to improvements in gross margins. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distributions costs. Total cost of sales, as a percent of sales, decreased from 78.3% for the quarter ended June 30, 1998 to 73.8% for the quarter ended June 30, 1999. The decrease was due to the positive benefits of the Company's restructuring plan and the impact of purchasing and productivity programs.

SIX-MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX-MONTHS ENDED JUNE 30,
1998

     NET SALES -- Net sales increased by $4.8 million (1.3%) for the six-months ended June 30, 1999 compared to the six-months ended June 30, 1998. Adjusting for acquisitions and a decrease in paper prices, which are passed on to customers, (approximately 17% change in paper material costs) revenues were up 3.8%.

     OPERATING INCOME -- The majority of the increase in operating income from $41.4 to $48.7 in the six months ended June 30, 1999 was due to improvements in gross margins. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distributions costs. Total cost of sales, as a percent of sales, decreased from 77.7% for the six-months ended June 30, 1998 to 74.5% for the six-months ended June 30, 1999. The decrease was due to the positive benefits of the Company's restructuring plan and the impact of purchasing and productivity programs.

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

     Corporate expenses for the quarter and six-months ended June 30, 1999 increased $2.6 million and $5.0 million, respectively, compared to 1998 as a result of increases in amortization expense and corporate administrative expense. Amortization expense increased as a result of the acquisitions made in the year ended December 31, 1998 and the six-months ended June 30, 1999. The increase in corporate administrative expense was attributable to expanded treasury and finance operations.

     MERGER COSTS -- Effective May 30, 1998, the Company completed its mergers with six commercial printing companies and one printing for distributor company through the exchange of common stock. In connection with the mergers, transaction costs incurred of $3.0 and $0.8 million were expensed in the six-months and quarter ended June 30, 1998, respectively. These costs consist primarily of investment banking, legal and accounting fees. For more information on these mergers please refer to Note 2 of the Notes to Consolidated Financial Statements.

     INTEREST EXPENSE -- Interest expense for the quarter ended June 30, 1999 increased $6.2 million compared to the quarter ended June 30, 1998. Interest expense for the six-months ended June 30, 1999 increased $11.6 million compared to the six-months ended June 30, 1998. Both increases occurred as a result of higher average bank debt balances, primarily due to acquisitions, and a slight increase in the overall average borrowing rate. The Company continued to participate in its accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million until November 2001. At June 30, 1999 and 1998, $96.0 million and $84.5 million, respectively, had been sold under this agreement. In July 1999, the Company closed out this securitization agreement and entered into a new accounts receivable securitization facility. The Company entered into a five-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $150.0 million. The receivables were sold at a discount slightly above the prevailing commercial paper rate, plus certain other fees.

     INCOME TAX EXPENSE -- The effective tax rate for all periods was higher than the federal statutory rate due to state and provincial income taxes and certain goodwill amortization that is not tax deductible. See Notes 2 and 9 of the Notes to Consolidated Financial Statements included in the Company's 1998 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL CASH FLOW -- Net cash flow provided by operating activities was $74.7 million and $24.9 million for the six-months ended June 30, 1999 and 1998, respectively. Acquisitions required cash payments of $162.6 million and $254.6 million for the six-months ended June 30, 1999 and 1998, respectively. Other investing activities include capital expenditures, which were $38.1 million and $30.6 million for the six-months ended June 30, 1999 and 1998, respectively. Net cash flow from financing activities was positively affected by the increase in receivables sold under the securitization agreement through June 30, 1999 and 1998 of $43.2 million and $6.9 million, respectively.

     At June 30, 1999, the Company had approximately $113.0 million of available credit under the $300.0 million Bank of America credit facility. In addition, at June 30, 1999, the Company had sold $96 million of receivables under the $100.0 million securitization facility.

     SECURITIES OFFERINGS -- The Company has an effective shelf registration statement on Form S-3 that permits the Company to issue debt securities, common stock, preferred stock or warrants. At June 30, 1999, there was availability remaining to issue approximately $52.0 million of securities under the shelf registration statement.

     In December 1998 the Company's wholly-owned operating subsidiary, Mail-Well I Corporation, issued $300.0 million in aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 (the "Senior Notes"). The Senior Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. In June 1999 Mail-Well I completed an exchange offer whereby it exchanged $300 million in aggregate principal amount of 8 3/4% Series B Senior Subordinated Notes due 2008 for all of the outstanding Senior Notes in a transaction registered under the Securities Act.

     FOREIGN CURRENCY -- With the strengthening U.S. Dollar, the Company's foreign currency exposure primarily relates to its Canadian operations. Net sales provided by the Canadian operations for the six-months ended June 30, 1999 and 1998 was USD $95.4 million and USD $68.8 million, respectively. The impact of the change in Canadian Dollar exchange rates was minimal.

     SEASONALITY AND ENVIRONMENT -- As the Company expands its operations into more commercial printing and labels segments, it has become more impacted by seasonality. Management expects the first and third quarter to report higher sales for the Commercial Printing segment because of annual report and car brochure business. In addition, the third quarter is traditionally the strongest for the Labels segment.

     The effects of environmental matters had no material financial impact on the historical operations of the Company and are not expected to have a material effect on the Company's liquidity and capital resources.

RECENT DEVELOPMENTS

     On August 4, 1999, the Company purchased Enterprise Press, a commercial printer in New York, NY, with annual sales of approximately $23.0 million. On August 6, 1999, the Company purchased Direct Graphics, Inc., which specializes in direct mail printing and services. The Sidney, Ohio-based company reported 1998 sales of $21.0 million.

     On July 2, 1999, the Company announced that Gary H. Ritondaro has been named Senior Vice President and CFO of Mail-Well, Inc., succeeding Michael A. Zawalski whom became President and CEO of Mail-Well Label.
On July 7, 1999, we announced that David H. Holt was appointed President and CEO of the Printing for Distributors segment.

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

     CORE COMPUTER SYSTEMS

     The Company completed an assessment of its existing computer systems in 1997 and expected to spend and capitalize approximately $9 to $11 million through 1999 to purchase and install new systems. The new systems are Y2K compliant. These costs are being funded through operating cash flows. Several computer systems were due to be replaced but were accelerated because of the Year 2000 issue. Through June 30, 1999, approximately $9.4 million of the estimated $10 to $12 million has been capitalized. The amount expected to be capitalized has been increased due to acquisitions and other projects, which were subsequently added.

     Through June 1999, 72% of the core systems are compliant. System replacements are in the implementation phase at all remaining divisions; i.e., hardware and network equipment is operational, software is in place, and project teams are working on training and transition. The Company has met all of its core computer systems replacement goals to date and expects to complete the remainder by the end of the third quarter.

     NETWORKING AND COMMUNICATIONS

     The Company is also taking actions required to minimize the risk that its remaining business critical networking and communications systems will be disrupted with respect to dating in the year 2000. The Company has completed or is engaged in the process of updating, replacing and testing certain of its network operating systems and network equipment and firmware so as to operate without disruption due to year 2000 issues. These actions are scheduled to be completed through the third quarter of 1999 and, based on current information available, the Company does not anticipate the costs of remedial actions, which are being expensed as incurred, will be material.

     ANCILLARY SYSTEMS AND VERIFICATION WITH KEY SUPPLIERS

     The Company has completed an inventory of year 2000 sensitive devices, plant machinery and desktop software. The Company has also completed a listing of business critical suppliers, such as paper and ink suppliers. All such suppliers have been identified and contacted for information on their actions to mitigate Year 2000 disruptions. Results of the supplier surveys, of both device and manufacturing suppliers, and follow-up mailings are reflected in contingency planning at each division. Based on the information received through June 30, 1999, management does not believe costs to replace year 2000 sensitive devices, plant machinery and desktop software will exceed $1.5 million, which management does not consider to be material to our financial condition or cash flow.

     What is the Company doing about contingency planning?

     Every location of the Company is required to prepare a contingency plan and to file it with the Mail-Well Y2K Office. The contingency guidelines to be followed will address the following issues, among others:

     *  Response to and recovery from Y2K related failures
     *  Raw materials inventory stocking levels and alternative sources
     *  Review of disaster recovery plans
     * Comprehensive system backup procedures to preserve 1999 data at year-end
     *  Availability of key staff on-site during the New Year's weekend
     *  Coordination of planning with other Mail-Well plants

     What are the risks of the Company's Year 2000 issues?

     The Company presently believes it has an effective plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, the Company does not properly identify Year 2000 issues or the resolution is not timely conducted for those Year 2000 issued identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key third parties to achieve Year 2000 compliance on a timely basis cannot be reasonably estimated at this time. The Company expects to complete a contingency plan to deal with the most reasonably likely worst case scenario during the third quarter of 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement, which will be effective for the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Although the Company believes it has a minimal current level of hedging and derivative activity, it has not determined the impact of this statement on its operations and financial position.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the Company expensed all internal use software related internal costs as incurred. The effect of adopting the SOP was immaterial to the quarter and six-months ended June 30, 1999 and is not expected to have a material impact on earnings going forward.


ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (US$ 24,239,000 at June 30, 1999) and the interest rate risk for the investment in accounts receivable securitization ($3,925,000 at June 30, 1999) are not considered to be significant since the fair values and carrying values are not material to the Company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements include rates variable with LIBOR. As of June 30, 1999, $187 million of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates. See Item 7A of the Company's 1998 Form 10-K for quantitative and qualitative disclosures about market risk. No significant changes in market risk have occurred since that filing.

PART II--OTHER INFORMATION

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On May 5, 1999, the Company held its Annual Meeting of
Stockholders, at which the following matters were voted upon:

     ELECTION OF DIRECTORS--The following individuals were re-elected to the Board of Directors by the following vote:
                                      For             Withhold
                                      ---             --------
          Frank P. Diassi          29,617,495          68,671
          Frank J. Hevrdejs        29,617,965          68,201
          Gerald F. Mahoney        29,586,918          99,248
          Jerome W. Pickholz       29,626,416          59,750
          Paul V. Reilly           29,599,514          86,652
          William R. Thomas        29,626,795          59,371

     The following individual was elected to the Board of Directors by the following vote:

                                      For             Withhold
                                      ---             --------
          Janice C. Peters         29,624,848          61,318

     SELECTION OF AUDITORS--The selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending 1999 was ratified by the following vote: 29,524,909 For, 123,800 Against, 37,457 Abstentions.

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

10.2 Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from Exhibit
          10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4 Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.
10.5 Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7, 1997 - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.6 Form of 1994 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.
10.7 Form of the Company Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8 Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc.,
          Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser-incorporated by reference from Exhibit 10.39 of the Company's Annual Report on Form
          10-K for the year ended December 31, 1996.
10.9 Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 1996 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee-incorporated by reference from Exhibit
          10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.10 Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables
          Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as Trustee on behalf of the Series 1996-1 Certificateholders-incorporated by reference from Exhibit 10.41 of the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996.
10.11 Series 1996-1 Certificate Purchase Agreement dated as of November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables Corporation, as Purchaser, Norwest Bank Colorado, National Association, as Trustee, and Mail-Well I Corporation, as Servicer-incorporated by reference from Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.12 Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997
10.13 1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.14 Mail-Well, Inc. 1998 Incentive Stock Option Plan -- incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15 Form of 1998 Incentive Stock Option Agreement -- incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16 Credit Agreement dated as of March 16, 1998 among Mail-Well I Corporation, certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto Agreement -- incorporated by reference from Exhibit 10.60 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.17   Credit Agreement dated as of March 16, 1998 among Supremex
          Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto -- incorporated by reference from
          Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.18 Participation Agreement dated as of December 15, 1997 among Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto -- incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.19 Equipment Lease dated as of December 15, 1997 among Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto -- incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.20   Guaranty Agreement dated as of December 15, 1997 among Mail-
          Well, Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto -- incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.21   Purchase Agreement dated as of December 15, 1997 among Mail-
          Well I Corporation and Poser Business Forms, Inc. and other Selling Shareholders party thereto -- incorporated by reference from the Company's report on Form 8-K dated
          January 6, 1998.
10.22   Asset Purchase Agreement dated as of January 31, 1998 among
          Lawson Mardon Packaging USA, Inc (USA) -- incorporated by reference from the Company's report on Form 8-K dated March
          10, 1998.
10.23 Asset Purchase Agreement dated as of January 31, 1998 among 3014597 Nova Scotia Company and Lawson Mardon Packaging Inc. (Canada) -- incorporated by reference from the Company's report on Form 8-K dated March 10, 1998.
10.24 Purchase Agreement dated December 11, 1998, between MWI and Donaldson, Lufkin & Jenrette Securities Corporation,
          Prudential Securities, Incorporated, Bear, Stearns & Co.,
          Inc. and Hanifen, Imhoff Inc., as Initial Purchasers, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior subordinated Notes due 2008 -- incorporated by reference from Exhibit 10.27 of the Company's Annual Report on form 10-K for the year ended December 31, 1998.
10.25 Registration Rights Agreement dated December 16, 1998 by and among MWI and Donaldson, Lufkin & Jenrette Securities Corporation, Prudential Securities, Incorporated, Bear,
          Stearns & co., Inc. and Hanifen, Imhoff Inc., as Initial Purchasers, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior subordinated Notes due 2008 -- incorporated by reference from Exhibit 10.27 of the Company's Annual Report on form 10-K for the year ended
          December 31, 1998.
27.1<F*>  Financial Data Schedule for six-months ended June 30, 1999


[FN]
-----------
<F*> Filed herewith.

          (b) Reports on Form 8-K

       A report on Form 8-K was filed on April 22, 1999, announcing the financial results of the company for the quarter ending March 31, 1999.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAIL-WELL, INC.
                              (Registrant)


                              By /s/ Gerald F. Mahoney
                                 ---------------------------------
Date: August 13, 1999                  Gerald F. Mahoney
                                       Chairman of the Board/
                                       Chief Executive Officer


                              By /s/ Gary H. Ritondaro
                                 ---------------------------------
Date: August 13, 1999                  Gary H. Ritondaro
                                       Senior Vice President,
                                       Chief Financial Officer