Form 10-Q
period 1999-09-30
MAIL WELL INC
filed 1999-11-12
CIK 920321

========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

         /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999


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

                           Yes  /X/  No  / /

      As of November 8, 1999, the Registrant had 49,194,236 shares of Common Stock, $0.01 par value, outstanding.


========================================================================

                             SCHEDULE OF ADDITIONAL AFFILIATE ISSUERS AND/OR GUARANTORS

    Exact Name of Guarantor                                        Primary Standard              I.R.S. Employer
    Registrants as Specified in                    State of            Industrial                Identification
    Their Respective Charters                      Formation     Classification Number               Number
    -------------------------                      ---------     ---------------------               ------
Mail-Well I Corporation                            Delaware              2677                      84-1250534
Graphics Arts Center, Inc.                         Delaware              2752                      93-1008554
Mail-Well Commercial Printing, Inc.                Delaware              2752                      84-1461875
Mail-Well Canada Holdings, Inc.                    Delaware              6719                      84-1313090
Mail-Well Label Holdings, Inc.                     Colorado              6719                      84-1449291
Mail-Well Label USA, Inc.                          Colorado              2752                      84-1449292
Mail-Well West, Inc.                               Delaware              2677                      84-1313079
Mail-Well I Corporation                            Colorado              2677                      84-1250533
Murray Envelope Holdings, Inc.                     Colorado              6719                      84-1421627
Murray Envelope Corporation                        Mississippi           2677                      64-0271038
N-M Envelope, Inc.                                 Mississippi           2677                      64-0840384
National Graphics Company                          Colorado              2761                      84-0692676
Poser Business Forms, Inc.                         Delaware              2761                      75-2195786
Wisco II, L.L.C.                                   Delaware              2677                      84-1313080


                         MAIL-WELL, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS


------------------------------------------------------------------------------------

                                                                             PAGE
                                                                             ----
Part I -             FINANCIAL INFORMATION

            Item 1.  Financial Statements                                       4
            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    23
            Item 3.  Quantitative and Qualitative Disclosures About
                        Market Risk                                            29

Part II -            OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                          29


Signature Page                                                                 32


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    MAIL-WELL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                         (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                             ------------------       -----------------
CURRENT ASSETS                                                   (UNAUDITED)
   Cash and cash equivalents                                     $    5,147              $    1,375
   Receivables, net                                                  91,328                 130,523
   Investment in accounts receivable securitization                  92,891                  47,069
   Accounts receivable -- other                                      15,442                  12,686
   Income tax receivable                                                  -                  10,715
   Inventories, net                                                 139,771                 114,131
   Other current assets                                              23,120                  19,351
                                                                 ----------              ----------
      Total current assets                                          367,699                 335,850
PROPERTY, PLANT AND EQUIPMENT, NET                                  522,448                 437,732
GOODWILL, NET                                                       443,978                 322,149
OTHER ASSETS, NET                                                    26,137                  32,225
                                                                 ----------              ----------
TOTAL                                                            $1,360,262              $1,127,956
                                                                 ==========              ==========


CURRENT LIABILITIES
   Accounts payable                                              $  134,486              $   87,023
   Accrued compensation and vacation                                 53,151                  41,401
   Other current liabilities                                         61,852                  47,192
   Current portion of long-term debt and capital leases               9,954                   8,036
                                                                 ----------              ----------
      Total current liabilities                                     259,443                 183,652
LONG-TERM DEBT AND CAPITAL LEASES                                   672,558                 583,427
DEFERRED INCOME TAXES                                                58,688                  47,534
OTHER LONG-TERM LIABILITIES                                          11,491                  10,468
                                                                 ----------              ----------
      Total liabilities                                           1,002,180                 825,081

MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY                   3,500                   3,500

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 25,000 shares authorized,
      none issued and outstanding                                        -                       -
   Common stock, $0.01 par value; 100,000,000 shares authorized,
      48,978,543 and 48,846,904 shares issued and outstanding,
      respectively                                                      490                     488
   Paid-in capital                                                  217,851                 217,218
   Retained earnings                                                137,997                  90,740
   Accumulated other comprehensive income (loss)                     (1,756)                 (9,071)
                                                                 ----------              ----------
      Total shareholders' equity                                    354,582                 299,375
                                                                 ----------              ----------
TOTAL                                                            $1,360,262              $1,127,956
                                                                 ==========              ==========

                        See notes to unaudited consolidated financial statements.

                                              MAIL-WELL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 ------------------                   -----------------
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    -------------                       -------------
                                                              1999              1998             1999              1998
                                                              ----              ----             ----              ----
NET SALES                                                  $  492,787        $  404,143       $ 1,372,250       $ 1,072,936

COST OF SALES                                                 379,773           318,521         1,052,229           847,840
                                                           ----------        ----------       -----------       -----------

GROSS PROFIT                                                  113,014            85,622           320,021           225,096

OTHER OPERATING COSTS

   Selling, administrative and other                           68,557            53,175           199,019           141,234

   Merger costs                                                     -               284                 -             3,286
                                                           ----------        ----------       -----------       -----------

      Total other operating costs                              68,557            53,459           199,019           144,520
                                                           ----------        ----------       -----------       -----------

OPERATING INCOME                                               44,457            32,163           121,002            80,576

OTHER (INCOME) EXPENSE

   Interest expense                                            14,729            10,979            41,545            26,132

   Other (income) expense                                          64               (49)             (640)           (1,134)
                                                           ----------        ----------       -----------       -----------

INCOME BEFORE INCOME TAXES                                     29,664            21,233            80,097            55,578

PROVISION FOR INCOME TAXES                                     12,163             8,510            32,840            22,023
                                                           ----------        ----------       -----------       -----------

NET INCOME                                                 $   17,501        $   12,723       $    47,257       $    33,555
                                                           ==========        ==========       ===========       ===========



EARNINGS PER SHARE - BASIC                                 $     0.36        $     0.27       $      0.97       $      0.73

EARNINGS PER SHARE - DILUTED                               $     0.32        $     0.25       $      0.88       $      0.67

WEIGHTED AVERAGE SHARES - BASIC                                48,972            47,004            48,923            45,722

WEIGHTED AVERAGE SHARES - DILUTED                              58,401            56,804            58,323            55,797


                                  See notes to unaudited consolidated financial statements.

                                      MAIL-WELL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                   -----------------
                                                                                     SEPTEMBER  30,
                                                                                     --------------

                                                                                 1999              1998
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $  47,257         $  33,555
   Adjustments to reconcile net income to cash provided by operations
      Depreciation and amortization                                              42,769            29,279
      Deferred income taxes                                                       9,195             8,882
      Other                                                                        (967)              138
   Changes in operating assets and liabilities, net of effects of acquired businesses:
      Receivables                                                               (42,028)          (24,395)
      Inventories                                                               (11,417)            2,202
      Accounts payable                                                           17,392             3,835
      All other assets and other liabilities                                     25,703            (6,787)
                                                                              ---------         ---------
Net cash provided by operating activities                                        87,904            46,709

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired                                     (193,372)         (313,431)
   Capital expenditures                                                         (62,850)          (49,421)
   Other investing activities                                                     2,854               586
                                                                              ---------         ---------

      Net cash used in investing activities                                    (253,368)         (362,266)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in accounts receivable securitization, net                            77,400             4,800
   Net proceeds from common stock issuance                                          672            92,476
   Proceeds from long-term debt                                                 322,040           372,770
   Repayments of long-term debt and capital leases                             (229,550)         (187,015)
   Other financing activities                                                    (1,433)           (3,746)
                                                                              ---------         ---------

      Net cash provided by financing activities                                 169,129           279,285

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             107            (1,612)
                                                                              ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           3,772           (37,884)
BALANCE AT BEGINNING OF PERIOD                                                    1,375            40,911
                                                                              ---------         ---------

BALANCE AT END OF PERIOD                                                      $   5,147         $   3,027
                                                                              =========         =========



                          See notes to unaudited consolidated financial statements.

                    MAIL-WELL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (collectively referred to as the "Company") is one of the largest printers in North America. The Company is a leading commercial printer in the United States and manufactures and prints envelopes in the United States and Canada. The Company is also a printer of custom business documents for the distributor market and a printer of labels for the food and beverage industry.

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

     INVENTORIES -- Detail of inventories, in thousands:

                                                              SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                              ------------------     -----------------
         Raw materials                                             $ 56,858               $ 45,720
         Work in process                                             27,031                 22,089
         Finished goods                                              60,804                 49,256
         Reserve for obsolescence, loss and other                    (4,922)                (2,934)
                                                                   --------               --------
                                                                   $139,771               $114,131
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

     OTHER COMPREHENSIVE INCOME -- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was adopted January 1, 1998. This statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. A summary of comprehensive income follows:

                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            ------------------                         -----------------
                                                  SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                  ------------------   ------------------   ------------------   ------------------
     (in thousands)
      Net income                                        $17,501              $12,723              $47,257              $33,555
      Currency translation adjustments, net                (312)              (4,129)               6,919               (5,871)
      Unrealized loss on investments, net                   178                 (723)                 396                 (686)
                                                        -------              -------              -------              -------
      Comprehensive income                              $17,367              $ 7,871              $54,572              $26,998
                                                        =======              =======              =======              =======

     EARNINGS PER SHARE -- In June 1998 the Company's common stock split 2:1; all share and per share information has been retroactively restated to reflect these splits. The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.


                                                                                INCOME            SHARES           PER-SHARE
                                                                             (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                                                             -----------       -------------         ------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                                     $ 17,501            48,972            $ 0.36
                                                                                                                     ======
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                      -             1,206
   Convertible Subordinated Notes                                                 1,314             8,003
   Other                                                                              -               220
                                                                               --------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                                      $ 18,815            58,401            $ 0.32
                                                                               ========            ======            ======
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                                     $ 12,723            47,004            $ 0.27
                                                                                                                     ======
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                      -             1,452
   Convertible Subordinated Notes                                                 1,773             8,003
   Other                                                                              -               345
                                                                               --------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                                      $ 14,496            56,804            $ 0.25
                                                                               ========            ======            ======
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                                     $ 47,257            48,923            $ 0.97
                                                                                                                     ======
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                      -             1,177
   Convertible Subordinated Notes                                                 3,940             8,003
   Other                                                                              -               220
                                                                               --------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                                      $ 51,197            58,323            $ 0.88
                                                                               ========            ======            ======
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                                     $ 33,555            45,772            $ 0.73
                                                                                                                     ======
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                      -             1,702
   Convertible Subordinated Notes                                                 3,940             8,003
   Other                                                                              -               320
                                                                               --------            ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                                      $ 37,495            55,797            $ 0.67
                                                                               ========            ======            ======

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

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the Company expensed all internal costs as incurred. The effect of adopting the SOP was immaterial to the three and nine months ended September 30, 1999 and is not expected to have a material impact on earnings going forward.

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

     Net sales and net income of the separate companies for the periods preceding the mergers were as follows:

                                                                                                                   UNAUDITED
                                                                                                 UNAUDITED         PRO FORMA
                                                                                  NET            PRO FORMA          DILUTED
                                                               NET               INCOME         NET INCOME         EARNINGS
                                                              SALES           (LOSS) <F1>       (LOSS) <F2>        PER SHARE
                                                              -----           -----------       -----------        ---------
                                                                           (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      QUARTER ENDED MARCH 31, 1998
         Mail-Well, Inc. as previously reported             $ 274,705           $ 9,510           $ 9,510

            Color Art                                          18,199              (173)             (481)
            Accu-Color                                          3,036               215                47
            Industrial Printing                                 5,690               219                63
            IPC Graphics                                        2,960                45               (19)
            United Lithograph                                   5,532               (91)             (170)
            French Bray                                         5,756              (258)             (258)
            Clarke Printing                                     2,856                66                66
                                                            ---------           -------           -------
            Pooled entities                                    44,029                23              (752)
                                                            ---------           -------           -------
                                                            $ 318,734           $ 9,533           $ 8,758            $ 0.18
                                                            =========           =======           =======            ======

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

     On August 2, 1999, the Company acquired Enterprise Press, a commercial printer located in New York, with approximate annual sales of $23 million. On August 6, 1999, the Company acquired Direct Graphics, Inc., specializing in direct mail printing and services, with reported annual sales of $21 million.

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

4.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt consists of the following (in thousands):

                                                                     INTEREST RATE AT
                                                                    SEPTEMBER 30, 1999     SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                    ------------------     ------------------     -----------------
         Bank Borrowings:
            Unsecured loan, due June 9, 2003                              6.88  %               $  22,832             $  25,461
            Unsecured revolving loan facility, due
               March 31, 2003                                             6.00  %                 189,000                93,000
         Senior Subordinated Notes, due 2008                              8.75  %                 300,000               300,000
         Convertible Subordinated Notes, due 2002                         5.00  %                 152,050               152,050
         Other                                                            Various                  18,630                20,952
                                                                                                ---------             ---------
                                                                                                  682,512               591,463
         Less current maturities                                                                   (9,954)               (8,036)
                                                                                                ---------             ---------
         Long-term debt and capital leases                                                      $ 672,558             $ 583,427
                                                                                                =========             =========

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

     The Company also incurred $173,000 and $1,171,000 in expenses for the three and nine months ended September 30, 1999, respectively, relating to the relocation of personnel, equipment and inventory which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 433 personnel had been terminated as of September 30, 1999 and the remaining terminations are expected to be completed by March 31, 2000.

     The following table summarizes the costs associated with the restructuring program (in thousands):

                                             ASSET          SEVERANCE &         PROPERTY
                                          WRITE-DOWNS      RELATED COSTS       EXIT COSTS         TOTAL
                                          -----------      -------------       ----------         -----
         Initial reserve                   $ 11,699           $ 2,907           $ 1,355          $ 15,961
         Utilized in 1998                    11,699               515                81            12,295
                                           --------           -------           -------          --------
         Balance 12/31/98                         -             2,392             1,274             3,666
         Utilized in 1999                         -             1,135               683             1,818
                                           --------           -------           -------          --------
         Balance 6/30/99                   $      -           $ 1,257           $   591          $  1,848
                                           ========           =======           =======          ========

6.   COMMITMENT AND CONTINGENCIES

     In July 1999, the Company and certain of its subsidiaries ("Originators") entered into an agreement to sell, on a revolving basis, trade receivables to a wholly-owned subsidiary, Mail-Well Trade Receivables Corp. ("MTRC"). MTRC was capitalized by the Company as a bankruptcy-remote special purpose entity that is subject to certain covenants and restrictions, including a restriction from engaging in any business or activity unrelated to acquiring and selling interests in receivables. New receivables, except those failing certain eligibility criteria, are sold to MTRC on a daily basis as previously sold accounts receivables are collected. MTRC, in turn, sells an undivided variable percentage interest in the pool of receivables, up to a maximum of $150,000,000, to a multi-seller receivables securitization company, for which there are no repurchase agreements. The Company maintains a subordinated interest in the portion of the pooled receivables, which are not transferred to the securitization company.

     The Company's securitization is accounted for as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Therefore, the Company's accounts receivable have been reduced by the amount of receivables sold to MTRC and the retained interest in the pool of receivables has been reported as an investment available for sale, recorded at its estimated fair value. An allowance for doubtful accounts is also maintained for both receivables not included in the pool and for its retained interest in the pool. As of September 30, 1999, the Company had sold $223.6 million of accounts receivable to MTRC and MTRC had sold beneficial interests totaling $130.0 million to the securitization company.

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

     Early in 1999, the Company combined the High Impact Color Printing segment with the Commercial Printing segment under one organization, now called the Commercial Printing segment. In addition, Mail-Well Graphics was reclassified from Envelopes to Commercial Printing since the 1998 Form 10-K. Segment information for all periods has been restated to reflect these changes. Segment information as of and for the three and nine months ended September 30, 1999 and 1998 is presented below:

                                                          Three Months Ended September 30,   Nine months Ended September 30,
                                                          --------------------------------   -------------------------------
                                                               1999              1998             1999              1998
                                                               ----              ----             ----              ----
      NET SALES:

         Commercial Printing                                $ 217,800         $ 163,172       $   567,459       $   378,350
         Envelopes                                            180,478           189,260           560,347           564,386
         Printing for Distributors                             38,483            28,728           110,425            81,887
         Labels                                                56,026            22,983           134,019            48,313
                                                            ---------         ---------       -----------       -----------
      Total                                                 $ 492,787         $ 404,143       $ 1,372,250       $ 1,072,936
                                                            =========         =========       ===========       ===========

      OPERATING INCOME (LOSS):
         Commercial Printing                                $  19,693         $  13,430       $    46,927       $    23,959
         Envelopes                                             22,550            20,665            71,286            62,018
         Printing for Distributors                              3,297             2,098             9,846             6,307
         Labels                                                 4,623             1,686            10,245             3,610
         Corporate                                             (5,706)           (5,432)          (17,302)          (12,032)
         Merger Expenses                                    $       -         $    (284)                        $    (3,286)
                                                            ---------         ---------       -----------       -----------
      Total                                                 $  44,457         $  32,163       $   121,002       $    80,576
                                                            =========         =========       ===========       ===========


                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                         --------------------------------      -------------------------------
                                                              1999              1998               1999              1998
                                                              ----              ----               ----              ----
      DEPRECIATION AND AMORTIZATION:
         Commercial Printing                              $     5,783       $     4,227          $ 16,375          $ 12,241
         Envelopes                                              3,837             3,613            11,587            10,631
         Printing for Distributors                                680               426             1,876             1,277
         Labels                                                 2,145             1,004             5,004             2,137
         Corporate                                              2,428             1,159             6,323             2,557
                                                          -----------       -----------          --------          --------
      Total                                               $    14,873       $    10,429          $ 41,165          $ 28,843
                                                          ===========       ===========          ========          ========

                                                         September 30,      December 31,
                                                             1999              1998
                                                             ----              ----
      IDENTIFIABLE ASSETS:
         Commercial Printing                              $   635,867       $   495,918
         Envelopes                                            530,511           500,355
         Printing for Distributors                            121,538            98,610
         Labels                                               220,859            93,188
         Corporate                                           (148,513)          (60,115)
                                                          -----------       -----------
      Total assets                                        $ 1,360,262       $ 1,127,956
                                                          ===========       ===========

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

   In December 1998, Mail-Well I Corporation ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, issued $300.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes ("Senior Notes") due in 2008 (see Note 4). The Senior Notes are guaranteed by all of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

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

                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                               Quarter Ended September 30, 1999
                                                        (in thousands)


                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                               Guarantor          Issuer         Subsidiaries      Subsidiaries          Elim.        Consolidated
                               ---------          ------         ------------      ------------          -----        ------------
NET SALES                      $      -          $ 84,971         $ 325,848          $ 81,968          $      -         $ 492,787

COST OF SALES                         -            68,251           251,392            60,130                 -           379,773
                               --------          --------         ---------          --------          --------         ---------

GROSS PROFIT                          -            16,720            74,456            21,838                 -           113,014

OTHER OPERATING COSTS                42            14,735            41,377            12,403                 -            68,557
                               --------          --------         ---------          --------          --------         ---------

OPERATING INCOME (LOSS)             (42)            1,985            33,079             9,435                 -            44,457

OTHER (INCOME) EXPENSE
Interest expense                  2,136            13,202             1,097               506            (2,212)           14,729
Other (income) expense           (2,212)              103               109              (148)            2,212                64
                               --------          --------         ---------          --------          --------         ---------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                       34           (11,320)           31,873             9,077                 -            29,664

PROVISION (BENEFIT) FOR
  INCOME TAXES                        -            (4,640)           14,486             2,317                 -            12,163
                               --------          --------         ---------          --------          --------         ---------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                    34            (6,680)           17,387             6,760                 -            17,501

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES      17,467            24,147             4,613                 -           (46,227)                -
                               --------          --------         ---------          --------          --------         ---------

NET INCOME                     $ 17,501          $ 17,467         $  22,000          $  6,760          $(46,227)        $  17,501
                               ========          ========         =========          ========          ========         =========


                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                               Quarter Ended September 30, 1998
                                                        (in thousands)

                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                               Guarantor          Issuer         Subsidiaries      Subsidiaries          Elim.         Consolidated
                               ---------          ------         ------------      ------------          -----         ------------
NET SALES                      $      -         $ 108,463         $ 256,502          $ 39,178          $      -         $ 404,143

COST OF SALES                         -            86,407           203,915            28,199                 -           318,521
                               --------         ---------         ---------          --------          --------         ---------

GROSS PROFIT                          -            22,056            52,587            10,979                 -            85,622

OTHER OPERATING COSTS
Selling, administrative
  and other                         283            18,064            30,004             4,824                 -            53,175
Merger costs                          -                 -               284                 -                 -               284
                               --------         ---------         ---------          --------          --------         ---------
    Total Other Operating
      Costs                         283            18,064            30,288             4,824                 -            53,459
                               --------         ---------         ---------          --------          --------         ---------

OPERATING INCOME (LOSS)            (283)            3,992            22,299             6,155                 -            32,163

OTHER (INCOME) EXPENSE
Interest expense                  1,896             9,167               411             1,717            (2,212)           10,979
Other (income) expense           (2,212)             (362)              452              (139)            2,212               (49)
                               --------         ---------         ---------          --------          --------         ---------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                       33            (4,813)           21,436             4,577                 -            21,233

PROVISION FOR
  INCOME TAXES                        -            (1,929)            8,726             1,713                 -             8,510
                               --------         ---------         ---------          --------          --------         ---------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                    33            (2,884)           12,710             2,864                 -            12,723

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES      12,690            15,574             2,864                 -           (31,128)                -
                               --------         ---------         ---------          --------          --------         ---------

NET INCOME                     $ 12,723         $  12,690         $  15,574          $  2,864          $(31,128)        $  12,723
                               ========         =========         =========          ========          ========         =========

                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                             Nine-months Ended September 30, 1999
                                                        (in thousands)



                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                               Guarantor          Issuer         Subsidiaries      Subsidiaries          Elim.        Consolidated
                               ---------          ------         ------------      ------------          -----        ------------
NET SALES                      $      -         $ 274,246         $ 887,706         $ 210,298         $       -       $ 1,372,250

COST OF SALES                         -           214,717           685,873           151,639                 -         1,052,229
                               --------         ---------         ---------         ---------         ---------       -----------

GROSS PROFIT                          -            59,529           201,833            58,659                 -           320,021

OTHER OPERATING COSTS               153            47,291           118,752            32,823                 -           199,019
                               --------         ---------         ---------         ---------         ---------       -----------

OPERATING INCOME (LOSS)            (153)           12,238            83,081            25,836                 -           121,002

OTHER (INCOME) EXPENSE
Interest expense                  6,407            35,479             2,101             4,194            (6,636)           41,545
Other (income) expense           (6,635)             (341)             (430)              130             6,636              (640)
                               --------         ---------         ---------         ---------         ---------       -----------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                       75           (22,900)           81,410            21,512                 -            80,097

PROVISION FOR
  INCOME TAXES                        -            (9,387)           35,949             6,278                 -            32,840
                               --------         ---------         ---------         ---------         ---------       -----------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                    75           (13,513)           45,461            15,234                 -            47,257

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES      47,182            60,695            13,087                 -          (120,964)                -
                               --------         ---------         ---------         ---------         ---------       -----------

NET INCOME                     $ 47,257         $  47,182         $  58,548         $  15,234         $(120,964)      $    47,257
                               ========         =========         =========         =========         =========       ===========


                                        CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                             Nine-months Ended September 30, 1998
                                                        (in thousands)


                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                               Guarantor          Issuer         Subsidiaries      Subsidiaries          Elim.        Consolidated
                               ---------          ------         ------------      ------------          -----        ------------
NET SALES                      $      -         $ 310,752         $ 654,299         $ 107,885          $      -       $ 1,072,936

COST OF SALES                         -           248,558           521,677            77,605                 -           847,840
                               --------         ---------         ---------         ---------          --------       -----------

GROSS PROFIT                          -            62,194           132,622            30,280                 -           225,096

OTHER OPERATING COSTS
Selling, administrative
  and other                         849            48,937            77,583            13,865                 -           141,234
Merger costs                          -                 -             3,286                 -                 -             3,286
                               --------         ---------         ---------         ---------          --------       -----------
    Total Other Operating
      Costs                         849            48,937            80,869            13,865                 -           144,520
                               --------         ---------         ---------         ---------          --------       -----------

OPERATING INCOME (LOSS)            (849)           13,257            51,753            16,415                 -            80,576

OTHER (INCOME) EXPENSE
Interest expense                  5,919            18,240             4,844             3,765            (6,636)           26,132
Other (income) expense           (6,642)             (444)             (493)             (191)            6,636            (1,134)
                               --------         ---------         ---------         ---------          --------       -----------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                     (126)           (4,539)           47,402            12,841                 -            55,578

PROVISION FOR
  INCOME TAXES                        -            (1,754)           18,899             4,878                 -            22,023
                               --------         ---------         ---------         ---------          --------       -----------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                  (126)           (2,785)           28,503             7,963                 -            33,555

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES      33,681            36,466             7,963                 -           (78,110)                -
                               --------         ---------         ---------         ---------          --------       -----------

NET INCOME                     $ 33,555         $  33,681         $  36,466         $   7,963          $(78,110)      $    33,555
                               ========         =========         =========         =========          ========       ===========


                                    CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                      September 30, 1999
                                                        (in thousands)

                                                                   Combined          Combined
                                Parent                             Guarantor       Nonguarantor
                              Guarantor          Issuer          Subsidiaries      Subsidiaries        Elim.          Consolidated
                              ---------          ------          ------------      ------------        -----          ------------
CURRENT ASSETS
Cash and cash equivalents     $       -       $    16,722         $ (12,920)        $   1,345       $         -       $     5,147
Receivables, net                      -             3,100            34,989            53,239                 -            91,328
Investment in accounts
  receivable Securitization           -                 -                 -            92,891                 -            92,891
Accounts receivable - other           -             6,058             6,877             2,507                 -            15,442
Income tax receivable                 -            13,537                 -               233           (13,770)                -
Inventories, net                      -            35,649            78,261            25,861                 -           139,771
Note receivable from Issuer     147,436                 -                 -                 -          (147,436)                -
Other current assets                243             8,968            10,676             3,233                 -            23,120
                              ---------       -----------         ---------         ---------       -----------       -----------
  Total current assets          147,679            84,034           117,883           179,309          (161,206)          367,699

INVESTMENT IN SUBSIDIARIES      356,577           883,389            93,648                 -        (1,333,614)                -
PROPERTY, PLANT AND
  EQUIPMENT, NET                      -           104,904           314,659           102,885                 -           522,448
GOODWILL, NET                         -            46,908           270,126           126,944                 -           443,978
OTHER ASSETS, NET                 3,183            34,350             6,393             3,314           (21,103)           26,137
                              ---------       -----------         ---------         ---------       -----------       -----------
TOTAL                         $ 507,439       $ 1,153,585         $ 802,709         $ 412,452       $(1,515,923)      $ 1,360,262
                              =========       ===========         =========         =========       ===========       ===========

CURRENT LIABILITIES
Accounts payable              $       -       $    19,199         $  90,604         $  24,683       $         -       $   134,486
Accrued compensation and
  vacation                            -            11,359            33,494             8,298                 -            53,151
Other current liabilities           807           103,438          (139,300)          110,677           (13,770)           61,852
Note payable to Parent                -           147,436                 -                 -          (147,436)                -
Current portion of long-
  term debt and capital
  leases                              -               439             4,177             5,338                 -             9,954
                              ---------       -----------         ---------         ---------       -----------       -----------
  Total current liabilities         807           281,871           (11,025)          148,996          (161,206)          259,443

LONG-TERM DEBT AND
  CAPITAL LEASES                152,050           489,180             7,837            23,491                 -           672,558

DEFERRED INCOME TAXES                 -            19,527            28,991            10,170                 -            58,688
OTHER LONG-TERM
  LIABILITIES                         -             2,930            26,326             3,338           (21,103)           11,491
                              ---------       -----------         ---------         ---------       -----------       -----------
  Total liabilities             152,857           793,508            52,129           185,995          (182,309)        1,002,180
MINORITY INTEREST                     -             3,500                 -                 -                 -             3,500
SHAREHOLDERS' EQUITY            354,582           356,577           750,580           226,457        (1,333,614)          354,582
                              ---------       -----------         ---------         ---------       -----------       -----------
TOTAL                         $ 507,439       $ 1,153,585         $ 802,709         $ 412,452       $(1,515,923)      $ 1,360,262
                              =========       ===========         =========         =========       ===========       ===========


                                    CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                       December 31, 1998
                                                        (in thousands)
                                                           (Audited)

                                                                  Combined          Combined
                                Parent                           Guarantor        Nonguarantor
                              Guarantor          Issuer         Subsidiaries      Subsidiaries         Elim.          Consolidated
                              ---------          ------         ------------      ------------         -----          ------------
CURRENT ASSETS
Cash and cash equivalents     $       -         $   6,952         $  (7,311)        $   1,734       $         -       $     1,375
Receivables, net                      -            13,607            91,148            25,768                 -           130,523
Investment in accounts
  receivable securitization           -             6,114            40,955                 -                 -            47,069
Accounts receivable - other           -             3,981             7,593             1,112                 -            12,686
Income tax receivable                 -            43,908                 -                 -           (33,193)           10,715
Inventories, net                      -            39,267            60,286            14,578                 -           114,131
Note receivable from Issuer     147,436                 -                 -                 -          (147,436)                -
Other current assets                116             8,515             7,935             2,785                 -            19,351
                              ---------         ---------         ---------         ---------       -----------       -----------
  Total current assets          147,552           122,344           200,606            45,977          (180,629)          335,850

INVESTMENT IN SUBSIDIARIES      301,447           609,661            76,104                 -          (987,212)                -
PROPERTY, PLANT AND
  EQUIPMENT, NET                      -           121,733           249,002            66,997                 -           437,732
GOODWILL, NET                         -            59,900           210,067            52,182                 -           322,149
OTHER ASSETS, NET                 3,902            13,111            15,155                57                 -            32,225
                              ---------         ---------         ---------         ---------       -----------       -----------
TOTAL                         $ 452,901         $ 926,749         $ 750,934         $ 165,213       $(1,167,841)      $ 1,127,956
                              =========         =========         =========         =========       ===========       ===========

CURRENT LIABILITIES
Accounts payable              $       -         $  18,171         $  56,441         $  12,411       $         -       $    87,023
Accrued compensation and
  vacation                            -            12,320            23,926             5,155                 -            41,401
Other current liabilities         1,476            26,759            16,953            35,197           (33,193)           47,192
Note payable to Parent                -           147,436                 -                 -          (147,436)                -
Current portion of long-
  term debt and capital
  leases                              -                 5             2,796             5,235                 -             8,036
                              ---------         ---------         ---------         ---------       -----------       -----------
  Total current liabilities       1,476           204,691           100,116            57,998          (180,629)          183,652

LONG-TERM DEBT AND
  CAPITAL LEASES                152,050           393,004            15,415            22,958                 -           583,427

DEFERRED INCOME TAXES                 -            19,890            20,078             7,566                 -            47,534
OTHER LONG-TERM
  LIABILITIES                         -             4,217             5,664               587                 -            10,468
                              ---------         ---------         ---------         ---------       -----------       -----------
  Total liabilities             153,526           621,802           141,273            89,109          (180,629)          825,081
MINORITY INTEREST                     -             3,500                 -                 -                 -             3,500
SHAREHOLDERS' EQUITY            299,375           301,447           609,661            76,104          (987,212)          299,375
                              ---------         ---------         ---------         ---------       -----------       -----------
TOTAL                         $ 452,901         $ 926,749         $ 750,934         $ 165,213       $(1,167,841)      $ 1,127,956
                              =========         =========         =========         =========       ===========       ===========






                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             Nine-months ended September 30, 1999
                                                        (in thousands)


                                                                   Combined          Combined
                                 Parent                           Guarantor        Nonguarantor
                               Guarantor          Issuer         Subsidiaries      Subsidiaries          Elim.         Consolidated
                               ---------          ------         ------------      ------------          -----         ------------
CASH FLOWS FROM
OPERATING ACTIVITIES            $ 2,568         $ 100,735          ($20,392)        $ (92,407)        $  97,400         $  87,904
CASH FLOWS FROM
INVESTING ACTIVITIES
  Acquisition costs, net of
    cash acquired                     -                 -           (77,925)         (115,447)                -          (193,372)
  Capital expenditures                -            (9,905)          (44,149)           (8,796)                -           (62,850)
  Investment in subsidiaries          -          (219,680)          (91,649)                -           311,329                 -
  Other investing activities     (3,240)                1             4,134             1,287               672             2,854
                                -------         ---------         ---------         ---------         ---------         ---------
    Net cash used in investing
      activities                 (3,240)         (229,584)         (209,589)         (122,956)          312,001          (253,368)
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Changes due to accounts
    receivable securitization,
    net                               -            43,482            53,918            77,400           (97,400)           77,400
  Net proceeds from common
    stock issuance                  672                 -                 -                 -                 -               672
  Proceeds from long-term debt        -           312,235                 -             9,805                 -           322,040
  Repayments of long-term debt
    and capital lease
    obligations                       -          (216,337)           (2,774)          (10,439)                -          (229,550)
  Investment by parent                -               672           173,228           138,101          (312,001)                -
  Other financing activities          -            (1,433)                -                 -                 -            (1,433)
                                -------         ---------         ---------         ---------         ---------         ---------
    Net cash provided by
      financing activities          672           138,619           224,372           214,867          (409,401)          169,129
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                             -                 -                 -               107                 -               107
                                -------         ---------         ---------         ---------         ---------         ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                         -             9,770            (5,609)             (389)                -             3,772
BALANCE AT BEGINNING OF YEAR          -             6,952            (7,311)            1,734                 -             1,375
                                -------         ---------         ---------         ---------         ---------         ---------
BALANCE AT END OF YEAR          $     -         $  16,722         $ (12,920)        $   1,345         $       -         $   5,147
                                =======         =========         =========         =========         =========         =========



                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                              Nine-months ended September 30, 1998
                                                         (in thousands)

                                                                    Combined          Combined
                                  Parent                           Guarantor        Nonguarantor
                                Guarantor          Issuer         Subsidiaries      Subsidiaries         Elim.        Consolidated
                                ---------          ------         ------------      ------------         -----        ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES          $   3,235         $(28,507)        $  19,053         $  52,928         $       -       $  46,709
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Acquisition costs, net
      of cash acquired                (90)         (10,044)         (252,094)          (51,203)                -        (313,431)
  Capital expenditures                  -          (12,995)          (30,596)           (5,830)                -         (49,421)
  Investment in subsidiaries      (92,476)        (324,807)          (30,000)                -           447,283               -
  Other investing activities       (3,401)               -             3,581               406                 -             586
                                ---------         --------         ---------         ---------         ---------       ---------
    Net cash used in
      investing activities        (95,967)        (347,846)         (309,109)          (56,627)          447,283        (362,266)
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Changes due to accounts
    receivable securitization,
    net                                 -              443             4,357                 -                 -           4,800
  Net proceeds from common
    stock issuance                 92,476                -                 -                 -                 -          92,476
  Proceeds from long-term debt          -          242,000                 -           130,770                 -         372,770
  Repayments of long-term debt
    and capital lease
    obligations                         -              (49)          (37,273)         (149,693)                -        (187,015)
  Investment by parent                  -           92,476           324,807            30,000          (447,283)              -
  Other financing activities            -                -            (3,746)                -                 -          (3,746)
                                ---------         --------         ---------         ---------         ---------       ---------
    Net cash provided by
      financing activities         92,476          334,870           288,145            11,077          (447,283)        279,285
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                       -                -                 -            (1,612)                -          (1,612)
                                ---------         --------         ---------         ---------         ---------       ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                   (256)         (41,483)           (1,911)            5,766                 -         (37,884)
BALANCE AT BEGINNING OF YEAR          256           41,483              (920)               92                 -          40,911
                                ---------         --------         ---------         ---------         ---------       ---------
BALANCE AT END OF YEAR          $       -         $      -         $  (2,831)        $   5,858         $       -       $   3,027
                                =========         ========         =========         =========         =========       =========


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


                                           QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------     -------------------------------
                                                1999         1998                 1999         1998
                                                ----         ----                 ----         ----
Net sales
   Commercial Printing                        $217,800     $163,172            $  567,459   $  378,350
   Envelopes                                   180,478      189,260               560,347      564,386
   Printing for Distributors                    38,483       28,728               110,425       81,887
   Labels                                       56,026       22,983               134,019       48,313
                                              --------     --------            ----------   ----------
Total net sales                               $492,787     $404,143            $1,372,250   $1,072,936
                                              ========     ========            ==========   ==========
Operating income
   Commercial Printing                        $ 19,693     $ 13,430            $   46,927   $   23,959
   Envelopes                                    22,550       20,665                71,286       62,018
    Printing for Distributors                    3,297        2,098                 9,846        6,307
   Labels                                        4,623        1,686                10,245        3,610
   Corporate                                    (5,706)      (5,432)              (17,302)     (12,032)
   Merger Expenses                                   -         (284)                    -       (3,286)
                                              --------     --------            ----------   ----------
Total operating income                        $ 44,457     $ 32,163            $  121,002   $   80,576
Interest expense                               (14,729)     (10,979)              (41,545)     (26,132)
Other income (expense)                             (64)          49                   640        1,134
Income tax expense                             (12,163)      (8,510)              (32,840)     (22,023)
                                              --------     --------            ----------   ----------
Net income                                    $ 17,501     $ 12,723            $   47,257   $   33,555
                                              ========     ========            ==========   ==========

   Net sales for the quarter ended September 30, 1999 increased 21.9% to $492.8 million compared to net sales of $404.1 million for the quarter ended September 30, 1998. This increase in net sales was attributable to sales from companies acquired during 1999, a full quarter of sales from companies acquired during 1998 and internal growth in all but one segment. Gross profit of $113.0 million for the quarter ended September 30, 1999 represents a 32.0% increase over the quarter ended September 30, 1998. Expressed as a percent of net sales, gross profit increased by 170 basis points (BP) to 22.9% for the quarter ended September 30, 1999 compared to 21.2% for the quarter ended September 30, 1998 primarily due to the Company's productivity improvements, the impact of purchasing programs and benefits from restructuring initiatives. Expressed as a percent of net sales, selling, administrative and other expense increased to 13.9% for the quarter ended September 30, 1999 from 13.2% in quarter ended September 30, 1998. The increase was mainly due to increased amortization expense, the impact of acquisitions and an increase in corporate administrative expense attributable to expanded treasury and finance operations. Operating income increased 38.2% from the quarter ended September 30, 1998.

   Earnings for the quarter ended September 30, 1999 increased 37.6% to $17.5 million from $12.7 million in the third quarter of the prior year. Earnings per diluted share increased 28.0% to $0.32 in the quarter ended September 30, 1999 from $0.25 in 1998.

   Net sales for the nine-months ended September 30, 1999 increased 27.9% to $1,372.3 million compared to net sales of $1,072.9 million for the nine-months ended September 30, 1998. This increase in net sales was attributable to sales from companies acquired during 1999, a full nine-months of sales from companies acquired during 1998 and internal growth in each segment. Gross profit of $320.0 million for the nine-months ended September 30, 1999 represents a 42.2% increase over the nine-months ended September 30, 1998. Expressed as a percent of net sales, gross profit increased by 230 BP to 23.3% for the nine-months ended September 30, 1999 compared to 21.0% for the nine-months ended September 30, 1998 primarily due to the Company's productivity improvements, the impact of purchasing programs and benefits from restructuring initiatives. Expressed as a percent of net sales, selling, administrative and other expense increased to 14.5% for the nine-months ended September 30, 1999 from 13.5% in nine-months ended September 30, 1998. The increase was mainly due to increased amortization expense, the impact of acquisitions and an increase in corporate administrative expense attributable to expanded treasury and finance operations. Operating income increased 50.2% from the nine-months ended September 30, 1998.

   Earnings for the nine-months ended September 30, 1999 increased 40.8% to $47.3 million from $33.6 million in the nine-month period of the prior year. Earnings per diluted share increased 31.3% to $0.88 in the nine-months ended September 30, 1999 from $0.67 in 1998.

     RESTRUCTURING CHARGES - In November 1998 the Company committed to implement a restructuring program affecting the Envelopes and Commercial Printing segments and recorded a pre-tax provision of $16.0 million, of which $11.7 million represents non-cash charges for asset write-offs and impairments. The Company also incurred $0.2 and $1.2 million of costs in the quarter and nine-months ended September 30, 1999, respectively, relating to the relocation of equipment which under generally accepted accounting principles could not be previously accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. For more information on these charges please refer to
Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 and
Note 5 of the Financial Statements included in this Form 10-Q.

   RESULTS OF OPERATIONS FOR SIGNIFICANT BUSINESS SEGMENTS

Commercial Printing

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED
SEPTEMBER 30, 1998

     NET SALES -- Net sales increased by $54.7 million (33.5%) for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, primarily due to acquisitions in 1998 and 1999. Without acquisitions volume increased 5%.

     OPERATING INCOME -- The majority of the increase in operating income from $13.4 million to $19.7 million in the quarter ended September 30, 1999 was due to acquisitions in 1998 and 1999 and improvements in operating expenses. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distribution costs. Total cost of sales, as a percent of sales, decreased from 77.9% for the quarter ended September 30, 1998 to 77.7% for the quarter ended September 30, 1999. This decline was primarily due to the impact of the benefits from new acquisitions adopting our corporate purchasing programs.

NINE-MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1998

     NET SALES -- Net sales increased by $189.2 million (50.0%) for the nine-months ended September 30, 1999 compared to the nine-months ended September 30, 1998, primarily due to acquisitons in 1998 and 1999. Without acquisitions and the loss of sales from businesses we planned to exit, net sales were essentially unchanged as volume gains were offset by declining paper prices.

     OPERATING INCOME -- The majority of the increase in operating income from $24.0 million to $46.9 million in the nine-months ended September 30, 1999 was due to acquisitions in 1998 and 1999 and improvements in gross margins. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distribution costs. Total cost of sales, as a percent of sales, decreased from 79.5% for the nine-months ended September 30, 1998 to 77.8% for the nine-months ended September 30, 1999. This decline was primarily due to the impact of the benefits from new acquisitions adopting our corporate purchasing programs and continuous improvement initiatives.

Envelopes

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER
30, 1998

     NET SALES -- Net sales decreased by $8.8 million (4.6%) for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Volume was impacted by a plant closure, our decision to abandon low-margin business, and a slowdown in the sweepstakes market.

     OPERATING INCOME -- The majority of the increase in operating income from $20.7 million to $22.6 million in the quarter ended September 30, 1999 was due to improvements in gross margins. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distributions costs. Total cost of sales, as a percent of sales, decreased from 78.6% for the quarter ended September 30, 1998 to 76.1% for the quarter ended September 30, 1999. The decrease was due to the benefits of the Company's restructuring plan and the impact of purchasing and productivity programs.

NINE-MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1998

     NET SALES -- Net sales decreased by $4.0 million (0.7%) for the nine-months ended September 30, 1999 compared to the nine-months ended September 30, 1998. Adjusting for increases of $12.1 million due to acquisitions, volume decreased due to the following: a plant closure, our decision to abandon low-margin business, a slowdown in the Sweepstakes market in the third quarter and a decrease in paper prices. Paper price changes (approximately 13% decrease in paper material costs) were generally passed on to customers.

     OPERATING INCOME -- The majority of the increase in operating income from $62.0 to $71.3 in the nine months ended September 30, 1999 was due to improvements in gross margins. Cost of sales includes materials (net of waste recovery revenue), labor, depreciation and other manufacturing and distributions costs. Total cost of sales, as a percent of sales, decreased from 78.0% for the nine-months ended September 30, 1998 to 75.0% for the nine-months ended September 30, 1999. The decrease was due to the benefits of the Company's restructuring plan and the impact of purchasing and productivity programs.

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

     Corporate expenses for the quarter and nine-months ended September 30, 1999 increased $0.3 million and $5.3 million, respectively, compared to 1998 as a result of increases in amortization expense and corporate administrative expense. Amortization expense increased as a result of the acquisitions made in the year ended December 31, 1998 and the nine-months ended September 30, 1999.

     MERGER COSTS - Effective May 30, 1998, the Company completed its mergers with six commercial printing companies and one printing for distributor company through the exchange of common stock. In connection with the mergers, transaction costs incurred of $3.3 and $0.3 million were expensed in the nine-months and quarter ended September 30, 1998, respectively. These costs consist primarily of investment banking, legal and accounting fees. For more information on these mergers please refer to Note 2 of the Notes to Consolidated Financial Statements.

     INTEREST EXPENSE - Interest expense, including accounts receivable securitization discount, for the quarter ended September 30, 1999 increased $3.9 million compared to the quarter ended September 30, 1998. Interest expense for the nine-months ended September 30, 1999 increased $15.5 million compared to the nine-months ended September 30, 1998.
Both increases occurred as a result of higher average bank debt balances, primarily due to acquisitions, and a slight increase in the weighted-average borrowing rate. The Company continued to participate in its accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $150.0 million until July 2004. At September 30, 1999 and 1998, $130.0 million and $76.0 million, respectively, had been sold under this agreement. The receivables were sold at a discount slightly above the prevailing commercial paper rate, plus certain other fees.

     INCOME TAX EXPENSE - The effective tax rate for all periods was higher than the federal statutory rate due to state and provincial income taxes and certain goodwill amortization that is not tax deductible. See Notes 2 and 9 of the Notes to Consolidated Financial Statements included in the Company's 1998 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

   HISTORICAL CASH FLOW -- Net cash flow provided by operating activities was $87.9 million and $46.7 million for the nine-months ended September 30, 1999 and 1998, respectively. Acquisitions required cash payments of $193.4 million and $313.4 million for the nine-months ended September 30, 1999 and 1998, respectively. Other investing activities, including capital expenditures, were $60.0 million and $48.8 million for the nine-months ended September 30, 1999 and 1998, respectively. Net cash flow from financing activities was positively affected by the increase in receivables sold under the securitization agreement through September 30, 1999 and 1998 of $77.4 million and $4.8 million, respectively.

   At September 30, 1999, the Company had approximately $111.0 million of available credit under the $300.0 million Bank of America credit facility.

   SECURITIES OFFERINGS -- The Company has an effective shelf registration statement on Form S-3 that permits the Company to issue debt securities, common stock, preferred stock or warrants. At September 30, 1999, there was availability remaining to issue approximately $52.0 million of securities under the shelf registration statement.

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

   FOREIGN CURRENCY -- The Company's foreign currency exposure primarily relates to its Canadian operations. Net sales provided by the Canadian operations for the nine-months ended September 30, 1999 and 1998 was USD $142.3 million and USD $107.9 million, respectively. The impact of the change in Canadian Dollar exchange rates was minimal.

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

   CORE COMPUTER SYSTEMS

   The Company completed an assessment of its existing computer systems in 1997 and expected to spend and capitalize approximately $9 to $11 million through 1999 to purchase and install new systems. The new systems are Y2K compliant. These costs are being funded through operating cash flows. Several computer systems were due to be replaced but were accelerated because of the Year 2000 issue. Through September 30, 1999, approximately $11.3 million of the estimated $13 million has been capitalized. The amount expected to be capitalized has been increased due to acquisitions and other projects, which were subsequently added.

   Through October 1999, 99% of the core systems are compliant.

   NETWORKING AND COMMUNICATIONS

   The Company took actions required to minimize the risk that its remaining business critical networking and communications systems will be disrupted with respect to dating in the Year 2000. The Company has completed the process of updating, replacing and testing certain of its network operating systems and network equipment and firmware so as to operate without disruption due to Year 2000 issues.

   ANCILLARY SYSTEMS AND VERIFICATION WITH KEY SUPPLIERS

   The Company has completed an inventory of Year 2000 sensitive devices, plant machinery and desktop software. The Company has also completed a listing of business critical suppliers, such as paper and ink suppliers. All such suppliers have been identified and contacted for information on their actions to mitigate Year 2000 disruptions. Results of the supplier surveys, of both device and manufacturing suppliers, and follow-up mailings are reflected in contingency planning at each division. Based on the information received through September 30, 1999, management does not believe costs to replace Year 2000 sensitive devices, plant machinery and desktop software will exceed $1.2 million, which management does not consider to be material to our financial condition or cash flow.

   What is the Company doing about contingency planning?

   Every location of the Company is required to prepare a contingency plan and to file it with the Mail-Well Y2K Office. As of October 31, 1999, 99% of the locations had completed their contingency plans. The contingency plans address the following issues, among others:

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

   The Company presently believes it has an effective plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, the Company does not properly identify Year 2000 issues or the resolution is not timely conducted for those Year 2000 issued identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. Management believes the amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key third parties to achieve Year 2000 compliance on a timely basis will not have a material impact on our financial condition or cash flow.

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

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the Company expensed all internal use software related internal costs as incurred. The effect of adopting the SOP was immaterial to the quarter and nine-months ended September 30, 1999 and is not expected to have a material impact on earnings going forward.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (US $22,832,000 at September 30, 1999) is not considered to be significant since the fair values and carrying values are not material to the company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements include rates variable with LIBOR. As of September 30, 1999, $189 million of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates. See Item 7A of the Company's 1998 Form 10-K for quantitative and qualitative disclosures about market risk. No significant changes in market risk have occurred since that filing.

The interest rate risk for the investment in accounts receivable securitization will not have an impact on net income or cash flows.


PART II --OTHER INFORMATION



ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3(i)       Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)      Bylaws of the Company - incorporated by reference from
             Exhibit 3.4 of the Company's Registration Statement on
             Form S-1 dated September 21, 1995.
4.1        Form of Certificate representing the Common Stock, par value
             $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment No.
             1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).
4.2        Form of Indenture between the Company and The Bank of New
             York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from Exhibit 4.2 to the Company's Amendment No.
             2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.3        Form of Supplemental Indenture between the Company and The
             Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note--incorporated by reference from
             Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.4        Indenture dated as of December 16, 1998 between Mail-Well I
             Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5        Form of Senior Subordinated Note.  Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1       Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2       Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.3       Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from
             Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4       Form of M-W Corp. 401(k) Savings Retirement Plan -
             incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March
             25, 1994.
10.5       Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
             1997 - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.6       Form of 1994 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7       Form of the Company Nonqualified Stock Option Agreement -
             incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March
             25, 1994.
10.8       Purchase and Contribution Agreement dated as of November 15,
             1996 between Mail-Well I Corporation, Wisco Envelope
             Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well
             Trade Receivables Corp., as Purchaser-incorporated by reference from Exhibit 10.39 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1996.
10.9       Mail-Well Receivables Master Trust Pooling and Servicing
             Agreement dated as of November 15, 1996 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well
             I Corporation, Servicer, and Norwest Bank Colorado,
             National Association, Trustee-incorporated by reference from Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.10      Series 1996-1 Supplement dated as of November 15, 1996 to
             Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as
             Trustee on behalf of the Series 1996-1 Certificateholders-incorporated by reference from Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.11      Series 1996-1 Certificate Purchase Agreement dated as of
             November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables Corporation, as Purchaser, Norwest Bank Colorado, National Association, as Trustee, and Mail-Well I Corporation, as Servicer-incorporated by reference from Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.12      Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan --
             incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997
10.13      1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.14      Mail-Well, Inc. 1998 Incentive Stock Option Plan --
             incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15      Form of 1998 Incentive Stock Option Agreement -- incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16      Credit Agreement dated as of March 16, 1998 among Mail-Well I
             Corporation, certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto Agreement -- incorporated by reference from Exhibit 10.60 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.17      Credit Agreement dated as of March 16, 1998 among Supremex
             Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto -- incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.18      Participation Agreement dated as of December 15, 1997 among
             Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-- incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.19      Equipment Lease dated as of December 15, 1997 among Mail-Well
             I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.20      Guaranty Agreement dated as of December 15, 1997 among
             Mail-Well, Inc., Graphic Arts Center, Inc., Griffin
             Envelope Inc., Murray Envelope Corporation, Shepard
             Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National

             Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit
             10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.21      Purchase Agreement dated as of December 15, 1997 among
             Mail-Well I Corporation and Poser Business Forms, Inc. and other Selling Shareholders party thereto--incorporated by reference from the Company's report on Form 8-K dated January 6, 1998.
<F*>10.22  Receivables Purchase Agreement dated as of July 1, 1999 among
             Mail-Well Trade Receivables Corporation, as Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as Administrator; and First Amendment
             thereto.
<F*>10.23  Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999; and First Amendment thereto.
<F*>10.24  Servicing Agreement dated as of July 1, 1999 by and among
             Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator; and First Amendment thereto.
10.25      Registration Rights Agreement dated December 16, 1998 by and among MWI and Donaldson, Lufkin & Jenrette Securities Corporation, Prudential Securities, Incorporated, Bear, Stearns & Co., Inc. and Hanifen, Imhoff Inc., as Initial Purchasers, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior subordinated Notes due 2008 -- incorporated by reference from Exhibit 10.27 of the Company's Annual Report on form 10-K for the year ended December 31, 1998.
27.1<F*>   Financial Data Schedule for nine-months ended September 30,
             1999

[FN]
-------------------
<F*> Filed herewith.


              (b) Reports on Form 8-K

         A report on Form 8-K was filed on July 22, 1999, announcing the financial results of the company for the quarter ending June 30, 1999.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAIL-WELL, INC.
                                   (Registrant)


                                   By /s/ Gerald F. Mahoney
Date: November 12, 1999               ------------------------------
                                          Gerald F. Mahoney
                                          Chairman of the Board/
                                          Chief Executive Officer


                                   By /s/ Gary H. Ritondaro
Date: November 12, 1999               ------------------------------
                                          Gary H. Ritondaro
                                          Senior Vice President,
                                          Chief Financial Officer