Form 10-K405
period 1999-12-31
MAIL WELL INC
filed 2000-03-27
CIK 920321

===============================================================================
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

              /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 1-12551

                           ------------------------

                                MAIL-WELL, INC.

  ADDITIONAL AFFILIATE ISSUERS AND/OR GUARANTORS LISTED ON SCHEDULE ATTACHED
                                    HERETO
            (Exact name of Registrant as specified in its charter.)

                COLORADO                               84-1250533
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

         23 INVERNESS WAY EAST                           80112
             ENGLEWOOD, CO
(Address of principal executive offices)               (Zip Code)

                                 303-790-8023
             (Registrant's telephone number, including area code)

                           ------------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was $301,106,110.

    As of March 15, 2000, the Registrant had 49,234,088 shares of Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part III of this form (Items 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting of Stockholders to be held on or about May 3, 2000.

-------------------------------------------------------------------------------
===============================================================================

                       SCHEDULE OF ADDITIONAL AFFILIATE ISSUERS AND/OR GUARANTORS

           EXACT NAME OF                                       PRIMARY STANDARD          I.R.S. EMPLOYER
    REGISTRANTS AS SPECIFIED IN             STATE OF              INDUSTRIAL             IDENTIFICATION
     THEIR RESPECTIVE CHARTERS              FORMATION        CLASSIFICATION NUMBER           NUMBER
     -------------------------              ---------        ---------------------       ---------------

Mail-Well I Corporation                    Delaware                  2677                  84-1250534
Mail-Well Commercial Printing, Inc.        Delaware                  2752                  84-1461875
Mail-Well Canada Holdings, Inc.            Delaware                  6719                  84-1313090
Mail-Well Label USA, Inc.                  Colorado                  2752                  84-1449292
Mail-Well West, Inc.                       Delaware                  2677                  84-1313079
Murray Envelope Holdings, Inc.             Colorado                  6719                  84-1421627
Murray Envelope Corporation                Mississippi               2677                  64-0271038
National Graphics Company                  Colorado                  2761                  84-0692676
Poser Business Forms, Inc.                 Delaware                  2761                  75-2195786
Wisco III, L.L.C.                          Delaware                  2677                  84-1362168

                                TABLE OF CONTENTS


                                      PART I

                                                                             PAGE
                                                                             ----
Item 1.      Business....................................................       1
             The Company.................................................       1
             The Printing Industry.......................................       1
             Acquisitions................................................       1
             Products....................................................       2
             Services....................................................       2
             Marketing and Distribution..................................       3
             Printing and Manufacturing..................................       4
             Materials and Supply Arrangements...........................       4
             Patents, Trademarks and Brand Names.........................       5
             Competition.................................................       5
             Seasonality.................................................       5
             Employees...................................................       6
             Environmental...............................................       6
             Recent Developments.........................................       6
Item 2.      Properties..................................................       6
Item 3.      Legal Proceedings...........................................       6
Item 4.      Submission of Matters to a Vote of Security Holders.........       6

                                      PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................       7
             Dividend Policy.............................................       7
Item 6.      Selected Financial Data.....................................       8
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operation..................................       9
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................      15
Item 8.      Financial Statements and Supplementary Data.................      16
Item 9.      Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure..................................      55

                                     PART III

Item 10.     Directors and Executive Officers of Registrant..............      56
Item 11.     Executive Compensation......................................      59
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................      59
Item 13.     Certain Relationships and Related Transactions..............      59

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................      60

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

    Mail-Well, Inc. is one of the largest printers in North America competing in the following market segments:

        * Commercial Printing

        * Envelope

        * Label

        * Printing for Distributors

    We have been a leading consolidator in the highly fragmented printing industry. Since our inception in February 1994 through December 31, 1999, we have completed over 50 acquisitions in the printing industry, for purchase prices ranging from $2.5 million to $120 million. We currently operate 134 printing facilities and numerous sales offices throughout North America and 4 printing facilities in the United Kingdom.

    Please refer to Note 12 of our consolidated financial statements included elsewhere in this report for additional information concerning our operating and geographic segments.

THE PRINTING INDUSTRY

    The printing industry is one of the largest and most fragmented industries in the United States with total estimated 1999 sales of $156 billion among an estimated 49,400 printing businesses, according to the Printing Industry of America, Inc. The printing industry includes general commercial printing, financial printing, printing and publishing of books, newspapers and periodicals, quick printing and production of business forms and greeting cards.

ACQUISITIONS

    The Company commenced operations in February 1994 with the acquisition of the Mail-Well envelope division of Georgia Pacific and Pavey Envelope and Tag Corp. From 1994 to 1998 we made 43 acquisitions in the printing industry. During 1999, we completed the following 10 acquisitions in various printing segments:

           COMPANY                          LOCATION                 DATE            SEGMENT        REVENUES<F1>
           -------                          --------                 ----            -------        ------------
Champagne Fine Printing           Houston, Texas                   February        Commercial          $ 22.0
Colorhouse, Inc.                  Dallas, Texas & Minneapolis,     February        Commercial            21.2
                                    Minnesota
Porter Chadburn plc               North America & UK               April           Label,               134.3
                                                                                   Distributors
Forman Lithograph, Inc.           San Francisco, California        May             Commercial             6.1
Avon Behren Printing Company      San Antonio, Texas               June            Commercial             4.6
Design Mark Industries, Inc.      Wareham, Massachusetts           June            Label                 13.0
Direct Graphics, Inc.             Sidney, Ohio                     August          Commercial            21.2
Enterprise Press                  New York, New York               August          Commercial            23.0
Northeastern Envelope             Braintree, Massachusetts         October         Envelope               6.9
Phototype Color Graphics          Pennsauken, New Jersey           December        Commercial            18.8
                                                                                                       ------
    Total                                                                                              $271.1
                                                                                                       ======

-------
<F1> Represents most recent revenues in millions for the full twelve-month period for which financial information was available immediately preceding the acquisition as provided to the Company by the respective sellers and may not be indicative of revenue generated or to be generated following the date of acquisition. In many cases, these estimated revenue amounts were not derived from audited financial statements and may not coincide with the revenue generated by the acquired business for a full fiscal year prior to the date of acquisition. The information relating to estimated revenue prior to the date of acquisition set forth above is presented solely for the purpose of providing information with respect to the relative sizes of the businesses acquired and is not intended to depict information relating to profitability or cash flow.

    Please refer to Notes 2 and 3 of our consolidated financial statements included elsewhere in this report for additional information concerning our acquisitions.

PRODUCTS

    Our commercial printing group produces a wide range of printing, from premium color printing requiring sophisticated graphic design techniques to more commonplace printed materials. The group prints virtually every type of product in the commercial market including advertising literature, direct mail, corporate identity materials, annual reports, calendars, greeting cards and car brochures. The commercial printing group also offers a wide range of commercial printing services to its customers, including electronic pre-press, digital archiving, direct-to-plate technology and high-speed web and sheet-fed presses.

    The North American envelope market is divided into two primary segments:
(i) customized conventional and specialty envelopes and packaging products sold directly to end users or to independent distributors who sell to end users ("Consumer Direct") and (ii) envelope and other products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores ("Wholesale"). In the Consumer Direct segment, we offer printed customized conventional envelopes to direct mail marketers and other end-users, such as banks, brokers and credit card companies. We have focused a significant part of our marketing efforts on the direct mail market and have developed envelopes with assorted features such as vivid graphics, multiple colors, various closures, and interactive devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices. In the Wholesale segment, through our Quality Park Products and Murray Envelope divisions, we manufacture and print a broad line of custom envelopes, which are featured in national catalogs for the office products market or offered through office products retailers, including contract stationers. For the fiscal year ended December 31, 1999, customized conventional envelopes accounted for approximately 60.9% and commodity-oriented products accounted for approximately 19.7% of the envelope segment's net sales, respectively.

    Mail-Well Label is one of the largest suppliers in the North American food and beverage label printing market. This division produces two types of label: glue applied and pressure sensitive. Glue applied labels are typically printed on paper substrate for application to various container formats by customers or third party packing operations. These labels require a separate application of adhesive to the label during the process of affixing them to the container. Pressure sensitive labels are printed on paper or other substrate that includes an active adhesive coating on one side protected by a liner of backing material separating the adhesive side until application to the container.

    The printing for distributors division prints a diverse line of custom products addressing the business document needs of small and medium-sized end users. This is a market made up of businesses with generally less than 500 employees and average annual purchases of business forms of between $5,000 and $200,000. These products include both traditional and specialty forms, many of which are targeted for non-impact laser applications designed to meet the desktop needs of the end-user, as well as the growing use of local area networks.

SERVICES

    In all of our printing businesses, we also offer our customers a wide variety of related services, such as:

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

    At certain of our advanced printing facilities we offer digital direct-to-plate technology, which eliminates the production of film and several manual functions in the platemaking process. This technology offers a complete digital workflow, providing a better printed product with faster turnaround without additional cost.

MARKETING AND DISTRIBUTION

    As a result of the wide array of applications, customer preferences and order sizes, our marketing efforts vary significantly among markets and by region. Although our marketing efforts have traditionally been local or regional, we continue to emphasize a more focused national accounts program to attract customers whose needs are national or cover multiple regions.

    The vast majority of our printed products are sold through sales representatives, the exception being occasional "house" or company accounts. Our sales representatives work closely with customers from the initial concept through prepress, proofing and finally the press run. Because our sales representatives are our primary contacts with our customers, our goal is to attract, train and retain an experienced, qualified sales force in all of our printing groups. Sales representatives are typically compensated by salary plus commission or straight commission. Commissions generally depend on such factors as order size and type, prepress work, reruns or rework and overall profitability of the job. We also coordinate marketing efforts among regions within our operating groups, and among the operating groups themselves, in order to compete for national account business, enhance the internal dissemination of successful new product ideas, efficiently allocate our production equipment, share technical expertise and increase Company-wide selling of specialty products manufactured at selected facilities.

    The commercial print group's marketing efforts differ between two broad product areas: high impact color products, such as auto brochures, annual reports and high end catalogs, and general commercial work. We market high impact printing primarily on a regional basis, through sales representatives working out of sales offices across the United States. Our customers include Fortune 500 companies, graphic designers and advertising agencies. We maintain one of the largest sales staffs in the industry dedicated to marketing to and through the graphic design community.

    Because of the highly fragmented nature of the commercial printing and envelope businesses, and the wide array of customer needs and preferences, we market most of our general commercial printing and envelopes locally. We market our label printing through a sales force that is specialized according to the product lines of the customer and geographic coverage. Due to the project-oriented nature of these market segments, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. Our customer supply agreements are typically on an order by order basis or for a specified period of time.

    The sales force is supported by a technical service team which provides customers with highly customized printing solutions. Most of our printing facilities have customer service representatives (CSR's) that work with the sales team and the customers to manage orders efficiently and effectively. In some cases, the customer service representatives have direct responsibility for accounts.

    Our printing for distributors division sells custom printed business documents through sales service representatives and telemarketing representatives to over 7,000 independent distributor customers located throughout the United States. These distributors resell the products to hundreds of thousands of end users. Other products not marketed by our own sales force are sold through distributors to better serve selected wholesale markets, geographic regions without direct sales representation and certain specialty markets, including the medical and photo finishing packaging markets. These products are also featured in national catalogs produced for the office products market.

PRINTING AND MANUFACTURING

    Our commercial printing group operates 45 printing plants throughout the United States, and one in Canada. These plants combine advanced prepress technology with high-quality web and sheet-fed color presses and extensive binding and finishing operations. Many of our commercial printing facilities are open 7 days a week, 24 hours a day to meet customer printing requirements.

    Our envelope division operates 54 printing facilities throughout North America. Envelopes are produced from either flat sheets or rolls of paper. The paper is folded into an envelope, which is glued at the seams and on the flap, and then printed as required. Webs are typically used for larger runs with multiple colors and numerous features, and die cut machines, which require a preliminary step to provide die cut envelope blanks from paper sheets, are used primarily for smaller orders typically including customized value added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

    Our label division operates 17 facilities in North America as well as four in the United Kingdom. Label printing consists of four main processes: film preparation, printing, cutting and finishing. Film preparation requires prepress capabilities similar to commercial printing. Customer art work is prepared and refined digitally, and film is produced to make printing plates. Label printing is usually lithographic, although we also offer rotogravure and flexographic processes. Cutting is usually a combination of square cutting and die cutting. Finishing encompasses a number of technologies: embossing to add texture, bronzing and/or foil stamping to add metallic effects. We use all of these processes in our label printing operations.

    Our printing for distributors division operates 17 facilities throughout the United States. We also offer our customers design services using desktop publishing, which have become particularly important in the very short run ("VSR") and short-run continuous forms markets and enable us to easily make changes to repeat orders and produce the documents as cost effectively as an exact repeat. Our equipment includes a variety of single web presses using the web offset process. The majority of our equipment is designed to feed roll-to-roll and roll-to-fold, and, in the case of the VSR equipment, a pack-to-pack feed. These presses print at high speeds in one or multiple colors and on one or both sides of the paper. Our presses vary by cylinder size and web width to accommodate the short run customer orders and are between 17" to 33" widths. The majority of our presses are narrow web widths and are used for short to medium-run production jobs.

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

COMPETITION

    The envelope and commercial printing industries are highly competitive and fragmented. We compete against a number of large, diversified and financially stronger printing companies, as well as regional and local printers, many of which are capable of competing with us in both volume and production quality. Although we believe customers are price sensitive, we also believe that customer service and high-quality products are important competitive factors. We believe we provide premium quality and customer service while maintaining competitive prices through stringent cost control efforts. The main competitive factors in our markets are customer service, product quality, reliability, flexibility, technical capabilities and price. We believe we compete effectively in each of these areas.

    We also face competition from alternative advertising media and other means of communication and information transfer such as e-commerce and the internet. Although these alternative media may reduce the need for some envelopes and printed materials in the future, we believe that we will experience continued demand for our products due to (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and other features to achieve the desired presentation effect, (ii) the ability of our direct mail customers to target and penetrate desired markets as a result of the increasingly sophisticated use of data mining and other technology to create more effective mailing lists, and (iii) the continued widespread delivery of mail to residences and businesses through the United States Postal Service and the Canadian Post Corporation.

    The label industry is also highly fragmented with a few large manufacturers with significant North American market presence. In addition, as a result of recent merger and acquisition activity, the food and beverage manufacturers have started to move toward centralized corporate purchasing. Premium or specialty labels are popular at the higher price and higher quality end of the market, usually premium branded beverages, such as spirits and wines. However, we expect that conventional glue-applied and pressure-sensitive labels will continue to remain the industry label of choice due to increasingly cost conscious grocery shoppers, stiff pressure from large retailers to keep prices low, low inflationary levels and recent increases in commodity food prices.

    Our closest competitors in the printing for distributors market are other document printers with nationwide manufacturing locations and regional/local printers, which typically sell within a 100 to 300-mile radius of their plants. To a limited extent we compete with much larger direct selling forms manufacturers. We compete mainly on the breadth of our product offerings and close customer relationships.

SEASONALITY

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

    Several Consumer Direct market segments served by our envelope division, such as photo finishing packaging and the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases. Seasonality is offset in part by the diversity of our other products and markets which are not materially affected by seasonal conditions.

    In the label segment, demand for spirit labels is typically highest in August and September, as distillers and bottlers increase production to meet increased demand during the year-end holidays.

EMPLOYEES

    We employed approximately 13,350 people as of December 31, 1999. Approximately 2,850 people employed at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and is negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to the operations of the Company as a whole.

ENVIRONMENTAL

    Our operations are subject to federal, state and local environmental laws and regulations relating to air emissions, waste generation, handling, management and disposal, and at certain facilities, wastewater treatment and discharge. We have implemented environmental programs designed to ensure that the Company operates in compliance with the applicable laws and regulations governing environmental protection. Our policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. We believe the Company is in substantial compliance with applicable federal, state and local laws and regulations relating to environmental protection. We do not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations.

RECENT DEVELOPMENTS

    On February 22, 2000, the Company completed its acquisition of American Business Products, Inc. ABP's operations are comprised of two businesses: specialty packaging and printed office products. Specialty packaging is comprised of three segments: the extrusion of polyethylene and other materials onto papers and nonwovens used in packaging and other products, the manufacture of soft packages and mailers (primarily from Tyvek(R)) and file folders, and the manufacture of pressure sensitive labels for business office applications. The printed office products business is a printer and distributor of custom-printed envelopes and labels and a distributor of business forms.

ITEM 2.  PROPERTIES

    At December 31, 1999, the Company operated 138 printing facilities in North America and the United Kingdom. Mail-Well owns 59 facilities and leases 143 facilities for printing and warehouse space. The Company also leases 12,000 square feet of office space for its corporate headquarters and 9,500 square feet for the Envelope, Printing for Distributors, and Label division headquarters in Englewood, Colorado.

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

1998                                                       HIGH          LOW
----                                                      ------       ------
First Quarter.........................................    $20.75       $17.63
Second Quarter........................................     24.94        18.75
Third Quarter.........................................     22.75         8.44
Fourth Quarter........................................     14.06         5.75

1999
----
First Quarter.........................................    $15.68       $11.12
Second Quarter........................................     17.00        11.75
Third Quarter.........................................     17.81        12.87
Fourth Quarter........................................     14.06        11.12

    The Common Stock was split 3-for-2 in June 1997 and 2-for-1 in June 1998. All prices reflect such splits. As of February 17, 2000, there were approximately 477 stockholders of record and, based upon security position listings, the Company believes that it has in excess of 9,500 beneficial owners.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The summary of historical financial data presented below is derived from the historical audited financial statements of the Company. The operations of the acquisitions accounted for under the purchase method have been included in the historical income statement data of the Company from their respective dates of acquisitions. Amounts derived from the consolidated financial statements for periods subsequent to February 23, 1994, (inception) have been restated as appropriate to reflect mergers accounted for as poolings of interests. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and the related notes thereto included elsewhere herein.

                                                                  YEAR ENDED DECEMBER 31
                                               ------------------------------------------------------------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                 1999          1998          1997         1996        1995
                                               --------      --------      --------      ------      ------
    Net sales..............................    $1,848.0      $1,504.7      $1,073.9      $944.5      $758.9
    Income before extraordinary item.......        64.5          25.8<Fb>      35.0        21.2        15.4
    Net income.............................        64.5          21.7<Fb>      28.9        21.2        13.0
    Earnings per basic share:<Fa>
    Income per share before extraordinary
      item.................................    $   1.32      $   0.55      $   0.86      $ 0.53      $ 0.58
    Extraordinary item.....................         --          (0.08)        (0.15)        --        (0.09)
                                               --------      --------      --------      ------      ------
    Net income per basic share.............    $   1.32      $   0.47      $   0.71      $ 0.53      $ 0.49
                                               ========      ========      ========      ======      ======
    Earnings per diluted share:<Fa>
    Income per share before extraordinary
      item.................................    $   1.20      $   0.53<Fb>  $   0.82      $ 0.52      $ 0.56
    Extraordinary item.....................         --          (0.08)        (0.14)        --        (0.09)
                                               --------      --------      --------      ------      ------
    Net income per diluted share...........    $   1.20      $   0.45      $   0.68      $ 0.52      $ 0.47
                                               ========      ========      ========      ======      ======
    Total assets...........................    $1,344.0      $1,128.0      $  671.4      $552.0      $582.6
    Total long term debt...................       653.1         583.4         330.4       237.8       347.4

-------
<Fa>  Earnings per share data has been retroactively restated to reflect the 3:2 stock split in June 1997 and the 2:1 stock split in June 1998.
<Fb>  The 1998 results include an after-tax charge of $21.8 million ($28.9 million pre-tax), or $0.41 per diluted share related to the restructuring of the Envelope and Commercial Printing segments and the termination of a leveraged Employee Stock Ownership Plan (see Note 11 of notes to the consolidated financial statements included elsewhere herein). Excluding the restructuring and other unusual charge, the amounts would be as follows:

        Income before extraordinary item............................    $47.6
        Net income..................................................    $43.5
        Income per diluted share before extraordinary item..........    $0.94

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following should be read in conjunction with the consolidated historical financial statements and related notes of Mail-Well, Inc. and its subsidiaries (the "Company") included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the following:

    * availability of acquisition opportunities and their related costs

    * ability to obtain productivity savings

    * ability to achieve cost savings from integration of acquisitions

    * ability to obtain additional financing

    * interest rates and foreign currency exchange rates

    * paper and other raw material costs and the ability to pass through paper costs to customers

    * postage rates and other changes in the direct mail industry

    * growth unavailability due to competing information delivery media

    * general labor conditions

This entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Net sales for 1999 increased 22.8% to $1,848.0 million compared to net sales of $1,504.7 million for 1998. This increase in net sales was attributable to sales from companies acquired during 1999, a full year of sales from companies acquired during 1998 and internal growth in each segment except Envelope. Envelope volume was negatively impacted by a plant closure, our decision to abandon low-margin business, and a slowdown in the sweepstakes related direct mail market. Gross profit of $429.3 million for 1999 represents a 34.5% increase over 1998. Expressed as a percent of net sales, gross profit increased by 200 basis points (BP) to 23.2% for 1999 compared to 21.2% for 1998 primarily due to the Company's productivity improvements, the impact of purchasing programs and benefits from restructuring initiatives. Expressed as a percent of net sales, selling, general and administrative expense increased to 14.3% in 1999 from 13.3% in 1998. The increase was mainly due to increased amortization expense, the impact of acquisitions, and an increase in corporate administrative expense attributable to expanded treasury and finance operations. Operating income, before restructuring and other unusual charge (see Note 11 of the Notes to Consolidated Financial Statements) and merger costs, of $164.2 million for 1999 increased 37.9% from 1998, primarily due to acquisitions, internal growth and improved gross margins.

    Earnings for 1999 increased 35.5% to $64.5 million from $47.6 million, before extraordinary item and restructuring and other unusual charge in the prior year. Earnings per diluted share increased 27.7% to $1.20 in 1999 from $0.94 per share before extraordinary item and the effect of the restructuring and other unusual charge in 1998.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Net sales for 1998 increased 40.1% to $1,504.7 million compared to net sales of $1,073.9 million for 1997. This increase in net sales was attributable to sales from companies acquired during 1998, a full year of sales from companies acquired during 1997, and internal growth in each segment, offset by declines in the Canadian exchange rate and pricing declines. Gross profit of $319.3 million for 1998 represents a 33.2% increase over 1997. Expressed as a percent of net sales, gross profit decreased by 110 BP to 21.2% for 1998 compared to 22.3% for 1997, primarily due to the impact of acquisitions. Expressed as a percent of net sales, selling, general and administrative expense decreased to 13.3% in 1998 from 14.3% in 1997, due to efficiency improvements as a result of the integration of acquisitions. Operating income, before restructuring and other unusual charge (see Note 11 of the Notes to Consolidated Financial Statements) and merger costs, of $119.1 million for 1998 increased 38.8% from 1997, primarily due to acquisitions.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

  Commercial Printing

    The following table presents historical financial data for the Commercial Printing segment, including acquisitions from their purchase dates. The results for one location were moved from Envelope to Commercial Printing beginning January 1, 1997.

                                                           YEAR ENDED DECEMBER 31
                                 --------------------------------------------------------------------------
                                         1999                       1998                       1997
                                 --------------------       --------------------       --------------------
                                    $             %            $             %            $             %
(DOLLARS IN THOUSANDS)           --------       -----       --------       -----       --------       -----
Net sales....................    $770,391       100.0       $555,535       100.0       $359,285       100.0
Cost of sales................     598,301        77.7        441,357        79.4        284,638        79.2
Operating expenses...........     108,892        14.1         78,056        14.1         54,227        15.1
                                 --------       -----       --------       -----       --------       -----
Operating income.............    $ 63,198         8.2       $ 36,122         6.5       $ 20,420         5.7
                                 ========       =====       ========       =====       ========       =====

YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Net Sales--Net sales for the year ended December 31, 1999 increased by $214.9 million, or 38.7%, as compared to sales for the year ended December 31, 1998, primarily due to acquisitions in 1998 and 1999. Excluding acquisitions, sales increased due to volume by 2%.

    Cost of Sales--Cost of sales includes material net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs. Total cost of sales, as a percent of sales, decreased from 79.4% for the year ended December 31, 1998 to 77.7% for the year ended December 31, 1999. This decline was primarily due to the benefits from new acquisitions adopting corporate purchasing programs.

    Operating Expenses--Operating expenses include selling and administrative expenses. For the year ended December 31, 1999, operating expenses, as a percent of sales, remained at 14.1% for the years ended December 31, 1999 and 1998.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Net Sales--Net sales for the year ended December 31, 1998 were up $196.3 million, or 54.6%, over the year ended December 31, 1997, primarily due to acquisitions in 1997 and 1998. Excluding acquisitions, net sales were essentially unchanged, as volume gains in the financial services sector and advertising literature were offset by declining prices.

    Cost of Sales--Total cost of sales, as a percent of sales, increased from 79.2% for the year ended December 31, 1997 to 79.4% for the year ended December 31, 1998. This increase was attributable to material cost increases due to competitive pricing pressure, offset by a reduction in other manufacturing costs due to increased web capacity in 1998 versus 1997, as well as other plant efficiency improvements offset by inflationary cost increases.

    Operating Expenses--For the year ended December 31, 1998, operating expenses as a percent of sales decreased 100 BP to 14.1% from 15.1% in the year ended December 31, 1997. Operating expenses decreased, as a percent of sales, due to the integration of acquisitions and consolidation of selling and administrative functions, offset by inflationary cost increases.

  Envelope

    The following table presents historical financial data for the Envelope operations of the Company, including acquisitions from their purchase dates. The results for one location were moved from Envelope to Commercial Printing beginning January 1, 1997.

                                                           YEAR ENDED DECEMBER 31
                                 --------------------------------------------------------------------------
                                         1999                       1998                       1997
                                 --------------------       --------------------       --------------------
                                    $             %            $             %            $             %
(DOLLARS IN THOUSANDS)           --------       -----       --------       -----       --------       -----
Net sales....................    $745,555       100.0       $763,147       100.0       $704,223       100.0
Cost of sales................     564,051        75.7        590,135        77.3        538,648        76.5
Operating expenses...........      87,609        11.7         86,374        11.3         83,510        11.9
                                 --------       -----       --------       -----       --------       -----
Operating income.............    $ 93,895        12.6       $ 86,638        11.4       $ 82,065        11.6
                                 ========       =====       ========       =====       ========       =====

YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Net Sales--Net sales decreased by $17.6 million (2.3%) for the year ended December 31, 1999, compared to the year ended December 31, 1998. Volume was negatively impacted by a plant closure, our decision to abandon low-margin business, and a slowdown in the sweepstakes related direct mail market.

    Cost of Sales--Total cost of sales, as a percent of sales, decreased from 77.3% for the year ended December 31, 1998, to 75.7% for the year ended December 31, 1999. The decrease was due to the benefits of the Company's restructuring plan and purchasing and productivity programs. Inflationary cost increases were offset by efficiency improvements and volume increases. Cost of sales includes paper net of waste recovery revenue, labor, depreciation and other manufacturing and distribution costs.

    Operating Expenses--Operating expenses include selling and administrative expenses. For the year ended December 31, 1999, operating expenses as a percent of sales increased to 11.7% from 11.3% in the prior year, due to the decrease in net sales from 1998 to 1999.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Net Sales--Net sales increased by $58.9 million (8.4%) for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to acquisitions. Excluding acquisitions, sales decreased $9.0 million due to lower paper costs, as paper cost changes have historically been passed to customers. Volume increases were offset by the impact of exchange rate fluctuations in Canada.

    Cost of Sales--Total cost of sales, as a percent of sales, increased from 76.5% for the year ended December 31, 1997, to 77.3% for the year ended December 31, 1998, primarily due to the effect of acquisitions. Before the effect of higher cost products from acquisitions, material cost decreased in 1998 versus 1997 due primarily to lower paper costs. Inflationary cost increases were offset by efficiency improvements and volume increases.

    Operating Expenses--For the year ended December 31, 1998, operating expenses as a percent of sales decreased to 11.3% from 11.9% in the prior year, due to efficiency improvements as acquisitions were integrated.

  Corporate Expenses

    Certain major production equipment is accounted for as an operating lease on a consolidated basis while treated as a purchase on a segment level. The Company classifies the excess of the operating lease expense over depreciation as a corporate expense in analyzing segment operations. The Company does not include the amortization of intangibles recorded in acquisitions in segment results but includes it on a corporate basis. In addition, corporate expenses include corporate administrative expense and loss (gain) on disposal of assets.

    Corporate expenses, excluding restructuring and other unusual charge and merger costs, for the year ended December 31, 1999, increased $5.6 million compared to 1998, as a result of increases in amortization expense and corporate administrative expense. Amortization expense increased as a result of the acquisitions made in the years ended December 31, 1998 and 1999. Corporate administrative expense increased due to expanded treasury and finance operations.

    Corporate expenses, excluding restructuring and other unusual charge and merger costs, for the year ended December 31, 1998, decreased $0.3 million over the year ended December 31, 1997, primarily due to the increase in gain on disposal of assets of $3.9 million and operating lease expense of $0.9 million, offset by an increase in amortization expense of $4.5 million. Amortization expense increased as a result of the significant number of acquisitions made in the years ended December 31, 1998 and 1997.

    Merger Costs--Effective May 30, 1998, the Company completed its mergers with six commercial printing companies and one distributor company through the exchange of common stock. In connection with the mergers, transaction costs of $3.3 million were expensed in 1998. These costs consist primarily of investment banking, legal, and accounting fees. For more information on these mergers, refer to Note 2 of the Notes to Consolidated Financial Statements.

    Restructuring and Other Unusual Charge--In November 1998, the Company committed to implement a restructuring program affecting the Commercial Printing and Envelope segments and recorded a pre-tax provision of $16.0 million, of which $11.7 million represented non-cash charges for asset write-offs and impairments. The Company also incurred $0.8 million and $1.9 million of restructuring costs in 1998 and 1999, respectively, relating to the relocation of personnel, equipment and inventory, which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative. In October 1998, the Company committed to release all shares of stock held by the leveraged Employee Stock Ownership Plan ("ESOP") to plan participants and recorded a non-cash, pre-tax charge of $12.2 million. For more information on these charges, refer to Note 11 of the Notes to Consolidated Financial Statements.

    Interest Expense--Interest expense, including accounts receivable securitization discount, for the year ended December 31, 1999, increased $17.1 million compared to the year ended 1998. The increase occurred as a result of higher average bank debt balances, primarily due to acquisitions, and a slight increase in the weighted-average borrowing rate. Interest expense for the year ended December 31, 1998, compared to 1997 increased $8.0 million as a result of higher average bank debt balances, primarily due to acquisitions, offset by lower average interest rates resulting from the November 1997 issuance of 5.0% convertible subordinated notes and decreased amortization of deferred financing costs. Since the proceeds from the 5.0% convertible subordinated notes were used to repay debt for which a major portion of the deferred financing costs were incurred, amortization of deferred financing costs decreased $1.4 million in 1998 compared to 1997.

    The Company continued to participate in an accounts receivable securitization facility, whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $150.0 million until June 2004. At December 31, 1999 and 1998, the Company had sold accounts receivable of $203.3 million (net of an allowance of $4.3 million) and $100.0 million, respectively, to a wholly-owned subsidiary, Mail-Well Trade Receivables Corp (MTRC). MTRC had sold beneficial interests totaling $148.5 million and $52.6 million to the securitization company at December 31, 1999 and 1998, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

    Income Taxes--The effective tax rate for 1999 of approximately 40.2% was higher than the federal statutory rate due to state and provincial income taxes and certain goodwill amortization that is not tax deductible. The effective tax rate for 1998 and 1997 was higher than the federal statutory rate due to state and provincial income taxes and certain goodwill amortization and a major portion of the leveraged employee stock ownership plan contribution that are not tax deductible. The effective tax rate also reflected the impact of merging various commercial printing companies that had elected nontaxable status prior to the mergers on May 30, 1998. See Notes 2 and 9 of the Notes to Consolidated Financial Statements for further information. For 2000, the Company expects its effective tax rate to be approximately 41.0%.

    Approximately $8.3 million of deferred tax assets related to federal alternative minimum tax credits and net operating loss carryforwards will be realized through future taxable income. Management believes these assets will be realized through the continuation of current levels of taxable income over a six-year period. Approximately $1.2 million of deferred tax assets related to various state tax credits will be realized through future taxable income. Management believes these assets will be realized through the continuation of current levels of taxable income over a three-year period.

GOODWILL

    As of December 31, 1999, goodwill net of accumulated amortization related to acquisitions of businesses since the Company's inception represents 33.7% and 120.8% of total assets and shareholders' equity, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. During the year, facts and circumstances have not changed to indicate a potential impairment.

LIQUIDITY AND CAPITAL RESOURCES

    Historical Cash Flow--Net cash flow provided by operating activities was $112.9 million, $93.1 million, and $94.4 million for the years ended December 31, 1999, 1998, and 1997, respectively. Acquisitions required cash payments of $203.4 million, $351.6 million, and $82.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. Other investing activities include capital expenditures which were $85.5 million, $87.3 million, and $36.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The capital expenditures were offset by the proceeds of $5.8 million, $9.7 million, and $1.8 million from the disposal of assets and other for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash flow from financing activities was positively affected by the increase in receivables sold under the securitization agreement at December 31, 1999, of $95.9 million compared to December 31, 1998. Net cash flow from financing activities was negatively affected by the decrease in receivables sold under the securitization agreement at December 31, 1998 of $19.4.

    At December 31, 1999, the Company had approximately $147.7 million of available credit under the $320.0 million Bank of America credit facilities. In addition, at December 31, 1999, the Company had availability of $1.5 million under the $150.0 million securitization facility.

    Security Offering--In November 1998, the Company's wholly-owned subsidiary, Mail-Well I Corporation, issued $300.0 million in aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 (the "Senior Notes"). The Senior Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. In June 1999, Mail-Well I completed an exchange offer whereby it exchanged $300 million in aggregate principal amount of the 8 3/4% Series B Senior Subordinated Notes due 2008 for all of the outstanding Senior Notes in a transaction registered under the Securities Act. The Senior Notes are unconditionally guaranteed by the Company and all of its domestic operating subsidiaries.

    Capital Requirements--The Company estimates that based on current utilization of its equipment and expected volume growth at existing businesses, it will spend approximately $80.0 million per year on capital expenditures without considering the acquisition of American Business Products discussed in "Recent Developments".

    Inflation--The effects of inflation have not been material to the Company primarily due to our ability to pass paper price increases on to our customers. However, due to the competitive nature of its business, we may not always be able to pass on inflationary cost increases in the future.

    Foreign Currency--The Company's foreign currency exposure primarily relates to its Canadian operations. Net sales provided by the Canadian operations for the years ended December 31, 1999 and 1998 were USD $190.4 million and USD $154.5, respectively. The impact of the change in Canadian Dollar exchange rates was minimal during these periods.

    Seasonality and Environment--As the Company expands its operations into more commercial printing and label segments, it has been affected more by seasonality. Management expects the first and third quarter to report higher sales for the Commercial Printing segment because of annual report and car brochure business. In addition, the third quarter is traditionally the strongest for the Label segment.

    The effects of environmental matters had no material financial impact on the historical operations of the Company and are not expected to have a material effect on the Company's liquidity and capital resources.

RECENT DEVELOPMENTS

    In February 2000, the Company acquired 13,450,588 shares (or 91% outstanding) of the common stock of Atlanta-based American Business Products
(ABP) for $20 per share in a cash tender offer. In the second step of the acquisition, ABP merged with a wholly-owned subsidiary of the Company. The total value of the transaction, including the assumption of debt, was approximately $333.6 million.

    ABP is a premier provider of printed office products and specialty packaging solutions through its Curtis 1000, International Envelope, Discount Labels and Jen-Coat business units. ABP reported 1999 sales of $475.9 million and net income and earnings per share from continuing operations of $19.7 million and $1.31, respectively.

    In February 2000, the Company entered into an $800.0 million senior secured credit facility (the "New Facility"). The proceeds were used to finance the acquisition of ABP, pay related costs and expenses, refinance the unsecured revolving loan facilities, and reduce the amounts drawn under the accounts receivable securitization to a total of $25.0 million, with the remainder to provide funds for ongoing general corporate purposes and proposed acquisitions under letters of intent. In conjunction with the financing, MTRC reduced its ability to sell an undivided variable percentage interest in the pool of receivables to $25.0 million, which is permitted to be increased to $75.0 million at any time.

    The New Facility consists of a $250 million revolving credit facility, a $300 million Tranche A term loan and a $250 million Tranche B term loan. The Tranche A facility and Tranche B facility amortize over six and seven years, respectively. The Company borrowed $100.0 million under the revolving credit facility on February 22, 2000. Therefore, under the terms of the New Facility, the annual debt payments at December 31, 1999, would have been as follows (in thousands):

2000.......................................................    $   34,514
2001.......................................................        43,685
2002.......................................................       206,034
2003.......................................................        60,350
2004.......................................................        65,780
2005 and thereafter........................................       734,616
                                                               ----------
Total......................................................    $1,144,979
                                                               ==========

    The New Facility contains certain financial and other covenants that are customary for credit facilities of its type and size. The New Facility is secured by substantially all tangible and intangible property of U.S. entities, except for that security of the accounts receivable securitization program and certain capital lease obligations.

    The Company expects to write off deferred financing costs of $372,000 (net of $258,000 of income tax benefits) capitalized in connection with the unsecured revolving loan facility which was repaid February 2000. The write-off will be shown as an extraordinary item in the statements of operations.

    Effective with the borrowing under the facilities, we estimate the availability will be $150.0 million of which approximately $35.0 million may be used for acquisitions currently under signed letters of intent.

    The Company has begun executing a plan to reduce debt since completion of the ABP acquisition. Alternatives include:

    * Focusing all operations on maximizing cash flow;

    * Disposing of non-core assets;

    * Reducing acquisition activity;

    * Issuing an equity-type instrument that will be accretive when combined with the ABP acquisition.

    Previously the Company announced that letters of intent had been signed to acquire two commercial printers: Strathmore Press of Cherry Hill, New Jersey, and Braceland Brothers of Philadelphia. Braceland Brothers closed January 28, 2000, subject to the successful transfer of certain government contracts. Strathmore Press is expected to close no later than April 2000, pending receipt of state approval. The combined sales of the two companies for the trailing twelve months were approximately $44 million.

YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change. The Company replaced some of its existing computer systems with Year 2000 compliant systems and capitalized approximately $13 million through 1999. These costs were funded through operating cash flows. Several computers systems were due to be replaced but were accelerated because of the Year 2000 issue.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement, which will be effective for the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value, with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Although the Company believes it has a minimal current level of hedging and derivative activity, it has not determined the impact of this statement on its operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (US $22,816,000 and US $25,461,000 at December 31, 1999 and 1998, respectively) and the interest rate risk for the investment in accounts receivable securitization ($54,396,000 and $41,669,000 at December 31, 1999 and 1998, respectively) are not considered to be significant since the difference between fair values and carrying values are not material to the Company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements includes rates variable with LIBOR. As of December 31, 1999 and 1998, $172.2 million and $93.0 million, respectively, of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates.

    If LIBOR were to increase 1% from the rate at December 31, 1999 and 1998 and the Company borrowed the maximum amount available under its variable rate debt ($320 million), the Company's interest expense would increase by $3.2 million, and income after income taxes would decrease by approximately $2.0 million using a marginal income tax rate of 38.5%. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. For example, in November 1998, the Company paid down its variable rate debt with proceeds from fixed rate debt to manage its interest rate risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

    If interest rates were to decrease 1%, the fair value of the Company's fixed rate debt, excluding other long-term debt ($494.7 million and $457.4 million at December 31, 1999 and 1998, respectively), would decrease by approximately $22.1 million and $25.3 million at December 31, 1999 and 1998, respectively. The fair values were determined based on the discounted values of their related cash flows. The sensitivity analysis does not consider the impact of changes in the Company's stock price on the fair value of its convertible subordinated notes or the conversion of the convertible debt. The change in other long-term debt is immaterial to the Company's financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Mail-Well, Inc.
Englewood, Colorado

    We have audited the accompanying consolidated balance sheet of Mail-Well, Inc. as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the 1999 financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail-Well, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 1999 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

Denver, Colorado
January 26, 2000,
except for Note 14, as to which the date is February 22, 2000

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Mail-Well, Inc.

    We have audited the accompanying consolidated balance sheet of Mail-Well and Subsidiaries ("Company") as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. Our audits also included the financial statement schedules as of December 31, 1998 and for the years ended December 31, 1998 and 1997 listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Color Art, Inc. and Subsidiaries for the year ended December 31, 1997, which reflect total revenues of $76,099,000 for the year ended December 31, 1997. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Color Art, Inc. and Subsidiaries for such period, is based solely on the report of such other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mail-Well, Inc. and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the 1998 and 1997 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Denver, Colorado
January 28, 1999

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
Color Art, Inc.
St. Louis, Missouri

    We have audited the consolidated statements of income, shareholders' equity and cash flows of Color Art, Inc., an S Corporation, and subsidiaries for the year ended December 31, 1997 (which are not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Color Art, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis, Missouri
March 6, 1998 (Except for Notes 7
  and 13, which are dated May 15,
  1998 and May 22, 1998, respectively)

                              MAIL-WELL, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                   (DOLLARS IN THOUSANDS)

                                                                        DECEMBER 31
                                                                ---------------------------
                                                                   1999             1998
                                                                ----------       ----------
                                           ASSETS

CURRENT ASSETS
    Cash and cash equivalents...............................    $    3,618       $    1,375
    Trade receivables, net..................................        85,044          130,523
    Investment in accounts receivable securitization........        54,396           47,069
    Accounts receivable--other..............................        20,764           23,401
    Inventories, net........................................       144,756          114,131
    Other current assets....................................        25,551           19,351
                                                                ----------       ----------
        Total current assets................................       334,129          335,850
PROPERTY, PLANT AND EQUIPMENT, NET..........................       532,156          437,732
GOODWILL, NET...............................................       453,483          322,149
OTHER ASSETS, NET...........................................        24,273           32,225
                                                                ----------       ----------
TOTAL.......................................................    $1,344,041       $1,127,956
                                                                ==========       ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable........................................    $  122,740       $   87,023
    Accrued compensation and vacation.......................        50,042           41,401
    Other current liabilities...............................        52,999           47,192
    Current portion of long-term debt and capital leases....        13,889            8,036
                                                                ----------       ----------
        Total current liabilities...........................       239,670          183,652
LONG-TERM DEBT AND CAPITAL LEASES...........................       653,090          583,427
DEFERRED INCOME TAXES.......................................        64,112           47,534
OTHER LONG-TERM LIABILITIES.................................         8,351           10,468
                                                                ----------       ----------
        Total liabilities...................................       965,223          825,081
                                                                ----------       ----------
MINORITY INTEREST IN NON-VOTING STOCK OF SUBSIDIARY.........         3,508            3,500
                                                                ----------       ----------
SHAREHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued and outstanding...............           --               --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 49,215,078 and 48,846,904 shares issued at
      1999 and 1998, respectively (including 3,896,544
      shares held by ESOP)..................................           492              488
    Paid-in capital.........................................       219,795          217,218
    Retained earnings.......................................       155,222           90,740
    Accumulated other comprehensive income (loss)...........          (199)          (9,071)
                                                                ----------       ----------
        Total shareholders' equity..........................       375,310          299,375
                                                                ----------       ----------
TOTAL.......................................................    $1,344,041       $1,127,956
                                                                ==========       ==========

                      See notes to consolidated financial statements.

                                   MAIL-WELL, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31
                                                         --------------------------------------------
                                                            1999             1998             1997
                                                         ----------       ----------       ----------
NET SALES............................................    $1,848,041       $1,504,686       $1,073,937

COST OF SALES........................................     1,418,715        1,185,373          834,212
                                                         ----------       ----------       ----------
GROSS PROFIT.........................................       429,326          319,313          239,725

OTHER OPERATING COSTS
    Selling, general and administrative..............       265,087          200,193          153,897
    Restructuring and other unusual charge...........         1,946           28,922              --
    Merger costs.....................................           --             3,318              --
                                                         ----------       ----------       ----------
        Total other operating costs..................       267,033          232,433          153,897
                                                         ----------       ----------       ----------
OPERATING INCOME.....................................       162,293           86,880           85,828

OTHER (INCOME) EXPENSE
    Interest expense.................................        55,247           38,127           30,157
    Other (income) expense...........................          (784)          (1,036)          (2,088)
                                                         ----------       ----------       ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM....       107,830           49,789           57,759

PROVISION FOR INCOME TAXES...........................        43,348           23,948           22,783
                                                         ----------       ----------       ----------
INCOME BEFORE EXTRAORDINARY ITEM.....................        64,482           25,841           34,976

EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $2,587 in
  1998 and $3,814 in 1997............................           --            (4,132)          (6,100)
                                                         ----------       ----------       ----------
NET INCOME...........................................    $   64,482       $   21,709       $   28,876
                                                         ==========       ==========       ==========
EARNINGS PER SHARE--BASIC
    BEFORE EXTRAORDINARY ITEM........................    $     1.32       $     0.55       $     0.86
    EXTRAORDINARY ITEM...............................           --             (0.08)           (0.15)
    EARNINGS PER SHARE--BASIC........................    $     1.32       $     0.47       $     0.71

EARNINGS PER SHARE--DILUTED
    BEFORE EXTRAORDINARY ITEM........................    $     1.20       $     0.53       $     0.82
    EXTRAORDINARY ITEM...............................           --             (0.08)           (0.14)
    EARNINGS PER SHARE--DILUTED......................    $     1.20       $     0.45       $     0.68

WEIGHTED AVERAGE SHARES--BASIC.......................        48,990           46,499           40,575
                                                         ==========       ==========       ==========
WEIGHTED AVERAGE SHARES--DILUTED.....................        58,154           48,585           43,027
                                                         ==========       ==========       ==========

                           See notes to consolidated financial statements.

                                   MAIL-WELL, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31
                                                                -----------------------------------------
                                                                  1999            1998            1997
                                                                ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..............................................    $  64,482       $  21,709       $  28,876
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation.......................................       43,631          30,678          21,590
         Amortization.......................................       15,177           9,576           7,696
         Extraordinary loss on early retirement of
           debt--pre-tax....................................          --            6,719           9,914
         Restructuring charges..............................          --           15,961             --
         Deferred income taxes..............................       15,049          12,204           8,512
         ESOP compensation expense..........................          --           14,326           2,614
         (Gain) loss on disposal of assets..................       (1,495)         (1,196)          2,719
         Other..............................................          (24)           (202)             38
         Changes in operating assets and liabilities, net of
           effects of acquired businesses:
             Trade receivables..............................      (13,661)         (2,151)         11,177
             Inventories....................................      (14,862)         10,339              47
             Accounts payable...............................        1,638          (7,164)         (5,576)
             Other working capital..........................        3,644         (13,787)          4,525
             Other assets and other long-term liabilities...         (640)         (3,934)          2,277
                                                                ---------       ---------       ---------
                Net cash provided by operating activities...      112,939          93,078          94,409

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions, net of cash acquired......................     (203,436)       (351,603)        (82,874)
    Capital expenditures....................................      (85,501)        (87,335)        (36,838)
    Proceeds from sale of assets and other..................        5,814           9,661           1,817
                                                                ---------       ---------       ---------
                Net cash used in investing activities.......     (283,123)       (429,277)       (117,895)

CASH FLOWS FROM FINANCING ACTIVITIES
    Changes due to accounts receivable securitization,
      net...................................................       95,900         (19,350)        (12,814)
    Net proceeds from common stock issuance.................        2,029          92,336           1,202
    Proceeds from issuance of convertible subordinated
      notes, net of issuance costs..........................          --              --          147,436
    Proceeds from long-term debt............................      386,116         799,111         139,616
    Repayments of long-term debt and capital leases.........     (310,253)       (556,736)       (219,125)
    Debt issuance costs.....................................       (1,481)         (9,184)            --
    Repurchase of stock, dividends and distributions by
      pooled entities.......................................          --           (3,738)         (5,254)
                                                                ---------       ---------       ---------
                Net cash provided by financing activities...      172,311         302,439          51,061

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................          116          (5,776)          1,039
                                                                ---------       ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................        2,243         (39,536)         28,614

BALANCE AT BEGINNING OF YEAR................................        1,375          40,911          12,297
                                                                ---------       ---------       ---------
BALANCE AT END OF YEAR......................................    $   3,618       $   1,375       $  40,911
                                                                =========       =========       =========

                             See notes to consolidated financial statements.

                                               MAIL-WELL, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        (IN THOUSANDS)

                                                                                              ACCUMULATED OTHER       TOTAL
                                         COMMON      PAID-IN       RETAINED                     COMPREHENSIVE     SHAREHOLDERS'
                                         STOCK       CAPITAL       EARNINGS         OTHER       INCOME (LOSS)        EQUITY
                                         ------      --------      --------        -------    -----------------   -------------
BALANCE AT DECEMBER 31, 1996...........   $436       $ 99,287      $ 48,571        $(4,609)        $  (274)         $143,411
Comprehensive income:
  Net income...........................                              28,876                                           28,876
  Other comprehensive income (loss),
   net of tax:
    Pension liability adjustment.......                                                                 37                37
    Currency translation adjustments...                                                               (917)             (917)
    Unrealized loss on investments.....                                                                (66)              (66)
                                                                                                                    --------
  Other comprehensive income (loss)....                                                                                 (946)
                                                                                                                    --------
Total comprehensive income.............                                                                               27,930

Issuance of common stock...............      7          2,713                                                          2,720
Exercise of stock options..............      2            199                                                            201
Retirement of treasury stock...........    (14)        (1,699)                       1,713                               --
Change in unearned ESOP................                 2,322                          490                             2,812
Distributions by pooled entities.......                              (4,161)                                          (4,161)
Repurchase of stock by pooled entities
 and other.............................     (1)          (347)         (745)                                          (1,093)
                                          ----       --------       --------       -------         -------          --------
BALANCE AT DECEMBER 31, 1997...........    430        102,475        72,541         (2,406)         (1,220)          171,820
Comprehensive income:
  Net income...........................                              21,709                                           21,709
  Other comprehensive income (loss),
   net of tax:
    Pension liability adjustment.......                                                                (80)              (80)
    Currency translation adjustments...                                                             (7,648)           (7,648)
    Unrealized loss on investments.....                                                               (123)             (123)
                                                                                                                    --------
  Other comprehensive income (loss)....                                                                               (7,851)
                                                                                                                    --------
Total comprehensive income.............                                                                               13,858

Issuance of common stock...............     53        104,216                                                        104,269
Costs incurred from issuance of
 stock.................................                (4,733)                                                        (4,733)
Exercise of stock options..............      5          1,763                                                          1,768
Changes in unearned ESOP...............                11,367                        2,406                            13,773
Adjustment to deferred tax asset for
 pooled entities.......................                 2,358                                                          2,358
Distributions by pooled entities.......                              (3,290)                                          (3,290)
Repurchase of stock by pooled
 entities..............................    --            (228)         (220)                                            (448)
                                          ----       --------       --------       -------         -------          --------
BALANCE AT DECEMBER 31, 1998...........    488        217,218        90,740            --           (9,071)          299,375
Comprehensive income:
  Net income...........................                              64,482                                           64,482
  Other comprehensive income (loss),
   net of tax:
    Pension liability adjustment.......                                                                122               122
    Currency translation adjustments...                                                              8,768             8,768
    Unrealized loss on investments.....                                                                (18)              (18)
                                                                                                                    --------
  Other comprehensive income (loss)....                                                                                8,872
                                                                                                                    --------
Total comprehensive income.............                                                                               73,354

Exercise of stock options..............      4          2,025                                                          2,029
Adjustment to deferred tax asset for:
  Pooled entities......................                  (168)                                                          (168)
  Stock options........................                   757                                                            757
Other..................................                   (37)                                                           (37)
                                          ----       --------       --------       -------         -------          --------
BALANCE AT DECEMBER 31, 1999...........   $492       $219,795       $155,222           --          $  (199)         $375,310
                                          ====       ========       ========       =======         =======          ========

                                        See notes to consolidated financial statements.

                       MAIL-WELL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations--Mail-Well, Inc. and subsidiaries (collectively referred to as the "Company") is a market leader in four highly-fragmented segments of the printing industry. The Company prints and manufactures envelopes in the United States and Canada and is a leading commercial printer in the United States. The Company is also a printer of custom documents for the distributor market and a printer of labels for the food and beverage industry. Within envelope printing, the Company competes primarily in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures stock envelopes sold through the resale market to include office products and merchant/printer markets. The Company is also a leading commercial printer specializing in printing advertising literature, high-end catalogs, annual reports and calendars and is recognized as an innovative provider of quality printed products to leading companies in the United States. Printing for Distributors prints a diverse line of custom products addressing the documents needs of small and medium-sized markets. The Label segment is a supplier of labels to the food and beverage markets. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").

    Principles of Consolidation--The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange. Mail-Well I Corporation ("MWI"), a wholly-owned subsidiary of Mail-Well, Inc., conducts most of the business of Mail-Well, Inc. MWI, together with its subsidiaries, is the owner of the Company's operating assets and the borrower of the debt (exclusive of the Convertible Subordinated Notes). All significant intercompany accounts and transactions have been eliminated.

    Revenue Recognition--Revenue is recognized when products are shipped or risk of ownership has passed to the buyer.

    Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

    Investments in Accounts Receivable Securitization--The Company has entered into an accounts receivable securitization arrangement (the "Securitization") whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $150.0 million. The investment in accounts receivable securitization represents a retained interest in the accounts receivable sold and is recorded at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income.

    Inventories--Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, and include the cost of materials, labor and manufacturing overhead.

    Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor units of property and repair and maintenance costs are charged to expense as incurred.

    Depreciation for financial reporting purposes is calculated using the straight-line method based on the estimated useful lives of the respective assets (or the life of the lease, if shorter), as follows:

Land improvements......................................       25 years
Buildings, building and leasehold improvements.........    15-45 years
Machinery and equipment................................       15 years
Furniture, fixtures and other..........................     3-10 years

                       MAIL-WELL, INC. AND SUBSIDIARIES

    Intangible Assets--In connection with the issuance of both bank debt and public debt, as well as in connection with acquisitions, the Company recorded certain intangible assets. The following schedule summarizes the amortization periods and amortization expense recorded in connection with the intangible assets (in thousands):

                                                       USEFUL
                                                        LIFE           1998          1997         1996
                                                     ----------       -------       ------       ------
    Amortization of:
    Deferred financing costs<Fa>.................     5-6 years       $ 1,207       $  614       $2,913
    Debt issue costs<Fa>.........................       5 years           940          940          --
    Goodwill.....................................      40 years        10,924        6,914        3,778
    Non-compete agreements.......................     3-5 years         1,342          652          489
    Acquisition costs and other..................    3-40 years           764          456          516
                                                                      -------       ------       ------
    Total........................................                     $15,177       $9,576       $7,696
                                                                      =======       ======       ======

-------
<Fa>  Amount included in interest expense in the consolidated statements of operations.

    Impairment of Long-Lived Assets--The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced to its fair value. In addition, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is based on future net cash flows from the use of the asset. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

    Stock Splits--In June 1997, the Company effected a 3:2 stock split of its common stock, and in May 1998, the Company declared a 2:1 stock split of its common stock effective June 1998. All common stock, paid-in capital, share and earnings per share information has been retroactively restated to reflect these splits.

    Income Taxes--The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state, federal and foreign income tax purposes. The Company does not provide U.S. income taxes on the unremitted earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest such unremitted earnings. Unremitted earnings of the Company's foreign subsidiaries as of December 31, 1999 is $37,557,000. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country.

    Other Comprehensive Income--The Company's pension liability adjustment, currency translation adjustments, and unrealized gains and losses on its investments, are included in accumulated other comprehensive income.

    New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement, which will be effective for the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Although the Company

                       MAIL-WELL, INC. AND SUBSIDIARIES
believes it has a minimal current level of hedging and derivative activity, it has not determined the impact of this statement on its operations and financial position.

    Earnings Per Share--The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations in 1998 and 1997. The effect of the convertible subordinated notes, which could potentially dilute earnings per share, was not included in the computation for the year ended December 31, 1998, because the result would have been antidilutive.

                                                           INCOME             SHARES           PER-SHARE
                                                         (NUMERATOR)       (DENOMINATOR)        AMOUNT
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 -----------       -------------       ---------
FOR THE YEAR ENDED DECEMBER 31, 1999
EARNINGS PER SHARE--BASIC
Income available to common shareholders..............      $64,482            48,990             $1.32
                                                                                                 =====
EFFECT OF DILUTIVE SECURITIES
Stock options........................................          --                940
Convertible Subordinated Notes.......................        5,254             8,003
Other................................................          --                221
                                                           -------            ------
EARNINGS PER SHARE--DILUTED
Income available to common shareholders including
  assumed conversions................................      $69,736            58,154             $1.20
                                                           =======            ======             =====
FOR THE YEAR ENDED DECEMBER 31, 1998
EARNINGS PER SHARE--BASIC
Income available to common shareholders..............      $25,841            46,499             $0.55
                                                                                                 =====
EFFECT OF DILUTIVE SECURITIES
Stock options........................................          --              1,650
Other................................................          --                436
                                                           -------            ------
EARNINGS PER SHARE--DILUTED
Income available to common shareholders including
  assumed conversions................................      $25,841            48,585             $0.53
                                                           =======            ======             =====
FOR THE YEAR ENDED DECEMBER 31, 1997
EARNINGS PER SHARE--BASIC
Income available to common shareholders..............      $34,976            40,575             $0.86
                                                                                                 =====
EFFECT OF DILUTIVE SECURITIES
Stock options........................................          --              1,508
Convertible Subordinated Notes.......................          476               834
Other................................................          --                110
                                                           -------            ------
EARNINGS PER SHARE--DILUTED
Income available to common shareholders including
  assumed conversions................................      $35,452            43,027             $0.82
                                                           =======            ======             =====

    Options to purchase 118,000, 24,000 and 177,000 shares of common stock in 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share, because certain of the options' exercise price was greater than the average market price of the common shares.

                       MAIL-WELL, INC. AND SUBSIDIARIES

    Foreign Currency Translation--The financial statements include the results of Canadian, Mexican and United Kingdom operations which are translated from local currencies, their functional currencies, into U.S. dollars. The balance sheet is translated at the year end rate of exchange. Results of operations are translated at average rates prevailing during the year. The effects of translation are included as a component of other comprehensive income (loss), net of income tax. Foreign currency transaction gains and losses are recorded in income when realized.

    Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications--Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

2. MERGERS WITH COMMERCIAL PRINTING COMPANIES

    Effective May 30, 1998, the Company completed its mergers with seven commercial printing companies through the exchange of common stock, which had a market value of $21.965 per share, as shown in the table below:

                                                       SHARES OF MAIL-WELL
OPERATING COMPANY NAME                                COMMON STOCK EXCHANGED
----------------------                                ----------------------
Color Art, Inc. ("Color Art").......................        2,351,951
Accu-color, Inc. ("Accu-color").....................          622,391
Industrial Printing Company ("Industrial
  Printing")........................................          570,161
IPC Graphics, Inc. ("IPC Graphics").................          325,973
United Lithograph, Inc. ("United Lithograph").......          519,568
French Bray, Inc. ("French Bray")...................          538,040
Clarke Printing, Co. ("Clarke Printing")............          437,984

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

    Each of the mergers was negotiated and consummated as separate transactions and the separate mergers were not contingent upon each other. Except for French Bray and Clarke Printing, all of the above entities had elected Subchapter S corporation treatment for U.S. federal income tax purposes and, accordingly, did not pay U.S. federal income taxes. Subsequent to May 30, 1998, these companies were included in Mail-Well's consolidated U.S. federal income tax return. In connection with the mergers, the Company also issued common stock to acquire the net assets (including the assumption of the debt associated with such assets) of certain related real estate ventures owned by shareholders of the commercial printing companies. The shares of the Company's common stock exchanged for real estate assets are included with the shares exchanged for the respective operating company in the table above. The results of operations and financial conditions of the real estate assets are reflected in the restated consolidated financial statements with significant intercompany transactions and balances eliminated. The mergers with

                       MAIL-WELL, INC. AND SUBSIDIARIES
the real estate entities have been accounted for as taxable business combinations, and the recognizable tax benefits attributable to the increase in tax basis were allocated to additional paid-in-capital.

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

    Net sales, income before extraordinary items and net income of the separate companies for the periods preceding the mergers were as follows:

                                                                 INCOME                                 UNAUDITED
                                                                 (LOSS)                   UNAUDITED     PRO FORMA
                                                                 BEFORE          NET      PRO FORMA      DILUTED
                                                   NET        EXTRAORDINARY    INCOME     NET INCOME    EARNINGS
                                                  SALES           ITEMS        (LOSS)     (LOSS)<F1>    PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        ----------    -------------    -------    ----------    ---------
QUARTER ENDED MARCH 31, 1998 (UNAUDITED)<F2>
    Mail-Well, Inc. as previously
      reported..............................    $  274,705       $ 9,510       $ 9,510     $ 9,510
    Pooled entities.........................        44,029            23            23        (752)
                                                ----------       -------       -------     -------
        Combined............................    $  318,734       $ 9,533       $ 9,533     $ 8,758        $0.18
                                                ==========       =======       =======     =======        =====
YEAR ENDED DECEMBER 31, 1997
    Mail-Well, Inc. as previously
      reported..............................    $  897,560       $28,276       $22,176     $22,176
    Color Art...............................        76,099         3,218         3,218       1,930
    Accu-color..............................        14,409         1,550         1,550         930
    Industrial Printing.....................        19,499           769           769         461
    IPC Graphics............................        10,429           405           405         243
    United Lithograph.......................        21,232           502           502         301
    French Bray.............................        23,353          (178)         (178)       (178)
    Clarke Printing.........................        11,356           434           434         434
                                                ----------       -------       -------     -------
    Pooled entities.........................       176,377         6,700         6,700       4,121
                                                ----------       -------       -------     -------
        Combined............................    $1,073,937       $34,976       $28,876     $26,297        $0.62
                                                ==========       =======       =======     =======        =====

--------
<F1> Unaudited pro forma net income reflects adjustments to net income to record an estimated provision for income taxes for each period presented assuming Color Art, Accu-color, Industrial Printing, IPC Graphics and United Lithograph were tax paying entities.
<F2> Income (loss) includes aggregate merger expenses of the Commercial
     Printing Group totaling $2.2 million in the first quarter of 1998.

    In connection with the mergers, transaction costs incurred by the Commercial Printing Group of approximately $3.3 million were expensed during 1998. These costs consist primarily of investment banking, legal and accounting fees.

                       MAIL-WELL, INC. AND SUBSIDIARIES

3. ACQUISITIONS

    The presentation below summarizes the Company's 1999 acquisitions:

                                                                                               ESTIMATED
                                                                                                 ANNUAL
                                                                      MONTH       OPERATING      SALES
NAME OF BUSINESS ACQUIRED                    LOCATION                ACQUIRED      SEGMENT     (MILLIONS)
-------------------------                    --------                --------     ---------    ----------
Champagne Fine Printing           Houston, Texas                     February    Commercial      $ 22.0
Colorhouse, Inc.                  Dallas, Texas & Minneapolis, MN    February    Commercial        21.2
Porter Chadburn, plc              North America & UK                 April       Label,           134.3
                                                                                 Distributors
Forman Lithograph, Inc.           San Francisco, California          May         Commercial         6.1
Avon Behren Printing Company      San Antonio, Texas                 June        Commercial         4.6
Design Mark Industries, Inc.      Wareham, Massachusetts             June        Label             13.0
Direct Graphics, Inc.             Sidney, Ohio                       August      Commercial        21.2
Enterprise Press                  New York, New York                 August      Commercial        23.0
Northeastern Envelope             Braintree, Massachusetts           October     Envelope           6.9
Phototype Color Graphics          Pennsauken, New Jersey             December    Commercial        18.8
                                                                                                 ------
                                                                                                 $271.1
                                                                                                 ======

    The presentation below summarizes the purchase price, including all adjustments made through December 31, 1999. These acquisitions have been accounted for as purchases and, accordingly, the net purchase price of each acquisition was allocated to the various assets and liabilities according to their estimated fair values as of the date of the respective purchase. The results of operations of each of the acquisitions have been included in the accompanying consolidated statements of operations from the date of the acquisition.

                                                             CASH
                                                             AND                  TOTAL
                                   TYPE OF       MONTH      STOCK      DEBT      PURCHASE    GOODWILL
                                  PURCHASE      ACQUIRED     PAID     ASSUMED     PRICE      RECORDED
(IN MILLIONS)                     --------      --------    -----     -------    --------    --------

1997 ACQUISITIONS
Six acquisitions, as a           Assets (3)   June, July,   $ 85.7     $ 0.6      $ 86.3      $ 38.9
  group......................    Stock (3)    September,
                                              October, and
                                              December
1998 ACQUISITIONS
23 acquisitions, as a            Assets (10)  Various        362.8       9.1       371.9       180.6
  group......................    Stock (13)
1999 ACQUISITIONS
10 acquisitions, as a            Assets (2)   Various        207.2      11.4       218.6       136.1
  group......................    Stock (8)

    The fair value of stock issued for acquisitions was $0, $8,780,000 and $6,018,000 for the year ended December 31, 1999, 1998 and 1997, respectively.

                       MAIL-WELL, INC. AND SUBSIDIARIES

    The following table presents the unaudited pro forma results of operations as if the 1999, 1998 and 1997 acquisitions had occurred on January 1, 1998, 1997, and 1996, respectively. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1 of the year preceding the acquisition date, or of the future results of operations of the Company.

                                                                       YEAR ENDED DECEMBER 31
                                                               --------------------------------------
                                                                 1999           1998           1997
(IN MILLIONS, EXCEPT PER SHARE)                                --------       --------       --------
Net sales..................................................    $1,939.3       $1,975.8       $1,726.7
Income before extraordinary item...........................        65.6           26.6           47.2
Extraordinary item.........................................         --            (4.1)          (6.1)
Net income.................................................    $   65.6       $   22.5       $   41.1
Earnings per basic share:
     Income before extraordinary item......................    $   1.34       $   0.57       $   1.16
     Extraordinary item....................................         --           (0.08)         (0.15)
     Net income............................................    $   1.34       $   0.49       $   1.01
Earnings per diluted share:
     Income before extraordinary item......................    $   1.22       $   0.55       $   1.11
     Extraordinary item....................................         --           (0.08)         (0.14)
     Net income............................................    $   1.22       $   0.47       $   0.97

    In connection with the acquisition of Murray Envelope Corporation, in July 1997, a subsidiary of the Company issued 220,472 shares of non-voting common stock. This interest in the non-voting common stock of the subsidiary has been recorded as a minority interest in the consolidated balance sheet. These shares were redeemed by the holder in February 2000 for $3,500,000.

    Certain purchase agreements require the payment of additional consideration in the form of cash payments if specific operating performance criteria are met. Any subsequent payment will be allocated to goodwill. In addition, purchase price allocation for certain acquisitions has not been finalized. Therefore, the amount of goodwill could be adjusted within one year of the purchase.

                       MAIL-WELL, INC. AND SUBSIDIARIES

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                       DECEMBER 31
                                                                -------------------------
                                                                  1999            1998
(IN THOUSANDS)                                                  ---------       ---------
INVENTORIES:
     Raw materials..........................................    $  55,896       $  45,720
     Work in process........................................       32,020          22,089
     Finished goods.........................................       61,620          49,256
                                                                ---------       ---------
                                                                  149,536         117,065
    Reserve for obsolescence, loss and other................       (4,780)         (2,934)
                                                                ---------       ---------
Total.......................................................    $ 144,756       $ 114,131
                                                                =========       =========

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements..............................    $  24,580       $  23,818
    Buildings, building and leasehold improvements..........      122,835         115,264
    Machinery and equipment.................................      455,166         336,509
    Furniture, fixtures and other...........................       57,700          33,108
    Construction in progress................................       14,942          37,982
                                                                ---------       ---------
                                                                  675,223         546,681
    Less accumulated depreciation...........................     (143,067)       (108,949)
                                                                ---------       ---------
Total.......................................................    $ 532,156       $ 437,732
                                                                =========       =========

RESERVES:
    Allowance for doubtful accounts receivable..............    $  (2,874)      $  (6,727)
    Accumulated amortization:
        Deferred financing costs included in other assets...       (3,411)         (1,413)
        Goodwill............................................      (27,058)        (15,902)
        Other intangibles included in other assets..........       (8,587)         (5,169)

                       MAIL-WELL, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT AND CAPITAL LEASES

    Long term debt consists of the following (in thousands):

                                                                                     DECEMBER 31
                                                       INTEREST RATE AT        -----------------------
                                                       DECEMBER 31, 1999         1999           1998
                                                       -----------------       --------       --------
Bank Borrowings:
     Unsecured loan, due June 9, 2003..............          6.88%             $ 21,876       $ 25,461
     Unsecured revolving loan facility, due March
       31, 2003....................................          7.04%              172,000         93,000
     Unsecured revolving loan facility, due June 9,
       2003........................................          5.56%                  242            --
Senior Subordinated Notes, due 2008................          8.75%              300,000        300,000
Convertible Subordinated Notes, due 2002...........          5.00%              152,050        152,050
Other..............................................                              20,811         20,952
                                                                               --------       --------
                                                                                666,979        591,463
Less current maturities............................                             (13,889)        (8,036)
                                                                               --------       --------
Long term debt and capital leases..................                            $653,090       $583,427
                                                                               ========       ========

    In November 1998, Mail-Well I Corporation issued $300,000,000 of 8.75% Senior Subordinated Notes (the "Senior Notes"). The Company can redeem the Senior Notes, in whole or in part, on or after December 15, 2003, at redemption prices which range from 100% to 104.375%, plus accrued and unpaid interest. In addition, before December 15, 2001, the Company can redeem up to 35% of the Senior Notes at 108.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain common stock offerings. Each holder of the Senior Notes has the right to require the Company to repurchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change of control of the Company. The Senior Notes are unconditionally guaranteed by the Company and all of its domestic operating subsidiaries.

    On March 18, 1998, the Company entered into a unsecured revolving loan facility totaling $300 million with Bank of America, the lead agent for its syndicate of banks. The new bank facility consists of a five-year unsecured revolving loan facility. The same bank agreed to lend the Company and one of its Canadian subsidiaries up to an additional $20.0 million at LIBOR plus 0.75% per annum under a similar revolving credit facility.

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

    Other long-term debt is primarily comprised of capital lease obligations and term debt with banks. Interest rates on other term debt with banks range from 6.0% to 9.0% at December 31, 1999.

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

                       MAIL-WELL, INC. AND SUBSIDIARIES

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

    The aggregate annual maturities for all long-term debt during the fiscal years subsequent to December 31, 1999 are (in thousands):

2000......................................................    $ 13,889
2001......................................................       8,685
2002......................................................     161,034
2003......................................................     177,350
2004......................................................         780
2005 and thereafter.......................................     305,241
                                                              --------
                                                              $666,979
                                                              ========

    Cash paid for interest on long-term debt was $51,849,000, $33,996,000 and $22,818,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    See Note 14 for discussion of changes to the Company's capital structure subsequent to December 31, 1999.

6. COMMITMENTS AND CONTINGENCIES

    In July 1999, the Company and certain of its subsidiaries ("Originators") entered into an agreement to sell, on a revolving basis, trade receivables to a wholly-owned subsidiary, Mail-Well Trade Receivables Corp. ("MTRC"). MTRC was capitalized by the Company as a bankruptcy-remote special purpose entity that is subject to certain covenants and restrictions, including a restriction from engaging in any business activity or activity unrelated to acquiring and selling interests in trade receivables. New trade receivables, except those failing certain eligibility criteria, are sold to MTRC on a daily basis as previously sold accounts receivable are collected. MTRC, in turn, sells an undivided variable percentage interest in the pool of receivables, up to a maximum of $150.0 million, to a multi-seller receivables securitization company, for which there are no purchase agreements. From November 1996 to June 1999, the maximum under a prior agreement was $100.0 million. The Company maintains a subordinated interest in the portion of the pooled receivables, which are not transferred to the securitization company.

    The Company's securitization is accounted for as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Therefore, the Company's accounts receivable have been reduced by the amount of receivables sold to MTRC and the retained interest in the pool of receivables has been reported as an investment available for sale, recorded at its estimated fair value. An allowance for doubtful accounts is also maintained for both receivables not included in the pool and for its retained interest in the pool. As of December 31, 1999 and 1998, the Company had sold $203.3 million (net of an allowance of $4.3 million) and $100.0 million of accounts receivable to MTRC, respectively. MTRC had sold beneficial interests totaling $148.5 million and $52.6 million to the securitization company at December 31, 1999 and 1998, respectively.

    In November 1996, the Company refinanced certain equipment under a sale/leaseback arrangement. In 1997, the Company reacquired the equipment from the original lessor and sold and leased back such equipment from a new buyer-lessor. The purchase price from the old buyer-lessor and selling price to the

                       MAIL-WELL, INC. AND SUBSIDIARIES
new buyer-lessor approximated its then fair market value ($27.6 million). The leasebacks are classified as operating leases. At the end of the five year lease term, the Company may either (1) purchase the equipment for $16.0 million, (2) sell the equipment on behalf of the lessor for a selling price of no less than $13.2 million or (3) return the equipment to the lessor. If the Company elects to return the equipment to the lessor at the end of the lease term, the Company has guaranteed a residual value of $13.2 million for the benefit of the lessor.

    The Company leases various office, warehouse and manufacturing facilities under operating leases. Minimum annual lease commitments under all operating leases at December 31, 1999 were as follows (in thousands):

2000......................................................    $ 28,979
2001......................................................      25,683
2002......................................................      21,727
2003......................................................      13,967
2004......................................................       9,982
2005 and thereafter.......................................      24,863
                                                              --------
Total.....................................................    $125,201
                                                              ========

    Lease expense for the years ended December 31, 1999, 1998, and 1997 was $28,860,000, $25,831,000, and $17,301,000, respectively.

    The Company is involved in various lawsuits incidental to its businesses. In management's opinion, it is not probable that an adverse determination against the Company relating to these suits would occur that would be material to the consolidated financial statements.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following is a comparison of the fair value and carrying value at December 31, 1999 and 1998 of the Company's financial instruments (in thousands):

                                                          1999                          1998
                                                 -----------------------       -----------------------
                                                   FAIR         CARRYING         FAIR         CARRYING
                                                  VALUE          VALUE          VALUE          VALUE
                                                 --------       --------       --------       --------
Financial assets
     Cash and cash equivalents...............    $  3,618       $  3,618       $  1,375       $  1,375
     Trade Receivables.......................      85,044         85,044        130,523        130,523
     Investment in accounts receivable
       securitization........................      54,396         54,396         47,069         47,069
Financial liabilities
     Unsecured loan..........................      20,885         21,876         24,465         25,461
     Unsecured revolving loan facilities.....     168,276        172,242         89,114         93,000
Senior subordinated notes....................     282,000        300,000        304,500        300,000
Convertible subordinated notes...............     139,886        152,050        128,482        152,050
Other long-term debt.........................      20,811         20,811         20,952         20,952

    Cash and Cash Equivalents and Trade Receivables--The carrying value of cash and cash equivalents and trade receivables approximates fair value due to the short term maturities of these investments.

                       MAIL-WELL, INC. AND SUBSIDIARIES

    Investment in Accounts Receivable Securitization--The fair value of the investment in accounts receivable securitization is based on discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities.

    Long-Term Debt--The fair value of the Company's long term debt to banks is based on quoted interest rates for borrowings of similar quality and terms. The fair value of the senior subordinated notes and the convertible subordinated notes is based upon quoted market prices. The fair value of other long-term debt was estimated using the incremental borrowing rate for each company for debt of the same remaining maturities.

    Concentrations of Credit Risk--Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic areas. As of December 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

8. SHAREHOLDERS' EQUITY AND STOCK OPTION PLAN

    Security Offering--On February 11, 1998, the Company completed the sale of 6,000,000 shares of its common stock at a price of $19.625 per share. Of these shares, the Company sold 4,864,600 and 1,135,400 were sold by a group of shareholders. Proceeds from the sale of common stock by the Company of $90.7 million, net of underwriting discounts and commissions, were used for general corporate purposes.

    Preferred Stock--The Company has authorized 25,000 shares of $0.01 par value preferred stock. No shares have been issued at December 31, 1999 or 1998.

    Stock Option Plans--The following summarizes the various stock option plans at December 31, 1999:

                                                                                 OPTIONS
                                             OPTIONS           OPTIONS         ELIGIBLE TO         YEARS TO
                                            AUTHORIZED       OUTSTANDING        BE ISSUED        FULL VESTING
                                            ----------       -----------       -----------       ------------
1994 Stock Option Plan<Fa>..............    1,918,350          967,717           105,958           4 or 5
1996 Directors Stock Option Plan<Fb>....      420,000           69,000           309,000         Immediately
1997 Non-Qualified Stock Option
  Plan<Fa>................................    1,950,000          854,730           768,870           5 years
Allied Acquisition Non-Qualified Stock
  Option Plan<Fc>.......................      124,800          119,902               --            4 years
1998 Incentive Stock Option Plan<Fa>....    1,000,000          586,770           413,230           5 years

-------
<Fa>  Plan is for directors and key employees
<Fb>  Plan is for directors only
<Fc>  Plan is for key employees of an acquired company, The Allied Printers

    All grants expire ten years from the grant date or until 90 days after termination of a directorship. All grants are administered by the Compensation Committee of the Board of Directors.

                       MAIL-WELL, INC. AND SUBSIDIARIES

    On the grant date, all options had an exercise price equal to or greater than the fair market value of the Company's common stock. The following is a summary of the Company's stock option activity:

                                                                                      WEIGHTED
                                                                                       AVERAGE        WEIGHTED
                                                                                      REMAINING       AVERAGE
                                                                   EXERCISE          CONTRACTUAL      EXERCISE
                                                  OPTIONS            PRICE              LIFE           PRICE
                                                 ---------      ---------------      -----------      --------
Outstanding, December 31, 1996...............    1,276,526       $1.32 - $3.74        9.2 years        $ 2.21
1997
Granted......................................    1,784,202      $6.17 - $13.69                         $ 7.29
Exercised....................................     (144,986)      $1.32 - $3.74                         $ 1.42
Canceled or forfeited........................      (88,272)      $1.32 - $3.74                         $ 1.49
                                                 ---------
Outstanding, December 31, 1997...............    2,827,470      $1.32 - $13.69        8.9 years        $ 5.48
1998
Granted......................................      661,194      $9.31 - $21.86                         $12.80
Exercised....................................     (493,249)     $1.32 - $13.69                         $ 3.70
Canceled or forfeited........................     (375,656)     $1.32 - $19.03                         $ 7.27
                                                 ---------
Outstanding, December 31, 1998...............    2,619,759      $1.32 - $21.86        8.2 years        $ 7.37
                                                 ---------
1999
Granted......................................      466,300      $11.14 - $15.09                        $13.54
Exercised....................................     (388,555)     $1.32 - $12.00                         $ 5.53
Canceled or forfeited........................      (99,385)     $3.73 - $21.86                         $ 6.59
                                                 ---------
Outstanding, December 31, 1999...............    2,598,119      $1.32 - $21.86        8.2 years        $ 8.76
                                                 =========
  Vested and exercisable at December 31,
    1997.....................................      424,896       $1.32 - $9.50                         $ 3.05
                                                 =========
  Vested and exercisable at December 31,
    1998.....................................      569,943      $1.32 - $21.86                         $ 5.56
                                                 =========
  Vested and exercisable at December 31,
    1999.....................................      820,740      $1.32 - $21.86                         $ 6.35
                                                 =========

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                     OPTIONS           WEIGHTED        WEIGHTED                             WEIGHTED
                                  OUTSTANDING AT        AVERAGE        AVERAGE        OPTIONS VESTED        AVERAGE
            RANGE OF                DECEMBER 31,        REMAINING       EXERCISE       AT DECEMBER 31,       EXERCISE
        EXERCISE PRICES                1999              LIFE           PRICE              1999              PRICE
        ---------------           --------------       ---------       --------       ---------------       --------
$ 1.32 - $ 3.74...............        463,073          5.9 years        $ 2.46            397,823            $ 2.25
$ 6.17 - $ 6.67...............        916,744          7.2 years        $ 6.64            178,440            $ 6.63
$ 8.58 - $12.46...............        633,000          8.4 years        $11.69            151,600            $11.36
$13.01 - $15.09...............        567,302          9.0 years        $13.65             74,877            $13.58
    $21.86....................         18,000          8.3 years        $21.86             18,000            $21.86
                                    ---------                                             -------
$ 1.32 - $21.86...............      2,598,119          7.7 years        $ 8.76            820,740            $ 6.35
                                    =========                                             =======

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock option plans. The exercise price of the stock

                       MAIL-WELL, INC. AND SUBSIDIARIES
options is the fair value of the common stock as of the date of grant. Accordingly, no compensation cost has been recognized. Had the Company elected to adopt recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") under which compensation expense is based upon the fair value of each option at the date of grant using an option-pricing model, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1999, 1998, and 1997 were $8.43, $6.73, and $3.83, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

                                             DIVIDEND        EXPECTED          RISK FREE           EXPECTED
                                              YIELD         VOLATILITY       INTEREST RATE           LIFE
                                             --------       ----------       -------------       -------------
March 1, 1995 Options....................       0%             33%               7.2%            5 and 6 years
May 8, 1996 Options......................       0%             38%               6.2%               4 years
October 1, 1996 Options..................       0%             44%               6.7%            5 and 6 years
1997 Options.............................       0%             54%               5.4%               5 years
1998 Options.............................       0%             68%               4.8%               5 years
1999 Options.............................       0%             64%               5.8%               5 years

    The following table presents the pro forma effect of applying SFAS 123:

                                       1999                         1998                         1997
                              ----------------------       ----------------------       ----------------------
                                 AS            PRO            AS            PRO            AS            PRO
(IN THOUSANDS, EXCEPT         REPORTED        FORMA        REPORTED        FORMA        REPORTED        FORMA
PER SHARE AMOUNTS)            --------       -------       --------       -------       --------       -------
Income before
  extraordinary item......    $64,482        $61,481       $25,841        $24,073       $34,976        $33,852
Extraordinary item........        --             --         (4,132)        (4,132)       (6,100)        (6,100)
Net income................    $64,482        $61,481       $21,709        $19,941       $28,876        $27,752
Income per basic share
  before extraordinary
  item....................    $  1.32        $  1.25       $  0.55        $  0.52       $  0.86        $  0.83
Net income per basic
  share...................    $  1.32        $  1.25       $  0.47        $  0.43       $  0.71        $  0.68
Income per diluted share
  before extraordinary
  item....................    $  1.20        $  1.15       $  0.53        $  0.50       $  0.82        $  0.80
Net income per diluted
  share...................    $  1.20        $  1.15       $  0.45        $  0.41       $  0.68        $  0.66

    The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

                       MAIL-WELL, INC. AND SUBSIDIARIES

    Other Comprehensive Income--The income tax effects allocated to and the cumulative balance of each component of other comprehensive income (loss) are as follows (in thousands):

                                                                          TAX
                                      BEGINNING       BEFORE-TAX       (BENEFIT)       NET-OF-TAX       ENDING
                                       BALANCE          AMOUNT          EXPENSE          AMOUNT         BALANCE
                                      ---------       ----------       ---------       ----------       -------
DECEMBER 31, 1999
Pension liability adjustment......     $  (153)        $   198           $  76          $   122         $   (31)
Currency translation
  adjustments.....................      (8,680)          8,768             --             8,768              88
Unrealized loss on investments....        (238)            (29)            (11)             (18)           (256)
                                       -------         -------           -----          -------         -------
                                       $(9,071)        $ 8,937           $  65          $ 8,872         $  (199)
                                       =======         =======           =====          =======         =======

DECEMBER 31, 1998
Pension liability adjustment......     $   (73)        $  (120)          $ (40)         $   (80)        $  (153)
Currency translation
  adjustments.....................      (1,032)         (7,648)            --            (7,648)         (8,680)
Unrealized loss on investments....        (115)           (199)            (76)            (123)           (238)
                                       -------         -------           -----          -------         -------
                                       $(1,220)        $(7,967)          $(116)         $(7,851)        $(9,071)
                                       =======         =======           =====          =======         =======

DECEMBER 31, 1997
Pension liability adjustment......     $  (110)        $    61           $  24          $    37         $   (73)
Currency translation
  adjustments.....................        (115)           (917)            --              (917)         (1,032)
Unrealized loss on investments....         (49)           (108)            (42)             (66)           (115)
                                       -------         -------           -----          -------         -------
                                       $  (274)        $  (964)          $ (18)         $  (946)        $(1,220)
                                       =======         =======           =====          =======         =======

9. INCOME TAXES

    Taxes are based on income before income taxes and extraordinary item for the years ended December 31, as follows:

                                                                 1999          1998          1997
     (IN THOUSANDS)                                            --------       -------       -------
     Domestic..............................................    $ 83,264       $31,886       $42,677
     Foreign...............................................      24,566        17,903        15,082
                                                               --------       -------       -------
                                                               $107,830       $49,789       $57,759
                                                               ========       =======       =======

                       MAIL-WELL, INC. AND SUBSIDIARIES

    The provision for income taxes consists of the following for the years ended December 31:

                                                                 1999          1998          1997
(IN THOUSANDS)                                                  -------       -------       -------
Current:
    Federal.................................................    $18,075       $ 5,550       $ 9,539
    Foreign.................................................      7,237         5,246         3,335
    State...................................................      2,987           948         1,397
                                                                -------       -------       -------
                                                                 28,299        11,744        14,271

Deferred:
    Federal.................................................     12,346         9,492         5,298
    Foreign.................................................      1,469         1,792         2,651
    State...................................................      1,234           920           563
                                                                -------       -------       -------
                                                                 15,049        12,204         8,512
                                                                -------       -------       -------
    Total provision for income taxes........................    $43,348       $23,948       $22,783
                                                                =======       =======       =======

    Components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                 1999          1998
(IN THOUSANDS)                                                  -------       -------
Deferred tax assets:
    Alternative minimum tax credit carryforwards............    $ 4,435       $ 4,525
    Net operating loss carryforwards........................      3,883         3,533
    Compensation related accruals...........................      8,333         6,352
    Intangibles.............................................      6,357         3,735
    Miscellaneous accruals and reserves.....................      3,902         2,195
    Accounts receivable and inventories.....................      4,569         3,137
    Land basis differences and other........................        684           691
    State tax credits (expire 2002-2007)....................      1,178           916
    Valuation allowance.....................................       (874)         (267)
                                                                -------       -------

Total deferred tax assets...................................     32,467        24,817
                                                                -------       -------
Deferred tax liabilities:
    Property, plant and equipment...........................     73,516        54,756
    Intangibles.............................................      6,439         5,035
    Prepaids and inventories................................      2,170         1,197
                                                                -------       -------
Total deferred tax liabilities..............................     82,125        60,988
                                                                -------       -------

Deferred tax liability, net.................................    $49,658       $36,171
                                                                =======       =======

                       MAIL-WELL, INC. AND SUBSIDIARIES

    The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                                        DECEMBER 31
                                                                --------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
    Statutory federal income tax rate.......................    35.0%      35.0%      35.0%
    State income tax, net of federal benefit................     3.5        3.5        3.4
    Goodwill amortization...................................     2.8        3.5        1.5
    Employee stock ownership plan...........................     --         9.3        1.2
    Effect of pooled entities electing nontaxable status
     prior to the mergers...................................     --        (2.4)      (2.8)
    Other...................................................    (1.1)       (.8)       1.1
                                                                ----       ----       ----
    Effective income tax rate...............................    40.2%      48.1%      39.4%
                                                                ====       ====       ====

    At December 31, 1999, the following net federal operating loss and tax credit carryforwards are available. The Company is limited in the amounts of net operating loss carryforwards which may be used in any one year.

                                                        OPERATING         EXPIRATION DATES           TAX
                                                         LOSSES         FOR OPERATING LOSSES       CREDITS
(IN THOUSANDS)                                          ---------       --------------------       -------
    Consolidated Company............................     $   --                                    $2,447
    Acquired from Poser.............................       6,740            2002 - 2012               --
    Acquired from GAC...............................         --                                     1,203
    Acquired from SP................................         --                                       590
    Acquired from Porter Chadburn...................       4,140           Not applicable             --
    Acquired from Other.............................         121            2005 - 2008               195
                                                         -------                                   ------
    Total...........................................     $11,001                                   $4,435
                                                         =======                                   ======

    Cash paid for income taxes was $21,255,000, $23,762,000 and $15,090,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

10. BENEFIT PLANS

    Pension Plans--The Company sponsors three noncontributory defined benefit pension plans under collective bargaining agreements with unions representing certain employees in the U.S. The Company also has obligations in the U.S. under a noncontributory defined benefit plan, which was curtailed in 1994. The Company sponsors four defined benefit pension plans covering certain salaried and hourly employees in Canada who have bargained for such benefits.

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

                                                                     DECEMBER 31
                                                               ---------------------
                                                                 1999          1998
                                                               -------       -------
    Change in benefit obligation:
    Benefit obligation at beginning of year.................   $27,188       $26,803
    Service cost............................................     1,435         1,477
    Interest cost...........................................     2,037         1,812
    Amendments..............................................       695           --
    Actuarial gains and loss................................    (1,048)          837
    Foreign currency exchange rate changes..................     1,157        (1,294)
    Benefits paid...........................................    (2,771)       (2,393)
    Curtailment.............................................       --            (54)
                                                               -------       -------
        Benefit obligation at end of year...................    28,693        27,188

    Change in plan assets:
    Fair value of plan assets at beginning of year..........    32,689        34,119
    Foreign currency exchange rate changes..................     1,561        (1,822)
    Actual return on plan assets............................     1,600         1,591
    Employer contributions..................................     1,344         1,194
    Benefits paid...........................................    (2,771)       (2,393)
                                                               -------       -------
        Fair value of plan assets at end of year............    34,423        32,689
                                                               -------       -------

    Funded status...........................................     5,730         5,501
    Unrecognized actuarial loss (gain)......................     2,275         1,527
    Unrecognized prior service cost.........................       279           272
    Unrecognized transition asset...........................    (5,344)       (5,663)
                                                               -------       -------
        Net amount recognized...............................   $ 2,940       $ 1,637
                                                               =======       =======

    Amounts recognized in the consolidated balance sheet:
    Prepaid benefit cost....................................   $ 3,592       $ 2,404
    Accrued benefit liability...............................      (702)       (1,283)
    Intangible asset........................................       --            267
    Deferred tax asset......................................        19            96
    Accumulated other comprehensive (income) loss...........        31           153
                                                               -------       -------
        Net amount recognized...............................   $ 2,940       $ 1,637
                                                               =======       =======

                       MAIL-WELL, INC. AND SUBSIDIARIES

    Net pension expense for the plans for the year ended December 31 included the following components (in thousands):

                                                                 1999          1998          1997
                                                               -------       -------       -------
    Service cost............................................   $ 1,435       $ 1,477       $ 1,300
    Interest cost on projected benefit obligation...........     2,037         1,812         1,847
    Expected return on plan assets..........................    (2,958)       (2,814)       (3,278)
    Net amortization and deferral...........................      (423)         (377)           31
    Recognized actuarial loss...............................        37           --            --
                                                               -------       -------       -------
    Net periodic pension cost (income)......................   $   128       $    98       $  (100)
                                                               =======       =======       =======

    The significant assumptions used as of December 31 in computing the net pension expense and funded status information shown above are as follows:

                                                         1999             1998              1997
                                                       ---------       -----------       -----------
    Weighted average discount rate.................      7.50%         6.75 - 7.5%       7.25 - 7.5%
    Expected long-term rate of return on assets....    8.75 - 9%       8.75 - 9.5%        8.75 - 9%
    Rate of compensation increase..................     2 - 4%           2 - 4%            2 - 4%

    The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,118,000 and $3,622,000, respectively, as of December 31, 1999. The aggregate accumulated benefit obligation and aggregate fair value of plans assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,355,000 and $4,089,000, respectively, as of December 31, 1998.

    Certain other U.S. employees covered by union agreements are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to such multi-employer plans were $3,768,000, $2,240,000, and $1,877,000 for 1999, 1998 and 1997, respectively. Benefits and net asset data for these multi-employer pension plans for union employees are not available.

    401(k) Plans--The Company has several employee savings plans which are designed to qualify under Section 401(k) of the Internal Revenue Code. All U.S. salaried and non-union hourly employees who meet the eligibility requirements are covered under one of these plans. In addition, U.S. employees covered by union agreements where these benefits have been collectively bargained are also covered by one of these plans. Each of the plans allows eligible employees to make salary reduction contributions. The provisions of certain plans include mandatory or discretionary contributions by the Company. Amounts charged to expense in connection with Company contributions were $5,164,000, $4,119,000, and $3,159,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    Incentive Compensation--Prior to the mergers, certain businesses of the Commercial Printing Group maintained profit sharing plans. Aggregate compensation expense under these plans was $1,009,000 for the year ended December 31, 1997.

    Employee Stock Ownership Plan--See Note 11.

                       MAIL-WELL, INC. AND SUBSIDIARIES

11. RESTRUCTURING AND OTHER UNUSUAL CHARGE

  Restructuring Charges

    In November 1998, the Company committed to implement a restructuring program affecting the Envelope and Commercial Printing segments and recorded a pre-tax provision of $15,961,000, of which $11,699,000 represents non-cash charges for asset write-offs and impairments, primarily machinery and equipment. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined based on recent comparable sales and independent quotes from the used equipment market. The remaining $4,262,000 is for severance, other termination benefits and property exit costs, including noncancelable operating leases. These charges are a result of the regionalization of the Company's U.S. Envelope operations and reorganization of the Company's Commercial Printing operations, primarily in the Northwest. The Company also incurred $761,000 and $1,946,000 of restructuring costs in 1998 and 1999, respectively, relating to the relocation of personnel, equipment and inventory which under generally accepted accounting principles cannot be accrued up front as part of the Company's restructuring initiative. These costs are also included in "Restructuring and other unusual charge" in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 178 and 564 personnel had been terminated by the end of 1998, and 1999, respectively. The remaining terminations are expected to be completed by the first quarter of 2000. The remaining asset write-down is for one building expected to be sold in 2000. The remaining property exit costs are for one lease, which expires in 2002, which is expected to be sub-leased or exited by the end of 2000.

    The following table summarizes the costs associated with the restructuring program (in thousands):

                                                ASSET          SEVERANCE &        PROPERTY
                                             WRITE-DOWNS      RELATED COSTS      EXIT COSTS          TOTAL
                                             -----------      -------------      ----------         --------

    ENVELOPE
    Initial reserve......................     $  8,912           $ 2,825          $   500           $ 12,237
    Utilized in 1998.....................       (8,431)             (441)             (26)            (8,898)
                                              --------           -------          -------           --------
    Balance 12/31/98.....................          481             2,384              474              3,339
    Utilized in 1999.....................         (417)           (1,608)             (83)            (2,108)
    Transferred..........................          959              (418)            (391)               150
                                              --------           -------          -------           --------
    Balance 12/31/99.....................     $  1,023           $   358          $   --            $  1,381
                                              ========           =======          =======           ========

    COMMERCIAL PRINTING
    Initial reserve......................     $  2,787           $    82          $   855           $  3,724
    Utilized in 1998.....................       (1,673)              (82)             (55)            (1,810)
                                              --------           -------          -------           --------
    Balance 12/31/98.....................        1,114               --               800              1,914
    Utilized in 1999.....................         (174)              --              (928)            (1,102)
    Transferred..........................         (940)              --               790               (150)
                                              --------           -------          -------           --------
    Balance 12/31/99.....................     $    --            $   --           $   662           $    662
                                              ========           =======          =======           ========

    TOTAL
    Initial reserve......................     $ 11,699           $ 2,907          $ 1,355           $ 15,961
    Utilized in 1998.....................      (10,104)             (523)             (81)           (10,708)
                                              --------           -------          -------           --------
    Balance 12/31/98.....................        1,595             2,384            1,274              5,253
    Utilized in 1999.....................         (591)           (1,608)          (1,011)            (3,210)
    Transferred..........................           19              (418)             399                --
                                              --------           -------          -------           --------
    Balance 12/31/99.....................     $  1,023           $   358          $   662           $  2,043
                                              ========           =======          =======           ========

                       MAIL-WELL, INC. AND SUBSIDIARIES

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

    In 1994, the Company established an ESOP for certain U.S. employees. The ESOP borrowed monies from the Company to purchase 3,896,544 shares of Company common stock. These shares are held in trust and were committed to be issued to employees' accounts in the ESOP. Compensation expense under a leveraged ESOP is based on the annual average market value of shares allocated to participants; however, the tax deduction is based on the original cost of the shares. This results in rising compensation expense as the market value of the shares increases. In addition, a significant portion of the compensation expense is not deductible for tax purposes, thereby raising the Company's effective tax rate. As a result, in October 1998, the ESOP debt was extinguished and the Company committed to release all shares of stock held by the ESOP to plan participants, effectively terminating the leveraged ESOP. This resulted in the commitment to issue 1.4 million previously unallocated shares at a non-cash, pre-tax cost of $12.2 million.

    The loan obligation of the ESOP was considered an unearned employee benefit expense and, as such, was recorded as a reduction of the Company's shareholders' equity. The Company's contributions to the ESOP were used to repay the loan principal and interest. Both the loan obligation and the unearned benefit expense were reduced by the amount of loan principal repayments made by the ESOP. Amounts charged to expense were $14,326,000 (including the $12.2 million one-time charge discussed above) and $2,614,000 for the years ended December 31, 1998 and 1997, respectively.

    At December 31, 1999 and 1998 the ESOP held the following shares of common stock:

                                                                  1999            1998
                                                                ---------       ---------
        Shares allocated to participant accounts............    3,896,544       2,238,758
        Shares committed to be allocated to participant
          accounts in connection with current year
          contribution......................................          --        1,657,786
                                                                ---------       ---------
        Total...............................................    3,896,544       3,896,544
                                                                =========       =========

    The Company has replaced the terminated leveraged ESOP with a non-leveraged ESOP.

                       MAIL-WELL, INC. AND SUBSIDIARIES

12. SEGMENT INFORMATION

    The Company's operating segments prepare separate financial information that is evaluated regularly by the Chief Operating Officer in assessing performance and deciding how to allocate resources. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead, interest (income) expense, amortization expense, gains and losses on disposal of assets or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line and consist of Envelope, Commercial Printing, Printing for Distributors and Label. The latter two segments were added via acquisitions in the first quarter of 1998. Early in 1999, the Company moved one location from Envelope to Commercial Printing. Segment information for all periods has been restated to reflect this change. Intersegment sales from 1997 through 1999 were insignificant. Segment information as of and for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                                              DECEMBER 31
                                                                --------------------------------------
(IN THOUSANDS)                                                    1999          1998          1997
                                                                ----------    ----------    ----------
NET SALES:
    Commercial Printing.....................................    $  770,391    $  555,535    $  359,285
    Envelope................................................       745,555       763,147       704,223
    Printing for Distributors...............................       147,393       113,590        10,429
    Label...................................................       184,702        72,414           --
                                                                ----------    ----------    ----------
        Total...............................................    $1,848,041    $1,504,686    $1,073,937
                                                                ==========    ==========    ==========
OPERATING INCOME (LOSS):
    Commercial Printing.....................................    $   63,198    $   36,122    $   20,420
    Envelope................................................        93,895        86,638        82,065
    Printing for Distributors...............................        13,059         8,943           532
    Label...................................................        14,535         4,280           --
    Corporate<Fa>...........................................       (22,394)      (49,103)      (17,189)
                                                                ----------    ----------    ----------
        Total...............................................    $  162,293    $   86,880    $   85,828
                                                                ==========    ==========    ==========
IDENTIFIABLE ASSETS:
    Commercial Printing.....................................    $  637,013    $  449,722    $  248,932
    Envelope................................................       530,733       646,068       517,481
    Printing for Distributors...............................       124,394       106,698         5,437
    Label...................................................       218,023        96,029           --
    Corporate<Fb>...........................................      (166,122)     (170,561)     (100,439)
                                                                ----------    ----------    ----------
        Total...............................................    $1,344,041    $1,127,956    $  671,411
                                                                ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION:
    Commercial Printing.....................................    $   22,266    $   16,208    $   10,426
    Envelope................................................        15,908        14,399        11,077
    Printing for Distributors...............................         2,711         1,830           365
    Label...................................................         6,778         3,117           --
    Corporate...............................................         8,998         4,086         4,505
                                                                ----------    ----------    ----------
        Total...............................................    $   56,661    $   39,640    $   26,373
                                                                ==========    ==========    ==========
CAPITAL EXPENDITURES:
    Commercial printing.....................................    $   33,864    $   36,245    $   12,397
    Envelope................................................        30,896        42,088        22,263
    Printing for Distributors...............................         5,562         3,932         2,178
    Label...................................................        14,805         5,070           --
    Corporate...............................................           374           --            --
                                                                ----------    ----------    ----------
        Total...............................................    $   85,501    $   87,335    $   36,838
                                                                ==========    ==========    ==========

-------
<Fa>  Corporate operating income in 1998 includes the restructuring charges discussed in Note 11 and the merger costs related to segments because they were not considered by the chief operating decision maker in deciding how to allocate resources.



                       MAIL-WELL, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SEGMENT INFORMATION (CONTINUED)

<Fb>  Corporate identifiable assets include inter-company balances and adjustments for the accounts receivable securitization and certain significant operating leases. This is done to reflect the return on assets employed within each segment on a consistent basis.

    Geographic information as of and for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                                          DECEMBER 31
                                                         --------------------------------------------
(IN THOUSANDS)                                              1999             1998             1997
                                                         ----------       ----------       ----------
NET SALES:
     U.S.............................................    $1,625,928       $1,350,197       $  958,644
     Canada..........................................       190,435          154,489          115,293
     Other foreign...................................        31,678              --               --
                                                         ----------       ----------       ----------
        Total........................................    $1,848,041       $1,504,686       $1,073,937
                                                         ==========       ==========       ==========

IDENTIFIABLE ASSETS:
    U.S..............................................    $1,115,984       $  962,857       $  576,209
    Canada...........................................       179,529          165,099           95,202
    Other foreign....................................        48,528              --               --
                                                         ----------       ----------       ----------
        Total........................................    $1,344,041       $1,127,956       $  671,411
                                                         ==========       ==========       ==========

13. SUMMARY QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                     QUARTER ENDED
                                                 -----------------------------------------------------
                                                 12/31/99       9/30/99        6/30/99        3/31/99
                                                 --------       --------       --------       --------
Net sales....................................    $475,791       $492,787       $439,046       $440,417
Gross profit.................................     109,305        113,014        107,342         99,665
Net income...................................    $ 17,225       $ 17,501       $ 14,984       $ 14,772
Earnings per share--basic:...................    $   0.35       $   0.36       $   0.31       $   0.30
Earnings per share--diluted:.................    $   0.32       $   0.32       $   0.28       $   0.28

                                                                     QUARTER ENDED
                                                 -----------------------------------------------------
                                                 12/31/98       9/30/98        6/30/98        3/31/98
                                                 --------       --------       --------       --------
Net sales....................................    $431,750       $404,143       $350,059       $318,734
Gross profit.................................      94,217         85,622         70,427         69,047
(Loss) income before extraordinary item......      (7,714)        12,723         11,299          9,533
Extraordinary item...........................      (4,132)           --             --             --
Net (loss) income............................    $(11,846)      $ 12,723       $ 11,299       $  9,533
Earnings (loss) per share--basic:
     (Loss) income per share before
       extraordinary item....................    $  (0.16)      $   0.27       $   0.24       $   0.22
     Extraordinary item per share............       (0.09)           --             --             --
     Net (loss) income per share.............    $  (0.25)      $   0.27       $   0.24       $   0.22
Earnings (loss) per share--diluted:
     (Loss) income per share before
       extraordinary item....................    $  (0.16)      $   0.25       $   0.22       $   0.20
     Extraordinary item per share............       (0.09)           --             --             --
     Net (loss) income per share.............    $  (0.25)      $   0.25       $   0.22       $   0.20

                       MAIL-WELL, INC. AND SUBSIDIARIES

13. SUMMARY QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED) (CONTINUED)

    The results for the three months ended March 31, 1998 have been restated from those previously reported on Form 10-Q to reflect the mergers discussed in
Note 2. See Notes 5 and 11 for discussion of material items which affected the results of the fourth quarter of 1998.

14. SUBSEQUENT EVENTS

    In February 2000, the Company acquired 13,450,588 shares (or 91% outstanding) of the common stock of Atlanta-based American Business Products
(ABP) for $20 per share in a cash tender offer. In the second step of the acquisition, ABP merged with a wholly-owned subsidiary of the Company. The total value of the transaction, including the assumption of debt, was approximately $333.6 million.

    ABP is a premier provider of printed office products and specialty packaging solutions through its Curtis 1000, International Envelope, Discount Labels and Jen-Coat business units. ABP reported 1999 sales of $475.9 million and net income and earnings per share from continuing operations of $19.7 million and $1.31, respectively.

    In February 2000, the Company entered into an $800.0 million senior secured credit facility (the "New Facility"). The proceeds were used to finance the acquisition of ABP, pay related costs and expenses, refinance the unsecured revolving loan facilities, and reduce the amounts drawn under the accounts receivable securitization to a total of $25.0 million, with the remainder to provide funds for ongoing general corporate purposes and proposed acquisitions under letters of intent. In conjunction with the financing, MTRC reduced its ability to sell an undivided variable percentage interest in the pool of receivables to $25.0 million, which is permitted to be increased to $75.0 million at any time.

    The New Facility consists of a $250 million revolving credit facility, a $300 million Tranche A term loan and a $250 million Tranche B term loan. The Tranche A facility and Tranche B facility amortize over six and seven years, respectively. The Company borrowed $100.0 million under the revolving credit facility on February 22, 2000. Therefore, under the terms of the New Facility the annual debt payments at December 31, 1999, would have been as follows (in thousands):

2000....................................................    $   34,514
2001....................................................        43,685
2002....................................................       206,034
2003....................................................        60,350
2004....................................................        65,780
2005 and thereafter.....................................       734,616
                                                            ----------
Total...................................................    $1,144,979
                                                            ==========

    The New Facility contains certain financial and other covenants that are customary for credit facilities of its type and size. The New Facility is secured by substantially all tangible and intangible property of U.S. entities, except for that security of the accounts receivable securitization program and certain capital lease obligations.

    The Company expects to write off deferred financing costs of $372,000 (net of $258,000 of income tax benefits) capitalized in connection with the unsecured revolving loan facility which was repaid February 2000. The write-off will be shown as an extraordinary item in the statements of operations.

    Previously the Company announced that letters of intent had been signed to acquire two commercial printers: Strathmore Press of Cherry Hill, New Jersey, and Braceland Brothers of Philadelphia. Braceland

                       MAIL-WELL, INC. AND SUBSIDIARIES

14. SUBSEQUENT EVENTS (CONTINUED)

Brothers closed January 28, 2000, subject to the successful transfer of certain government contracts. Strathmore Press is expected to close no later than April 2000, pending receipt of state approval. The combined sales of the two companies for the trailing twelve months were approximately $44 million.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    In December 1998, MWI ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, issued $300.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes ("Senior Notes") due in 2008 (see Note 5). The Senior Notes are guaranteed by all of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

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

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                   CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                                            Year Ended December 31, 1999
                                                   (in thousands)
                                                              COMBINED        COMBINED
                                    PARENT                   GUARANTOR      NONGUARANTOR
                                   GUARANTOR     ISSUER     SUBSIDIARIES    SUBSIDIARIES      ELIM.      CONSOLIDATED
                                   ---------    --------    ------------    ------------    ---------    ------------
NET SALES......................     $    --     $362,542     $1,190,177       $295,322      $      --     $1,848,041
COST OF SALES..................          --      280,006        924,642        214,067             --      1,418,715
                                    -------     --------     ----------       --------      ---------     ----------
GROSS PROFIT...................          --       82,536        265,535         81,255             --        429,326
OTHER OPERATING COSTS..........         200       63,265        159,315         44,253             --        267,033
                                    -------     --------     ----------       --------      ---------     ----------
OPERATING INCOME (LOSS)........        (200)      19,271        106,220         37,002             --        162,293
OTHER (INCOME) EXPENSE
Interest expense...............       8,543       47,431         22,018          4,828        (27,573)        55,247
Other (income) expense.........      (8,846)     (19,007)          (733)           229         27,573           (784)
                                    -------     --------     ----------       --------      ---------     ----------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES.................         103       (9,153)        84,935         31,945             --        107,830
PROVISION FOR INCOME TAXES.....          39       (3,737)        37,415          9,631             --         43,348
                                    -------     --------     ----------       --------      ---------     ----------
INCOME (LOSS) BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES.................          64       (5,416)        47,520         22,314             --         64,482
EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES.....      64,418       69,834         18,742             --       (152,994)            --
                                    -------     --------     ----------       --------      ---------     ----------
NET INCOME.....................     $64,482     $ 64,418     $   66,262       $ 22,314      ($152,994)    $   64,482
                                    =======     ========     ==========       ========      =========     ==========

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                   CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                                             Year Ended December 31, 1998
                                                    (in thousands)
                                                               COMBINED        COMBINED
                                     PARENT                   GUARANTOR      NONGUARANTOR
                                    GUARANTOR     ISSUER     SUBSIDIARIES    SUBSIDIARIES     ELIM.      CONSOLIDATED
                                    ---------    --------    ------------    ------------    --------    ------------
NET SALES.......................     $   --      $425,156      $925,041        $155,142      $   (653)    $1,504,686
COST OF SALES...................         --       337,468       737,318         111,240          (653)     1,185,373
                                     -------     --------      --------        --------      --------     ----------
GROSS PROFIT....................         --        87,688       187,723          43,902           --         319,313
OTHER OPERATING COSTS
Selling, administrative and
  other.........................       1,127       60,415       118,309          20,342           --         200,193
Restructuring and other unusual
  charge........................         --        28,846            76             --            --          28,922
Merger costs....................         --           --          3,318             --            --           3,318
                                     -------     --------      --------        --------      --------     ----------
    Total Other Operating
      Costs.....................       1,127       89,261       121,703          20,342           --         232,433
                                     -------     --------      --------        --------      --------     ----------
OPERATING INCOME (LOSS).........      (1,127)      (1,573)       66,020          23,560           --          86,880
OTHER (INCOME) EXPENSE
Interest expense................       7,833       27,734         5,845           5,568        (8,853)        38,127
Other (income) expense..........      (8,853)        (435)         (519)            (82)        8,853         (1,036)
                                     -------     --------      --------        --------      --------     ----------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES AND EXTRAORDINARY
  ITEM..........................        (107)     (28,872)       60,694          18,074           --          49,789
PROVISION FOR INCOME TAXES......         --       (13,887)       30,795           7,040           --          23,948
                                     -------     --------      --------        --------      --------     ----------
INCOME (LOSS) BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES AND EXTRAORDINARY
  ITEM..........................        (107)     (14,985)       29,899          11,034           --          25,841
EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES...............      21,816       40,933        11,034             --        (73,783)           --
                                     -------     --------      --------        --------      --------     ----------
INCOME BEFORE EXTRAORDINARY
  ITEM..........................      21,709       25,948        40,933          11,034       (73,783)       (25,841)
EXTRAORDINARY ITEM..............         --        (4,132)          --              --            --          (4,132)
                                     -------     --------      --------        --------      --------     ----------
NET INCOME......................     $21,709     $ 21,816      $ 40,933        $ 11,034      $(73,783)    $   21,709
                                     =======     ========      ========        ========      ========     ==========

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                   CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                                             Year Ended December 31, 1997
                                                   (in thousands)
                                                               COMBINED        COMBINED
                                     PARENT                   GUARANTOR      NONGUARANTOR
                                    GUARANTOR     ISSUER     SUBSIDIARIES    SUBSIDIARIES     ELIM.      CONSOLIDATED
                                    ---------    --------    ------------    ------------    --------    ------------
NET SALES.......................     $   --      $369,394      $589,250        $115,293      $    --      $1,073,937
COST OF SALES...................         --       290,671       463,817          79,724           --         834,212
                                     -------     --------      --------        --------      --------     ----------
GROSS PROFIT....................         --        78,723       125,433          35,569           --         239,725
OTHER OPERATING COSTS...........         269       56,965        79,403          17,260           --         153,897
                                     -------     --------      --------        --------      --------     ----------
OPERATING INCOME (LOSS).........        (269)      21,758        46,030          18,309           --          85,828
OTHER (INCOME) EXPENSE
Interest expense................         634       16,332         9,672           3,519           --          30,157
Other (income) expense..........          (4)        (761)       (1,031)           (292)          --          (2,088)
                                     -------     --------      --------        --------      --------     ----------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES AND EXTRAORDINARY
  ITEM..........................        (899)       6,187        37,389          15,082           --          57,759
PROVISION FOR INCOME TAXES......         --         2,438        14,358           5,987           --          22,783
                                     -------     --------      --------        --------      --------     ----------
INCOME (LOSS) BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES AND
  EXTRAORDINARY ITEM............        (899)       3,749        23,031           9,095           --          34,976
EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES...............      29,775       28,791         8,202             --        (66,768)           --
                                     -------     --------      --------        --------      --------     ----------
INCOME BEFORE EXTRAORDINARY
  ITEM..........................      28,876       32,540        31,233           9,095       (66,768)        34,976
EXTRAORDINARY ITEM..............         --        (2,765)       (2,442)           (893)          --          (6,100)
                                     -------     --------      --------        --------      --------     ----------
NET INCOME......................     $28,876     $ 29,775      $ 28,791        $  8,202      $(66,768)    $   28,876
                                     =======     ========      ========        ========      ========     ==========

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION

                                                   December 31, 1999
                                                    (in thousands)
                                                             COMBINED        COMBINED
                                 PARENT                     GUARANTOR      NONGUARANTOR
                                GUARANTOR      ISSUER      SUBSIDIARIES    SUBSIDIARIES       ELIM.       CONSOLIDATED
                                ---------    ----------    ------------    ------------    -----------    ------------
CURRENT ASSETS
Cash and cash equivalents...    $     --     $   27,667     $ (28,003)       $  3,954      $        --     $    3,618
Receivables, net............          --             87        35,860          49,097               --         85,044
Investment in accounts
  receivable
  Securitization............          --             --            --          54,396               --         54,396
Accounts
receivable--other...........          --          8,572        10,004           2,188               --         20,764
Inventories, net............          --         36,337        82,277          26,142               --        144,756
Note receivable from
Issuer......................     147,436             --            --              --         (147,436)            --
Other current assets........         345         24,247         3,597           4,348           (6,986)        25,551
                                --------     ----------     ---------        --------      -----------     ----------
    Total current assets....     147,781         96,910       103,735         140,125         (154,422)       334,129

INVESTMENT IN
SUBSIDIARIES................     377,318        663,928        48,574              --       (1,089,820)            --
PROPERTY, PLANT AND
  EQUIPMENT, NET............          --        104,938       323,180         104,038               --        532,156
GOODWILL, NET...............          --         45,460       279,252         128,771               --        453,483
NOTE RECEIVABLE FROM
  SUBSIDIARIES..............          --        245,000            --              --         (245,000)            --
OTHER ASSETS, NET...........       2,943         32,517         3,851           8,432          (23,470)        24,273
                                --------     ----------     ---------        --------      -----------     ----------
TOTAL.......................    $528,042     $1,188,753     $ 758,592        $381,366      $(1,512,712)    $1,344,041
                                ========     ==========     =========        ========      ===========     ==========

CURRENT LIABILITIES
Accounts payable............    $     --     $   19,499     $  79,447        $ 23,794      $        --     $  122,740
Accrued compensation and
  vacation..................          --          8,388        32,638           9,016               --         50,042
Other current liabilities...         682         99,317      (163,815)        123,801           (6,986)        52,999
Note payable to Parent......          --        147,436            --              --         (147,436)            --
Current portion of long-term
  debt and capital leases...          --            674         4,652           8,563               --         13,889
                                --------     ----------     ---------        --------      -----------     ----------
    Total current
      liabilities...........         682        275,314       (47,078)        165,174         (154,422)       239,670

LONG-TERM DEBT AND CAPITAL
  LEASES....................     152,050        472,180         6,690          22,170               --        653,090
NOTE PAYABLE TO ISSUER......          --             --       245,000              --         (245,000)            --
DEFERRED INCOME TAXES.......          --         57,881            --           9,709           (3,478)        64,112
OTHER LONG-TERM
  LIABILITIES...............          --          2,560        25,160             623          (19,992)         8,351
                                --------     ----------     ---------        --------      -----------     ----------
    Total liabilities.......     152,732        807,935       229,772         197,676         (422,892)       965,223
MINORITY INTEREST...........          --          3,500            --               8               --          3,508
SHAREHOLDERS' EQUITY........     375,310        377,318       528,820         183,682       (1,089,820)       375,310
                                --------     ----------     ---------        --------      -----------     ----------
TOTAL.......................    $528,042     $1,188,753     $ 758,592        $381,366      $(1,512,712)    $1,344,041
                                ========     ==========     =========        ========      ===========     ==========

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION

                                                   December 31, 1998
                                                    (in thousands)
                                                             COMBINED        COMBINED
                                   PARENT                   GUARANTOR      NONGUARANTOR
                                  GUARANTOR     ISSUER     SUBSIDIARIES    SUBSIDIARIES       ELIM.       CONSOLIDATED
                                  ---------    --------    ------------    ------------    -----------    ------------
CURRENT ASSETS
Cash and cash equivalents.....    $    --      $  6,952      $ (7,311)       $  1,734      $       --      $    1,375
Receivables, net..............         --        13,607        91,148          25,768              --         130,523
Investment in accounts
  receivable securitization...         --         6,114        40,955             --               --          47,069
Accounts receivable--other....         --         3,981         7,593           1,112              --          12,686
Income tax receivable.........         --        43,908           --              --           (33,193)        10,715
Inventories, net..............         --        39,267        60,286          14,578              --         114,131
Note receivable from Issuer...     147,436          --            --              --          (147,436)           --
Other current assets..........         116        8,515         7,935           2,785              --          19,351
                                  --------     --------      --------        --------      -----------     ----------
    Total current assets......     147,552      122,344       200,606          45,977         (180,629)       335,850
INVESTMENT IN SUBSIDIARIES....     301,447      609,661        76,104             --          (987,212)           --
PROPERTY, PLANT AND EQUIPMENT,
  NET.........................         --       121,733       249,002          66,997              --         437,732
GOODWILL, NET.................         --        59,900       210,067          52,182              --         322,149
OTHER ASSETS, NET.............       3,902       13,111        15,155              57              --          32,225
                                  --------     --------      --------        --------      -----------     ----------
TOTAL.........................    $452,901     $926,749      $750,934        $165,213      $(1,167,841)    $1,127,956
                                  ========     ========      ========        ========      ===========     ==========
CURRENT LIABILITIES
Accounts payable..............    $    --      $ 18,171      $ 56,441        $ 12,411      $       --      $   87,023
Accrued compensation and
  vacation....................         --        12,320        23,926           5,155              --          41,401
Other current liabilities.....       1,476       26,759        16,953          35,197          (33,193)        47,192
Note payable to Parent........         --       147,436           --              --          (147,436)           --
Current portion of long-term
  debt and capital leases.....         --             5         2,796           5,235              --           8,036
                                  --------     --------      --------        --------      -----------     ----------
    Total current
    liabilities...............       1,476      204,691       100,116          57,998         (180,629)       183,652
LONG-TERM DEBT AND CAPITAL
  LEASES......................     152,050      393,004        15,415          22,958              --         583,427
DEFERRED INCOME TAXES.........         --        19,890        20,078           7,566              --          47,534
OTHER LONG-TERM LIABILITIES...         --         4,217         5,664             587              --          10,468
                                  --------     --------      --------        --------      -----------     ----------
    Total liabilities.........     153,526      621,802       141,273          89,109         (180,629)       825,081
MINORITY INTEREST.............         --         3,500           --              --               --           3,500
SHAREHOLDERS' EQUITY..........     299,375      301,447       609,661          76,104         (987,212)       299,375
                                  --------     --------      --------        --------      -----------     ----------
TOTAL.........................    $452,901     $926,749      $750,934        $165,213      $(1,167,841)    $1,127,956
                                  ========     ========      ========        ========      ===========     ==========

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                                                  December 31, 1999
                                                   (in thousands)
                                                               COMBINED        COMBINED
                                    PARENT                    GUARANTOR      NONGUARANTOR
                                   GUARANTOR     ISSUER      SUBSIDIARIES    SUBSIDIARIES      ELIM.      CONSOLIDATED
                                   ---------    ---------    ------------    ------------    ---------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES...................     $ 4,595     $  (1,707)    $ 118,669       $  (8,618)     $      --     $ 112,939
CASH FLOWS FROM INVESTING
  ACTIVITIES
Acquisition costs, net of cash
  acquired.....................          --        (2,628)      (85,239)       (115,569)            --      (203,436)
Capital expenditures...........          --       (12,944)      (59,614)        (12,943)            --       (85,501)
Investment in subsidiaries.....      (2,029)     (236,080)      (91,649)             --        329,758            --
Loan to Subsidiaries...........          --      (245,000)           --              --        245,000            --
Other activity with subsidiary,
  net..........................          --       390,226      (410,274)        (96,852)       116,900            --
Other investing activities.....      (4,595)         (656)        9,668           1,397             --         5,814
                                    -------     ---------     ---------       ---------      ---------     ---------
    Net cash used in investing
      activities...............      (6,624)     (107,082)     (637,108)       (223,967)       691,658      (283,123)
CASH FLOWS FROM FINANCING
  ACTIVITIES
Changes due to accounts
  receivable securitization,
  net..........................          --        49,519        67,381          95,900       (116,900)       95,900
Net proceeds from common stock
  issuance.....................       2,029            --            --              --             --         2,029
Proceeds from long-term debt...          --       374,235            --          11,881             --       386,116
Repayments of long-term debt
  and capital lease
  obligations..................          --      (294,798)       (3,140)        (12,315)            --      (310,253)
Loan from Issuer...............          --            --       245,000              --       (245,000)           --
Investment by parent...........          --         2,029       188,506         139,223       (329,758)           --
Other financing activities.....          --        (1,481)           --              --             --        (1,481)
                                    -------     ---------     ---------       ---------      ---------     ---------
    Net cash provided by
      financing activities.....       2,029       129,504       497,747         234,689       (691,658)      172,311
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH......................          --            --            --             116             --           116
                                    -------     ---------     ---------       ---------      ---------     ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS..................          --        20,715       (20,692)          2,220             --         2,243
BALANCE AT BEGINNING OF YEAR...          --         6,952        (7,311)          1,734             --         1,375
                                    -------     ---------     ---------       ---------      ---------     ---------
BALANCE AT END OF YEAR.........     $    --     $  27,667     $ (28,003)      $   3,954      $      --     $   3,618
                                    =======     =========     =========       =========      =========     =========

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                                                  December 31, 1998
                                                   (in thousands)
                                                             COMBINED        COMBINED
                                   PARENT                   GUARANTOR      NONGUARANTOR
                                  GUARANTOR     ISSUER     SUBSIDIARIES    SUBSIDIARIES       ELIM.       CONSOLIDATED
                                  ---------   ---------    ------------    ------------    -----------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES..................    $  1,631    $  76,422     $  45,781       $ (30,756)     $       --      $  93,078
CASH FLOWS FROM INVESTING
  ACTIVITIES
Acquisition costs, net of cash
  acquired....................         --        (9,390)     (308,293)        (33,920)             --       (351,603)
Capital expenditures..........         --       (25,327)      (48,035)        (13,973)             --        (87,335)
Investment in subsidiaries....     (92,336)    (310,000)      (34,000)            --           436,336           --
Other investing activities....      (1,887)      10,760           233             555              --          9,661
                                  --------     --------     ---------       ---------      -----------     ---------
    Net cash used in investing
      activities..............     (94,223)    (333,957)     (390,095)        (47,338)         436,336      (429,277)
                                  --------     --------     ---------       ---------      -----------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Changes due to accounts
  receivable securitization,
  net.........................         --        (2,315)      (17,035)            --               --        (19,350)
Net proceeds from common stock
  issuance....................      92,336          --            --              --               --         92,336
Proceeds from long-term
  debt........................         --       592,556         1,067         205,488              --        799,111
Repayments of long-term debt
  and capital lease
  obligations.................         --      (358,139)      (44,621)       (153,976)             --       (556,736)
Investment by parent..........         --           --        402,336          34,000         (436,336)           --
Other financing activities....         --        (9,098)       (3,824)            --               --        (12,922)
                                  --------     --------     ---------       ---------      -----------     ---------
    Net cash provided by
      financing activities....      92,336      223,004       337,923          85,512         (436,336)      302,439
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH.............         --           --            --           (5,776)             --         (5,776)
                                  --------     --------     ---------       ---------      -----------     ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS.................        (256)     (34,531)       (6,391)          1,642              --        (39,536)
BALANCE AT BEGINNING OF
  YEAR........................         256       41,483          (920)             92              --         40,911
                                  --------     --------     ---------       ---------      -----------     ---------
BALANCE AT END OF YEAR........    $    --      $  6,952     $  (7,311)      $   1,734      $       --      $   1,375
                                  ========     ========     =========       =========      ===========     =========

                       MAIL-WELL, INC. AND SUBSIDIARIES

                                  CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                                                 December 31, 1997
                                                  (in thousands)
                                                              COMBINED        COMBINED
                                   PARENT                    GUARANTOR      NONGUARANTOR
                                  GUARANTOR     ISSUER      SUBSIDIARIES    SUBSIDIARIES      ELIM.      CONSOLIDATED
                                  ---------    ---------    ------------    ------------    ---------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES..................    $    (242)   $  51,016      $ 33,041        $ 10,594      $     --      $  94,409
CASH FLOWS FROM INVESTING
  ACTIVITIES
Acquisition costs, net of cash
  acquired....................          --       (20,979)      (61,878)            (17)           --        (82,874)
Capital expenditures..........          --        (9,496)      (25,148)         (2,194)           --        (36,838)
Loan to Issuer................     (147,436)         --            --              --         147,436           --
Investment in subsidiaries....          --       (62,000)          --              --          62,000           --
Other investing activities....          252         (185)        1,346             404            --          1,817
                                  ---------    ---------      --------        --------      ---------     ---------
    Net cash used in investing
      activities..............     (147,184)     (92,660)      (85,680)         (1,807)       209,436      (117,895)
                                  ---------    ---------      --------        --------      ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Changes due to accounts
  receivable securitization,
  net.........................          --        (3,715)       (9,099)            --             --        (12,814)
Net proceeds from common stock
  issuance....................          201          --          1,001             --             --          1,202
Proceeds from long-term
  debt........................      147,436       67,197        12,419          60,000            --        287,052
Repayments of long-term debt
  and capital lease
  obligations.................          --      (137,401)      (11,990)        (69,734)           --       (219,125)
Loan from Parent Guarantor....          --       147,436           --              --        (147,436)          --
Investment by parent..........          --           --         62,000             --         (62,000)          --
Other financing activities....          --           --         (5,254)            --             --         (5,254)
                                  ---------    ---------      --------        --------      ---------     ---------
    Net cash provided by (used
      in) financing
      activities..............      147,637       73,517        49,077          (9,734)      (209,436)       51,061
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH.............          --           --            --            1,039            --          1,039
                                  ---------    ---------      --------        --------      ---------     ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS.................          211       31,873        (3,562)             92            --         28,614
BALANCE AT BEGINNING OF
  YEAR........................           45        9,610         2,642             --             --         12,297
                                  ---------    ---------      --------        --------      ---------     ---------
BALANCE AT END OF YEAR........    $     256    $  41,483      $   (920)       $     92      $     --      $  40,911
                                  =========    =========      ========        ========      =========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of Shareholders.

NAME                              AGE                        POSITION                      DIRECTOR SINCE
----                              ---                        --------                      --------------
Gerald F. Mahoney<F1>.........    56        Chairman of the Board & Chief Executive             1994
                                              Officer
Paul V. Reilly................    47        President & Chief Operating Officer                 1998
Gary H. Ritondaro.............    53        Senior Vice President--Finance & Chief
                                              Financial Officer
V. Bruce Thompson.............    52        Senior Vice President--Corporate
                                              Development
Julie Clark...................    35        Vice President, Internal Audit
Robert Meyer..................    43        Vice President, Treasury & Tax
Keith T. Pratt................    53        Vice President, Purchasing
Roger Wertheimer..............    40        Vice President, General Counsel and
                                              Secretary
Luc Desjardins................    47        President and Chief Executive Officer of
                                              Envelope Printing Operations
David H. Holt.................    46        President and Chief Executive Officer of
                                              the Printing for Distributors
Michael A. Zawalski...........    40        President and Chief Executive Officer of
                                              Mail-Well Label
Frank P. Diassi<F2>...........    66        Director                                            1993
Frank J. Hevrdejs<F2>.........    54        Director                                            1993
Janice C. Peters<F2>..........    48        Director                                            1999
Jerome W. Pickholz<F1><F3>....    67        Director                                            1994
William R. Thomas<F3>.........    71        Director                                            1998

-------
<F1> Member of the Nominating Committee.

<F2> Member of the Compensation Committee.

<F3> Member of the Audit Committee.

    GERALD F. MAHONEY has been a director, Chairman of the Board and Chief Executive Officer of the Company since 1994. He was Chairman of the Board, President and Chief Executive Officer of Pavey Envelope & Tag Corp. from 1991 until it became a subsidiary of the Company in 1994. From 1987 to 1989, Mr. Mahoney served as President of Transkrit Corp., a direct mail and business forms manufacturing company. Mr. Mahoney serves as Chairman of the Nominating Committee of the Board of Directors.

    PAUL V. REILLY has been a director, President and Chief Operating Officer of the Company since January 1998. He served as Senior Vice President--Finance and Chief Financial Officer of the Company from 1995 to 1998. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of senior management positions. During 1994 and 1995, Mr. Reilly worked with Saddle River Capital, an investment banking firm which purchased and managed small businesses, and as Vice President with a direct marketer of educational materials. Mr. Reilly is a Certified Public Accountant.

    GARY H. RITONDARO has been Senior Vice President--Finance and Chief Financial Officer of the Company since 1999. Previously, Mr. Ritondaro spent 13 years with Ferro Corporation, a manufacturer of specialty plastics, chemicals, coatings and ceramics with operations in 21 countries. He served as Ferro's Vice President and CFO with worldwide responsibilities for financial management including accounting, treasury and tax. Prior to joining Ferro, Mr. Ritondaro held numerous financial positions with Diamond Shamrock Corporation. He has significant experience with multinational businesses and in investor relations.

    V. BRUCE THOMPSON has been Senior Vice President--Corporate Development of the Company since 1998. From 1994 to 1998, Mr. Thompson was Senior Vice President of Marketing and Administration and General Counsel of Forest Oil Corporation, a publicly held petroleum exploration and production company. From 1993 to 1994, Mr. Thompson was Vice President, Legal Affairs, for Mid-America Dairymen, Inc., a dairy cooperative, and from 1990 to 1993 he served as Chief of Staff for James M. Inhofe who is currently a U.S. Senator for Oklahoma.

    JULIE M. CLARK has been Vice President--Internal Audit of the Company since 1999. From 1996 to 1999, Ms. Clark served as Director of Internal Audit for the Company, and from 1994 to 1996 she was Assistant Treasurer for the Company. Ms. Clark began her career with Deloitte and Touche LLP in 1986, and was a Senior Manager when she left in 1994 to join the Company. Ms. Clark is a Certified Public Accountant.

    ROBERT MEYER has been Vice President--Treasurer and Tax of the Company since 1998. Mr. Meyer is a licensed attorney, Certified Public Accountant and Certified Financial Planner. From 1988 to 1998, Mr. Meyer was a partner in the tax department of the accounting firm of Deloitte & Touche LLP.

    KEITH T. PRATT has been Vice President--Purchasing of the Company since 1998. From 1994 to 1998, Mr. Pratt was Vice President of Material Sourcing and Logistics of Ply Gem Industries. From 1981 to 1994, Mr. Pratt was responsible for purchasing and logistics with several companies, where he held a variety of positions up to the director level.

    ROGER WERTHEIMER has been Vice President--General Counsel and Secretary of the Company since 1995. Mr. Wertheimer has been engaged in the practice of law since 1984. He served as Corporate Counsel for PACE Membership Warehouse, Inc., a food and merchandise wholesaler, from 1988 to 1994 and practiced privately from 1994 to 1995 when he joined the Company.

    LUC DESJARDINS has been the President and Chief Executive Officer of Envelope Printing Operations since May 1998. Prior to that, he served as President and Chief Executive Officer of Supremex, Inc., from January 1992 to May 1998. Before joining Supremex, Mr. Desjardins was President and General Manager of Culinar Ltd.'s Dry Products Division, a business with sales of $225 million. He successively held positions of sales representative, sales manager, marketing manager, general manager and vice president in various companies. He is a graduate of Harvard University's program for Management Development and holds a master's degree in Business Administration from the Universite du Quebec in Montreal. He is a member of the Presidents Association (American Management Association) and the Young Presidents Organization.

    DAVID H. HOLT has been the President and Chief Executive Officer of the Printing for Distributors division since July 1999. Prior to that, Mr. Holt spent over 20 years with Beloit Corporation, a world leader in the design and manufacture of pulping and papermaking equipment. His positions included Controller of a $300 million division, Corporate Director of Administration, Vice President/Director of a $150 million multiplant operation and Group Vice President--Pulping Systems. His experience encompasses multinational corporate environments, mergers and acquisitions and turnaround situations. Mr. Holt has his Bachelor's and Master's degrees in Business Administration from the University of Wisconsin.

    MICHAEL A. ZAWALSKI has been the President and Chief Executive Officer of Mail-Well Label since May 1999. Prior to that, he served as Senior Vice President--Finance and Chief Financial Officer of Mail-Well beginning in August 1998. Previously, Mr. Zawalski was CFO of Ryder TRS, Inc., a moving and transportation business, responsible for all facets of finance including investor and bank relations. Before that, he was Vice President--Finance with the Coleman Company, directing worldwide planning and analysis, tax, accounting and reporting. He also held various executive positions with Quaker Oats, including Director, Financial Control for Quaker's U.S. food business, Director and CFO of the Breakfast Division, and Vice President and General Manager of a $130 million food service subsidiary. Mr. Zawalski, a CPA, began his career with Arthur Andersen & Co. He earned a B.S. from Illinois State University and a Master's in Management from Northwestern University.

    FRANK P. DIASSI has been a director of the Company since its inception in 1993. Since 1996 Mr. Diassi has been Chairman of Sterling Chemicals, Inc., a manufacturer of chemicals, acrylic and fibers. He was a founding director of Arcadian Corporation, the largest nitrogen fertilizer company in North America. Mr. Diassi was a director and Chairman of the Finance Committee of Arcadian Corporation from 1989 to 1994. Mr. Diassi is a director of Fibreglass Holdings, Inc., a truck accessory manufacturer, Amerlux Corp., a commercial lighting company, and Software Plus, Inc., a human resources/payroll software design firm. Mr. Diassi serves as a member of the Compensation Committee of the Board of Directors.

    FRANK J. HEVRDEJS has been a director of the Company since its inception in 1993. In 1982 Mr. Hevrdejs co-founded The Sterling Group, Inc., a major management buyout company, where he is currently a principal shareholder and president. He also serves as Chairman of First Sterling Ventures Corp., an investment company, Endoro Holdings, Inc., a structural and electrical manufacturing company, and Fibreglass Holdings, Inc., a truck accessory manufacturer. He is a director of Eagle U.S.A., an air-freight company, and Sterling Chemicals, Inc., a petroleum chemical company. Mr. Hevrdejs serves as Chairman of the Compensation Committee of the Board of Directors.

    JANICE C. PETERS has been a director of the Company since 1999. Since 1997 Ms. Peters has served as President and Chief Executive Officer of MediaOne(R), the broadband services arm of MediaOne Group. From 1995 to 1997, Ms. Peters was employed by US WEST, MediaOne's former parent company, in various positions including managing director of One2One, a United Kingdom wireless communications joint venture between US WEST and Cable & Wireless, and President of Wireless Operations for US WEST Media Group. Ms. Peters serves as a director of C-SPAN (the Cable-Satellite Public Affairs Network), Primus Knowledge Solutions, Inc., a provider of web-based software for customer service and support, and the Walter Kaitz Foundation, a cable industry organization that places diversity candidates in industry management positions. Ms. Peters serves as a member of the Compensation Committee of the Board of Directors.

    JEROME W. PICKHOLZ has been a director of the Company since 1994. From 1978 to 1994, he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 to 1995, he served as Chairman of Ogilvy & Mather Direct Worldwide where he is now Chairman Emeritus. Since 1996 Mr. Pickholz has served as founder and Chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company. Mr. Pickholz serves as Chairman of the Audit Committee and a member of the Nominating Committee of the Board of Directors.

    WILLIAM R. THOMAS has been a director of the Company since 1998. He has served as Chairman of Capital Southwest Corporation, a publicly owned venture capital investment company, since 1982 and as President since 1980. Mr. Thomas has been a director of Capital Southwest Corporation since 1972 and was Senior Vice President from 1969 to 1980. Mr. Thomas also serves as a director of Alamo Group, Inc., a heavy-duty mowing equipment company, Encore Wire Corporation, an electrical wire and cable company, and Palm Harbor Homes, Inc., a home-building manufacturer. Mr. Thomas is a member of the Audit Committee of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

    The sections captioned "Director Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions", "Executive Compensation", "Summary Compensation Table", "Option Grants in the Last Fiscal Year", "Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values", "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

    Included in Part II, Item 8 of this Report.

  (A)(2) FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this Report:

                                                                             PAGE
                                                                             ----
Schedule I     Condensed Balance Sheets as of December 31, 1999 and 1998
                 and Condensed Statements of Operations for the Years Ended
                 December 31, 1999, 1998, and 1997.........................   63

Schedule II    Valuation and Qualifying Accounts for the Years Ended
                 December 31, 1999, 1998, and 1997.........................   67

  (A)(3) EXHIBITS

EXHIBIT
INDEX                     DESCRIPTION OF EXHIBIT
-------                   ----------------------

 3(i)       Articles of Incorporation of the Company--incorporated by
              reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.

 3(ii)      Bylaws of the Company--incorporated by reference from
              Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

 4.1        Form of Certificate representing the Common Stock, par value
              $0.01 per share, of the Company--incorporated by reference from Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).

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

 4.4        Indenture dated as of December 16, 1998 between Mail-Well I
              Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggre-gate principal amount of 8 3/4% Senior Subordinated Notes due 2008--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 4.5        Form of Senior Subordinated Note. Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.

10.1        Form of Indemnity Agreement between the Company and each of its officers and directors--incorporated by reference from
              Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.2        Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors--incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.3        Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement--incorporated by reference from
              Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.4        Form of M-W Corp. 401(k) Savings Retirement Plan--incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.5        Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
              1997--incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.6        Form of 1994 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.22 of the Company's
              Registration Statement on Form S-1 dated March 25, 1994.

10.7        Form of the Company Nonqualified Stock Option
              Agreement--incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.8        Purchase and Contribution Agreement dated as of November 15,
              1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser--incorporated by reference from Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.9        Mail-Well Receivables Master Trust Pooling and Servicing
              Agreement dated as of November 15, 1996 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee--incorporated by reference from Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.10       Series 1996-1 Supplement dated as of November 15, 1996 to
              Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as
              Trustee on behalf of the Series 1996-1 Certificateholders-- incorporated by reference from Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.11       Series 1996-1 Certificate Purchase Agreement dated as of
              November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables Corporation, as Purchaser, Norwest Bank Colorado, National Association, as Trustee, and Mail-Well I Corporation, as Servicer-- incorporated by reference from Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.12       Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan--
              incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997

10.13       1997 Non-Qualified Stock Option Agreement--incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.

10.14       Mail-Well, Inc. 1998 Incentive Stock Option Plan--
              incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.15       Form of 1998 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.16       Credit Agreement dated as of March 16, 1998 among Mail-Well
              I Corporation, certain Guarantors, Bank of America
              National Trust and Savings Association, as Agent and other financial institutions party thereto Agreement-- incorporated by reference from Exhibit 10.60 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.17       Credit Agreement dated as of March 16, 1998 among Supremex
              Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto--incorporated by reference from
              Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.18       Participation Agreement dated as of December 15, 1997 among
              Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-- incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.19       Equipment Lease dated as of December 15, 1997 among
              Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-- incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

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

10.21       Receivables Purchase Agreement dated as of July 1, 1999
              among Mail-Well Trade Receivables Corporation, as Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as Administrator; and First Amendment thereto.

10.22       Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999;
              and First Amendment thereto.

10.23       Servicing Agreement dated as of July 1, 1999 by and among
              Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator; and First Amendment thereto.

10.24       Merger Agreement and Plan of Merger by and among American
              Business Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000-- incorporated by reference from Exhibit (c) (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the commission on January 21, 2000.

10.25<F*>   Change of Control Agreement dated November 15, 1999, between the Company and Gerald F. Mahoney.

10.26<F*>   Change of Control Agreement dated November 15, 1999, between the Company and Paul V. Reilly.

10.27<F*>   Change of Control Agreement dated November 15, 1999, between the Company and Gary Ritondaro.

10.28<F*>   Change of Control Agreement dated November 15, 1999, between the Company and Robert Meyer.

10.29<F*>   Change of Control Agreement dated November 15, 1999, between the Company and Michael A. Zawalski.

23.1<F*>    Consent of Ernst & Young LLP.

23.2<F*>    Consent of Deloitte & Touche LLP.

23.3<F*>    Consent of Rubin, Brown, Gornstein & Co., LLP.

27.1<F*>    Financial Data Schedule for year ended December 31, 1999.

27.2<F*>    Financial Data Schedule for year ended December 31, 1998.

[FN]
-------
<F*> Filed herewith.


  (B) REPORTS ON FORM 8-K

    A report on Form 8-K was filed on October 21, 1999, announcing the financial results of the company for the quarter ending September 30, 1999.

                                                                  SCHEDULE I

                                    MAIL-WELL, INC.

                    (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

                               CONDENSED BALANCE SHEETS

                                (DOLLARS IN THOUSANDS)
                                                                      DECEMBER 31
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
ASSETS
CURRENT ASSETS
    Other current assets....................................    $    345       $    116
    Note receivable from Mail-Well I Corporation............     147,436        147,436
                                                                --------       --------
        Total current assets................................     147,781        147,552
INVESTMENT IN SUBSIDIARY                                         377,318        301,447
INTANGIBLE ASSETS (net of accumulated amortization of
  $2,069 and $1,109)........................................       2,943          3,902
                                                                --------       --------
TOTAL.......................................................    $528,042       $452,901
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued interest........................................    $    682       $  1,476
                                                                --------       --------
        Total current liabilities...........................         682          1,476
CONVERTIBLE SUBORDINATED NOTES..............................     152,050        152,050
                                                                --------       --------
        Total liabilities...................................     152,732        153,526
SHAREHOLDERS' EQUITY........................................     375,310        299,375
                                                                --------       --------
TOTAL.......................................................    $528,042       $452,901
                                                                ========       ========

                      See notes to condensed financial statements.

                                                                   SCHEDULE I

                                          MAIL-WELL, INC.

                          (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

                                CONDENSED STATEMENTS OF OPERATIONS

                                      (DOLLARS IN THOUSANDS)
                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                -----------------------------------
                                                                 1999          1998          1997
                                                                -------       -------       -------
OTHER OPERATING COSTS
    Administrative..........................................    $    24       $   168       $   172
    Amortization............................................        176           959            97
                                                                -------       -------       -------
        Total other operating costs.........................        200         1,127           269
                                                                -------       -------       -------
OPERATING LOSS..............................................       (200)       (1,127)         (269)
OTHER (INCOME) EXPENSE
    Interest expense-debt...................................      8,543         7,833           634
    Interest income from subsidiary.........................     (8,846)       (8,846)          --
    Other income............................................        --             (7)           (4)
                                                                -------       -------       -------
LOSS BEFORE INCOME TAXES....................................        103          (107)         (899)
                                                                -------       -------       -------
PROVISION FOR INCOME TAXES
Current.....................................................        (39)          --            --
Deferred....................................................        --            --            --
                                                                -------       -------       -------
LOSS BEFORE EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY....................................         64          (107)         (899)
EQUITY IN UNDISTRIBUTED EARNINGS OF
  SUBSIDIARY................................................     64,418        21,816        29,775
                                                                -------       -------       -------
NET INCOME..................................................    $64,482       $21,709       $28,876
                                                                =======       =======       =======

                           See notes to condensed financial statements.

                                                                   SCHEDULE I

                                           MAIL-WELL, INC.

                          (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

                                CONDENSED STATEMENTS OF CASH FLOWS

                                      (DOLLARS IN THOUSANDS)

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                             ---------------------------------------
                                                               1999            1998           1997
                                                             --------        --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..........................................     $ 64,482        $ 21,709      $  28,876
    Adjustments to reconcile net income to net cash
      provided (used in) by operating activities:
        Equity in undistributed earnings of
          subsidiary....................................      (64,418)        (21,816)       (29,775)
        Amortization....................................          959             959             97
        Changes in operating assets and liabilities, net
          of effects of acquired businesses:
            Other working capital.......................        3,572             624            586
            Other assets................................          --              155            (26)
                                                             --------        --------      ---------
                Net cash provided by (used in) operating
                  activities............................        4,595           1,631           (242)

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in subsidiary........................       (2,029)        (92,336)           --
        Other activity with subsidiary, net.............       (4,595)         (1,887)           252
        Issuance of note receivable from subsidiary.....          --              --        (147,436)
                                                             --------        --------      ---------
                Net cash used in investing activities...       (6,624)        (94,223)      (147,184)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from common stock issuance.............        2,029          92,336            201
    Proceeds from issuance of convertible subordinated
      notes.............................................          --              --         147,436
                                                             --------        --------      ---------
                Net cash provided by financing
                  activities............................        2,029          92,336        147,637
                                                             --------        --------      ---------

NET CHANGE IN CASH......................................          --             (256)           211
BALANCE AT BEGINNING OF YEAR............................          --              256             45
                                                             --------        --------      ---------
BALANCE AT END OF YEAR..................................     $    --         $    --       $     256
                                                             ========        ========      =========
Stock issued for acquisitions...........................     $    --         $  8,780      $   1,000

                          See notes to condensed financial statements.

                                                                   SCHEDULE I

                                MAIL-WELL, INC.

                (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

        CONDENSED SUPPLEMENTAL FINANCIAL INFORMATION OF THE REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation--The financial statements of Mail-Well, Inc. (the "Company") reflect the investment in Mail-Well I Corporation ("M-W Corp."), a wholly-owned subsidiary, using the equity method.

    Income Taxes--The provision for income taxes is based on income recognized for financial statement purposes. Deferred income taxes are recognized for the effects of temporary differences between such income and that recognized for income tax purposes. The Company files a consolidated U.S. income tax return with M-W Corp.

    Reclassifications--Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

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

5. DEBT AND GUARANTEES

    Information on the debt of the Company is disclosed in Note 5 of the Notes to Consolidated Financial Statements of Mail-Well, Inc. and Subsidiaries included elsewhere herein. The Company has guaranteed all debt of M-W Corp. ($514.9 million outstanding at December 31, 1999, including current maturities) and certain other obligations arising in the ordinary course of business. The aggregate amounts of M-W Corp.'s debt maturities for the five years following 1999 are: 2000--$13,889,000; 2001--$8,685,000; 2002--$8,984,000;
2003--$177,350,000; 2004--$780,000; and $305,241,000 thereafter.

6. DIVIDENDS RECEIVED

    No dividends have been received from M-W Corp. since the Company's inception. M-W Corp.'s ability to declare dividends to the Company is restricted by the terms of its bank credit agreements and the indenture relating to M-W Corp.'s Senior Subordinated Notes.

                             * * * * *

                                                                  SCHEDULE II

                               MAIL-WELL, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS<F1>

                      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                   (AMOUNTS IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31
                                                         ---------------------------------------
                                                          1999            1998            1997
                                                         -------         -------         -------
Balance at beginning of year.........................    $ 6,727         $ 3,795         $ 3,734
Charged to costs and expenses........................      4,034           3,425           1,454
Charged to other accounts<F2>........................     (4,464)<F5>      3,065<F4>         909<F3>
Deductions<F6>.......................................     (3,423)         (3,558)         (2,302)
                                                         -------         -------         -------
Balance at end of year...............................    $ 2,874         $ 6,727         $ 3,795
                                                         =======         =======         =======

-------

<F1> Schedule has been restated to reflect the mergers of the Commercial
     Printing Group companies (see Note 2 to the consolidated financial statements included elsewhere herein) accounted for under the pooling of interests method.

<F2> Recoveries of accounts previously written off.

<F3> Includes the beginning balances of ($643) of the allowance for doubtful accounts for the companies acquired in 1997.

<F4> Includes the beginning balances ($2,910) of the allowance for doubtful accounts for the companies acquired in 1998.

<F5> Includes the beginning balances ($910) of the allowance for doubtful accounts for the companies acquired in 1999 and $5,049 of amounts transferred to Mail-Well Trade Receivable Corporation.

<F6> Accounts written off.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 24, 2000.

                             Mail-Well I Corporation
                             Mail-Well, Inc.

                             By:       /s/ GERALD F. MAHONEY
                                ------------------------------------------
                                Gerald F. Mahoney, Chief Executive Officer

                             Mail-Well Canada Holdings, Inc.
                             Mail-Well Commercial Printing, Inc.
                             Mail-Well Label USA, Inc.
                             Mail-Well West, Inc.
                             Murray Envelope Holdings, Inc.
                             Murray Envelope Corporation
                             National Graphics Company
                             Poser Business Forms, Inc.
                             Wisco III, L.L.C.

                             By:         /s/  PAUL V. REILLY
                                ------------------------------------------
                                Paul V. Reilly, Chief Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                          POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Roger Wertheimer and Mark Zoeller, and each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                    SIGNATURE                                  TITLE                        DATE
                    ---------                                  -----                        ----
               /s/  GERALD F. MAHONEY                  Chairman of the Board,          March 24, 2000
     -------------------------------------------       Chief Executive Officer
                  Gerald F. Mahoney                    and Director of Mail-Well I
                                                       Corporation and Mail-Well,
                                                       Inc.

                 /s/  PAUL V. REILLY                   President, Chief Operating      March 24, 2000
     -------------------------------------------       Officer and Director of
                   Paul V. Reilly                      Mail-Well I Corporation and
                                                       Mail-Well, Inc., and Chief
                                                       Executive Officer and Director
                                                       of all other Registrants

                 /s/  GARY RITONDARO                   Senior Vice President, Chief    March 24, 2000
     -------------------------------------------       Financial Officer of all
                   Gary Ritondaro                      Registrants and Director
                                                       of all Registrants
                                                       except Mail-Well, Inc.

                /s/  FRANK P. DIASSI                   Director of Mail-Well, Inc.     March 24, 2000
     -------------------------------------------
                   Frank P. Diassi

               /s/  FRANK J. HEVRDEJS                  Director of Mail-Well, Inc.     March 24, 2000
     -------------------------------------------
                  Frank J. Hevrdejs

                /s/  JANICE C. PETERS                  Director of Mail-Well, Inc.     March 24, 2000
     -------------------------------------------
                  Janice C. Peters

               /s/  JEROME W. PICKHOLZ                 Director of Mail-Well, Inc.     March 24, 2000
     -------------------------------------------
                 Jerome W. Pickholz

               /s/  WILLIAM R. THOMAS                  Director of Mail-Well, Inc.     March 24, 2000
     -------------------------------------------
                  William R. Thomas

                /s/  ROGER WERTHEIMER                  Director of all Registrants     March 24, 2000
     -------------------------------------------       except Mail-Well, Inc.
                  Roger Wertheimer