Form 10-Q
period 2000-03-31
MAIL WELL INC
filed 2000-05-12
CIK 920321

========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

         /x/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000


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

                           Yes  /x/  No  / /

   As of May 5, 2000, the Registrant had 49,271,308 shares of Common Stock, $0.01 par value, outstanding.


========================================================================

                      MAIL-WELL, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



-----------------------------------------------------------------------------

                                                                      PAGE
                                                                      ----
Part I -          FINANCIAL INFORMATION

         Item 1.  Financial Statements                                   3
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                19
         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                        22

Part II -         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      23


Signature Page                                                          26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MAIL-WELL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)

                                                            MARCH 31, 2000   DECEMBER 31, 1999
                                                            --------------   -----------------
                                                              (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                  $   10,700        $    3,618
   Receivables, net                                              226,015            85,044
   Investment in accounts receivable securitization               87,541            54,396
   Accounts receivable -- other                                   19,903            20,764
   Inventories, net                                              192,692           144,756
   Other current assets                                           36,995            25,551
                                                              ----------        ----------
     Total current assets                                        573,846           334,129
PROPERTY, PLANT AND EQUIPMENT, NET                               621,852           532,156
GOODWILL, NET                                                    644,229           453,483
OTHER ASSETS, NET                                                 64,045            24,273
                                                              ----------        ----------
TOTAL                                                         $1,903,972        $1,344,041
                                                              ==========        ==========


CURRENT LIABILITIES
   Accounts payable                                           $  160,187        $  122,740
   Accrued compensation and vacation                              56,586            50,042
   Other current liabilities                                      79,660            52,999
   Current portion of long-term debt and capital leases           34,940            13,889
                                                              ----------        ----------
     Total current liabilities                                   331,373           239,670
LONG-TERM DEBT AND CAPITAL LEASES                              1,085,673           653,090
DEFERRED INCOME TAXES                                             57,518            64,112
OTHER LONG-TERM LIABILITIES                                       37,067             8,351
                                                              ----------        ----------
     Total liabilities                                         1,511,631           965,223

MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY                    -             3,508

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 25,000 shares
     authorized, none issued and outstanding                           -                 -
   Common stock, $0.01 par value; 100,000,000 shares
     authorized, 49,237,326 and 49,215,078 shares issued
     and outstanding, respectively                                   492               492
   Paid-in capital                                               219,905           219,795
   Retained earnings                                             173,005           155,222
   Accumulated other comprehensive income (loss)                  (1,061)             (199)
                                                              ----------        ----------
     Total shareholders' equity                                  392,341           375,310
                                                              ----------        ----------
TOTAL                                                         $1,903,972        $1,344,041
                                                              ==========        ==========


                See notes to unaudited consolidated financial statements.

                            MAIL-WELL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                         MARCH 31,
                                                                         ---------
                                                                  2000              1999
                                                                  ----              ----

NET SALES                                                      $ 568,038         $ 440,417

COST OF SALES                                                    434,674           341,803
                                                               ---------         ---------

GROSS PROFIT                                                     133,364            98,614

OTHER OPERATING COSTS                                             85,692            60,986
                                                               ---------         ---------

OPERATING INCOME                                                  47,672            37,628

OTHER (INCOME) EXPENSE

     Interest expense                                             20,102            12,767
     Other (income) expense                                         (119)             (176)
                                                               ---------         ---------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                             27,689            25,037


PROVISION FOR INCOME TAXES                                        11,353            10,265
                                                               ---------         ---------

NET INCOME BEFORE EXTRAORDINARY ITEM                              16,336            14,772

EXTRAORDINARY ITEM, NET OF TAX BENEFIT
   OF $907                                                         1,447                 -
                                                               ---------         ---------
NET INCOME                                                     $  17,783         $  14,772
                                                               =========         =========

EARNINGS PER SHARE - BASIC
     BEFORE EXTRAORDINARY ITEM                                 $    0.33         $    0.30
     EXTRAORDINARY ITEM                                        $    0.03                 -
     EARNINGS PER SHARE - BASIC                                $    0.36         $    0.30

EARNINGS PER SHARE - DILUTED
     BEFORE EXTRAORDINARY ITEM                                 $    0.31         $    0.28
     EXTRAORDINARY ITEM                                        $    0.02                 -
     EARNINGS PER SHARE - DILUTED                              $    0.33         $    0.28

WEIGHTED AVERAGE SHARES - BASIC                                   49,229            48,864

WEIGHTED AVERAGE SHARES - DILUTED                                 57,753            58,260




                See notes to unaudited consolidated financial statements.


                            MAIL-WELL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                        MARCH 31,
                                                                        ---------

                                                                  2000              1999
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $  17,783          $ 14,772
   Adjustments to reconcile net income to cash provided
     by operations
     Depreciation and amortization                                18,736            12,705
     Extraordinary item pre-tax                                   (2,354)                -
     Deferred income taxes                                         3,179             2,874
     Other                                                          (225)            1,007
   Changes in operating assets and liabilities, net of
     effects of acquired businesses:
     Receivables                                                 (16,833)           (9,929)
     Inventories                                                 (14,826)             (536)
     Accounts payable                                             10,411             9,880
     All other assets and other liabilities                       (5,463)           22,408
                                                               ---------          --------
Net cash provided by operating activities                         10,408            53,181

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired                      (301,700)          (46,491)
   Equity investment                                                   -           (22,726)
   Capital expenditures                                          (21,512)          (21,907)
   Investment in marketable securities, net                      (12,245)                -
   Other investing activities                                        551               916
                                                               ---------          --------
Net cash used in investing activities                           (334,906)          (90,208)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes due to accounts receivable securitization, net        (98,500)           32,443
   Proceeds from common stock issuance                               110               124
   Proceeds from long-term debt                                  843,415           101,376
   Repayments of long-term debt and capital leases              (396,108)          (96,505)
   Debt issuance costs                                           (13,831)                -
   Other financing activities                                     (3,500)             (558)
                                                               ---------          --------
Net cash provided by financing activities                        331,586            36,880

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (6)            1,073
                                                               ---------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            7,082               926
BALANCE AT BEGINNING OF PERIOD                                     3,618             1,375
                                                               ---------          --------

BALANCE AT END OF PERIOD                                       $  10,700          $  2,301
                                                               =========          ========



                See notes to unaudited consolidated financial statements.


                    MAIL-WELL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (collectively referred to as the "Company") is a market leader in five highly fragmented segments of the printing industry. The Company is a leading commercial printer in the United States and manufactures and prints envelopes in the United States and Canada. The Company is also a printer of office products for the distributor market, labels for the food and beverage industry, and extrusion coating and laminating.

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

     INTERIM FINANCIAL INFORMATION -- The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements, which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the Company's fiscal year ending December 31, 2000.

     INVENTORIES -- Detail of inventories, in thousands:

                                                          MARCH 31, 2000     DECEMBER 31, 1999
                                                          --------------     -----------------
Raw materials                                                $ 71,758             $ 55,896
Work in process                                                41,544               32,020
Finished goods                                                 84,372               61,620
Reserve for obsolescence, loss and other                       (4,982)              (4,780)
                                                             --------             --------
                                                             $192,692             $144,756
                                                             ========             ========

     SHAREHOLDERS' EQUITY -- The change in Common Stock and Paid-in Capital is caused by the exercise of stock options. The change in Retained Earnings is net income. See "Other Comprehensive Income" for an explanation of the change in those accounts.

     OTHER COMPREHENSIVE INCOME -- Other comprehensive income includes changes in shareholders' equity that do not result directly from transactions with shareholders. A summary of comprehensive income follows:

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                MARCH 31, 2000       MARCH 31, 1999
                                                --------------       --------------
(in thousands)
Net income                                         $ 17,783             $ 14,772
Currency translation adjustments, net                  (717)               3,527
Unrealized gain on investments, net                    (145)                  34
                                                   --------             --------
Comprehensive income                               $ 16,921             $ 18,333
                                                   ========             ========

   EARNINGS PER SHARE -- The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.

                                                                    INCOME                   SHARES                PER-SHARE
                                                                  (NUMERATOR)             (DENOMINATOR)              AMOUNT
                                                                  -----------             -------------              ------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                         $ 17,783                  49,229                  $ 0.36
                                                                                                                     ======
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                          -                     548
   Convertible Subordinated Notes                                     1,310                   7,883
   Other                                                                  -                      93
                                                                   --------                  ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                          $ 19,093                  57,753                  $ 0.33
                                                                   ========                  ======                  ======

FOR THE THREE MONTHS ENDED MARCH 31, 1999
   EARNINGS PER SHARE - BASIC
   Income available to common shareholders                         $ 14,772                  48,864                  $ 0.30
                                                                                                                     ======
   EFFECT OF DILUTIVE SECURITIES
   Stock options                                                          -                   1,173
   Convertible Subordinated Notes                                     1,313                   8,003
   Other                                                                  -                     220
                                                                   --------                  ------
   EARNINGS PER SHARE - DILUTED
   Income available to common shareholders including
      assumed conversions                                          $ 16,085                  58,260                  $ 0.28
                                                                   ========                  ======                  ======

   RECLASSIFICATION -- Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2. ACQUISITIONS

   On January 28, 2000, the Company acquired Braceland Brothers, Inc., a commercial printing company located in Philadelphia, Pennsylvania, with approximate annual sales of $30.3 million.

   In February 2000, the Company acquired 13,450,588 shares (or 91% outstanding) of the common stock of Atlanta-based American Business Products ("ABP") for $20 per share in a cash tender offer. In the second step of the acquisition, ABP merged with a wholly-owned subsidiary of the Company. The total value of the transaction, including the assumption of debt, was approximately $333.6 million.

   ABP is a premier provider of printed office products and specialty packaging solutions through its Curtis 1000, International Envelope, Discount Labels and Jen-Coat business units. ABP reported 1999 sales of $475.9 million and net income and fully diluted earnings per share from continuing operations of $19.7 million and $1.31, respectively.

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

   The table below presents the results of operations for the three-months ended March 31, 2000 and 1999 giving effect to the acquisition of ABP and the $800 million senior secured credit facility (See Note 3) as if they had occurred on January 1, 2000 and January 1, 1999, respectively.

(in thousands, except per share data)                      Three Months ended
                                                           ------------------
                                                                March 31,
                                                                ---------
                                                         2000              1999
                                                         ----              ----
Net sales                                              $632,155          $551,696
Net income before extraordinary item                   $ 16,506          $ 16,341
Net income                                             $ 18,344          $ 15,843
Net income before extraordinary item per share:
   Basic                                               $   0.34          $   0.33
   Diluted                                             $   0.31          $   0.30
Net income per share:
   Basic                                               $   0.37          $   0.32
   Diluted                                             $   0.34          $   0.29

3. LONG-TERM DEBT AND CAPITAL LEASES

   Long-term debt consists of the following (in thousands):

                                                                INTEREST RATE AT
                                                                 MARCH 31, 2000        MARCH 31, 2000         DECEMBER 31, 1999
                                                                 --------------        --------------         -----------------
      Bank Borrowings:
         Unsecured loan, due June 9, 2003                             6.88%              $   21,823                $ 21,876
         Unsecured revolving loan facility, due
            March 31, 2003                                                                        -                 172,000
         Unsecured revolving loan facility, due
            July 31, 2000                                                                         -                     242
         Secured revolving line of credit, due
            February 22, 2006                                         8.19%                  81,000                       -
         Secured Tranche A term loan, due
            February 22, 2006                                         8.19%                 300,000                       -
         Secured Tranche B term loan, due
            February 22, 2007                                         8.45%                 250,000                       -
      Senior Subordinated Notes, due 2008                             8.75%                 300,000                 300,000
      Convertible Subordinated Notes, due 2002                        5.00%                 139,063                 152,050
      Other                                                           Various                28,727                  20,811
                                                                                         ----------                --------
                                                                                          1,120,613                 666,979
      Less current maturities                                                               (34,940)                (13,889)
                                                                                         ----------                --------
      Long-term debt and capital leases                                                  $1,085,673                $653,090
                                                                                         ==========                ========

     On February 18, 2000, the Company entered into a $800 million senior secured credit facility (the "New Facility"). The proceeds were used to finance the acquisition of ABP, pay related costs and expenses, refinance the unsecured revolving loan facilities, and reduce the amounts drawn under the accounts receivable securitization (see Note 5), with the remainder to provide funds for general corporate purposes. The availability under the unsecured uncommitted revolving loan facility, due July 31, 2000, was reduced from $20 million to $10 million. The unsecured revolving loan facility, due March 31, 2003 was terminated.

     The New Facility consists of a $250 million revolving line of credit, a $300 million Tranche A term loan and a $250 million Tranche B term loan. The Company is required to repay $25 million of principal in the first year of the Tranche A term loan, with increases of $10 million a year until a $75 million payment in the sixth year. The Company is required to pay $2.5 million per year on the Tranche B term loan, with a balloon payment in 2007 of $233 million. Any optional prepayments of principal must be applied proportionately among the Tranche A and B term loans. The revolving line may be paid down at any time at the option of the Company.

     The New Facility contains certain financial and other covenants that are customary for credit facilities of its type and size. The New Facility is secured by substantially all tangible and intangible property of U.S. entities, except for the accounts receivable sold under the securitization program and certain property and equipment under capital lease obligations.

     In 2000, the Company wrote off deferred financing costs of $635,000 (net of $244,000 of income tax benefits) capitalized in connection with the bank debt which was repaid in February, 2000. The write-off is shown as an extraordinary item in the statement of operations. Also, in March 2000, the Company repurchased $12,987,000 of the outstanding Convertible Subordinated Notes at a discount and recorded a gain of $2,989,000 (net of $1,151,000 of income tax expense), which is shown as an extraordinary item in the statement of operations.

4.   RESTRUCTURING CHARGES

     In November 1998, the Company committed to implement a restructuring program affecting the Envelopes and Commercial Printing segments and recorded a pre-tax provision of $15,961,000, of which $11,699,000 represented non-cash charges for asset write-offs and impairments, primarily machinery and equipment. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined based on recent comparable sales and independent quotes from the used equipment market. The remaining $4,262,000 was for severance, other termination benefits and property exit costs, including noncancelable operating leases. These charges were a result of the regionalization of the Company's U.S. Envelopes operations and reorganization of the Company's Commercial Printing operations, primarily in the Northwest.

     The Company also incurred $499,000 in expenses for the three months ended March 31, 1999 relating to the relocation of personnel, equipment and inventory, which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 570 personnel had been terminated as of March 31, 2000. The remaining asset write-down is for one building expected to be sold in 2000. The remaining property exit costs are for one lease, which expires in 2002, which is expected to be sub-leased or exited by the end of 2000.

     The following table summarizes the costs associated with the restructuring program (in thousands):

                                                                           ASSET       SEVERANCE &      PROPERTY
                                                                        WRITE-DOWNS   RELATED COSTS    EXIT COSTS       TOTAL
                                                                        -----------   -------------    ----------       -----
         Initial reserve                                                 $ 11,699        $ 2,907        $ 1,355       $ 15,961
         Utilized in 1998                                                 (10,104)          (523)           (81)       (10,708)
                                                                         --------        -------        -------       --------
         Balance 12/31/98                                                   1,595          2,384          1,274          5,253
         Utilized in 1999                                                    (591)        (1,608)        (1,011)        (3,210)
         Transferred                                                           19           (418)           399              -
                                                                         --------        -------        -------       --------
         Balance 12/31/99                                                   1,023            358            662          2,043
         Utilized in 2000                                                     (33)          (358)          (224)          (615)
                                                                         --------        -------        -------       --------
         Balance 3/31/00                                                 $    990        $     -        $   438       $  1,428
                                                                         ========        =======        =======       ========

5.   COMMITMENT AND CONTINGENCIES

     In July 1999, the Company and certain of its subsidiaries ("Originators") entered into an agreement to sell, on a revolving basis, trade receivables to a wholly-owned subsidiary, Mail-Well Trade Receivables Corp. ("MTRC"). MTRC was capitalized by the Company as a bankruptcy-remote special purpose entity that is subject to certain covenants and restrictions, including a restriction from engaging in any business or activity unrelated to acquiring and selling interests in receivables. New receivables, except those failing certain eligibility criteria, are sold to MTRC on a daily basis as previously sold accounts receivables are collected. MTRC, in turn, sells an undivided variable percentage interest in the pool of receivables, up to a maximum of $75 million (reduced from $150 million at December 31, 1999), to a multi-seller receivables securitization company, for which there are no repurchase agreements. The Company maintains a subordinated interest in the portion of the pooled receivables, which are not transferred to the securitization company.

     The Company's securitization is accounted for as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Therefore, the Company's accounts receivable have been reduced by the amount of receivables sold to MTRC and the retained interest in the pool of receivables has been reported as an investment available for sale, recorded at its estimated fair value. An allowance for doubtful accounts is also maintained for both receivables not included in the pool and for its retained interest in the pool. As of March 31, 2000, the Company had sold $138.2 million of accounts receivable to MTRC and MTRC had sold beneficial interests totaling $50.0 million to the securitization company.

     The Company is involved in various lawsuits incidental to its businesses. In management's opinion, it is not probable that an adverse determination against the Company relating to these suits would occur that would be material to the consolidated financial statements.

6.   SEGMENT INFORMATION

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Chief Operating Officer in assessing performance and deciding how to allocate resources. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead, interest (income) expense, amortization expense, gains and losses on disposal of assets or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line and consist of Commercial Printing, Envelope, Label, Printed Office Products, and Extrusion Coating & Laminating. ABP segments were included in Mail-Well's segments as follows: Curtis 1000 is included in Printed Office Products; International Envelope, Envelope; Discount Labels, Printed Office Products; and Jen-Coat, Extrusion Coating & Laminating.

     Two locations were reclassified from Envelope to Commercial
Printing and Printed Office Products, respectively, since the 1999 Form 10-K. Segment information for all periods has been restated to reflect these changes. Segment information as of the three months ended March 31, 2000 and 1999 is presented below:

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                    2000                    1999
                                                                    ----                    ----
NET SALES TO EXTERNAL CUSTOMERS:
      Commercial Printing                                        $  223,400              $  186,078
      Envelope                                                      202,353                 194,523
      Printed Office Products                                        69,619                  34,949
      Label                                                          54,270                  24,867
      Extrusion Coating & Laminating                                 18,396                       -
                                                                 ----------              ----------
Total                                                            $  568,038              $  440,417
                                                                 ==========              ==========

OPERATING INCOME (LOSS):
      Commercial Printing                                        $   17,693              $   14,426
      Envelope                                                       22,142                  24,402
      Printed Office Products                                         8,400                   2,959
      Label                                                           3,344                   1,681
      Extrusion Coating & Laminating                                  2,259                       -
      Corporate                                                      (6,166)                 (5,840)
                                                                 ----------              ----------
Total                                                            $   47,672              $   37,628
                                                                 ==========              ==========

DEPRECIATION AND AMORTIZATION:
      Commercial Printing                                        $    6,495              $    5,164
      Envelope                                                        4,622                   3,696
      Printed Office Products                                         1,372                     543
      Label                                                           1,939                   1,123
      Extrusion Coating & Laminating                                    364                       -
      Corporate                                                       3,163                   1,676
                                                                 ----------              ----------
Total                                                            $   17,955              $   12,202
                                                                 ==========              ==========

IDENTIFIABLE ASSETS:
      Commercial Printing                                        $  686,545              $  637,013
      Envelope                                                      578,577                 530,733
      Printed Office Products                                       255,059                 124,394
      Label                                                         222,649                 218,023
      Extrusion Coating & Laminating                                165,294                       -
      Corporate                                                      (4,152)               (166,122)
                                                                 ----------              ----------
Total assets                                                     $1,903,972              $1,344,041
                                                                 ==========              ==========

     Intercompany sales by segment include $1,669,000, $1,627,000, $409,000, $1,033,000 and $216,000 for Commercial Printing, Envelope, Label, Printed Office Products & Extrusion Coating & Laminating, respectively. These amounts have been eliminated in consolidation.

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In December 1998, MWI ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, issued $300.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes ("Senior Notes") due in 2008. The Senior Notes are guaranteed by the majority of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

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

                                          CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                   Quarter Ended March 31, 2000
                                                          (in thousands)

                                                                            Combined       Combined
                                               Parent                       Guarantor    Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------       ------      ------------   ------------   ------------   ------------

NET SALES                                      $     -       $115,698       $322,991       $129,349       $      -       $568,038

COST OF SALES                                        -         92,122        248,123         94,429              -        434,674
                                               -------       --------       --------       --------       --------       --------

GROSS PROFIT                                         -         23,576         74,868         34,920              -        133,364

OTHER OPERATING COSTS                               42         16,885         49,147         19,618              -         85,692
                                               -------       --------       --------       --------       --------       --------

OPERATING INCOME (LOSS)                            (42)         6,691         25,721         15,302              -         47,672

OTHER (INCOME) EXPENSE
Interest expense                                 2,116         18,125          7,088            344         (7,571)        20,102
Other (income) expense                          (2,212)        (5,604)           (28)           154          7,571           (119)
                                               -------       --------       --------       --------       --------       --------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES AND
   EXTRAORDINARY ITEM                               54         (5,830)        18,661         14,804              -         27,689

PROVISION (BENEFIT) FOR
   INCOME TAXES                                      -         (2,390)         7,673          6,070              -         11,353
                                               -------       --------       --------       --------       --------       --------

INCOME (LOSS) BEFORE EQUITY
   IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES AND
   EXTRAORDINARY ITEM                               54         (3,440)        10,988          8,734              -         16,336

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                     15,891         19,722          4,159              -        (39,772)             -
                                               -------       --------       --------       --------       --------       --------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                           15,945         16,282         15,147          8,734        (39,772)        16,336

EXTRAORDINARY ITEM                               1,838           (391)             -              -              -          1,447
                                               -------       --------       --------       --------       --------       --------

NET INCOME                                     $17,783       $ 15,891       $ 15,147       $  8,734       $(39,772)      $ 17,783
                                               =======       ========       ========       ========       ========       ========

                                         CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                  Quarter Ended March 31, 1999
                                                         (in thousands)


                                                                         Combined       Combined
                                             Parent                     Guarantor     Nonguarantor
                                           Guarantor       Issuer      Subsidiaries   Subsidiaries       Elim.      Consolidated
                                           ---------       ------      ------------   ------------       -----      ------------
NET SALES                                   $     -       $101,195       $290,520        $48,702       $      -       $440,417

COST OF SALES                                     -         79,883        225,839         36,081              -        341,803
                                            -------       --------       --------        -------       --------       --------

GROSS PROFIT                                      -         21,312         64,681         12,621              -         98,614

OTHER OPERATING COSTS                            68         15,984         39,413          5,521              -         60,986
                                            -------       --------       --------        -------       --------       --------

OPERATING INCOME (LOSS)                         (68)         5,328         25,268          7,100              -         37,628

OTHER (INCOME) EXPENSE
Interest expense                              2,135         10,606            486          1,752         (2,212)        12,767
Other (income) expense                       (2,217)           302             13            118          2,212           (176)
                                            -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES                                  14         (4,976)        24,769          5,230              -         25,037

PROVISION (BENEFIT) FOR
   INCOME TAXES                                   -         (2,040)        10,240          2,065              -         10,265
                                            -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE EQUITY
   IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES                               14         (2,936)        14,529          3,165              -         14,772

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                  14,758         17,694          3,165              -        (35,617)             -
                                            -------       --------       --------        -------       --------       --------

NET INCOME                                  $14,772       $ 14,758       $ 17,694        $ 3,165       $(35,617)      $ 14,772
                                            =======       ========       ========        =======       ========       ========

                                      CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                          March 31, 2000
                                                          (in thousands)

                                                                            Combined       Combined
                                               Parent                       Guarantor    Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------       ------      ------------   ------------   ------------   ------------

CURRENT ASSETS
Cash and cash equivalents                      $      -     $   23,030      $(15,593)      $  3,263      $         -    $   10,700
Receivables, net                                      -          4,408       125,468         96,139                -       226,015
Investment in accounts receivable
   Securitization                                     -              -             -         87,541                -        87,541
Accounts receivable - other                           -         10,729         6,862          2,312                -        19,903
Inventories, net                                      -         49,697        86,582         56,413                -       192,692
Note receivable from Issuer                     147,436              -             -              -         (147,436)            -
Other current assets                                308         34,546         7,224          5,423          (10,506)       36,995
                                               --------     ----------      --------       --------      -----------    ----------
   Total current assets                         147,744        122,410       210,543        251,091         (157,942)      573,846

INVESTMENT IN SUBSIDIARIES                      392,457        976,133        51,161              -       (1,419,751)            -
PROPERTY, PLANT AND
   EQUIPMENT, NET                                     -        133,149       324,201        164,502                -       621,852
GOODWILL, NET                                         -         48,656       324,469        271,104                -       644,229
NOTES RECEIVABLE FROM
   SUBSIDIARIES                                       -        245,000             -              -         (245,000)            -
OTHER ASSETS, NET                                 2,703         49,550        21,958         31,334          (41,500)       64,045
                                               --------     ----------      --------       --------      -----------    ----------
TOTAL                                          $542,904     $1,574,898      $932,332       $718,031      $(1,864,193)   $1,903,972
                                               ========     ==========      ========       ========      ===========    ==========
CURRENT LIABILITIES
Accounts payable                               $      -     $   28,430      $ 86,132       $ 45,625      $         -    $  160,187
Accrued compensation and vacation                     -         10,660        30,162         15,764                -        56,586
Other current liabilities                        11,500         (6,572)      (39,996)       125,234          (10,506)       79,660
Note payable to Parent                                -        147,436             -              -         (147,436)            -
Current portion of long-term debt
   and capital leases                                 -         21,578         4,001          9,361                -        34,940
                                               --------     ----------      --------       --------      -----------    ----------
   Total current liabilities                     11,500        201,532        80,299        195,984         (157,942)      331,373

LONG-TERM DEBT AND
   CAPITAL LEASES                               139,063        910,460         5,017         31,133                -     1,085,673
NOTES PAYABLE TO ISSUER                               -              -       245,000              -         (245,000)            -
DEFERRED INCOME TAXES                                 -         67,917             -         11,109          (21,508)       57,518
OTHER LONG-TERM
   LIABILITIES                                        -          2,532        24,395         30,132          (19,992)       37,067
                                               --------     ----------      --------       --------      -----------    ----------
   Total liabilities                            150,563      1,182,441       354,711        268,358         (444,442)    1,511,631

SHAREHOLDERS' EQUITY                            392,341        392,457       577,621        449,673       (1,419,751)      392,341
                                               --------     ----------      --------       --------      -----------    ----------
TOTAL                                          $542,904     $1,574,898      $932,332       $718,031      $(1,864,193)   $1,903,972
                                               ========     ==========      ========       ========      ===========    ==========

                                    CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                       December 31, 1999
                                                        (in thousands)


                                                                         Combined       Combined
                                             Parent                     Guarantor     Nonguarantor
                                           Guarantor      Issuer       Subsidiaries   Subsidiaries     Elim.       Consolidated
                                           ---------      ------       ------------   ------------     -----       ------------
CURRENT ASSETS
Cash and cash equivalents                  $      -     $   27,667       $(28,003)      $  3,954    $         -     $    3,618

Receivables, net                                  -             87         35,860         49,097              -         85,044
Investment in accounts receivable
   Securitization                                 -              -              -         54,396              -         54,396
Accounts receivable - other                       -          8,572         10,004          2,188              -         20,764
Inventories, net                                  -         36,337         82,277         26,142              -        144,756
Note receivable from Issuer                 147,436              -              -              -       (147,436)             -
Other current assets                            345         24,247          3,597          4,348         (6,986)        25,551
                                           --------     ----------       --------       --------    -----------     ----------
   Total current assets                     147,781         96,910        103,735        140,125       (154,422)       334,129

INVESTMENT IN SUBSIDIARIES                  377,318        663,928         48,574              -     (1,089,820)             -
PROPERTY, PLANT AND
   EQUIPMENT, NET                                 -        104,938        323,180        104,038              -        532,156
GOODWILL, NET                                     -         45,460        279,252        128,771              -        453,483
NOTE RECEIVABLE FROM
   SUBSIDIARIES                                   -        245,000              -              -       (245,000)             -
OTHER ASSETS, NET                             2,943         32,517          3,851          8,432        (23,470)        24,273
                                           --------     ----------       --------       --------    -----------     ----------
TOTAL                                      $528,042     $1,188,753       $758,592       $381,366    $(1,512,712)    $1,344,041
                                           ========     ==========       ========       ========    ===========     ==========

CURRENT LIABILITIES
Accounts payable                           $      -     $   19,499       $ 79,447       $ 23,794    $         -     $  122,740
Accrued compensation and vacation                 -          8,388         32,638          9,016              -         50,042
Other current liabilities                       682         99,317       (163,815)       123,801         (6,986)        52,999
Note payable to Parent                            -        147,436              -              -       (147,436)             -
Current portion of long-term debt
   And capital leases                             -            674          4,652          8,563              -         13,889
                                           --------     ----------       --------       --------    -----------     ----------
   Total current liabilities                    682        275,314        (47,078)       165,174       (154,422)       239,670

LONG-TERM DEBT AND
   CAPITAL LEASES                           152,050        472,180          6,690         22,170              -        653,090
NOTE PAYABLE TO ISSUER                            -              -        245,000              -       (245,000)             -
DEFERRED INCOME TAXES                             -         57,881              -          9,709         (3,478)        64,112
OTHER LONG-TERM
   LIABILITIES                                    -          2,560         25,160            623        (19,992)         8,351
                                           --------     ----------       --------       --------    -----------     ----------
   Total liabilities                        152,732        807,935        229,772        197,676       (422,892)       965,223
MINORITY INTEREST                                 -          3,500              -              8              -          3,508
SHAREHOLDERS' EQUITY                        375,310        377,318        528,820        183,682     (1,089,820)       375,310
                                           --------     ----------       --------       --------    -----------     ----------
TOTAL                                      $528,042     $1,188,753       $758,592       $381,366    $(1,512,712)    $1,344,041
                                           ========     ==========       ========       ========    ===========     ==========

                                          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                Three-months ended March 31, 2000
                                                          (in thousands)

                                                                            Combined       Combined
                                               Parent                       Guarantor    Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries    Elimination   Consolidated
                                              ---------       ------      ------------   ------------    -----------   ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES                        $(2,994)     $ (11,923)      $ 49,296      $ (23,971)      $       -     $  10,408
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of
         cash acquired                               -              -        (10,646)      (291,054)              -      (301,700)
      Capital expenditures                           -         (2,764)       (16,685)        (2,063)              -       (21,512)
      Investment in marketable
         securities, net                             -           (100)             -        (12,145)              -       (12,245)
      Investment in subsidiaries                  (110)      (336,796)             -              -         336,906             -
      Other investing activities                12,992        (63,140)        48,072        101,127         (98,500)          551
                                               -------      ---------       --------      ---------       ---------     ---------
         Net cash used in investing
            activities                          12,882       (402,800)        20,741       (204,135)        238,406      (334,906)
CASH FLOWS FROM FINANCING ACTIVITIES
      Changes due to accounts receivable
         securitization, net                         -        (31,572)       (66,928)       (98,500)         98,500       (98,500)
      Net proceeds from common stock
         issuance                                  110              -              -              -               -           110
      Proceeds from long-term debt                   -        841,000              -           2,415              -       843,415
      Repayments of long-term debt and
         capital lease obligations              (9,998)      (382,121)        (1,337)        (2,652)              -      (396,108)
      Debt issuance costs                            -        (13,831)             -              -               -       (13,831)
      Investment by parent                           -            110         10,638        326,158        (336,906)            -
      Other financing activities                     -         (3,500)             -              -               -        (3,500)
                                               -------      ---------       --------      ---------       ---------     ---------
         Net cash provided by
            financing activities                (9,888)       410,086        (57,627)       227,421        (238,406)      331,586
EFFECT OF EXCHANGE RATE CHANGES ON CASH              -              -              -             (6)              -            (6)
                                               -------      ---------       --------      ---------       ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS              -         (4,637)        12,410           (691)              -         7,082
BALANCE AT BEGINNING OF YEAR                         -         27,667        (28,003)         3,954               -         3,618
                                               -------      ---------       --------      ---------       ---------     ---------
BALANCE AT END OF YEAR                         $     -      $  23,030       $(15,593)     $   3,263       $       -     $  10,700
                                               =======      =========       ========      =========       =========     =========

                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                 Quarter ended March 31, 1999
                                                        (in thousands)

                                                                                        Combined       Combined
                                                             Parent                     Guarantor     Nonguarantor
                                                           Guarantor      Issuer      Subsidiaries    Subsidiaries  Consolidated
                                                           ---------      ------      ------------    ------------  ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES                                     $    -       $ 33,715       $ 21,620        $(2,154)      $ 53,181
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of cash acquired                    -           (117)       (46,374)             -        (46,491)
      Equity investment                                          -        (22,726)             -              -        (22,726)
      Capital expenditures                                       -         (2,661)       (18,433)          (813)       (21,907)
      Other investing activities                              (124)             -            981             59            916
                                                            ------       --------       --------        -------       --------
         Net cash used in investing activities                (124)       (25,504)       (63,826)          (754)       (90,208)
                                                            ------       --------       --------        -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Changes due to accounts receivable securitization,
         net                                                     -         10,923         21,520              -         32,443
      Net proceeds from common stock issuance                  124              -              -              -            124
      Proceeds from long-term debt                               -         93,000              -          8,376        101,376
      Repayments of long-term debt and capital lease
         obligations                                             -        (89,009)          (837)        (6,659)       (96,505)
      Investment by parent                                       -           (558)             -              -           (558)
                                                            ------       --------       --------        -------       --------
         Net cash provided by financing activities             124         14,356         20,683          1,717         36,880
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          -              -              -          1,073          1,073
                                                            ------       --------       --------        -------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          -         22,567        (21,523)          (118)           926
                                                            ------       --------       --------        -------       --------
BALANACE AT BEGINNING OF YEAR                                    -          6,952         (7,311)         1,734          1,375
                                                            ------       --------       --------        -------       --------
BALANCE AT END OF YEAR                                      $    -       $ 29,519       $(28,834)       $ 1,616       $  2,301
                                                            ======       ========       ========        =======       ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following should be read in conjunction with the consolidated historical financial statements and related notes of Mail-Well, Inc. and its subsidiaries (the "Company") included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the following:

     * paper and other raw material costs and the ability to pass through paper costs to customers
     *    general labor conditions
     *    ability to obtain productivity savings
     *    postage rates and other changes in the direct mail industry
     *    competition from electronic media, including the internet
     *    demand for printed materials
     *    interest rates and foreign currency exchange rates
     *    ability to obtain additional financing
     * availability of acquisition opportunities and their related costs
     * ability to achieve cost savings from integration of acquisitions

This entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the company's business.

OVERVIEW, HISTORICAL FINANCIAL DATA BY SEGMENT (IN THOUSANDS)

     The following table presents historical financial data by segment, including acquisitions from their purchase dates.

                                            QUARTER ENDED MARCH 31,
                                            -----------------------
                                             2000              1999
                                             ----              ----
Net sales
   Commercial Printing                     $223,400          $186,078
   Envelope                                 202,353           194,523
   Printed Office Products                   69,619            34,949
   Label                                     54,270            24,867
   Extrusion Coating & Laminating            18,396                 -
                                           --------          --------
Total net sales                            $568,038          $440,417
                                           ========          ========
Operating income
   Commercial Printing                     $ 17,693          $ 14,426
   Envelope                                  22,142            24,402
   Printed Office Products                    8,400             2,959
   Label                                      3,344             1,681
   Extrusion Coating & Laminating             2,259                 -
   Corporate                                 (6,166)           (5,840)
                                           --------          --------
Total operating income                       47,672            37,628
Interest expense                            (20,102)          (12,767)
Other income (expense)                          119               176
Income tax expense                          (11,353)          (10,265)
                                           --------          --------
Net income before extraordinary item       $ 16,336          $ 14,772
                                           ========          ========

     Net sales for the quarter ended March 31, 2000 increased 29.0% to $568.0 million compared to net sales of $440.4 million for the quarter ended March 31, 1999. This increase in net sales was attributable to sales from companies acquired during 2000, a full quarter of sales from companies acquired during 1999 and internal growth in Commercial Printing and Label offset by a decline in volume within the Envelope segment. Gross profit of $133.4 million for the quarter ended March 31, 2000 represents a 35.2% increase over the quarter ended March 31, 1999. Expressed as a percent of net sales, gross profit increased by 110 basis points to 23.5% for the quarter ended March 31, 2000 compared to 22.4% for the quarter ended March 31, 1999. The increase is primarily due to the acquisition of companies with higher than Mail-Well's average gross profit percentages, productivity improvements, the impact of purchasing programs and benefits from restructuring initiatives. These factors were offset in part by unfavorable product mix changes and pricing pressures in the Envelope segment. Expressed as a percent of net sales, selling, administrative and other expense increased to 15.1% for the quarter ended March 31, 2000 from 13.8% in quarter ended March 31, 1999. The increase was mainly due to increased amortization expense and the impact of acquisitions. Operating income increased 26.7% from the quarter ended March 31, 1999.

     Net income before extraordinary item for the quarter ended March 31, 2000 increased 10.6% to $16.3 million from $14.8 million in the first quarter of the prior year. Earnings per diluted share before extraordinary item increased 10.7% to $0.31 in the quarter ended March 31, 2000 from $0.28 in 1999.

RESULTS OF OPERATIONS FOR SIGNIFICANT BUSINESS SEGMENTS

Commercial Printing
-------------------

Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31,
1999

     Net sales--Net sales increased by $37.3 million (20.1%) for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, primarily due to a volume increase of approximately 4% and the balance due to acquisitions in 1999 and 2000.

     Operating income--The majority of the increase in operating income from $14.4 million to $17.7 million in the quarter ended March 31, 2000 was due to acquisitions in 1999 and 2000. Total cost of sales, as a percent of sales, decreased from 78.0% for the quarter ended March 31, 1999 to 77.4% for the quarter ended March 31, 2000. This decrease was primarily due to the impact of the benefits from new acquisitions adopting our corporate purchasing programs, offset by general cost increases and product mix.

Envelope
--------

Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31,
1999

     Net sales--Net sales increased by $7.8 million (4.0%) for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. This increase in net sales was attributable to sales from a company acquired during 2000, a full quarter of sales from a company acquired during 1999, offset by a slowdown in the sweepstakes and direct mail markets.

     Operating income--The majority of the decrease in operating income from $24.4 million to $22.1 million in the quarter ended March 31, 2000 versus the quarter ended March 31, 1999 was due to the reduction in volumes, product mix changes and general pricing pressures. Total cost of sales, as a percent of sales, increased from 75.9% for the quarter ended March 31, 1999 to 77.9% for the quarter ended March 31, 2000. The increase was due to product mix changes and pricing pressures offset by the benefits of the Company's restructuring plan.

Printed Office Products
-----------------------

Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31,
1999

     Net sales--Net sales increased by $34.7 million (99.2%) for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. This increase in net sales was attributable to sales from a company acquired during 2000 and a full quarter of sales from companies acquired during 1999.

     Operating income--The majority of the increase in operating income from $3.0 million to $8.4 million in the quarter ended March 31, 2000 was due to acquisitions in 1999 and 2000, productivity improvements and changes in product mix. Total cost of sales, as a percent of sales, decreased from 82.8% for the quarter ended March 31, 1999 to 69.4% for the quarter ended March 31, 2000. Total cost of sales, as a percent of sales, was 81.2% for the quarter ended March 31, 2000 excluding acquisitions from 1999 and 2000. The decrease was due to lower material costs through aggressive management of our main supplier agreement and effects of a new waste reduction program.

Corporate
---------

     Certain major production equipment is accounted for as an operating lease on a consolidated basis while treated as a purchase on a segment level. The Company classifies the excess of the operating lease expense over depreciation as a corporate expense in analyzing segment operations. The Company does not include the amortization of intangibles recorded in acquisitions in segment results but rather includes it on a corporate basis. In addition, corporate expenses include corporate administrative expense, loss (gain) on disposal of assets and a reduction of cost of sales from certain supplier rebate programs not allocated to segments.

     Corporate expenses for the quarter ended March 31, 2000 increased $0.3 million compared to 1999 as a result of increases in amortization expense offset by an increase in corporate retained rebates.
Amortization expense increased as a result of the acquisitions made in 1999 and 2000.

Interest expense
----------------

     Interest expense, including accounts receivable securitization discount, for the quarter ended March 31, 2000 increased $7.3 million compared to the quarter ended March 31, 1999. The increase occurred as a result of higher average bank debt balances, primarily due to acquisitions, and an increase in the weighted-average borrowing rate due to the refinancing of certain bank facilities. The Company continued to participate in its accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $75.0 million until July 2004. At March 31, 2000 and 1999, $50.0 million and $85.0 million, respectively, had been sold under this agreement. The receivables were sold at a discount slightly above the prevailing commercial paper rate, plus certain other fees.

Income tax expense
------------------

     The effective tax rate for the quarters ended March 31, 2000 and 1999 was 41%. The effective tax rate was higher than the federal statutory rates due to state and provincial income taxes and certain goodwill amortization that is not tax deductible. See Note 9 of the Notes to Consolidated Financial Statements included in the Company's 1999 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flow
--------------------

     Net cash flow provided by operating activities was $10.4 million and $53.2 million for the three-months ended March 31, 2000 and 1999, respectively. The change in cash flow provided by operating activities is due to the increase in working capital. The largest contributors to the increase in working capital are accounts receivable and inventory. Accounts receivable has increased mostly in the Commercial Printing segment because of high sales in the quarter ended March 31, 2000 compared to the prior year. Inventory increased mostly in the Envelope segment due to a build-up of inventory as sales decreased from the quarter ended March 31, 1999. Acquisitions required cash payments of $301.7 million and $46.5 million for the three-months ended March 31, 2000 and 1999, respectively. Other investing activities, excluding investment in marketable securities, were $21.0 million for each of the three-months ended March 31, 2000 and 1999. The investment in marketable securities of $12.2 million in the three-months ended March 31, 2000 resulted from funding of supplemental retirement benefits of certain employees or former employees of American Business Products, Inc. Net cash flow from financing activities was $331.6 and $36.9 for the three-months ended March 31, 2000 and 1999, respectively. See footnote 3 of the financial statements contained in
Item 1 for explanation of the 2000 financing activities.

     At March 31, 2000, the Company had approximately $200.0 million of available credit under its various credit facilities.

Foreign Currency
----------------

     The Company's foreign currency exposure primarily relates to its Canadian operations. Net sales provided by the Canadian operations for the three-months ended March 31, 2000 and 1999 was USD $51.3 million and USD $49.3 million, respectively. The impact of the change in Canadian Dollar exchange rates was immaterial.

Seasonality and Environment
---------------------------

     As the Company expands its operations into more commercial printing and labels segments, it has become more impacted by seasonality. Management expects the first and third quarter to report higher sales for the Commercial Printing segment because of annual report and car brochure business. In addition, the third quarter is traditionally the strongest for the Label segment.

     The effects of environmental matters had no material financial impact on the historical operations of the Company and are not expected to have a material effect on the Company's liquidity and capital resources going forward.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (USD$21,823,000 at March 31, 2000) and the interest rate risk for the investment in accounts receivable securitization ($87,541,000 at March 31, 2000) are not considered to be significant since the difference between the fair values and carrying values are not material to the company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements include rates variable with LIBOR. As of March 31, 2000, $631 million of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates.

     If LIBOR were to increase 1% from the rate at March 31, 2000 and the Company borrowed the maximum amount available under its variable rate debt ($810.0 million), the Company's annual interest expense would increase by $8.1 million, and annual income after income taxes would decrease by approximately $5.0 million using a marginal income tax rate of 38.5%. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     See Item 7A of the Company's 1999 Form 10-K for quantitative and qualitative disclosures about market risk related to fixed rate long-term debt. No significant changes in market risk have occurred since that filing.


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

3(i)        Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)       Bylaws of the Company - incorporated by reference from
               Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1.1       Form of Certificate representing the Common Stock, par value
               $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment
               No. 1 to Form S-3 dated October 29, 1997 (Reg. No.
               333-35561).
4.1.2       Form of Indenture between the Company and The Bank of New
               York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from Exhibit 4.2 to the Company's Amendment
               No. 2 to Form S-3 dated November 10, 1997 (Reg. No.
               333-36337).
4.1.3       Form of Supplemental Indenture between the Company and The
               Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note--incorporated by reference from Exhibit 4.5 to the Company's Amendment
               No. 2 to Form S-3 dated November 10, 1997 (Reg. No.
               333-36337).
4.2         Indenture dated as of December 16, 1998 between Mail-Well I
               Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5         Form of Senior Subordinated Note.  Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1        Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2        Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3        Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from
               Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4        Form of M-W Corp. 401(k) Savings Retirement Plan -
               incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5        Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
               1997 - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.6        Form of 1994  Incentive Stock Option Agreement -
               incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March
               25, 1994.
10.7        Form of the Company Nonqualified Stock Option Agreement -
               incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March
               25, 1994.
10.8        Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan --
               incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.9        1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10       Mail-Well, Inc. 1998 Incentive Stock Option Plan--
               incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11       Form of 1998 Incentive Stock Option Agreement-- incorporated by reference from Exhibit 10.59 to the Company's
               Quarterly report on Form 10-Q for the quarter ended March
               31, 1998.
10.12       Credit Agreement dated as of March 16, 1998 among Supremex
               Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto -- incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.13       Participation Agreement dated as of December 15, 1997 among
               Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.14       Equipment Lease dated as of December 15, 1997 among Mail-Well I
               Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15       Guaranty Agreement dated as of December 15, 1997 among
               Mail-Well, Inc., Graphic Arts Center, Inc., Griffin
               Envelope Inc., Murray Envelope Corporation, Shepard
               Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16       Receivables Purchase Agreement dated as of July 1, 1999
               among Mail-Well Trade Receivables Corporation, as Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National
               Trust and Savings Association, as Administrator; and
               First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
10.17       Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1999
10.18       Servicing Agreement dated as of July 1, 1999 by and among
               Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.19       Merger Agreement and Plan of Merger by and among American
               Business Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000-- incorporated by reference from Exhibit (c) (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the commission on January 21, 2000.
10.20       Change of Control Agreement dated November 15, 1999, between the Company and Gerald F. Mahoney--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21       Change of Control Agreement dated November 15, 1999, between the Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.22       Change of Control Agreement dated November 15, 1999, between the Company and Gary Ritondaro--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.23       Change of Control Agreement dated November 15, 1999, between the Company and Robert Meyer--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.24       Change of Control Agreement dated November 15, 1999, between the Company and Michael A. Zawalski--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.25<F*>   Credit Agreement dated as of February 18, 2000 among
               Mail-Well I Corporation, Bank of American, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto.
10.26<F*>   Security Agreement dated as of February 18, 2000, by and
               among Mail-Well I Corporation, Mail-Well, Inc., certain other affiliates of the Company and Bank of America, N.A., as agent.
27.1<F*>    Financial Data Schedule for three-months ended March 31,
               2000.
27.2<F*>    Financial Data Schedule for three-months ended March 31,
               1999.

[FN]
-------------
<F*> Filed herewith.

               (b) Reports on Form 8-K

     A report on Form 8-K was filed on February 23, 2000, announcing the acquisition of American Business Products, Inc. A report on Form 8-K to amend the Form 8-K filed on February 23, 2000 was filed on May 5, 2000.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAIL-WELL, INC.
                                 (Registrant)


                                 By /s/ Gerald F. Mahoney
                                    ---------------------------
Date: May 12, 2000                  Gerald F. Mahoney
                                      Chairman of the Board/
                                      Chief Executive Officer


                                 By /s/ Gary H. Ritondaro
                                    ---------------------------
Date: May 12, 2000                  Gary H. Ritondaro
                                      Senior Vice President,
                                      Chief Financial Officer