Form 10-Q
period 2000-06-30
MAIL WELL INC
filed 2000-08-09
CIK 920321

========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

        /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000


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

                            Yes  /X/  No  / /

   As of August 1, 2000, the Registrant had 49,274,908 shares of Common Stock, $0.01 par value, outstanding.

========================================================================

                        MAIL-WELL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

----------------------------------------------------------------------------

                                                                       PAGE
Part I -          FINANCIAL INFORMATION

         Item 1.  Financial Statements                                    3
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 22
         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                         27

Part II -         OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Securities
                     Holders                                             28

         Item 6.  Exhibits and Reports on Form 8-K                       28


Signature Page                                                           31

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MAIL-WELL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS)

                                                                JUNE 30, 2000   DECEMBER 31, 1999
                                                                -------------   -----------------
                                                                 (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                     $      738        $    3,618
   Receivables, net                                                 202,700            85,044
   Investment in accounts receivable securitization                  61,403            54,396
   Accounts receivable -- other                                      19,530            20,764
   Inventories, net                                                 179,615           144,756
   Net assets of discontinued operations                            117,500                 -
   Other current assets                                              37,979            25,551
                                                                 ----------        ----------
      Total current assets                                          619,465           334,129
PROPERTY, PLANT AND EQUIPMENT, NET                                  596,605           532,156
GOODWILL, NET                                                       587,817           453,483
OTHER ASSETS, NET                                                    43,745            24,273
                                                                 ----------        ----------
TOTAL                                                            $1,847,632        $1,344,041
                                                                 ==========        ==========


CURRENT LIABILITIES
   Accounts payable                                              $  149,788        $  122,740
   Accrued compensation and vacation                                 52,976            50,042
   Other current liabilities                                         62,819            52,999
   Current portion of long-term debt and capital leases              44,355            13,889
                                                                 ----------        ----------
      Total current liabilities                                     309,938           239,670
LONG-TERM DEBT AND CAPITAL LEASES                                 1,050,272           653,090
DEFERRED INCOME TAXES                                                59,417            64,112
OTHER LONG-TERM LIABILITIES                                          27,960             8,351
                                                                 ----------        ----------
      Total liabilities                                           1,447,587           965,223

MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY                       -             3,508

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 25,000 shares authorized,
      none issued and outstanding                                         -                 -
   Common stock, $0.01 par value; 100,000,000 shares
      authorized, 49,276,934 and 49,215,078 shares issued
      and outstanding, respectively                                     493               492
   Paid-in capital                                                  220,049           219,795
   Retained earnings                                                184,249           155,222
   Accumulated other comprehensive income (loss)                     (4,746)             (199)
                                                                 ----------        ----------
      Total shareholders' equity                                    400,045           375,310
                                                                 ----------        ----------
TOTAL                                                            $1,847,632        $1,344,041
                                                                 ==========        ==========

                 See notes to unaudited consolidated financial statements.

                                            MAIL-WELL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            ------------------            ----------------
                                                                                 JUNE 30,                     JUNE 30,
                                                                                 --------                     --------
                                                                           2000           1999          2000            1999
                                                                           ----           ----          ----            ----

NET SALES                                                                $584,902       $439,046     $1,134,544       $879,463

COST OF SALES                                                             447,799        332,719        867,384        674,522
                                                                         --------       --------     ----------       --------

GROSS PROFIT                                                              137,103        106,327        267,160        204,941

OTHER OPERATING COSTS                                                      96,172         67,410        180,762        128,396

OPERATING INCOME                                                           40,931         38,917         86,398         76,545

OTHER (INCOME) EXPENSE
   Interest expense                                                        23,944         14,049         42,936         26,816
   Other (income) expense                                                    (207)          (528)          (329)          (704)
                                                                         --------       --------     ----------       --------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                     17,194         25,396         43,791         50,433

PROVISION FOR INCOME TAXES                                                  6,336         10,412         17,269         20,677
                                                                         --------       --------     ----------       --------

INCOME FROM CONTINUING OPERATIONS                                          10,858         14,984         26,522         29,756

 INCOME FROM DISCONTINUED OPERATIONS
   (LESS INCOME TAXES OF $243 and $663,
   RESPECTIVELY)                                                              386              -          1,058              -
                                                                         --------       --------     ----------       --------

INCOME BEFORE EXTRAORDINARY ITEM                                           11,244         14,984         27,580         29,756

EXTRAORDINARY ITEM (LESS INCOME
   TAXES OF $907)                                                               -              -          1,447              -
                                                                         --------       --------     ----------       --------

NET INCOME                                                               $ 11,244       $ 14,984     $   29,027       $ 29,756

EARNINGS PER SHARE - BASIC
   CONTINUING OPERATIONS                                                 $   0.22       $   0.31     $     0.54       $   0.61
   DISCONTINUED OPERATIONS                                                   0.01              -           0.02              -
   EXTRAORDINARY ITEM                                                           -              -           0.03              -
   EARNINGS PER SHARE - BASIC                                            $   0.23       $   0.31     $     0.59       $   0.61

EARNINGS PER SHARE - DILUTED
   CONTINUING OPERATIONS                                                 $   0.21       $   0.28     $     0.51       $   0.56
   DISCONTINUED OPERATIONS                                                   0.01              -           0.01              -
   EXTRAORDINARY ITEM                                                           -              -           0.03              -
   EARNINGS PER SHARE - DILUTED                                          $   0.22       $   0.28     $     0.55       $   0.56

WEIGHTED AVERAGE SHARES - BASIC                                            49,273         48,967         49,251         48,915

WEIGHTED AVERAGE SHARES - DILUTED                                          57,116         58,350         57,466         58,300


                                 See notes to unaudited consolidated financial statements.

                                     MAIL-WELL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)
                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                                               JUNE 30,
                                                                                               --------

                                                                                          2000           1999
                                                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $  29,027      $  29,756
   Adjustments to reconcile net income to cash provided by operations
      Depreciation and amortization                                                       41,025         27,298
      Extraordinary item pre-tax                                                          (2,354)             -
      Deferred income taxes                                                                4,661          5,790
      Other                                                                                 (385)         2,317
   Changes in operating assets and liabilities, net of effects of acquired businesses:
      Receivables                                                                         (1,927)         8,932
      Inventories                                                                        (15,915)       (11,797)
      Accounts payable                                                                     4,625          3,412
      All other assets and other liabilities                                             (11,458)         8,942
                                                                                       ---------      ---------
Net cash provided by operating activities                                                 47,299         74,650

      CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition costs, net of cash acquired                                           (327,702)      (162,569)
      Capital expenditures                                                               (43,942)       (39,693)
      Investment in equity securities, net                                               (12,594)             -
      Other investing activities                                                           1,377          1,584
                                                                                       ---------      ---------

Net cash used in investing activities                                                   (382,861)      (200,678)

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes due to accounts receivable securitization, net                                (73,500)        43,222
   Proceeds from common stock issuance                                                       255            703
   Proceeds from long-term debt                                                          940,119        241,805
   Repayments of long-term debt and capital leases                                      (516,482)      (149,504)
   Debt issuance costs                                                                   (14,164)             -
   Other financing activities                                                             (3,500)          (972)
                                                                                       ---------      ---------

Net cash provided by financing activities                                                332,728        135,254

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (46)            (4)
                                                                                       ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (2,880)         9,222

BALANCE AT BEGINNING OF PERIOD                                                             3,618          1,375
                                                                                       ---------      ---------

BALANCE AT END OF PERIOD                                                               $     738      $  10,597
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

                    MAIL-WELL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- Mail-Well, Inc. and subsidiaries (collectively referred to as the "Company") is a market leader in four highly fragmented segments of the printing industry. The Company is a leading commercial printer in the United States and manufactures and prints envelopes in the United States and Canada. The Company is also a printer of office products for the distributor market and labels for the food and beverage industry.

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

     INVENTORIES -- Detail of inventories, in thousands:

                                                    JUNE 30, 2000     DECEMBER 31, 1999
                                                    -------------     -----------------
        Raw materials                                 $ 65,362            $ 55,896
        Work in process                                 40,479              32,020
        Finished goods                                  79,695              61,620
        Provision for obsolescence, loss and other      (5,921)             (4,780)
                                                      --------            --------
                                                      $179,615            $144,756
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

     OTHER COMPREHENSIVE INCOME -- Other comprehensive income includes changes in shareholders' equity that do not result directly from transactions with shareholders. A summary of comprehensive income follows:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  ------------------           ----------------
                                            JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                            -------------  -------------  -------------  -------------
    (in thousands)

     Net income                                $11,244        $14,984        $29,027        $29,756
     Currency translation adjustments, net      (3,775)         3,704         (4,492)         7,231
     Unrealized gain on investments, net            90            184            (55)           218
                                               -------        -------        -------        -------
     Comprehensive income                      $ 7,559        $18,872        $24,480        $37,205
                                               =======        =======        =======        =======

     EARNINGS PER SHARE -- The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations.

                                                                       INCOME         SHARES         PER-SHARE
                                                                     (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                                     -----------   -------------     ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     FOR THE THREE MONTHS ENDED JUNE 30, 2000
        EARNINGS PER SHARE - BASIC
        Income available to common shareholders                        $11,244         49,273          $0.23
                                                                                                       =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                                                        -            524
        Convertible Subordinated Notes                                   1,214          7,319
                                                                       -------         ------
        EARNINGS PER SHARE - DILUTED
        Income available to common shareholders including
           assumed conversions                                         $12,458         57,116          $0.22
                                                                       =======         ======          =====
     FOR THE THREE MONTHS ENDED JUNE 30, 1999
        EARNINGS PER SHARE - BASIC
        Income available to common shareholders                        $14,984         48,967          $0.31
                                                                                                       =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                                                        -          1,160
        Convertible Subordinated Notes                                   1,313          8,003
        Other                                                                -            220
                                                                       -------         ------
        EARNINGS PER SHARE - DILUTED
        Income available to common shareholders including
           assumed conversions                                         $16,297         58,350          $0.28
                                                                       =======         ======          =====

     FOR THE SIX MONTHS ENDED JUNE 30, 2000
        EARNINGS PER SHARE - BASIC
        Income available to common shareholders                        $29,027         49,251          $0.59
                                                                                                       =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                                                        -            566
        Convertible Subordinated Notes                                   2,524          7,602
        Other                                                                -             47
                                                                       -------         ------
        EARNINGS PER SHARE - DILUTED
        Income available to common shareholders including
           assumed conversions                                         $31,551         57,466          $0.55
                                                                       =======         ======          =====

     FOR THE SIX MONTHS ENDED JUNE 30, 1999
        EARNINGS PER SHARE - BASIC
        Income available to common shareholders                        $29,756         48,915          $0.61
                                                                                                       =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                                                        -          1,162
        Convertible Subordinated Notes                                   2,626          8,003
        Other                                                                -            220
                                                                       -------         ------
        EARNINGS PER SHARE - DILUTED
        Income available to common shareholders including
           assumed conversions                                         $32,382         58,300          $0.56
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

     In February 2000, the Company acquired 13,450,588 shares (or 91% outstanding) of the common stock of Atlanta-based American Business Products ("ABP") for $20 per share in a cash tender offer. In the second step of the acquisition, ABP merged with a wholly owned subsidiary of the Company. The total value of the transaction, including the assumption of debt, was approximately $333.6 million. ABP is a premier provider of printed office products and specialty packaging solutions through its Curtis 1000, International Envelope, Discount Labels and Jen-Coat business units. ABP reported 1999 sales of $475.9 million and net income and fully diluted earnings per share from continuing operations of $19.7 million and $1.31, respectively.

     On May 24, 2000 the Company acquired Craftsman Litho, Inc., a commercial printing company located in Waterbury, Connecticut, with approximate annual sales of $12.8 million.

     On June 5, 2000, the Company acquired Strathmore Press, Inc., a commercial printing company located in Cherry Hills, New Jersey, with approximate annual sales of $15.0 million.

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

     The table below presents the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 giving effect to the acquisition of ABP and the $800 million senior secured credit facility (See Note 3) as if they had occurred on January 1, 2000 and January 1, 1999, respectively. The table includes Jen-Coat as a discontinued operation (See Note 7 for further information).

(in thousands, except per share data)                         Three Months ended              Six Months ended
                                                                   June 30                         June 30
                                                           -----------------------       ---------------------------
                                                             2000           1999            2000            1999
                                                             ----           ----            ----            ----
Net sales                                                  $584,902       $521,121       $1,176,096       $1,043,634
Income from continuing operations                          $ 17,194       $ 15,230       $   26,159       $   31,410
Net income                                                 $ 11,244       $ 16,342       $   29,197       $   32,686
Income from continuing operations per share:
     Basic                                                 $   0.22       $   0.33       $     0.53       $     0.64
     Diluted                                               $   0.21       $   0.30       $     0.50       $     0.58
Net income per share:
     Basic                                                 $   0.23       $   0.33       $     0.59       $     0.67
     Diluted                                               $   0.22       $   0.30       $     0.55       $     0.61

3.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt consists of the following (in thousands):


                                                                    INTEREST RATE AT
                                                                     JUNE 30, 2000     JUNE 30, 2000    DECEMBER 31, 1999
                                                                    ----------------   -------------    -----------------
          Bank Borrowings:
             Unsecured loan, due June 9, 2003                             6.88%         $   18,622           $ 21,876
             Unsecured revolving loan facility, due
                March 31, 2003                                                                   -            172,000
             Unsecured revolving loan facility, due
                July 31, 2000                                             6.43%              1,690                242
             Secured revolving line of credit, due
                February 22, 2006                                         8.88%             64,000                  -
             Secured Tranche A term loan, due
                February 22, 2006                                         8.88%            293,750                  -
             Secured Tranche B term loan, due
                February 22, 2007                                         9.13%            249,375                  -
          Senior Subordinated Notes, due 2008                             8.75%            300,000            300,000
          Convertible Subordinated Notes, due 2002                        5.00%            139,063            152,050
          Other                                                         Various             28,127             20,811
                                                                                        ----------           --------
                                                                                         1,094,627            666,979
          Less current maturities                                                          (44,355)           (13,889)
                                                                                        ----------           --------
          Long-term debt and capital leases                                             $1,050,272           $653,090
                                                                                        ==========           ========

     On February 18, 2000, the Company entered into a $800 million senior secured credit facility (the "New Facility"). The proceeds were used to finance the acquisition of ABP, pay related costs and expenses, refinance the unsecured revolving loan facilities, and reduce the amounts drawn under the accounts receivable securitization (see Note 5), with the remainder to provide funds for general corporate purposes. The availability under the unsecured uncommitted revolving loan facility, due July 31, 2001, was reduced from $20 million to $10 million. The unsecured revolving loan facility, due March 31, 2003 was terminated.

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

     The New Facility contains certain financial and other covenants that are customary for credit facilities of its type and size. The New Facility is secured by substantially all tangible and intangible property of U.S. entities, except for the accounts receivable sold under the securitization program and certain property and equipment under lease obligations.

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

     The Company also incurred $499,000 and $998,000 in expenses for the three months and six months ended June 30, 1999, respectively, relating to the relocation of personnel, equipment and inventory, which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 570 personnel had been terminated as of June 30, 2000. The remaining property exit costs are for one lease, which has been exited for a cost of $600,000 plus legal fees in July 2000.

     The following table summarizes the costs associated with the restructuring program (in thousands):

                                                                     ASSET      SEVERANCE &    PROPERTY
                                                                  WRITE-DOWNS  RELATED COSTS  EXIT COSTS       TOTAL
                                                                  -----------  -------------  ----------       -----
          Initial reserve                                           $11,699        $2,907       $1,355        $15,961
          Utilized in 1998                                          (10,104)         (523)         (81)       (10,708)
                                                                    -------        ------       ------        -------
          Balance 12/31/98                                            1,595         2,384        1,274          5,253
          Utilized in 1999                                             (591)       (1,608)      (1,011)        (3,210)
          Transferred                                                    19          (418)         399              -
                                                                    -------        ------       ------        -------
          Balance 12/31/99                                            1,023           358          662          2,043
          Additions in 2000                                               -             -           56             56
          Utilized in 2000                                             (833)         (358)        (298)        (1,489)
          Transferred                                                  (190)            -          190              -
                                                                    -------        ------       ------        -------
          Balance 6/30/00                                           $     -        $    -       $  610        $   610
                                                                    =======        ======       ======        =======

5.   COMMITMENTS AND CONTINGENCIES

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

     The Company's securitization is accounted for as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Therefore, the Company's accounts receivable have been reduced by the amount of receivables sold to MTRC and the retained interest in the pool of receivables has been reported as an investment available for sale, recorded at its estimated fair value. An allowance for doubtful accounts is also maintained for both receivables not included in the pool and for its retained interest in the pool. As of June 30, 2000, the Company had sold $140.0 million of accounts receivable to MTRC and MTRC had sold beneficial interests totaling $75.0 million to the securitization company.

     The Company is involved in various lawsuits incidental to its businesses. In management's opinion, it is not probable that an adverse determination against the Company relating to these suits would occur that would be material to the consolidated financial statements.

6.   SEGMENT INFORMATION

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Chief Operating Officer in assessing performance and deciding how to allocate resources. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead, interest (income) expense, amortization expense, gains and losses on disposal of assets or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line and consist of Commercial Printing, Envelope, Label and Printed Office Products. ABP segments were included in Mail-Well's segments as follows: Curtis 1000 is included in Printed Office Products; International Envelope, Envelope; Label Lynx, Label; and Discount Labels, Printed Office Products.

     The segment information that follows excludes the Jen-Coat operation, which is shown as a discontinued operation in the consolidated statements of operations for the three months and six months periods ended June 30, 2000. See Note 7 for further information.

     Two locations were reclassified from Envelope to Commercial Printing and Printed Office Products, respectively, since the 1999 Form 10-K. Label Lynx was reclassified from Printed Office Products to Label since the March 31, 2000 Form 10-Q. Segment information for all periods has been restated to reflect these changes. Segment information as of and for the three and six months ended June 30, 2000 and 1999 is presented below:

                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                            ---------------------------    -------------------------
                                                                2000           1999           2000            1999
                                                                ----           ----           ----            ----
     NET SALES TO EXTERNAL CUSTOMERS:
        Commercial Printing                                   $222,282       $168,100      $  445,682       $354,178
        Envelope                                               209,410        176,543         411,763        371,066
        Printed Office Products                                 94,295         41,277         163,514         76,226
        Label                                                   58,915         53,126         113,585         77,993
                                                              --------       --------      ----------       --------
     Total                                                    $584,902       $439,046      $1,134,544       $879,463
                                                              ========       ========      ==========       ========


     OPERATING INCOME (LOSS):
        Commercial Printing                                   $ 14,934       $ 13,827      $   32,627       $ 28,253
        Envelope                                                19,653         22,856          41,795         47,258
        Printed Office Products                                  9,439          4,049          17,632          7,008
        Label                                                    4,388          3,941           7,939          5,622
        Corporate                                               (7,483)        (5,756)        (13,595)       (11,596)
                                                              --------       --------      ----------       --------
     Total                                                    $ 40,931       $ 38,917      $   86,398       $ 76,545
                                                              ========       ========      ==========       ========

     DEPRECIATION AND
        AMORTIZATION:
        Commercial Printing                                   $  6,711       $  5,516      $   13,206       $ 10,592
        Envelope                                                 5,518          3,954          10,140          7,750
        Printed Office Products                                  2,342            665           3,698          1,196
        Label                                                    1,985          1,736           3,940          2,859
        Corporate                                                3,006          2,219           6,169          3,895
                                                              --------       --------      ----------       --------
     Total                                                    $ 19,562       $ 14,090      $   37,153       $ 26,292
                                                              ========       ========      ==========       ========


                                                              June 30,     December 31,
                                                                2000           1999
                                                                ----           ----
     IDENTIFIABLE ASSETS:
        Commercial Printing                                 $  707,639     $  637,013
        Envelope                                               578,510        530,733
        Printed Office Products                                278,358        124,394
        Label                                                  226,138        218,023
        Net Assets of Discontinued
          Operations                                           117,500              -
          Corporate                                            (60,513)      (166,122)
                                                            ----------     ----------
     Total assets                                           $1,847,632     $1,344,041
                                                            ==========     ==========

     Intercompany sales by segment include $1,015,000, $4,039,000, $2,776,000 and $1,189,000 for Commercial Printing, Envelope, Printed Office Products & Label, respectively for the three months of 2000 and $2,684,000, $5,666,000, $3,809,000 and $1,598,000, respectively for the six months of 2000. These amounts have been eliminated in consolidation and are excluded from the amounts above.

     Depreciation and amortization shown above excludes depreciation and amortization for the discontinued operation.

7.   SUBSEQUENT EVENTS

     In November 1996, the Company refinanced certain equipment under a sale/leaseback arrangement. In 1997, the Company reacquired the equipment from the original lessor and sold and leased back such equipment from a new buyer-lessor. In August 2000, the Company entered into a renewed lease related to substantially the same pool of equipment, which added certain additional pieces as substitute for previously disposed equipment for a total fair value of approximately $23 million. In addition, the Company refinanced a new pool of equipment under a sale/leaseback arrangement with a fair value of $19 million. The proceeds were used to pay down the secured revolving line of credit.

     The leasebacks are classified as operating leases. At the end of the six year lease term, the Company may either (1) purchase the equipment for a specified amount, (2) sell the equipment on behalf of the lessor, or (3) return the equipment to the lessor for a fee. If the Company elects to return the equipment to the lessor at the end of the lease term, the Company has guaranteed a residual value of $16.4 million for the benefit of the lessor.

     In July 2000, the company signed a letter of intent to sell Jen-Coat, its extrusion coating and laminating segment. The transaction is scheduled to close approximately September 30, 2000. Net proceeds to the company will be approximately $100 million and will be used primarily to reduce debt. The operating results of this operation are reported as a discontinued operation in the consolidated statements of operations for the three months and six months periods ended June 30, 2000 and the net assets are shown as a separate category of current assets in the consolidated balance sheets as of June 30, 2000.

     In July 2000, the Board of Directors approved the purchase on the open market of up to $10 million of its common stock at prevailing market levels, at such time and on such terms as the Company is permitted under the rules and regulations of the Securities Exchange Commission and New York Stock Exchange.

     On July 25, 2000, the Company acquired CML Industries Ltd., a supplier of envelopes and paper converted products located in Ontario and Quebec, Canada, with approximate annual sales of $29.7 million.


8.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                           Quarter Ended June 30, 2000
                                                 (in thousands)
                                                                Combined      Combined
                                        Parent                 Guarantor    Nonguarantor
                                       Guarantor     Issuer   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------     ------   ------------  ------------  ------------  ------------

NET SALES                               $     -     $110,180    $414,191      $60,531       $      -      $584,902

COST OF SALES                                 -       88,856     313,326       45,617              -       447,799
                                        -------     --------    --------      -------       --------      --------

GROSS PROFIT                                  -       21,324     100,865       14,914              -       137,103

OTHER OPERATING COSTS                        59       17,822      70,970        7,321              -        96,172
                                        -------     --------    --------      -------       --------      --------

OPERATING INCOME (LOSS)                     (59)       3,502      29,895        7,593              -        40,931

OTHER (INCOME) EXPENSE
Interest expense                          1,972       22,152       8,582       (1,190)        (7,572)       23,944
Other (income) expense                   (2,211)      (5,261)       (510)         203          7,572          (207)
                                        -------     --------    --------      -------       --------      --------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES                             180      (13,389)     21,823        8,580              -        17,194

PROVISION (BENEFIT) FOR
  INCOME TAXES                                -       (4,935)      8,116        3,155              -         6,336
                                        -------     --------    --------      -------       --------      --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                           180       (8,454)     13,707        5,425              -        10,858

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES              11,064       21,141       4,590            -        (36,795)            -
                                        -------     --------    --------      -------       --------      --------

INCOME FROM CONTINUING OPERATIONS        11,244       12,687      18,297        5,425        (36,795)       10,858

DISCONTINUED OPERATIONS                       -       (1,623)      2,009            -              -           386
                                        -------     --------    --------      -------       --------      --------

NET INCOME                              $11,244     $ 11,064    $ 20,306      $ 5,425       $(36,795)     $ 11,244
                                        =======     ========    ========      =======       ========      ========

                                  CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                            Quarter Ended June 30, 1999
                                                  (in thousands)
                                                                Combined      Combined
                                        Parent                 Guarantor    Nonguarantor
                                       Guarantor     Issuer   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------     ------   ------------  ------------  ------------  ------------

NET SALES                               $     -      $88,080    $271,338      $79,628       $      -      $439,046

COST OF SALES                                 -       67,450     208,618       56,651              -       332,719
                                        -------      -------    --------      -------       --------      --------

GROSS PROFIT                                  -       20,630      62,720       22,977              -       106,327

OTHER OPERATING COSTS                        43       15,599      38,092       13,676              -        67,410
                                        -------      -------    --------      -------       --------      --------

OPERATING INCOME (LOSS)                     (43)       5,031      24,628        9,301              -        38,917

OTHER (INCOME) EXPENSE
Interest expense                          2,136       11,671         518        1,936         (2,212)       14,049
Other (income) expense                   (2,206)         (36)       (658)         160          2,212          (528)
                                        -------      -------    --------      -------       --------      --------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES AND
  EXTRAORDINARY ITEM                         27       (6,604)     24,768        7,205              -        25,396

PROVISION (BENEFIT) FOR
  INCOME TAXES                                -       (2,706)     11,222        1,896              -        10,412
                                        -------      -------    --------      -------       --------      --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES AND
  EXTRAORDINARY ITEM                         27       (3,898)     13,546        5,309              -        14,984

EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES               14,957       18,855       5,309            -        (39,121)            -
                                        -------      -------    --------      -------       --------      --------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                     14,984       14,957      18,855        5,309        (39,121)       14,984

EXTRAORDINARY ITEM                            -            -           -            -              -             -
                                        -------      -------    --------      -------       --------      --------

NET INCOME                              $14,984      $14,957    $ 18,855      $ 5,309       $(39,121)     $ 14,984
                                        =======      =======    ========      =======       ========      ========

                                    CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                             Six-months Ended June 30, 2000
                                                     (in thousands)

                                                                Combined      Combined
                                        Parent                 Guarantor    Nonguarantor
                                       Guarantor     Issuer   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------     ------   ------------  ------------  ------------  ------------

NET SALES                               $     -     $225,878    $737,399      $171,267      $      -     $1,134,544

COST OF SALES                                 -      180,978     561,665       124,741             -        867,384
                                        -------     --------    --------      --------      --------     ----------

GROSS PROFIT                                  -       44,900     175,734        46,526             -        267,160

OTHER OPERATING COSTS                       101       34,707     120,114        25,840             -        180,762
                                        -------     --------    --------      --------      --------     ----------

OPERATING INCOME (LOSS)                    (101)      10,193      55,620        20,686             -         86,398

OTHER (INCOME) EXPENSE
Interest expense                          4,088       39,164      15,678          (851)      (15,143)        42,936
Other (income) expense                   (4,423)     (10,865)       (542)          358        15,143           (329)
                                        -------     --------    --------      --------      --------     ----------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                              234      (18,106)     40,484        21,179             -         43,791

PROVISION (BENEFIT) FOR
  INCOME TAXES                                -       (6,896)     15,789         8,376             -         17,269
                                        -------     --------    --------      --------      --------     ----------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                           234      (11,210)     24,695        12,803             -         26,522

EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES               26,955       40,863       8,749             -       (76,567)             -
                                        -------     --------    --------      --------      --------     ----------

INCOME FROM CONTINUING
  OPERATIONS                             27,189       29,653      33,444        12,803       (76,567)        26,522

DISCONTINUED OPERATIONS                       -       (2,307)      2,009         1,356             -          1,058
                                        -------     --------    --------      --------      --------     ----------

INCOME BEFORE
  EXTRAORDINARY ITEM                     27,189       27,346      35,453        14,159       (76,567)        27,580

EXTRAORDINARY ITEM                        1,838         (391)          -             -             -          1,447
                                        -------     --------    --------      --------      --------     ----------

NET INCOME                              $29,027     $ 26,955    $ 35,453      $ 14,159      $(76,567)    $   29,027
                                        =======     ========    ========      ========      ========     ==========

                               CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                       Six-months Ended June 30, 1999
                                               (in thousands)
                                                                Combined      Combined
                                        Parent                 Guarantor    Nonguarantor
                                       Guarantor     Issuer   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------     ------   ------------  ------------  ------------  ------------

NET SALES                               $     -     $189,275    $561,858      $128,330      $      -      $879,463

COST OF SALES                                 -      147,333     434,457        92,732             -       674,522
                                        -------     --------    --------      --------      --------      --------

GROSS PROFIT                                  -       41,942     127,401        35,598             -       204,941

OTHER OPERATING COSTS                       111       31,583      77,505        19,197             -       128,396
                                        -------     --------    --------      --------      --------      --------

OPERATING INCOME (LOSS)                    (111)      10,359      49,896        16,401             -        76,545

OTHER (INCOME) EXPENSE
Interest expense                          4,271       21,832      (1,024)        3,688        (4,424)       24,343
Accounts rec. securitization discount         -          445       2,028             -                       2,473
Other (income) expense                   (4,423)        (338)       (645)          278         4,424          (704)
                                        -------     --------    --------      --------      --------      --------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                               41      (11,580)     49,537        12,435             -        50,433

PROVISION (BENEFIT) FOR
  INCOME TAXES                                -       (4,746)     21,462         3,961             -        20,677
                                        -------     --------    --------      --------      --------      --------

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                            41       (6,834)     28,075         8,474             -        29,756

EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES               29,715       36,549       8,474             -       (74,738)            -
                                        -------     --------    --------      --------      --------      --------

NET INCOME                              $29,756     $ 29,715    $ 36,549      $  8,474      $(74,738)     $ 29,756
                                        =======     ========    ========      ========      ========      ========

                           CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                June 30, 2000
                                               (in thousands)
                                                                  Combined      Combined
                                        Parent                   Guarantor    Nonguarantor
                                       Guarantor    Issuer      Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                       ---------    ------      ------------  ------------  ------------   ------------

CURRENT ASSETS
Cash and cash equivalents              $      -   $   10,191    $  (10,521)     $  1,068    $         -     $      738
Receivables, net                              -        2,899       163,363        36,438              -        202,700
Investment in accounts receivable
   Securitization                             -            -             -        61,403              -         61,403
Accounts receivable - other                   -       10,924         8,231           375              -         19,530
Inventories, net                              -       49,371       106,046        24,198              -        179,615
Net assets of discontinued operations         -            -       117,500             -              -        117,500
Note receivable from Issuer             147,436            -             -             -       (147,436)             -
Other current assets                        436       53,128        11,804         2,588        (29,977)        37,979
                                       --------   ----------    ----------      --------    -----------     ----------
   Total current assets                 147,872      126,513       396,423       126,070       (177,413)       619,465


INVESTMENT IN SUBSIDIARIES              399,981      998,049        53,220             -     (1,451,250)             -
PROPERTY, PLANT AND
   EQUIPMENT, NET                             -      129,576       384,136        82,893              -        596,605
GOODWILL, NET                                 -       48,292       464,010        75,515              -        587,817
NOTES RECEIVABLE FROM
   SUBSIDIARIES                               -      245,000             -             -       (245,000)             -
OTHER ASSETS, NET                         3,963       50,727        19,654         4,074        (34,673)        43,745
                                       --------   ----------    ----------      --------    -----------     ----------
TOTAL                                  $551,816   $1,598,157    $1,317,443      $288,552    $(1,908,336)    $1,847,632
                                       ========   ==========    ==========      ========    ===========     ==========

CURRENT LIABILITIES
Accounts payable                       $      -   $   27,830    $  104,191      $ 17,767    $         -     $  149,788
Accrued compensation and vacation             -       10,207        36,966         5,803              -         52,976
Other current liabilities                12,708       20,011       (62,007)      122,084        (29,977)        62,819
Note payable to Parent                        -      147,436             -             -       (147,436)             -
Current portion of long-term debt
   and capital leases                         -       30,952         3,340        10,063              -         44,355
                                       --------   ----------    ----------      --------    -----------     ----------
   Total current liabilities             12,708      236,436        82,490       155,717       (177,413)       309,938

LONG-TERM DEBT AND
   CAPITAL LEASES                       139,063      877,191        14,031        19,987              -      1,050,272
NOTES PAYABLE TO ISSUER                       -            -       245,000             -       (245,000)             -
DEFERRED INCOME TAXES                         -       62,313             -        11,785        (14,681)        59,417
OTHER LONG-TERM
   LIABILITIES                                -       22,236        25,092           624        (19,992)        27,960
                                       --------   ----------    ----------      --------    -----------     ----------
   Total liabilities                    151,771    1,198,176       366,613       188,113       (457,086)     1,447,587

SHAREHOLDERS' EQUITY                    400,045      399,981       950,830       100,439     (1,451,250)       400,045
                                       --------   ----------    ----------      --------    -----------     ----------
TOTAL                                  $551,816   $1,598,157    $1,317,443      $288,552    $(1,908,336)    $1,847,632
                                       ========   ==========    ==========      ========    ===========     ==========

                           CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                              December 31, 1999
                                               (in thousands)
                                                                Combined      Combined
                                        Parent                 Guarantor    Nonguarantor
                                       Guarantor     Issuer   Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                       ---------     ------   ------------  ------------  ------------    ------------

CURRENT ASSETS
Cash and cash equivalents              $      -   $   27,667   $ (28,003)     $  3,954     $         -     $    3,618
Receivables, net                              -           87      35,860        49,097               -         85,044
Investment in accounts receivable
   Securitization                             -            -           -        54,396               -         54,396
Accounts receivable - other                   -        8,572      10,004         2,188               -         20,764
Inventories, net                              -       36,337      82,277        26,142               -        144,756
Note receivable from Issuer             147,436            -           -             -        (147,436)             -
Other current assets                        345       24,247       3,597         4,348          (6,986)        25,551
                                       --------   ----------   ---------      --------     -----------     ----------
   Total current assets                 147,781       96,910     103,735       140,125        (154,422)       334,129

INVESTMENT IN SUBSIDIARIES              377,318      663,928      48,574             -      (1,089,820)             -
PROPERTY, PLANT AND
   EQUIPMENT, NET                             -      104,938     323,180       104,038               -        532,156
GOODWILL, NET                                 -       45,460     279,252       128,771               -        453,483
NOTE RECEIVABLE FROM
   SUBSIDIARIES                               -      245,000           -             -        (245,000)             -
OTHER ASSETS, NET                         2,943       32,517       3,851         8,432         (23,470)        24,273
                                       --------   ----------   ---------      --------     -----------     ----------
TOTAL                                  $528,042   $1,188,753   $ 758,592      $381,366     $(1,512,712)    $1,344,041
                                       ========   ==========   =========      ========     ===========     ==========

CURRENT LIABILITIES
Accounts payable                       $      -   $   19,499   $  79,447      $ 23,794     $         -     $  122,740
Accrued compensation and vacation             -        8,388      32,638         9,016               -         50,042
Other current liabilities                   682       99,317    (163,815)      123,801          (6,986)        52,999
Note payable to parent                        -      147,436           -             -        (147,436)             -
Current portion of long-term debt
   And capital leases                         -          674       4,652         8,563               -         13,889
                                       --------   ----------   ---------      --------     -----------     ----------
   Total current liabilities                682      275,314     (47,078)      165,174        (154,422)       239,670

LONG-TERM DEBT AND
   CAPITAL LEASES                       152,050      472,180       6,690        22,170               -        653,090
NOTE PAYABLE TO ISSUER                        -            -     245,000             -        (245,000)             -
DEFERRED INCOME TAXES                         -       57,881           -         9,709          (3,478)        64,112
OTHER LONG-TERM
   LIABILITIES                                -        2,560      25,160           623         (19,992)         8,351
                                       --------   ----------   ---------      --------     -----------     ----------
   Total liabilities                    152,732      807,935     229,772       197,676        (422,892)       965,223
MINORITY INTEREST                             -        3,500           -             8               -          3,508
SHAREHOLDERS' EQUITY                    375,310      377,318     528,820       183,682      (1,089,820)       375,310
                                       --------   ----------   ---------      --------     -----------     ----------
TOTAL                                  $528,042   $1,188,753   $ 758,592      $381,366     $(1,512,712)    $1,344,041
                                       ========   ==========   =========      ========     ===========     ==========

                               CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                       Six-months ended June 30, 2000
                                               (in thousands)
                                                                Combined      Combined
                                        Parent                 Guarantor    Nonguarantor
                                       Guarantor     Issuer   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------     ------   ------------  ------------  ------------  ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES                 $(4,441)   $ (32,691)   $106,926     $ (22,495)     $       -    $  47,299
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of
         cash acquired                        -            -     (32,155)     (295,547)             -     (327,702)
      Capital expenditures                    -       (5,734)    (30,892)       (7,316)             -      (43,942)
      Investment in marketable
         securities, net                 (1,500)        (110)      1,158       (12,142)             -      (12,594)
      Investment in subsidiaries           (255)    (362,584)          -             -        362,839            -
      Other investing activities         15,939      (10,819)     (6,307)       76,064        (73,500)       1,377
                                        -------    ---------    --------     ---------      ---------    ---------
         Net cash used in investing
            activities                   14,184     (379,247)    (68,196)     (238,941)       289,339     (382,861)
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Changes due to accounts
      receivable securitization, net          -      (22,784)    (50,716)      (73,500)        73,500      (73,500)
   Net proceeds from common stock
      issuance                              255            -           -             -              -          255
   Proceeds from long-term debt               -      935,000           -         5,119              -      940,119
   Repayments of long-term debt
      and capital lease obligations      (9,998)    (500,345)     (2,487)       (3,652)             -     (516,482)
   Debt issuance costs                        -      (14,164)          -             -              -      (14,164)
   Investment by parent                       -          255      31,955       330,629       (362,839)           -
   Other financing activities                 -       (3,500)          -             -              -       (3,500)
                                        -------    ---------    --------     ---------      ---------    ---------
      Net cash provided by financing
         activities                      (9,743)     394,462     (21,248)      258,596       (289,339)     332,728
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                            -            -           -           (46)             -          (46)
                                        -------    ---------    --------     ---------      ---------    ---------
NET CHANGE IN CASH AND
   CASH EQUIVALENTS                           -      (17,476)     17,482        (2,886)             -       (2,880)
BALANCE AT BEGINNING OF
   YEAR                                       -       27,667     (28,003)        3,954              -        3,618
                                        -------    ---------    --------     ---------      ---------    ---------
BALANCE AT END OF YEAR                  $     -    $  10,191    $(10,521)    $   1,068      $       -    $     738
                                        =======    =========    ========     =========      =========    =========

                               CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                       Six-months ended June 30, 1999
                                               (in thousands)
                                                                Combined      Combined
                                        Parent                 Guarantor    Nonguarantor
                                       Guarantor     Issuer   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------     ------   ------------  ------------  ------------  ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES                 $ 4,251    $  72,358   $  (8,941)    $   6,982      $       -    $  74,650
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of
         cash acquired                        -            -     (73,548)      (89,021)             -     (162,569)
      Capital expenditures                    -       (4,971)    (30,290)       (4,432)             -      (39,693)
      Investment in subsidiaries              -     (158,313)    (91,649)            -        249,962            -
      Other investing activities         (4,954)           1       4,898           936            703        1,584
                                        -------    ---------   ---------     ---------      ---------    ---------
         Net cash used in investing
            activities                   (4,954)    (163,283)   (190,589)      (92,517)       250,665     (200,678)
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Changes due to accounts
      receivable securitization, net          -        5,434      37,788             -              -       43,222
   Net proceeds from common stock
      issuance                              703            -           -             -              -          703
   Proceeds from long-term debt               -      232,000           -         9,805              -      241,805
   Repayments of long-term debt and
      capital lease obligations               -     (138,010)     (1,472)      (10,022)             -     (149,504)
   Investment by parent                                  703     158,313        91,649       (250,625)           -
   Other financing activities                 -       (1,117)        145             -              -         (972)
                                        -------    ---------   ---------     ---------      ---------    ---------
      Net cash provided by financing
         activities                         703       99,010     194,774        91,432       (250,625)     135,254
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                            -            -           -            (4)             -           (4)
                                        -------    ---------   ---------     ---------      ---------    ---------
NET CHANGE IN CASH AND
   CASH EQUIVALENTS                           -        8,085      (4,756)        5,893              -        9,222
BALANCE AT BEGINNING OF
   YEAR                                       -        6,952      (7,311)        1,734              -        1,375
                                        -------    ---------   ---------     ---------      ---------    ---------
BALANCE AT END OF YEAR                  $     -    $  15,037   $ (12,067)    $   7,627      $       -    $  10,597
                                        =======    =========   =========     =========      =========    =========


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

OVERVIEW, HISTORICAL FINANCIAL DATA BY SEGMENT (IN THOUSANDS)

     The following table presents historical financial data by segment, including acquisitions from their purchase dates.


                                       QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ----------------------    -------------------------
                                        2000           1999          2000            1999
                                        ----           ----          ----            ----
Net sales
      Commercial Printing             $222,282       $168,100    $  445,682        $354,178
      Envelope                         209,410        176,543       411,763         371,066
      Printed Office Products           94,295         41,277       163,514          76,226
      Label                             58,915         53,126       113,585         577,993
                                      --------       --------    ----------        --------
Total net sales                       $584,902       $439,046    $1,134,544        $879,463
                                      ========       ========    ==========        ========
Operating income
      Commercial Printing             $ 14,934       $ 13,827    $   32,627        $ 28,253
      Envelope                          19,653         22,856        41,795          47,258
      Printed Office Products            9,439          4,049        17,632           7,008
      Label                              4,388          3,941         7,939           5,622
      Corporate                         (7,483)        (5,756)      (13,595)        (11,596)
                                      --------       --------    ----------        --------
Total operating income                  40,931         38,917        86,398          76,545
Interest expense                       (23,944)       (14,049)      (42,936)        (26,816)
Other income (expense)                     207            528           329             704
Income tax expense                      (6,336)       (10,412)      (17,269)        (20,677)
                                      --------       --------    ----------        --------

Income from continuing operations     $ 10,858       $ 14,984    $   26,522        $ 29,756
                                      ========       ========    ==========        ========

   Net sales for the quarter ended June 30, 2000 increased 33.2% to $584.9 million compared to net sales of $439.0 million for the quarter ended June 30, 1999. This increase in net sales was attributable to sales from companies acquired during 2000, a full quarter of sales from companies acquired during 1999 and internal growth in Commercial Printing and Label offset by a decline in pricing within the Envelope segment. Gross profit of $137.1 million for the quarter ended June 30, 2000 represents a 28.9% increase over the quarter ended June 30, 1999. Expressed as a percent of net sales, gross profit decreased by 80 basis points to 23.4% for the quarter ended June 30, 2000 compared to 24.2% for the quarter ended June 30, 1999. This decrease was primarily due to unfavorable pricing in the envelope business offset by acquisitions with higher gross profit percentages. Expressed as a percent of net sales, other operating costs (which includes selling, administrative and other expense) increased to 16.4% for the quarter ended June 30, 2000 from 15.4% in the quarter ended June 30, 1999. The increase was mainly due to the impact of acquisitions. Operating income increased 5.2% from the quarter ended June 30, 1999.

   Net income from continuing operations for the quarter ended June
30, 2000 decreased 27.5% to $10.9 million from $15.0 million in the second quarter of the prior year. This decrease was primarily due to a 70% increase in interest expense, partially offset by reduced income tax expense. Earnings per diluted share from continuing operations decreased 25.0% to $0.21 in the quarter ended June 30, 2000 from $0.28 in 1999.

   Net sales for the six months ended June 30, 2000 increased 29.0% to $1,134.5 million compared to net sales of $879.5 million for the six months ended June 30, 1999. This increase in net sales was attributable to sales from companies acquired during 2000, a full six months of sales from companies acquired during 1999 and internal growth in Commercial Printing and Label offset by a decline in volume and pricing within the Envelope segment. Gross profit of $267.2 million for the six months ended June 30, 2000 represents a 30.4% increase over the six months ended June 30, 1999. Expressed as a percent of net sales, gross profit increased by 30 basis points to 23.6% for the six months ended June 30, 2000 compared to 23.3% for the six months ended June 30, 1999. This increase was primarily due to acquisitions with higher gross profit percentages offset by pricing in the envelope business expressed as a percent of net sales, other operating costs (which includes selling, administrative and other expense) increased to 15.9% for the six months ended June 30, 2000 from 14.6% in the six months ended June 30, 1999. The increase was mainly due to the impact of acquisitions. Operating income increased 12.9% from the six months ended June 30, 1999.

   Net income from continuing operations for the six months ended
June 30, 2000 decreased 11.1% to $26.5 million from $29.8 million in the six months of the prior year. This decrease was primarily due to a 60% increase in interest expense, partially offset by reduced income tax expense. Earnings per diluted share from continuing operations decreased 8.9% to $0.51 for the six months ended June 30, 2000 from $0.56 in 1999.

RESULTS OF OPERATIONS FOR SIGNIFICANT BUSINESS SEGMENTS

COMMERCIAL PRINTING
-------------------

QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

   NET SALES--Net sales increased by $54.1 million (32.2%) for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, primarily due to a volume increase of approximately 15% and the balance due to acquisitions in 1999 and 2000.

   OPERATING INCOME--The increase in operating income from $13.8 million to $14.9 million in the quarter ended June 30, 2000 was due to acquisitions in 1999 and 2000 as volume impact was offset by changes in product mix. Total cost of sales, as a percent of sales, increased from 77.3% for the quarter ended June 30, 1999 to 78.0% for the quarter ended June 30, 2000. This increase was primarily due to general cost increases, mainly in raw materials, and product mix.


SIX-MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX-MONTHS ENDED JUNE 30,
1999

   NET SALES--Net sales increased by $91.5 million (25.8%) for the six-months ended June 30, 2000 compared to the six-months ended June 30, 1999, primarily due to a volume increase of approximately 15% and the balance due to acquisitions in 1999 and 2000.

   OPERATING INCOME--The majority of the increase in operating income from $28.3 million to $32.6 million in the six-months ended June 30, 2000 was due to acquisitions in 1999 and 2000 as volume impact was offset by changes in product mix. Total cost of sales, as a percent of sales was the same (77.7%) for both six-month periods.

ENVELOPE
--------

QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

   NET SALES--Net sales increased by $32.9 million (18.6%) for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. The majority of the increase (14%) in net sales was attributable to sales from a company acquired during 2000 and a full quarter of sales from a company acquired during 1999, with the remainder resulting from management's strategy to grow sales volume by lowering prices to meet competitor's prices.

   OPERATING INCOME--The decrease in operating income from $22.8 million to $19.6 million in the quarter ended June 30, 2000 versus the quarter ended June 30, 1999 was mostly due to product mix changes and general pricing pressures offset by the impact of 1999 and 2000 acquisitions. Total cost of sales, as a percent of sales, increased from 74.6% for the quarter ended June 30, 1999 to 79.2% for the quarter ended June 30, 2000. The increase was due to product mix changes and pricing pressures. The strategy to grow sales in the second quarter by lowering prices was successful, but resulted in reduced operating margins.
Rising paper prices, which could not in some cases be immediately passed on to customers also contributed to reduced operating margins.

SIX-MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX-MONTHS ENDED JUNE 30,
1999

   NET SALES--Net sales increased by $40.7 million (11.0%) for the six-months ended June 30, 2000 compared to the six-months ended June 30, 1999. The majority of the increase in net sales was attributable to sales from a company acquired during 2000 and a full six months of sales from a company acquired during 1999. Increases in volume for the quarter ended June 30, 2000 were offset by a decrease in volume for the quarter ended March 31, 2000.

   OPERATING INCOME--The decrease in operating income from $47.3 million to $41.8 million in the six-months ended June 30, 2000 versus the six-months ended June 30, 1999 was due mostly to general pricing pressures and product mix changes. Total cost of sales, as a percent of sales, increased from 75.3% for the six-months ended June 30, 1999 to 78.5% for the six-months ended June 30, 2000. The increase was due to product mix changes and pricing pressures offset by the impact of 1999 and 2000 acquisitions. The strategy to grow sales in the second quarter by lowering prices was successful, but resulted in reduced operating margins. Rising paper prices, which could not in some cases be passed on immediately to customers also contributed to reduced operating margins.

PRINTED OFFICE PRODUCTS
-----------------------

QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

   NET SALES--Net sales increased by $53.1 million (128.4%) for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase in net sales was attributable to sales from a company acquired during 2000 offset by decreases in volume at existing businesses. Increases in specialty label and other specialty products like VersaSeal(R) have been more than offset by decreases in the traditional forms business.

   OPERATING INCOME--The majority of the increase in operating income from $4.0 million to $9.4 million in the quarter ended June 30, 2000 was due to acquisitions in 1999 and 2000 and a change in product mix. Total cost of sales, as a percent of sales, decreased from 77.9% for the quarter ended June 30, 1999 to 68.0% for the quarter ended June 30, 2000. Total cost of sales, as a percent of sales, was 77.7% for the quarter ended June 30, 2000 excluding acquisitions from 2000. The decrease was due to lower material costs through aggressive management of our main supplier agreement and effects of a new waste reduction program offset by the negative impact of changes in product mix.

SIX-MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX-MONTHS ENDED JUNE 30,
1999

   NET SALES--Net sales increased by $87.3 million (114.5%) for the six-months ended June 30, 2000 compared to the six-months ended June 30, 1999. This increase in net sales was attributable to sales from a company acquired during 2000 and from companies acquired during 1999 offset by decreases in volume at existing businesses. Increases in specialty label and other specialty products like VersaSeal(R) have been more than offset by decreases in the traditional forms business.

   OPERATING INCOME--The majority of the increase in operating income from $7.0 million to $17.6 million in the six-months ended June 30, 2000 was due to acquisitions in 1999 and 2000, productivity improvements and a change in product mix. Total cost of sales, as a percent of sales, decreased from 80.2% for the six-months ended June 30, 1999 to 68.7% for the six-months ended June 30, 2000. Total cost of sales, as a percent of sales, was 79.2% for the quarter ended June 30, 2000 excluding acquisitions from 1999 and 2000. The decrease was due to lower material costs through aggressive management of our main supplier agreement and effects of a new waste reduction program offset by the negative impact of changes in product mix.

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

   Corporate expenses for the quarter and six-months ended June 30, 2000 increased $1.7 million and $2.0 million respectively compared to 1999 as a result of increases in amortization expense and operating lease expense offset by an increase in corporate retained rebates. Amortization expense increased as a result of the acquisitions made in 1999 and 2000.

INTEREST EXPENSE
----------------

   Interest expense, including accounts receivable securitization discount, increased $9.9 million and $16.1 million, respectively, for the quarter and six-months periods ended ended June 30, 2000 compared to the same periods of 1999. Both increases occurred as a result of higher average bank debt balances, primarily due to acquisitions, and an increase in the weighted-average borrowing rate due to the refinancing of certain bank facilities and a general increase in market interest rates. The Company continued to participate in its accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $75.0 million until July 2004. At June 30, 2000 and 1999, $140.0 million and $96.0 million, respectively, had been sold under this agreement. The receivables were sold at a discount slightly above the prevailing commercial paper rate, plus certain other fees.

INCOME TAX EXPENSE
------------------

   The effective tax rate was 36.9% and 39.4% for the quarter and six-months periods ended June 30, 2000, respectively, compared to 41.0% for both periods in 1999. The effective tax rate was higher than the federal statutory rates due to state and provincial income taxes and certain goodwill amortization that is not tax deductible. See Note 9 of the Notes to Consolidated Financial Statements included in the Company's 1999 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOW
--------------------

   Net cash flow provided by operating activities was $47.3 million and $74.7 million for the six-months ended June 30, 2000 and 1999, respectively. The decrease in cash flow provided by operating activities is due to the increase in working capital. The largest contributor to the increase in working capital is accounts receivable. Accounts receivable has increased mostly in the Commercial Printing and Label segments because of higher sales in the six months ended June 30, 2000 compared to the prior year. Acquisitions required cash payments of $327.7 million and $162.6 million for the six-months ended June 30, 2000 and 1999, respectively. Other investing activities, excluding investment in marketable securities, were $43.9 million and $39.7 million for the six months ended June 30, 2000 and 1999, respectively. The investment in equity securities of $12.6 million in the six-months ended June 30, 2000 resulted from funding of supplemental retirement benefits of certain employees or former employees of American Business Products, Inc. and an investment in Sprockets.com. Net cash flow from financing activities was $332.7 million and $135.3 million for the six-months ended June 30, 2000 and 1999, respectively. See footnote 3 of the financial statements contained in Item 1 for explanation of the 2000 financing activities.

   At June 30, 2000, the Company had approximately $194.3 million of available credit under its various credit facilities.

FOREIGN CURRENCY
----------------

   The Company's foreign currency exposure primarily relates to its Canadian operations. Net sales provided by the Canadian operations for the six-months ended June 30, 2000 and 1999 was USD $104.1 million and USD $95.4 million, respectively. The impact of the change in Canadian Dollar exchange rates was immaterial.

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

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), as amended, which will be effective beginning in the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Because of the Company's minimal hedging and derivative activity, management does not anticipate that the adoption of the statement will have a significant impact on its operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (USD$18,622,000 at June 30, 2000) and the interest rate risk for the investment in accounts receivable securitization ($61,403,000 at June 30, 2000) are not considered to be significant since the difference between the fair values and carrying values are not material to the company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements include rates variable with LIBOR. As of June 30, 2000, $608.8 million of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates.

   If LIBOR were to increase 1% from the rate at June 30, 2000 and the Company borrowed the maximum amount available under its variable rate debt ($803.1 million), the Company's annual interest expense would increase by $8.0 million, and annual income after income taxes would decrease by approximately $4.9 million using a marginal income tax rate of 38.5%. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

   See Item 7A of the Company's 1999 Form 10-K for quantitative and qualitative disclosures about market risk related to fixed rate long-term debt. No significant changes in market risk have occurred since that filing.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   On May 3, 2000, the Company held its Annual Meeting of
Stockholders, at which the following matters were voted upon:

   ELECTION OF DIRECTORS--The following individuals were re-elected to the Board of Directors by the following vote:

                                       For            Withhold
                                       ---            --------
      Frank P. Diassi               34,370,468         91,635
      Frank J. Hevrdejs             34,370,468         91,635
      Gerald F. Mahoney             34,232,121        229,982
      Jerome W. Pickholz            34,351,718        110,385
      Paul V. Reilly                34,204,157        257,946
      William R. Thomas             34,351,718        110,385
      Janice C. Peters              34,351,718        110,385

   SELECTION OF AUDITORS--The selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending 2000 was ratified by the following vote: 34,406,984 For, 49,990 Against, 5,129 Abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT
------       ----------------------

3(i)         Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)        Bylaws of the Company - incorporated by reference from
                Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1.1        Form of Certificate representing the Common Stock, par value
                $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment
                No. 1 to Form S-3 dated October 29, 1997 (Reg. No.
                333-35561).
4.1.2        Form of Indenture between the Company and The Bank of New
                York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from Exhibit 4.2 to the Company's
                Amendment No. 2 to Form S-3 dated November 10, 1997
                (Reg. No. 333-36337).
4.1.3        Form of Supplemental Indenture between the Company and The
                Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note--incorporated by reference from Exhibit 4.5 to the Company's Amendment
                No. 2 to Form S-3 dated November 10, 1997 (Reg. No.
                333-36337).
4.2          Indenture dated as of December 16, 1998 between Mail-Well I
                Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5          Form of Senior Subordinated Note.  Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1         Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2         Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25,
                1994.

10.3         Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock
                Ownership Plan Trust Agreement - incorporated by reference from Exhibit 10.19 of the Company's
                Registration Statement on Form S-1 dated March 25,
                1994.
10.4         Form of M-W Corp. 401(k) Savings Retirement Plan -
                incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated
                March 25, 1994.
10.5         Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
                1997 - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.6         Form of 1994 Incentive Stock Option Agreement -
                incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated
                March 25, 1994.
10.7         Form of the Company Nonqualified Stock Option Agreement -
                incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated
                March 25, 1994.
10.8         Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan --
                incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31,
                1997.
10.9         1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form
                10-Q for the quarter ended March 31, 1997.
10.10        Mail-Well, Inc. 1998 Incentive Stock Option Plan --
                incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11        Form of 1998 Incentive Stock Option Agreement -- incorporated by reference from Exhibit 10.59 to the Company's
                Quarterly report on Form 10-Q for the quarter ended
                March 31, 1998.
10.12        Credit Agreement dated as of March 16, 1998 among Supremex
                Inc., certain Guarantors, Bank of America National
                Trust and Savings Association, as Agent and other financial institutions party thereto -- incorporated by reference from Exhibit 10.61 to the Company's
                Quarterly report on Form 10-Q for the quarter ended
                March 31, 1998.
10.13        Participation Agreement dated as of December 15, 1997 among
                Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.14        Equipment Lease dated as of December 15, 1997 among
                Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15        Guaranty Agreement dated as of December 15, 1997 among
                Mail-Well, Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope
                Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-- incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16        Receivables Purchase Agreement dated as of July 1, 1999
                among Mail-Well Trade Receivables Corporation, as
                Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.17        Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July
                1, 1999; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999.
10.18        Servicing Agreement dated as of July 1, 1999 by and among
                Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as
                Administrator; and First Amendment thereto-- incorporated by reference from the Company's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.19        Merger Agreement and Plan of Merger by and among American
                Business Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000--incorporated by reference from Exhibit (c) (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the commission on January 21, 2000.
10.20        Change of Control Agreement dated November 15, 1999, between the Company and Gerald F. Mahoney--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.21        Change of Control Agreement dated November 15, 1999, between the Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.22        Change of Control Agreement dated November 15, 1999, between the Company and Gary Ritondaro--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.23        Change of Control Agreement dated November 15, 1999, between the Company and Robert Meyer--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.24        Change of Control Agreement dated November 15, 1999, between the Company and Michael A. Zawalski--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.25        Credit Agreement dated as of February 18, 2000 among Mail-Well I
                Corporation, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto.
10.26        Security Agreement dated as of February 18, 2000, by and
                among Mail-Well I Corporation, Mail-Well, Inc., certain other affiliates of the Company and Bank of America, N.A., as agent.
27.1    <F*> Financial Data Schedule for three-months ended June 30, 2000
27.2    <F*> Financial Data Schedule for three-months ended June 30, 1999

[FN]
<F*> Filed herewith.

                  (b) Reports on Form 8-K

   A report on Form 8-K was filed on July 17, 2000, announcing second quarter earnings, letter of intent for sale of Jen-Coat, and stock buy-back program.

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAIL-WELL, INC.
                                          (Registrant)


                                          By /s/ Gerald F. Mahoney
                                             ---------------------------
Date: August 8, 2000                            Gerald F. Mahoney
                                                Chairman of the Board/
                                                Chief Executive Officer


                                          By /s/ Gary H. Ritondaro
                                             ---------------------------
Date: August 8, 2000                            Gary H. Ritondaro
                                                Senior Vice President,
                                                Chief Financial Officer