Form 10-Q/A
period 2000-06-30
MAIL WELL INC
filed 2000-08-15
CIK 920321

========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             AMENDMENT NO. 1
                                   TO
                               FORM 10-Q

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

OVERVIEW, HISTORICAL FINANCIAL DATA BY SEGMENT (IN THOUSANDS)

     The following table presents historical financial data by segment, including acquisitions from their purchase dates.


                                       QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ----------------------    -------------------------
                                        2000           1999          2000            1999
                                        ----           ----          ----            ----
Net sales
      Commercial Printing             $222,282       $168,100    $  445,682        $354,178
      Envelope                         209,410        176,543       411,763         371,066
      Printed Office Products           94,295         41,277       163,514          76,226
      Label                             58,915         53,126       113,585          77,993
                                      --------       --------    ----------        --------
Total net sales                       $584,902       $439,046    $1,134,544        $879,463
                                      ========       ========    ==========        ========
Operating income
      Commercial Printing             $ 14,934       $ 13,827    $   32,627        $ 28,253
      Envelope                          19,653         22,856        41,795          47,258
      Printed Office Products            9,439          4,049        17,632           7,008
      Label                              4,388          3,941         7,939           5,622
      Corporate                         (7,483)        (5,756)      (13,595)        (11,596)
                                      --------       --------    ----------        --------
Total operating income                  40,931         38,917        86,398          76,545
Interest expense                       (23,944)       (14,049)      (42,936)        (26,816)
Other income (expense)                     207            528           329             704
Income tax expense                      (6,336)       (10,412)      (17,269)        (20,677)
                                      --------       --------    ----------        --------

Income from continuing operations     $ 10,858       $ 14,984    $   26,522        $ 29,756
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

                                          MAIL-WELL, INC.
                                          (Registrant)


                                          By /s/ Gerald F. Mahoney
                                             ---------------------------
Date: August 15, 2000                            Gerald F. Mahoney
                                                Chairman of the Board/
                                                Chief Executive Officer


                                          By /s/ Gary H. Ritondaro
                                             ---------------------------
Date: August 15, 2000                            Gary H. Ritondaro
                                                Senior Vice President,
                                                Chief Financial Officer