Form 10-Q
period 2000-09-30
MAIL WELL INC
filed 2000-11-14
CIK 920321

==========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

           /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000


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

                              Yes  /X/ No  / /

     As of November 6, 2000, the Registrant had 47,663,879 shares of Common Stock, $0.01 par value, outstanding.

==========================================================================

                             MAIL-WELL, INC. AND SUBSIDIARIES

                                     TABLE OF CONTENTS


-----------------------------------------------------------------------------------------

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      MAIL-WELL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                          (DOLLARS IN THOUSANDS)

                                                                         SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                         ------------------  -----------------
                                                                             (UNAUDITED)
CURRENT ASSETS
      Cash and cash equivalents                                              $      506         $    3,618
      Trade receivables, net                                                    236,935             85,044
      Investment in accounts receivable securitization                           64,756             54,396
      Accounts receivable -- other                                               18,927             20,764
      Inventories, net                                                          175,983            144,756
      Other current assets                                                       48,578             25,551
                                                                             ----------         ----------
            Total current assets                                                545,685            334,129
PROPERTY, PLANT AND EQUIPMENT, NET                                              581,028            532,156
GOODWILL, NET                                                                   565,217            453,483
OTHER INTANGIBLES, NET                                                           53,502              4,770
OTHER ASSETS, NET                                                                46,516             19,503
                                                                             ----------         ----------
TOTAL                                                                        $1,791,948         $1,344,041
                                                                             ==========         ==========

CURRENT LIABILITIES
      Accounts payable                                                       $  160,424         $  122,740
      Accrued compensation and vacation                                          64,596             50,042
      Other current liabilities                                                  93,332             52,999
      Current portion of long-term debt and capital leases                       43,312             13,889
                                                                             ----------         ----------
            Total current liabilities                                           361,664            239,670
LONG-TERM DEBT AND CAPITAL LEASES                                               919,847            653,090
DEFERRED INCOME TAXES                                                            85,442             64,112
OTHER LONG-TERM LIABILITIES                                                      25,604              8,351
                                                                             ----------         ----------
            Total liabilities                                                 1,392,557            965,223

MINORITY INTEREST IN NON VOTING STOCK OF SUBSIDIARY                                   -              3,508

SHAREHOLDERS' EQUITY
      Preferred stock, $0.01 par value; 25,000 shares authorized,
         none issued and outstanding                                                  -                  -
      Common stock, $0.01 par value; 100,000,000 shares authorized,
         48,573,879 and 49,215,078 shares issued and outstanding,
         respectively                                                               486                492
      Paid-in capital                                                           215,241            219,795
      Retained earnings                                                         190,972            155,222
      Accumulated other comprehensive income (loss)                              (7,308)              (199)
                                                                             ----------         ----------
            Total shareholders' equity                                          399,391            375,310
                                                                             ----------         ----------
TOTAL                                                                        $1,791,948         $1,344,041
                                                                             ==========         ==========

                          See notes to unaudited consolidated financial statements.

                                         MAIL-WELL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   ------------------           -----------------
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -------------                -------------
                                                                  2000           1999          2000           1999
                                                                  ----           ----          ----           ----
NET SALES                                                       $615,556       $492,787     $1,750,100     $1,372,250

COST OF SALES                                                    479,866        380,132      1,347,250      1,054,654
                                                                --------       --------     ----------     ----------

GROSS PROFIT                                                     135,690        112,655        402,850        317,596

OTHER OPERATING COSTS

      Selling, administrative and other                          100,799         68,198        281,561        196,594

      Restructuring costs                                          1,079              -          1,079              -
                                                                --------       --------     ----------     ----------

OPERATING INCOME                                                  33,812         44,457        120,210        121,002

OTHER (INCOME) EXPENSE
      Interest expense                                            22,677         14,729         65,613         41,545
      Other (income) expense                                         302             64            (27)          (640)
                                                                --------       --------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                            10,833         29,664         54,624         80,097

PROVISION FOR INCOME TAXES                                         4,110         12,163         21,379         32,840
                                                                --------       --------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS                                  6,723         17,501         33,245         47,257

INCOME FROM DISCONTINUED OPERATIONS
   (LESS INCOME TAXES OF $663)                                         -              -          1,058              -
                                                                --------       --------     ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                                   6,723         17,501         34,303         47,257

EXTRAORDINARY ITEM (LESS INCOME TAXES OF $907)                         -              -          1,447              -
                                                                --------       --------     ----------     ----------

NET INCOME                                                      $  6,723       $ 17,501     $   35,750     $   47,257
                                                                ========       ========     ==========     ==========

EARNINGS PER SHARE - BASIC
      CONTINUING OPERATIONS                                     $   0.14       $   0.36     $     0.68     $     0.97
      DISCONTINUED OPERATIONS                                          -              -           0.02              -
      EXTRAORDINARY ITEM                                               -              -           0.03              -
      EARNINGS PER SHARE - BASIC                                $   0.14       $   0.36     $     0.73     $     0.97

EARNINGS PER SHARE - DILUTED
      CONTINUING OPERATIONS                                     $   0.14       $   0.32     $     0.65     $     0.88
      DISCONTINUED OPERATIONS                                          -              -           0.02              -
      EXTRAORDINARY ITEM                                               -              -           0.02              -
      EARNINGS PER SHARE - DILUTED                              $   0.14       $   0.32     $     0.69     $     0.88

WEIGHTED AVERAGE SHARES - BASIC                                   48,993         48,972         49,165         48,923
WEIGHTED AVERAGE SHARES - DILUTED                                 49,314         58,401         57,163         58,323

                               See notes to unaudited consolidated financial statements.

                                   MAIL-WELL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                                2000            1999
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                             $   35,750      $  47,257
      Adjustments to reconcile net income to cash provided by operations
            Depreciation and amortization                                        64,760         42,769
            Extraordinary item pre-tax                                           (2,354)             -
            Deferred income taxes                                                (4,431)         9,195
            Other                                                                (1,117)          (967)
      Changes in operating assets and liabilities, net of effects of acquired businesses:
            Receivables                                                         (30,410)       (42,028)
            Inventories                                                          (3,919)       (11,417)
            Accounts payable                                                     11,390         17,392
            All other assets and other liabilities                               10,029         25,703
                                                                             ----------      ---------
Net cash provided by operating activities                                        79,698         87,904

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition costs, net of cash acquired                                  (345,577)      (193,372)
      Proceeds from the sale of discontinued operations                         110,646              -
      Capital expenditures                                                      (56,992)       (62,850)
      Investment in equity securities, net                                      (11,993)             -
      Other investing activities                                                 29,346          2,854
                                                                             ----------      ---------

Net cash used in investing activities                                          (274,570)      (253,688)

CASH FLOWS FROM FINANCING ACTIVITIES
      Changes due to accounts receivable securitization, net                    (73,500)        77,400
      Proceeds from common stock issuance                                           255            672
      Proceeds from long-term debt                                            1,055,989        322,040
      Repayments of long-term debt and capital leases                          (767,675)      (229,550)
      Debt issuance costs                                                       (14,913)             -
      Treasury stock purchase/stock redemption                                   (4,815)             -
      Other financing activities                                                 (3,500)        (1,433)
                                                                             ----------      ---------

Net cash provided by financing activities                                       191,841        169,129

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (81)           107
                                                                             ----------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (3,112)         3,772
BALANCE AT BEGINNING OF PERIOD                                                    3,618          1,375
                                                                             ----------      ---------

BALANCE AT END OF PERIOD                                                     $      506      $   5,147
                                                                             ==========      =========

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

      INVENTORIES -- Detail of inventories, in thousands:

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
        Raw materials                                                   $ 62,542            $ 55,896
        Work in process                                                   40,447              32,020
        Finished goods                                                    78,879              61,620
        Provision for obsolescence, loss and other                        (5,885)             (4,780)
                                                                        --------            --------
                                                                        $175,983            $144,756
                                                                        ========            ========

      SHAREHOLDERS' EQUITY -- The change in Retained Earnings is net income. See "Other Comprehensive Income" for an explanation of the change in those accounts. See below for the change in Common Stock, Paid-in-
Capital and Outstanding shares.

                                              COMMON STOCK  PAID-IN-CAPITAL  OUTSTANDING SHARES
                                              ------------  ---------------  ------------------
     (in thousands)

     Balance at December 31, 1999                     $492         $219,795          49,215,078
     Exercise of stock options                           1              254              59,901
     Stock purchases                                    (7)          (4,808)           (701,100)
                                                      ----         --------          ----------
     Balance at September 30, 2000                    $486         $215,241          48,573,879
                                                      ====         ========          ==========

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

     OTHER COMPREHENSIVE INCOME -- Other comprehensive income includes changes in shareholders' equity that do not result directly from transactions with shareholders. A summary of comprehensive income follows:

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          ------------------                      -----------------
                                               SEPTEMBER 30, 2000  SEPTEMBER 30, 1999  SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                               ------------------  ------------------  ------------------  ------------------
     (in thousands)

     Net income                                           $ 6,723             $17,501             $35,750             $47,257
     Currency translation adjustments, net                 (2,543)               (312)             (7,035)              6,919
     Unrealized gain on investments, net                      (19)                178                 (74)                396
                                                          -------             -------             -------             -------
     Comprehensive income                                 $ 4,161             $17,367             $28,641             $54,572
                                                          =======             =======             =======             =======

     EARNINGS PER SHARE -- The unallocated shares issued under the Employee Stock Ownership Plan are excluded from both the basic and diluted earnings per share calculations. The effect of convertible subordinated notes, which could potentially dilute earnings per share, was not included in the computation for the quarter ended September 30, 2000 because the result would have been antidilutive.

                                                                INCOME       SHARES          PER-SHARE
                                                             (NUMERATOR)  (DENOMINATOR)        AMOUNT
                                                             -----------  -------------        ------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
            EARNINGS PER SHARE - BASIC
            Income available to common shareholders              $ 6,723         48,993          $0.14
                                                                                                 =====
            EFFECT OF DILUTIVE SECURITIES
            Stock options                                              -            321
                                                                 -------         ------
            EARNINGS PER SHARE - DILUTED
            Income available to common shareholders including
               assumed conversions                               $ 6,723         49,314          $0.14
                                                                 =======         ======          =====

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
            EARNINGS PER SHARE - BASIC
            Income available to common shareholders              $17,501         48,972          $0.36
                                                                                                 =====
            EFFECT OF DILUTIVE SECURITIES
            Stock options                                              -          1,206
            Convertible Subordinated Notes                         1,314          8,003
            Other                                                      -            220
                                                                 -------         ------
            EARNINGS PER SHARE - DILUTED
            Income available to common shareholders including
               assumed conversions                               $18,815         58,401          $0.32
                                                                 =======         ======          =====

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
            EARNINGS PER SHARE - BASIC
            Income available to common shareholders              $35,750         49,165          $0.73
                                                                                                 =====
            EFFECT OF DILUTIVE SECURITIES
            Stock options                                              -            459
            Convertible Subordinated Notes                         3,737          7,508
            Other                                                      -             31
                                                                 -------         ------
            EARNINGS PER SHARE - DILUTED
            Income available to common shareholders including
               assumed conversions                               $39,487         57,163          $0.69
                                                                 =======         ======          =====




     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
            EARNINGS PER SHARE - BASIC
            Income available to common shareholders              $47,257         48,923          $0.97
                                                                                                 =====
            EFFECT OF DILUTIVE SECURITIES
            Stock options                                              -          1,177
            Convertible Subordinated Notes                         3,940          8,003
            Other                                                      -            220
                                                                 -------         ------
            EARNINGS PER SHARE - DILUTED
            Income available to common shareholders including
               assumed conversions                               $51,197         58,323          $0.88
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

     In July 2000, the company signed a letter of intent to sell Jen-Coat, its extrusion coating and laminating segment. The transaction was consummated on September 30, 2000. Net proceeds to the company are expected to be approximately $100 million (net of taxes due and a note receivable from the buyer of $3 million) and were used to reduce debt. The operating results of this operation are reported as a discontinued operation in the consolidated statements of operations for the three and nine-months ended September 30, 2000.

     On May 24, 2000, the Company acquired Craftsman Litho, Inc., a commercial printing company located in Waterbury, Connecticut, with approximate annual sales of $12.8 million.

     On June 5, 2000, the Company acquired Strathmore Press, Inc., a commercial printing company located in Cherry Hills, New Jersey, with approximate annual sales of $15.0 million.

     On July 25, 2000, the Company acquired CML Industries Ltd., a supplier of envelopes and converted paper products located in Ontario and Quebec, Canada, with approximate annual sales of $29.7 million.

     These acquisitions have been accounted for as purchases. Accordingly, the net purchase price of each acquisition was allocated to the various assets and liabilities according to their estimated fair values as of the date of the respective purchase. The results of operations of each of the acquisitions have been included in the accompanying consolidated statements of operations from the date of the acquisition.

     Certain purchase agreements require the payment of additional consideration in the form of cash payments if specific operating performance criteria are met. Any subsequent payment will be allocated to goodwill. In addition, the purchase price allocation for certain acquisitions have not been finalized. The amount of goodwill could be adjusted once the purchase price allocation is completed.

     The table below presents the results of operations for the three and nine-months ended September 30, 2000 and 1999 giving effect to the acquisition of ABP and the $800 million senior secured credit facility (See Note 3) as if they had occurred on January 1, 2000 and January 1, 1999, respectively. The table includes Jen-Coat as a discontinued operation (See Note 2 for further information).

(in thousands, except per share data)                             Three Months ended            Nine Months ended
                                                                  ------------------            -----------------
                                                                     September 30                 September 30
                                                                     ------------                 ------------
                                                                  2000           1999          2000           1999
                                                                  ----           ----          ----           ----
Net sales                                                       $615,556       $574,944     $1,791,652     $1,618,578
Income from continuing operations                               $  6,723       $ 18,355     $   32,882     $   49,765
Net income                                                      $  6,723       $ 19,018     $   35,920     $   51,704
Income from continuing operations per share:
       Basic                                                    $   0.14       $   0.38     $     0.67     $     1.02
       Diluted                                                  $   0.14       $   0.34     $     0.62     $     0.90
Net income per share:
       Basic                                                    $   0.14       $   0.39     $     0.73     $     1.06
       Diluted                                                  $   0.14       $   0.35     $     0.67     $     0.93

3.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt consists of the following (in thousands):

                                                            INTEREST RATE AT
                                                           SEPTEMBER 30, 2000  SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                           ------------------  ------------------  -----------------
            Bank Borrowings:
                  Unsecured loan, due June 9, 2003                6.88%             $ 18,368           $ 21,876
                  Unsecured revolving loan facility, due
                     March 31, 2003                                                        -            172,000
                  Unsecured revolving loan facility, due
                     July 31, 2000                                6.43%                4,467                242
                  Secured revolving line of credit, due
                     February 22, 2006                            8.66%               20,000                  -
                  Secured Tranche A term loan, due
                     February 22, 2006                            8.77%              242,628                  -
                  Secured Tranche B term loan, due
                     February 22, 2007                            9.19%              210,368                  -
            Senior Subordinated Notes, due 2008                   8.75%              300,000            300,000
            Convertible Subordinated Notes, due 2002              5.00%              139,063            152,050
            Other                                                 Various             28,265             20,811
                                                                                    --------           --------
                                                                                     963,159            666,979
            Less current maturities                                                  (43,312)           (13,889)
                                                                                    --------           --------
            Long-term debt and capital leases                                       $919,847           $653,090
                                                                                    ========           ========

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

4.   RESTRUCTURING CHARGES

     In November 1998, the Company committed to implement a restructuring program affecting the Envelope and Commercial Printing segments and recorded a pre-tax provision of $15,961,000, of which $11,699,000 represented non-cash charges for asset write-offs and impairments, primarily machinery and equipment. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset was generally determined based on recent comparable sales and independent quotes from the used equipment market. The remaining $4,262,000 was for severance, other termination benefits and property exit costs, including noncancelable operating leases. These charges were a result of the regionalization of the Company's U.S. Envelopes operations and reorganization of the Company's Commercial Printing operations, primarily in the Northwest.

     The Company also incurred $173,000 and $1,171,000 in expenses for the three months and nine months ended September 30, 1999, respectively, relating to the relocation of personnel, equipment and inventory, which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative. These costs are included in "Selling, administrative and other" in the consolidated statements of operations. Severance costs for the 616 personnel included in the restructuring provision resulted from regionalizing special manufacturing operations (490 personnel) and administrative functions (126 personnel) in various locations of the Company's U.S. operations. Approximately 570 personnel had been terminated as of June 30, 2000.

     In 2000, the Company has incurred $544,000 in severance and relocation expenses in connection with the restructuring of its Envelope operations in the Northeast. Additionally, Commercial Printing incurred severance of $212,000 in the reorganization of its operations in the west.

     The following table summarizes the costs associated with the restructuring program (in thousands):

                                          ASSET       SEVERANCE &      PROPERTY
                                       WRITE-DOWNS   RELATED COSTS    EXIT COSTS      TOTAL
                                       -----------   -------------    ----------      -----
      Initial reserve                   $ 11,699        $ 2,907        $ 1,355       $ 15,961
      Utilized in 1998                   (10,104)          (523)           (81)       (10,708)
                                        --------        -------        -------       --------
      Balance 12/31/98                     1,595          2,384          1,274          5,253
      Utilized in 1999                      (591)        (1,608)        (1,011)        (3,210)
      Transferred                             19           (418)           399              -
                                        --------        -------        -------       --------
      Balance 12/31/99                     1,023            358            662          2,043
      Additions in 2000                        -            311            501            812
      Utilized in 2000                      (833)          (669)        (1,353)        (2,855)
      Transferred                           (190)             -            190              -
                                        --------        -------        -------       --------
      Balance 6/30/00                   $      -        $     -        $     -       $      -
                                        ========        =======        =======       ========

                                  10

     Additionally, the Label segment began restructuring certain of its operations in response to market changes and increasing costs. Severance and related expenses incurred in 2000 in connection with these activities have totaled $323,000.

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

     The Company's securitization is accounted for as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Therefore, the Company's accounts receivable have been reduced by the amount of receivables sold to MTRC and the retained interest in the pool of receivables has been reported as an investment available for sale, recorded at its estimated fair value. An allowance for doubtful accounts is also maintained for both receivables not included in the pool and for its retained interest in the pool. As of September 30, 2000, the Company had sold $143.7 million of accounts receivable to MTRC and MTRC had sold beneficial interests totaling $75.0 million to the securitization company.

     The Company is involved in various lawsuits incidental to its businesses. In management's opinion, it is not probable that an adverse determination against the Company relating to these suits would occur that would be material to the consolidated financial statements.

     In November 1996, the Company refinanced certain equipment under a sale/ leaseback arrangement. In 1997, the Company reacquired the equipment from the original lessor and sold and leased back such equipment from a new buyer-lessor. In August 2000, the Company entered into a renewed lease related to substantially the same pool of equipment, which added certain additional pieces as substitute for previously disposed equipment for a total fair value of approximately $23.5 million. In addition, the Company refinanced a new pool of equipment under a sale/leaseback arrangement with a fair value of $19 million. The proceeds were used to pay down the secured revolving line of credit.

     The leasebacks are classified as operating leases. At the end of the six year lease term, the Company may either (1) purchase the equipment for a specified amount, (2) sell the equipment on behalf of the lessor, or (3) return the equipment to the lessor for a fee. If the Company elects to return the equipment to the lessor at the end of the lease term, the Company has guaranteed a residual value of $17 million for the benefit of the lessor.

6.   SEGMENT INFORMATION

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Chief Operating Officer in assessing performance and deciding how to allocate resources. The Company does not allocate corporate overhead, interest (income) expense, amortization expense, gains and losses on disposal of assets or income taxes by segment in assessing performance. Operating segments of the Company are defined primarily by product line and consist of Commercial Printing, Envelope, Label and Printed Office Products. ABP segments were included in Mail-Well's segments as follows: Curtis 1000 and Discount Labels is included in Printed Office Products; International Envelope in Envelope; and Label Lynx in Label.

     The segment information that follows excludes the Jen-Coat operation, which is shown as a discontinued operation in the consolidated statements of operations for the three and nine-months ended September 30, 2000. See Note 2 for further information.

     Two locations were reclassified from Envelope to Commercial Printing and Printed Office Products, respectively, since the 1999 Form 10-K. Label Lynx was reclassified from Printed Office Products to Label since the March 31, 2000 Form 10-Q. Segment information for all periods has been restated to reflect these changes. Segment information as of and for the three and nine-months ended September 30, 2000 and 1999 is presented below:

                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                               --------------------------------   -------------------------------
                                                     2000           1999                2000           1999
                                                     ----           ----                ----           ----
      NET SALES TO EXTERNAL CUSTOMERS:
            Commercial Printing                   $  250,998     $  220,034          $  696,680     $  574,212
            Envelope                                 213,284        176,087             625,047        547,153
            Printed Office Products                   93,840         40,640             257,354        116,866
            Label                                     57,434         56,026             171,019        134,019
                                                  ----------     ----------          ----------     ----------
      Total                                       $  615,556     $  492,787          $1,750,100     $1,372,250
                                                  ==========     ==========          ==========     ==========

      OPERATING INCOME (LOSS):
            Commercial Printing                   $   12,138     $   20,184          $   44,765     $   48,437
            Envelope                                  23,539         21,812              65,334         69,070
            Printed Office Products                    9,183          3,544              26,815         10,552
            Label                                     (1,292)         4,623               6,647         10,245
            Corporate                                 (9,756)        (5,706)            (23,351)       (17,302)
                                                  ----------     ----------          ----------     ----------
      Total                                       $   33,812     $   44,457          $  120,210     $  121,002
                                                  ==========     ==========          ==========     ==========

      DEPRECIATION AND AMORTIZATION:
            Commercial Printing                   $    7,164     $    5,876          $   20,370     $   16,644
            Envelope                                   5,093          3,733              15,233         11,285
            Printed Office Products                    1,837            691               5,535          1,909
            Label                                      2,018          2,145               5,958          5,004
            Corporate                                  4,854          2,428              11,023          6,323
                                                  ----------     ----------          ----------     ----------
      Total                                       $   20,966     $   14,873          $   58,119     $   41,165
                                                  ==========     ==========          ==========     ==========

                                                 September 30,  December 31,
                                                     2000           1999
                                                     ----           ----
      IDENTIFIABLE ASSETS:
            Commercial Printing                   $  740,379     $  637,013
            Envelope                                 625,637        530,733
            Printed Office Products                  290,175        124,394
            Label                                    216,983        218,023
            Corporate                                (81,226)      (166,122)
                                                  ----------     ----------
      Total assets                                $1,791,948     $1,344,041
                                                  ==========     ==========

     Intercompany sales by segment include $1,713,000, $6,274,000, $3,111,000 and $662,000 for Commercial Printing, Envelope, Printed Office Products & Label, respectively for the three months of 2000 and $4,397,000, $11,940,000, $6,920,000 and $2,260,000, respectively for the nine-months of 2000. These amounts have been eliminated in consolidation and are excluded from the amounts above.

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

                                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                   Quarter Ended September 30, 2000
                                                            (in thousands)


                                                                            Combined       Combined
                                               Parent                      Guarantor     Nonguarantor
                                             Guarantor        Issuer      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                             ---------        ------      ------------   ------------   ------------   ------------
NET SALES                                      $     -       $113,963       $436,933        $64,660       $      -       $615,556

COST OF SALES                                        -         90,125        339,997         49,744              -        479,866
                                               -------       --------       --------        -------       --------       --------

GROSS PROFIT                                         -         23,838         96,936         14,916              -        135,690

OTHER OPERATING COSTS
Selling, administrative and other                   91         18,941         73,421          8,346              -        100,799
Restructuring costs                                  -            544            535              -              -          1,079
                                               -------       --------       --------        -------       --------       --------
      Total Other Operating Costs                   91         19,485         73,956          8,346              -        101,878
                                               -------       --------       --------        -------       --------       --------

OPERATING INCOME (LOSS)                            (91)         4,353         22,980          6,570              -         33,812

OTHER (INCOME) EXPENSE
Interest expense                                 1,974         18,116          7,409          2,749         (7,571)        22,677
Other (income) expense                          (2,212)        (5,391)          (103)           437          7,571            302
                                               -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES                                    147         (8,372)        15,674          3,384              -         10,833

PROVISION (BENEFIT) FOR
   INCOME TAXES                                      -         (3,173)         6,000          1,283              -          4,110
                                               -------       --------       --------        -------       --------       --------

INCOME (LOSS) BEFORE EQUITY
   IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES                                 147         (5,199)         9,674          2,101              -          6,723

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                      6,576         11,775          4,663              -        (23,014)             -
                                               -------       --------       --------        -------       --------       --------

NET INCOME                                     $ 6,723       $  6,576       $ 14,337        $ 2,101       $(23,014)      $  6,723
                                               =======       ========       ========        =======       ========       ========

                                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                   Quarter Ended September 30, 1999
                                                            (in thousands)

                                                                            Combined       Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries       Elim.      Consolidated
                                              ---------       ------      ------------   ------------       -----      ------------
NET SALES                                      $     -        $84,971       $325,848        $81,968       $      -       $492,787

COST OF SALES                                        -         66,126        253,666         60,340              -        380,132
                                               -------        -------       --------        -------       --------       --------

GROSS PROFIT                                         -         18,845         72,182         21,628              -        112,655

OTHER OPERATING COSTS                               42         17,092         38,872         12,192              -         68,198
                                               -------        -------       --------        -------       --------       --------

OPERATING INCOME (LOSS)                            (42)         1,753         33,310          9,436              -         44,457

OTHER (INCOME) EXPENSE
Interest expense                                 2,136         13,202          1,097            506         (2,212)        14,729
Other (income) expense                          (2,212)          (129)           340           (148)         2,212             64
                                               -------        -------       --------        -------       --------       --------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES                                     34        (11,320)        31,873          9,077              -         29,664

PROVISION (BENEFIT) FOR
   INCOME TAXES                                      -         (4,640)        14,486          2,317              -         12,163
                                               -------        -------       --------        -------       --------       --------

INCOME (LOSS) BEFORE EQUITY
   IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES                                  34         (6,680)        17,387          6,760              -         17,501

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                     17,467         24,147          4,613              -        (46,227)             -
                                               -------        -------       --------        -------       --------       --------

NET INCOME                                     $17,501        $17,467       $ 22,000        $ 6,760       $(46,227)      $ 17,501
                                               =======        =======       ========        =======       ========       ========

                                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                 Nine-months Ended September 30, 2000
                                                            (in thousands)

                                                                           Combined        Combined
                                                Parent                    Guarantor      Nonguarantor
                                              Guarantor       Issuer     Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                              ---------       ------     ------------    ------------   ------------  ------------
NET SALES                                      $     -       $339,841     $1,174,332       $235,927       $      -     $1,750,100

COST OF SALES                                        -        271,103        901,662        174,485              -      1,347,250
                                               -------       --------     ----------       --------       --------     ----------

GROSS PROFIT                                         -         68,738        272,670         61,442              -        402,850

OTHER OPERATING COSTS
Selling, administrative and other                  192         53,648        193,535         34,186              -        281,561
Restructuring costs                                  -            544            535              -              -          1,079
                                               -------       --------     ----------       --------       --------     ----------
   Total Other Operating Costs                     192         54,192        194,070         34,186              -        282,640
                                               -------       --------     ----------       --------       --------     ----------

OPERATING INCOME (LOSS)                           (192)        14,546         78,600         27,256              -        120,210

OTHER (INCOME) EXPENSE
Interest expense                                 6,062         57,280         23,087          1,898        (22,714)        65,613
Other (income) expense                          (6,635)       (16,256)          (645)           795         22,714            (27)
                                               -------       --------     ----------       --------       --------     ----------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF
  SUBSIDIARIES                                     381        (26,478)        56,158         24,563              -         54,624

PROVISION (BENEFIT) FOR
   INCOME TAXES                                      -        (10,069)        21,789          9,659              -         21,379
                                               -------       --------     ----------       --------       --------     ----------

INCOME (LOSS) BEFORE EQUITY
   IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES                                 381        (16,409)        34,369         14,904              -         33,245

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                     33,531         52,638         13,412              -        (99,581)             -
                                               -------       --------     ----------       --------       --------     ----------

INCOME FROM CONTINUING
   OPERATIONS                                   33,912         36,229         47,781         14,904        (99,581)        33,245

DISCONTINUED OPERATIONS                              -         (2,307)         2,009          1,356              -          1,058
                                               -------       --------     ----------       --------       --------     ----------

INCOME BEFORE
   EXTRAORDINARY ITEM                           33,912         33,922         49,790         16,260        (99,581)        34,303

EXTRAORDINARY ITEM                               1,838           (391)             -              -              -          1,447
                                               -------       --------     ----------       --------       --------     ----------

NET INCOME                                     $35,750       $ 33,531     $   49,790       $ 16,260       $(99,581)    $   35,750
                                               =======       ========     ==========       ========       ========     ==========

                                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                 Nine-months Ended September 30, 1999
                                                            (in thousands)

                                                                            Combined       Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor       Issuer      Subsidiaries   Subsidiaries      Elim.      Consolidated
                                              ---------       ------      ------------   ------------      -----      ------------
NET SALES                                      $     -       $274,246       $887,706       $210,298      $       -     $1,372,250

COST OF SALES                                        -        213,459        688,123        153,072              -      1,054,654
                                               -------       --------       --------       --------      ---------     ----------
GROSS PROFIT                                         -         60,787        199,583         57,226              -        317,596

OTHER OPERATING COSTS                              153         48,675        116,377         31,839              -        199,594
                                               -------       --------       --------       --------      ---------     ----------

OPERATING INCOME (LOSS)                           (153)        12,112         83,206         25,837              -        121,002

OTHER (INCOME) EXPENSE
Interest expense                                 6,407         35,479          2,101          4,194         (6,636)        41,545
Other (income) expense                          (6,635)          (467)          (305)           130          6,636           (640)
                                               -------       --------       --------       --------      ---------     ----------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES                                     75        (22,900)        81,410         21,512              -         80,097

PROVISION FOR
   INCOME TAXES                                      -         (9,387)        35,949          6,278              -         32,840
                                               -------       --------       --------       --------      ---------     ----------

INCOME (LOSS) BEFORE EQUITY
   IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES                                  75        (13,513)        45,461         15,234              -         47,257

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                     47,182         60,695         13,087              -       (120,964)             -
                                               -------       --------       --------       --------      ---------     ----------

NET INCOME                                     $47,257       $ 47,182       $ 58,548       $ 15,234      $(120,964)    $   47,257
                                               =======       ========       ========       ========      =========     ==========

                                  CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                      September 30, 2000
                                                        (in thousands)

                                                                           Combined        Combined
                                                Parent                    Guarantor      Nonguarantor
                                              Guarantor      Issuer      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                              ---------      ------      ------------    ------------  ------------   ------------
CURRENT ASSETS
Cash and cash equivalents                     $      -     $   10,217     $  (10,264)      $    553    $         -     $      506
Receivables, net                                     -          2,924        193,229         40,782              -        236,935
Investment in accounts receivable
   Securitization                                    -              -              -         64,756              -         64,756
Accounts receivable - other                          -         12,021          5,857          1,049              -         18,927
Inventories, net                                     -         48,991        102,965         24,027              -        175,983
Net assets of discontinued operations                -              -              -              -              -              -
Note receivable from issuer                    147,436              -              -              -       (147,436)             -
Other current assets                               349         38,543         23,015          2,491        (15,820)        48,578
                                              --------     ----------     ----------       --------    -----------     ----------
      Total current assets                     147,785        112,696        314,802        133,658       (163,256)       545,685

INVESTMENT IN SUBSIDIARIES                     399,180        925,408         60,484              -     (1,385,072)             -
PROPERTY, PLANT AND
   EQUIPMENT, NET                                    -        129,360        361,862         89,806              -        581,028
GOODWILL, NET                                        -         47,956        432,200         85,061              -        565,217
OTHER INTANGIBLES                                                 926         52,113            463                        53,502
NOTES RECEIVABLE FROM
   SUBSIDIARIES                                      -        245,000              -              -       (245,000)             -
OTHER ASSETS, NET                                3,723         56,375          2,252          4,158        (19,992)        46,516
                                              --------     ----------     ----------       --------    -----------     ----------
TOTAL                                         $550,688     $1,517,721     $1,223,713       $313,146    $(1,813,320)    $1,791,948
                                              ========     ==========     ==========       ========    ===========     ==========

CURRENT LIABILITIES
Accounts payable                              $      -     $   30,841     $  111,346       $ 18,237    $         -     $  160,424
Accrued compensation and vacation                    -         13,090         44,506          7,000              -         64,596
Other current liabilities                       12,234         69,878       (118,764)       145,804        (15,820)        93,332
Note payable to Parent                               -        147,436              -              -       (147,436)             -
Current portion of long-term debt
   and capital leases                                -         28,651          3,263         11,398              -         43,312
                                              --------     ----------     ----------       --------    -----------     ----------
      Total current liabilities                 12,234        289,896         40,351        182,439       (163,256)       361,664

LONG-TERM DEBT AND
   CAPITAL LEASES                              139,063        746,077         19,837         14,870              -        919,847
NOTES PAYABLE TO ISSUER                              -              -        245,000              -       (245,000)             -
Deferred income taxes                                -         62,313         12,157         10,972              -         85,442
OTHER LONG-TERM
   LIABILITIES                                       -         20,255         24,723            618        (19,992)        25,604
                                              --------     ----------     ----------       --------    -----------     ----------
      Total liabilities                        151,297      1,118,541        342,068        208,899       (428,248)     1,392,557

SHAREHOLDERS' EQUITY                           399,391        399,180        881,645        104,247     (1,385,072)       399,391
                                              --------     ----------     ----------       --------    -----------     ----------
TOTAL                                         $550,688     $1,517,721     $1,223,713       $313,146    $(1,813,320)    $1,791,948
                                              ========     ==========     ==========       ========    ===========     ==========

                                   CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                      December 31, 1999
                                                       (in thousands)

                                                                            Combined       Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor      Issuer       Subsidiaries   Subsidiaries     Elim.       Consolidated
                                              ---------      ------       ------------   ------------     -----       ------------
CURRENT ASSETS
Cash and cash equivalents                     $      -     $   27,667      $ (28,003)      $  3,954    $         -     $    3,618
Receivables, net                                     -             87         35,860         49,097              -         85,044
Investment in accounts receivable
   Securitization                                    -              -              -         54,396              -         54,396
Accounts receivable - other                          -          8,572         10,004          2,188              -         20,764
Inventories, net                                     -         36,337         82,277         26,142              -        144,756
Note receivable from Issuer                    147,436              -              -              -       (147,436)             -
Other current assets                               345         24,247          3,597          4,348         (6,986)        25,551
                                              --------     ----------      ---------       --------    -----------     ----------
      Total current assets                     147,781         96,910        103,735        140,125       (154,422)       334,129

INVESTMENT IN SUBSIDIARIES                     377,318        663,928         48,574              -     (1,089,820)             -
PROPERTY, PLANT AND
   EQUIPMENT, NET                                    -        104,938        323,180        104,038              -        532,156
GOODWILL, NET                                        -         45,460        279,252        128,771              -        453,483
NOTE RECEIVABLE FROM
   SUBSIDIARIES                                      -        245,000              -              -       (245,000)             -
OTHER INTANGIBLES, NET                               -          1,130          3,640              -              -          4,770
OTHER ASSETS, NET                                2,943         31,387            211          8,432        (23,470)        19,503
                                              --------     ----------      ---------       --------    -----------     ----------
TOTAL                                         $528,042     $1,188,753      $ 758,592       $381,366    $(1,512,712)    $1,344,041
                                              ========     ==========      =========       ========    ===========     ==========

CURRENT LIABILITIES
Accounts payable                              $      -     $   19,499      $  79,447       $ 23,794    $         -     $  122,740
Accrued compensation and vacation                    -          8,388         32,638          9,016              -         50,042
Other current liabilities                          682         99,317       (163,815)       123,801         (6,986)        52,999
Note payable to Parent                               -        147,436              -              -       (147,436)             -
Current portion of long-term debt
      And capital leases                             -            674          4,652          8,563              -         13,889
                                              --------     ----------      ---------       --------    -----------     ----------
      Total current liabilities                    682        275,314        (47,078)       165,174       (154,422)       239,670

LONG-TERM DEBT AND
   CAPITAL LEASES                              152,050        472,180          6,690         22,170              -        653,090
NOTE PAYABLE TO ISSUER                               -              -        245,000              -       (245,000)             -
DEFERRED INCOME TAXES                                -         57,881              -          9,709         (3,478)        64,112
OTHER LONG-TERM
   LIABILITIES                                       -          2,560         25,160            623        (19,992)         8,351
                                              --------     ----------      ---------       --------    -----------     ----------
   Total liabilities                           152,732        807,935        229,772        197,676       (422,892)       965,223
MINORITY INTEREST                                    -          3,500              -              8              -          3,508
SHAREHOLDERS' EQUITY                           375,310        377,318        528,820        183,682     (1,089,820)       375,310
                                              --------     ----------      ---------       --------    -----------     ----------
TOTAL                                         $528,042     $1,188,753      $ 758,592       $381,366    $(1,512,712)    $1,344,041
                                              ========     ==========      =========       ========    ===========     ==========

                                       CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             Nine-months ended September 30, 2000
                                                       (in thousands)

                                                                           Combined        Combined
                                                Parent                    Guarantor      Nonguarantor
                                              Guarantor      Issuer      Subsidiaries    Subsidiaries   Elimination   Consolidated
                                              ---------      ------      ------------    ------------   -----------   ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES                       $ (2,229)    $  (12,991)     $101,547       $  (6,629)     $       -    $   79,698
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of cash
         acquired                                    -              -       (32,168)       (313,409)             -      (345,577)
      Proceeds from the sale of
         discontinued operations                              110,646                                                    110,646
      Capital expenditures                           -        (10,399)      (37,685)         (8,908)             -       (56,992)
      Investment in marketable
         securities, net                        (1,500)           489         1,160         (12,142)             -       (11,993)
      Investment in subsidiaries                 4,560       (362,584)            -               -        358,024             -
      Other investing activities                13,727          2,730         1,655          84,734        (73,500)       29,346
                                              --------     ----------      --------       ---------      ---------    ----------
            Net cash used in investing
               activities                       16,787       (259,118)      (67,038)       (249,725)       284,524      (274,570)
CASH FLOWS FROM FINANCING ACTIVITIES
      Changes due to accounts
         receivable securitization, net              -        (22,784)      (50,716)        (73,500)        73,500       (73,500)
      Net proceeds from common stock
         issuance                                  255              -             -               -              -           255
      Proceeds from long-term debt                   -      1,046,000             -           9,989              -     1,055,989
      Repayments of long-term debt and
         capital lease obligations              (9,998)      (745,584)        1,991         (14,084)             -      (767,675)
      Debt issuance costs                            -        (14,913)            -               -              -       (14,913)
      Investment by parent                           -         (4,560)       31,955         330,629       (358,024)            -
      Treasury stock purchase/stock
         redemption                                            (4,815)                                                    (4,815)
      Other financing activities                     -         (3,500)            -               -              -        (3,500)
                                              --------     ----------      --------       ---------      ---------    ----------
            Net cash provided by financing
               activities                      (14,558)       254,659       (16,770)        253,034       (284,524)      191,841
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                   -              -             -             (81)             -           (81)
                                              --------     ----------      --------       ---------      ---------    ----------
NET CHANGE IN CASH AND
   CASH EQUIVALENTS                                  -        (17,450)       17,739          (3,401)             -        (3,112)
BALANCE AT BEGINNING OF
   YEAR                                              -         27,667       (28,003)          3,954              -         3,618
                                              --------     ----------      --------       ---------      ---------    ----------
BALANCE AT END OF YEAR                        $      -     $   10,217      $(10,264)      $     553      $       -    $      506
                                              ========     ==========      ========       =========      =========    ==========

                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                              Nine-months ended September 30, 1999
                                                         (in thousands)

                                                                            Combined       Combined
                                                Parent                     Guarantor     Nonguarantor
                                              Guarantor      Issuer       Subsidiaries   Subsidiaries      Elim.      Consolidated
                                              ---------      ------       ------------   ------------      -----      ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES                        $ 2,568      $ 100,735      $ (20,392)     $ (92,407)     $  97,400      $  87,904
CASH FLOWS FROM
   INVESTING ACTIVITIES
      Acquisition costs, net of cash
         acquired                                    -              -        (77,925)      (115,447)             -       (193,372)
      Capital expenditures                           -         (9,905)       (44,149)        (8,796)             -        (62,850)
      Investment in subsidiaries                     -       (219,680)       (91,649)             -        311,329              -
      Other investing activities                (3,240)             1          4,134          1,287            672          2,854
                                               -------      ---------      ---------      ---------      ---------      ---------
            Net cash used in investing
               activities                       (3,240)      (229,584)      (209,589)      (122,956)       312,001       (253,368)
CASH FLOWS FROM FINANCING
   ACTIVITIES
      Changes due to accounts
         receivable securitization, net              -         43,482         53,918         77,400        (97,400)        77,400
      Net proceeds from common stock
         issuance                                  672              -              -              -              -            672
      Proceeds from long-term debt                   -        312,235              -          9,805              -        322,040
      Repayments of long-term debt and
         capital lease obligations                   -       (216,337)        (2,774)       (10,439)             -       (229,550)
      Investment by parent                           -            672        173,228        138,101       (312,001)             -
      Other financing activities                     -         (1,433)             -              -              -         (1,433)
                                               -------      ---------      ---------      ---------      ---------      ---------
            Net cash provided by financing
               activities                          672        138,619        224,372        214,867       (409,401)       169,129
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                   -              -              -            107              -            107
                                               -------      ---------      ---------      ---------      ---------      ---------
NET CHANGE IN CASH AND
   CASH EQUIVALENTS                                  -          9,770         (5,609)          (389)             -          3,772
BALANCE AT BEGINNING OF YEAR                         -          6,952         (7,311)         1,734              -          1,375
                                               -------      ---------      ---------      ---------      ---------      ---------
BALANCE AT END OF YEAR                         $     -      $  16,722      $ (12,920)     $   1,345      $       -      $   5,147
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

CONSOLIDATED RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999

   Net sales for the quarter ended September 30, 2000 increased 24.9% to $615.6 million compared to net sales of $492.8 million for the quarter ended September 30, 1999. This increase in net sales was attributable to sales from companies acquired during 2000, a full quarter of sales from companies acquired during 1999, internal growth in Commercial Printing and Envelope, and pricing within the Printed Office Products segment offset by a decline in volume in Printed Office
Products and unfavorable pricing within the Envelope segment.

   Gross profit of $135.7 million for the quarter ended September 30, 2000 represents a 20.4% increase over the $112.7 million of gross profit earned during the quarter ended September 30, 1999. The increase in gross profit was due primarily to acquisitions and was reduced by charges totaling $9.7 million incurred principally to write-down assets at certain Commercial Printing and Label plants. Management does not expect these charges to recur. Expressed as a percentage of net sales, gross profit decreased by 90 basis points to 22.0% for the quarter ended September 30, 2000 compared to 22.9% for the quarter ended September 30, 1999. Excluding the nonrecurring charges, gross profit as a percentage of sales was 23.6%. The higher percentage is due primarily to the impact of acquisitions offset by the unfavorable pricing within Envelope.

   Expressed as a percentage of net sales, other operating costs (which includes selling, administrative, amortization and other expenses) increased to 16.4% for the quarter ended September 30, 2000 from 13.8% in the quarter ended September 30, 1999. The increase was due primarily to the impact of acquisitions including the impact of higher amortization expense, and higher selling and administrative expenses within Commercial Printing.

   Operating income decreased to $33.8 million for the quarter, down from $44.5 million earned in the third quarter of September 30, 1999. Operating income was negatively impacted by nonrecurring charges, which totaled $10.1 million and restructuring charges of $1.1 million. Excluding nonrecurring and restructuring charges, operating income for the third quarter was $45.0 million. Operating income in the third quarter contributed by operations acquired in 2000 and 1999 was partially offset by higher amortization expense due to these acquisitions and lower earnings primarily in Commercial Printing and the traditional forms business of Printed Office Products.

   Income from continuing operations for the quarter ended September
30, 2000, decreased to $6.7 million from $17.5 million earned in the third quarter of 1999. Net income excluding nonrecurring and restructuring charges was $13.2 million. The decrease in net income was caused by lower operating income and increased interest expense due to acquisitions and higher interest rates. Earnings per diluted share from continuing operations decreased to $0.14 in the quarter compared to $0.32 earned in the third quarter of 1999. Excluding nonrecurring and restructuring charges, earnings per diluted share was $0.25 for the third quarter of 2000.

   Management is evaluating all of its operations in response to pricing pressures and changing business conditions. Through this evaluation, management expects to identify and accelerate profit enhancement programs that will result in additional restructuring charges by December 31, 2000.

NINE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1999

   Net sales for the nine-months ended September 30, 2000 increased 29.0% to $1,750.1 million compared to net sales of $1,372.3 million for the nine-months ended September 30, 1999. This increase in net sales was attributable to sales from companies acquired during 2000, a full nine-months of sales from companies acquired during 1999 and internal growth in Commercial Printing, Envelope and Label offset by a decline in volume in Printed Office Products and unfavorable pricing within the Envelope segment.

   Gross profit of $402.9 million for the nine-months ended September 30, 2000 represents a 26.8% increase over the nine-months ended September 30, 1999. Gross profit as of September 30, 2000 was negatively impacted by adjustments totaling $9.7 million to write-down assets at certain Commercial Printing and Label plants. Management does not expect these charges to recur. Expressed as a percent of net sales, gross profit decreased slightly to 23.0% from 23.1% for the nine-months ended September 30, 1999. Excluding the nonrecurring charges, gross margin would have been 23.6%. The higher percentage was due primarily to the impact of acquisitions offset by lower margins in the Envelope segment during the second quarter as a result of its strategy to grow sales volume by lowering prices.

   Selling, administrative and other costs as a percentage of sales were 16.1% for the nine-months ended September 30, 2000 compared to 14.3% for the comparable period in 1999. This increase was due mainly to the impact of acquisitions.

   Operating income was $120.2 for the nine-months ended September
30, 2000, $0.8 million lower than the $121.0 million reported in 1999. Operating income was negatively impacted by additional nonrecurring charge, which totaled $10.1 and restructuring charges of $1.1 million. Excluding the nonrecurring and restructuring charges, operating income would have been $131.4 million.

   Income from continuing operations for the nine-months ended
September 30, 2000 decreased to $33.2 million from $47.3 million earned in the nine-months of the prior year. Income from continuing operations without nonrecurring charges and the restructuring charge would have been $39.7 million. The decline in income from continuing operations was the result of lower operating income and increased interest expense due to acquisitions and higher interest rates. Earnings per diluted share from continuing operations decreased to $0.65 for the nine-months ended September 30, 2000 from $0.97 reported in 1999. Excluding nonrecurring charges and the restructuring charges, earnings per diluted share was $0.76.

RESULTS OF BUSINESS SEGMENT OPERATIONS

COMMERCIAL PRINTING
-------------------

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999

   NET SALES--Net sales increased by $31.0 million (14.1%) to $251.0 million for the quarter ended September 30, 2000 from the $220.0 million reported in the third quarter of 1999. Acquisitions in 1999 and 2000 accounted for $20.4 million of the sales increase. Volume increased approximately 4.5% in the quarter compared to the comparable period of 1999.

   OPERATING INCOME--Gross profit totaled $50.0 million in the quarter, 19.9% of sales, compared to $49.4 million, 22.4% of sales, reported in the third quarter of 1999. Operating income was $12.1 million in the quarter, down from $20.2 million earned in 1999. Results were adversely affected by charges, which management does not expect to recur, of $6.0 million recorded during the quarter principally to write-down assets at its plants in Indianapolis and Atlanta. Also included in the results of the quarter was severance expense of $0.2 million related to the segment's 1998 restructuring plans. Operating income for the quarter excluding the nonrecurring adjustments and restructuring expenses, was $18.4 million. Operating income in the third quarter was lower than in 1999 due to a large bad debt and higher segment administrative expenses.

NINE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1999

   NET SALES--Net sales increased $122.5 million (21.3%) to $696.7 million for the nine-months ended September 30, 2000 from sales of $574.2 million reported during the nine-months ended September 30, 1999. The sales increase was due to volume increases of approximately 7.5% with the balance due to the impact of acquisitions in 1999 and 2000.

   OPERATING INCOME--Gross profit was $149.4 million, 21.4% of sales, for the nine-months ended September 30, 2000 compared to $128.4 million, 22.4% of sales, during the nine-months ended September 30, 1999. Operating income for the nine-months ended September 30, 2000 was $44.8 million, down from $48.4 million earned in 1999. Results were adversely affected by charges, which management does not expect to recur, of $6.0 million recorded during the third quarter principally to write-down assets at its plants in Indianapolis and Atlanta. Results for the nine-months ended September 30, 2000 excluding nonrecurring charges and restructuring charges ($0.2 million) were $51.0 million. The increase was due primarily to operating income contributed by companies acquired in 2000 and 1999.

ENVELOPE
--------

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999

   NET SALES--Net sales were $213.3 million, an increase of $37.2 million (21.1%) for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. The increase was attributable to sales of $27.6 million from companies acquired during 2000 and a full quarter of sales from a company acquired during 1999 and from unit volume growth.

   OPERATING INCOME--Gross profit for the quarter increased to $46.8 million from $41.3 million in the third quarter of 1999. This increase was due to the impact of acquisitions. Gross margin decreased to 22.0% in the current quarter from 23.4% in the third quarter of 1999. The decline in gross margin was due primarily to competitive pricing pressures, higher paper prices and higher manufacturing costs.
Operating income increased to $23.5 million in the quarter from $21.8 million earned in the third quarter of 1999. The increase in operating income was primarily the result of acquisitions, offset by severance and moving expenses associated with the 1998 restructuring plan totaling $0.5 million. Excluding the restructuring charges, operating income was $24.0 million.

NINE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1999

   NET SALES--For the nine-months ended September 30, 2000, net sales of the Envelope segment were $625.0 million, an increase of $77.9 million (14.2%) compared to the nine-months ended September 30, 1999. Acquisitions during 2000 and 1999 accounted for $65.4 million of the increase in net sales. The remaining portion of the increase was due to higher volume, which more than offset the impact on revenue of lower pricing.

   OPERATING INCOME--Gross margin for the nine-months ended September 30, 2000 declined 270 basis points to 21.6% compared to the comparable period of the prior year. Operating income was $65.3 million for the nine-months ended September 30, 2000, down $3.7 million (5.4%) from operating income earned in the comparable period in 1999 and, included a restructuring charge of $0.5 million. This decline in operating income was due to general pricing pressures, higher paper prices and changes in product mix, which more than offset operating income contributed by operations acquired in 2000 and 1999. Most of this loss of profitability occurred in the first half of 2000 due to management's strategy to grow sales volume by lowering prices. Excluding the restructuring charges, operating income was $65.9 million.

PRINTED OFFICE PRODUCTS
-----------------------

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999

   NET SALES--Net sales increased by $53.2 million to $93.8 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. This 130.9% increase in net sales was attributable to sales of $56.3 million from companies acquired during 2000 offset by sales declines in the traditional forms business.

   OPERATING INCOME--Gross margin increased to 31.9% in the quarter from 22.7% in the prior year reflecting a change in the mix of products sold as a result of acquisitions. Gross margin excluding acquisitions declined to 21.3% in the current quarter. This decline was due an inability to pass on paper price increases to customers. Operating expenses as a percent of sales also increased to 22.1% in the quarter from 14.0% in 1999, mostly as a result of the acquisitions and higher administrative expenses. Operating income in the third quarter was $9.2 million, an increase of $5.6 million from the third quarter of 1999.
The increase in operating income was the result of acquisitions in 2000, reduced gross profits and higher administrative expenses due to having a fully staff segment headquarter office.

NINE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1999

   NET SALES--Net sales increased by $140.5 million to $257.4 million for the nine-months ended September 30, 2000 compared to the nine-months ended September 30, 1999. This 120.2% increase in net sales was attributable to sales of $148.8 million from companies acquired during 2000 and 1999 offset by decreases in volume in the traditional forms business.

   OPERATING INCOME--Gross margins improved to 31.5% as of September
30, 2000 from 20.8% of the comparable period of 1999. This improvement was the result of acquisitions, which have had a significant impact on the mix of products sold. The acquired companies have also caused an increase in operating expenses to 21.1% as of September 30, 2000 compared to 11.8% as of September 30, 1999. Operating income for the nine-months ended September 30, 2000 was $26.8 million, an increase of $16.2 million compared to operating income earned during the nine-months ended September 30, 1999. This increase was due to the earnings of companies acquired in 1999 and 2000 offset by lower profits in the traditional forms business.

LABEL
-----

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999

   NET SALES--Net sales increased by $1.4 million (2.5%) to $57.4 million for the quarter ended September 30, 2000 from the $56.0 million reported in the third quarter of 1999. An acquisition in 2000 accounted for most of sales increase.

   OPERATING INCOME--The Label segment lost $1.3 million in the third quarter of 2000 compared to earnings of $4.6 million in the third quarter of 1999. The loss was due primarily to charges recorded in the quarter principally to write-down assets at its plant in Bowling Green, Kentucky and one of its plants in the United Kingdom. These charges totaled $4.1 million and management does not expect them to recur. Additionally, severance costs related to restructuring totaled $0.3 million during the quarter. Excluding nonrecurring charges and severance expenses, operating income was $3.1 million for the third quarter of 2000. Results were lower in the third quarter compared to the third quarter of 1999 because of the economic environment in the United Kingdom, inefficiencies at a plant closed in the quarter and lower sales to the soft drink market.

NINE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1999

   NET SALES--Net sales increased $37.0 million (27.6%) to $171.0 million for the nine-months ended September 30, 2000 from the $134.0 million for the nine-months ended September 30, 1999. The sales increase was due to volume increases of approximately 4.7% and the impact of acquisitions in 1999 and 2000.

   OPERATING INCOME--Gross profit was $36.4 million, 21.3% of sales, for the nine-months ended September 30, 2000 compared to $32.4 million, 24.2% of sales, during the nine-months ended September 30, 1999. The dollar increase was due to the impact of acquisitions in 2000 and 1999 and improved profitability of the glue applied operations offset by lower profits in the United Kingdom and nonrecurring asset write-downs. Operating income for the nine-months ended September 30, 2000 was $6.6 million, down from $10.2 million earned in 1999. Operating income was negatively impacted by charges, which totaled $4.1 million, to write-down assets at its plant in Bowling Green, Kentucky and one of its plants in the United Kingdom. Management does not expect these charges to recur. Additionally, severance costs related to restructuring totaled $0.3 million. Excluding nonrecurring charges and severance expenses, results were $11.1 million for the nine-months ended September 30, 2000.

CORPORATE
---------

   The Company leases certain of its major production equipment under an operating lease. The business segments treat this equipment as though it was owned and the excess of the operating lease expense over depreciation expense is recorded as a corporate expense. The Company considers amortization of goodwill and other intangibles as a corporate expense and thus does not include amortization of goodwill and other intangibles in segment results. In addition, corporate expenses include corporate administrative expense, loss (gain) on disposal of assets and the reduction of cost of sales from certain supplier rebate programs not allocated to segments.

   Corporate expenses increased for the quarter and nine-months ended September 30, 2000 by $4.0 million and $6.0 million, respectively, over the comparable periods in 1999. The increases are the result of higher amortization expense and operating lease expense, offset by an increase in supplier rebates recorded at the corporate level. Amortization expense increased as a result of the acquisitions made in 1999 and 2000 and includes a $1.3 million charge in the third quarter due to purchase accounting adjustments made during the quarter.

INTEREST EXPENSE
----------------

   Interest expense, including accounts receivable securitization discount, increased $8.0 million and $24.1 million, respectively, for the quarter and nine-months ended September 30, 2000 compared to the same periods of 1999. Both increases occurred as a result of higher average bank debt balances, primarily due to acquisitions, an increase in the weighted-average borrowing rate due to the refinancing of certain bank facilities and a general increase in market interest rates. The Company continued to participate in its accounts receivable securitization agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $75.0 million until July 2004. At September 30, 2000 and 1999, $143.7 million and $130.0 million, respectively, had been sold under this agreement. The receivables were sold at a discount slightly above the prevailing commercial paper rate, plus certain other fees.

INCOME TAX EXPENSE
------------------

   The effective tax rate was 37.9% and 39.1% for the quarter and nine-months periods ended September 30, 2000, respectively, compared to 41.0% for both periods in 1999. The effective tax rate was higher than the federal statutory rates due to state and provincial income taxes and certain goodwill amortization that is not tax deductible. See Note 9 of the Notes to Consolidated Financial Statements included in the Company's 1999 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOW
--------------------

   Net cash flow provided by operating activities was $79.7 million and $87.9 million for the nine-months ended September 30, 2000 and 1999, respectively. The decrease in cash flow provided by operating activities was due primarily to lower net income during the nine-months ended September 30, 2000 compared to the nine-months ended September 30, 1999. The increase in depreciation and amortization to $64.8 million during the nine-months ended September 30, 2000 from $42.8 million in 1999 was due primarily to acquisitions made in 2000 and 1999. The working capital increase during the nine-months ended September 30, 2000 was $13.1 million less than the comparable period of 1999 due to improved management of working capital. Cash provided by the change in other assets and liabilities was $15.7 million less in 2000 than in 1999.

   Acquisitions required cash payments of $345.6 million and $193.4 million for the nine-months ended September 30, 2000 and 1999, respectively. Proceeds from the sale of discontinued operations at the end of the third quarter of 2000 contributed $110.6 million to cash flow from investing activities (See footnote 2 of the financial statements contained in Item 1 for further discussion). Capital expenditures were $57.0 million during the first nine months of 2000 compared to $62.9 million in 1999. The investment in equity securities of $12.0 million during the nine-months ended September 30, 2000 resulted from funding of supplemental retirement benefits of certain employees or former employees of ABP and an investment in Sprockets.com.

   Net cash flow from financing activities was $191.8 million and $169.1 million for the nine-months ended September 30, 2000 and 1999, respectively. See footnote 3 of the financial statements contained in
Item 1 for explanation of the 2000 financing activities. Includes in financing activities was the purchase on the open market of 701,100 shares of the Company's common stock for an average price of $6.86. As of November 3, 2000, the Company had purchased 1,611,100 shares of the Company's common stock at an average price of $5.55, or a total of $9,009,541. Therefore, the Company has approximately $990,000 available under the Board of Directors approval of up to $10 million.

   At September 30, 2000, the Company had approximately $235.5 million of available credit under its various credit facilities.

FOREIGN CURRENCY
----------------

   The Company's foreign currency exposure primarily relates to its Canadian & U.K. operations. Net sales provided by the Canadian operations for the nine-months ended September 30, 2000 and 1999 was USD $160.4 million and USD $142.7 million, respectively. The impact of the change in Canadian Dollar exchange rates was immaterial. Net sales provided by the U.K. operations for the nine-months ended September 30, 2000 and 1999 was USD $23.9 million and USD $20.3 million respectively. The impact of the change in U.K. Dollar exchange rates was immaterial.

SEASONALITY AND ENVIRONMENT
---------------------------

   As the Company expands its Commercial Printing and Label segments, it has become more impacted by seasonality. Management expects higher sales in the first and third quarters in the Commercial Printing segment because of annual report and car brochure business. In addition, the third quarter is traditionally the strongest for the Label segment.

   The effects of environmental matters had no material financial impact on the historical operations of the Company and are not expected to have a material effect on the Company's liquidity and capital resources going forward.

NEW ACCOUNTING PRONOUNCEMENTS

   In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), as amended, which will be effective beginning in the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedging accounting criteria are met. Because of the Company's minimal hedging and derivative activity, management does not anticipate that the adoption of the Statement will have a significant impact on its operations and financial position.

   We will adopt Financial Accounting Standards Board (FAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the disclosure portions in the fourth quarter of 2000. The non-disclosure portions of FAS No. 140 will be adopted March 31, 2001. Management has not yet determined what the effect of the non-disclosure portions of FAS No. 140 will be on the earnings and financial position of the Company.

   The Emerging Issues Task Force resolved Issue No. 00-10
"Accounting for Shipping and Handling Fees and Costs". The Issue requires billings to a customer for shipping and handling to be classified as revenue. The Issue did not determine the classification of costs incurred for shipping and handling, but management has determined it will be classified as cost of sales. For historical income statement classification, these items have been netted in selling or cost of goods sold. Although management has not completed it restatement of the prior period financial statements, sales and cost of goods sold for the nine-months ended September 30, 2000 would be $1,807,342,000 and $1,403,276,000, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to certain market risks, including foreign currency and interest rate risks. The foreign currency risk for foreign currency denominated debt obligations (USD$22,835,000 at September 30, 2000) and the interest rate risk for the investment in accounts receivable securitization ($64,756,000 at September 30, 2000) are not considered to be significant since the difference between the fair values and carrying values are not material to the company's financial position. The Company's cash flows from operations and earnings are affected by changes in short-term interest rates since a large portion of its credit agreements include rates variable with LIBOR. As of September 30, 2000, $477.5 million of variable rate debt was outstanding. The fair value of the Company's fixed rate long-term debt is affected by changes in long-term interest rates.

   See Item 3 of the Company's June 30, 2000 Form 10-Q for quantitative and qualitative disclosures about market risk related to variable rate long-term debt. No significant changes in market risk have occurred since that filing.

   See Item 7A of the Company's 1999 Form 10-K for quantitative and qualitative disclosures about market risk related to fixed rate long-term debt. No significant changes in market risk have occurred since that filing.

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT
NUMBER  DESCRIPTION OF EXHIBIT
------  ----------------------

3(i)    Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)   Bylaws of the Company - incorporated by reference from Exhibit
          3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1 Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).
4.2 Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 - incorporated by reference from
          Exhibit 4.2 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.3 Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of
          Convertible Note - incorporated by reference from Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3 dated November
          10, 1997 (Reg. No. 333-36337).
4.4 Indenture dated as of December 16, 1998 between Mail-Well I Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5 Form of Senior Subordinated Note. Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1 Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from
          Exhibit 10.17 of the Company's Registration Statement on
          Form S-1 dated March 25, 1994.
10.2 Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from Exhibit
          10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4 Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.
10.5    Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
          1997 - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.6 Form of 1994 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's
          Registration Statement on Form S-1 dated March 25, 1994.
10.7 Form of the Company Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8 Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan - incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.9 1997 Non-Qualified Stock Option Agreement - incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10 Mail-Well, Inc. 1998 Incentive Stock Option Plan - incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.11 Form of 1998 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.12 Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto - incorporated by reference from
          Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.13 Receivables Purchase Agreement dated as of July 1, 1999 among Mail-Well Trade Receivables Corporation, as Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as Administrator; and First Amendment thereto - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999.
10.14 Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999; and First Amendment thereto - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.15 Servicing Agreement dated as of July 1, 1999 by and among Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator; and First Amendment thereto - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999.
10.16 Merger Agreement and Plan of Merger by and among American Business Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000 - incorporated by reference from Exhibit (c) (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the commission on January 21, 2000.
10.17 Change of Control Agreement dated November 15, 1999, between the Company and Gerald F. Mahoney - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.18 Change of Control Agreement dated November 15, 1999, between the Company and Paul V. Reilly - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.19 Change of Control Agreement dated November 15, 1999, between the Company and Gary Ritondaro - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.20 Change of Control Agreement dated November 15, 1999, between the Company and Robert Meyer - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21 Change of Control Agreement dated November 15, 1999, between the Company and Michael A. Zawalski - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.22 Credit Agreement dated as of February 18, 2000 among Mail-Well I Corporation, Bank of America, N.A., as Administrative
          Agent and Letter of Credit Issuing Bank, ABN AMRO Bank,
          N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto.
10.23 Security Agreement dated as of February 18, 2000, by and among Mail-Well I Corporation, Mail-Well, Inc., certain other affiliates of the Company and Bank of America, N.A., as agent.
27.1  * Financial Data Schedule for three-months ended September 30,
          2000.
27.2  * Financial Data Schedule for three-months ended September 30,
          1999.

[FN]
-----------
*  Filed herewith.

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

                                    MAIL-WELL, INC.
                                    (Registrant)


                                    By /s/ Gerald F. Mahoney
                                      -----------------------------
Date: November 13, 2000                    Gerald F. Mahoney
                                           Chairman of the Board/
                                           Chief Executive Officer


                                    By /s/ William W. Huffman, Jr.
                                      -----------------------------
Date: November 13, 2000                    William W. Huffman, Jr.
                                           Corporate Controller