Form 10-K405
period 2000-12-31
MAIL WELL INC
filed 2001-03-22
CIK 920321

-----------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
            [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000
                       Commission file number 1-12551

                               MAIL-WELL, INC.
           (Exact name of Registrant as specified in its charter.)

           COLORADO                                  84-1250533
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

              8310 S. VALLEY HIGHWAY, #400, ENGLEWOOD, CO 80112
             (Address of principal executive offices)   (Zip Code)

                                303-790-8023
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                                        NAME OF EACH
          TITLE OF EACH CLASS                   EXCHANGE ON WHICH REGISTERED
          -------------------                   ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001 was $285,893,407.

As of March 9, 2001, the Registrant had 49,273,626 shares of Common Stock, $0.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this form (Items 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting of Stockholders to be held on or about May 1, 2001.

----------------------------------------------------------------------------

                                                 TABLE OF CONTENTS
                                                                                                             Page
                                                                                                             ----
                                                      PART I
Item 1.      Business                                                                                          1
             The Company.......................................................................................1
             The Printing Industry.............................................................................1
             Acquisitions......................................................................................1
             Products..........................................................................................2
             Services..........................................................................................2
             Marketing and Distribution........................................................................3
             Printing and Manufacturing........................................................................4
             Materials and Supply Arrangements.................................................................4
             Patents, Trademarks and Brand Names...............................................................5
             Competition.......................................................................................5
             Seasonality.......................................................................................5
             Employees.........................................................................................6
             Environmental.....................................................................................6
Item 2.      Properties........................................................................................6
Item 3.      Legal Proceedings.................................................................................6
Item 4.      Submission of Matters to a Vote of Security Holders...............................................6

                                                      PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholders Matters............................7
Item 6.      Selected Financial Data...........................................................................7
Item 7.      Management Discussion and Analysis of Financial Condition and Results of Operations...............8
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................................16
Item 8.      Financial Statements and Supplementary Data......................................................17
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............50

                                                     PART III

Item 10.     Directors and Executive Officers of Registrant...................................................50
Item 11.     Executive Compensation...........................................................................52
Item 12.     Security Ownership of Certain Beneficial Owners and Management...................................52
Item 13.     Certain Relationships and Related Transactions...................................................52

                                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................52

                                   PART I


ITEM 1.  BUSINESS

THE COMPANY

Mail-Well, Inc. is one of the largest printers in North America competing in the following market segments:

          * Commercial Printing

          * Envelope

          * Label

          * Printed Office Products

We have been a leading consolidator in the highly fragmented printing industry. Since our inception in February 1994 through December 31, 2000, we have completed 58 acquisitions in the printing industry, for purchase prices ranging from $2.5 million to $339 million. We currently operate 142 printing facilities and numerous sales offices throughout North America and four printing facilities in the United Kingdom.

Please refer to Note 13 of our consolidated financial statements included elsewhere in this report for additional information concerning our operating and geographic segments.

THE PRINTING INDUSTRY

The printing industry is one of the largest and most fragmented industries in the United States with total estimated 2000 sales of $163 billion among an estimated 47,667 printing businesses, according to the Printing Industry of America, Inc. The printing industry includes general commercial printing, financial printing, printing and publishing of books, newspapers and periodicals, quick printing and production of business forms and greeting cards.

ACQUISITIONS

The Company commenced operations in February 1994 with the acquisition of the Mail-Well envelope division of Georgia Pacific and Pavey Envelope and Tag Corp. From 1994 to 1999 we made 53 acquisitions in the printing industry. During 2000, we completed the following five acquisitions in various printing segments:

COMPANY                                  LOCATION                       DATE         SEGMENT        REVENUES(1)
-------                                  --------                       ----         -------        -----------
Braceland Brothers, Inc.                 Philadelphia, Pennsylvania;    January      Commercial     $30.3
                                         Atlanta, Georgia; and
                                         Steubenville, Ohio
American Business Products               Various                        February     Various        $475.9
Craftsmen Litho, Inc.                    Waterbury, Connecticut         May          Commercial     $12.8
Strathmore Press, Inc.                   Cherry Hill, New Jersey        June         Commercial     $15.0
CML Industries Ltd.                      Ontario and Quebec, Canada     July         Envelope       $29.7


-------
(1)Represents most recent revenues in millions for the full twelve-month period for which financial information was available immediately preceding the acquisition as provided to the Company by the respective sellers and may not be indicative of revenue generated or to be generated following the date of acquisition. In many cases, these estimated revenue amounts were not derived from audited financial statements and may not coincide with the revenue generated by the acquired business for a full fiscal year prior to the date of acquisition. The information relating to estimated revenue prior to the date of acquisition set forth above is presented solely for the purpose of providing information with respect to the relative sizes of the businesses acquired and is not intended to depict information relating to profitability or cash flow.

Please refer to Note 2 of our consolidated financial statements included elsewhere in this report for additional information concerning our acquisitions.

PRODUCTS

Our Commercial Printing segment produces a wide range of printing, from premium color printing requiring sophisticated graphic design techniques to more commonplace printed materials. The group prints virtually every type of product in the commercial market including advertising literature, direct mail, corporate identity materials, annual reports, calendars, greeting cards and car brochures. The Commercial Printing segment also offers a wide range of commercial printing services to its customers, including electronic pre-press, digital archiving, direct-to-plate technology and high-speed web and sheet-fed presses.

The North American envelope market is divided into two primary segments: (i) customized conventional and specialty envelopes and packaging products including Tyvek(R) mailers sold directly to end users or to independent distributors who sell to end users ("Consumer Direct") and (ii) envelope and other products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores ("Wholesale"). In the Consumer Direct segment, we offer printed customized conventional envelopes to direct mail marketers and other end-users, such as banks, brokers and credit card companies. We have focused a significant part of our marketing efforts on the direct mail market and have developed envelopes with assorted features such as vivid graphics, multiple colors, various closures, and interactive devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices. In the Wholesale segment, through our Quality Park Products and Murray Envelope divisions, we manufacture and print a broad line of custom envelopes, which are featured in national catalogs for the office products market or offered through office products retailers, including contract stationers. For the fiscal year ended December 31, 2000, customized conventional envelopes accounted for approximately 63.7% and commodity-oriented products accounted for approximately 25.5% of the envelope segment's net sales, respectively.

Mail-Well Label is one of the largest suppliers in the North American food and beverage label printing market. This division produces two types of labels: glue-applied and pressure-sensitive. Glue-applied labels are typically printed on paper substrate for application to various container formats by customers or third party packing operations. These labels require a separate application of adhesive to the label during the process of affixing them to the container. Pressure-sensitive labels are printed on paper or other substrates that includes an active adhesive coating on one side protected by a liner of backing material separating the adhesive side until application to the container.

The Printed Office Products segment prints a diverse line of custom products addressing the business document needs of small and medium-sized end users. This is a market made up of businesses with generally less than 500 employees and average annual purchases of business forms of between $5,000 and $200,000. These products include both traditional and specialty forms, many of which are targeted for non-impact laser applications designed to meet the desktop needs of the end-user, as well as the growing use of local area networks.

SERVICES

In all of our printing businesses, we also offer our customers a wide variety of related services, such as:

         * Prepress. The traditional design phase typically requires us to set type, incorporate customer-submitted graphics, photograph the artwork, develop the negative and prepare a plate from which to print.

         * Electronic Prepress. This is a fully automated electronic process which allows the customer to submit its artwork and other data in digital format, either on a diskette or via modem, or in hard copy that can be computer-scanned. We can then manipulate the image, prepare color separations and edit the design on a computer to create the negative from which the printing plate is made. Electronic prepress greatly reduces the time and the number of people involved in the production of plates, and we believe that we are an industry leader in fully automated electronic prepress operations.
                                     2

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

         * Direct-to-Print Technology. We offer digital direct-to-plate technology, which eliminates the production of film and several manual functions in the platemaking process. This technology offers a complete digital workflow, providing a better printed product with faster turnaround without additional cost.

         * Mail-Well 121(TM). We offer on-demand digital printing services using variable imaging and other features to produce personalized marketing collateral, direct mail and other forms of targeted customer communications.

         * Printmailwell.com(TM). We offer a full range of robust internet-based print procurement and print management solutions via our Printmailwell.com e-commerce platform, powered by PrintCafe(TM).

MARKETING AND DISTRIBUTION

As a result of the wide array of applications, customer preferences and order sizes, our marketing efforts vary significantly among markets and by region. Although our marketing efforts have traditionally been local or regional, we continue to emphasize a more focused national accounts program to attract customers whose needs are national or cover multiple regions.

The vast majority of our printed products are sold through sales representatives, the exception being occasional "house" or company accounts. Our sales representatives work closely with customers from the initial concept through prepress, proofing and finally the press run. Because our sales representatives are our primary contacts with our customers, our goal is to attract, train and retain an experienced, qualified sales force in each of our business segments. Sales representatives are typically compensated by salary plus commission or straight commission. Commissions generally depend on such factors as order size and type, prepress work, reruns or rework and overall profitability of the job. We also coordinate marketing efforts among regions within our operating segments, and among the operating segments themselves, in order to compete for national account business, enhance the internal dissemination of successful new product ideas, efficiently allocate our production equipment, share technical expertise and increase Company-wide selling of specialty products manufactured at selected facilities.

The Commercial Print segment's marketing efforts differ between two broad product areas: high impact color products, such as auto brochures, annual reports and high end catalogs, and general commercial work. We market high impact printing primarily on a regional basis, through sales representatives working out of sales offices across the United States. Our customers include Fortune 500 companies, graphic designers and advertising agencies. We maintain one of the largest sales staffs in the industry dedicated to marketing to and through the graphic design community.

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

The sales force is supported by a technical service team which provides customers with highly customized printing solutions. Most of our printing facilities have customer service representatives that work with the sales team and the customers to manage orders efficiently and effectively. In some cases, the customer service representatives have direct responsibility for accounts.

Our Printed Office Products segment sells custom printed business documents through sales service representatives and telemarketing representatives to over 7,000 independent distributor customers located throughout the United States. These distributors resell the products to hundreds of thousands of end users. Other products not marketed by our own sales force are sold through distributors to better serve selected wholesale markets, geographic regions without direct sales representation and certain specialty markets, including the medical and photo finishing packaging markets. These products are also featured in national catalogs produced for the office products market.

PRINTING AND MANUFACTURING

Our Commercial Printing segment operates 50 printing plants throughout the United States, and one in Canada. These plants combine advanced prepress technology with high-quality web and sheet-fed color presses and extensive binding and finishing operations. Many of our commercial printing facilities operate 7 days a week, 24 hours a day to meet customer printing requirements.

Our Envelope segment operates 50 printing facilities throughout North America. Envelopes are produced from either flat sheets or rolls of paper. The paper is folded into an envelope, which is glued at the seams and on the flap, and then printed as required. Webs are typically used for larger runs with multiple colors and numerous features, and die cut machines, which require a preliminary step to provide die cut envelope blanks from paper sheets, are used primarily for smaller orders typically including customized value added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

Our Label segment operates 21 facilities in North America as well as eight in the United Kingdom. Label printing consists of four main processes: film preparation, printing, cutting and finishing. Film preparation requires prepress capabilities similar to commercial printing. Customer art work is prepared and refined digitally, and film is produced to make printing plates. Label printing is usually lithographic, although we also offer rotogravure and flexographic processes. Cutting is usually a combination of square cutting and die cutting. Finishing encompasses a number of technologies: embossing to add texture, bronzing and/or foil stamping to add metallic effects. We use all of these processes in our label printing operations.

Our Printed Office Products segment operates 25 facilities throughout the United States. We also offer our customers design services using desktop publishing, which have become particularly important in the very short run ("VSR") and short-run continuous forms markets and enable us to easily make changes to repeat orders and produce the documents as cost effectively as an exact repeat. Our equipment includes a variety of single web presses using the web offset process. The majority of our equipment is designed to feed roll-to-roll and roll-to-fold, and, in the case of the VSR equipment, a pack-to-pack feed. These presses print at high speeds in one or multiple colors and on one or both sides of the paper. Our presses vary by cylinder size and web width to accommodate the short run customer orders and are between 17" to 33" widths. The majority of our presses are narrow web widths and are used for short to medium-run production jobs.

MATERIALS AND SUPPLY ARRANGEMENTS

The primary materials used in each of our printing divisions are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs. We purchase these materials from a number of suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for operations. We have implemented an inventory management system in which a limited number of paper suppliers supply most of our paper needs. These suppliers are responsible for delivering paper on a "just-in-time" basis directly to our facilities. We believe that this system has allowed us to enhance the flexibility and speed with which we can serve customers, improve pricing on paper purchases, eliminate a significant amount of paper inventory and reduce costs by reducing warehousing capacity.

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

Our closest competitors in the Printed Office Products market are other document printers with nationwide manufacturing locations and regional/local printers, which typically sell within a 100 to 300-mile radius of their plants. To a limited extent we compete with much larger direct selling forms manufacturers. We compete mainly on the breadth of our product offerings and close customer relationships.

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

Several consumer direct market segments served by our Envelope segment, such as photo finishing packaging and the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases. Seasonality is offset in part by the diversity of our other products and markets which are not materially affected by seasonal conditions.

In the Label segment, demand for spirit labels is typically highest in August and September, as distillers and bottlers increase production to meet increased demand during the year-end holidays.

EMPLOYEES

We employed approximately 15,800 people as of December 31, 2000. Approximately 3,100 people employed at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and is negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to the operations of the Company as a whole.

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

ITEM 2.  PROPERTIES

At December 31, 2000, the Company operated 160 printing facilities in North America and the United Kingdom. Mail-Well owns 59 facilities and leases 143 facilities for printing and warehouse space. The Company also leases approximately 35,000 square feet of office space for its corporate and operating segment headquarters in Englewood, Colorado.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MWL." At February 28, 2001, there were approximately 474 shareholders of record and, as of that date, the Company estimates that there were more than 16,000 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Company's common stock as reported by the NYSE.

1999                                                                                          HIGH           LOW
First Quarter                                                                                $15.68         $11.12
Second Quarter                                                                                17.00          11.75
Third Quarter                                                                                 17.81          12.87
Fourth Quarter                                                                                14.06          11.12

2000                                                                                          HIGH           LOW
First Quarter                                                                                $12.88          $6.94
Second Quarter                                                                                 9.63           7.50
Third Quarter                                                                                  9.44           4.75
Fourth Quarter                                                                                 5.06           3.86

The Company has not paid a dividend on common stock since its incorporation and does not anticipate paying dividends in the foreseeable future since the Company's secured credit facility and senior subordinated notes limit the Company's ability to pay common stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The summary of historical financial data presented below is derived from the historical audited financial statements of the Company. The operations of the acquisitions accounted for under the purchase method have been included in the historical income statement data of the Company from their respective acquisition dates. Amounts derived from the consolidated financial statements for 1998, 1997 and 1996 have been restated as appropriate to reflect mergers accounted for as poolings-of-interests. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and the related notes included elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)            2000            1999             1998            1997           1996
------------------------------------------------------------------------------------------------------------------------
Net sales (a)                                $2,425,215      $1,887,230       $1,536,987       $1,096,830      $964,670
Income from continuing operations                25,113 (b)      64,482 (c)       25,841 (d)      $34,976        21,158
Net income                                       27,618          64,482           21,709           28,876        21,158
Earnings per basic share: (e)
   Income per basic share from continuing
     operations                                   $0.52           $1.32            $0.55            $0.86         $0.53
Net income per basic share                        $0.57           $1.32            $0.47            $0.71         $0.53
Earnings per diluted share: (e)
   Income per diluted share from
     continuing operations                        $0.51 (b)       $1.20 (c)        $0.53 (d)        $0.82         $0.52
Net income per diluted share                      $0.56           $1.20            $0.45            $0.68         $0.52
------------------------------------------------------------------------------------------------------------------------
Total assets                                 $1,753,555      $1,344,041       $1,127,956         $671,411      $551,986
Total long-term debt                           $888,602        $653,090         $583,427         $330,357      $237,840
------------------------------------------------------------------------------------------------------------------------

(a) Net sales have been restated to include billed freight previously reported in cost of sales.



(b) The 2000 results include a restructuring charge of $12.0 million, an asset impairment charge of $12.9 million and other nonrecurring charges of $14.4 million. Excluding these charges ($24.2 million after taxes), income from continuing operations would have been $49.3 million or $0.96 per diluted share.
(c) The 1999 results include a restructuring charge of $1.9 million. Excluding these charges ($1.2 million after taxes), income from continuing operations would have been $65.7 million or $1.22 per diluted share.
(d) The 1998 results include $16.0 million of restructuring and other charges of $12.9 million principally related to deleveraging the Employee Stock Ownership Plan. Excluding these charges ($21.8 million after taxes), income from continuing operations would have been $47.7 million or $0.94 per diluted share.
(e) Per share amounts have been restated to reflect the 3:2 stock split in June 1997 and the 2:1 stock split in June 1998.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

Mail-Well, Inc. and subsidiaries (collectively, the "Company") is one of the largest and most diversified printers in North America. The Company is the world's largest manufacturer of envelopes. The Envelope segment manufactures customized and stock envelopes for direct mail advertising, filing systems, billing and remittance, photo processing, medical records and catalog orders. The Envelope segment is also a producer of specialty packaging products and the leading manufacturer of stock products for the resale market. The Company is also one of the largest commercial printers in the United States. The Commercial Printing segment specializes in printing annual reports, brand marketing collateral, catalogs, brochures, maps and guidebooks, calendars, financial communications and CD packaging. The Label segment is a leading supplier of glue-applied and pressure-sensitive labels to the food, beverage and consumer products industries. The Printed Office Products segment provides customized and stock labels, envelopes, commercial printing and business documents to small and mid-size businesses, generally through printing distributors.

The Company has 146 operating locations: 50 in Commercial Printing, 50 in Envelope, 21 in Label and 25 in Printed Office Products. Each segment can generally shift production between its manufacturing sites in response to customer or market demands. The Company has the ability to meet substantially all of the printing needs of its customers.

Paper is the Company's most significant raw material. The Company purchases approximately 475,000 tons of paper annually. Prices of coated papers, which are the principal grades of paper used by the Commercial Printing and Label segments rose approximately 3% in price in 2000 from 1999. Changes in paper pricing generally do not affect the operating margins of the Commercial Printing or Label segments. Prices of uncoated papers, which are the principal grades of paper used by the Envelope segment, have increased 5% since the end of 1999. While the Company raises its selling prices for envelopes in response to changes in uncoated paper prices, it is often unable to maintain its operating margins due to a time lag in the implementation of these price increases. Operating margins of the Envelope segment were negatively impacted by the increase in uncoated paper prices in 2000 since selling price increases were not fully implemented until late in the year. The Company is expecting coated paper prices to be stable in 2001, but is expecting uncoated prices to continue to increase. Should uncoated prices increase in 2001, margins of the Envelope segment could be negatively impacted.

CONSOLIDATED RESULTS OF OPERATIONS

The Company's results for 2000 reflect the acquisition of American Business Products ("ABP") on February 19, 2000, as well as the results of four other companies acquired during the year. In 1999, ten companies were acquired. All of these acquisitions were accounted for as purchase transactions; accordingly, the results of each acquired company have been included in the consolidated results from the dates acquired. In 1998, the Company acquired 23 companies, 16 of which were also accounted for as purchase transactions. Also in 1998, seven companies were acquired and accounted for as poolings-of-interest. Results in 1998 reflect the results of these seven companies for the entire year.

                                                          YEAR ENDED DECEMBER 31                     % CHANGE
           (DOLLARS IN THOUSANDS)                  2000           1999            1998            2000          1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                         $2,425,215     $1,887,230     $1,536,987         29%           23%
Operating income:
     Reported                                        133,099        162,293         86,880        (18%)          87%
     Ongoing                                         172,472        164,239        115,802          5%           42%
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations:
     Reported                                         25,113         64,482         25,841        (61%)         150%
     Ongoing                                          49,327         65,679         47,663        (25%)          38%
--------------------------------------------------------------------------------------------------------------------

Ongoing operating income excludes restructuring and impairment charges of $24,983, $1,946 and $28,922 in 2000, 1999 and 1998, respectively, and other nonrecurring charges of $14,390 in 2000. Ongoing income from continuing operations excludes the charges noted above net of taxes of $15,159, $749 and $7,100 for 2000, 1999 and 1998, respectively.

NET SALES

The Company's 2000 net sales of $2.4 billion were a 29% increase from net sales reported in 1999. Net sales from companies acquired during 2000 and the full year impact of net sales from companies acquired during 1999 accounted for approximately $451.9 million of this increase. Excluding the effect of acquisitions, the Company experienced sales growth in each segment except Printed Office Products. Overall organic sales growth was 4.6% and was the result of increased sales volumes, which more than offset lower prices in many of the Company's businesses. A significant decline in demand for traditional business documents has had an impact on the internal sales growth of the Printed Office Products segment.

Net sales for 1999 increased 23% to $1.9 billion from net sales reported in 1998. Sales from companies acquired accounted for approximately $108 million of this increase. There was organic growth in each business segment, except Envelope. Envelope sales in 1999 were lower than 1998 due to a plant closure, the decision to abandon low-margin business and a slowdown in the sweepstakes-related direct mail market.

RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER NONRECURRING CHARGES

In 2000, the Company began a comprehensive review of its business operations in response to changes in the industry and in customer demand. The objectives of this review, which is ongoing, are to identify opportunities to improve operational efficiencies through product and/or facility consolidation, headcount reductions and equipment changes. As a result, the Company recorded a restructuring charge of $11.3 million and an asset impairment charge of $12.9 million as summarized below:

                                               PRINTED OFFICE               COMMERCIAL
              (IN THOUSANDS)                      PRODUCTS         LABEL     PRINTING        ENVELOPE         TOTAL
--------------------------------------------------------------------------------------------------------------------
Termination and related employee costs             $1,261           $521       $188              $86         $2,056
Lease termination costs                               860            196        428               --          1,484
Exit costs                                            185            269         45               --            499
Impairment charges                                  3,299          3,200        749               --          7,248
--------------------------------------------------------------------------------------------------------------------
Total restructuring charge                          5,605          4,186      1,410               86         11,287

Asset impairments                                   2,723          6,309      2,036            1,872         12,940
--------------------------------------------------------------------------------------------------------------------
    Total restructuring and asset
       impairment charges                          $8,328        $10,495     $3,446           $1,958        $24,227
====================================================================================================================

Of the total $24.2 million charge, $20.2 million was noncash. The Company expects additional restructuring charges of approximately $2.5 million in 2001 as the restructuring plans are completed. Once fully implemented, the Company anticipates operating cost savings of approximately $15.0 million annually. The savings will be a result of lower labor costs, reduced fixed costs and improved utilization of equipment. Management expects to complete a strategic review of the Company during the second quarter of 2001.
Additional restructuring plans may result from this review.

The restructuring in Printed Office Products was in response to the declining documents segment of its market. It involves the closure of three manufacturing facilities and substantially curtailing another facility. The restructuring plan impacts 190 employees and severance expenses were $795,000. Impairment charges are related to the plant closures.

The restructuring plan of the Label segment involves closing two unprofitable operations, closure of a sales office and replacing equipment to better support customer and market requirements. The severance costs for the 90 effected employees were $521,000. Impairment charges are related to the rationalization of equipment.

Commercial Printing is closing two manufacturing facilities and its bindery operation in Mexico to reduce costs and better utilize manufacturing capacity. The restructuring impacts 65 employees and severance expenses were $146,000.

The Envelope segment is closing one plant to reduce costs and consolidate capacity. The restructuring plan impacts 65 employees and severance expenses are $86,000.

Asset impairment charges unrelated to the restructuring totaled $12.9 million. The charges include the write-off of assets that were not in use and could not be redeployed or sold. Additionally, there were reductions in the carrying value of assets to their fair market value based on current selling prices for comparable real estate and equipment, less selling costs. The Company also wrote-off the portion of its investment in information technology that was redundant or not functional.

In 2000, the Company incurred charges of $14.4 million which management does not expect to recur. The Commercial Printing segment incurred charges of $6.1 million to adjust inventory, receivables and certain accruals at its plants in Indianapolis, Indiana and Atlanta, Georgia. The Label segment recorded charges of $4.9 million to adjust inventories, receivables and certain accruals at its plants in Bowling Green, Kentucky and in the United Kingdom. These charges in the Commercial Printing and Label segments were reported in cost of sales. The Company recorded $1.9 million of nonrecurring expenses at the corporate level, which consisted primarily of special retirement expenses, which have been included in general and administrative expense. Additionally, the Commercial Printing, Printed Office Products and Label segments incurred nonrecurring expenses of $241,000, $800,000 and $510,000, respectively, principally recruiting, relocation and other expenses related to management changes.

In 1998, the Company recorded a restructuring charge of $16 million in connection with regionalizing its Envelope business and reorganizing its Commercial Printing operations in the Northwest. Additionally, expenses recognized in connection with the 1998 restructuring plans totaled $756,000 and $1.9 million in 2000 and 1999, respectively. The Company does not expect to incur any further expenses in connection with the 1998 restructuring plans, and reserves have been fully utilized. Additionally in 1998, the Company incurred nonrecurring charges of $12.9 million, principally related to deleveraging its Employee Stock Ownership Plan.

OPERATING INCOME

Reported operating income of $133.1 million for 2000 was negatively impacted by restructuring and asset impairment charges and other nonrecurring charges discussed above. Reported operating income for 1999 was $162.3 million compared to $86.9 million in 1998. Operating income in 1998 was negatively impacted by restructuring and other nonrecurring charges discussed above.

Ongoing operating income was $172.5 million, an increase of 5% from results in 1999. Excluding acquisitions, operating income declined 14%. This decline was due primarily to lower margins in the Envelope segment, operating problems at four of the Commercial Printing facilities, a significant decline in the documents business, low demand for pressure-sensitive labels in the UK Label operations and higher corporate administrative expenses commensurate with the growth of the Company. In 1999, ongoing operating income was $164.2 million, an increase of 42% from earnings in 1998. This improvement was due to acquisitions and higher operating margins in both the Commercial Printing and Envelope segments.

INTEREST EXPENSE

Interest expense increased $33.1 million in 2000. In February 2000, the Company entered into a new $800 million senior secured credit facility which was necessary to finance the acquisition of ABP. During the year the average bank debt levels and average interest rates were higher than in 1999.

Interest expense in 1999 increased $17.1 million compared to interest expense in 1998. This increase occurred as a result of higher average bank debt, primarily due to acquisitions, and a slight increase in the average interest rate.

INCOME TAXES

The effective tax rate in 2000 increased to 41.8% from 40.2% in 1999. This increase was due primarily to lower pre-tax income, which increased the impact of nondeductible goodwill amortization on the effective tax rate. In 2000 and 1999, the effective tax rate was higher than the statutory rate, due to the impact of nondeductible goodwill. The 1999 rate was lower than the effective tax rate in 1998 because the 1998 rate was affected by a significant nondeductible contribution to a leveraged Employee Stock Ownership Plan.

INCOME FROM CONTINUING OPERATIONS

Reported income from continuing operations for 2000 was $25.1 million, or $0.56 per diluted common share, compared to $64.5 million in 1999, or $1.20 per diluted common share. The decrease in 2000 was due to restructuring, asset impairment and nonrecurring charges, lower operating margins, higher amortization expense and higher interest costs. The increase in 1999 from results in 1998, $25.8 million or $0.45 per diluted share, was due to the effect of acquisitions and improved operating performance. Also, earnings in 1998 were negatively impacted by restructuring and nonrecurring charges.

Ongoing income from continuing operations for 2000, excluding the effects of the restructuring, asset impairment and nonrecurring charges, was $49.3 million, or $0.96 per diluted common share, compared to $65.7 million in 1999, or $1.22 per diluted common share. Ongoing income from continuing operations in 1999 increased 38% from $47.7 million or $0.94 per diluted common share, in 1998.

DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS

In September 2000, the Company sold Jen-Coat, a business unit acquired in the acquisition of ABP in February. Jen-Coat's income, net of taxes, was $1.1 million and has been reflected as discontinued operations. Also in 2000, the Company recorded an extraordinary gain of $1.8 million, net of taxes, when it repurchased nearly $13 million of its convertible subordinated notes at a discount. This gain was reduced by an extraordinary loss of $391,000, net of income tax benefit, when the Company expensed deferred financing costs related to bank debt that was replaced by a new credit facility.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

COMMERCIAL PRINTING SEGMENT

                                             YEAR ENDED DECEMBER 31                    % CHANGE
(DOLLARS IN THOUSANDS)                  2000           1999          1998           2000       1999
-------------------------------------------------------------------------------------------------------
Net sales                             $961,780       $796,973      $576,661          21%        38%
Operating income:
     Reported                           54,758         65,108        34,311         (16%)       90%
     Ongoing                            64,708         65,108        38,035          (1%)       71%
-------------------------------------------------------------------------------------------------------

Ongoing operating income excludes restructuring and impairment charges of $3,658 and $3,724 in 2000 and 1998, respectively, and other nonrecurring charges of $6,292 in 2000.

Net sales of the Commercial Printing segment increased $164.8 million in 2000, or 21%, as compared to 1999. Of this increase, approximately $99.4 million was due to the impact of acquisitions completed in 2000 and 1999. Organic growth of 8% accounted for the remaining increase. Sales of annual reports, automotive brochures, magazine inserts and printed educational materials were strong in 2000 and responsible for much of the sales growth.

Reported operating income declined $10.4 million to $54.8 million in 2000. This decline was primarily due to a charge of $3.7 million for restructuring and asset impairments and $6.3 million of nonrecurring charges at two Commercial Printing operating locations.

Ongoing operating income decreased $400,000 to $64.7 million. Results of Commercial Printing were impacted by operating problems at four of the segment's operating locations. Ongoing operating income at these four locations was $10.1 million lower in 2000 than in 1999.

Net sales in 1999 increased $220.3 million, or 38%, as compared to 1998. This increase was due to acquisitions completed in 1999 and 1998 and organic growth of 2%.

Operating income increased to $65.1 million in 1999 from $34.3 million in 1998, or 90%. This increase was due to acquisitions and benefits derived from the Company's corporate purchasing programs by the newly acquired companies.

ENVELOPE SEGMENT

                                            YEAR ENDED DECEMBER 31                         % CHANGE
(DOLLARS IN THOUSANDS)              2000             1999            1998             2000           1999
---------------------------------------------------------------------------------------------------------------
Net sales                           $861,803         $738,288        $760,345          17%           (3%)
Operating income:
     Reported                         90,202           90,996          71,992          (1%)           26%
     Ongoing                          92,704           92,804          84,229          --             10%
---------------------------------------------------------------------------------------------------------------

Ongoing operating income excludes restructuring and impairment charges of $2,502, $1,808 and $12,237 in 2000, 1999 and 1998, respectively.

Net sales of the Envelope segment increased $123.5 million to $861.8 million in 2000 due primarily to sales from companies acquired in 2000 and 1999 of approximately $97 million and from organic growth of 4%. The Envelope segment also experienced strong year-over-year volume growth in its markets in both the U.S. and in Canada driving unit volume higher by 7%. Sales gains from volume increases were partially offset by lower pricing due to competitive pressures.

Reported and ongoing operating income in 2000 was essentially flat. Excluding earnings contributed by the companies acquired during 2000 and 1999, earnings were down 8%. This decline was due to lower selling prices compounded by higher paper prices.

In 1999, net sales decreased $22.1 million from sales in 1998. This decline was due to a plant closure, the decision to abandon certain low-margin business and a slowdown in the sweepstakes-related direct mail market.

Reported operating income in 1999 of $91.0 million was substantially higher than results in 1998 that were reduced by a $12.2 million restructuring charge.

Ongoing operating income in 1999 improved 10%, up $8.6 million from the prior year. This improvement was the result of restructuring initiatives, purchasing programs, manufacturing productivity and efficiency improvements.

PRINTED OFFICE PRODUCTS SEGMENT

                                            YEAR ENDED DECEMBER 31                           % CHANGE
(DOLLARS IN THOUSANDS)               2000             1999             1998            2000             1999
------------------------------------------------------------------------------------------------------------------
Net sales                           $373,483         $163,961          $126,091        128%             30%
Operating income:
     Reported                         26,157           14,048             9,439         86%             49%
     Ongoing                          35,285           14,048             9,439        151%             49%
------------------------------------------------------------------------------------------------------------------

Ongoing operating income excludes restructuring and impairment charges of $8,328 in 2000, respectively, and other nonrecurring charges of $800 in 2000.

Net sales of Printed Office Products increased $209.5 million, or 128%, in 2000. This growth can be attributed entirely to acquisitions in 2000 and 1999. Excluding the impact of acquisitions, sales in this segment declined approximately $10 million. This sales decline was related to a general decline in the traditional documents segment of the printed office products market.

Reported operating income increased by $12.1 million in 2000, even though it was negatively impacted by restructuring and asset impairment charges of $8.3 million.

Ongoing operating income increased by $21.2 million, or 151%, in 2000 as compared to 1999. Incremental earnings from companies acquired more than offset the lost contribution from lower sales of traditional documents and lower margins due to higher paper prices.

Net sales in 1999 increased $37.9 million and operating income increased $4.6 million. These increases were primarily due to acquisitions.

LABEL SEGMENT

                                             YEAR ENDED DECEMBER 31                             % CHANGE
(DOLLARS IN THOUSANDS)              2000             1999             1998                 2000            1999
---------------------------------------------------------------------------------------------------------------------
Net sales                         $228,149         $188,008         $73,890                21%             154%
Operating income:
     Reported                         (488)          14,535           4,280              (103)%            240%
     Ongoing                        15,414           14,673           4,280                 5%             243%
---------------------------------------------------------------------------------------------------------------------

Ongoing operating income excludes restructuring and impairment charges of $10,495 and $138 in 2000 and 1999, respectively, and other nonrecurring charges of $5,407 in 2000.

Net sales of the Label segment increased $40.1 million in 2000. Of this increase, approximately $36.0 million was due to companies acquired in 2000 and 1999. Organic growth was 2%. Sales of glue-applied labels increased almost 15%, offset by a decline in sales of pressure-sensitive labels.

The Label Segment reported a $488,000 loss in 2000 as a result of charges of $10.5 million for restructuring and asset impairments and $5.4 million of nonrecurring charges at one of its plants in the U.S. and at its operations in the United Kingdom.

Ongoing operating income increased $741,000, or 5%, in 2000 to $15.4 million. Earnings of the companies acquired in 2000 and 1999 and the contribution from the growth in glue-applied label business offset the lost contribution from the volume decline in pressure-sensitive labels.

In 1999, net sales increased $114.1 million and operating income increased $10.3 million. These increases were primarily due to acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $133.3 million from operations in 2000 versus $112.9 million in 1999. While earnings in 2000 were $36.9 million below net income in 1999, noncash charges increased substantially in 2000. Depreciation and amortization increased $30.6 million and the noncash portion of the restructuring and asset impairment charges recorded in 2000 was $20.2 million. Working capital, exclusive of the cash and current portion of long-term debt, was reduced $5.0 million in 2000 compared to an increase of $24.0 million in 1999.

Capital expenditures, excluding acquisitions, were $74.0 million in 2000 versus $85.5 million in 1999. Capital expenditures of approximately $80.0 million are anticipated for 2001.

In 2000, the Company acquired ABP for $331.1 million in cash plus $7.5 million of assumed debt. This acquisition added significantly to the Company's Printed Office Products and Envelope segments. ABP had an extrusion coating and laminating operation, Jen-Coat, which the Company sold in September 2000 for after-tax cash proceeds of approximately $110.6 million. Other acquisitions in 2000 included three commercial printing companies and an envelope company. The cash paid for these four companies totaled $48.1 million.

Capital expenditures and acquisitions in 2000 were funded by the cash flow generated by operations and an increase in debt. The increase in long-term debt was $235.5 million. Long-term debt at December 31, 2000 was $888.6 million compared to $653.1 million at the end of 1999. The Company obtained a new secured credit facility in 2000 and had approximately $260.0 million of unused credit as of December 31, 2000 under its credit facilities. The Company's debt to total capital was 69.1% at December 31, 2000 versus 63.7% at December 31, 1999. The Company is committed to reducing its leverage during 2001.

The Company repurchased 1,821,000 shares of its common stock for an aggregate purchase price of $10.0 million during 2000, as authorized by its Board of Directors. The Company currently does not have plans to repurchase common stock in 2001. In addition, the Company repurchased $13.0 million of its outstanding convertible subordinated notes. These transactions reduced the number of shares outstanding on a fully diluted basis by 473,402 and 541,491, respectively. The impact on diluted earnings per share was not material.

The Company anticipates that it will be able to fund its working capital needs and long-term strategic growth through internally generated cash and borrowings under its credit facility.

GOODWILL

As of December 31, 2000, goodwill, net of accumulated amortization, related to acquisitions of businesses since the Company's inception represented 32% and 147% of total assets and shareholders' equity, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. During 2000, facts and circumstances have not indicated a potential impairment.

SEASONALITY AND ENVIRONMENT

As the Company expands its Commercial Printing and Label segments, it is affected more by seasonality. Management expects sales for the Commercial Printing segment to be higher in the first quarter because of annual report business and higher in the third quarter because of demand for car brochures. In addition, the third quarter is traditionally the strongest for the Label segment.

Environmental matters have not had a material financial impact on the historical operations of the Company and are not expected to have a material impact in the future.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, which will be effective for 2001, requires derivative instruments to be recorded in the balance sheet at their fair value, with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met. Adoption of SFAS 133 will not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. Management does not expect the adoption of this statement to have a material impact on the Company's financial statements.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10 was effective in the fourth quarter of 2000 and addressed the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue and costs incurred related to shipping and handling included in revenues be reported in cost of sales. The Company implemented EITF 00-10 in the fourth quarter of 2000 and prior period information has been reclassified to conform to the provisions of EITF 00-10. In complying with this pronouncement, the Company reclassified shipping and handling fees billed from cost of sales to revenue in the amount of $39.2 million and $32.3 million for 1999 and 1998, respectively.

In November 2000, the EITF deferred implementation of Issue No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14") until the second quarter of 2001. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. The Company is currently in compliance with this pronouncement.

FORWARD-LOOKING INFORMATION

This annual report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those expected. Some of the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are as follows:

    * Paper and Other Raw Material Costs. The cost of paper represents a significant portion of our cost of materials. Increases in the cost of paper may result in a decrease in our profit margins or a decrease in demand for our products. Although we have historically passed paper-cost increases on to our customers, there may be significant time lags in our ability to pass the cost of paper through, particularly in the price of uncoated paper primarily used in the conversion of envelopes. Moreover, rising paper costs and the subsequent impact on our pricing could lead to a decrease in demand for our products, which would result in a decrease in our cash flow and profitability.

   * The Degree and Nature of Competition. The North American printing industry in which we compete is extremely fragmented and highly competitive. We compete primarily with a few multi-plant and many single-plant companies serving national, regional and local markets. In the commercial printing market in particular, we compete against a number of large, diversified and financially stronger printing companies, many of which are capable of competing with us on volume, price and production quality. Our ability to reduce costs and become more efficient competitors could have a material impact on our cash flow and profitability. Moreover, as usage of the Internet and other electronic media grow, we may experience significant decreased demand for envelopes and other printed materials used to communicate with consumers and businesses. In addition, the growing use of Internet-based print procurement solutions by our customers makes it increasingly difficult for us to differentiate our products and services. We cannot be certain that the accelerating trend towards the use of the Internet and other electronic media will not cause a decrease in the demand for our products or a reduction in our margins, which would result in a decrease in our sales, cash flow and profitability.

   * The Ability to Execute Restructuring Plans and Achieve Productivity and Cost Savings Goals. We have recently begun to restructure our business in all market segments in order to achieve increased productivity and reduce costs. These restructuring plans involve plant closures, workforce reduction and reallocation of productive assets to other operating locations. If we cannot restructure these businesses without losing significant sales volumes, or if we are ineffective in increasing productivity through the redeployment of assets, our cash flow and profitability may be negatively impacted.

    *    Postage Rates and Other Changes in the Direct-Mail Industry.
         Because the great majority of envelopes used in the United States and Canada are sent through the mail, postal rates are a significant factor affecting envelope usage. Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent, including direct-mail, which is a significant portion of our envelope volume. Because postal rate increases are largely outside our control, we can provide no assurance that future increases in postal rates will not have a negative effect in the level of mail sent or the volume of envelopes purchased in either the U.S. or Canada. In such event we would expect to experience a decrease in cash flow and profitability.

    * Interest Rates and Foreign Currency Exchange Rates. The Company is exposed to market risks related to interest rates and foreign currency exchange rates (particularly with respect to the Canadian dollar), which may adversely affect results of operations and financial position. See "Item 7A-Quantitative and Qualitative Disclosures About Market Risk."

    * Ability to Obtain Additional Financing. To some extent our ability to finance our continuing operations and to grow our business will be subject to prevailing economic conditions and financial, competitive and other factors beyond our control. We cannot be certain that our business will generate sufficient cash flow from operations to enable us to service all of our debt or to fund future growth. We may need additional funding from either debt or equity offerings in the future in order to refinance existing debt, or to continue to grow our business through acquisitions or internally. We cannot be sure that we will have access to any such sources of funding on satisfactory terms or, on a timely basis, or at all.

    * General Economic Conditions. Our business depends upon demand for advertising-related printed products and for envelopes sent through the mail. As the growth of the North American economy slows, the demand for advertising is likely to decrease, resulting in a decrease in demand for the printed advertising products, including direct mail, that we produce. Because the general economic conditions in North America are largely beyond our control, we cannot be certain that adverse changes in such conditions will not have a negative impact on our cash flow and profitability.

    * General Labor Conditions. As of December 31, 2000, we had approximately 15,800 full-time employees of whom approximately 3,100 were members of various local labor unions. If unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. A lengthy strike could result in a decrease in cash flow and profitability.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. The Company does not utilize derivatives for speculative purposes, nor does it hedge interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts.

Exposure to market risk from changes in interest rates relates primarily to the Company's variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At December 31, 2000 and 1999, the Company had variable rate debt outstanding of $447.2 million and $172.2 million, respectively. A 1% increase in LIBOR on the maximum amount available under the Company's credit agreement, which is $706 million, would increase the Company's interest expense by $7.1 million and reduce net income by approximately $3.0 million.

The Company has subsidiaries in Canada, the United Kingdom and Mexico, and thus is exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar, the British pound and the Mexican peso.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Mail-Well, Inc.

We have audited the accompanying consolidated balance sheets of Mail-Well, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. Our audit also included the financial statement schedules for each of the two years in the period ended December 31, 2000 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail-Well, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP

Denver, Colorado
January 24, 2001

                       REPORT OF INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Mail-Well, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Mail-Well, Inc. and Subsidiaries ("Company") for the year ended December 31, 1998. Our audit also included the financial statement schedules for the year ended December 31, 1998 listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in shareholders' equity, and cash flows of Mail-Well, Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules for the year ended December 31, 1998, when considered in relation to the consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1998, present fairly, in all material respects, the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
January 28, 1999


          MAIL-WELL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31
(DOLLARS IN THOUSANDS)                                                                                 2000             1999
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
      Cash and cash equivalents                                                                          $462            $3,618
      Accounts receivable, net                                                                        222,707           102,598
      Investment in accounts receivable securitization                                                 75,427            54,396
      Inventories, net                                                                                166,433           144,756
      Other current assets                                                                             54,007            28,761
----------------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                                   519,036           334,129

Property, plant and equipment, net                                                                    570,022           532,156
Intangible assets, net                                                                                619,215           458,253
Other assets, net                                                                                      45,282            19,503
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $1,753,555        $1,344,041
==================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
      Accounts payable                                                                               $157,715          $122,740
      Accrued compensation                                                                             63,186            50,042
      Other current liabilities                                                                        83,000            52,999
      Current portion of long-term debt                                                                40,542            13,889
----------------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                              344,443           239,670

Long-term debt                                                                                        888,602           653,090
Deferred income taxes                                                                                 108,445            64,112
Other long-term liabilities                                                                            26,212             8,351
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   1,367,702           965,223
Commitments and contingencies
Minority interest in non-voting stock of subsidiary                                                         -             3,508
Shareholders' equity
      Preferred stock, $0.01 par value; 25,000 shares authorized,
          no shares issued in 2000 or 1999                                                                  -                 -
      Common stock, $0.01 par value; 100,000,000 shares authorized, 47,454,879 and
          49,215,078 shares issued and outstanding at 2000 and 1999, respectively                         474               492
      Paid-in capital                                                                                 210,067           219,795
      Retained earnings                                                                               182,840           155,222
      Accumulated other comprehensive loss                                                             (7,528)             (199)
----------------------------------------------------------------------------------------------------------------------------------
               Total shareholders' equity                                                             385,853           375,310
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                         $1,753,555        $1,344,041
==================================================================================================================================
          See notes to consolidated financial statements


MAIL-WELL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31
      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)              2000              1999              1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                                         $2,425,215          $1,887,230      $1,536,987
Cost of sales                                                      1,878,306           1,457,904       1,217,674
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                         546,909             429,326         319,313
Other operating costs
      Selling, general and administrative                            365,850             252,057         192,171
      Amortization of intangibles                                     22,977              13,030           8,022
      Restructuring, asset impairments and other charges              24,983               1,946          28,922
      Merger costs                                                         -                   -           3,318
--------------------------------------------------------------------------------------------------------------------
               Total other operating costs                           413,810             267,033         232,433
Operating income                                                     133,099             162,293          86,880
Other (income) expense
      Interest expense                                                88,369              55,247          38,127
      Other (income) expense                                           1,592                (784)         (1,036)
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations
      before income taxes                                             43,138             107,830          49,789
Provision for income taxes                                            18,025              43,348          23,948
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                     25,113              64,482          25,841
Income from discontinued operations
      net of taxes ($663)                                              1,058                   -               -
--------------------------------------------------------------------------------------------------------------------
Income before extraordinary items                                     26,171              64,482          25,841
Extraordinary items, net of taxes
      ($907 in 2000 and $2,587 in 1998)                                1,447                   -          (4,132)
--------------------------------------------------------------------------------------------------------------------
Net income                                                           $27,618             $64,482         $21,709
Earnings per share - basic
      Continuing operations                                            $0.52               $1.32           $0.55
      Discontinued operations                                           0.02                   -               -
      Extraordinary item                                                0.03                   -           (0.08)
      Earnings per share - basic                                       $0.57               $1.32           $0.47
--------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted
      Continuing operations                                            $0.51               $1.20           $0.53
      Discontinued operations                                           0.02                   -               -
      Extraordinary item                                                0.03                   -           (0.08)
      Earnings per share - diluted                                     $0.56               $1.20           $0.45
Weighted average shares - basic                                       48,789              48,990          46,499
Weighted average shares - diluted                                     49,217              58,154          48,585
See notes to consolidated financial statements

MAIL-WELL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)                                      2000            1999            1998
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Net income                                                                        $27,618         $64,482        $21,709
      Adjustments to reconcile net income to net
                 cash provided by operating activities:
          Depreciation                                                                   60,803          43,631         30,678
          Amortization of intangibles and deferred charges                               28,600          15,177          9,576
          Extraordinary loss (gain) on early retirement of debt                          (2,355)              -          6,719
          Noncash portion of restructuring and impairment charges                        20,188               -         23,899
          Deferred income taxes                                                          (6,079)         15,049         12,204
          Gain on disposal of assets                                                     (1,147)         (1,495)        (1,196)
          Other noncash charges and credits, net                                            907             (24)         1,924
          Changes in operating assets and liabilities,
                 excluding the effects of acquired businesses:
                    Trade receivables                                                   (11,464)        (13,661)        (2,151)
                    Inventories                                                           3,021         (14,862)        10,339
                    Accounts payable                                                      9,685           1,638         (7,164)
                    Other working capital                                                 3,529           3,004        (13,459)
---------------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                           133,306         112,939         93,078
Cash flows from investing activities
          Acquisitions, net of cash acquired                                           (348,119)       (203,436)      (351,603)
          Proceeds from divestiture                                                     110,646               -              -
          Capital expenditures                                                          (74,030)        (85,501)       (87,335)
          Purchases of investment securities                                            (14,329)              -              -
          Proceeds from the sales of investment securities                                3,236               -              -
          Proceeds from sales of assets                                                  32,023           5,814          9,661
---------------------------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                              (290,573)       (283,123)      (429,277)
Cash flows from financing activities

          Increase (decrease) in accounts receivable securitization                     (73,500)         95,900        (19,350)
          Net proceeds from issuance of common stock                                        335           2,029         92,336
          Proceeds from long-term debt                                                1,131,069         386,116        799,111
          Repayments of long-term debt                                                 (875,206)       (310,253)      (556,736)
          Debt issuance costs                                                           (15,002)         (1,481)        (9,184)
          Repurchases of common stock                                                   (10,000)              -              -
          Redemption of a nonvoting common stock of a subsidiary                         (3,508)              -              -
          Repurchase of stock, dividends and distributions by pooled entities                 -               -         (3,738)
---------------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                           154,188         172,311        302,439
Effect of exchange rate changes on cash and cash equivalents                                (77)            116         (5,776)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     (3,156)          2,243        (39,536)
Cash and cash equivalents at beginning of year                                            3,618           1,375         40,911
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $462          $3,618         $1,375
          See notes to consolidated financial statements

MAIL-WELL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      ACCUMULATED
                                                                                                         OTHER            TOTAL
                                                   COMMON      PAID-IN      RETAINED                 COMPREHENSIVE    SHAREHOLDERS'
(IN THOUSANDS)                                     STOCK       CAPITAL      EARNINGS       OTHER     INCOME (LOSS)        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        $430      $102,475       $72,541     $(2,406)      $(1,220)         $171,820
Comprehensive income:
    Net income                                                                21,709                                      21,709
    Other comprehensive income (loss):
        Pension liability adjustment,
            net of tax benefit of $40                                                                      (80)              (80)
        Currency translation adjustment                                                                 (7,648)           (7,648)
        Unrealized loss on investments,
            net of tax benefit of $76                                                                     (123)             (123)
    Other comprehensive loss                                                                                              (7,851)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                13,858
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock, net of issuance
    costs of $4,733                                   53        99,483                                                    99,536
Exercise of stock options                              5         1,763                                                     1,768
Changes in unearned ESOP                                        11,367                     2,406                          13,773
Adjustment to deferred tax asset for
    pooled entities                                              2,358                                                     2,358
Distributions by pooled entities                                              (3,290)                                     (3,290)
Repurchase of stock by pooled entities                            (228)         (220)                                       (448)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         488       217,218        90,740                    (9,071)          299,375
Comprehensive income:
    Net income                                                                64,482                                      64,482
    Other comprehensive income (loss):
        Pension liability adjustment, net
            of tax of $76                                                                                  122               122
        Currency translation adjustment                                                                  8,768             8,768
        Unrealized loss on investment, net
            of tax benefit of $11                                                                          (18)              (18)
    Other comprehensive income                                                                                             8,872
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                73,354
-----------------------------------------------------------------------------------------------------------------------------------

Exercise of stock options                              4         2,025                                                     2,029
Adjustment to deferred tax asset for:
    Pooled entities                                               (168)                                                     (168)
    Stock options                                                  757                                                       757
Other                                                              (37)                                                      (37)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        $492      $219,795      $155,222                     $(199)         $375,310
Comprehensive income:
    Net income                                                                27,618                                      27,618
    Other comprehensive income (loss):
        Pension liability adjustment, net of
            tax benefit of $72                                                                            (115)             (115)
        Currency translation adjustment                                                                 (6,555)           (6,555)
        Unrealized loss on investments, net
            of tax benefit of $412                                                                        (659)             (659)
  Other comprehensive loss                                                                                                (7,329)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                20,289
-----------------------------------------------------------------------------------------------------------------------------------

Exercise of stock options                              1           334                                                       335
Purchase and retirement of common stock              (18)       (9,982)                                                  (10,000)
Other                                                 (1)          (80)                                                      (81)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        $474      $210,067      $182,840                   $(7,528)         $385,853
===================================================================================================================================

            See notes to consolidated financial statements


                       MAIL-WELL INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Mail-Well, Inc. and subsidiaries (collectively, the "Company") is a market leader in four highly fragmented segments of the printing industry. The Company prints and manufactures envelopes in the United States and Canada and is a leading commercial printer in the United States. The Company is also a printer of custom documents for the distributor market and a printer of labels for the food and beverage industry in North America and the United Kingdom. The Company, headquartered in Englewood, Colorado, is organized under Colorado law and its common stock is traded on the New York Stock Exchange.

Basis of Presentation - The consolidated financial statements include the accounts of Mail-Well, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized at the time the products are shipped to the customer.

Cash and Cash Equivalents - Cash and cash equivalents include cash on deposit and investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

Inventories - Inventory values include all costs directly associated with manufacturing products: Materials, labor and manufacturing overhead. These values are presented at the lower of cost or market with cost determined on a first-in, first-out basis.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures that increase the capacity, efficiency or useful lives of existing assets are capitalized.

For financial reporting purposes, depreciation is calculated using the straight-line method based on the estimated useful lives of 15 to 45 years for buildings and improvements, 10 to 15 years for machinery and equipment and 3 to 10 years for furniture and fixtures. For tax purposes, depreciation is computed using accelerated methods.

Investment Securities - Investments in marketable and equity securities, held in a trust to cover the obligations of a supplemental executive retirement plan, are categorized as available-for-sale securities and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as adjustments to shareholders' equity until realized. The cost of securities sold is based on the specific identification method when computing realized gains and losses.

Intangible Assets - Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over 40 years. Other intangibles primarily arise from the purchase price allocations of businesses acquired. Amounts assigned to identifiable intangibles are based on independent appraisals or internal estimates and are amortized on a straight-line basis over appropriate periods (currently 4 to 20 years).

Impairment of Long-Lived Assets - All long-lived assets, including goodwill and other intangibles, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impaired asset is written down to its estimated fair market value.

                      MAIL-WELL, INC. AND SUBSIDIARIES

Income Taxes - The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.

Deferred taxes result from the temporary differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax law when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company does not provide U.S. income taxes on the unremitted earnings of its foreign subsidiaries since these earnings are deemed permanently invested. Unremitted earnings of the Company's foreign subsidiaries as of December 31, 2000 were $54,321,000.

Foreign Currency Translation - Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated at current exchange rates. Income and expense items are translated at the average rates for the year. The effects of translation are included as a component of other comprehensive income. Foreign currency transaction gains and losses are recorded in income when realized.

Stock Split - All applicable common stock and per share data have been adjusted to reflect the two-for-one stock split in June 1998.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, which will be effective for the year 2001, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met. Adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. Management does not expect the adoption of this statement to have a material impact on the Company's financial statements.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10 was effective in the fourth quarter of 2000 and addressed the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue and costs incurred related to shipping and handling included in revenues be reported in cost of sales. The Company implemented EITF 00-10 in the fourth quarter of 2000 and prior period information has been reclassified to conform to the provisions of EITF 00-10. In complying with this pronouncement, the Company reclassified shipping and handling fees billed from cost of sales to revenue in the amount of $39.2 million and $32.3 million for 1999 and 1998, respectively.

In November 2000, the EITF deferred implementation of Issue No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14") until the second quarter of 2001. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. The Company is currently in compliance with this pronouncement.

                      MAIL-WELL, INC. AND SUBSIDIARIES

2.       MERGERS AND ACQUISITIONS

With the exception of the Merged Group discussed below, all acquisitions made in 2000, 1999 and 1998 have been accounted for as purchases; accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The purchase price allocations are made on a preliminary basis as of the acquisition date. After resolution of matters pending at the date of acquisition, a final allocation of the purchase price is made. This final allocation may occur up to one year following the acquisition. Certain of the Company's acquisition agreements provide for deferred payments by the Company, contingent upon future revenues or profits of the companies acquired. Such payments are capitalized and recorded as goodwill. The financial statements for the years ended December 31, 2000, 1999 and 1998 reflect the operations of the acquired businesses, accounted for as purchases, from their respective acquisition dates.

In January 2000, the Company acquired the assets and assumed certain liabilities of Braceland Brothers, Inc., a commercial printing company with estimated annual sales of $30.3 million and operating locations in Philadelphia, Pennsylvania; Atlanta, Georgia; and Steubenville, Ohio, for $13.7 million. The Company is closing the Philadelphia location and integrating its business with other commercial printing operations in Philadelphia and Baltimore. Goodwill recorded as a result of this acquisition was $3.1 million.

In February 2000, the Company acquired American Business Products ("ABP") in a cash tender offer, in which the total value of this transaction, including the assumption of debt, was approximately $338.5 million. ABP is a provider of printed office products and specialty packaging solutions with annual sales of approximately $475.9 million. Goodwill recorded as a result of this acquisition was $143.9 million.

In May 2000, the Company purchased the stock of Craftsmen Litho, Inc., a commercial printing company with estimated annual sales of $12.8 million located in Waterbury, Connecticut, for $9.3 million. Goodwill recorded as a result of this acquisition was $5.5 million.

In June 2000, the Company purchased the stock of Strathmore Press, Inc., a commercial printing company with estimated annual sales of $15.0 million located in Cherry Hill, New Jersey, for $9.3 million. Goodwill recorded as a result of this acquisition was $3.9 million.

In July 2000, the Company purchased the stock of CML Industries Ltd., a supplier of envelopes and converted paper products with estimated annual sales of $29.7 million located in Ontario and Quebec, Canada, for $20.9 million. Goodwill recorded as a result of this acquisition was $10.0 million.

During 1999, the Company paid $207.2 million and assumed debt of $11.4 million to acquire ten companies. The goodwill recorded in connection with these acquisitions was approximately $136.1 million. Seven of the newly acquired companies with estimated annual sales of approximately $117 million became part of the Commercial Printing segment. The Envelope segment added one company with estimated annual sales of approximately $7 million. The Label segment also added one company with estimated annual sales of $13 million. The operations of the largest acquisition in 1999, which had estimated annual sales of $134 million, were allocated to both the Label and Printed Office Products segments.

The Company acquired 23 companies in 1998 for a total purchase price, including debt assumed, of $371.9 million. The goodwill recorded in connection with these acquisitions was approximately $180.6 million. Eleven of these companies with annual sales, which totaled approximately $283 million, are in the Commercial Printing segment. The Envelope segment added five companies with annual sales of approximately $35 million. Five of the companies with estimated annual sales of approximately $134 million were combined to form the Printed Office Products segment. Two of the acquisitions with estimated annual sales of $111 million were combined to form the Label segment.

The following unaudited pro forma financial information assumes that the above acquisitions occurred on January 1, 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have resulted had the acquisitions occurred on January 1, 1999 or the results which may occur in the future.

                      MAIL-WELL, INC. AND SUBSIDIARIES

    (IN THOUSANDS, EXCEPT PER SHARE DATA)             2000               1999
--------------------------------------------------------------------------------
Net sales                                         $2,496,049         $2,404,083
Income from continuing operations                     24,124             67,570
Net income                                            27,161             66,056

Earnings per basic share:
      Income from continuing operations                $0.49              $1.38
      Net income                                       $0.56              $1.38
Earnings per diluted share:
      Income from continuing operations                $0.49              $1.25
      Net income                                       $0.55              $1.25

On May 30, 1998, the Company merged with seven commercial printing companies (the "Merged Group") through the exchange of common stock, which had a market value of $21.965 per share. The companies acquired and the shares of common stock exchanged to consummate these mergers are shown in the table below:

COMPANY NAME                                                   SHARES EXCHANGED
--------------------------------------------------------------------------------
Color Art, Inc.                                                    2,351,951
Accu-Color, Inc.                                                     622,391
Industrial Printing Company                                          570,161
IPC Graphics, Inc.                                                   325,973
United Lithograph, Inc.                                              519,568
French Bray, Inc.                                                    538,040
Clarke Printing, Co.                                                 437,984

The mergers were accounted for as poolings-of-interests; accordingly, the Company's consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of the Merged Group. Adjustments required to conform the accounting policies of the Merged Group to those of the Company were not significant. Net sales and net income reported for the quarter ended March 31, 1998 have been restated as follows:

                  (IN THOUSANDS)                       NET SALES        NET INCOME
------------------------------------------------------------------------------------
Quarter ended March 31, 1998 (unaudited)
      As reported                                       $274,705          $9,510
      Pooled entities                                     44,029              23
------------------------------------------------------------------------------------
          As restated                                   $318,734          $9,533
====================================================================================

In connection with the mergers, transaction costs primarily investment banking, legal and accounting fees incurred by the Merged Group totaled approximately $3.3 million and were expensed during 1998.

3.       DISCOUNTINUED OPERATIONS

In September 2000, the Company sold Jen-Coat, the extrusion coating and laminating business unit of ABP for $110.6 million ("Jen-Coat"). The operating results of this business unit have been reported as discontinued operations in the consolidated statements of operations. Income from the discontinued operation was determined as follows:

(IN THOUSANDS)
------------------------------------------------------------------
Net sales                                              $56,036
Cost and expenses                                       50,546
Allocated interest                                       3,769
Provision for income taxes                                 663
------------------------------------------------------------------
      Income from discontinued operations               $1,058
==================================================================

                      MAIL-WELL, INC. AND SUBSIDIARIES

4.       SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts receivable - Accounts receivable, net consists of the following:

(IN THOUSANDS)                                         2000            1999
--------------------------------------------------------------------------------
Trade receivable                                     $208,416         $87,918
Other receivables                                      20,177          17,554
--------------------------------------------------------------------------------
                                                      228,593         105,472
Allowances                                             (5,886)         (2,874)
--------------------------------------------------------------------------------
                                                     $222,707        $102,598
================================================================================

Accounts receivables are carried at amounts that approximate fair value.

Inventories - Inventories by major category were:

(IN THOUSANDS)                                   2000                        1999
-------------------------------------------------------------------------------------
Raw materials                                   $62,709                     $55,896
Work in process                                  32,772                      32,020
Finished goods                                   78,237                      61,620
-------------------------------------------------------------------------------------
                                                173,718                     149,536
Reserves                                         (7,285)                     (4,780)
-------------------------------------------------------------------------------------
                                               $166,433                    $144,756
=====================================================================================

Property, plant and equipment - The Company's investment in property, plant and equipment consists of the following:

(IN THOUSANDS)                                         2000            1999
--------------------------------------------------------------------------------
Land and land improvements                            $24,490         $21,203
Buildings and improvements                            150,848         114,699
Machinery and equipment                               557,616         514,234
Furniture and fixtures                                 16,151          13,117
Construction in progress                               13,571          11,970
--------------------------------------------------------------------------------
                                                      762,676         675,223
Accumulated depreciation                             (192,654)       (143,067)
--------------------------------------------------------------------------------
                                                     $570,022        $532,156
================================================================================

Investment securities - The principal components of the Company's investment securities, which are carried at fair value and included in other assets on the consolidated balance sheets, are as follows:

                                                                   ESTIMATED
(IN THOUSANDS)                                       COST          FAIR VALUE
--------------------------------------------------------------------------------
Equity securities                                    $8,565           $8,105
Corporate bonds                                       1,344            1,340
Government bonds                                      1,590            1,593
Short-term investments                                1,466            1,466
Annuities                                             6,450            6,567
--------------------------------------------------------------------------------
                                                    $19,415          $19,071
================================================================================

An unrealized loss, $520,000, has been included in other comprehensive income, net of taxes. Investment securities at December 31, 1999 were not material.

As of December 31, 2000, amortized costs and estimated fair values of investments available-for-sale by contractual maturity were:

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                                                    ESTIMATED
(IN THOUSANDS)                                        COST          FAIR VALUE
--------------------------------------------------------------------------------
Corporate and government bonds within:
      Two to five years                                $825             $898
      Due after five years                            2,109            2,035
--------------------------------------------------------------------------------
                                                     $2,934           $2,933
================================================================================

Intangible assets - Intangible assets, net consists of the following:

(IN THOUSANDS)                                        2000            1999
--------------------------------------------------------------------------------
Goodwill                                            $609,095        $480,541
Other intangibles                                     60,025           9,239
--------------------------------------------------------------------------------
                                                     669,120         489,780
Accumulated amortization                             (49,905)        (31,527)
--------------------------------------------------------------------------------
                                                    $619,215        $458,253
================================================================================

The increase in identifiable intangibles was due to the allocation of the purchase price of ABP. Accumulated other comprehensive loss - The after-tax components comprising accumulated other comprehensive loss are as follows:

(IN THOUSANDS)                                       2000            1999
--------------------------------------------------------------------------------
Currency translation adjustment                    $(6,467)            $88
Pension liability adjustment                          (146)            (31)
Unrealized loss on investments                        (915)           (256)
--------------------------------------------------------------------------------
                                                   $(7,528)          $(199)
================================================================================

5.       LONG-TERM DEBT

At December 31, 2000 and 1999, long-term debt consists of the following:

(IN THOUSANDS)                                          2000            1999
--------------------------------------------------------------------------------
Bank borrowings:
      Secured Tranche A term loan, due 2006           $237,586               -
      Secured Tranche B term loan, due 2007            209,603               -
      Unsecured loan, due 2003                          15,559          21,876
      Unsecured revolving loan facility                      -         172,242
Senior Subordinated Notes, due 2008                    300,000         300,000
Convertible Subordinated Notes, due 2002               139,063         152,050
Other                                                   27,333          20,811
--------------------------------------------------------------------------------
                                                       929,144         666,979
Less current maturities                                (40,542)        (13,889)
--------------------------------------------------------------------------------
Long-term debt                                        $888,602        $653,090
================================================================================

In February 2000, the Company entered into an $800 million Senior Secured Credit Facility (the "Credit Facility"). The Credit Facility originally consisted of a $250 million revolving line of credit, a $300 million Tranche A term loan and a $250 million Tranche B term loan. Both term loans have been reduced by the proceeds received from the sale of Jen-Coat. The Company is required to repay $27.5 million in principal on the Tranche A term loan in 2001, increasing $8.4 million a year through 2005 with a final payment of $15.8 million in 2006. The Company is required to pay $2.1 million each year on the Tranche B term loan through 2005, with four quarterly balloon payments of $49.6 million per quarter thereafter. Any optional prepayments of principal must be applied proportionately between the Tranche A and B term loans. Interest under the Credit Facility, which is payable quarterly, is based on LIBOR plus a margin. At December 31, 2000, the interest rates on Tranche A and Tranche B were 8.69% and 9.15%, respectively. There were no amounts outstanding under the revolving line of credit at December 31, 2000.

                      MAIL-WELL, INC. AND SUBSIDIARIES

In February 2000, the Company wrote off deferred financing costs of $635,000 capitalized in connection with the bank debt, which was repaid in February 2000. The charge is reported net of tax as an extraordinary item in the consolidated statements of operations.

In November 1998, the Company issued $300,000,000 of 8.75% Senior Subordinated Notes (the "Senior Notes") which are due November 2008. Interest is payable semi-annually. The Company can redeem the Senior Notes, in whole or in part, on or after December 15, 2003, at redemption prices, which range from 100% to 104.375%, plus accrued and unpaid interest. The Company wrote off deferred financing costs of $6,719,000 capitalized in connection with bank debt, which was repaid as a result of the issuance of the Senior Notes. The write-off was reported net of tax as an extraordinary item in the consolidated statements of operations.

In November 1997, the Company issued $152,050,000 of Convertible Subordinated Notes (the "Convertible Notes"). Interest accrues thereon at 5% and is payable semi-annually. The Convertible Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $19.00 per share at any time prior to November 1, 2002. In March 2000, the Company repurchased $12,987,000 of the outstanding Convertible Notes at a discount and recorded a gain of $2,989,000, which was reported net of tax as an extraordinary item in the consolidated statements of operations.

Other long-term debt is primarily term debt with banks with interest rates, which ranged from 6.0% to 9.0% at December 31, 2000. Other long-term debt also includes capital lease obligations.

The Credit Facility, Senior Notes and Convertible Notes contain certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness or issue capital stock, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to satisfy certain financial covenants.

The aggregate annual maturities for long-term debt at December 31, 2000 are as follows:

(in thousands)
--------------------------------------------------------------
2001                                                $40,542
2002                                                186,938
2003                                                 52,508
2004                                                 56,614
2005                                                 64,387
Thereafter                                          528,155
--------------------------------------------------------------
                                                   $929,144
==============================================================

Cash paid for interest on long-term debt was $89,923,000, $51,849,000 and $33,996,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The estimated fair value of the Company's Credit Facility, Senior Notes, Convertible Notes and other long-term debt based on current rates available to the Company for debt of the same remaining maturity was $794,230,000 and $631,858,000 at December 31, 2000 and 1999, respectively.

6.       SECURITIZATION

The Company sells, on a revolving basis, trade receivables to a wholly owned subsidiary, Mail-Well Trade Receivables Corp. ("MTRC"). MTRC is a bankruptcy-remote special purpose entity that is subject to certain covenants and restrictions. New receivables, except those failing certain eligibility criteria, are sold to MTRC on a daily basis as previously sold accounts receivables are collected. MTRC, in turn, sells an undivided interest in the pool of receivables, up to a maximum of $75 million (reduced from $150 million at December 31, 1999), to a multi-seller receivables securitization company, for which there are no repurchase agreements. The Company maintains a subordinated interest in the portion of the pooled receivables, which are not transferred to the securitization company.

                      MAIL-WELL, INC. AND SUBSIDIARIES

The selling price of the receivables interest reflects a discount based on the A-1 rated commercial paper borrowing rate (6.81% at December 31, 2000). The Company remains responsible for servicing the underlying balance and receives a fee for this service as indicated in the servicing agreement, which it believes represents adequate compensation. The Company estimates the fair value of its retained interests by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable which is less than 45 days, and the rate of expected credit losses. Based on the Company's favorable collection experience and the very short-term nature of the receivables, both assumptions are considered to be highly predictable. Therefore, the Company's estimated fair value of its retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

As of December 31, 2000 and 1999, the Company had sold $151.1 million and $203.3 million of accounts receivable to MTRC, respectively. MTRC had sold beneficial interests totaling $75.0 million and $148.5 million to the securitization company at December 31, 2000 and 1999, respectively. The amounts reflected in the investment in accounts receivable securitization in the accompanying consolidated balance sheets are $75.4 million and $54.4 million at December 31, 2000 and 1999, respectively.

7.       COMMITMENTS AND CONTINGENCIES

Leases - The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2011. Certain leases include renewal and purchase options.

In 2000, the Company entered into two sale-leaseback transactions with unrelated parties at an aggregate selling price of approximately $26.6 million. The Company does not have continuing involvement under the sale-leaseback transactions.

The following is a schedule of future minimum rental payments required under all noncancelable operating leases as of December 31, 2000:

(IN THOUSANDS)
--------------------------------------------------------------
2001                                                 $40,251
2002                                                  32,850
2003                                                  26,420
2004                                                  21,250
2005                                                  18,800
Thereafter                                            33,724
--------------------------------------------------------------
Total                                                $73,259
==============================================================

Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2000 are approximately $8.4 million.

Rental expenses for the years ended December 31, 2000, 1999 and 1998 were $38,750,000, $28,860,000 and $25,831,000, respectively.

Concentrations of Credit Risk - The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and investments in securities are placed with high credit quality institutions and concentrations within accounts receivable are limited due to the Company's customer base and their dispersion across different industries and geographic areas.

Litigation - The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                      MAIL-WELL, INC. AND SUBSIDIARIES

8.       STOCK OPTION PLANS

The Company maintains stock-based compensation plans (the "Plans") that provide for the granting of stock options to officers, directors and employees. Stock options awarded generally vest over four or five years and expire ten years from the date granted. Options are granted at a price equal to the fair market value of the Company's common stock on the date of grant. The Compensation Committee of the Board of Directors administers the Plans. At December 31, 2000, 477,543 stock options were available for issuance under the Plans.

The following table summarizes the activity and terms of outstanding options at December 31, 2000, 1999 and 1998:

                                                       2000                    1999                   1998
---------------------------------------------------------------------------------------------------------------------
                                                  AVERAGE                 AVERAGE                AVERAGE
                                                 EXERCISE                EXERCISE               EXERCISE
                                                  OPTIONS    PRICE        OPTIONS     PRICE      OPTIONS      PRICE
---------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year        2,598,119    $8.76      2,619,759     $7.37    2,827,470      $5.48
Granted                                         1,362,659     8.65        466,300     13.54      661,194      12.80
Exercised                                         (61,856)    4.99       (388,555)     5.53     (493,249)      3.70
Expired/cancelled                                (228,055)    9.04        (99,385)     6.59     (375,656)      7.27
---------------------------------------------------------------------------------------------------------------------
Options outstanding at end of year              3,670,867    $8.75      2,598,119     $8.76    2,619,759      $7.37
=====================================================================================================================
Exercisable options at end of year              1,289,717    $7.48        820,740     $6.35      569,943      $5.56
=====================================================================================================================

Summary information about the Company's stock options outstanding at December 31, 2000 is as follows:

                                                  WEIGHTED         WEIGHTED                        WEIGHTED
                             OUTSTANDING AT       AVERAGE          AVERAGE     EXERCISABLE AT      AVERAGE
RANGE OF EXERCISE             DECEMBER 31,     REMAINING LIFE      EXERCISE     DECEMBER 31,       EXERCISE
     PRICES                       2000           (IN YEARS)          PRICE          2000            PRICE
-------------------------------------------------------------------------------------------------------------
$ 1.32 - $ 3.74                  428,366            4.8             $ 2.41         428,366          $ 2.41
$ 4.82 - $ 7.00                  940,899            6.9             $ 6.32         377,640          $ 6.64
$ 7.01 - $ 9.10                  830,000            9.3             $ 8.36          22,000          $ 8.89
$ 9.31 - $15.09                1,453,602            7.9             $12.25         443,711          $12.43
         $21.86                   18,000            7.3             $21.86          18,000          $21.86
-------------------------------------------------------------------------------------------------------------
$ 1.32 - $21.86                3,670,867            7.6             $ 8.75       1,289,717          $ 7.48
=============================================================================================================

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") the Company accounts for the Plans under Accounting Principles Board Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS 123 and using the following average assumptions:

                                                     2000             1999             1998
-------------------------------------------------------------------------------------------------
Risk-free interest rate                            5.8%-7.2%       5.8%-7.2%         4.8%-7.2%
Expected dividend yield                               0%               0%               0%
Expected option lives                              4-6 years       4-6 years         4-6 years
Expected volatility                                 33%-68%         33%-68%           33%-68%
-------------------------------------------------------------------------------------------------

The weighted average fair value of options granted in 2000, 1999 and 1998 was $5.47, $8.43 and $6.73, respectively, per option. If the Company had accounted for the Plans in accordance with SFAS 123, the Company's reported and pro forma net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows (in thousands, except per share data):

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                                     2000             1999            1998
-------------------------------------------------------------------------------------------------
Net income
     As reported                                   $27,618          $64,482         $21,709
     Pro forma                                     $23,467          $61,481         $19,941
Earnings per share - basic
     As reported                                     $0.57            $1.32           $0.47
     Pro forma                                       $0.48            $1.25           $0.43
Earnings per share - diluted
     As reported                                     $0.56            $1.20           $0.45
     Pro forma                                       $0.48            $1.15           $0.41
-------------------------------------------------------------------------------------------------

The effect on 2000, 1999 and 1998 pro forma net income, earnings per share-basic and earnings per share-diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

9.       INCOME TAXES

Income from continuing operations for the years ended December 31, 2000, 1999 and 1998 was:

(IN THOUSANDS)                                   2000          1999           1998
Domestic                                        $22,904       $83,264        $31,886
Foreign                                          20,234        24,566         17,903
Income from continuing operations
     before income taxes                        $43,138      $107,830        $49,789

The provision for income taxes on income from continuing operations for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

(IN THOUSANDS)                                    2000            1999           1998
-----------------------------------------------------------------------------------------
Current tax provision (benefit):
     Federal                                       $(125)        $18,075        $5,550
     Foreign                                       8,864           7,237         5,246
     State                                           (13)          2,987           948
-----------------------------------------------------------------------------------------
                                                   8,726          28,299        11,744
Deferred provision:
     Federal                                       7,755          12,346         9,492
     Foreign                                         768           1,469         1,792
     State                                           776           1,234           920
-----------------------------------------------------------------------------------------
                                                   9,299          15,049        12,204
-----------------------------------------------------------------------------------------
Provision for income taxes                       $18,025         $43,348       $23,948
=========================================================================================

                      MAIL-WELL, INC. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

(IN THOUSANDS)                                                 2000            1999
-----------------------------------------------------------------------------------------
Deferred tax assets:
     Alternative minimum tax credit carryforwards              $4,608         $4,435
     Net operating loss carryforwards                           3,206          3,883
     Compensation and benefit related accruals                 14,160          5,401
     Restructuring accruals                                    13,549          5,087
     Accounts receivable and inventories                        3,402          4,569
     State tax credits                                          1,241          1,178
     Other                                                      4,817          2,431
     Valuation allowance                                       (1,210)          (874)
-----------------------------------------------------------------------------------------
Total deferred tax assets                                      43,773         26,110

Deferred tax liabilities:
     Property, plant and equipment                             98,780         73,516
     Goodwill and other intangibles                            26,570             82
     Other                                                      2,861          2,170
-----------------------------------------------------------------------------------------
Total deferred tax liabilities                                128,211         75,768
-----------------------------------------------------------------------------------------
Net deferred tax liability                                    $84,438        $49,658
=========================================================================================

The net deferred income tax liability at December 31, 2000 and 1999 includes the following components:

(IN THOUSANDS)                               2000           1999
--------------------------------------------------------------------
Current deferred tax asset                  $24,007        $14,454
Non-current deferred tax liability         (108,445)       (64,112)
--------------------------------------------------------------------
     Total                                 $(84,438)      $(49,658)
====================================================================

A reconciliation of the federal statutory tax rate to the Company's effective income tax rate is summarized below:

                                                        2000           1999            1998
------------------------------------------------------------------------------------------------
Statutory federal tax rate                               35.0%          35.0%           35.0%
State tax, net of federal tax benefit                     3.5            3.5             3.5
Nondeductible goodwill amortization                       7.1            2.8             3.5
Nontaxable investment benefit                            (1.7)             -               -
Nondeductible ESOP contribution                             -              -             9.3
Effect of pooled entities electing nontaxable
     status prior to the mergers                            -              -            (2.4)
Other                                                    (2.1)          (1.1)            (.8)
------------------------------------------------------------------------------------------------
Effective income tax rate                                41.8%          40.2%           48.1%
================================================================================================

Net operating losses of $9,038,000 are being carried forward and are available to reduce future taxable income subject to certain limitations. These net operating losses will expire as follows: $5,487,000 between 2002 and 2012, $433,000 between 2005 and 2008, and $3,118,000, which may be carried forward indefinitely. The Company also has tax credit carryforwards of $5,849,000 at December 31, 2000, of which $1,241,000 expire between 2002 and 2007 and $4,608,000 may be carried forward indefinitely.

Cash payments for income taxes were $8,813,000, $21,255,000 and $23,762,000 in 2000, 1999 and 1998, respectively.

                      MAIL-WELL, INC. AND SUBSIDIARIES

10.      BENEFIT PLANS

Pension Plans - The Company maintains pension plans for certain of its employees in the U.S. and Canada under collective bargaining agreements with unions representing these employees. The following table presents the benefit obligation, the funded status of the pension plans and the amounts recognized in the Company's consolidated balance sheets as of December 31, 2000 and 1999:

(IN THOUSANDS)                                                                2000            1999
------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                                      $28,693         $27,188
Service cost                                                                   2,000           1,435
Interest cost                                                                  1,569           2,037
Amendments                                                                         -             695
Actuarial gains and loss                                                           3          (1,048)
Foreign currency exchange rate changes                                          (733)          1,157
Benefits paid                                                                 (1,919)         (2,771)
------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                                        29,613          28,693
------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year                                34,423          32,689
Foreign currency exchange rate changes                                         1,574           1,561
Actual return on plan assets                                                    (707)          1,600
Employer contributions                                                         1,291           1,344
Benefits paid                                                                 (1,919)         (2,771)
------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year                                 34,662          34,423
------------------------------------------------------------------------------------------------------
Funded status                                                                  5,049           5,730
Unrecognized actuarial loss                                                    3,124           2,275
Unrecognized prior service cost                                                  368             279
Unrecognized transition asset                                                 (4,711)         (5,344)
------------------------------------------------------------------------------------------------------
Net amount recognized                                                         $3,830          $2,940
======================================================================================================

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost                                                          $3,997          $3,592
Accrued benefit liability                                                       (446)           (702)
Intangible asset                                                                  42               -
Deferred tax asset                                                                91              19
Accumulated other comprehensive loss                                             146              31
------------------------------------------------------------------------------------------------------
Net amount recognized                                                         $3,830          $2,940
======================================================================================================

In connection with its acquisition of ABP, the Company assumed responsibility for a supplemental executive retirement plan ("SERP") covering certain former directors and executives of ABP. The Company has funded a trust to cover the obligations of the SERP, but because the trust is considered an asset of the Company, the trust cannot be offset against the obligations of the SERP. The table below shows the change in the obligations of the SERP subsequent to the acquisition of ABP (in thousands):

Benefit obligation as of February 19, 2000                                             $18,077
Interest cost                                                                            1,557
Benefits paid                                                                           (1,790)
------------------------------------------------------------------------------------------------
Benefit obligation at the end of the year                                              $17,844
================================================================================================

The benefit obligation as of December 31, 2000 has been included with other liabilities in the consolidated balance sheets.

                      MAIL-WELL, INC. AND SUBSIDIARIES

The components of the net periodic pension cost for the pension plans and the SERP were as follows:

(IN THOUSANDS)                                              2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------------
Service cost                                                $2,000                $1,435                $1,477
Interest cost on projected benefit obligation                2,789                 2,037                 1,812
Expected return on plan assets                              (2,963)               (2,958)               (2,814)
Net amortization and deferral                                 (400)                 (423)                 (377)
Recognized actuarial loss                                       31                    37                     -
Curtailment loss                                                38                     -                     -
-----------------------------------------------------------------------------------------------------------------
Net periodic pension expense                                $1,495                  $128                   $98
=================================================================================================================

The assumptions used in computing the net pension cost and the funded status were as follows:

                                                         2000            1999            1998
---------------------------------------------------------------------------------------------------
Weighted average discount rate                          7.50%           7.50%         6.75 - 7.5%
Expected long-term rate of return on assets           8.75 - 9%       8.75 - 9%       8.75 - 9.5%
Rate of compensation increase                           2 - 4%          2 - 4%          2 - 4%
---------------------------------------------------------------------------------------------------

The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3,128,000 and $2,937,000, respectively, as of December 31, 2000. The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3,893,000 and $3,622,000, respectively, as of December 31, 1999.

Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $2,901,000, $3,768,000, and $2,240,000 for 2000,
1999 and 1998, respectively.

Other Plans - The Company sponsors defined contribution plans to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. As determined by the provisions of each plan, the Company matches a certain percentage of each employee's voluntary contribution. Such matching contributions to the plans were approximately $7,502,000, $5,164,000 and $4,119,000 for the years ending in 2000, 1999 and 1998, respectively.

Employee Stock Ownership Plan - In October 1998, the Company deleveraged its Employee Stock Ownership Plan ("ESOP"), which was established for certain of its U.S. employees. In doing so, the Company extinguished the loan incurred to establish the ESOP and issued the previously unallocated shares to the participants. Contributions to the ESOP are discretionary, and no contributions were made in 2000 or 1999. In 1998, ESOP expense was $14,326,000, which included a $12,200,000 charge associated with deleveraging the ESOP. At December 31, 2000 and 1999, the ESOP held 3,896,544 shares of common stock all of which have been allocated to participant accounts. In December 2000, the ESOP was frozen.

                      MAIL-WELL, INC. AND SUBSIDIARIES

11.      RESTRUCTURING AND ASSET IMPAIRMENTS

In 2000, the Company began a comprehensive review of its business operations in response to changes in the industry and in customer demand. The objectives of this review, which is ongoing, are to identify opportunities to improve operational efficiencies through product and/or facility consolidation, headcount reductions and equipment changes. As a result, the Company recorded a restructuring charge of $11,287,000 and an asset impairment charge of $12,940,000 as summarized below:

                                      PRINTED OFFICE     COMMERCIAL
          (IN THOUSANDS)                 PRODUCTS          LABEL          PRINTING       ENVELOPE        TOTAL
------------------------------------------------------------------------------------------------------------------
Termination and related
      employee costs                      $1,261              $521           $188            $86          $2,056
Lease termination costs                      860               196            428              -           1,484
Exit costs                                   185               269             45              -             499
Impairment charges                         3,299             3,200            749              -           7,248
------------------------------------------------------------------------------------------------------------------
     Total restructuring charge            5,605             4,186          1,410             86          11,287

Asset impairments                          2,723             6,309          2,036          1,872          12,940
------------------------------------------------------------------------------------------------------------------
     Total restructuring and asset
          impairment charges              $8,328           $10,495         $3,446         $1,958         $24,227
==================================================================================================================

Of the $24,227,000 charge, $20,188,000 was noncash. The Company expects additional restructuring charges of approximately $2.5 million in 2001 as these restructuring plans are completed. Management expects to complete its strategic review of the Company during the second quarter of 2001. Additional restructuring plans may result from this review.

The restructuring in Printing Office Products is in response to the declining documents segment of its market. It involves the closure of three manufacturing facilities and substantially curtailing another facility. The restructuring plan impacts 190 employees and severance expenses are $795,000. Impairment charges are related to the plant closures.

The restructuring plan of the Label segment includes closing two unprofitable operations, closure of a sales office and replacing equipment to better support customer and market requirements. The severance costs of the 90 effected employees was $521,000. Impairment charges relate to the rationalized equipment.

Commercial Printing is closing two manufacturing facilities and its bindery operation in Mexico to reduce costs and better utilize manufacturing capacity. The restructuring impacts 65 employees and severance expenses were $146,000.

The Envelope segment is closing one plant to reduce cost and consolidate capacity. The restructuring plan impacts 65 employees and severance costs are $86,000.

Asset impairment charges unrelated to the restructuring totaled $12,940,000. The asset impairment charges included assets that were not in use and could not be redeployed or sold. Additionally, there were reductions in the carrying value of assets to their fair market value based on current selling prices for comparable real estate and equipment, less selling costs. The Company also wrote off the portion of its investment in information technology that was redundant or not functional.

In November 1998, the Company implemented a restructuring program, which involved regionalizing U.S. Envelope operations and the reorganization of its Commercial Printing operations in the Northwest. The Company incurred expenses in 1998 of $761,000 related to the restructuring program and recorded a charge of $15,961,000 as of December 31, 1998 that consisted of $11,699,000 for asset impairments, $2,907,000 for severance and other termination benefits and $1,355,000 for other exit costs. The charge for asset impairment was incurred to write off the net book value of equipment, which was not in use and could not be redeployed. The severance charge was

                      MAIL-WELL, INC. AND SUBSIDIARIES
related to 616 employees. The other exit costs were primarily noncancelable lease costs. In addition to these costs, the Company incurred $756,000 and $1,946,000 of restructure-related charges during 2000 and 1999, respectively, which could not be accrued at December 31, 1998. The reserves established in connection with the 1998 restructuring program have been used.

A summary of activity in the restructuring liabilities for the three years ended December 31, 2000, 1999 and 1998 is as follows:

(IN THOUSANDS)                                 2000 RESTRUCTURE           1998 RESTRUCTURE
-----------------------------------------------------------------------------------------------
Charged to costs and expenses                                                   $15,961
Cash payments                                                                      (604)
Asset write-offs                                                                (10,104)
-----------------------------------------------------------------------------------------------
     Balance at December 31, 1998                                                 5,253
Charged to costs and expenses                                                     1,946
Cash payments                                                                    (4,565)
Asset write-offs                                                                   (591)
-----------------------------------------------------------------------------------------------
     Balance at December 31, 1999                                                 2,043
Charged to costs and expenses                        $24,227                        756
Cash payments                                           (893)                    (2,799)
Asset write-offs                                     (20,188)
-----------------------------------------------------------------------------------------------
     Balance at December 31, 2000                     $3,146                         $-
===============================================================================================

12.      EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the amounts included in the computation of basic earnings per share and diluted earnings per share is as follows:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)                                            2000              1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Numerator:
Numerator for basic earnings per share - income
     from continuing operations                                                   $25,113           $64,482           $25,841
Interest on Convertible Notes                                                           -             5,254                 -
--------------------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
     from continuing operations after assumed conversions                         $25,113           $69,736           $25,841
================================================================================================================================

Denominator:
Denominator for basic earnings per share - weighted average shares                 48,789            48,990            46,499
Effects of dilutive securities:
     Conversion of Convertible Notes                                                    -             8,003                 -
     Stock options                                                                    404               940             1,650
     Other                                                                             24               221               436
--------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share average
     - adjusted weighted shares and assumed conversions                            49,217            58,154            48,585
================================================================================================================================

Earnings per share:
     Basic                                                                           $0.52            $1.32             $0.55
================================================================================================================================
     Diluted                                                                         $0.51            $1.20             $0.53
================================================================================================================================

During the years ended December 31, 2000, 1999 and 1998, outstanding options to purchase approximately 2,304,000, 118,000 and 24,000 common shares, respectively, were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market price for the year. Additionally, in 2000 and

                      MAIL-WELL, INC. AND SUBSIDIARIES

1998, the interest on the Convertible Notes in the amount of $4,950,900 and $5,253,701, respectively, was excluded from the calculation of diluted earning per share due to its antidilutive effect on earnings per share.

13.      SEGMENT INFORMATION

The Company operates principally in four business segments organized by products. The Commercial Printing segment specializes in printing annual reports, brand marketing collateral, catalogs, brochures, maps and guidebooks, calendars, financial communications and CD packaging. The Envelope segment manufactures customized and stock envelopes for direct mail advertising, filing systems, billing and remittance, photo processing, medical records and catalog orders. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products segment provides customized and stock labels, envelopes, commercial printing and business documents to small and mid-size businesses generally through printing distributors. The Label segment is a leading supplier of glue-applied and pressure-sensitive labels to the food, beverage and consumer products industries. Intersegment sales, which approximate market, were $37.6 million in 2000. Intersegment sales in 1999 and 1998 were not significant.

Operating income is net of all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense, gains or losses on disposal of assets and other miscellaneous expenses. In addition, corporate expenses in 1998 include the $12.2 million charge for the deleveraging of the ESOP and expenses of $3.3 million related to the poolings-of-interests in 1998.

Identifiable assets are accumulated by facility within each business segment. Certain operating assets, which are under lease, are reported as business segment assets for evaluation purposes. The net book values of these assets have been included with corporate assets in order to remove these assets and reconcile identifiable assets with the total assets of the Company. Corporate assets consist primarily of cash and cash equivalents, investments in accounts receivable securitization, investment securities, other accounts receivable and deferred tax assets.

The following tables presents certain business segment information for the years ended December 31, 2000, 1999 and 1998:

(IN THOUSANDS)                                            2000            1999            1998
----------------------------------------------------------------------------------------------------
Net sales: (a)
     Commercial Printing                                 $961,780       $796,973         $576,661
     Envelope                                             861,803        738,288          760,345
     Printing Office Products                             373,483        163,961          126,091
     Label                                                228,149        188,008           73,890
----------------------------------------------------------------------------------------------------
     Total                                             $2,425,215     $1,887,230       $1,536,987
====================================================================================================

Operating income:
     Commercial Printing                                  $54,758        $65,108          $34,311
     Envelope                                              90,202         90,996           71,992
     Printed Office Products                               26,157         14,048            9,439
     Label                                                   (488)        14,535            4,280
     Corporate                                            (37,530)       (22,394)         (33,142)
----------------------------------------------------------------------------------------------------
     Total                                               $133,099       $162,293          $86,880
====================================================================================================

Identifiable assets:
     Commercial Printing                                 $685,871       $645,869         $459,720
     Envelope                                             635,508        516,662          630,639
     Printed Office Products                              275,025        129,609          112,129
     Label                                                205,480        218,023           96,029
     Corporate                                            (48,329)      (166,122)        (170,561)
----------------------------------------------------------------------------------------------------
     Total                                             $1,753,555     $1,344,041       $1,127,956
====================================================================================================



                                  MAIL-WELL, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

====================================================================================================
(IN THOUSANDS)                                            2000             1999            1998
----------------------------------------------------------------------------------------------------
Depreciation and amortization:
     Commercial Printing                                  $27,153        $22,768          $16,653
     Envelope                                              20,633         15,263           13,850
     Printed Office Products                                7,704          2,854            1,934
     Label                                                  7,699          6,778            3,117
     Corporate                                             18,047          8,998            4,086
----------------------------------------------------------------------------------------------------
     Total                                                $81,236        $56,661          $39,640
====================================================================================================

Capital expenditures:
     Commercial Printing                                   $34,902        $34,580          $36,489
     Envelope                                               20,955         30,133           41,798
     Printed Office Products                                 7,244          5,609            3,978
     Label                                                   9,014         14,805            5,070
     Corporate                                               1,915            374                -
----------------------------------------------------------------------------------------------------
     Total                                                 $74,030        $85,501          $87,335
====================================================================================================

Restructuring and asset impairment charges:
     Commercial Printing                                    $3,658             $-           $3,724
     Envelope                                                2,502          1,808           12,237
     Printed Office Products                                 8,328              -                -
     Label                                                  10,495            138                -
     Corporate (b)                                               -              -           12,961
----------------------------------------------------------------------------------------------------
     Total                                                 $24,983         $1,946          $28,922
====================================================================================================

Significant other noncash changes: (c)
     Commercial Printing                                    $2,785             $-           $2,787
     Envelope                                                1,872              -            8,912
     Printed Office Products                                 6,022              -                -
     Label                                                   9,509              -                -
     Corporate (b)                                               -              -           12,200
----------------------------------------------------------------------------------------------------
     Total                                                 $20,188             $-          $23,899
====================================================================================================

(a) Net sales have been restated to include billed freight previously reported in cost of sales.
(b) The amount reported in 1998 includes the $12.2 million charge incurred to deleverage the ESOP.
(c) Represents the noncash portion of restructuring and asset impairment charges.

Geographic information as of and for the years ended December 31, 2000, 1999 and 1998 is presented below:

(IN THOUSANDS)                                     2000            1999            1998
----------------------------------------------------------------------------------------------
Net sales:
     U.S.                                       $2,168,616      $1,664,363      $1,382,498
     Canada                                        221,996         191,189         154,489
     Other foreign                                  34,603          31,678               -
----------------------------------------------------------------------------------------------
     Total                                      $2,425,215      $1,887,230      $1,536,987
==============================================================================================

Identifiable assets:
     U.S.                                       $1,506,126      $1,115,984        $962,857
     Canada                                        204,730         179,529         165,099
     Other foreign                                  42,699          48,528               -
----------------------------------------------------------------------------------------------
     Total                                      $1,753,555        $1,344,041    $1,127,956
==============================================================================================

                      MAIL-WELL, INC. AND SUBSIDIARIES

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated:

                                                              FIRST           SECOND          THIRD         FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)                     QUARTER (B)       QUARTER        QUARTER        QUARTER
-----------------------------------------------------------------------------------------------------------------------
2000:
-----------------------------------------------------------------------------------------------------------------------
Net sales (a)                                                 $563,821        $602,601         $635,160      $623,633
Gross profit                                                   130,058         137,103          135,690       144,058

Income (loss) from continuing operations (c)                   $15,665         $10,858           $6,723       $(8,133)
Discontinued operations                                            672             386                -             -
Extraordinary item                                               1,447               -                -             -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $17,784         $11,244           $6,723       $(8,133)
=======================================================================================================================
Earnings (loss) per share - basic:
     Income (loss) per share from continuing operations          $0.32           $0.22            $0.14        $(0.17)
     Discontinued operations                                      0.01            0.01             -             -
     Extraordinary item per share                                 0.03            -                -             -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - basic                              $0.36           $0.23            $0.14        $(0.17)
=======================================================================================================================
Earnings (loss) per share - diluted:
     Income (loss) per share from continuing operations          $0.31           $0.21            $0.14        $(0.17)
     Discontinued operations per share                            0.01            0.01             -             -
     Extraordinary item per share                                 0.03            -                -             -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - diluted                            $0.33           $0.22            $0.14        $(0.17)
=======================================================================================================================

1999:
-----------------------------------------------------------------------------------------------------------------------
Net sales (a)                                                 $450,464        $449,362         $501,519      $485,885
Gross profit                                                    99,665         107,342          113,014       109,305
Net income                                                      14,772          14,984           17,501        17,225

Earnings per share - basic                                        0.30            0.31             0.36          0.35

Earnings per share - diluted                                      0.28            0.28             0.32          0.32
-----------------------------------------------------------------------------------------------------------------------

(a)  Net sales have been restated to include billed freight previously reported in cost of sales.
(b)  The results for the three months ended March 31, 2000 have been restated from those previously reported to reflect discontinued operations.
(c)  Includes restructuring and impairment charges of $24.9 million that primarily occurred in the fourth quarter.

15.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In November 1998, Mail-Well I Corporation ("Issuer" or "MWI"), the Company's wholly owned subsidiary, and the only direct subsidiary of the Company, issued $300.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes ("Senior Notes") due in 2008 (see Note 5). The Senior Notes are guaranteed by all of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

The following condensed consolidating financial information illustrates the composition of the Parent Guarantor, Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries. The Issuer, the Guarantor Subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Guarantor. Management has

                      MAIL-WELL, INC. AND SUBSIDIARIES
determined that separate complete financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.

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


                                                    MAIL-WELL, INC. AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                           December 31, 2000
                                                            (in thousands)

                                                                          Combined        Combined
                                               Parent                     Guarantor     Nonguarantor
                                              Guarantor      Issuer     Subsidiaries    Subsidiaries      Elim.        Consolidated
                                              ---------      ------     ------------    ------------      -----        ------------
  Current assets:
      Cash and cash equivalents               $      -    $    9,596    $   (9,846)      $    712      $         -        $    462
      Receivables, net                               -         8,669       151,978         41,883                -         202,530
      Investment in accounts receivable
       securitization                                -             -             -         75,427                -          75,427
      Accounts receivable - other                    -        13,499         5,615          1,063                -          20,177
      Inventories, net                               -        51,359        91,815         23,259                -         166,433
      Note receivable from Issuer              147,436             -             -              -         (147,436)              -

  Other current assets                             262        25,741        24,399          3,786             (181)         54,007
                                              --------    ----------    ----------       --------      -----------      ----------
       Total current assets                    147,698       108,864       263,961        146,130         (147,617)        519,036

  Investment in subsidiaries                   385,505       357,592        64,348              -         (807,445)              -

  Property, plant and equipment, net                 -       132,522       350,964         86,536                -         570,022

  Intangible assets, net                             -        49,455       483,515         86,245                -         619,215
  Notes receivable from subsidiaries                 -       784,400             -              -         (784,400)              -

  Other assets, net                              3,481        55,581         1,101          4,001          (18,882)         45,282
                                              --------    ----------    ----------       --------      -----------      ----------
  Total assets                                $536,684    $1,488,414    $1,163,889       $322,912      $(1,758,344)     $1,753,555
                                              ========    ==========    ==========       ========      ===========      ==========

  Current liabilities:
      Accounts payable                        $      -    $   32,446    $  107,569       $ 17,700      $         -      $  157,715
      Accrued compensation                           -        24,556        31,144          7,486                -          63,186
      Other current liabilities                 11,768       100,773      (184,734)       155,374             (181)         83,000
      Note payable to Parent                         -       147,436             -              -         (147,436)              -

      Current portion of long-term debt              -        30,767         2,662          7,113                -          40,542
                                              --------    ----------    ----------       --------      -----------      ----------
         Total current liabilities              11,768       335,978       (43,359)       187,673         (147,617)        344,443

  Long-term debt                               139,063       718,147        18,471         12,921                -         888,602
  Notes payable to issuer                            -             -       784,400              -         (784,400)              -
  Deferred income taxes                              -        28,288        66,688         13,469                -         108,445
  Other long-term liabilities                        -        20,496        23,992            606          (18,882)         26,212
                                              --------    ----------    ----------       --------      -----------      ----------
         Total liabilities                     150,831     1,102,909       850,192        214,669         (950,899)      1,367,702
  Shareholders' equity                         385,853       385,505       313,697        108,243         (807,445)        385,853
                                              --------    ----------    ----------       --------      -----------      ----------
  Total liabilities and shareholders' equity  $536,684    $1,488,414    $1,163,889       $322,912      $(1,758,344)     $1,753,555
                                              ========    ==========    ==========       ========      ===========      ==========


                                                    MAIL-WELL, INC. AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                           December 31, 1999
                                                            (in thousands)

                                                                          Combined        Combined
                                               Parent                     Guarantor     Nonguarantor
                                              Guarantor      Issuer     Subsidiaries    Subsidiaries      Elim.        Consolidated
                                              ---------      ------     ------------    ------------      -----        ------------
Current Assets:
      Cash and cash equivalents               $      -    $   27,667      $(28,003)      $  3,954      $         -      $    3,618
      Receivables, net                               -            87        35,860         49,097                -          85,044
      Investment in accounts
       receivable securitization                     -             -             -         54,396                -          54,396
      Accounts receivable - other                    -         5,362        10,004          2,188                -          17,554
      Inventories, net                               -        36,337        82,277         26,142                -         144,756
      Note receivable from Issuer              147,436             -             -              -         (147,436)              -
      Other current assets                         345        27,457         3,597          4,348           (6,986)         28,761
                                              --------    ----------      --------       --------      -----------      ----------
         Total current assets                  147,781        96,910       103,735        140,125         (154,422)        334,129
Investment in subsidiaries                     377,318       663,928        48,574              -       (1,089,820)              -

Property, plant and equipment, net                   -       104,938       323,180        104,038                -         532,156

Intangible assets, net                               -        50,230       279,252        128,771                -         458,253
Note receivable from subsidiaries                    -       245,000             -              -         (245,000)              -

Other assets, net                                2,943        27,747         3,851          8,432          (23,470)         19,503
                                              --------    ----------      --------       --------      -----------      ----------
Total assets                                  $528,042    $1,188,753      $758,592       $381,366      $(1,512,712)     $1,344,041
                                              ========    ==========      ========       ========      ===========      ==========

Current liabilities:
    Accounts payable                          $      -    $   19,499      $ 79,447       $ 23,794      $         -      $  122,740
    Accrued compensation                             -         8,388        32,638          9,016                -          50,042
    Other current liabilities                      682        99,317      (163,815)       123,801           (6,986)         52,999
    Note payable to Parent                           -       147,436             -              -         (147,436)              -
  Current portion of long-term debt                  -           674         4,652          8,563                -          13,889
                                              --------    ----------      --------       --------      -----------      ----------
         Total current liabilities                 682       275,314       (47,078)       165,174         (154,422)        239,670

Long-term debt                                 152,050       472,180         6,690         22,170                -         653,090
Note payable to Issuer                               -             -       245,000              -         (245,000)              -
Deferred income taxes                                -        57,881             -          9,709           (3,478)         64,112
Other long-term liabilities                          -         2,560        25,160            623          (19,992)          8,351
                                              --------    ----------      --------       --------      -----------      ----------
         Total liabilities                     152,732       807,935       229,772        197,676         (422,892)        965,223
Minority interest                                    -         3,500             -              8                -           3,508
         Total shareholders' equity            375,310       377,318       528,820        183,682       (1,089,820)        375,310
                                              --------    ----------      --------       --------      -----------      ----------
Total liabilities and shareholders' equity    $528,042    $1,188,753      $758,592       $381,366      $(1,512,712)     $1,344,041
                                              ========    ==========      ========       ========      ===========      ==========


                                                 MAIL-WELL, INC. AND SUBSIDIARIES

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                     Year Ended December 31, 2000
                                                             (in thousands)
                                                                        Combined         Combined
                                              Parent                   Guarantor       Nonguarantor
                                             Guarantor      Issuer    Subsidiaries     Subsidiaries   Elim.       Consolidated
                                             ---------      ------    ------------     ------------   -----       ------------
Net sales                                     $     -      $458,560    $1,658,249        $308,406    $      -      $2,425,215

Cost of sales                                       -       363,416     1,285,748         229,142           -       1,878,306
                                              -------      --------    ----------        --------    --------      ----------

Gross profit                                        -        95,144       372,501          79,264           -         546,909

Other operating costs:
     Selling, administrative and other            294        75,804       270,147          42,582           -         388,827
     Restructuring, asset impairments and
       other charges                                -         1,146        20,916           2,921           -          24,983
                                              -------      --------    ----------        --------    --------      ----------
          Total other operating costs             294        76,950       291,063          45,503           -         413,810
                                              -------      --------    ----------        --------    --------      ----------

Operating income (loss)                          (294)       18,194        81,438          33,761                     133,099

Other expense (income):

    Interest expense                            8,035        78,672        76,752           2,438     (77,528)         88,369
    Other expense (income)                     (8,846)      (66,991)         (819)            720      77,528           1,592
                                              -------      --------    ----------        --------    --------      ----------

Income (loss) from continuing operations
     before income taxes and undistributed
     earnings of subsidiaries                     517         6,513         5,505          30,603                      43,138
Provision for income taxes                          -         2,435         3,473          12,117           -          18,025
                                              -------      --------    ----------        --------    --------      ----------

Income (loss) from continuing operations
     before undistributed earnings of
     subsidiaries                                 517         4,078         2,032          18,486                      25,113

Equity in undistributed earnings of
      subsidiaries                             25,263        23,885        17,203               -     (66,351)              -
                                              -------      --------    ----------        --------    --------      ----------

Income from continuing operations              25,780        27,963        19,235          18,486     (66,351)         25,113
Income from discontinued operations                 -        (2,307)        2,009           1,356           -           1,058
                                              -------      --------    ----------        --------    --------      ----------

Income before extraordinary items              25,780        25,656        21,244          19,842     (66,351)         26,171

Extraordinary items                             1,838          (391)            -               -           -           1,447
                                              -------      --------    ----------        --------    --------      ----------
Net income                                    $27,618      $ 25,265    $   21,244        $ 19,842    $(66,351)     $   27,618
                                              =======      ========    ==========        ========    ========      ==========


                                                        MAIL-WELL, INC. AND SUBSIDIARIES

                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                           Year Ended December 31, 1999
                                                                  (in thousands)

                                                                       Combined        Combined
                                           Parent                      Guarantor     Nonguarantor
                                         Guarantor      Issuer        Subsidiaries   Subsidiaries     Elim.        Consolidated
                                         ---------      ------        ------------   ------------     -----        ------------
Net sales                                 $     -      $366,782        $1,224,653      $295,795     $       -       $1,887,230

Cost of sales                                   -       284,246           959,118       214,540             -        1,457,904
                                          -------      --------        ----------      --------     ---------       ----------

Gross profit                                    -        82,536           265,535        81,255             -          429,326

Other operating costs:
    Selling, administrative and
       other                                  200        63,265           157,369        44,253                        265,087
      Restructuring, asset
       impairments and other
       charges                                  -             -             1,946             -                          1,946
                                          -------      --------        ----------      --------                     ----------
        Total other operating costs           200        63,265           159,315        44,253             -          267,033
                                          -------      --------        ----------      --------     ---------       ----------

Operating income (loss)                      (200)       19,271           106,220        37,002             -          162,293

Other expense (income):
    Interest expense                        8,543        47,431            22,018         4,828       (27,573)          55,247
    Other expense (income)                 (8,846)      (19,007)             (733)          229        27,573             (784)
                                          -------      --------        ----------      --------     ---------       ----------

Income (loss) from continuing
     operations before income
     taxes and undistributed
     earnings of subsidiaries                 103        (9,153)           84,935        31,945             -          107,830

Provision for income taxes                     39        (3,737)           37,415         9,631             -           43,348
                                          -------      --------        ----------      --------     ---------       ----------

Income (loss) from continuing
     operations before
     undistributed earnings of
     subsidiaries                              64        (5,416)           47,520        22,314             -           64,482

Equity in undistributed earnings
     of subsidiaries                       64,418        69,834            18,742             -      (152,994)               -
                                          -------      --------        ----------      --------     ---------       ----------

Net income                                $64,482      $ 64,418        $   66,262      $ 22,314     $(152,994)      $   64,482
                                          =======      ========        ==========      ========     =========       ==========


                                               MAIL-WELL, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                               Year Ended December 31, 1998
                                                      (in thousands)

                                                                        Combined         Combined
                                            Parent                     Guarantor       Nonguarantor
                                           Guarantor      Issuer      Subsidiaries     Subsidiaries     Elim.     Consolidated
                                           ---------      ------      ------------     ------------     -----     ------------
Net sales                                   $     -      $432,140       $950,060         $155,440     $   (653)    $1,536,987

Cost of sales                                     -       344,452        762,337          111,538         (653)     1,217,674
                                            -------      --------       --------         --------     --------     ----------

Gross profit                                      -        87,688        187,723           43,902            -        319,313

Other operating costs:
    Selling, administrative and other         1,127        60,415        118,309           20,342            -        200,193
      Restructuring, asset
       impairments and other charges              -        28,846             76                -            -         28,922
      Merger costs                                -             -          3,318                -            -          3,318
                                            -------      --------       --------         --------     --------     ----------
          Total other operating costs         1,127        89,261        121,703           20,342            -        232,433
                                            -------      --------       --------         --------     --------     ----------

Operating income (loss)                      (1,127)       (1,573)        66,020           23,560            -         86,880

Other loss (income):
    Interest expense                          7,833        27,734          5,845            5,568       (8,853)        38,127
    Other expense (income)                   (8,853)         (435)          (519)             (82)       8,853         (1,036)
                                            -------      --------       --------         --------     --------     ----------

Income (loss) from continuing
     operations before income taxes
     and undistributed earnings of
     subsidiaries                              (107)      (28,872)        60,694           18,074            -         49,789

Provision for income taxes                        -       (13,887)        30,795            7,040            -         23,948
                                            -------      --------       --------         --------     --------     ----------

Income (loss) from continuing
     operations before undistributed
     earnings of subsidiaries                  (107)      (14,985)        29,899           11,034            -         25,841

Equity in undistributed earnings
     of subsidiaries                         21,816        40,933         11,034                -      (73,783)             -
                                            -------      --------       --------         --------     --------     ----------

Income before extraordinary item             21,709        25,948         40,933           11,034      (73,783)        25,841


Extraordinary item                                -        (4,132)             -                -            -         (4,132)
                                            -------      --------       --------         --------     --------     ----------

Net income                                  $21,709      $ 21,816       $ 40,933         $ 11,034     $(73,783)    $   21,709
                                            =======      ========       ========         ========     ========     ==========


                                                 MAIL-WELL, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                         December 31, 2000
                                                          (in thousands)
                                                                          Combined         Combined
                                            Parent                        Guarantor      Nonguarantor
                                           Guarantor      Issuer        Subsidiaries     Subsidiaries       Elim.      Consolidated
                                           ---------      ------        ------------     ------------       -----      ------------
Cash flows from operating activities       $ (3,101)   $   (23,252)       $162,101        $  (2,442)      $       -     $  133,306


Cash flows from investing activities:
    Acquisition costs, net of cash
      acquired                                    -         (2,978)        (32,512)        (312,629)              -       (348,119)
    Proceeds from the sale of
      discontinued operations                     -        110,646               -                -               -        110,646
    Capital expenditures                          -        (12,555)        (51,994)          (9,481)              -        (74,030)
     Investment in marketable securities,
      net                                    (1,500)         1,389          (2,078)         (12,140)              -        (14,329)
    Investment in subsidiaries                9,665       (362,584)              -                -         352,919              -
    Other activity with subsidiaries, net    14,599         24,689         (49,909)          84,121         (73,500)             -
    Proceeds from the sale of assets              -         23,315          11,310              634               -         35,259
                                           --------    -----------        --------        ---------       ---------     ----------
     Net cash provided by (used in)
         investing activities                22,764       (218,078)       (125,183)        (249,495)        279,419       (290,573)

Cash flows from investing activities:
    Changes due to accounts receivable
      securitization, net                         -        (22,784)        (50,716)         (73,500)         73,500        (73,500)
    Net proceeds from common
      stock issuance                            335              -               -                -               -            335
    Proceeds from long-term debt                  -      1,121,000    -                      10,069                      1,131,069

    Repayments of long-term debt             (9,998)      (846,782)              -          (18,426)              -       (875,206)
    Debt issuance costs                           -        (15,002)              -                -               -        (15,002)
    Treasury stock purchase/stock
      redemption                            (10,000)             -               -                -               -        (10,000)
    Investment by parent                          -         (9,665)         31,955          330,629        (352,919)             -
                                           --------    -----------        --------        ---------       ---------     ----------
    Other financing activities                    -         (3,508)              -                -               -         (3,508)
                                           --------    -----------        --------        ---------       ---------     ----------
     Net cash provided by (used in)
         financing activities               (19,663)       223,259         (18,761)         248,772        (279,419)       154,188


Effect of exchange rate changes on
     cash and cash equivalents                    -              -               -              (77)              -            (77)
                                           --------    -----------        --------        ---------       ---------     ----------
Net increase (decrease) in cash and
     cash equivalents                             -        (18,071)         18,157           (3,242)              -         (3,156)
Cash and cash equivalents at beginning
     of year                                      -         27,667         (28,003)           3,954               -          3,618
                                           --------    -----------        --------        ---------       ---------     ----------
Cash and cash equivalents at end of
     year                                  $      -    $     9,596        $ (9,846)       $     712       $       -     $      462
                                           ========    ===========        ========        =========       =========     ==========


                                                           MAIL-WELL, INC. AND SUBSIDIARIES

                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                     CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                                      December 31, 1999
                                                                        (in thousands)
                                                                          Combined           Combined
                                               Parent                     Guarantor        Nonguarantor
                                             Guarantor      Issuer       Subsidiaries      Subsidiaries     Elim.     Consolidated
                                             ---------      ------       ------------      ------------     -----     ------------
Cash flows from operating activities          $4,595      $  (1,707)      $ 118,669        $  (8,618)    $        -    $ 112,939

Cash flows from investing activities:
    Acquisition costs, net of cash acquired        -         (2,628)        (85,239)        (115,569)             -     (203,436)
    Capital expenditures                           -        (12,944)        (59,614)         (12,943)             -      (85,501)

    Investment in subsidiaries                (2,029)      (236,080)        (91,649)               -        329,758            -
    Loan to Subsidiaries                           -       (245,000)              -                -        245,000            -

    Other activity with subsidiary, net            -        390,226        (410,274)         (96,852)       116,900            -
    Proceeds from the sale of assets          (4,595)          (656)          9,668            1,397              -        5,814
                                              ------      ---------       ---------        ---------     ----------    ---------
     Net cash used in
         investing activities                 (6,624)      (107,082)       (637,108)        (223,967)       691,658     (283,123)

Cash flows from investing activities:
    Changes due to accounts receivable
      securitization, net                          -         49,519          67,381           95,900       (116,900)      95,900

    Net proceeds from common
      stock issuance                           2,029              -               -                -              -        2,029
    Proceeds from long-term debt                   -        374,235               -           11,881                     386,116
    Repayments of long-term debt                   -       (294,798)         (3,140)         (12,315)             -     (310,253)
    Loan from Issuer                               -              -         245,000                -       (245,000)           -
    Investment by parent                           -          2,029         188,506          139,223       (329,758)           -
    Other financing activities                     -         (1,481)              -                -              -       (1,481)
                                              ------      ---------       ---------        ---------     ----------    ---------
     Net cash provided by
         financing activities                  2,029        129,504         497,747          234,689       (691,658)     172,311

Effect of exchange rate changes on cash
     and cash equivalents                          -              -               -              116              -          116
                                              ------      ---------       ---------        ---------     ----------    ---------
Net increase (decrease) in cash and cash
     equivalents                                   -         20,715         (20,692)           2,220              -        2,243
Cash and cash equivalents at beginning
     of year                                       -          6,952          (7,311)           1,734              -        1,375
                                              ------      ---------       ---------        ---------     ----------    ---------

Cash and cash equivalents at end of year      $    -      $  27,667       $ (28,003)       $   3,954     $        -    $   3,618
                                              ======      =========       =========        =========     ==========    =========


                                                 MAIL-WELL, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                         December 31, 1998
                                                          (in thousands)

                                                                          Combined       Combined
                                               Parent                     Guarantor     Nonguarantor
                                              Guarantor      Issuer     Subsidiaries    Subsidiaries    Elim.      Consolidated
                                              ---------      ------     ------------    ------------    -----      ------------
Cash flows from operating activities          $  1,631     $  76,422     $  45,781       $ (30,756)  $       -      $  93,078

Cash flows from investing activities:
   Acquisition costs, net of cash acquired           -        (9,390)     (308,293)        (33,920)          -       (351,603)
   Capital expenditures                              -       (25,327)      (48,035)        (13,973)          -        (87,335)
   Investment in subsidiaries                  (92,336)     (310,000)      (34,000)              -     436,336              -
   Other investing activities                   (1,887)       10,760           233             555           -          9,661
                                              --------     ---------     ---------       ---------   ---------      ---------
     Net cash used in
         investing activities                  (94,223)     (333,957)     (390,095)        (47,338)    436,336       (429,277)
                                              --------     ---------     ---------       ---------   ---------      ---------

Cash flows from investing activities:
   Changes due to accounts receivable
     securitization, net                             -        (2,315)      (17,035)              -           -        (19,350)
   Net proceeds from common
     stock issuance                             92,336             -             -               -           -         92,336
   Proceeds from long-term debt                      -       592,556         1,067         205,488           -        799,111
   Repayments of long-term debt                      -      (358,139)      (44,621)       (153,976)          -       (556,736)
   Investment by parent                              -             -       402,336          34,000    (436,336)             -
   Other financing activities                        -        (9,098)       (3,824)              -           -        (12,922)
                                              --------     ---------     ---------       ---------   ---------      ---------
     Net cash provided by
        financing activities                    92,336       223,004       337,923          85,512    (436,336)       302,439

Effect of exchange rate changes on cash
    and cash equivalents                             -             -             -          (5,776)          -         (5,776)
                                              --------     ---------     ---------       ---------   ---------      ---------
Net increase (decrease) in cash and
     cash equivalents                             (256)      (34,531)       (6,391)          1,642           -        (39,536)
Cash and cash equivalents at beginning
       of year                                     256        41,483          (920)             92           -         40,911
                                              --------     ---------     ---------       ---------   ---------      ---------

Cash and cash equivalents at end of year      $      -     $   6,952     $  (7,311)      $   1,734   $       -      $   1,375
                                              ========     =========     =========       =========   =========      =========

                      MAIL-WELL, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of Shareholders.

NAME                               AGE         POSITION                               DIRECTOR SINCE

W. Thomas Stephens (1)(2)......    58          Chairman of the Board                       2000

Paul V. Reilly.................    48          Director, President and
                                               Chief Executive Officer                     1998

Michel P. Salbaing.............    55          Senior Vice President-Finance and
                                               Chief Financial Officer

Julie Clark....................    36          Vice President-Internal Audit

Kimberly Taylor Henry..........    49          Vice President-Human Resources

Robert Meyer...................    44          Vice President-Treasury and Tax

Keith T. Pratt.................    54          Vice President-Purchasing

Roger Wertheimer...............    41          Vice President-General Counsel
                                               and Secretary

Frank P. Diassi (3)............    67          Director                                    1993

Frank J. Hevrdejs (1)(2).......    55          Director                                    1993

Janice C. Peters (2)...........    49          Director                                    1999

Jerome W. Pickholz (1)(3)......    68          Director                                    1994

William R. Thomas (3)..........    72          Director                                    1998

    (1)      Member of the Nominating Committee.
    (2)      Member of the Compensation Committee.
    (3)      Member of the Audit Committee.

W. THOMAS STEPHENS has been a director of the Company since 2000 and was named Chairman of the Board on January 24, 2001. From 1997 to 1999, Mr. Stephens served as President and Chief Executive Officer of MacMillan Bloedel, Canada's largest forest products company. From 1986 to 1996, he served as CEO and President of Johns Manville Corporation. He was named Chairman of the Board of Directors of Johns Manville in 1993. Currently, Mr. Stephens is a director of Qwest Communications International, Inc., Norske Skog Canada Limited, Xcel Energies, Inc., TransCanada PipeLines Ltd., and a trustee of Putnam Mutual Funds. Mr. Stephens is a member of the Compensation Committee and the Nominating Committee of the Board of Directors.

PAUL V. REILLY has been a director and President of the Company since January 1998, and was named Chief Executive Officer of the Company on January 24, 2001. He served as Senior Vice President-Finance and Chief

                      MAIL-WELL, INC. AND SUBSIDIARIES

Financial Officer of the Company from 1995 to 1998 and as Chief Operating Officer from 1998 to January 2001. During 1994 and 1995, Mr. Reilly worked with Saddle River Capital, an investment banking firm which purchased and managed small businesses, as Vice President with a direct marketer of educational materials. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of senior management positions. Mr. Reilly is a Certified Public Accountant.

MICHEL P. SALBAING has been Senior Vice President-Finance and Chief Financial Officer of the Company since November 2000. From 1996 to November 2000, Mr. Salbaing was with Quebecor World, the largest North American printer, where he held a number of positions including Chief Financial Officer of the overall corporation, President and Chief Executive Officer of Quebecor Printing Europe and Senior Vice President and Chief Financial Officer of Quebecor World North America. Prior to 1996, Mr. Salbaing held various senior financial positions with three large Canadian manufacturing firms and spent eight years with Ernst & Young LLP. Mr. Salbaing is a graduate of McGill University and a member of the Canadian Institute of Chartered Accountants.

JULIE M. CLARK has been Vice President-Internal Audit of the Company since 1999. From 1996 to 1999, Ms. Clark served as Director of Internal Audit for the Company, and from 1994 to 1996 she was Assistant Treasurer for the Company. Ms. Clark began her career with Deloitte and Touche LLP in 1986 and was a Senior Manager when she left in 1994 to join the Company. Ms. Clark is a Certified Public Accountant.

KIMBERLY TAYLOR HENRY has been Vice President-Human Resources for the
Company since March of 2000. From 1988 to 2000, she worked for Samsonite Corporation in various capacities, most recently Vice President Human Resources. Ms. Henry is a licensed attorney.

ROBERT MEYER has been Vice President-Treasurer and Tax of the Company since 1998. Mr. Meyer is a licensed attorney, Certified Public Accountant and Certified Financial Planner. From 1988 to 1998, Mr. Meyer was a partner in the tax department of the accounting firm of Deloitte & Touche LLP.

KEITH T. PRATT has been Vice President-Purchasing of the Company since 1998. From 1994 to 1998, Mr. Pratt was Vice President of Material Sourcing and Logistics of Ply Gem Industries. From 1981 to 1994, Mr. Pratt was responsible for purchasing and logistics with several companies, where he held a variety of positions up to the director level.

ROGER WERTHEIMER has been Vice President-General Counsel and Secretary of the Company since 1995. Mr. Wertheimer has been engaged in the practice of law since 1984. He served as Corporate Counsel for PACE Membership Warehouse, Inc., a food and merchandise wholesaler from 1988 to 1994, and practiced privately from 1994 to 1995 prior to joining the Company.

FRANK P. DIASSI has been a director of the Company since its inception in 1993. Since 1996, Mr. Diassi has been Chairman of Sterling Chemicals, Inc., a manufacturer of petro chemicals, pulp chemicals and acrylic fibers. He was a founding director of Arcadian Corporation, the largest nitrogen fertilizer company in North America. Mr. Diassi was a director and Chairman of the Finance Committee of Arcadian Corporation from 1989 to 1994. Mr. Diassi is a director of Fibreglass Holdings, Inc., a truck accessory manufacturer, a director and Chairman of Amerlux Inc., a commercial lighting company, and director and Chairman of Software Plus, Inc., a human resources/payroll software design firm. Mr. Diassi is a member of the Audit Committee of the Board of Directors.

FRANK J. HEVRDEJS has been a director of the Company since its inception in 1993. In 1982, Mr. Hevrdejs co-founded The Sterling Group, L.P., a major management buyout company, where he is currently a principal shareholder and president. He also serves as Chairman of First Sterling Ventures Corp., an investment company, Endoro Holdings, Inc., a structural and electrical manufacturing company, and Fibreglass Holdings, Inc., a truck accessory manufacturer. He is a director of Eagle U.S.A., an air-freight company, Sterling Chemicals, Inc., a petroleum chemical company and serves on the Houston Regional Board of J.P. Morgan Chase and Co., a financial institution. Mr. Hevrdejs serves as Chairman of the Nominating Committee and is a member of the Compensation Committee of the Board of Directors.

                      MAIL-WELL, INC. AND SUBSIDIARIES

JANICE C. PETERS has been a director of the Company since 1999. From 1997 to 2000, Ms. Peters served as President and Chief Executive Officer of MediaOne(R), the broadband services arm of MediaOne Group. From 1995 to 1997, Ms. Peters was employed by US WEST, MediaOne's former parent company, in various positions including Executive Vice President of Media One Group, Managing Director of One2One, a United Kingdom wireless communications joint venture between US WEST and Cable & Wireless, and President of Wireless Operations for US WEST Media Group. Ms. Peters serves as a director of Primus Knowledge Solutions, Inc., a knowledge-enabled software provider and 3COM, a communications company specializing in network solutions. Ms. Peters serves as Chairperson of the Compensation Committee of the Board of Directors.

JEROME W. PICKHOLZ has been a director of the Company since 1994. From 1996 to 2001, Mr. Pickholz founded and was Chairman of Pickholz, Tweedy & Company, a marketing communications company. From 1978 to 1994, he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 to 1995, he served as Chairman of Ogilvy & Mather Direct Worldwide where he is now Chairman Emeritus. Mr. Pickholz serves as Chairman of the Audit Committee and is a member of the Nominating Committee of the Board of Directors.

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

ITEM 11.   EXECUTIVE COMPENSATION

The sections captioned "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Summary Compensation Table," "Option Grants in 2000," "Aggregated Option Exercises in 2000 and 2000 Year-End Option Values," "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)(1) FINANCIAL STATEMENTS

       Included in Part II, Item 8 of this Report.

    (A)(2) FINANCIAL STATEMENT SCHEDULES

                      MAIL-WELL, INC. AND SUBSIDIARIES

       Included in Part IV of this Report:

                                                                                                            Page
Schedule I        Condensed Balance Sheets as of December 31, 2000 and 1999 and
                      Condensed Statements of Operations for the Years Ended
                      December 31, 2000, 1999, and 1998........................................................55
Schedule II       Valuation and Qualifying Accounts for the Years Ended
                      December 31, 2000, 1999, and 1998........................................................59

    (A)(3) EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------
3(i)      Articles of Incorporation of the Company--incorporated by
            reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)     Bylaws of the Company--incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated
            September 21, 1995.
4.1       Form of Certificate representing the Common Stock, par value
            $0.01 per share, of the Company - incorporated by reference from
            Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated
            October 29, 1997 (Reg. No. 333-35561).
4.2       Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's
            $152,050,000 aggregate principal amount of 5% Convertible
            Subordinated Notes due 2002--incorporated by reference from
            Exhibit 4.2 to the Company's Amendment No. 2 to Form S-3 dated
            November 10, 1997 (Reg. No. 333-36337).
4.3       Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the
            Company's $152,050,000 aggregate principal amount of 5%
            Convertible Subordinated Notes due 2002 and Form of Convertible
            Note--incorporated by reference from Exhibit 4.5 to the
            Company's Amendment No. 2 to Form S-3 dated November 10, 1997
            (Reg. No. 333-36337).
4.4       Indenture dated as of December 16, 1998 between Mail-Well I
            Corporation ("MWI") and State Street Bank and Trust Company, as
            Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5       Form of Senior Subordinated Note. Incorporated by reference from the company's Annual Report of Form 10-K for the year ended
            December 31, 1998.
10.1      Form of Indemnity Agreement between the Company and each of its officers and directors--incorporated by reference from Exhibit
            10.17 of the Company's Registration Statement on Form S-1 dated
            March 25, 1994.
10.2      Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors--incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on
            Form S-1 dated March 25, 1994.
10.3      Form of Mail-Well I Corporation Employee Stock Ownership Plan
            effective as of February 23, 1994 and related Employee Stock
            Ownership Plan Trust Agreement--incorporated by reference from
            Exhibit 10.19 of the Company's Registration Statement on Form S-1
            dated March 25, 1994.
10.4      Form of Mail-Well I Corporation 401(k) Savings Retirement Plan--
            incorporated by reference from Exhibit 10.20 of the Company's
            Registration Statement on Form S-1 dated March 25, 1994.
10.5      Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
            1997--incorporated by reference from Exhibit 10.56 of the
            Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1997.
10.6      Form of 1994 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.22 of the Company's Registration
            Statement on Form S-1 dated March 25, 1994.
10.7      Form of the Company Nonqualified Stock Option Agreement--
            incorporated by reference from Exhibit 10.23 of the Company's
            Registration Statement on Form S-1 dated March 25, 1994.
10.8      Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan--
            incorporated by reference from exhibit 10.54 of the Company's
            Form 10-Q for the quarter ended March 31, 1997




                      MAIL-WELL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.9      1997 Non-Qualified Stock Option Agreement--incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10     Mail-Well, Inc. 1998 Incentive Stock Option Plan--incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11     Form of 1998 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on
            Form 10-Q for the quarter ended March 31, 1998.
10.12     Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings
            Association, as Agent and other financial institutions party thereto--incorporated by reference from Exhibit 10.61 to the
            Company's Quarterly report on Form 10-Q for the quarter ended
            March 31, 1998.
10.13     Receivables Purchase Agreement dated as of July 1, 1999 among
            Mail-Well Trade Receivables Corporation, as Seller, Quincy
            Capital Corporation, as Issuer, The Alternative Purchasers from
            Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as
            Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
10.14     Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to
            Time Party thereto and Mail-Well Trade Receivable Corporation, as
            Purchaser dated as of July 1, 1999; and First Amendment thereto--
            incorporated by reference from the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1999
10.15     Servicing Agreement dated as of July 1, 1999 by and among Mail-Well
            I Corporation, as Servicer, Mail-Well Trade Receivables
            Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as
            Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
10.16     Merger Agreement and Plan of Merger by and among American Business
            Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation
            dated January 13, 2000--incorporated by reference from
            Exhibit (c) (1) to the Registrant's Tender Offer Statement
            on Schedule 14D-1 filed with the commission on January 21, 2000.
10.17     Change of Control Agreement dated November 15, 1999, between the
            Company and Gerald F. Mahoney--incorporated by reference from the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1999.
10.18     Change of Control Agreement dated November 15, 1999, between the
            Company and Paul V. Reilly--incorporated by reference from the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1999.
10.19     Change of Control Agreement dated November 15, 1999, between the
            Company and Gary Ritondaro--incorporated by reference from the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1999.
10.20     Change of Control Agreement dated November 15, 1999, between the
            Company and Robert Meyer--incorporated by reference from the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1999.
10.21     Change of Control Agreement dated November 15, 1999, between the
            Company and Michael A. Zawalski--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
            December 31, 1999.
10.22     Credit Agreement dated as of February 18, 2000 among Mail-Well I
            Corporation, Bank of America, N.A., as Administrative Agent and
            Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as
            Syndication Agents, the Bank of Nova Scotia, as Documentation
            Agent and certain other financial institutions party thereto--
            incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.23     Security Agreement dated as of February 18, 2000, by and among
            Mail-Well I Corporation, Mail-Well, Inc., certain other
            affiliates of the Company and Bank of America, N.A., as
            agent--incorporated by reference from the Company's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 2000.
23.1  *   Consent of Ernst & Young LLP
23.2  *   Consent of Deloitte & Touche LLP

-------------
*  Filed herewith.

                      MAIL-WELL, INC. AND SUBSIDIARIES

MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)                                            SCHEDULE I
CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
======================================================================================================================
ASSETS                                                                                DECEMBER 31,
                                                                                    2000            1999
                                                                                    ----            ----
Current assets:
    Other current assets                                                        $    262        $    345
    Note receivable from Mail-Well I Corporation                                 147,436         147,436
                                                                                --------        --------
           Total current assets                                                  147,698         147,781

Investment in subsidiary                                                         385,505         377,318

Other assets                                                                       1,500              --

Intangible assets (net of accumulated amortization of $2,789 and $2,069)           1,981           2,943
                                                                                --------        --------

Total assets                                                                    $536,684        $528,042
                                                                                ========        ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accrued interest                                                            $ 11,768        $    682
                                                                                --------        --------
           Total current liabilities                                              11,768             682


Convertible subordinated notes                                                   139,063         152,050
                                                                                --------        --------

Total liabilities                                                                150,831         153,732


Shareholders' equity                                                             385,853         375,310
                                                                                --------        --------

Total liabilities and shareholders' equity                                      $536,684        $528,042
                                                                                ========        ========


See notes to condensed financial statements.

                      MAIL-WELL, INC. AND SUBSIDIARIES

MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)                           SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
====================================================================================================
                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              2000            1999          1998
                                                              ----            ----          ----
Other operating costs:
    Administrative                                          $    267       $     24       $    168
    Amortization                                                  27            176            959
                                                            --------       --------       --------
                  Total other operating costs                    294            200          1,127
                                                            --------       --------       --------

Operating loss                                                  (294)          (200)        (1,127)

Other (income) expense:
    Interest expense-debt                                      8,035          8,543          7,833
    Interest income from subsidiary                           (8,846)        (8,846)        (8,846)
    Other income                                                  --             --             (7)
                                                            --------       --------       --------
Income (loss) from continuing operations                         517            103           (107)
                                                            --------       --------       --------

Provision for income taxes:
    Current                                                       --            (39)            --
    Deferred                                                      --             --             --
                                                            --------       --------       --------

Income (loss) before extraordinary items and equity in
   undistributed earnings of subsidiary                          517             64           (107)


Equity in undistributed earnings of subsidiary                25,263         64,418         21,816
                                                            --------       --------       --------

Loss before extraordinary items                               25,780         64,482         21,709

Extraordinary items                                            1,838             --             --
                                                            --------       --------       --------

Net income                                                  $ 27,618       $ 64,482       $ 21,709
                                                            ========       ========       ========


See notes to condensed financial statements.

                      MAIL-WELL, INC. AND SUBSIDIARIES

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL SUPPLEMENTAL STATEMENTS)                                    SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
=============================================================================================================
                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                         2000           1999          1998
                                                                         ----           ----          ----
Cash flow from operating activities:
    Net income                                                         $ 27,618       $ 64,482       $ 21,709
    Adjustments to reconcile net income to net cash
      provided (used in) by operating activities:
      Equity in undistributed earnings of subsidiary                    (25,262)       (64,418)       (21,816)
      Amortization                                                          720            959            959
    Extraordinary item - pre-tax                                         (2,989)            --             --
      Changes in operating assets and liabilities, net of effects of acquired businesses:
        Other working capital                                            (3,430)         3,572            624
        Other assets                                                        242             --            155
                                                                       --------       --------       --------

        Net cash provided by (used in) operating activities              (3,101)         4,595          1,631

Cash flow from investing activities:
      Investment in subsidiary                                            9,665         (2,029)       (92,336)
      Other activity with subsidiary, net                                14,599         (4,595)        (1,887)

      Investment in marketable securities                                (1,500)            --             --
                                                                       --------       --------       --------

        Net cash provided by (used in) investing activities              22,764         (6,624)       (94,223)

Cash flow from financing activities:
    Net proceeds from issuance of common stock                              335          2,029         92,336

    Repurchase of common stock                                          (10,000)            --             --
    Repayment of long-term debt                                          (9,998)            --             --
                                                                       --------       --------       --------

        Net cash provided by (used in) financing activities             (19,663)         2,029         92,336
                                                                       --------       --------       --------

Net increase (decrease) in cash and cash equivalents                         --             --           (256)
Cash and cash equivalents at beginning of year                               --             --            256
                                                                       --------       --------       --------

Cash and cash equivalents at end of year                               $     --       $     --       $     --
                                                                       ========       ========       ========


See notes to condensed financial statements.

                      MAIL-WELL, INC. AND SUBSIDIARIES

MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)      SCHEDULE I
CONDENSED SUPPLEMENTAL FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
===============================================================================
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The financial statements of Mail-Well, Inc. (the "Company") reflect the investment in Mail-Well I Corporation ("M-W Corp."), a wholly owned subsidiary, using the equity method.

     INCOME TAXES - The provision for income taxes is based on income recognized for financial statement purposes. Deferred income taxes are recognized for the effects of temporary differences between such income and that recognized for income tax purposes. The Company files a consolidated U.S. income tax return with M-W Corp.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

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

5.   DEBT AND GUARANTEES

     Information on the debt of the Company is disclosed in Note 5 of the Notes to Consolidated Financial Statements of Mail-Well, Inc. and Subsidiaries included elsewhere herein. The Company has guaranteed all debt of M-W Corp. ($790.1 million outstanding at December 31, 2000, including current maturities) and certain other obligations arising in the ordinary course of business. The aggregate amounts of M-W Corp.'s debt maturities for the five years following 2000 are: 2001 - $40,542,000; 2002 - $47,875,403; 2003 - $52,508,230; 2004 -
     $56,614,000; 2005 - $64,387,000; and $528,154,000 thereafter.

6.   DIVIDENDS RECEIVED

     No dividends have been received from M-W Corp. since the Company's inception. M-W Corp.'s ability to declare dividends to the Company is restricted by the terms of its bank credit agreements and the indenture relating to M-W Corp.'s Senior Subordinated Notes.

                      MAIL-WELL, INC. AND SUBSIDIARIES

MAIL-WELL, INC. AND SUBSIDIARIES                                  SCHEDULE II
SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS)
=============================================================================

                                         FOR THE YEAR ENDED DECEMBER 31,
                                     2000              1999             1998
                                     ----              ----             ----
Accounts Receivable Allowances
------------------------------
Balance at beginning of year       $  2,874          $ 6,727          $ 3,795
Charged to costs and expenses        11,128            4,034            3,425
Charged to other accounts (1)          (652)(2)       (4,464)(3)        3,065(4)
Deductions (5)                       (7,464)          (3,423)          (3,558)
                                   --------          -------          -------
Balance at end of year             $  5,886          $ 2,874          $ 6,727
                                   ========          =======          =======


Inventory Reserves
------------------
Balance at beginning of year       $  4,780          $ 2,934          $ 2,948
Charged to costs and expenses        10,882            3,415              557
Charged to other accounts (1)           916(2)           362(3)           300(4)
Deductions (5)                       (9,239)          (1,931)            (871)
                                   --------          -------          -------
Balance at end of year             $  7,285          $ 4,780          $ 2,934
                                   ========          =======          =======

(1)  Recoveries of accounts previously written off.
(2) Includes the beginning balances ($1,951) of the allowance for doubtful accounts for the companies acquired in 2000, and $3,366 of amounts transferred to Mail-Well Trade Receivable Corporation. In addition, this includes beginning balances of ($916) for inventory reserves for companies acquired in 2000.
(3) Includes the beginning balances ($910) of the allowance for doubtful accounts for the companies acquired in 1999, and $5,049 of amounts transferred to Mail-Well Trade Receivable Corporation. In addition, this includes beginning balances of ($362) for inventory reserves for companies acquired in 1999.
(4) Includes the beginning balances ($2,910) of the allowance for doubtful accounts for the companies acquired in 1998. In addition, this includes beginning balances of ($300) for inventory reserves for companies acquired in 1998.
(5)  Accounts and inventories written off.


                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on March 16, 2001.

                         Mail-Well I Corporation
                         Mail-Well, Inc.


                         By:   /s/ Paul V. Reilly
                            ----------------------------------------------------
                               Paul V. Reilly, Chief Executive Officer



                         By:   /s/ Michel P. Salbaing
                            ----------------------------------------------------
                               Michel P. Salbaing, Senior Vice President-Finance
                               and Chief Financial Officer

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

Signature                                   Title                                              Date
---------                                   -----                                              ----

/s/ W. Thomas Stephens                      Chairman of the Board                              March 16, 2001
----------------------------
W. Thomas Stephens


/s/ Paul V. Reilly                          Director, President and                            March 16, 2001
----------------------------                Chief Executive Officer
Paul V. Reilly


/s/ Frank P. Diassi                         Director                                           March 16, 2001
----------------------------
Frank P. Diassi


/s/ Frank J. Hevrdejs                       Director                                           March 16, 2001
----------------------------
Frank J. Hevrdejs


/s/ Janice C. Peters                        Director                                           March 16, 2001
----------------------------
Janice C. Peters


/s/ Jerome W. Pickholz                      Director                                           March 16, 2001
----------------------------
Jerome W. Pickholz


/s/ William R. Thomas                       Director                                           March 16, 2001
----------------------------
William R. Thomas