Form 10-Q
period 2001-03-31
MAIL WELL INC
filed 2001-05-15
CIK 920321

================================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

            /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001


                       Commission file number 1-12551


                               MAIL-WELL, INC.

           (Exact name of Registrant as specified in its charter.)

           COLORADO                                        84-1250533
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)



              8310 S. Valley Highway, #400 Englewood, CO 80112
             (Address of principal executive offices) (Zip Code)


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

                               Yes /X/  No / /

   As of May 10, 2001, the Registrant had 49,274,376 shares of Common Stock, $0.01 par value, outstanding.


================================================================================

                      MAIL-WELL, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



--------------------------------------------------------------------------------

                                                                          PAGE
                                                                          ----
  Part I -              FINANCIAL INFORMATION

               Item 1.  Financial Statements..............................   3
               Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...........  17
               Item 3.  Quantitative and Qualitative Disclosures About
                            Market Risk ..................................  20

  Part II -             OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K .................  22


  Signature Page..........................................................  24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                            MAIL-WELL, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    MARCH 31, 2001      DECEMBER 31, 2000
                                                                                     (UNAUDITED)
                                                                                  ------------------  ---------------------
ASSETS
Current assets
    Cash and cash equivalents                                                        $       494           $       462
    Accounts receivable, net                                                             215,163               222,707
    Investment in accounts receivable securitization                                     104,528                75,427
    Inventories, net                                                                     173,089               166,433
    Other current assets                                                                  53,298                54,007
                                                                                     -----------           -----------
     Total current assets                                                                546,572               519,036

Property, plant and equipment, net                                                       555,174               570,022
Intangible assets, net                                                                   621,189               619,215
Other assets, net                                                                         46,165                45,282
                                                                                     -----------           -----------
Total assets                                                                         $ 1,769,100           $ 1,753,555
                                                                                     ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                 $   213,804           $   157,715
    Accrued compensation                                                                  60,492                63,186
    Other current liabilities                                                             78,403                83,000
    Current portion of long-term debt                                                     39,228                40,542
                                                                                     -----------           -----------
     Total current liabilities                                                           391,927               344,443

Long-term debt                                                                           854,628               888,602
Deferred income taxes                                                                    108,397               108,445
Other long-term liabilities                                                               32,219                26,212
                                                                                     -----------           -----------
Total liabilities                                                                      1,387,171             1,367,702


SHAREHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 25,000 shares authorized, no shares
     issued                                                                                    -                     -
    Common stock, $0.01 par value; 100,000,000 shares authorized, 47,457,829 and 47,454,879 shares issued and outstanding in 2001 and
     2000, respectively                                                                      474                   474
    Paid-in capital                                                                      210,073               210,067
    Retained earnings                                                                    186,463               182,840
    Accumulated other comprehensive loss                                                 (15,081)               (7,528)
                                                                                     -----------           -----------
     Total shareholders' equity                                                          381,929               385,853
                                                                                     -----------           -----------
Total liabilities and shareholders' equity                                           $ 1,769,100           $ 1,753,555
                                                                                     ===========           ===========


                               See notes to condensed consolidated financial statements.

                                            MAIL-WELL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 THREE MONTHS ENDED
                                                                                                 ------------------
                                                                                                      MARCH 31,
                                                                                                      ---------
                                                                                                2001             2000
                                                                                                ----             ----

Net sales...........................................................................          $ 589,887        $ 563,821

Cost of sales ......................................................................            458,718          433,764
                                                                                              ---------        ---------

Gross profit........................................................................            131,169          130,057

Other operating expenses:
     Selling and administrative expenses ...........................................             96,033           80,671

     Amortization of intangibles....................................................              6,010            3,919

     Restructuring charges..........................................................                665                -
                                                                                              ---------        ---------

Operating income....................................................................             28,461           45,467

Other expense (income):
     Interest expense...............................................................             21,546           18,992
     Other expense (income) ........................................................                560             (122)
                                                                                              ---------        ---------

Income from continuing operations before income taxes...............................              6,355           26,597

Provision for income taxes .........................................................              2,732           10,933
                                                                                              ---------        ---------

Income from continuing operations...................................................              3,623           15,664

Income from discontinued operations, net of taxes ($420) ...........................                  -              672
                                                                                              ---------        ---------

Income before extraordinary items...................................................              3,623           16,336

Extraordinary items, net of taxes ($907) ...........................................                  -            1,447
                                                                                              ---------        ---------
Net income .........................................................................          $   3,623        $  17,783
                                                                                              =========        =========

Earnings per share - basic
     Continuing operations..........................................................          $    0.08        $    0.32
     Discontinued operations........................................................                  -             0.01
     Extraordinary items............................................................                  -             0.03
                                                                                              ---------        ---------
     Earnings per share - basic.....................................................          $    0.08        $    0.36

Earnings per share - diluted
     Continuing operations..........................................................          $    0.08        $    0.31
     Discontinued operations........................................................                  -             0.01
     Extraordinary items............................................................                  -             0.01
                                                                                              ---------        ---------
     Earnings per share - diluted...................................................          $    0.08        $    0.33

Weighted average shares - basic.....................................................             47,457           49,229
Weighted average shares - diluted...................................................             47,752           57,753

                                See notes to condensed consolidated financial statements.

                                    4

                                     MAIL-WELL, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                           MARCH 31,
                                                                                           ---------

                                                                                    2001              2000
                                                                                    ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................................   $     3,623        $    17,783
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization...........................................        22,694             18,736
     Extraordinary loss on early retirement of debt..........................             -             (2,354)
     Deferred income taxes...................................................         1,421              3,179
     Other...................................................................          (153)              (225)
   Changes in operating assets and liabilities, excluding the effects of acquired businesses:
         Trade receivables...................................................         3,663            (16,833)
         Inventories.........................................................        (7,354)           (14,826)
         Accounts payable and accrued expenses...............................        65,002             18,869
         Net change in other current assets and other current liabilities....         4,536             (6,051)
   Other, net................................................................         2,149             (7,870)
                                                                                -----------        -----------
         Net cash provided by operating activities...........................        95,581             10,408

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired...................................        (3,904)          (301,700)
   Capital expenditures......................................................        (9,387)           (21,512)
   Investment in marketable securities, net..................................           239            (12,245)
   Proceeds from the sale of assets..........................................         1,826                551
                                                                                -----------        -----------
         Net cash used in investing activities...............................       (11,226)          (334,906)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in accounts receivable securitization.................       (50,000)           (98,500)
   Proceeds from common stock issuance.......................................             6                110
   Proceeds from long-term debt..............................................        85,367            843,415
   Repayments of long-term debt .............................................      (117,803)          (396,108)
   Debt issuance costs.......................................................        (1,841)           (13,831)
   Redemption of a nonvoting common stock of a subsidiary....................             -             (3,500)
                                                                                -----------        -----------
         Net cash provided by (used in) financing activities.................       (84,271)           331,586

Effect of exchange rate changes on cash and cash equivalents.................           (52)                (6)
                                                                                -----------        -----------

Net increase in cash and cash equivalents....................................            32              7,082
Cash and cash equivalents at beginning of year...............................           462              3,618
                                                                                -----------        -----------

Cash and cash equivalents at end of year.....................................   $       494        $    10,700
                                                                                ===========        ===========



                          See notes to condensed consolidated financial statements.

                      MAIL-WELL, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts included in the statement of operations for the three-months ended March 31, 2000 have been reclassified to conform with the current year presentation including the reclassification of billed freight from cost of sales and a discontinued operation previously reported as part of the continuing operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.       INVENTORIES

Inventory by major category were:

(in thousands)                                                                MARCH 31, 2001   DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------
Raw materials                                                                  $    59,019       $      62,709
Work in process                                                                     36,550              32,772
Finished goods                                                                      84,013              78,237
------------------------------------------------------------------------------------------------------------------
                                                                                   179,582             173,718
Reserves                                                                            (6,493)             (7,285)
------------------------------------------------------------------------------------------------------------------
                                                                               $   173,089       $     166,433
                                                                               ===========       ==============


3.       OTHER COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

                                                                                     THREE MONTHS ENDED
(in thousands)                                                               MARCH 31, 2001      MARCH 31, 2000
-----------------------------------------------------------------------------------------------------------------
Net income                                                                     $   3,623           $   17,783
Currency translation adjustments, net                                             (6,528)                (717)
Unrealized loss on investments, net                                               (1,140)                (145)
Pension liability adjustment                                                         115                    -
-----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                   $   (3,930)          $   16,921
                                                                              ==========           ==========

4.       EARNINGS PER SHARE

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

                                                                                MARCH 31,        MARCH 31,
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)                              2001             2000
           ---------------------------------------------------------------------------------------------------
             Numerator:
             Numerator for basic earnings per share - income
                  from continuing operations                                    $  3,623         $ 17,783
             Interest on Convertible Notes                                             -            1,310
           ---------------------------------------------------------------------------------------------------
             Numerator for diluted earnings per share - income
                  from continuing operations after assumed conversions          $  3,623         $ 19,093
           ===================================================================================================

             Denominator:
             Denominator for basic earnings per share - weighted
                  average shares                                                  47,457           49,229
             Effects of dilutive securities:
                  Stock options                                                      295              548
                  Conversion of Convertible Notes                                      -            7,883
                  Other                                                                -               93
           ---------------------------------------------------------------------------------------------------
             Denominator for diluted earnings per share
                  - adjusted weighted average shares and assumed conversions      47,752           57,753
           ===================================================================================================

             Earnings per share:
                  Basic                                                         $   0.08         $   0.36
           ===================================================================================================
                  Diluted                                                       $   0.08         $   0.33
           ===================================================================================================

During the three-months ended March 31, 2001, interest on the Convertible Notes in the amount of $1,214,000 and shares of 7,319,000 issued upon assumed conversion were excluded from the calculation of diluted earnings per share due to their antidilutive effect on earnings per share. In addition, outstanding options to purchase approximately 5,675,000 and 1,151,000 common shares were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market price for the quarters ended March 31, 2001 and March 31, 2000, respectively.

5.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     MARCH 31,      DECEMBER 31,
             (IN THOUSANDS)                                            2001             2000
           ---------------------------------------------------------------------------------------
             Bank borrowings:
                  Secured Tranche A term loan, due 2006              $215,487        $237,586
                  Secured Tranche B term loan, due 2007               194,221         209,603
                  Unsecured loan, due 2003                             15,051          15,559
                  Unsecured revolving loan facility                     3,361               -
                  Secured revolving line                                5,000               -
             Senior Subordinated Notes, due 2008                      300,000         300,000
             Convertible Subordinated Notes, due 2002                 139,063         139,063
             Other                                                     21,673          27,333
           --------------------------------------------------------------------------------------
                                                                      893,856         929,144
             Less current maturities                                  (39,228)        (40,542)
           --------------------------------------------------------------------------------------
             Long-term debt                                          $854,628        $888,602
           ======================================================================================

As of March 31, 2001, the Company was in compliance with all of the covenants of its various debt agreements. In March 2001, the Company amended its $800 million Senior Secured Credit Facility to maintain the leverage ratio requirements which were in effect December 31, 2000, through March 2002. In addition, the margin over LIBOR used to determine the interest rate was increased 50 basis points. The Company incurred fees of approximately $1.7 million in connection with this amendment.

6.       SECURITIZATION

The Company sells, on a revolving basis, trade receivables to a wholly owned subsidiary, Mail-Well Trade Receivables Corp. ("MTRC"). MTRC is a bankruptcy-remote special purpose entity that is subject to certain covenants and restrictions. New receivables, except those failing certain eligibility criteria, are sold to MTRC on a daily basis as previously sold accounts receivables are collected. MTRC, in turn, sells an undivided interest in the pool of receivables, up to a maximum of $75 million, to a multi-seller receivables securitization company, for which there are no repurchase agreements. The Company maintains a subordinated interest in the portion of the pooled receivables, which are not transferred to the securitization company.

The selling price of the receivables interest reflects a discount based on the A-1 rated commercial paper borrowing rate (5.51% at March 31, 2001).
The Company remains responsible for servicing the underlying balance and receives a fee for this service as indicated in the servicing agreement, which it believes represents adequate compensation. The Company estimates the fair value of its retained interests by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable which is less than 45 days, and the rate of expected credit losses. Based on the Company's favorable collection experience and the very short-term nature of the receivables, both assumptions are considered to be highly predictable. Therefore, the Company's estimated fair value of its retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

As of March 31, 2001 and December 31, 2000, the Company had sold $130.2 million and $151.1 million of accounts receivable to MTRC, respectively. MTRC had sold beneficial interests totaling $25.0 million and $75.0 million to the securitization company at March 31, 2001 and December 31, 2000, respectively. The amounts reflected in the investment in accounts receivable securitization in the accompanying consolidated balance sheets are $104.5 million and $75.4 million at March 31, 2001 and December 31, 2000, respectively. The current securitization agreement's liquidity provisions have been extended through June 6, 2001. Negotiations are under way to assign the facility to a new liquidity provider, with expectations that the negotiations will be successful.


7.       RESTRUCTURING

In 2000, the Company began a comprehensive review of its business operations in response to changes in the industry and in customer demand and recorded a restructuring charge to cover certain of the expenses of restructuring plans that were approved. During the three months ended March 31, 2001, the Company incurred $665,000 of additional restructuring costs related to employee and equipment costs incurred for moving major equipment which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative at year-end. A summary by segment of the restructuring plans implemented in 2000 follows.

The restructuring in the Printed Office Products segment was in response to the declining documents segment of its market. It involved the closure of three manufacturing facilities and substantially curtailing another facility. The majority of the restructuring plan has been completed and 114 employees have been terminated to date.

The restructuring plan of the Label segment included closing two unprofitable operations, closure of a sales office and replacing equipment to better support customer and market requirements. The majority of these restructure initiatives have been completed and 36 employees have been terminated to date.

The Commercial Printing segment closed its bindery operation in Mexico to reduce costs. Another manufacturing facility, which was part of the announced restructure plan, will be closed in the third quarter. To date, 150 employees have been terminated.

The Envelope segment has closed one plant to reduce cost and consolidate capacity. The closure of this plant resulted in the termination of 19 employees.

A summary of activity charged to the restructuring liability during the three-months ended March 31, 2001 was as follows:

  (IN THOUSANDS)                                        2000 RESTRUCTURE
--------------------------------------------------------------------------
  Balance at December 31, 2000                               $3,146
       Cash payments for severance                             (289)
       Cash payments for property exit costs                   (107)
       Cash payments for other exit activities                 (231)
--------------------------------------------------------------------------
  Balance at March 31, 2001                                  $2,519
==========================================================================

The Company is currently evaluating its strategy and expects to complete this evaluation during the second quarter of 2001. Additional restructuring plans may be an outcome of this strategic evaluation.

8.       SEGMENT INFORMATION

The Company operates principally in four business segments. The Commercial Printing segment specializes in printing annual reports, brand marketing collateral, catalogs, brochures, maps and guidebooks, calendars, financial communications and CD packaging. The Envelope segment manufactures customized and stock envelopes for direct mail advertising, filing systems, billing and remittance, photo processing, medical records and catalog orders. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products segment provides customized and stock labels, envelopes, commercial printing and business documents to small and mid-size businesses through printing distributors. The Label segment is a leading supplier of glue-applied and pressure-sensitive labels to the food, beverage and consumer products industries.

Operating income is net of all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense, restructuring charges, gains or losses on disposal of assets and other miscellaneous expenses.

Identifiable assets are accumulated by facility within each business segment. Certain operating assets, which are under lease, are reported as business segment assets for evaluation purposes. Corresponding contra assets have been included with corporate assets in order to reconcile identifiable assets with the total assets of the Company. Corporate assets consist primarily of cash and cash equivalents, investments in accounts receivable securitization, investment securities, other accounts receivable and deferred tax assets.

The following tables presents certain business segment information for the three-months ended March 31, 2001 and 2000 as follows:

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
-------------------------------------------------------------------------------------------
  (IN THOUSANDS)                                             2001             2000 (a)(b)
-------------------------------------------------------------------------------------------
  Net external sales:
       Commercial Printing                                 $212,025         $229,398
       Envelope                                             221,616          205,277
       Printed Office Products                               99,703           73,294
       Label                                                 56,543           55,852
-------------------------------------------------------------------------------------------
       Total                                               $589,887         $563,821
===========================================================================================

  Operating income:
       Commercial Printing                                  $ 6,206          $17,693
       Envelope                                              23,126           22,142
       Printed Office Products                                7,196            8,184
       Label                                                  2,964            3,555
       Corporate                                            (11,031)          (6,107)
-------------------------------------------------------------------------------------------
       Total                                                $28,461          $45,467
===========================================================================================


                                                           MARCH 31        DECEMBER 31
-------------------------------------------------------------------------------------------
  (IN THOUSANDS)                                             2001             2000
-------------------------------------------------------------------------------------------
  Identifiable assets:
       Commercial Printing                               $  691,602       $  685,871
       Envelope                                             619,335          635,508
       Printed Office Products                              284,382          275,025
       Label                                                198,581          205,480
       Corporate                                            (24,800)         (48,329)
-------------------------------------------------------------------------------------------
       Total                                             $1,769,100       $1,753,555
===========================================================================================

(a) Net sales for 2000 have been restated to include billed freight previously reported in cost of sales.
(b) Restated to include in the Label segment an operation previously reported in Printed Office Products.

Intercompany sales by segment were $2,476,000, $7,784,000, $3,336,000 and $699,000 for Commercial Printing, Envelope, Printed Office Products and Label, respectively. These amounts have been excluded above in reported net sales and eliminated in consolidation.

9.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Investments in subsidiaries are accounted for under the equity method, wherein the investor company's share of earnings and income taxes applicable to the assumed distribution of such earnings are included in net income. In addition, investments increase in the amount of permanent contributions to subsidiaries and decrease in the amount of distributions from subsidiaries. The elimination entries remove the equity method investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

                                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                     Quarter Ended March 31, 2001
                                                           (in thousands)

                                                                          Combined        Combined
                                               Parent                     Guarantor     Nonguarantor
                                              Guarantor     Issuer      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                              ---------     ------      ------------    ------------  ------------   ------------

Net sales                                     $      -     $112,823       $408,809         $68,255      $       -      $589,887

Cost of sales                                        -       90,161        317,422          51,135              -       458,718
                                              --------     --------       --------         -------      ---------      --------

Gross profit                                         -       22,662         91,387          17,120              -       131,169

Other operating costs                               91       18,102         76,392           8,123              -       102,708
                                              --------     --------       --------         -------      ---------      --------

Operating income (loss)                            (91)       4,560         14,995           8,997              -        28,461

Other expense (income):
Interest expense                                 1,738       18,768         19,368           1,652        (19,980)       21,546
Other expense (income)                          (1,976)     (17,282)          (234)             72         19,980           560
                                              --------     --------       --------         -------      ---------      --------

Income (loss) before income taxes and
  equity in undistributed earnings of
  subsidiaries                                     147        3,074         (4,139)          7,273              -         6,355

Provision (benefit) for income taxes                 -        1,346         (2,038)          3,424              -         2,732
                                              --------     --------       --------         -------      ---------      --------

Income (loss) before equity in
  undistributed earnings of subsidiaries           147        1,728         (2,101)          3,849              -         3,623

Equity in undistributed earnings of
  subsidiaries                                   3,476        1,748          8,333               -        (13,557)            -
                                              --------     --------       --------         -------      ---------      --------


Net income                                    $  3,623     $  3,476       $  6,232         $ 3,849      $ (13,557)     $  3,623
                                              ========     ========       ========         =======      =========      ========

                                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                     Quarter Ended March 31, 2000
                                                           (in thousands)

                                                                          Combined        Combined
                                               Parent                     Guarantor     Nonguarantor
                                              Guarantor     Issuer      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                              ---------     ------      ------------    ------------  ------------   ------------

Net sales                                     $      -     $117,283       $335,220        $111,318      $      -       $563,821

Cost of sales                                        -       93,707        260,351          79,706             -        433,764
                                              --------     --------       --------        --------      --------       --------

Gross profit                                         -       23,576         74,869          31,612             -        130,057

Other operating costs                               42       16,885         49,144          18,519             -         84,590
                                              --------     --------       --------        --------      --------       --------

Operating income (loss)                            (42)       6,691         25,725          13,093             -         45,467

Other expense (income):
Interest expense                                 2,116       17,012          7,096             339        (7,571)        18,992
Other expense (income)                          (2,212)      (5,604)           (32)            155         7,571           (122)
                                              --------     --------       --------        --------      --------       --------

Income (loss) from continuing operations
  before income taxes and equity in
  undistributed earnings of subsidiaries            54       (4,717)        18,661          12,599             -         26,597

Provision (benefit) for income taxes                 -       (1,961)         7,673           5,221             -         10,933
                                              --------     --------       --------        --------      --------       --------

Income (loss) from continuing operations
  before equity in undistributed earnings
  of subsidiaries                                   54       (2,756)        10,988           7,378             -         15,664

Equity in undistributed earnings of
  subsidiaries                                  15,891       19,722          4,159               -       (39,772)             -
                                              --------     --------       --------        --------      --------       --------

Income (loss) from continuing operations        15,945       16,966         15,147           7,378       (39,772)        15,664


Income from discontinued operations, net
  of taxes ($420)                                    -         (684)             -           1,356             -            672

Extraordinary items                              1,838         (391)             -               -             -          1,447
                                              --------     --------       --------        --------      --------       --------

Net income                                    $ 17,783     $ 15,891       $ 15,147        $  8,734      $(39,772)      $ 17,783
                                              ========     ========       ========        ========      ========       ========

                                      CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION

                                                          March 31, 2001
                                                          (in thousands)

                                                                       Combined         Combined
                                           Parent                      Guarantor      Nonguarantor
                                          Guarantor      Issuer      Subsidiaries     Subsidiaries      Elim.       Consolidated
                                          ---------      ------      ------------     ------------      -----       ------------

Current assets:
Cash and cash equivalents                 $      -     $      123     $      236        $    135     $         -     $      494
Trade receivable, net                            -            863        159,599          38,635               -        199,097
Investment in accounts receivable
     securitization                              -              -              -         104,528               -        104,528
Accounts receivable, other                       -          3,955         11,686             425               -         16,066
Inventories, net                                 -         55,065         96,315          21,709               -        173,089
Note receivable from Issuer                147,436              -              -              -         (147,436)             -
Other current assets                           175         24,853         35,865           2,911         (10,506)        53,298
                                          --------     ----------     ----------        --------     -----------     ----------
     Total current assets                  147,611         84,859        303,701         168,343        (157,942)       546,572

Investment in subsidiaries                 381,433        366,778         67,759               -        (815,970)             -
Property, plant and
     equipment, net                              -        131,021        342,365          81,788               -        555,174
Intangible assets, net                           -         47,734        492,120          81,335               -        621,189
Note receivable from
      Subsidiaries                               -        784,400              -               -        (784,400)             -
Other assets, net                            3,342         30,567         48,257           5,499         (41,500)        46,165
                                          --------     ----------     ----------        --------     -----------     ----------

Total assets                              $532,386     $1,445,359     $1,254,202        $336,965     $(1,799,812)    $1,769,100
                                          ========     ==========     ==========        ========     ===========     ==========

Current liabilities:

Accounts payable                          $      -     $   42,915     $  151,810        $ 19,079     $         -     $  213,804
Accrued compensation                             -         26,890         28,519           5,083               -         60,492
Other current liabilities                   11,394         76,299       (172,352)        173,568         (10,506)        78,403
Note payable to Parent                           -        147,436              -               -        (147,436)             -
Current portion of long-term debt                -         30,591          2,680           5,957               -         39,228
                                          --------     ----------     ----------        --------     -----------     ----------
     Total current liabilities              11,394        324,131         10,657         203,687        (157,942)       391,927


Long-term debt                             139,063        685,821         18,864          10,880               -        854,628
Note payable to issuer                           -              -        784,400               -        (784,400)             -
Deferred income taxes                            -         28,287         86,920          14,698         (21,508)       108,397
Other long-term liabilities                      -         25,395         26,233             583         (19,992)        32,219
                                          --------     ----------     ----------        --------     -----------     ----------

     Total liabilities                     150,457      1,063,634        927,074         229,848        (983,842)     1,387,171

Shareholders' equity                       381,929        381,725        327,128         107,117        (815,970)       381,929
                                          --------     ----------     ----------        --------     -----------     ----------

Total liabilities and
     shareholders' equity                 $532,386     $1,445,359     $1,254,202        $336,965     $(1,799,812)    $1,769,100
                                          ========     ==========     ==========        ========     ===========     ==========

                                   CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION

                                                      December 31, 2000
                                                       (in thousands)

                                                                       Combined          Combined
                                           Parent                      Guarantor       Nonguarantor
                                          Guarantor       Issuer      Subsidiaries     Subsidiaries      Elim.       Consolidated
                                          ---------       ------      ------------     ------------      -----       ------------

Current assets:
Cash and cash equivalents                 $       -     $    9,596     $   (9,846)       $    712     $         -     $      462

Receivables, net                                  -          8,669        151,978          41,883               -        202,530
Investment in accounts receivable
     Securitization                               -              -              -          75,427               -         75,427
Accounts receivable - other                       -         13,499          5,615           1,063               -         20,177
Inventories, net                                  -         51,359         91,815          23,259               -        166,433
Note receivable from Issuer                 147,436              -              -              -         (147,436)             -
Other current assets                            262         25,741         24,399           3,786            (181)        54,007
                                          ---------     ----------     ----------        --------     -----------     ----------
     Total current assets                   147,698        108,864        263,961         146,130        (147,617)       519,036

Investment in subsidiaries                  385,505        357,592         64,348               -        (807,445)             -
Property, plant and
     equipment, net                               -        132,522        350,964          86,536               -        570,022
Intangible assets, net                            -         49,455        483,515          86,245               -        619,215
Note receivable from
     Subsidiaries                                 -        784,400              -               -        (784,400)             -
Other assets, net                             3,481         55,581          1,101           4,001         (18,882)        45,282
                                          ---------     ----------     ----------        --------     -----------     ----------

Total assets                              $ 536,684     $1,488,414     $1,163,889        $322,912     $(1,758,344)    $1,753,555
                                          =========     ==========     ==========        ========     ===========     ==========

Current liabilities:
Accounts payable                          $       -     $   32,446     $  107,569        $ 17,700     $         -     $  157,715
Accrued compensation                              -         24,556         31,144           7,486               -         63,186
Other current liabilities                    11,768        100,773       (184,734)        155,374            (181)        83,000
Note payable to Parent                            -        147,436              -               -        (147,436)             -
Current portion of long-term debt                 -         30,767          2,662           7,113               -         40,542
                                          ---------     ----------     ----------        --------     -----------     ----------
     Total current liabilities               11,768        335,978        (43,359)        187,673        (147,617)       344,443


Long-term debt                              139,063        718,147         18,471          12,921               -        888,602
Note payable to issuer                            -              -        784,400               -        (784,400)             -
Deferred income taxes                             -         28,288         66,688          13,469               -        108,445
Other long-term liabilities                       -         20,496         23,992             606         (18,882)        26,212
                                          ---------     ----------     ----------        --------     -----------     ----------

     Total liabilities                      150,831      1,102,909        850,192         214,669        (950,899)     1,367,702

Shareholders' equity                        385,853        385,505        313,697         108,243        (807,445)       385,853
                                          ---------     ----------     ----------        --------     -----------     ----------

Total liabilities and
     shareholders' equity                 $ 536,684     $1,488,414     $1,163,889        $322,912     $(1,758,344)    $1,753,555
                                          =========     ==========     ==========        ========     ===========     ==========

                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                Three-months ended March 31, 2001
                                                        (in thousands)

                                                                          Combined        Combined
                                               Parent                     Guarantor     Nonguarantor
                                              Guarantor     Issuer      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                              ---------     ------      ------------    ------------  ------------   ------------

CASH FLOWS FROM
  OPERATING ACTIVITIES                         $ 5,194    $ (39,444)      $  82,117       $ 47,714      $      -       $  95,581
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Acquisition costs, net of cash
       acquired                                      -       (3,904)                             -             -          (3,904)
    Capital expenditures                             -       (1,400)         (7,146)          (841)            -          (9,387)
    Investment in marketable
       securities, net                               -          239               -              -             -             239
    Investment in subsidiaries                      (5)      10,416               -              -       (10,411)              -
    Other investing activities                  (5,195)        (873)         54,569          3,325       (50,000)          1,826
                                               -------    ---------       ---------       --------      --------       ---------
       Net cash used in investing
          activities                            (5,200)       4,478          47,423          2,484       (60,411)        (11,226)
CASH FLOWS FROM FINANCING ACTIVITIES
    Changes due to accounts receivable
       securitization, net                           -       (3,487)        (46,513)       (50,000)       50,000         (50,000)
    Net proceeds from common stock
       issuance                                      6            -               -              -             -               6
    Proceeds from long-term debt                     -       82,006               -          3,361             -          85,367
    Repayments of long-term debt and
       capital lease obligations                     -     (114,609)           (566)        (2,628)            -        (117,803)
    Debt issuance costs                              -       (1,841)              -              -             -          (1,841)
    Proceeds from parent guarantor                   -       63,419         (63,419)             -             -               -
    Investment by parent                             -            5         (10,416)             -        10,411               -
    Other financing activities                       -            -             979           (979)            -               -
                                               -------    ---------       ---------       --------      --------       ---------
       Net cash provided by financing
          activities                                 6       25,493        (119,935)       (50,246)       60,411         (84,271)
EFFECT OF EXCHANGE RATE CHANGES ON CASH              -            -               -            (52)            -             (52)
                                               -------    ---------       ---------       --------      --------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS              -       (9,473)          9,605           (100)            -              32
BALANCE AT BEGINNING OF YEAR                         -        9,596          (9,369)           235             -             462
                                               -------    ---------       ---------       --------      --------       ---------
BALANCE AT END OF YEAR                         $     -    $     123       $     236       $    135      $      -       $     494
                                               =======    =========       =========       ========      ========       =========

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
                                               =======    =========       ========       =========       =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


SUMMARY OF FINANCIAL DATA BY SEGMENT (IN THOUSANDS)

The following table presents historical financial data by segment, including acquisitions from their purchase dates.

                                                             QUARTER ENDED MARCH 31,
                                                             -----------------------
                                                            2001                2000
                                                            ----                ----
Net sales
   Commercial Printing                                 $     212,025        $     229,398
   Envelope                                                  221,616              205,277
   Printed Office Products                                    99,703               73,294
   Label                                                      56,543               55,852
                                                       -------------        -------------
Total net sales                                        $     589,887        $     563,821
                                                       =============        =============
Operating income
   Commercial Printing                                 $       6,206        $      17,693
   Envelope                                                   23,126               22,142
   Printed Office Products                                     7,196                8,184
   Label                                                       2,964                3,555
   Corporate                                                 (11,031)              (6,107)
                                                       -------------        -------------
Total operating income                                        28,461               45,467
Interest expense                                              21,546               18,992
Other expense (income)                                           560                 (122)
Income tax expense                                             2,732               10,933
                                                       -------------        -------------

Income from continuing operations                      $       3,623        $      15,664
                                                       =============        =============

CONSOLIDATED RESULTS OF OPERATIONS

Sales for the first quarter of 2001 were $589.9 million, an increase of $26.1 million from the first quarter of 2000. Excluding the incremental sales of acquisitions consummated during 2000, sales were $529.9 million, down 6% from the prior year. This sales decline was primarily the result of lower spending on print advertising by many of the Company's customers in response to the current economic environment. The Company also experienced lower sales in its Printed Office Products segment as the market for traditional documents continued to decline. Sales of the Envelope and Label segments were higher in the quarter compared to the first quarter of 2000.

Operating income declined to $28.5 million from $45.5 million in the first quarter of 2000. Overall margins were lower in the current quarter due to efforts to maintain volume in the slowing economy. Additionally, the mix of business in the first quarter of 2001 was considerably different than in the first quarter of 2000 due to acquisitions and lower sales of commercial printing and traditional documents. Higher corporate administrative expenses commensurate with the growth of the Company, consulting expenses incurred in connection with Company's strategic review, expenses associated with the Company's restructuring program, and higher amortization expense associated with acquisitions in 2000 also contributed to lower operating income in 2001.

Interest expense for the quarter ended March 31, 2001 increased $2.6 million compared to the quarter ended March 31, 2000. The increase occurred as a result of higher average bank debt balances, primarily due to acquisitions, and an increase in the weighted-average borrowing rate.

The effective tax rate for the quarters ended March 31, 2001 and 2000 was 43% and 41%, respectively. The effective tax rate was higher than the prior year due to lower pre-tax income, which increased the impact of nondeductible goodwill amortization on the effective rate.

Net income for the quarter was $3.6 million, or $0.08 per diluted share, down from $17.8 million, or $0.33 per diluted share, in the first quarter of 2000.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

COMMERCIAL PRINTING

Sales of the Commercial Printing segment were $212.0 million in the first quarter of 2001 compared to sales of $229.4 million reported in the first quarter of 2000. Excluding the impact of companies acquired in 2000, sales were $203.3 million. Reduced promotional spending by customers, especially advertising agencies and technology companies, contributed significantly to this sales decline. Approximately 25% of Commercial Printing's sales are related to the advertising segment of the commercial print market.

Gross profit margin declined to 18.9% from 22.1% earned in 2000 primarily due to competitive pressures and the segment's efforts to maintain volume. Additionally, energy problems in California reduced gross profits of the segment's operations in California by more than $1 million in the quarter.

The segment has continued to invest in its sales force since the first quarter of 2000. This has resulted in higher selling expenses which were partially offset by lower administrative expenses.

The Commercial Printing segment's operating income of $6.2 million in the quarter was down $11.5 million from the $17.7 million earned in the first quarter of 2000.

ENVELOPE

Sales of the Envelope segment grew 8% in the first quarter of 2001. Sales were $221.6 million compared to sales of $205.3 million in the first quarter of 2000. Excluding the impact of companies acquired in 2000, sales grew 1.4% to $208.2 million. Sales in Canada were especially strong in the quarter as were sales of the segment's resale division. A reduction in promotional spending by direct mail customers had a negative impact on the Envelope segment in the quarter.

Gross profit margin of the Envelope segment was 20.7% for the quarter, down 1% from the prior year. Lower waste paper prices, which are down approximately 20% in the quarter, account for a portion of this decline. Lower contribution from products sold by companies acquired in 2000 also contributed to the lower gross margin.

The operating income of the Envelope segment was $23.1 million in the quarter, which included $1.7 million earned by companies acquired in 2000.

LABEL

Sales of the Label segment were $56.5 million in the first quarter of 2001, slightly higher than sales in the first quarter of 2000. Sales of pressure-sensitive labels in North America were 16% higher than a year ago. Sales of glue-applied and industrial labels were flat year-over-year, and sales of the segment's operation in the United Kingdom were down 3% from the prior year.

Gross profit margin of the segment declined nearly 1% in the quarter to 21.8%. This decline was due to higher fixed manufacturing costs.

The operating income of the Label segment in the first quarter was $3 million, compared to $3.6 million earned in the first quarter of 2000.

PRINTED OFFICE PRODUCTS

First quarter sales of the Printed Office Products segment were $99.7 million, 36% higher than sales reported for the first quarter of 2000. Excluding the sales of companies acquired in 2000, sales were 14% below the prior year. The decline in the demand for traditional documents has continued into 2001, and sales of label products and the segment's distribution business have been affected by the slowdown of the economy. Revenues from the segment's specialty documents have increased 40% from the prior year.

Gross profit margin of Printed Office Products increased to 30% from 29% in 2000. Companies acquired in 2000 accounted for most of this increase.

The operating income of Printed Office Products was $7.2 million in the quarter, down 12% from the first quarter of 2000. The incremental earnings by the companies acquired in 2000 were not sufficient to offset the impact of lower sales of traditional documents, the lower profitability of the segment's distribution business and higher administrative expenses.

RESTRUCTURING PLAN

In 2000, the Company began a comprehensive review of its business operations in response to changes in the industry and in customer demand and recorded a restructuring charge to cover certain of the expenses of restructuring plans that were approved. Once fully implemented, the Company anticipates operating cost savings of approximately $15.0 million annually. During the three months ended March 31, 2001, the Company incurred $665,000 of additional restructuring costs related to employee and equipment costs incurred for moving major equipment which under generally accepted accounting principles could not be accrued for as part of the Company's restructuring initiative at year-end. A summary by segment of the restructuring plans implemented in 2000 follows.

The restructuring in the Printed Office Products segment was in response to the declining documents segment of its market. It involved the closure of three manufacturing facilities and substantially curtailing another facility. The majority of the restructuring plan has been completed and 114 employees have been terminated to date.

The restructuring plan of the Label segment included closing two unprofitable operations, closure of a sales office and replacing equipment to better support customer and market requirements. The majority of these restructure initiatives have been completed and 36 employees have been terminated to date.

The Commercial Printing segment closed its bindery operation in Mexico to reduce costs. Another manufacturing facility, which was part of the announced restructure plan, will be closed in the third quarter. To date, 150 employees have been terminated.

The Envelope segment has closed one plant to reduce cost and consolidate capacity. The closure of this plant resulted in the termination of 19 employees.

The Company is currently evaluating its strategy and expects to complete this evaluation during the second quarter of 2001. Additional restructuring plans may be an outcome of this strategic evaluation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities (see Condensed Consolidated Statements of Cash Flows on page 5) was $95.6 million and $10.4 million for the three-months ended March 31, 2001 and 2000, respectively. The increase in cash provided by operating activities was due primarily to improved collections of accounts receivable and revisions of vendor payment terms. The effect of the latter was $46.0 million. Operating cash flow was used primarily to fund capital expenditures of $9.4 million and reduce outstanding debt by $82 million, which included the reduction of $50 million borrowed under the Company's accounts receivable securitization program.

At March 31, 2001, the Company had approximately $300.0 million of unused credit under its various credit facilities. The Company believes it has sufficient credit to meet its current operating requirements.

NEW ACCOUNTING STANDARDS

In 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. The adoption of this statement will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, which is effective for 2001, requires derivative instruments to be recorded in the balance sheet at their fair value, with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met. Adoption of SFAS 133 did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

FORWARD-LOOKING INFORMATION

"Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially form those expected. Some of the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are as follows:

  *   paper and other raw material costs;
  *   the degree and nature of competition;
  * the ability to execute restructuring plans and achieve productivity and cost savings goals;
  *   postage rate and other changes in the direct mail industry;
  *   interest rates and foreign currency exchanges rates;
  *   ability to obtain additional financing;
  *   general economic conditions; and
  *   general labor conditions

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

Exposure to market risk from changes in interest rates relates primarily to the Company's variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At March 31, 2001, the Company had outstanding variable rate debt outstanding of $423.7 million. A 1% increase in LIBOR on the maximum amount available under the Company's credit agreement, which is $668.7 million, would increase the Company's annual interest expense by $6.7 million and reduce annual net income by approximately $4.1 million.

The Company has subsidiaries in Canada, the United Kingdom and Mexico, and thus is exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar, the British pound and the Mexican peso.

PART II   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

3(i)     Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)    Bylaws of the Company - incorporated by reference from Exhibit
           3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1.1    Form of Certificate representing the Common Stock, par value
           $0.01 per share, of the Company - incorporated by reference from
           Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).
4.1.2    Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from
           Exhibit 4.2 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.1.3    Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note-- incorporated by reference from Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg.
           No. 333-36337).
4.2      Indenture dated as of December 16, 1998 between Mail-Well I
           Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5      Form of Senior Subordinated Note. Incorporated by reference from the company's Annual Report of Form 10-K for the year ended
           December 31, 1998.
10.1     Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit
           10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2     Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on
           Form S-1 dated March 25, 1994.
10.3     Form of M-W Corp. Employee Stock Ownership Plan effective as of
           February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25,
           1994.
10.4     Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5     Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7, 1997
           - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.6     Form of 1994 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7     Form of the Company Nonqualified Stock Option Agreement -
           incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8     Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan --
           incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.9     1997 Non-Qualified Stock Option Agreement -- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10    Mail-Well, Inc. 1998 Incentive Stock Option Plan -- incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11    Form of 1998 Incentive Stock Option Agreement -- incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.12    Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto -- incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended
           March 31, 1998.
10.13    Participation Agreement dated as of December 15, 1997 among
           Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.14    Equipment Lease dated as of December 15, 1997 among Mail-Well I
           Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15    Guaranty Agreement dated as of December 15, 1997 among Mail-Well,
           Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16    Receivables Purchase Agreement dated as of July 1, 1999 among
           Mail-Well Trade Receivables Corporation, as Seller, Quincy
           Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.17    Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.18    Servicing Agreement dated as of July 1, 1999 by and among
           Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.19    Merger Agreement and Plan of Merger by and among American
           Business Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000--incorporated by reference from Exhibit (c) (1) to the Registrant's Tender Offer Statement
           on Schedule 14D-1 filed with the commission on January 21, 2000.
10.20    Change of Control Agreement dated November 15, 1999, between the
           Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21    Change of Control Agreement dated November 15, 1999, between the
           Company and Gary Ritondaro--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.22    Change of Control Agreement dated November 15, 1999, between the
           Company and Robert Meyer--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.23    Change of Control Agreement dated November 15, 1999, between the
           Company and Michael A. Zawalski--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.24    Credit Agreement dated as of February 18, 2000 among Mail-Well
           I Corporation, Bank of American, N.A., as Administrative Agent
           and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation
           Agent and certain other financial institutions party thereto.
10.25    Security Agreement dated as of February 18, 2000, by and among
           Mail-Well I Corporation, Mail-Well, Inc., certain other affiliates of the Company and Bank of America, N.A., as agent.
10.26*   Second Amendment to Credit Agreement dated as of March 28, 2001 among
           Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of American, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto.

[FN]
-------------
*  Filed herewith.

                (b) Reports on Form 8-K

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MAIL-WELL, INC.
                                                (Registrant)


                                                By /s/ Paul V. Reilly
                                                   -------------------------
Date: May 14, 2001                                 Paul V. Reilly
                                                     Chief Executive Officer


                                                By /s/ Michel P. Salbaing
                                                   -------------------------
Date: May 14, 2001                                 Michel P. Salbaing
                                                     Chief Financial Officer