Form 10-Q
period 2001-06-30
MAIL WELL INC
filed 2001-08-13
CIK 920321

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

                                 Yes /X/ No / /

     As of August 1, 2001, the Registrant had 47,653,248 shares of Common Stock, $0.01 par value, outstanding.


================================================================================


                                      MAIL-WELL, INC. AND SUBSIDIARIES

                                             TABLE OF CONTENTS


----------------------------------------------------------------------------------------------------------
                                                                                                      PAGE
                                                                                                      ----
  Part I -              FINANCIAL INFORMATION

               Item 1.  Financial Statements......................................................       3
               Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...................................      14
               Item 3.  Quantitative and Qualitative Disclosures About
                            Market Risk...........................................................      17

  Part II -             OTHER INFORMATION

               Item 4.  Submission of Matters to a Vote of Security Holders.......................      18
               Item 6.  Exhibits and Reports on Form 8-K .........................................      18

  Signature Page..................................................................................      21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                        MAIL-WELL, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                            JUNE 30, 2001   DECEMBER 31, 2000
                                                                             (UNAUDITED)
                                                                            -------------  -------------------
ASSETS
Current assets
   Cash and cash equivalents                                                 $       245       $        94
   Accounts receivable, net                                                      104,874           146,529
   Investment in accounts receivable securitization                              122,974            75,427
   Inventories, net                                                              117,732           131,417
   Net assets of discontinued operations                                         305,233           405,514
   Net assets held for sale                                                       55,406                 -
   Other current assets                                                           50,566            48,948
                                                                             -----------       -----------
     Total current assets                                                        757,030           807,929

Property, plant and equipment, net                                               395,623           431,025
Intangible assets, net                                                           365,677           389,148
Other assets, net                                                                 42,814            45,064
                                                                             -----------       -----------
Total assets                                                                 $ 1,561,144       $ 1,673,166
                                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                          $   139,844       $   127,912
   Accrued compensation                                                           45,890            48,444
   Other current liabilities                                                      63,221            57,905
   Current portion of long-term debt                                              40,725            40,040
                                                                             -----------       -----------
     Total current liabilities                                                   289,680           274,301

Long-term debt                                                                   861,741           879,753
Deferred income taxes                                                             89,892           107,047
Other long-term liabilities                                                       25,241            26,212
                                                                             -----------       -----------
     Total liabilities                                                         1,266,554         1,287,313


SHAREHOLDERS' EQUITY

Common stock, $0.01 par value; 100,000,000 shares authorized,
     47,656,801 and 47,454,879 shares issued and outstanding in 2001
     and 2000, respectively                                                          474               474
Paid-in capital                                                                  210,092           210,067
Retained earnings                                                                 93,937           182,840
Accumulated other comprehensive loss                                              (9,913)           (7,528)
                                                                             -----------       -----------
    Total shareholders' equity                                                   294,590           385,853
                                                                             -----------       -----------
Total liabilities and shareholders' equity                                   $ 1,561,144       $ 1,673,166
                                                                             ===========       ===========


                           See notes to condensed consolidated financial statements.


                                   MAIL-WELL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      ------------------            ----------------
                                                            JUNE 30,                   JUNE 30,
                                                            --------                   --------
                                                       2001         2000          2001          2000
                                                       ----         ----          ----          ----

Net sales ......................................    $ 418,278     $ 442,148     $ 851,254     $ 876,822

Cost of sales ..................................      332,263       349,398       677,405       689,209
                                                    ---------     ---------     ---------     ---------

Gross profit ...................................       86,015        92,750       173,849       187,613

Other operating expenses:
  Selling and administrative expenses ..........       61,071        61,536       123,946       118,756
  Amortization of intangibles ..................        3,427         2,691         6,702         5,441
  Impairment loss on assets held for
     sale ......................................        8,807             -         8,807             -
  Restructuring charges ........................       17,674             -        17,674             -
                                                    ---------     ---------     ---------     ---------

Operating income (loss) ........................       (4,964)       28,523        16,720        63,416

Other expense (income):
  Interest expense .............................       13,797        17,134        28,548        31,052
  Other expense (income) .......................          538           (55)        1,064          (300)
                                                    ---------     ---------     ---------     ---------

Income (loss) from continuing operations
  before income taxes ..........................      (19,299)       11,444       (12,892)       32,664

Income tax provision (benefit) .................       (4,349)        3,932        (2,129)       12,619
                                                    ---------     ---------     ---------     ---------

Income (loss) from continuing operations .......      (14,950)        7,512       (10,763)       20,045

Income from discontinued operations:
  Income (loss) from discontinued operations,
     net of tax ................................       (1,610)        3,732        (2,175)        7,535
  Loss on disposal, net of tax benefit .........      (75,965)            -       (75,965)            -
                                                    ---------     ---------     ---------     ---------

Income (loss) before extraordinary items .......      (92,525)       11,244       (88,903)       27,580

Extraordinary items, net of taxes ..............            -             -             -         1,447
                                                    ---------     ---------     ---------     ---------
Net income (loss) ..............................    $ (92,525)    $  11,244     $ (88,903)    $  29,027
                                                    =========     =========     =========     =========

Earnings (loss) per share - basic
     Continuing operations .....................    $   (0.31)    $    0.15     $   (0.23)    $    0.41
     Discontinued operations ...................        (1.64)         0.08         (1.64)         0.15
     Extraordinary items .......................            -             -             -          0.03
                                                    ---------     ---------     ---------     ---------
     Earnings (loss) per share - basic .........    $   (1.95)    $    0.23     $   (1.87)    $    0.59
                                                    =========     =========     =========     =========

Earnings (loss) per share - diluted
     Continuing operations .....................    $   (0.31)    $    0.15     $   (0.23)    $    0.39
     Discontinued operations ...................        (1.64)         0.07         (1.64)         0.13
     Extraordinary items .......................            -             -             -          0.03
                                                    ---------     ---------     ---------     ---------
     Earnings (loss) per share - diluted .......    $   (1.95)    $    0.22     $   (1.87)    $    0.55
                                                    =========     =========     =========     =========

Weighted average shares - basic ................       47,464        49,273        47,460        49,251
Weighted average shares - diluted ..............       47,464        57,116        47,460        57,466


                        See notes to condensed consolidated financial statements.


                                      MAIL-WELL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                                         JUNE 30,
                                                                                         --------

                                                                                   2001           2000
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Income (loss) from continuing operations ...............................    $   (10,763)    $    20,045
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Write-down of assets held for sale ...................................          8,807               -
     Depreciation and amortization ........................................         30,948          28,355
     Extraordinary loss on early retirement of debt .......................              -          (2,355)
     Deferred income taxes ................................................           (979)          2,861
     Other ................................................................            (20)             51
   Changes in operating assets and liabilities, excluding the effects of businesses acquired:
        Trade receivables .................................................         24,912           2,845
        Inventories .......................................................          3,127         (12,361)
        Accounts payable and accrued expenses .............................         15,547           5,194
        Net change in other current assets and other current liabilities ..         34,510          (8,570)
                                                                               -----------     -----------
        Net cash provided by operating activities .........................        106,089          36,065

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs, net of cash acquired ................................         (3,844)       (328,093)
   Capital expenditures ...................................................        (15,661)        (32,254)
   Investment in marketable securities, net ...............................            518         (12,594)
   Proceeds from the sale of assets .......................................          3,335           1,142
                                                                               -----------     -----------
        Net cash used in investing activities .............................        (15,652)       (371,799)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in accounts receivable securitization .........................        (75,000)        (73,500)
   Proceeds from common stock issuance ....................................              6               -
   Proceeds from long-term debt ...........................................        361,530         940,374
   Repayments of long-term debt ...........................................       (375,323)       (516,239)
   Debt issuance costs ....................................................         (2,260)        (14,164)
   Redemption of a nonvoting common stock of a subsidiary .................              -          (3,500)
                                                                               -----------     -----------
        Net cash provided by (used in) financing activities ...............        (91,047)        332,971

CASH FLOWS FROM DISCONTINUED OPERATIONS
   Net cash provided by discontinued operations ...........................            773           2,506
                                                                               -----------     -----------

Effect of exchange rate changes on cash and cash equivalents ..............            (12)              -
                                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents ......................            151            (257)
Cash and cash equivalents at beginning of year ............................             94             290
                                                                               -----------     -----------

Cash and cash equivalents at end of year ..................................    $       245     $        33
                                                                               ===========     ===========

                         See notes to condensed consolidated financial statements.


                       MAIL-WELL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts included in the statement of operations for the three- and six-months ended June 30, 2000 have been reclassified to conform with the current year presentation including the reclassification of billed freight from cost of sales and discontinued operations previously reported as part of the continuing operations.

See Exhibit 99.1 filed herewith for the Consolidating Condensed Financial Statements of MWI ("Issuer"), Guarantor Subsidiaries, Non-guarantor Subsidiaries and Parent Guarantor. These statements are provided to comply with the reporting requirements under the indenture for the 8 3/4% Senior Subordinated Notes due in 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.      RESTRUCTURING

2001 Restructuring - In May 2001, the Company approved a new strategic plan. In connection with the new strategic plan, the Company approved plans to consolidated certain of its operations to eliminate excess internal capacity in order to improve its cost effectiveness and long-term competitive position. A liability in the amount of $15.4 million was recorded in the second quarter of 2001 in connections with these plans. Additional cash restructuring charges of $2.3 million were recorded for a total of $17.7 million of restructuring charges.

The following table and discussion presents additional detail related to this charge:

                                           COMMERCIAL
       (IN THOUSANDS)           ENVELOPE    PRINTING    CORPORATE    TOTAL
  ---------------------------------------------------------------------------
  Termination and related
        employee costs          $ 8,872      $  372       $    -    $ 9,244
  Lease termination costs         1,368         346            -      1,714
  Exit costs                      3,699       1,080            -      4,779
  Strategic assessment costs          -           -        1,937      1,937
  ---------------------------------------------------------------------------
                                $13,939      $1,798       $1,937    $17,674
  ===========================================================================


The Envelope segment implemented a plan to consolidate nine of its manufacturing facilities into other facilities. This consolidation plan, which will eliminate substantial excess internal capacity, will take 18 months to execute and will result in additional restructuring expenses during that time. The termination and related employee costs recorded in the second quarter of 2001 cover approximately 920 employees expected to be terminated. The first of the plant closures is expected to be completed in August 2001.

The Commercial Printing segment implemented a plan to consolidate its two printing operations in the Philadelphia, Pennsylvania area into an existing facility. This plan will improve the cost effectiveness of these two operations and their competitive position in the Philadelphia market. The consolidation is expected to be completed in December 2001 and will result in additional charges as the plan is executed. The termination and related employee costs recorded cover approximately 25 employees expected to be terminated.

The Company incurred consulting and other costs in connection with its strategic assessment and expects to incur additional such expenses as its new strategy is implemented.

2000 Restructuring - In December 2000, the Company began the comprehensive review of its business operations and recorded a restructuring charge to cover certain of the expenses of restructuring plans that were approved. During the six months ended June 30, 2001, the Company did not incur material additional restructuring costs.

The Envelope segment has completed the closure of its Vancouver, Washington facility, and the Commercial Printing segment has closed its bindery operation in Mexico. Of the total 184 employees expected to be terminated as a result of these two closures, 169 had been terminated as of June 30, 2001. The Commercial Printing segment expects to close a manufacturing facility in the third quarter of 2001, at which time all restructuring plans implemented in December 2000 by the Commercial Printing and Envelope segments will be complete.

A summary of activity charged to the restructuring liability during the six-months ended June 30, 2001 was as follows:


        (IN THOUSANDS)                              2000 RESTRUCTURE
       ----------------------------------------------------------------
        Balance at December 31, 2000                   $  3,146
           Transfer of reserves related to
              discontinued operations                    (1,575)
           Cash payments for severance                     (529)
           Cash payments for property exit costs           (336)
           Cash payments for other exit activities         (414)
       ----------------------------------------------------------------
        Balance at June 30, 2001                       $    292
       ================================================================

3.      DISCONTINUED OPERATIONS

In connection with the new strategic plan, the Company adopted a formal plan to sell its Label and Printed Office Products segments. These segments have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated financial statements. The reported loss on disposition of these two business segments includes the write-down to net realizable value based on estimated proceeds, costs associated with the planned dispositions, the estimated loss from operations of the discontinued businesses through the expected date of these dispositions and an income tax benefit of approximately $1.7 million. The estimated loss from operations includes allocated interest expense based upon the relative net assets of the Label and Printed Office Products segments in the amounts of $6.3 and $13.1 for the three- and six-months ended June 30, 2001, respectively, and $6.8 and $11.9 for the three- and six-months ended June 30, 2000, respectively. The Company expects to complete the sales of both segments by December 31, 2001.

The Company's financial statements have been presented to reflect the Label and Printed Office Products segments as discontinued operations for all periods presented. Operating results of the discontinued operations are summarized as follows:


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               ------------------            ----------------
                                                            JUNE 30,        JUNE 30,      JUNE 30,       JUNE 30,
   (IN THOUSANDS)                                             2001            2000          2001           2000
-------------------------------------------------------------------------------------------------------------------------
   Label segment:
       Net sales                                           $   58,877     $    59,747    $  115,420     $  115,992

       Income from operations before interest and taxes         2,355           3,984         4,724          6,710
       Allocated interest expense                               2,581           3,223         5,344          5,625
       Loss on disposal                                        60,090               -        60,090              -
       Income tax expense (benefit)                           (14,602)            318       (14,919)           453
-------------------------------------------------------------------------------------------------------------------------
  Income (loss) from the discontinued Label segment        $  (45,714)    $       443    $  (45,791)    $      632
-------------------------------------------------------------------------------------------------------------------------
  Printed Office Products segment:
       Net sales                                           $   94,295     $   101,076    $  193,998     $  174,769

       Income from operations before interest and taxes         1,070           8,756         5,430         16,299
       Allocated interest expense                               3,756           3,587         7,777          6,259
       Loss on disposal                                        17,356               -        17,356              -
       Income tax expense                                      11,819           2,266        12,646          4,195
-------------------------------------------------------------------------------------------------------------------------
  Income (loss) from the discontinued Printed Office
       Products segment                                    $  (31,861)    $     2,903    $  (32,349)    $    5,845
-------------------------------------------------------------------------------------------------------------------------
  Income from the discontinued Extrusion Coating and
       Laminating segment                                           -             386             -          1,058
-------------------------------------------------------------------------------------------------------------------------
  Total income (loss) from the discontinued operations     $  (77,575)    $     3,732    $  (78,140)    $    7,535
-------------------------------------------------------------------------------------------------------------------------

The assets and liabilities of discontinued operations, which have been reflected on a net basis in the consolidated balance sheets, are summarized as follows:


                                                     JUNE 30,   DECEMBER 31,
  (IN THOUSANDS)                                       2001         2000
------------------------------------------------------------------------------
  Label segment:
  Current assets                                   $    58,544  $     57,221
  Long-term assets                                     104,240       148,259
------------------------------------------------------------------------------
     Total assets                                      162,784       205,480

  Current liabilities                                   43,732        30,732
  Long-term liabilities                                  4,027         1,565

------------------------------------------------------------------------------
  Net assets of the discontinued Label segment         115,025       173,183
------------------------------------------------------------------------------

  Printed Office Products segment:
  Current assets                                   $    57,436  $     59,400
  Long-term assets                                     217,903       210,023
------------------------------------------------------------------------------
     Total assets                                      275,339       280,423

  Current liabilities                                   50,508        39,410
  Long-term liabilities                                 34,623         8,682
------------------------------------------------------------------------------
  Net assets of the discontinued Printed Office
      Products segment                                 190,208       232,331
--------------------------------------------------------------  --------------
     Total net assets of discontinued operations       305,233       405,514
------------------------------------------------------------------------------

Net assets of discontinued operations include the write-down of assets to estimated net realizable value, the accrual of obligations associated with the sale of the two segments, and deferred tax assets and liabilities related to these two segments.


4.      ASSETS HELD FOR SALE

The Company's strategic plan also includes the sale of certain operations that are not strategic to its Envelope and Commercial Printing segments. Certain of these assets were written down to estimated fair market value based on estimated sales proceeds. This resulted in an impairment charge in the second quarter of 2001 of $8.8 million. The Company expects to complete the dispositions of these operations prior to December 31, 2001.

The following table presents the sales and operating income of the assets held for sale for the three- and six- months ended June 30, 2001. Also presented are the assets and liabilities of these operations that are reported as "assets held for sale" in the accompanying condensed balance sheet.


             (IN THOUSANDS)
             -------------------------------------------------------
             Three-months ended June 30, 2001:
                Sales                                     $26,761
                Operating income                            3,326
             -------------------------------------------------------
             Six-months ended June 30, 2001:
                Sales                                     $49,994
                Operating income                            5,638
             -------------------------------------------------------

             -------------------------------------------------------
             Assets of businesses held for sale           $65,427
             Liabilities of businesses held for           (10,021)
               sale
             -------------------------------------------------------
             Net assets held for sale                     $55,406
                                                          =======

5.      INVENTORIES


Inventory by major category were:

(in thousands)                          JUNE 30, 2001    DECEMBER 31, 2000
------------------------------------------------------------------------------
Raw materials                            $    31,481       $      44,083
Work in process                               27,241              27,967
Finished goods                                63,385              63,684
------------------------------------------------------------------------------
                                             122,107             135,734
Reserves                                      (4,375)             (4,317)
------------------------------------------------------------------------------
                                         $   117,732       $     131,417
                                         ===========       =============


6.      COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     ------------------             ----------------
(in thousands)                                 JUNE 30, 2001   JUNE 30, 2000  JUNE 30, 2001  JUNE 30, 2000
                                               -------------   -------------  -------------  -------------
Net income (loss)                               $ (92,525)        $ 11,244     $  (88,903)     $  29,027
Other comprehensive income (loss):
   Currency translation adjustments, net            5,062           (3,775)        (1,465)        (4,492)
   Unrealized gain (loss) on investments, net       1,688               90            547             55
   Pension liability adjustment, net               (1,583)               -         (1,467)             -
------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)             5,167           (3,685)        (2,385)        (4,547)
------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     $ (87,358)        $  7,559     $  (91,288)     $  24,480
                                                =========         ========     ==========      =========

                                     10

7.      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the amounts included in the computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

                                                            THREE-MONTHS ENDED       SIX-MONTHS ENDED
                                                            ------------------       ----------------
                                                           JUNE 30,     JUNE 30,   JUNE 30,     JUNE 30,
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)                     2001         2000       2001        2000
------------------------------------------------------------------------------------------------------------
  Numerator:
  Numerator for basic earnings (loss) per share -
       income (loss) from continuing operations            $(14,950)    $ 7,512    $(10,762)    $20,045
  Interest on Convertible Notes                                   -       1,214           -       2,524
-------------------------------------------------------------------------------------------------------------
  Numerator for diluted earnings (loss) per share -
       income (loss) from continuing operations
       after assumed conversions                           $(14,950)    $ 8,726    $(10,762)    $22,569
============================================================================================================

  Denominator:
  Denominator for basic earnings (loss) per share -
       weighted average shares                               47,464      49,273      47,460      49,251
  Effects of dilutive securities:
     Stock options                                                -         524           -         566
     Conversion of Convertible Notes                              -       7,319           -       7,602
     Other                                                        -           -           -          47
-------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings (loss) per share -
       adjusted weighted average shares and
       assumed conversions                                   47,464      57,116      47,460      57,466
============================================================================================================

  Earnings (loss) per share from continuing operations:
     Basic                                                 $  (0.31)    $  0.15    $  (0.23)    $  0.41
============================================================================================================
     Diluted                                               $  (0.31)    $  0.15    $  (0.23)    $  0.39
============================================================================================================

During the three- and six-months ended June 30, 2001, interest on the Convertible Notes in the amount of $1,214,000 and $2,427,000, respectively, and shares of 7,319,000 that would be issued upon assumed conversion of the Convertible Notes were excluded from the calculation of diluted earnings
(loss) per share due to the antidilutive effect on earnings (loss) per share. In addition, in 2001, the outstanding options to purchase approximately 6,500,000 common shares were excluded from the calculation of diluted earnings (loss) per share for the three- and six- months ended June 30, 2001 because the effect would be antidilutive. The outstanding options in 2000 to purchase approximately 1,959,900 and 1,917,510 common shares were excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the average market price for the three- and six-months ended June 30, 2000, respectively.

8.      LONG-TERM DEBT

Long-term debt consists of the following:

                                                JUNE 30,      DECEMBER 31,
(IN THOUSANDS)                                    2001            2000
----------------------------------------------------------------------------
Bank borrowings:
   Secured Tranche A term loan, due 2006        $208,630        $237,586
   Secured Tranche B term loan, due 2007         193,730         209,603
   Unsecured loan, due 2003                       12,532          15,559
   Unsecured revolving loan facility               1,816               -
   Secured revolving loan facility                33,000               -
Senior Subordinated Notes, due 2008              300,000         300,000
Convertible Subordinated Notes, due 2002         139,063         139,063
Other                                             13,695          17,982
----------------------------------------------------------------------------
                                                 902,466         919,793
Less current maturities                          (40,725)        (40,040)
----------------------------------------------------------------------------
Long-term debt                                  $861,741        $879,753
============================================================================

As of June 30, 2001, the Company had initiated amendments to its various debt agreements necessitated by its plans to sell the Label and Printed Office Products segments, sell certain non-core assets and restructure operations in both the Envelope and Commercial Printing segments. These amendments were executed by August 13, 2001, and the Company is in compliance with all of the covenants of its various debt agreements.


9.      SECURITIZATION

The Company sold, on a revolving basis, trade receivables to a wholly owned subsidiary, Mail-Well Trade Receivables Corp. ("MTRC"). MTRC is a bankruptcy-remote special purpose entity that is subject to certain covenants and restrictions. New receivables, except those failing certain eligibility criteria, were sold to MTRC on a daily basis as previously sold accounts receivables were collected. MTRC, in turn, sold an undivided interest in the pool of receivables, up to a maximum of $75 million, to a multi-seller receivables securitization company, for which there were no repurchase agreements. The Company maintained a subordinated interest in the portion of the pooled receivables, which were not transferred to the securitization company.

As of June 30, 2001, the Company had sold $123 million of accounts receivable to MTRC; however, MTRC had not sold beneficial interests in the receivables to the securitization company. The amounts reflected in the investment in accounts receivable securitization in the accompanying consolidated balance sheets are $123 million and $75.4 million at June 30, 2001 and December 31, 2000, respectively.

The trade receivables securitization facility expired in July 2001. The Company does not expect such expiration to have a material effect on liquidity, and the Company has no plans to replace the facility in the near future. Trade receivables sold to MTRC will be repurchased.


10.     SEGMENT INFORMATION

The Company operates principally in two business segments. The Commercial Printing segment specializes in printing annual reports, brand marketing collateral, catalogs, brochures, maps and guidebooks, calendars, financial communications and CD packaging. The Envelope segment manufactures customized and stock envelopes for direct mail advertising, filing systems, billing and remittance, photo processing, medical records and catalog orders. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market.

Operating income is net of all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense, restructuring charges, gains or losses on disposal of assets and other miscellaneous expenses.

Identifiable assets are accumulated by facility within each business segment. Certain operating assets, which are under lease, are reported as business segment assets for evaluation purposes creating corresponding contra assets which have been included with corporate assets in order to reconcile identifiable assets with the total assets of the Company, excluding discontinued operations. Corporate assets, excluding the contra assets discussed above, consist primarily of cash and cash equivalents, investments in accounts receivable securitization, investment securities, other accounts receivable and deferred tax assets.

The following tables present certain business segment information for the three- and six-months ended June 30, 2001 and 2000 as follows:

                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                       JUNE 30                      JUNE 30
-------------------------------------------------------------------------------------
(IN THOUSANDS)                    2001        2000 (a)         2001         2000 (a)
-------------------------------------------------------------------------------------
Net external sales:
   Commercial Printing         $  207,532    $ 229,458     $   418,892     $ 458,854
   Envelope                       210,746      212,690         432,362       417,968
-------------------------------------------------------------------------------------
   Total                       $  418,278    $ 442,148     $   851,254     $ 876,822
=====================================================================================

Operating income (loss):
   Commercial Printing         $    6,401    $  14,934     $    12,365     $  32,627
   Envelope                        21,519       19,653          44,635        41,795
   Asset write-downs               (8,807)           -          (8,807)
   Restructuring charges          (17,674)           -         (17,674)            -
   Corporate                       (6,403)      (6,064)        (13,799)      (11,006)
-------------------------------------------------------------------------------------
   Total                       $   (4,964)   $  28,523     $    16,720     $  63,416
=====================================================================================
                                JUNE 30                    DECEMBER 31
-------------------------------------------------------------------------------------
(IN THOUSANDS)                  2001 (b)                      2000
-------------------------------------------------------------------------------------
Identifiable assets:
   Commercial Printing         $  634,209                  $   685,871
   Envelope                       569,878                      635,508
   Corporate                       (3,582)                     (53,727)
-------------------------------------------------------------------------------------
   Total                       $1,200,505                  $ 1,267,652
=====================================================================================

(a) Net sales for 2000 have been restated to include billed freight previously reported in cost of sales.
(b)  Excludes assets held for sale in 2001. See Note 4.

Intercompany sales within Commercial Printing were $1,661,0000 and $4,286,000 for the three- and six- months ending June 30, 2001, respectively. Intercompany sales within the Envelope segment were $6,217,000 and $14,001,000 for the three- and six- months ending June 30, 2001, respectively. These amounts, which are eliminated in consolidation, have been excluded above in reported net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company completed a comprehensive review of its operations in May 2001 and adopted a new strategy that focuses on its two largest segments - Envelopes and Commercial Printing. In support of this strategy, the Company plans to sell its Label and Printed Office Products segments and certain other non-core assets. Additionally, the Company plans to consolidate nine of its envelope plants and two of its commercial printing plants. Results for the three- and six-months ended June 30, 2001, which are summarized in the table that follows, were significantly impacted by the Company's new strategy. The table includes acquired businesses from their acquisition dates.


                                           THREE-MONTHS ENDED JUNE 30,  SIX-MONTHS ENDED JUNE 30,
                                           ---------------------------  -------------------------
                                                2001         2000          2001         2000
                                                ----         ----          ----         ----
Net sales
   Commercial Printing                       $ 207,532    $ 229,458      $ 418,892    $ 458,854
   Envelope                                    210,746      212,690        432,362      417,968
                                             ---------    ---------      ---------    ---------
Total net sales                              $ 418,278    $ 442,148      $ 851,254    $ 876,822
                                             =========    =========      =========    =========

Operating income (loss):
   Commercial Printing                       $   6,401    $  14,934      $  12,365    $  32,627
   Envelope                                     21,519       19,653         44,635       41,795
   Amortization                                 (3,427)      (2,691)        (6,702)      (5,441)
   Impairment of assets held for sale           (8,807)           -         (8,807)           -
   Restructuring charges                       (17,674)           -        (17,674)           -
   Corporate                                    (2,976)      (3,373)        (7,097)      (5,565)
                                             ---------    ---------      ---------    ---------
Total operating income (loss)                   (4,964)      28,523         16,720       63,416
Interest expense                                13,797       17,134         28,548       31,052
Other expense (income)                             538          (55)         1,064         (300)
                                             ---------    ---------      ---------    ---------
Income (loss) from continuing operations
   before income taxes                         (19,299)      11,444        (12,892)      32,664
Income tax expense (benefit)                    (4,349)       3,932         (2,129)      12,619
                                             ---------    ---------      ---------    ---------
Income (loss) from continuing operations       (14,950)       7,512        (10,763)      20,045

Income (loss) from discontinued operations     (77,575)       3,732        (78,140)       7,535
Extraordinary items                                  -            -              -        1,447
                                             ---------    ---------      ---------    ---------
Net income (loss)                            $ (92,525)   $  11,244      $ (88,903)   $  29,027
                                             =========    =========      =========    =========

The following discussion excludes the financial condition and results of operations of the Company's Label and Printed Office Products segments, which have been reported as discontinued operations in all periods covered by this report.


RESULTS OF CONTINUING OPERATIONS

Sales for the second quarter of 2001 were $418.3 million, 5% below the second quarter of 2000. Sales for the six-months ended June 30, 2001 were $851.3 million, 3% below the comparable period of 2000. Excluding the impact of acquisitions completed in 2000, the sales declines for the second quarter and the first half of 2001 were $30.8 million and $54.8 million, respectively. Sales in both segments have been negatively impacted by the slowdown in the economy as customers have curtailed spending on print advertising and direct mail.

The Company lost $15 million, $ 0.31 per share, from its continuing operations in the second quarter of 2001 and $10.8 million, $ 0.23 per share, in the first six months of the year. These losses were primarily due to the $17.7 million restructuring charge recorded in connection with the plant consolidations and the $8.8 million impairment charge recognized on certain non-core assets held for sale. Excluding the restructuring and impairment charges, the Company had operating income from continuing operations of $21.5 million and $43.2 million for the three- and six-month periods ended June 30, 2001, respectively, compared to $28.5 million and $63.4 million in the comparable periods of 2000. Operating income, excluding the restructuring and impairment charges, has been lower in 2001 due primarily to lower profits of the Commercial Printing segment which were down significantly from 2000 due to lower sales and lower gross margins, both of which have resulted from lower demand for commercial print services associated with the economic slowdown. Corporate expenses have been higher in 2001 than in 2000 primarily due to staffing vacancies that existed in the first half of 2000 that have since been filled. Finally, acquisitions completed in 2000 increased amortization expense in 2001.

Interest expense has been lower in 2001 than in 2000. This was due to lower debt levels since the company has reduced its debt by $243 million since the second quarter of 2000. Additionally, blended interest rates, as they apply to the Company, are approximately 120 basis points lower in 2001 than in 2000.

The tax benefit of the loss from continuing operations was only $4.3 million or 16.5% of the loss. This rate was substantially below the statutory rate of 38.5% because of the amount of non-deductible goodwill amortization contributing to the loss.

BUSINESS SEGMENT RESULTS

ENVELOPE SEGMENT

Sales of the Envelope segment were $210.7 million in the second quarter of 2001, $1.9 million lower than sales in the second quarter of 2000. Excluding the impact of acquisitions completed in 2000, sales were down by $4.2 million. Envelope sales for the six months ended June 30, 2001 were $432.4 million, $14.4 million higher than in the comparable period of 2000. Excluding the impact of acquisitions completed in 2000, sales were $1.3 million lower than in the first six months of 2000. The sales declines were due lower sales of specialty envelopes and lower sales to direct mail customers.

Operating income of the Envelope segment improved by $1.8 million, $1.6 million excluding the impact of acquisitions, over operating income of $19.7 million in the second quarter of 2000. Gross profit as a percentage of sales improved slightly in the quarter to 20.9% from 20.2% in 2000 due to profit improvement programs that have reduced manufacturing costs since the second quarter of 2000. Selling and administrative expenses were also lower in the quarter than the comparable quarter a year ago.

The Envelope segment's operating income for the first half of the year was $44.6 million, an increase of $2.8 million over the same period in 2000. Acquisitions contributed $1.9 million of this increase. The remaining increase was due to lower manufacturing costs and lower selling and administrative expenses.

COMMERCIAL PRINTING SEGMENT

Sales of the Commercial Printing segment were $207.5 million in the second quarter of 2001, down $21.9 million from the second quarter of 2000. Sales for the first half of the year were $40 million below sales of $458.9 million in the first half of 2000. Excluding acquisitions completed in 2000, sales in the second quarter and first six months of 2001 were below the comparable periods of 2000 by $26.7 and $52.0 million, respectively. Sales to technology and communications companies are down this year compared to 2000 due to the severe economic downturn in those industries. Sales have also been significantly impacted by reduced promotional spending by customers reacting to the slowing economy. Approximately 25% of the Commercial Printing segment's sales are related to print advertising.

Operating income of the Commercial Printing segment was $6.4 million in the second quarter of 2001, $8.5 million below operating income reported in the second quarter of 2000. For the first six months of the year, operating income was $12.3 million, $20.3 million below the first half of 2000. The contribution lost on lower sales explains most of the decline in operating income. Contribution margins were lower by 50 basis points in the second quarter and 100 basis points for the six-months ended June 30, 2001 due to competitive pressures and efforts to maintain volume. The impact of these lower margins has been partially offset by cost reduction programs which have lowered fixed manufacturing costs. Additions to the segment staff have caused administrative expenses to be higher in 2001 than a year ago.

DISCONTINUED OPERATIONS

The Company's Board of Directors approved the divestiture of the Label and Printed Office Products segments in May of 2001. The Company expects to complete these dispositions by the end of 2001 and will use the proceeds from the sales to reduce its debt. The loss reported on disposition of these two business segments includes write-downs to net realizable value based on estimated sales proceeds, costs associated with the dispositions, the estimated loss from operations of the discontinued businesses through the expected disposal date and an income tax benefit of approximately $1.7 million. The estimated loss from operations includes allocated interest expense based upon the relative net assets of the Label and Printed Office Products segments in the amounts of $6.3 and $13.1 for the three- and six-months ended June 30, 2001, respectively, and $6.8 and $11.9 for the three- and six-months ended June 30, 2000, respectively. Discontinued operations incurred a loss of $1.64 per share for the quarter and six-months ended June 30, 2001, compared to income of $0.08 and $0.15 per share for the comparable periods of 2000. The Company expects to complete the sales of both segments by December 31, 2001.

RESTRUCTURING

The restructuring charge recorded in the second quarter of 2001 includes $17.7 million related to the Company's new strategic plan. The Envelope segment plans to consolidate nine manufacturing facilities during the next 18 months to reduce excess internal capacity. The elimination of this excess capacity will improve the segment's cost effectiveness and long-term competitive position. The costs associated with this consolidation are expected to total approximately $85 million over the 18-month implementation period and include $36.0 million to write down plant and equipment when taken out of service to estimated net realizable value, $8.9 million in severance costs covering approximately 920 employees, $1.4 million of lease termination costs and $33 million in other exit costs. Expenses totaling $13.9 million were recorded in June 2001. The Company expects to record $33.4 million of additional restructuring expenses in the second half of 2001 and $37.7 million in 2002. The savings from these consolidations are expected to be $20 million annually once fully implemented, a two and a half year pay back of cash charges expected to total approximately $49 million.

The Commercial Printing segment plans to consolidate two of its operations into an existing facility to optimize capacity and reduce costs. Charges in the second quarter related to this restructuring plan totaled $1.7 million and included severance costs for approximately 25 employees, lease termination costs and other exit expenses. Additional restructuring charges of approximately $1 million are expected prior to the completion of this consolidation. The benefits associated with this consolidation are expected to be $1.4 million annually once fully implemented.

The restructuring charge includes $1.9 million of expenses incurred to develop the new strategy.

The restructuring plans initiated in December 2000 are substantially complete.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations generated cash flow of $106.1 million and $36 million during the six months ended June 30, 2001 and 2000, respectively. Discontinued operations generated cash flow of $0.8 million and $2.5 million in the first six months of 2001 and 2000, respectively. The increase in cash provided by operating activities was due primarily to improved collections of accounts receivable and revisions of vendor payment terms. Cash flow during the six months ended June 30, 2001 was used to cover capital spending of $15.7 million and to reduce debt by $89 million.

The Company expects its ability to generate cash flow to continue. The Company also anticipates that this cash flow and its available credit facilities will be sufficient to fund its capital expenditures, meet working capital requirements, and service and reduce existing debt.

See Exhibit 99.1 filed herewith for the Consolidating Condensed Financial Statements of MWI ("Issuer"), Guarantor Subsidiaries, Non-guarantor Subsidiaries and Parent Guarantor. These statements are provided to comply with the reporting requirements under the indenture for the 8 3/4% Senior Subordinated Notes due in 2008.

FORWARD-LOOKING INFORMATION

Certain statements in this report and, in particular, statements found in Management's Discussion and Analysis, which are not historical in nature, may constitute forward-looking statements. These statements are often identified by the words, "believe", "expect", "plan", "appear", "project", "estimate", "intend", and words of similar import. Such statements reflect the current views of the Company with respect to future events and are considered reasonable as of the date of this filing, but are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors that could cause actual results to differ include, among other things, whether conditions influencing the recent economic slowdown will continue or worsen, changes in overall demand, changes in the cost or availability of raw materials, changes in general labor conditions, changes in union relations, changes in interest rates, foreign currency exchange rates, waste paper prices, competition and competitors' actions, changes in the direct mail industry, whether assumed productivity and cost savings can be obtained, whether anticipated savings from restructuring activities and facility consolidations can be achieved, whether discontinued operations and assets held for sale can be sold for the amounts estimated and on a timely basis. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. The Company does not assume any obligation to update these forward-looking statements.

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

Exposure to market risk from changes in interest rates relates primarily to the Company's variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At June 30, 2001, the Company had outstanding variable rate debt of $444.4 million. A 1% increase in LIBOR on the maximum amount available under the Company's credit agreement, which is $661.4 million, would increase the Company's annual interest expense by $6.6 million and reduce annual net income by approximately $4.1 million.

The Company has subsidiaries in Canada, the United Kingdom and Mexico, and thus is exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar, the British pound and the Mexican peso.

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On May 1, 2001, the Company held its Annual Meeting of Stockholders, at which the following matters were voted upon:

     ELECTION OF DIRECTORS--The following individuals were re-elected to the Board of Directors by the following vote:

                                     For           Withhold
                                     ---           --------
           Frank P. Diassi       43,384,886        738,974
           Frank J. Hevrdejs     43,513,035        610,825
           Jerome W. Pickholz    43,458,480        602,254
           Paul V. Reilly        43,443,868        679,992
           William R. Thomas     43,358,767        765,093
           Janice C. Peters      43,517,748        606,112
           Tom Stevens           43,521,876        601,984

     SELECTION OF AUDITORS--The selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending 2001 was ratified by the following vote: 43,161,296 For, 761,184 Against, 201,377 Abstentions.

     APPROVAL OF 2001 LONG-TERM EQUITY INCENTIVE PLAN--The Company's 2001 Long-Term Equity Incentive Plan was approved by the following vote:
30,199,882 For, 6,324,261 Against, 216,536 Abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3(i)     Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)    Bylaws of the Company - incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1.1.1  Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company - incorporated by reference from
           Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).
4.1.1.2  Form of Indenture between the Company and The Bank of New York, as
           Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from Exhibit 4.2 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.1.1.3  Form of Supplemental Indenture between the Company and The Bank of
           New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note-- incorporated by reference from Exhibit 4.5 to the Company's
           Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.2      Indenture dated as of December 16, 1998 between Mail-Well I
           Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5      Form of Senior Subordinated Note - Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1     Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.2     Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from
           Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3     Form of M-W Corp. Employee Stock Ownership Plan effective as of
           February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4     Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5     Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7, 1997 -
           incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.6     Form of 1994 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7     Form of the Company Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8     Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan--incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997
10.9     1997 Non-Qualified Stock Option Agreement--incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10    Mail-Well, Inc. 1998 Incentive Stock Option Plan--incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11    Form of 1998 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.12    Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto--incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended
           March 31, 1998.
10.13    Participation Agreement dated as of December 15, 1997 among Mail-Well I
           Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from
           Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.14    Equipment Lease dated as of December 15, 1997 among Mail-Well I
           Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from
           Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15    Guaranty Agreement dated as of December 15, 1997 among Mail-Well,
           Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16    Receivables Purchase Agreement dated as of July 1, 1999 among
           Mail-Well Trade Receivables Corporation, as Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.17    Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999; and First Amendment thereto-- incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.18    Servicing Agreement dated as of July 1, 1999 by and among Mail-Well I
           Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.19    Merger Agreement and Plan of Merger by and among American Business
           Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000--incorporated by reference from Exhibit (c)
           (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the commission on January 21, 2000.
10.20    Change of Control Agreement dated November 15, 1999, between the
           Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21    Change of Control Agreement dated November 15, 1999, between the
           Company and Gary Ritondaro--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.26    Second Amendment to Credit Agreement dated as of March 28, 2001 among
           Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of American, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto.

10.27    Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan.

10.28    Form of Non-Qualified Stock Option Agreement under 2001 Long-Term
           Equity Incentive Plan.

10.29    Form of Incentive Stock Option Agreement under 2001 Long-Term Equity
           Incentive Plan.

10.30    Form of Restricted Stock Award Agreement under 2001 Long-Term Equity
           Incentive Plan.

99.1     Consolidating Condensed Financial Statements of MWI ("Issuer"),
           Guarantor Subsidiaries, Non-guarantor Subsidiaries and Parent Guarantor for the periods ending June 30, 2001 and 2000.

-------------

         (b) Reports on Form 8-K

           1. Current Report on Form 8-K filed June 14, 2001 included information about the company's announcement of its new strategic plan.
           2. Current Report on Form 8-K filed April 26, 2001 included information about the company's first quarter financial results.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAIL-WELL, INC.
                              (Registrant)


                              By /s/ Paul V. Reilly
                                 --------------------------------
Date: August 13, 2001                  Paul V. Reilly
                                       Chief Executive Officer


                              By /s/ Michel P. Salbaing
                                 --------------------------------
Date: August 13, 2001                  Michel P. Salbaing
                                       Chief Financial Officer