Form 10-Q/A
period 2001-06-30
MAIL WELL INC
filed 2001-09-19
CIK 920321

===============================================================================


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


===============================================================================

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

EXHIBIT
NUMBER  DESCRIPTION OF EXHIBIT
------  ----------------------

3(i)    Articles of Incorporation of the Company--incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)   Bylaws of the Company--incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1.1.1 Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company--incorporated by reference from Exhibit
          4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).
4.1.1.2 Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from Exhibit
          4.2 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.1.1.3 Form of Supplemental Indenture between the Company and The Bank of
          New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note-- incorporated by reference from Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.2 Indenture dated as of December 16, 1998 between Mail-Well I Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5 Form of Senior Subordinated Note--Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1 Form of Indemnity Agreement between the Company and each of its officers and directors--incorporated by reference from Exhibit
          10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2 Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors--incorporated by reference from
          Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement--incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4 Form of M-W Corp. 401(k) Savings Retirement Plan--incorporated by reference from Exhibit 10.20 of the Company's Registration
          Statement on Form S-1 dated March 25, 1994.
10.5 Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7, 1997-- incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.6 Form of 1994 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.22 of the Company's Registration
          Statement on Form S-1 dated March 25, 1994.
10.7 Form of the Company Nonqualified Stock Option Agreement-- incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8 Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan--incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.9 1997 Non-Qualified Stock Option Agreement--incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10 Mail-Well, Inc. 1998 Incentive Stock Option Plan--incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11 Form of 1998 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.12 Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto-- incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.13 Participation Agreement dated as of December 15, 1997 among Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.14 Equipment Lease dated as of December 15, 1997 among Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15 Guaranty Agreement dated as of December 15, 1997 among Mail-Well, Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16 Receivables Purchase Agreement dated as of July 1, 1999 among Mail-Well Trade Receivables Corporation, as Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to
          Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as
          Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.17 Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.18 Servicing Agreement dated as of July 1, 1999 by and among Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator;
          and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.19 Merger Agreement and Plan of Merger by and among American Business Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000--incorporated by reference from Exhibit (c)
          (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the commission on January 21, 2000.
10.20 Change of Control Agreement dated November 15, 1999, between the Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21 Change of Control Agreement dated November 15, 1999, between the Company and Gary Ritondaro--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December
          31, 1999.
10.22 Change of Control Agreement dated November 15, 1999, between the Company and Robert Meyer--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.23 Change of Control Agreement dated November 15, 1999, between the Company and Michael A. Zawalski--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.24 Credit Agreement dated as of February 18, 2000 among Mail-Well I Corporation, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.25 Security Agreement dated as of February 18, 2000, by and among Mail-Well I Corporation, Mail-Well, Inc., certain other affiliates of the Company and Bank of America, N.A., as agent--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.26 Second Amendment to Credit Agreement dated as of March 28, 2001 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.27 Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.28 Form of Non-Qualified Stock Option Agreement under 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 2001.

10.29 Form of Incentive Stock Option Agreement under 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.30 Form of Restricted Stock Award Agreement under 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.31*  First Amendment to Credit Agreement dated as of July 28, 2000 among
          Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto.
10.32*  Third Amendment to Credit Agreement dated as of June 29, 2001 among
          Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto.
99.1 Consolidating Condensed Financial Statements of MWI ("Issuer"), Guarantor Subsidiaries, Non-guarantor Subsidiaries and Parent Guarantor for the periods ending June 30, 2001 and 2000-- incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

*       Filed herewith.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAIL-WELL, INC.
                                          (Registrant)


                                          By /s/ Paul V. Reilly
                                             ----------------------
Date: September 18, 2001                         Paul V. Reilly
                                                 Chief Executive Officer


                                          By /s/ Michel P. Salbaing
                                             ----------------------
Date: September 18, 2001                         Michel P. Salbaing
                                                 Chief Financial Officer