Form 10-Q
period 2001-09-30
MAIL WELL INC
filed 2001-11-09
CIK 920321

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

                                 Yes /X/ No / /

As of November 2, 2001, the Registrant had 47,653,248 shares of Common Stock, $0.01 par value, outstanding.

===============================================================================

                              MAIL-WELL, INC. AND SUBSIDIARIES

                                      TABLE OF CONTENTS



--------------------------------------------------------------------------------------------
                                                                                      PAGE
                                                                                      ----
  Part I -              FINANCIAL INFORMATION

               Item 1.  Financial Statements ...................................         3
               Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .................        15
               Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk .........................................        18

  Part II -             OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K .......................        19

  Signature Page ...............................................................        22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                                MAIL-WELL, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              SEPTEMBER 30,
                                                                                                 2001               DECEMBER 31,
                                                                                              (UNAUDITED)              2000
                                                                                             -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................................         $        85            $        94
   Accounts receivable, net..........................................................             254,515                146,529
   Investment in accounts receivable securitization..................................                   -                 75,427
   Inventories, net..................................................................             109,402                131,417
   Net assets of discontinued operations.............................................             303,027                405,514
   Net assets held for sale..........................................................              52,125                      -
   Other current assets..............................................................              48,094                 48,948
                                                                                              -----------            -----------
      Total current assets...........................................................             767,248                807,929

Property, plant and equipment, net...................................................             387,759                431,025
Intangible assets, net...............................................................             356,731                389,148
Other assets, net....................................................................              42,715                 45,064
                                                                                              -----------            -----------
      Total assets...................................................................         $ 1,554,453            $ 1,673,166
                                                                                              ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................................         $   143,961            $   127,912
   Accrued compensation .............................................................              51,181                 48,444
   Other current liabilities.........................................................              74,881                 57,905
   Current portion of long-term debt ................................................              42,523                 40,040
                                                                                              -----------            -----------
      Total current liabilities......................................................             312,546                274,301

Long-term debt.......................................................................             840,503                879,753
Deferred income taxes................................................................              90,793                107,047
Other long-term liabilities..........................................................              22,437                 26,212
                                                                                              -----------            -----------
      Total liabilities..............................................................           1,266,279              1,287,313

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 100,000,000 shares authorized, 47,656,801 and
   47,454,879 shares issued and outstanding in 2001 and 2000, respectively...........                 476                    474
Paid-in capital......................................................................             213,987                210,067
Retained earnings ...................................................................              92,374                182,840
Deferred compensation................................................................              (3,512)                     -
Accumulated other comprehensive loss.................................................             (15,151)                (7,528)
                                                                                              -----------            -----------
    Total shareholders' equity.......................................................             288,174                385,853
                                                                                              -----------            -----------
Total liabilities and shareholders' equity...........................................         $ 1,554,453            $ 1,673,166
                                                                                              ===========            ===========

                                    See notes to condensed consolidated financial statements.


                                            MAIL-WELL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                   2001         2000         2001           2000
                                                                   ----         ----         ----           ----
Net sales ......................................................   $ 411,773    $ 476,300    $ 1,263,028    $ 1,353,126

Cost of sales ..................................................     334,202      378,984      1,011,618      1,068,196
                                                                   ---------    ---------    -----------    -----------

Gross profit ...................................................      77,571       97,316        251,410        284,930

Other operating expenses:
 Selling and administrative expenses ...........................      57,362       64,437        181,296        183,177
 Amortization of intangibles ...................................       3,135        2,036          9,838          7,493
 Impairment loss on assets held for sale .......................           -            -          8,807              -
 Restructuring and other charges ...............................       5,400          756         23,075            756
                                                                   ---------    ---------    -----------    -----------

Operating income ...............................................      11,674       30,087         28,394         93,504

Other expense (income):
 Interest expense ..............................................      13,159       15,311         41,707         46,363
 Other expense (income) ........................................         511         (492)         1,574           (864)
                                                                   ---------    ---------    -----------    -----------


Income (loss) from continuing operations before income taxes ...      (1,996)      15,268        (14,887)        48,005

Income tax provision (benefit) .................................        (328)       5,970         (2,457)        18,589
                                                                   ---------    ---------    -----------    -----------

Income (loss) from continuing operations .......................      (1,668)       9,298        (12,430)        29,416

Income from discontinued operations:
 Income (loss) from discontinued operations, net of taxes ......           -       (2,575)        (2,175)         4,887
 Income (loss) on disposal, net of taxes .......................         105            -        (75,861)             -
                                                                   ---------    ---------    -----------    -----------

Income (loss) before extraordinary items .......................      (1,563)       6,723        (90,466)        34,303

Extraordinary items, net of taxes ..............................           -            -              -          1,447
                                                                   ---------    ---------    -----------    -----------
Net income (loss) ..............................................   $  (1,563)   $   6,723    $   (90,466)   $    35,750
                                                                   =========    =========    ===========    ===========

Earnings (loss) per share - basic
 Continuing operations .........................................   $   (0.04)   $    0.19    $     (0.26)   $      0.60
 Discontinued operations .......................................        0.01        (0.05)         (1.64)          0.10
 Extraordinary items ...........................................           -            -              -           0.03
                                                                   ---------    ---------    -----------    -----------
 Earnings (loss) per share - basic .............................   $   (0.03)   $    0.14    $     (1.90)   $      0.73
                                                                   =========    =========    ===========    ===========

Earnings (loss) per share - diluted
 Continuing operations .........................................   $   (0.04)   $    0.19    $     (0.26)   $      0.58
 Discontinued operations .......................................        0.01        (0.05)         (1.64)          0.09
 Extraordinary items ...........................................           -            -              -           0.02
                                                                   ---------    ---------    -----------    -----------
 Earnings (loss) per share - diluted ...........................   $   (0.03)   $    0.14    $     (1.90)   $      0.69
                                                                   =========    =========    ===========    ===========

Weighted average shares - basic ................................      47,657       48,993         47,526         49,165
Weighted average shares - diluted ..............................      47,657       49,314         47,526         57,163

                               See notes to condensed consolidated financial statements.


                                     MAIL-WELL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                2001            2000
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations .................................      $ (12,430)      $   29,416
Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Write-down of assets held for sale .................................          8,807                -
      Non-cash portion of restructuring charges ..........................            633                -
      Depreciation and amortization ......................................         45,520           42,964
      Extraordinary loss on early retirement of debt .....................              -           (2,355)
      Deferred income taxes ..............................................          4,138           (5,968)
      Other ..............................................................          1,745           (1,045)
Changes in operating assets and liabilities, excluding the effects of businesses acquired:
      Trade receivables ..................................................         37,145          (24,354)
      Inventories ........................................................         11,694           (6,518)
      Accounts payable and accrued expenses ..............................         23,147           16,660
      Other ..............................................................         (3,491)           6,165
                                                                                ---------       ----------
      Net cash provided by operating activities ..........................        116,908           54,965

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition costs, net of cash acquired ..................................         (3,838)        (345,967)
Capital expenditures .....................................................        (20,655)         (41,695)
Proceeds from sale of discontinued operations ............................              -          110,646
Other ....................................................................            572           16,469
                                                                                ---------       ----------
      Net cash used in investing activities ..............................        (23,921)        (260,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accounts receivable securitization ...........................        (75,000)         (73,500)
Proceeds from common stock issuance ......................................            413              255
Proceeds from long-term debt .............................................        493,404        1,055,989
Repayments of long-term debt .............................................       (523,717)        (766,285)
Debt issuance costs ......................................................         (4,382)         (14,912)
Treasury stock redemptions ...............................................              -           (4,815)
Redemption of a nonvoting common stock of a subsidiary ...................              -           (3,500)
                                                                                ---------       ----------
      Net cash provided by (used in) financing activities ................       (109,282)         193,232

CASH FLOWS FROM DISCONTINUED OPERATIONS
      Net cash provided by discontinued operations .......................         16,346           12,110
                                                                                ---------       ----------

Effect of exchange rate changes on cash and cash equivalents .............            (60)               -
                                                                                ---------       ----------

Net increase (decrease) in cash and cash equivalents .....................             (9)            (240)
Cash and cash equivalents at beginning of year ...........................             94              290
                                                                                ---------       ----------

Cash and cash equivalents at end of year .................................      $      85       $       50
                                                                                =========       ==========

                         See notes to condensed consolidated financial statements.

                        MAIL-WELL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts included in the statement of operations for the three- and nine months ended September 30, 2000 have been reclassified to conform with the current year presentation including the reclassification of billed freight from cost of sales and discontinued operations previously reported as part of the continuing operations.

See Exhibit 99.1 filed herewith for the Consolidating Condensed Financial Statements of Mail-Well I Corporation, as Issuer, certain of its subsidiaries as Guarantor Subsidiaries, certain of its subsidiaries as Non-guarantor Subsidiaries and Mail-Well, Inc. as Parent Guarantor. These statements are provided to comply with the reporting requirements under the indenture for the 8 3/4% Senior Subordinated Notes due in 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.    RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

2001 Restructuring - In May 2001, the Company approved a new strategic plan. In connection with the new strategic plan, the Company approved plans to consolidate certain of its operations to eliminate excess internal capacity in order to improve its cost effectiveness and long-term competitive position. A restructuring charge in the amount of $17.7 million was recorded in the second quarter of 2001 in connection with these plans. Additional cash restructuring charges of $5.4 million were recorded in the third quarter.

The following table and discussion presents additional detail related to this charge:


                                                           COMMERCIAL
                 (IN THOUSANDS)                ENVELOPE     PRINTING    CORPORATE     TOTAL
  --------------------------------------------------------------------------------------------
    Termination and related
       employee costs                           $ 8,934      $  372      $    -      $ 9,306
    Lease termination costs                       1,368         346           -        1,714
    Other exit costs                              7,125       1,097           -        8,222
    Asset write-downs                               633           -           -          633
    Strategic assessment costs                        -           -       2,169        2,169
  --------------------------------------------------------------------------------------------
        Total restructuring costs                18,060       1,815       2,169       22,044
  --------------------------------------------------------------------------------------------
    Other charges                                     -           -       1,031        1,031
  --------------------------------------------------------------------------------------------
        Total restructure and other special
           charges                              $18,060      $1,815      $3,200      $23,075
  ============================================================================================


The Envelope segment implemented a plan to consolidate nine of its manufacturing facilities into other facilities. This consolidation plan, which will eliminate substantial excess internal capacity, will take 18 months to execute and will result in additional restructuring expenses during that time. The termination and related employee costs recorded in the second quarter of 2001 cover approximately 920 employees expected to be terminated, of which 52 have been terminated as of September 30, 2001. The closure of the Omaha plant was completed during the third quarter 2001.

The Commercial Printing segment implemented a plan to consolidate its two printing operations in the Philadelphia, Pennsylvania area into an existing facility. This plan will improve the cost effectiveness of these two operations and their competitive position in the Philadelphia market. The consolidation is expected to be completed in December 2001 and will result in additional charges as the plan is executed. The termination and related employee costs recorded cover approximately 25 employees expected to be terminated, of which seven have been terminated as of September 30, 2001.

The Company incurred restructuring charges of $2.2 million for consulting and other costs to develop the new strategy. The Company is expediting the implementation of many of the business improvement initiatives of the strategic plan. The incremental cost to do so was $1.0 million, which was incurred in the third quarter.

A restructure reserve of $15.4 million was recorded in the second quarter. A summary of activity charged to this liability during third quarter was as follows:


                                                               COMMERCIAL
    (IN THOUSANDS)                                 ENVELOPE      PRINT         TOTAL
  --------------------------------------------------------------------------------------

    Balance June 30, 2001                          $13,449       $1,952       $15,401
       Cash payments for severance                    (929)           -          (929)
       Cash payments for property exit costs          (202)        (345)         (547)
       Cash payments for other exit
          activities                                     -          (95)          (95)
  --------------------------------------------------------------------------------------
    Balance at September 30, 2001                  $12,318       $1,512       $13,830
  ======================================================================================


2000 Restructuring - In December 2000, the Company began the comprehensive review of its business operations and recorded a restructuring charge to cover certain of the expenses of restructuring plans that were approved. During the nine-months ended September 30, 2001, the Company did not incur material additional restructuring costs related to the 2000 restructuring.

The Envelope segment has completed the closure of its Vancouver, Washington facility, and the Commercial Printing segment completed the closure of a manufacturing facility in St. Louis, Missouri and has closed its bindery operation in Mexico. As a result of these closures, 179 employees had been terminated as of September 30, 2001.

A summary of activity charged to the restructuring liability during the nine-months ended September 30, 2001 was as follows:


                                                        DISCONTINUED  COMMERCIAL
    (IN THOUSANDS)                                       OPERATIONS     PRINT     ENVELOPE     TOTAL
  ------------------------------------------------------------------------------------------------------

    Balance at December 31, 2000                          $ 1,575      $ 1,485      $ 86      $ 3,146
         Transfer of reserves related to discontinued
            operations                                     (1,575)           -         -       (1,575)
         Cash payments for severance                            -         (461)      (86)        (547)
         Cash payments for property exit costs                  -         (452)        -         (452)
         Cash payments for other exit activities                -         (417)        -         (417)
  ------------------------------------------------------------------------------------------------------
    Balance at September 30, 2001                         $     -      $   155      $  -      $   155
  ======================================================================================================

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

Management has based its estimates of the sales proceeds expected from the divestitures of Label and Printed Office Products on data provided by its financial advisor. The loss will be adjusted once the actual sales proceeds are known or management has information indicating that the actual sales proceeds are likely to be materially different than the estimates. Should the actual sales proceeds differ significantly from the estimates, the recorded loss would also be significantly different. Management expects to complete these dispositions by the first quarter of 2002.

The Company's financial statements have been presented to reflect the Label and Printed Office Products segments as discontinued operations for all periods presented. The estimated loss from operations includes allocated interest expense based upon the relative net assets of the Label and Printed Office Products segments in the amounts of $6.1 million and $19.2 million for the three- and nine-months ended September 30, 2001, respectively, and $7.4 million and $19.3 million for the three- and nine-months ended September 30, 2000, respectively. Operating results of the discontinued operations are summarized as follows:


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
    (IN THOUSANDS)                                            2001           2000            2001             2000
  ---------------------------------------------------------------------------------------------------------------------

    Label segment:
       Net sales                                            $ 57,101        $ 58,758       $ 172,522       $ 174,750

    Income (loss) from operations before interest and
      taxes                                                     (288)         (2,117)          4,436           4,595
    Allocated interest expense                                 2,466           3,095           7,812           8,720
    Estimated loss on disposal                                     -               -          56,960               -
    Income tax benefit                                          (746)         (2,171)        (15,588)         (1,716)
  ---------------------------------------------------------------------------------------------------------------------
    Loss from the discontinued label segment                  (2,008)         (3,041)        (44,746)         (2,409)
  ---------------------------------------------------------------------------------------------------------------------


    Printed Office Products segment:
       Net sales                                              93,493          99,567         287,492         273,524


    Income from operations before interest and taxes           2,330           5,048           7,759          21,274
    Allocated interest expense                                 3,594           4,271          11,368          10,530
    Estimated loss on disposal                                     -               -          13,968               -
    Income tax expense (benefit)                                (235)            311          11,148           4,506
  ---------------------------------------------------------------------------------------------------------------------
    Income (loss) from the discontinued Printed Office
       Products segment                                       (1,029)            466         (28,725)          6,238
  ---------------------------------------------------------------------------------------------------------------------

    Income from the discontinued Extrusion Coating and
       Laminating segment                                          -               -               -           1,058
  ---------------------------------------------------------------------------------------------------------------------
    Total income (loss) from the discontinued
       operations                                           $ (3,037)       $ (2,575)      $ (73,471)      $   4,887
  =====================================================================================================================

The assets and liabilities of discontinued operations, which have been reflected on a net basis in the consolidated balance sheets, are summarized as follows:

                                                                   SEPTEMBER 30,   DECEMBER 31,
    (IN THOUSANDS)                                                     2001            2000
  -----------------------------------------------------------------------------------------------
    Label segment:
       Current assets                                                 $ 55,541       $ 57,221
       Long-term assets                                                106,033        148,259
  -----------------------------------------------------------------------------------------------
              Total assets                                             161,573        205,480

    Current liabilities                                                 41,214         30,732
    Long-term liabilities                                                4,027          1,565

  -----------------------------------------------------------------------------------------------
    Net assets of the discontinued Label segment                       116,333        173,183
  -----------------------------------------------------------------------------------------------

    Printed Office Products segment:
       Current assets                                                   57,516         59,400
       Long-term assets                                                202,440        210,023
  -----------------------------------------------------------------------------------------------
              Total assets                                             259,956        280,423

    Current liabilities                                                 51,793         39,410
    Long-term liabilities                                               21,469          8,682
  -----------------------------------------------------------------------------------------------
    Net assets of the discontinued Printed Office Products segment     186,694        232,331
  -----------------------------------------------------------------------------------------------
       Total net assets of discontinued operations                    $303,027       $405,514
  ===============================================================================================

Net assets of discontinued operations include the write-down of assets to estimated net realizable value, the accrual of obligations associated with the sale of the two segments, and deferred tax assets and liabilities related to these two segments.

4.    ASSETS HELD FOR SALE

The Company's strategic plan also includes the sale of certain operations that are not strategic to its Envelope and Commercial Printing segments. Certain of these assets were written down to estimated fair market value based on estimated sales proceeds. This resulted in an impairment charge in the second quarter of 2001 of $8.8 million. The Company expects to complete the dispositions of these operations by the first quarter of 2002.

The following table presents the sales and operating income of the assets held for sale for the three- and nine-months ended September 30, 2001. Also presented are the assets and liabilities of these operations that are reported as "net assets held for sale" in the accompanying condensed balance sheet.

                                                 ASSETS HELD
    (IN THOUSANDS)                                 FOR SALE
  ------------------------------------------------------------
    Three-months ended September 30, 2001:
        Sales                                      $ 27,097
        Operating income                              2,323
  ------------------------------------------------------------
    Nine-months ended September 30, 2001:
        Sales                                        81,778
        Operating income                              8,744
  ------------------------------------------------------------
  ------------------------------------------------------------
    Assets of businesses held for sale               64,531
    Liabilities of businesses held for sale         (12,406)
  ------------------------------------------------------------
    Net assets held for sale                       $ 52,125
  ============================================================

5.    INVENTORIES

Inventory by major category were:

                                      SEPTEMBER 30,   DECEMBER 31,
      (IN THOUSANDS)                      2001            2000
    ----------------------------------------------------------------

      Raw materials                    $  29,272        $  44,083
      Work in process                     25,747           27,967
      Finished goods                      59,107           63,684
    ----------------------------------------------------------------
                                         114,126          135,734
      Reserves                            (4,724)          (4,317)
    ----------------------------------------------------------------
                                       $ 109,402        $ 131,417
    ================================================================

6.    COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
    (IN THOUSANDS)                                     2001          2000           2001          2000
  ---------------------------------------------------------------------------------------------------------

    Net income (loss)                                $(1,563)      $ 6,723        $(90,466)     $ 35,750
    Other comprehensive income (loss):
       Currency translation adjustments, net          (4,812)       (2,543)         (7,137)       (7,035)
       Unrealized gain (loss) on investments, net        450           (19)            981           (74)
       Pension liability adjustment, net                   -             -          (1,467)            -
  ---------------------------------------------------------------------------------------------------------
    Total other comprehensive income (loss)           (4,362)       (2,562)         (7,623)       (7,109)
  ---------------------------------------------------------------------------------------------------------
    Comprehensive income (loss)                      $(5,925)      $ 4,161        $(98,089)     $ 28,641
  =========================================================================================================



7.    STOCKHOLDERS' EQUITY

Effective May 1, 2001, the Company adopted the 2001 Long-Term Equity Incentive Plan (the "Incentive Plan"), to provide an incentive to selected members of management in conjunction with the successful implementation of the new strategic plan. The Incentive Plan, which was approved by the shareholders at the 2001 annual meeting, provides for the granting of tandem awards of stock options and Performance Accelerated Restricted Shares ("PARS"). The Board of Directors approved a grant to occur on June 11, 2001, consisting of 2,937,000 stock option shares at a weighted average exercise price of $5.49 per share and 669,000 PARS. The stock options vest over 4 1/2 years, at a vesting rate of 20% annually with the final 20% vesting in December 2005. Fifty percent of the PARS will vest in June 2006 and the other fifty percent will vest in June 2007. The Incentive Plan provides for an acceleration of the vesting of both the stock options and the PARS if the Company's stock price closes at certain levels for 20 consecutive trading days.

The options and PARS are subject to the following accelerated vesting schedule:

------------------------------------------------------------------
Amount of Accelerated          Stock Price at which Vesting Occurs
                               ===================================
       Vesting                     Options            PARS
==================================================================
First One-Third                $           7.50 $             8.00
------------------------------------------------------------------
Second One-Third               $          10.00 $            11.00
------------------------------------------------------------------
Final One-Third                $          12.50 $            14.00
------------------------------------------------------------------

The maximum potential dilution effect of all stock option plans currently in place prior to the new Incentive Plan is 7%, based on the current number of shares outstanding. The new Incentive Plan has an additional 7% maximum potential dilution effect. These maximum dilution effects assume the full vesting of all options and PARS at the stock price of $14.00.

The Company recorded fixed deferred compensation in the amount of $3,686,190 equal to the value of the PARS on the date of grant. This deferred compensation is being amortized over the vesting period of six years; however, the expense will be pro rated to the applicable vesting period if acceleration terms expedite the vesting period. The Company recorded compensation expense in the amount of $154,000 and $174,000 for the three- and nine-months ended September 30, 2001.

8.    EARNINGS (LOSS) PER SHARE

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


                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
  (IN THOUSANDS, EXCEPT SHARE AMOUNT)                                  2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------

  Numerator:
     Numerator for basic earnings (loss) per
        share - income (loss) from continuing operations             $ (1,668)      $ 9,298        $(12,430)       $29,416
     Interest on Convertible Notes                                          -             -               -          3,737
------------------------------------------------------------------------------------------------------------------------------
  Numerator for diluted earnings (loss) per share - income
     (loss) from continuing operations after
     assumed conversions                                             $ (1,668)      $ 9,298        $(12,430)       $33,153
==============================================================================================================================

  Denominator:
     Denominator for basic earnings (loss) per
        share - weighted average shares                                47,657        48,993          47,526         49,165
  Effects of dilutive securities:
     Stock options                                                          -           321               -            459
     Conversion of Convertible Notes                                        -             -               -          7,508
     Other                                                                  -             -               -             31
------------------------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings (loss) per
     share - adjusted weighted average shares and
     assumed conversions                                               47,657        49,314          47,526         57,163
==============================================================================================================================

  Earnings (loss) per share from continuing operations:
        Basic                                                        $  (0.04)      $  0.19        $  (0.26)       $  0.60
==============================================================================================================================
        Diluted                                                      $  (0.04)      $  0.19        $  (0.26)       $  0.58
==============================================================================================================================

During the three- and nine-months ended September 30, 2001, interest on the Convertible Notes in the amount of $1,214,000 and $3,641,000, respectively, and shares of 7,319,000 that would be issued upon assumed conversion of the Convertible Notes were excluded from the calculation of diluted earnings
(loss) per share due to the antidilutive effect on earnings (loss) per share. During the three-months ended September 30, 2000, interest on the Convertible Notes in the amount of $1,214,000 and shares of 7,319,000 that would be issued upon assumed conversion of the Convertible Notes were also excluded from the calculation of diluted earnings per share due to the antidilutive effect on earnings per share. In 2001, outstanding options to purchase approximately 6,147,000 and 6,440,000 common shares were excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the average market price for the three- and nine-months ended September 30, 2000, respectively. In addition, in 2001, the outstanding options to purchase approximately 733,000 and 440,000 common shares were excluded from the calculation of diluted earnings (loss) per share for the three- and nine-months ended September 30, 2001 because the effect would be antidilutive. The outstanding options in 2000 to purchase approximately 3,151,000 and 3,013,000 common shares were excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the average market price for the three- and nine-months ended September 30, 2000, respectively.

9.    LONG-TERM DEBT

Long-term debt consists of the following:


                                                   SEPTEMBER 30,   DECEMBER 31,
      (IN THOUSANDS)                                   2001            2000
    -----------------------------------------------------------------------------

      Bank borrowings:
         Secured Tranche A term loan, due 2006        $201,774       $237,586
         Secured Tranche B term loan, due 2007         193,241        209,603
         Unsecured loan, due 2003                       12,145         15,559
         Unsecured revolving loan facility               1,728              -
      Secured revolving loan facility                   25,000              -
      Senior Subordinated Notes, due 2008              300,000        300,000
      Convertible Subordinated Notes, due 2002         139,063        139,063
      Other                                             10,075         17,982
    -----------------------------------------------------------------------------
                                                       883,026        919,793
      Less current maturities                          (42,523)       (40,040)
    -----------------------------------------------------------------------------
      Long-term debt                                  $840,503       $879,753
    =============================================================================

As of September 30, 2001, the Company was in compliance with all of the covenants of its various debt agreements.

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

The following tables present certain business segment information for the three- and nine-months ended September 30, 2001 and 2000 as follows:

                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                 SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
      (IN THOUSANDS)                 2001          2000 (a)           2001            2000 (a)
    ----------------------------------------------------------------------------------------------

      Net external sales:
         Commercial Printing      $ 207,994       $ 258,873       $   626,886       $   717,978
         Envelope                   203,779         217,427           636,142           635,148
    ----------------------------------------------------------------------------------------------
           Total                  $ 411,773       $ 476,300       $ 1,263,028       $ 1,353,126
    ==============================================================================================

      Operating income (loss):
         Commercial Printing      $   3,790       $  12,352       $    16,463       $    44,978
         Envelope                    18,855          24,068            63,487            65,861
         Asset write-downs                -               -            (8,807)                -
         Restructuring charges       (5,400)           (756)          (23,075)             (756)
              Corporate              (5,571)         (5,577)          (19,674)          (16,579)
    ----------------------------------------------------------------------------------------------
           Total                  $  11,674       $  30,087       $    28,394       $    93,504
    ==============================================================================================


                                    SEPTEMBER 30,     DECEMBER 31,
      (IN THOUSANDS)                    2001              2000
    ----------------------------------------------------------------

      Identifiable assets:
         Commercial Printing        $   681,687       $   685,871
         Envelope                       593,978           635,508
         Corporate                      (11,693)          (53,727)
    ----------------------------------------------------------------
           Total                    $ 1,263,972       $ 1,267,652
    ================================================================

(a) Net sales for 2000 have been restated to include billed freight previously reported in cost of sales.


Intercompany sales within Commercial Printing were $1,597,0000 and $5,883,000 for the three- and nine-months ending September 30, 2001, respectively. Intercompany sales within the Envelope segment were $5,625,000 and $19,627,000 for the three- and nine-months ending September 30, 2001, respectively. These amounts, which are eliminated in consolidation, have been excluded above in reported net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CORPORATE OVERVIEW

Mail-Well completed a comprehensive review of its operations in May 2001 and adopted a new strategy that focuses on its two core businesses - envelopes and commercial printing. In support of this strategy, the Company announced its intention to divest its Label and Printed Office Products segments and certain other non-core assets. Accordingly, in the second quarter the Company began reporting the Label and Printed Office Products segments as discontinued operations, began reporting the other non-core assets as assets held for sale, and recorded the loss anticipated on the disposition of these two segments. Year-to-date 2001 results and results in 2000 have been restated to report results of Label and Printed Office Products as discontinued operations. The Company also recorded an impairment charge in the second quarter on the non-core assets held for sale.

Also in support of its new strategy, the Company announced plans to consolidate nine of its envelope plants and two of its commercial printing plants. The Company recorded a restructure charge related to these consolidation plans in the second quarter.

RESULTS OF CONTINUING OPERATIONS

Mail-Well's third quarter sales were $411.8 million, 14% below the third quarter of 2000. Sales for the nine-months ended September 30, 2001 were $1,263.0 million, 7% below the comparable period of 2000. Sales have been negatively impacted by the slowdown in the economy as customers have curtailed spending on print advertising and direct mail promotions. The events of September 11th also had a negative impact on sales.

Earnings from continuing operations before restructuring and special charges in the third quarter were $1.9 million, $0.04 per share. This compares to $9.8 million, $0.20 per share, in the third quarter of 2000. For the nine-months ended September 30, 2001, earnings from continuing operations before restructuring and special charges were $9.7 million, $0.20 per share, compared to $29.9 million, $0.59 per share during the comparable period of 2000. These earnings declines were due to lower sales and lower margins and are despite lower costs resulting from profit improvement initiatives.

Restructuring and special charges related to plant consolidations and other strategic initiatives were $5.4 million in the third quarter and $23.1 million for the nine months. Year-to-date results also reflect an impairment charge recognized in connection with non-core assets held for sale. Accordingly, continuing operations lost $1.7 million, $0.03 per share, in the third quarter and $12.4 million, $0.26 per share, on a year-to-date basis. Continuing operations earned $9.3 million, $0.19 per share, and $29.4 million, $0.58 per share, during the three- and nine-months ended September 30, 2000, respectively.

BUSINESS SEGMENT RESULTS

ENVELOPE

Sales in the Envelope segment were $203.8 million in the third quarter, down from the $217.4 million reported in the third quarter of 2000. The sales decline was due primarily to a 12% decline in shipments of specialty packaging products, lower volume with direct mail customers and soft demand in the merchant segment of the market.

Operating income in the third quarter was down 12% from the third quarter of 2000 to $18.9 million. This earnings decline was due to lower sales and lower margins as a result of competitive pressures and the decline in sales of higher value-added products. Envelope's cost reduction initiatives were effective in the quarter and positively impacted earnings by approximately $3.1 million.

Envelope sales for the nine-months ended September 30, 2001 were $636.1 compared to $635.1 for the same period of 2000. Excluding sales of companies acquired in 2000, sales were down $14.7 million. On a year-over-year basis sales of specialty packaging products are down approximately 8%. Sales to direct mail customers have also been lower in the nine-months ended September 2001 as compared to the nine-months ended September 2000.

Envelope's operating income for the nine-months ended September 30, 2001 was $63.5 million, a decline of $2.4 million compared to the same period in 2000. Companies acquired during the first half of 2000 contributed earnings of $1.9 million during the first nine months of 2001. Cost reduction initiatives have saved approximately $6.8 on a year-to-date basis and have offset the effects of lower sales. However, competitive pricing pressures and lower sales of higher value added products have depressed overall margins sufficiently to cause the overall decline in earnings.

COMMERCIAL PRINTING

Third quarter sales of the Commercial Printing segment were $208.0 million, down from sales in the third quarter of 2000 of $258.9 million. This sales decline of 20% is attributable to the following:

      o Customers have reduced spending on print advertising due to the economic slowdown. Approximately 45% of Commercial Printing's sales are related to promotional printing.
      o Sales to customers in the technology and communications industries were $13 million, or 65%, lower this quarter than in the third quarter of 2000.
      o Sales in the third quarter of 2000 included sales of $8.5 million for several large printing jobs that did not repeat in 2001.
      o The events of September 11th had an impact on the sales of plants located in the Northeast and Mid-Atlantic states, which were down approximately $6.6 million in September as compared to September 2000.

Sales for the nine-months ended September 30, 2001 were $626.9 million compared to $718.0 million during the comparable period in 2000. Excluding the impact of acquisitions completed during the first half of 2000, sales were $618.7 million, a decline of 14%. Lower sales in 2001 are due to reduced spending by customers on printing advertising and lower sales to technology and communications customers.

Operating income was $3.8 million in the third quarter compared to $12.4 million in the third quarter of 2000. For the first nine months of 2001 operating income was $16.5 million compared to $45.0 million during the comparable period of 2000. Despite the pressure on pricing due to the overall weak demand for commercial printing, Commercial Printing has been able to reduce costs sufficiently to maintain its contribution margins. These cost reduction initiatives, however, have not been sufficient to offset the impact of significantly lower sales.

DISCONTINUED OPERATIONS

Mail-Well's Board of Directors approved the divestiture of the Label and Printed Office Products segments in May 2001. These two segments lost $2.2 million through May after allocating interest expense and including an income tax benefit. The loss reported on the disposition of Label and Printed Office Products totaled $75.8 million after an income tax benefit and included the following:

      o A write-down to fair market value based on estimated sales proceeds; and
      o The actual and forecasted results of these businesses from the date of the announcement through the expected date of disposal, including allocation of interest expense.

Management has based its estimates of the sales proceeds expected from the divestitures of Label and Printed Office Products on data provided by its financial advisor. The loss will be adjusted once the actual sales proceeds are known or management has information indicating that the actual sales proceeds are likely to be materially different than the estimates. Should the actual sales proceeds differ significantly from the estimates, the recorded loss would also be significantly different. Management expects to complete these dispositions by the first quarter of 2002.

The loss from discontinued operations totals $78.0 million or $1.64 per share year-to-date.

RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Special charges reduced earnings from continuing operations by $5.4 million in the third quarter and $23.1 million during the nine-months ended September 30, 2001. These charges, which are being incurred as a result of Mail-Well's new strategy, include the costs of a restructuring program as well as incremental expenses related to business improvement initiatives.

The Envelope segment has implemented a restructuring plan to reduce excess internal capacity by consolidating nine manufacturing facilities by the end of 2002. The costs associated with this consolidation are expected to total $77.1 million and include:

      o $28.5 million to write down to fair market value assets that will be taken out of service,
      o  $8.9 of severance costs covering 920 employees,
      o  Lease termination costs of $1.4 million, and
      o Other exit costs of $38.3 million such as consulting, training and moving expenses.

Restructuring charges totaling $13.9 million, which related primarily to severance and lease terminations costs, were recorded in the second quarter of 2001. Additional restructuring charges totaling $4.2 million were recorded in the third quarter. The closure of the Omaha plant was completed during the third quarter and 52 employees were terminated. The Company expects to incur $23.0 million of additional restructuring expenses in the fourth quarter and $36.0 million in 2002. The savings from these consolidations are expected to be approximately $20 million annually once fully implemented.

The Commercial Printing segment has plans to consolidate two of its operations into a new facility to optimize capacity and reduce costs. A restructuring charge of $1.8 million was recorded in the second quarter related to this consolidation plan. The charge included severance costs for 25 employees, lease termination costs and other exit expenses. As of September 30, 2001, seven employees have been terminated. This consolidation, which will be completed by year-end, will require additional restructuring expenses of $500,000 and is expected to save $1.4 million annually.

Restructuring charges recorded at the corporate level included $2.1 million of expenses incurred to develop the new strategy. The Company is expediting the implementation of many of the business improvement initiatives of the strategic plan. The incremental cost associated to do so was $1.0 million in the third quarter.

The restructuring plans initiated in December 2000 are substantially complete.

OTHER INCOME STATEMENT ITEMS

Amortization expense was $3.1 million in the quarter, an increase of $1.1 million from the third quarter of 2000. Amortization expense was $9.8 million on a year-to-date basis compared to $7.5 million for the comparable period of 2000. The increase was due primarily to the acquisition of American Business Products in February 2000.

Interest expense was $13.2 million in the quarter compared to $15.3 million in the third quarter of 2000. The reduction in interest expense reflects a lower weighted average interest rate in the quarter of 7.02% compared to 8.24% in 2000, as well as lower total debt outstanding. Interest expense for the nine-months ending September 30, 2001 decreased to $41.7 million from $46.3 million in the comparable period of 2000. The cumulative weighted average interest rate for 2001 is 7.27%, compared to 8.06% in 2000. Total outstanding debt has been reduced by $105.3 million since December 31, 2000.

INCOME TAXES

The income tax benefit of the loss from continuing operations was only 16.5% of the loss. The low rate is because a significant portion of the loss was the result of charges that are not deductible for income tax purposes. The effective income tax rate applied to income from continuing operations in 2000 was 38.7%, which was higher than the U.S. statutory rate primarily because of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations generated cash flow of $116.9 million during the nine-months ended September 30, 2001. Discontinued operations generated $163.0 million. This cash flow was used to cover capital spending of $20.7 million and to reduce debt by $105.3 million, including the securitization.

The Company expects its ability to generate cash flow to continue. The Company also anticipates that this cash flow will be sufficient to fund its capital expenditures, meet working capital requirements, and service and reduce existing debt. The Company has $133 million of available credit under its existing credit agreements.

See Exhibit 99.1 filed herewith for the Consolidating Condensed Financial Statements of Mail-Well I Corporation, as Issuer, certain of its subsidiaries as Guarantor Subsidiaries, certain of its subsidiaries as Non-guarantor Subsidiaries and Mail-Well, Inc. as Parent Guarantor. These statements are provided to comply with the reporting requirements under the indenture for the 8 3/4% Senior Subordinated Notes due in 2008.

FORWARD-LOOKING INFORMATION

Certain statements in this report and, in particular, statements found in Management's Discussion and Analysis, which are not historical in nature, may constitute forward-looking statements. These statements are often identified by the words, "believe", "expect", "plan", "appear", "project", "estimate", "intend", and words of similar import. Such statements reflect the current views of the Company with respect to future events and are considered reasonable as of the date of this filing, but are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors that could cause actual results to differ include, among other things, whether conditions influencing the recent economic slowdown will continue or worsen, fear resulting from terrorist activities, continuing terrorist activities, changes in overall demand, changes in the cost or availability of raw materials, changes in general labor conditions, changes in union relations, changes in interest rates, foreign currency exchange rates, waste paper prices, competition and competitors' actions, changes in the direct mail industry, whether assumed productivity and cost savings can be obtained, whether anticipated savings from restructuring activities and facility consolidations can be achieved, whether discontinued operations and assets held for sale can be sold for the amounts estimated and on a timely basis. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. The Company does not assume any obligation to update these forward-looking statements.

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

Exposure to market risk from changes in interest rates relates primarily to the Company's variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At September 30, 2001, the Company had outstanding variable rate debt of $429.0 million. A 1% increase in LIBOR on the maximum amount available under the Company's credit agreement, which is $554.0 million, would increase the Company's annual interest expense by $5.5 million and reduce annual net income by approximately $3.4 million.

The Company has subsidiaries in Canada, the United Kingdom and Mexico, and thus is exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar, the British pound and the Mexican peso.

PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
------     ----------------------

3(i)       Articles of Incorporation of the Company - incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997.
3(ii)      Bylaws of the Company - incorporated by reference from Exhibit
             3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1.1.1    Form of Certificate representing the Common Stock, par value
             $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 dated October 29, 1997 (Reg. No. 333-35561).
4.1.1.2    Form of Indenture between the Company and The Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from
             Exhibit 4.2 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.1.1.3    Form of Supplemental Indenture between the Company and The
             Bank of New York, as Trustee, dated November 1997, relating to the Company's $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible Note--incorporated by reference from Exhibit 4.5 to the Company's Amendment No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-36337).
4.2        Indenture dated as of December 16, 1998 between Mail-Well I
             Corporation ("MWI") and State Street Bank and Trust Company, as Trustee, relating to MWI's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 - incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
4.5        Form of Senior Subordinated Note - Incorporated by reference from the company's Annual Report of Form 10-K for the year ended December 31, 1998.
10.1       Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit
             10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2       Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3       Form of M-W Corp. Employee Stock Ownership Plan effective as of
             February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4       Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5       Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
             1997 - incorporated by reference from Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.6       Form of 1994 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7       Form of the Company Nonqualified Stock Option Agreement -
             incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8       Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan--
             incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.9       1997 Non-Qualified Stock Option Agreement-- incorporated by reference from exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10      Mail-Well, Inc. 1998 Incentive Stock Option Plan-- incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11      Form of 1998 Incentive Stock Option Agreement-- incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

10.12      Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto -- incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.13      Participation Agreement dated as of December 15, 1997 among
             Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-- incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.14      Equipment Lease dated as of December 15, 1997 among Mail-Well I
             Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15      Guaranty Agreement dated as of December 15, 1997 among Mail-Well,
             Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-- incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16      Merger Agreement and Plan of Merger by and among American Business
             Products, Inc., Mail-Well, Inc. and Sherman Acquisition Corporation dated January 13, 2000--incorporated by reference from Exhibit (c) (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the commission on January 21, 2000.
10.17      Change of Control Agreement dated November 15, 1999, between the
             Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1999.
10.18      Change of Control Agreement dated November 15, 1999, between the
             Company and Gary Ritondaro--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1999.
10.19      Change of Control Agreement dated November 15, 1999, between the
             Company and Robert Meyer--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1999.
10.20      Change of Control Agreement dated November 15, 1999, between the
             Company and Michael A. Zawalski--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21      Credit Agreement dated as of February 18, 2000 among Mail-Well I
             Corporation, Bank of American, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.22      Security Agreement dated as of February 18, 2000, by and among
             Mail-Well I Corporation, Mail-Well, Inc., certain other affiliates of the Company and Bank of America, N.A., as agent - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.23      Second Amendment to Credit Agreement dated as of March 28,
             2001 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of American, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN
             AMRO Bank, N.V., as Syndication Agents, the Bank of Nova
             Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.24      Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan -
             incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.25      Form of Non-Qualified Stock Option Agreement under 2001 Long-Term
             Equity Incentive Plan - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.26      Form of Incentive Stock Option Agreement under 2001 Long-Term
             Equity Incentive Plan - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.27      Form of Restricted Stock Award Agreement under 2001 Long-Term
             Equity Incentive Plan - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.28      First Amendment to Credit Agreement dated as of July 28, 2000 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as
             Administrative Agent and Letter of Credit Issuing Bank, ABN
             AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's First Amendment to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.29      Third Amendment to Credit Agreement dated as of June 29, 2001 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's First Amendment to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
99.1       Consolidating Condensed Financial Statements of Mail-Well I
             Corporation, as Issuer, certain of its subsidiaries as Guarantor Subsidiaries, certain of its subsidiaries as Non-guarantor Subsidiaries and Mail-Well, Inc. as Parent Guarantor for the periods ending September 30, 2001 and 2000.

-------------
                (b) Reports on Form 8-K

                1. Current Report on Form 8-K filed July 31, 2001, reported under Item 5 the Company's second quarter earning release including unaudited financial statements for the second quarter, and the transcript of the Company's public conference call related to such earnings release.
                2. Current Report on Form 8-K filed August 10, 2001, reported under Item 5 that the Company entered into the Fourth Amendment to Credit Agreement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAIL-WELL, INC.
                                        (Registrant)


                                        By /s/ Paul V. Reilly
                                           ------------------------------
Date: November 9, 2001                         Paul V. Reilly
                                               Chief Executive Officer


                                        By /s/ Michel P. Salbaing
                                           ------------------------------
Date: November 9, 2001                         Michel P. Salbaing
                                               Chief Financial Officer