Form 10-K
period 2001-12-31
MAIL WELL INC
filed 2002-02-27
CIK 920321

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 22, 2002 was $148,282,413.

As of February 22, 2002 the Registrant had 48,322,248 shares of Common Stock, $0.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this form (Items 11, 12 and 13 and part of Item 10) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting of Stockholders to be held on or about May 1, 2002.

-------------------------------------------------------------------------------

                                            TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                                PART I

Item 1.  Business
         The Company
         Commercial Printing
         Envelope
         2001 Strategic Plan
         Discontinued Operations
         The Printing and Envelope Industries
         Our Products
         Our Services
         Marketing, Distribution and Customers
         Printing and Manufacturing
         Materials and Supply Arrangements
         Patents, Trademarks and Brand Names
         Competition
         Employees
         Environmental

Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                                                PART III

Item 10. Directors and Executive Officers of Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                   PART I

ITEM 1.  BUSINESS

THE COMPANY

Unless the context otherwise requires, in this report, references to "the Company" and "Mail-Well" as well as "we," "us," and "our," mean collectively Mail-Well, Inc. and its consolidated subsidiaries. In Item 1 of this report, all information excludes Curtis 1000 Inc., which was divested on February 22, 2002.


We are one of the largest printers in North America competing primarily in the commercial printing and envelope market segments. We believe we are the world's largest manufacturer of envelopes, the leading printer of envelopes in the U.S. and Canada, the premier high impact color printer in the U.S., and a leading general commercial printer in several major U.S. markets. We operate 103 printing and manufacturing facilities throughout North America and three in the United Kingdom. The combination of our broad network of facilities and our sales force, which is among the largest in the industry, has enabled us to build our customer base to over 20,000 in our commercial printing and envelope businesses.

COMMERCIAL PRINTING

Our commercial printing business generated $818 million of sales for the year ended December 31, 2001. We serve two primary commercial printing markets: (i) high impact color printing, in which we print a wide range of longer run premium products for national and regional accounts; and (ii) general commercial printing, in which we print a wide array of products and offer printing services to local commercial customers. Our commercial printing business operates 29 plants throughout the U.S. and one in Canada.

ENVELOPE

Our envelope business generated $836 million of sales for the year ended December 31, 2001. We serve two primary markets: (i) customized envelopes and packaging products, including Tyvek(R) mailers used by the U.S. Postal Service, sold directly to end users or to independent distributors who sell to end users; and (ii) envelopes and other products sold to wholesalers, paper merchants, printers, brokerage firms, office product establishments and superstores. We manufacture envelopes in 34 U.S. plants and 13 Canadian plants.

2001 STRATEGIC PLAN

In May 2001, we completed a comprehensive review of our operations and adopted a new strategy that focuses on our two core businesses - commercial printing and envelopes. In support of this strategy, we have announced our intention and are in the process of seeking to divest our label and printed office products businesses and certain other non-core assets. Accordingly, in the second quarter of 2001 we began reporting the label and printed office products segments as discontinued operations, began reporting the other non-core assets as assets held for sale, and recorded the losses anticipated on the dispositions of these operations. In February 2002, we sold Curtis 1000 Inc., a printed office products company, for approximately
$40 million, including the assumption of debt. We have not entered into any definitive agreements to sell any of the other companies we plan to divest or our other non-core assets. We intend to use proceeds from any divestitures to reduce our debt. In conjunction with our new strategic plan, we also announced plans to consolidate three of our commercial printing plants into one facility and to close nine of our envelope plants and redeploy the equipment and other assets at other facilities. We have completed five of these plant consolidations, and plan to complete the remainder by the end of 2002.

Our new strategy also includes the launch of several initiatives to significantly improve operations and marketing effectiveness. Both the commercial printing and envelope businesses have programs in place to institute best practices, install pricing disciplines and align equipment and services to better serve our customers and markets.

DISCONTINUED OPERATIONS-LABEL AND PRINTED OFFICE PRODUCTS

In addition to our two primary businesses, we also operate a label business and a printed office products business. We are seeking to sell these businesses and therefore account for them as discontinued operations. Our label business generated $219 million of sales for the year ended December 31, 2001. Our label business is the second largest supplier in the North American label printing market.

Our label business has 14 plants in North America and three in the United Kingdom. Our printed office products, excluding Curtis 1000, business generated $215 million of sales for the year ended December 31, 2001. We believe we are the largest manufacturer of printed office products sold through distributors. The printed office products business prints a diverse line of custom products for small and medium-sized businesses including both traditional and specialty forms for use with desktop computers and laser printers. Our printed office products business has 12 manufacturing facilities located throughout the U.S.

THE PRINTING AND ENVELOPE INDUSTRIES

The printing industry is one of the largest and most fragmented industries in the United States with total estimated 2000 sales of $163 billion among an estimated 47,667 printing businesses, according to the Printing Industry of America, Inc. The printing industry includes general commercial printing, financial printing, printing and publishing of books, labels, newspapers and periodicals, quick printing and production of business forms and greeting cards. The envelope industry is not as highly fragmented as the printing industry. Envelope printing and manufacturing combined constitutes a $4.3 billion market in North America according to the Envelope Manufacturers' Association. Products in the envelope industry include customized envelopes for direct mail, transactional envelopes, non-custom envelopes for resale, and specialty envelopes and files.

OUR PRODUCTS

Commercial Printing. We serve two primary commercial printing markets: (i) high impact color printing, in which we print a wide range of longer run premium products for national and regional accounts; and (ii) general commercial printing, in which we print a wide array of products and offer printing services to local commercial customers. Our printing products include advertising literature, corporate identity materials, annual reports, car brochures, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail.

Envelope. We serve two primary markets: (i) customized envelopes and packaging products, including Tyvek(R) mailers used by the U.S. Postal Service, sold directly to end users or to independent distributors who sell to end users; and (ii) envelopes and other products sold to wholesalers, paper merchants, printers, brokerage firms, office product establishments and superstores. In the customized envelope market, we offer printed customized conventional envelopes for billing and remittance, filing systems, direct mail marketers, photo processing, medical records, catalog orders and other end-users, such as banks, brokerage firms and credit card companies. In the wholesale envelope market, we manufacture and print a broad line of custom envelopes that are featured in national catalogs for the office products market or offered through office products retailers, including contract stationers.

OUR SERVICES

We offer our customers a wide variety of related services to enhance the value of our printed products, such as:


Prepress. The traditional design phase typically requires us to incorporate customer-submitted graphics, photograph the artwork, develop the file and prepare a plate from which to print.

Electronic Prepress. We offer a fully automated electronic process that allows the customer to submit its artwork and other data in digital format, either on a diskette, high speed transmission line or in hard copy that can be computer-scanned. We can then manipulate the image, prepare color separations and edit the design on a computer to create the file from which the printing plate is made. Electronic prepress greatly reduces the time and the number of people involved in the production of plates, and we believe that we are an industry leader in fully automated electronic prepress operations.

Direct-to-Plate Technology. We offer digital direct-to-plate technology, which eliminates the production of film and several manual functions in the platemaking process. This technology offers a complete digital workflow, providing a better printed product and faster turnaround without additional cost.

Mail-Well 1-2-1. We offer on-demand digital printing services using variable imaging and other features to produce personalized marketing material, direct mail and other forms of targeted customer communications.

Digital Archiving. We allow customers to store digitally rendered artwork on our file servers. The artwork can then be accessed and retrieved either at the plant during the prepress stage or from a remote site via high speed transmission during the design stage.

Delivery Systems. We offer a flexible "just-in-time" delivery program. This program allows customers to receive their products just prior to when they are needed.

Warehousing Services. A customer will often place an order for significantly more product than it may need at the time. When this occurs, we offer to store the finished product and drop-ship them on an "as-needed" basis.

Inventory Management Systems. We offer this service primarily to large national organizations with centralized purchasing and supply departments that service multiple locations. We facilitate order processing by giving customers information on usage by item and/or available supply in our warehouses and provide for summary billing.

E-commerce. We have the capability to offer our customers a full range of e-commerce services to order printing or other products through their web page.

Printmailwell.com. We offer a full range of robust Internet-based print procurement and print management solutions via our Printmailwell.com e-commerce platform, powered by PrintCafe.

Our goal is to offer the highest standards in meeting our customers' needs with our primary focus on responding quickly and competitively to customer demands and requirements. Many of our production facilities are open 24 hours a day, seven days a week, to allow for timely production of materials. At certain facilities we also offer a number of unique services to our customers such as complimentary transportation between the airport and our offices, in-plant overnight accommodations, on-site meeting rooms and lounge, travel and hotel arrangements and computers for use by the customers when on-site.

We believe that the consolidation of the printing industry is being driven in part by the rapid pace of technological change. Recent advances in computer-based prepress equipment, such as electronic prepress, allow for faster and more precise manipulation of images and text prior to printing. Similarly, recent advances in photo imaging technology have greatly increased the quality of the final image produced in the printing process. These advances have increased the capital requirements for maintaining technologically advanced equipment. We believe that many smaller local and regional commercial printers will find it increasingly difficult to obtain adequate financial resources to remain competitive in the segments of the commercial printing market in which we operate.

MARKETING, DISTRIBUTION AND CUSTOMERS

As a result of the wide array of applications, customer preferences and order sizes, our marketing efforts vary significantly among markets and by region. Although our marketing efforts traditionally have been local or regional, we continue to emphasize a more focused national accounts program to attract customers whose needs are national or cover multiple regions. We now have a national marketing director and a print marketing campaign.

We maintain one of the largest sales staffs in the industry, with over 740 sales representatives in the commercial printing and envelope businesses, as of December 31, 2001. The vast majority of our printed products are sold through sales representatives, the exception being occasional "house" or company accounts. Our sales representatives work closely with customers from the initial concept through prepress, proofing and finally the press run. Because our sales representatives are our primary contacts with our customers, our goal is to attract, train and retain an experienced, qualified sales force in each of our businesses. Sales representatives typically are compensated by commission. Commissions generally depend on such factors as order size and type, prepress work, reruns or rework and overall profitability of the job. We also coordinate sales efforts among regions within our operating businesses, and among the operating businesses themselves, in order to compete for national account business, enhance the internal dissemination of successful new product ideas, efficiently allocate our production equipment, share technical expertise and increase company-wide selling of specialty products manufactured at selected facilities.

In commercial printing our marketing efforts differ between two broad product areas: high impact color products, such as auto brochures, annual reports and high-end catalogs, and general commercial work. We market high impact printing primarily on a regional basis, through sales representatives working out of sales offices across the United States. Because of the highly fragmented nature of the general commercial printing and envelope businesses, and the wide array of customer needs and preferences, we market most of our general commercial printing and envelopes locally. Due to the project-oriented nature of these market segments, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. Our customer supply agreements are typically on an order by order basis or for a specified period of time. The sales force is supported by a technical service team that provides customers with highly customized printing solutions. Most of our printing facilities have customer service representatives that work with the sales team and the customers to manage orders efficiently and effectively. In some cases, the customer service representatives have direct responsibility for accounts. In 2001, we implemented our innovative "Go-to" marketing program as part of our strategic plan. This program utilizes a team approach to customer service relationships that we believe is unique in the printing industry.

Our customer base totals more than 20,000. Our customers in the high impact commercial printing market include Fortune 500 companies, graphic designers in the commercial printing and envelope businesses and advertising agencies. Our customers in the general commercial printing and envelope businesses include national and local businesses, insurance and finance companies, the U.S. Postal Service and other government agencies and not-for-profit organizations. None of our customers accounted for more than 2% of revenue in 2001.

PRINTING AND MANUFACTURING

Our commercial printing business operates 29 printing facilities throughout the U.S., and one in Canada. These plants combine advanced prepress technology with high-quality web and sheet-fed color presses and extensive binding and finishing operations. Many of our commercial printing facilities operate seven days a week, 24 hours a day to meet customer printing requirements.

Our envelope business operates 47 printing facilities throughout North America. Envelopes are produced from either flat sheets or rolls of paper. The paper is folded into an envelope, which is glued at the seams and on the flap, and then printed as required. Webs are typically used for larger runs with multiple colors and numerous features, and die cut machines, which require a preliminary step to provide die cut envelope blanks from paper sheets, are used primarily for smaller orders typically including customized value-added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

MATERIALS AND SUPPLY ARRANGEMENTS

The primary materials used in each of our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs. We purchase these materials from a number of suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for our operations. We have implemented an inventory management system in which a limited number of paper suppliers supply all of our paper needs. These suppliers are responsible for delivering paper on a "just-in-time" basis directly to our facilities. We believe that this system has allowed us to enhance the flexibility and speed with which we can serve customers, improve pricing on paper purchases, eliminate a significant amount of paper inventory and reduce costs by reducing warehousing capacity. We believe that we purchase our materials and supplies at very competitive prices due to our volume leverage.

PATENTS, TRADEMARKS AND BRAND NAMES

We market products under a number of trademarks and brand names. We also hold or have rights to use various patents relating to our envelope business, which expire at various times through 2012. Our sales do not materially depend upon any single or group of related patents.

COMPETITION

The commercial printing industry is highly competitive and fragmented. We compete against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us in both volume and production quality. Although we believe customers are price sensitive, we also believe that customer service and high quality products are important competitive factors. We believe we provide premium quality and customer service while maintaining competitive prices through stringent cost control efforts. The main competitive factors in our markets are customer service, product quality, reliability, flexibility, technical capabilities and price. We believe we compete effectively in each of these areas.

In envelope printing, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the Internet, interactive video disks, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service and the Canadian Post Corporation and (iii) the ability of our direct mail customers to include return materials in their mail-outs. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. We believe we compete effectively in each of these areas.

EMPLOYEES

We employed approximately 13,150 people as of December 31, 2001, a reduction of approximately 1,600 employees from December 31, 2000. Approximately 2,315 people we employ at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and is negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

ENVIRONMENTAL

Our operations are subject to federal, state and local environmental laws and regulations including those relating to air emissions, waste generation, handling, management and disposal, and remediation of contaminated sites.
We have implemented environmental programs designed to ensure that we operate in compliance with the applicable laws and regulations governing environmental protection. Our policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. We believe that we are in substantial compliance with applicable laws and regulations relating to environmental protection. We do not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations. However, there can be no assurance that newly discovered conditions or new or stricter interpretations of existing laws and regulations will not result in material expenses.

ITEM 2.  PROPERTIES

At December 31, 2001, the Company operated 110 printing and manufacturing facilities in North America and the United Kingdom. Mail-Well owns 50 facilities and leases 92 facilities for printing, administration and warehouse space. The Company also leases approximately 44,000 square feet of office space for its corporate and operating segment headquarters in Englewood, Colorado.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MWL." At February 21, 2002, there were approximately 456 shareholders of record and, as of that date, the Company estimates that there were more than 15,000 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Company's common stock as reported by the NYSE.

     2000                                          HIGH                LOW
     First Quarter                                $12.88              $6.94
     Second Quarter                                 9.63               7.50
     Third Quarter                                  9.44               4.75
     Fourth Quarter                                 5.06               3.86

     2001                                          HIGH                LOW
     First Quarter                                 $7.30              $4.50
     Second Quarter                                 6.22               4.25
     Third Quarter                                  5.30               3.70
     Fourth Quarter                                 4.50               3.67

The Company has not paid a dividend on common stock since its incorporation and does not anticipate paying dividends in the foreseeable future because our senior secured credit facility and senior subordinated notes limit the Company's ability to pay common stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The summary of historical financial data presented below is derived from the historical audited financial statements of the Company. The financial data presented reflect the restatement of all historical data for discontinued operations. The results of operations acquired in acquisitions accounted for under the purchase method have been included in the historical income statement data of the Company from their respective acquisition dates. Historical income statement data for 1998 and 1997 have been restated as appropriate to reflect mergers accounted for as poolings-of-interests. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes included elsewhere herein.

                                                                         YEAR ENDED DECEMBER 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)             2001           2000          1999           1998               1997
---------------------------------------------------------------------------------------------------------------------------
Net sales                                     $1,653,471     $1,823,583     $1,533,840     $1,337,006         $1,086,401
Income (loss) from continuing operations         (13,041)(a)     34,209(b)      58,602(c)      23,392(d)          34,791
Income (loss) per diluted share from
   continuing operations                          $(0.27)(a)      $0.69(b)       $1.10(c)       $0.48(d),(e)       $0.82(e)
---------------------------------------------------------------------------------------------------------------------------

Total assets                                   1,449,124      1,652,957      1,294,412      1,099,453            665,974
Total long-term debt, including current
   maturities                                    852,999        919,793        663,349        583,657            340,890
---------------------------------------------------------------------------------------------------------------------------

(a) The 2001 results include a restructuring charge of $41.8 million and an impairment loss on assets held for sale of $2.9 million, or $27.0 million after tax. Excluding these charges, income from continuing operations would have been $14.0 million or $0.29 per diluted share.
(b) The 2000 results include a restructuring charge of $6.2 million, or $3.8 million after tax. Excluding these charges, income from continuing operations would have been $38.0 million or $0.76 per diluted share.
(c) The 1999 results include a restructuring charge of $1.8 million, or $1.1 million after tax. Excluding these charges, income from continuing operations would have been $59.7 million or $1.12 per diluted share.
(d) The 1998 results include restructuring charges of $16.7 million, or $10.3 million after tax and other charges of $12.2 million, with no tax impact, principally related to deleveraging the Employee Stock Ownership Plan. Excluding these charges, income from continuing operations would have been $45.9 million or $0.90 per diluted share.
(e) Per share amounts have been restated to reflect the 3:2 stock split in June 1997 and the 2:1 stock split in June 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

We are one of the largest printers in North America competing primarily in the commercial printing and envelope market segments. We believe we are the world's largest manufacturer of envelopes, the leading printer of envelopes in the United States and Canada, the premier high impact color printer in the United States, and a leading general commercial printer in several major U.S. markets. We operate 77 facilities throughout North America in our commercial printing and envelope businesses. The combination of our broad printing facility network and our sales force, which is among the largest in the industry, has enabled us to build our primary customer base to over 20,000 customers.

In May 2001, we completed a comprehensive review of our operations and adopted a new strategy that focuses on our two primary businesses - commercial printing and envelope. In support of this strategy, we have announced our intention and are in the process of seeking to divest our label and printed office products businesses and certain other non-strategic assets. Accordingly, in the second quarter of 2001, we began reporting the label and printed office products businesses as discontinued operations, began reporting the other non-strategic assets as assets held for sale, and recorded a loss of $75.9 million anticipated on these dispositions. As a result of a deterioration in the market after September 11, we recorded an additional charge of $45.1 million in the fourth quarter. In February 2002, we sold Curtis 1000 Inc., a printed office products company, for approximately $40 million. We intend to use the net proceeds from the divestitures to reduce our senior secured debt. In connection with our new strategic plan, we also announced plans to consolidate three of our commercial printing plants into one facility, to close nine of our envelope plants and to redeploy the equipment and assets at other facilities. We have completed the plant consolidations in commercial printing and three of the closures in envelope, and plan to complete the remaining consolidations by the end of 2002. Our new strategy includes the launch of several initiatives to significantly improve operations and marketing effectiveness. Both the envelope and commercial printing businesses have programs in place to institute best practices, install pricing disciplines and align equipment and services to better serve our customers and markets. We believe these initiatives will significantly improve the performance of our businesses.

Paper is our most significant raw material. We purchased approximately 437,000 tons of paper in 2001 for our envelope and commercial printing businesses. Prices of uncoated papers, which are the principal grades of paper used to manufacture envelopes, decreased 10% in 2001 after an increase of approximately 5% at the end of 1999. Prices of coated papers, which are used principally in commercial printing, increased approximately 3% in 2000 but decreased approximately 8% in 2001. Changes in paper pricing generally do not affect the operating results of our commercial printing business because we can pass on paper price increases to our customers. Paper pricing does, however, impact the operating margins of our envelope business. When paper prices are rising, operating margins on our envelope products tend to be lower because we generally are not able to increase our prices as quickly as paper prices increase. Thus, when uncoated paper prices increased at the end of 1999, operating margins of the envelope business were negatively impacted in 2000. We expect uncoated and coated paper pricing to be stable in 2002.

Our significant growth has been primarily due to our acquisition strategy. However, we curtailed our acquisitions in 2001 in order to concentrate on implementing our strategic plan. In 2000, we acquired American Business Products, Inc. and four smaller companies. In 1999, we acquired eight companies. The acquisitions completed in 2000 and 1999 were accounted for as purchase transactions. Recording acquisitions in this manner impacts comparability of our financial statements because the results of each of the acquired companies are included in the consolidated results from the dates acquired. The impacts of our acquisitions are included in the following discussions of our results.

CONSOLIDATED RESULTS OF OPERATIONS

The financial statements for all periods presented have been restated as required by generally accepted accounting principles to report the results of our label and printed office products businesses as discontinued operations. The summary financial data set forth in the tables that follow present reported amounts as well as comparable financial data for New Mail-Well. When we refer to "New Mail-Well," we are referring to results of the operations that will constitute Mail-Well subsequent to the planned divestitures of the operations reported as discontinued operations and assets held for sale and that exclude restructuring, asset impairments and other charges reported in the consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999.

The economic downturn in 2001 adversely affected the sales and margins of both of our primary businesses, especially the portion of our commercial printing business related to print advertising. The reduced sales and margins have resulted in corresponding decreases in operating income and net income mitigated in part by reductions in operating expenses and interest expense.

SALES

                                              YEAR ENDED DECEMBER 31             % CHANGE
(dollars in thousands)                   2001          2000          1999      2001     2000
----------------------------------------------------------------------------------------------
Reported                              $1,653,471    $1,823,583    $1,533,840   (9)%     19%
New Mail-Well*                        $1,563,749    $1,719,393    $1,436,068   (9)%     20%
----------------------------------------------------------------------------------------------

* Excludes sales of certain operations of our envelope and commercial printing businesses held for sale. New Mail-Well's sales include sales to Curtis 1000 Inc. and other operations being divested, which sales are anticipated to continue subsequent to the dispositions of these operations.

New Mail-Well's sales were down $155.6 million, or 9%, in 2001. Excluding the impact of acquisitions completed during 2000, the sales decline was 11%. The slowdown in the economy during 2001 significantly impacted sales. Reductions by our customers in spending on printed advertising material and direct mail promotions impacted sales of commercial printing and envelopes. Problems in the technology, telecommunications and travel industries also adversely affected our business.

New Mail-Well's sales of $1.7 billion in 2000 were $283.3 million higher than sales in 1999. Sales contributed by acquisitions completed in 2000 and 1999 accounted for $159 million of this increase. Internal growth in both our commercial printing and envelope businesses accounted for the remainder.

Reported sales in 2001 and 2000 changed from the prior year in the same proportions and were impacted by the same factors as the sales of New Mail-Well.

RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

2001. In connection with our new strategic plan, we developed plans to consolidate certain operations to eliminate excess internal capacity in order to reduce costs and improve our long-term competitive position. The restructuring charges related to these plans totaled $37.4 million in 2001, and we expect additional charges of approximately $38.0 million in 2002. The following table and discussion present the details of these restructuring charges, as well as other charges recorded in 2001:

                                                                 Commercial
(in thousands)                                      Envelope      Printing       Corporate        Total
-----------------------------------------------------------------------------------------------------------
Employee separation and related
   expenses                                          $ 9,042       $  385          $    -        $ 9,427
Lease termination costs                                1,368          346               -          1,714
Other exit costs                                      13,174        1,632               -         14,806
Asset impairment charges                               8,178          601               -          8,779
Strategic assessment costs                                 -            -           2,677          2,677
-----------------------------------------------------------------------------------------------------------
     Total restructuring costs                        31,762        2,964           2,677         37,403
Other charges                                          1,360        1,482           1,600          4,442
-----------------------------------------------------------------------------------------------------------
     Restructuring, asset impairments and
        other charges                                $33,122       $4,446          $4,277        $41,845
===========================================================================================================

Our envelope business has implemented a plan to consolidate nine of our manufacturing facilities over an 18-month period. This plan will substantially reduce excess internal capacity and improve utilization of equipment and resources at the remaining 41 plants. The separation and related employee costs cover 923 employees to be terminated over the course of this project, of which 359 had been separated as of December 31, 2001. Other exit costs include training costs for those employees at the plants that are absorbing the sales of the plants being closed and external assistance in implementing the plant closures. As of December 31, 2001, we had completed the closure of our facilities in Omaha, Nebraska; Allentown, Pennsylvania; and Santa Fe Springs, California. The $8.2 million asset impairment charge relates to the write down of equipment taken out of service as a result of these plant closures.

Our commercial printing business consolidated three printing operations in the Philadelphia, Pennsylvania area into one. This consolidation was done to improve the cost effectiveness of these operations and their competitive position in the Philadelphia market. The costs associated with this consolidation included severance and related expenses covering the termination of 25 employees, all of whom have been terminated. Other exit costs include expenses incurred to move and reinstall equipment. Equipment taken out of service was written down $0.6 million to its fair market value.

In developing our new strategic plan, we engaged outside advisors to research and evaluate our markets, survey our customers and assess existing strategies. In addition, we engaged financial advisors to evaluate options for improving our capital structure. The cost of these advisors was $2.7 million.

Our new strategy includes the launch of several initiatives to significantly improve operations and marketing effectiveness. Both the envelope and commercial printing businesses have programs in place to institute best practices, install pricing disciplines and align equipment and services to better serve our customers and markets. We believe these initiatives will significantly improve the performance of our businesses; accordingly, we have expedited the implementation of these programs in our commercial printing business by investing in outside assistance. The external incremental cost incurred for these initiatives totaled $2.1 million in 2001 and is reported as other charges.

Other charges include the write-off of a $1.6 million investment in a company developing a service to enable online management of the creative process of a printing job and a $0.7 million write-off of the cost incurred for a human resource information system that will not be implemented.

2000. We began our comprehensive review of our operations in 2000 and identified certain actions that could be taken at that time. The following table and discussion present the details of restructuring charges, as well as other charges recorded in 2000:

                                                                           Commercial
     (in thousands)                                        Envelope         Printing         Total
     ------------------------------------------------------------------------------------------------
     Employee separation and related
        expenses                                            $   86           $  188         $  274
     Lease termination costs                                     -              428            428
     Asset impairment charges                                    -              749            749
     Other exit costs                                            -               45             45
     ------------------------------------------------------------------------------------------------
          Total restructuring costs                             86            1,410          1,496
     ------------------------------------------------------------------------------------------------
     Other asset impairments                                 1,872            2,036          3,908
     ------------------------------------------------------------------------------------------------
          Total restructuring, asset impairments and
             other charges                                  $1,958           $3,446         $5,404
     ================================================================================================

Our envelope business closed a resale operation in Vancouver, Washington. The separation and related employee costs covered the termination of 19 employees, all of whom have been terminated.

Our commercial printing business consolidated two operations in St. Louis into an existing facility and closed our bindery operation in Mexico. We reduced our total workforce by 165 employees by taking these actions.

We also incurred asset impairment charges in 2000 totaling $3.9 million that were unrelated to the restructuring. These assets were taken out of service and could not be redeployed or sold, and therefore were written off.

We completed a restructuring program initiated in 1998 during 2000. Changes related to that program, which were recorded in 2000, totaled $0.8 million.

IMPAIRMENT OF ASSETS HELD FOR SALE

As part of our new strategy, the sale of certain assets that are not strategic to our envelope or commercial printing businesses was approved in May 2001. We incurred a charge of $2.9 million in 2001 to write down certain of these assets to fair value.

OPERATING INCOME

                                              YEAR ENDED DECEMBER 31            % CHANGE

(dollars in thousands)                  2001         2000          1999       2001     2000
----------------------------------------------------------------------------------------------
Reported
   Operating income                   $33,816       $117,523     $137,010     (71)%    (14)%
   Operating margin                      2%            6%           9%
----------------------------------------------------------------------------------------------

New Mail-Well*
   Operating income                   $65,848       $110,497     $127,233     (40)%    (13)%
   Operating margin                      4%            6%           9%
----------------------------------------------------------------------------------------------

*Excludes operating income in 2001, 2000 and 1999 of certain operations of our envelope and commercial printing businesses held for sale, the $2.9 million impairment of assets held for sale in 2001 and restructuring, asset impairments and other charges of $41.8 million, $6.2 million and $1.8 million in 2001, 2000 and 1999, respectively.

New Mail-Well's operating income declined 40% in 2001 to $65.8 million. Excluding earnings contributed by acquisitions completed in 2000, the decline was 42%. The reduction in operating income was primarily due to the estimated $53 million of contribution margin lost on the decline in sales. Increased competition resulting from the lower demand due to the slowdown in the economy impacted contribution margins by approximately $6 million. Offsetting these declines were reductions in fixed manufacturing costs, primarily production support, and administrative expenses, which totaled approximately $13 million during 2001.

New Mail-Well's operating income in 2000 declined 13%. Excluding the $8.2 million attributable to acquisitions completed in 2000 and 1999, the decline was 19%. This decline was the result of lower margins in our envelope business due to higher paper prices and lower profits in our commercial printing business. The lower earnings of our commercial printing business were due to a change in the mix of the products sold and to poor operating performance at four manufacturing facilities, including asset write-offs and accrual adjustments, totaling $6.1 million at two of these plants. Corporate expenses were also higher primarily due to special retirement expenses of $2.6 million recorded in 2000.

INTEREST EXPENSE

                                                             YEAR ENDED DECEMBER 31                  % CHANGE
(dollars in thousands)                                2001           2000           1999         2001       2000
--------------------------------------------------------------------------------------------------------------------
Total interest expense                              $ 78,891       $ 92,138       $ 55,247       (14)%       67%
Less:  Allocated to discontinued operations          (26,140)       (30,011)       (15,039)
--------------------------------------------------------------------------------------------------------------------
Reported interest expense                             52,751         62,127         40,208       (15)%       55%
Less:  Allocated to assets held for sale              (5,255)        (6,013)        (4,796)
--------------------------------------------------------------------------------------------------------------------
New Mail-Well                                       $ 47,496       $ 56,114       $ 35,412       (15)%       58%
--------------------------------------------------------------------------------------------------------------------

In 2001, total interest expense declined 14% due to lower average debt balances and lower average interest rates. Interest rates and expense are expected to increase in 2002 due to anticipated debt refinancing related to the repayment of our 5% convertible notes on or before their maturity at November 1, 2002.

In February 2000, we entered into a new senior secured credit facility to finance the acquisition of American Business Products, Inc. The increase in interest in 2000 was due to higher total borrowings and higher average interest rates.

Reported interest is net of an allocation of interest expense to discontinued operations based on the net assets of those operations. Interest expense applicable to New Mail-Well also excludes interest allocated to certain operations of the envelope and commercial printing businesses which are held for sale, based on the net proceeds anticipated from the sales of these assets.

INCOME TAXES

                                                               YEAR ENDED DECEMBER 31
        (dollars in thousands)                        2001             2000             1999
        ------------------------------------------------------------------------------------------
        Reported
          Provision (benefit) for income taxes       $(7,684)         $20,213          $39,428
          Effective tax rate                            37.1%            37.1%            40.2%
        ------------------------------------------------------------------------------------------

        New Mail-Well
          Provision for income taxes                 $ 7,146          $19,242          $37,428
          Effective tax rate                            43.4%            36.1%            40.2%
        ------------------------------------------------------------------------------------------

New Mail-Well's effective tax rate for 2001 increased by 7.3 percentage points due to lower pre-tax income, which increased the impact of nondeductible goodwill amortization on the effective rate.

The 4.1 percentage point decline in New Mail-Well's effective tax rate for 2000 was due in part to a reduction in the statutory rates in Canada. In addition, net impact of permanent differences reduced taxable income in 2000. The reported effective tax rate for 2001 reflects the tax impact of the restructuring charge.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND INCOME PER SHARE - ASSUMING
DILUTION

                                                         YEAR ENDED DECEMBER 31              % CHANGE
(dollars in thousands)                              2001         2000         1999        2001        2000
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    Reported                                      $(13,041)     $34,209      $58,602     (138)%       (42)%
    New Mail-Well*                                $  9,319      $34,060      $55,622      (73)%       (39)%
--------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
per share - assuming dilution
    Reported                                      $  (0.27)     $  0.69      $  1.10     (139)%       (38)%
    New Mail-Well*                                $   0.19      $  0.69      $  1.05      (72)%       (34)%
--------------------------------------------------------------------------------------------------------------

*Excludes income from continuing operations in 2001, 2000 and 1999 of certain operations of our envelope and commercial printing businesses held for sale, the $2.9 million impairment of assets held for sale in 2001 and restructuring, asset impairments and other charges of $41.8 million, $6.2 million and $1.8 million in 2001, 2000 and 1999, respectively.

New Mail-Well's income (loss) from continuing operations per share declined 72% in 2001, reflecting a similar decrease in income from continuing operations. The earnings decline was due to lower sales and lower margins partially offset by lower fixed costs and lower interest expense. In addition, our reported loss from continuing operations of $13 million, or $0.27 per share, was also negatively impacted by the restructuring, asset impairment and other charges of $41.8 million and the impairment charge recorded on assets held for sale of $2.9 million which are excluded from income from continuing operations of New Mail-Well.

In 2000, income from continuing operations for New Mail-Well declined 39% with a corresponding 34% decrease in earnings per share. This decline in earnings reflected lower operating margins, higher fixed costs, higher amortization expense and higher interest expense than in 1999.

LOSS ON DISCONTINUED OPERATIONS

In June 2001, we announced our intention to sell our label and printed office products businesses. Generally accepted accounting principles require that our financial statements be restated to exclude the sales and expenses of these business and that their results be reported as discontinued operations. The loss reported from discontinued operations was $123.2 million, or $2.59 per share, after income tax benefits from the loss and included the following:

         o A write-down to net realizable value based on estimated sales proceeds; and

         o The actual and forecasted results of these businesses from the date of the announcement through the expected date of disposal, including an allocation of interest expense.

We have based our estimates of the sales proceeds expected from the divestitures on data provided by our financial advisors and indications of value received from prospective buyers. The loss will be adjusted once the actual sales proceeds are known or management has information indicating that the actual sales proceeds are likely to differ from the estimates. We do not expect the actual sales proceeds to be significantly different from those assumed, and we expect to complete these dispositions by June 30, 2002.

Sales of our label and printed office products businesses in 2001 totaled $605.6 million. The operating income earned by these businesses in 2001 was $19.3 million.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION

                                                     YEAR ENDED DECEMBER 31                      % CHANGE
(dollars in thousands)                           2001           2000           1999          2001         2000
-----------------------------------------------------------------------------------------------------------------
Net income (loss)
   Reported                                   $(136,217)       $27,618        $64,482       (593)%       (57)%
   New Mail-Well                              $   9,319        $34,060        $55,622        (73)%       (39)%
-----------------------------------------------------------------------------------------------------------------

Net income (loss) per share - assuming
   dilution
   Reported                                   $   (2.86)       $  0.56        $  1.20       (611)%       (53)%
   New Mail-Well                              $    0.19        $  0.69        $  1.05        (72)%       (34)%
-----------------------------------------------------------------------------------------------------------------

In 2001, the reported net loss was $136.2 million, or $2.86 per share assuming dilution. This loss was due to lower operating results from continuing operations, the restructuring, asset impairments and other charges and the losses recognized on discontinued operations and assets held for sale. Net income in 2000 included an extraordinary gain of $1.4 million. Reported net income and net income per share in 2000 were down over 50% from 1999 because of lower operating results, higher amortization expense and higher interest expense.

New Mail-Well's net income and net income per share are the same as shown from New Mail-Well's continuing operations because New Mail-Well excludes results of discontinued operations, the impairment on assets held for sale and the restructuring, asset impairments and other charges.

BUSINESS SEGMENTS

ENVELOPE

The following table presents the reported sales and operating income of our envelope business, as well as its sales and operating income excluding the results of certain operations that are held for sale and the restructuring charges recorded in 2001 and 2000 ("New Envelope").

                                             YEAR ENDED DECEMBER 31                     % CHANGE
(dollars in thousands)                2001            2000            1999         2001           2000
---------------------------------------------------------------------------------------------------------
Net sales
   Reported                         $835,534        $861,803        $738,288        (3)%           17%
   New Envelope*                    $781,463        $801,253        $679,257        (2)%           18%
---------------------------------------------------------------------------------------------------------

Operating income
   Reported                         $ 54,168        $ 90,202        $ 90,996       (40)%           (1)%
   New Envelope*                    $ 79,286        $ 84,980        $ 86,344        (7)%           (2)%
---------------------------------------------------------------------------------------------------------

*Excludes sales and operating income of certain operations of our envelope business held for sale. New Envelope sales include sales to Curtis 1000 Inc. and other operations being divested, which sales are anticipated to continue subsequent to the dispositions of these operations.

New Envelope's sales in 2001 were down 2% from the prior year. Excluding the impact of acquisitions completed in 2000, sales were down approximately $35.6 million, or approximately 4%. This decline was due primarily to the general decline in the economy. Sales to direct mail customers were lower in 2001 by approximately $12.2 million due to reductions in spending on direct mail promotions. Sales of specialty packaging were down approximately $12.6 million primarily due to reduced demand from the U.S. Postal Service. We also experienced lower sales of approximately $4.7 million in the resale segment of our market as customers reduced inventories.

In 2000, approximately $78.2 million of New Envelope's sales increase was due to the impact of companies acquired in 2000. Internal growth accounts for the remaining increase of $43.8 million.

Operating income of New Envelope was down 7% in 2001 from the prior year. Excluding the earnings of companies acquired in 2000 the decline was 9%. The decline in operating income in 2001 was due to lower sales and the resulting decrease in gross profit of $11.2 million. In response to the lower sales, we reduced fixed manufacturing costs in 2001 such that gross profit margin was down only 50 basis points to 20.5%. Excluding the impact of acquisitions, selling and administrative expenses were down $3.5 million from 2000 reflecting lower sales commissions and reductions in administrative overhead.

In 2000, New Envelope's operating income was also down from the prior year. Excluding earnings of companies acquired in 2000 and 1999, the decline in operating income was 10%. In 2000, selling prices remained relatively constant with selling prices in 1999 despite higher paper costs in 2000 compared to 1999. Lower margins reduced gross profits by $14.5 million. Excluding the impact of acquisitions, administrative expenses were $1.8 million lower in 2000 than in 1999.

COMMERCIAL PRINTING

The following table presents the reported sales and operating income of our commercial printing business, as well as its sales and operating income excluding the results of certain of its operations that are held for sale and the restructuring and impairment charges recorded in 2001 and 2000 ("New Commercial Printing").

                                                    YEAR ENDED DECEMBER 31                     % CHANGE
(dollars in thousands)                         2001          2000          1999            2001         2000
----------------------------------------------------------------------------------------------------------------
Net sales
   Reported                                  $817,937      $961,780      $795,552          (15)%          21%
   New Commercial Printing*                  $782,286      $918,140      $756,811          (15)%          21%
----------------------------------------------------------------------------------------------------------------

Operating income
   Reported                                  $ 14,763      $ 54,758      $ 65,108          (73)%         (16)%
   New Commercial Printing*                  $ 15,974      $ 52,648      $ 59,673          (70)%         (12)%
----------------------------------------------------------------------------------------------------------------

*Excludes sales and operating income of certain operations of our commercial printing business held for sale. New Commercial Printing sales include sales to Curtis 1000 Inc. and other operations being divested, which sales are anticipated to continue subsequent to the dispositions of these operations.

The economic slowdown in 2001 had a significant impact on our commercial printing business. Sales of New Commercial Printing were down 15% from the prior year. Excluding the impact of acquisitions completed in 2000, the sales decline was $147.3 million, or 16%. Customers have reduced spending on advertising in reaction to the recession, which has directly impacted our commercial printing business. We estimate that approximately 50% of commercial printing sales are related to advertising. Reductions in spending by our customers on print advertising account for approximately 28% of the sales decline in 2001. In addition, sales to our technology and telecommunications customers were down approximately $30 million, or approximately 20% of the decline, in 2001. The remaining sales decline was due to general reductions in demand and increased competition.

New Commercial Printing's sales in 2000 were up 21%. Excluding the impact of sales by companies acquired in 2000 and 1999, the increase was 13%. Sales of annual reports, automotive brochures, magazine inserts and printed educational materials were strong in 2000 and responsible for much of this growth.

The decline in operating income of New Commercial Printing in 2001 was primarily related to the significant sales decline in 2001. Contribution margin lost due to lower sales was more than $40 million. This reduction was offset by a reduction in administrative expenses, before considering acquisitions, of $3.3 million.

In 2000, New Commercial Printing's operating income declined 12%. Excluding the impact of acquisitions completed in 2000 and 1999, the decline in operating income was 17%. Despite the increase in sales during 2000, margins declined primarily due to significant operating problems at four of our printing plants. The operating income at these four plants was $10.1 million lower in 2000 than in 1999, before considering charges of $6.1 million to write-off assets and adjust accruals at two of these plants. A change in mix of business in 2000 also had a negative impact on results.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $152.0 million from continuing operations in 2001 compared to $131.4 million in 2000 and $107.2 million in 1999. While earnings declined in 2001 and 2000, non-cash charges increased primarily due to the increase in the non-cash portion of the restructuring and asset impairment charges recorded in 2001 and 2000. In addition, working capital, which consists of current assets exclusive of cash and cash equivalents, net assets of discontinued operations and net assets held for sale, less current liabilities, exclusive of the current portion of long-term debt, was reduced $88.5 million in 2001 to $135.2 million at December 31, 2001 compared to a reduction of $35 million in 2000 and an increase of $4.3 million 1999.

Capital expenditures, excluding acquisitions, were $26.8 million in 2001, $57.8 million in 2000 and $65.1 million in 1999. We anticipate capital expenditures of approximately $42 million in 2002.

Consistent with our new strategy to reduce our leverage, free cash flow in 2001 was used primarily to reduce debt. There were no significant acquisitions in 2001. In 2000, we obtained a new senior secured credit facility to fund the acquisition of American Business Products, Inc. for $331.1 million in cash plus $7.5 million of assumed debt. We sold the extrusion coating and laminating operation of American Business Products in September 2000 for after-tax cash proceeds of approximately $110.6 million. Other acquisitions in 2000 included three commercial printing companies and an envelope company. The cash paid for these four companies totaled $48.1 million. Debt was the principal source of funds used in 1999 for the acquisitions of seven printing companies and one envelope company for purchase prices totaling $130.9 million.

We repurchased 1,821,000 shares of common stock for an aggregate purchase price of $10.0 million during 2000. We did not repurchase any common stock in 2001 and have no plans to do so in 2002. In addition, we repurchased $13.0 million of our outstanding convertible subordinated notes in 2000. These transactions reduced the number of shares outstanding on a fully diluted basis by 473,402 and 541,491, respectively. The impact on diluted earnings per share was not material.

The percentage of New Mail-Well's debt to total capital was 70.2% at December 31, 2001, up from 69.1% at December 31, 2000.

         The following table summarizes our cash obligations as of December 31, 2001:

                                                       PAYMENTS DUE BY PERIOD
                                                       ----------------------
(in thousands)                 Less than 1 year    Years 2 and 3    Years 4 and 5    Thereafter          Total
--------------------------------------------------------------------------------------------------------------
Long-term debt                         $302,822          $40,004         $194,228      $315,945     $  852,999
Operating leases                         33,844           56,913           42,545        32,066        165,368
--------------------------------------------------------------------------------------------------------------

Total cash obligations                 $336,666          $96,917         $236,773      $348,011     $1,018,367
--------------------------------------------------------------------------------------------------------------

Long-term debt due during 2002 includes the retirement of our convertible notes, other current debt and the portion of our bank borrowings that will be paid from the proceeds from our planned divestitures pursuant to the terms of our senior credit facility, net of amounts that would become available as a result of such repayments under our revolving credit facility.

At December 31, 2001, we had outstanding letters of credit of approximately $5.9 million related to performance and payment guarantees. In addition, we have issued letters of credit of $16.1 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Our convertible notes mature in November 2002. We intend to offer $300 million in new senior debt securities with a ten year maturity, with the net proceeds from the offering used to pay down our senior credit facility. In conjunction with this offering, we are obtaining an amendment to the senior credit facility that, upon completion of the offering, will allow us to set aside funds under the senior credit facility needed for the retirement of the convertible notes on or before their maturity, subject to meeting applicable borrowing conditions.

We expect to be able to fund our operations, capital expenditures and debt and other contractual commitments over the next 12 months from internally generated cash flow and funds available under our revolving credit facility. In addition, we expect to receive approximately $300 million in proceeds from the sales of our planned divestitures. At December 31, 2001, we had $131.5 million of unused available credit under our revolving credit facilities.

OUTLOOK

The economic downturn in 2001 continues to affect our business in 2002. We do not expect significant increases in sales or improvements in our margins until the economy, and especially advertising, rebounds. In the meantime, we have continued to take steps through our strategic initiatives and otherwise to reduce costs and improve our operations.

SEASONALITY AND ENVIRONMENT


Our commercial printing business experiences seasonal variations. Our revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October, and calendars May to September. As a result of these seasonal variations, we are at near capacity in some facilities at certain time during these periods.

Several consumer direct market segments served by our envelope business, such as photo finishing packaging and certain segments of the direct mail market, experience seasonality, with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases. Seasonality is offset by the diversity of our other products and markets, which are not materially affected by seasonal conditions.

Environmental matters have not had a material financial impact on our historical operations and are not expected to have a material impact in the future.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, income taxes, restructuring costs, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

The most significant judgments made in our financial statements for 2001 involve the estimation of net sales proceeds to be received form the sales of our discontinued operations and assets held for sale. We have based our estimates on indications of value expressed by prospective buyers and the advice of our financial advisors. We do not expect the actual proceeds to be significantly different from our estimates; however, until we have completed each of our planned divestitures, the possibility exists that actual proceeds could be materially different from our estimates.

We exercise judgment in evaluating our long-lived assets for impairment. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions.

We are self-insured for the majority of our workers' compensation costs and group health insurance costs. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

The determination of our tax provision is complex due to the number of acquisitions we have completed and due to operations in several tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income.

ADDITIONAL FINANCIAL INFORMATION

See Exhibit 99.1 filed with this report for the unaudited Consolidating Condensed Financial Information of Mail-Well I Corporation, as Issuer, certain of its subsidiaries as guarantor subsidiaries, certain of its subsidiaries as non-guarantor subsidiaries and Mail-Well, Inc. as parent guarantor. These statements are provided for compliance with the reporting requirements under the indenture for the 8 3/4% Senior Subordinated Notes due in 2008.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

We will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of $7.1 million ($0.15 per share) in 2002. We will reclassify an assembled workforce intangible asset with an unamortized balance of $3.9 million and a customer relationship intangible asset with unamortized balance of $9.4 million along with a related deferred tax liability of $5.1 million to goodwill at the date of adoption. We will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to complete the first step by June 30, 2002. Based on steps we have taken to prepare for the adoption of SFAS 142, it is possible that a portion of the unamortized goodwill related to our commercial printing business, which totals $213.5 million, will be impaired using the impairment measurement methodology required by SFAS 142. We have not yet determined the amount of the potential impairment loss, if any. Any impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We will complete measurement of any impairment loss upon the initial adoption of SFAS No. 142 by December 31, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We will adopt SFAS 144 as of January 1, 2002 and do not anticipate any immediate impact from the adoption of this statement.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS 143 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS 143 on the consolidated financial statements.

FORWARD LOOKING INFORMATION

Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Such statements reflect the current views of Mail-Well with respect to future events and are subject to risks and uncertainties. Actual results may differ materially form those expressed or implied in these statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying the Company's forward-looking statements:

    o We reported losses for the last three fiscal quarters of 2001 primarily as a result of expenses related to our restructuring initiatives and the economic slowdown, which in particular adversely affected our sales to significant advertising and automotive customers and direct mail. Our ability to return to profitability depends in part on our customers' recovery from this slowdown and the success of our efforts to reduce operating expenses through our plant consolidations and ongoing cost-cutting measures in connection with our recent strategic initiatives. Our operating results are difficult to predict, and we cannot provide assurance we will be successful in achieving increased revenues, positive cash flows or profitability.

    o The Company has outstanding $139 million in aggregate principal amount of 5% convertible notes. The convertible notes are due November 1, 2002. We expect to use available cash and, to the extent necessary, borrowings under our revolving credit facility to repay these notes. The senior credit facility has several conditions to borrowing. If we are unable to satisfy all of these conditions, we would be unable to borrow under the senior credit facility to repay the convertible notes. We would then need to obtain the funds to repay the convertible notes through other sources, which funds may not be available to us on favorable terms, on a timely basis or at all. The Company's failure to pay the convertible notes when due would be an event of default under the convertible notes.

    o In May 2001, we announced the adoption of a strategic restructuring plan that calls for the divestiture of our label and printed office products businesses. We currently continue to operate those businesses much as we have in the past but, for accounting purposes, we account for these operations as "discontinued operations." The implementation of our plan to sell these businesses may adversely affect the results of operations of these businesses due to diversion of management's attention, the impact on customers and other factors. We have sold Curtis 1000 Inc., but we have not entered into any other definitive agreements of sale. There can be no assurance that we will be able to consummate any sale of those businesses, or that the terms, conditions or timing of any sale, if consummated, will achieve the results contemplated by our restructuring plan. We intend to use the proceeds of these proposed sales to repay some of our existing debt under our senior credit facility. There can be no assurance that we will receive cash proceeds in the amounts contemplated by our strategic plan to retire a material amount of existing debt. In addition, if any proposed sale is consummated, we may have to retain certain liabilities associated with those business segments' prior operations, including pension benefit obligations, environmental liabilities and indemnification obligations customarily contained in sale agreements.

    o In the past, we have grown rapidly through acquisitions. Although we believe that our experience in making acquisitions is an important asset, our strategic plan and the terms of our senior credit facility limit the acquisitions that we may currently pursue. To the extent that we pursue acquisitions, we cannot be certain that we will be able to identify and acquire other businesses on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate the acquired businesses into our current business or profitably manage them.

    o The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts. Most of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific printing jobs, and repeat business largely depends on our customers' satisfaction with the work we do. Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various printing operations in any given quarter. We depend to some extent on sales to certain industries such as the advertising and automotive industries. We estimate that approximately 50% of our commercial printing sales are related to advertising. To the extent these industries experience downturns, as is currently the case in advertising, the results of our operations are adversely affected.

    o The printing industry in which we compete is extremely fragmented and highly competitive. In the commercial printing market, we compete against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality. In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets. There currently is excess capacity in the printing industry, which could result in excessive price competition. We are constantly seeking ways to reduce our costs and become more efficient competitor. However, we cannot be certain that these efforts will be successful or that our competitors will not be more successful in their similar efforts to reduce costs and become more efficient. If we fail to reduce costs and increase productivity, we may face decreased profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

    o Most envelopes used in the United States and Canada are sent through the mail and as a result, postal rates can significantly affect envelope usage. Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent, including direct mail, which is a significant portion of our envelope volume. We cannot be sure that direct mail marketers will not reduce their volume as a result of any increases. Because rate increases in the U.S. and Canada are outside our control, we can provide no assurance that any increases in U.S. and/or Canadian postal rates will not have a negative effect on the level of mail sent, or the volume of envelopes purchased, in either or both countries. In such event, we would expect to experience a decrease in cash flow and profitability or financial position. Factors other than postal rates that detrimentally affect the volume of mail sent through the U. S. and Canadian postal systems may also negatively affect our business. If the threats of mass bio-terrorism in the U. S. mail system persist, or if there is a perception of a lack of safety in the U. S. or Canadian postal systems, we cannot be sure that direct mail marketers will not reduce their volume as a result of any such persisting threats or insecurity, or that such decreases in demand will not have a negative effect on the level of mail sent or the volume of envelopes purchased.

    o As of December 31, 2001, we had approximately 13,150 full-time employees, of whom approximately 2,315 were members of various local labor unions. If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. A lengthy strike could result in a material decrease in our cash flow or profitability.

    o Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do no affect the operating margins of our commercial printing business because we historically have been able to pass on paper price increases and increased proceeds from waste paper sales. Paper pricing does, however, impact the operating margins of our envelope business because we generally are not able to increase our prices as quickly as paper prices increase. We cannot be certain that we will be able to continue to pass on future increases in the cost of paper. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in our volume of units sold. For example, successive paper price increases during late 1995 and early 1996 resulted in a decline in demand for our products, particularly from the direct mail advertising industry. Although we have been successful in negotiating favorable pricing terms with paper vendors, we cannot be certain we will be successful in negotiating favorable pricing terms in the future. This may result in decreased sales volumes as well as decreased cash flow and profitability. Due to the significance of paper in the manufacture of most of our products, we depend on the availability of paper. During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers. As a result of our large volume paper purchases from several paper producers, we generally have not experienced difficulty in obtaining adequate quantities of paper, although we have occasionally experienced minor delays in delivery. Although we believe that our attractiveness to vendors as a large volume paper purchaser will continue to enable us to receive adequate supplies of paper in the future, unforeseen developments in world paper markets coupled with shortages of raw paper could result in a decrease in supply, which in turn would cause a decrease in the volume of products we could produce and sell and a corresponding decrease in cash flow and profitability.

    o Our envelope manufacturing and printing business is highly dependent upon the demand for envelopes sent through the mail. Such demand comes from utility companies, banks and other financial institutions, among others. Our printing business also depends upon demand for printed advertising and business forms, among others. Customers increasingly use the Internet and other electronic media to purchase goods and services, and for other purposes such as paying utility and credit card bills. Advertisers use them for targeted campaigns directed at specific electronic user groups. Large and small businesses use electronic media to conduct business, send invoices and collect bills. As a result, we expect the demand for envelopes and other printed materials for these purposes to decline. Although we expect countervailing trends, such as the growth of targeted direct mail campaigns based upon mailing lists generated by electronic purchases, to cause overall demand for envelopes and other printed materials to continue to grow at rates comparable to recent historical levels, we cannot be certain that the acceleration of the trend towards electronic media such as the Internet and other alternative media will not cause a decrease in the demand for our products.

    o Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharge, waste generation, handling, management and disposal, and remediation of contaminated sites. In addition, some of the sellers from which we have bought businesses in the past have been designated as potentially responsible parties under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, or similar legislation in Canada, with respect to off-site disposal of hazardous waste at two sites. CERCLA imposes strict, and in certain circumstances joint and several, liability for response costs. Liability may also include damages to natural resources. We believe that we have minimal exposure as a result of such designations, either because indemnities obtained in the course of acquisitions or because of the de minimis nature of the claims, or both. We also believe that our current operations are in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that available indemnities will be adequate to cover all costs or that currently unknown conditions or matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not have a material adverse effect on our business or operations in the future.

    o Our success will continue to depend to a significant extent on our executive officers and other key management personnel. We do not as a matter of policy have employment agreements with our executive officers. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future. The success of our new strategic plan may depend, in part, on our ability to retain management personnel during the implementation of the plan. In addition, the success of any acquisitions we may pursue may depend, in part, on our ability to retain management personnel of the acquired companies. We do not carry key-person insurance on any of our managerial personnel.

The foregoing list of important factors is not exclusive.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor do we currently hedge interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts.

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At December 31, 2001 and 2000, we had variable rate debt outstanding of $402.3 million and $447.2 million, respectively. A 1% increase in LIBOR on the maximum amount available under our credit agreement, which is $546 million, would increase our interest expense by $5.5 million and reduce our net income by approximately $3.4 million.

We have operations in Canada, the United Kingdom and Mexico, and are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar, the British pound and the Mexican peso.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Mail-Well, Inc.

We have audited the accompanying consolidated balance sheets of Mail-Well, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules for each of the three years in the period ended December 31, 2001 listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail-Well, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                          ERNST & YOUNG LLP

Denver, Colorado
January 23, 2002, except for Note 15,
    as to which the date is February 22, 2002.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                                                                                                  DECEMBER 31
                                                                                             2001             2000
                                                                                       --------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                             $      809      $       94
    Accounts receivable, net                                                                 207,750         203,968
    Inventories, net                                                                         104,544         131,417
    Net assets of discontinued operations                                                    246,377         394,215
    Net assets held for sale                                                                  54,073               -
    Other current assets                                                                      67,001          58,026
                                                                                       --------------------------------
        Total current assets                                                                 680,554         787,720

Property, plant and equipment, net                                                           375,415         431,025
Goodwill and other intangible assets, net                                                    347,061         389,148
Other assets, net                                                                             46,094          45,064
                                                                                       --------------------------------
Total assets                                                                              $1,449,124      $1,652,957
                                                                                       ================================

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                                      $  142,521      $  127,912
    Accrued compensation and related liabilities                                              44,310          48,444
    Other current liabilities                                                                 57,245          57,978
    Current maturities of long-term debt                                                     302,822          40,040
                                                                                       --------------------------------
        Total current liabilities                                                            546,898         274,374

Long-term debt                                                                               550,177         879,753
Deferred income taxes                                                                         93,573          86,765
Other liabilities                                                                             16,599          26,212
                                                                                       --------------------------------
Total liabilities                                                                          1,207,247       1,267,104
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $0.01 par value; 25,000 shares authorized,
      none issued                                                                                  -               -
    Common stock, $0.01 par value; 100,000,000 shares authorized, 48,325,801 and 47,454,879 shares issued and outstanding at 2001 and 2000,
      respectively                                                                               483             474
    Paid-in capital                                                                          214,138         210,067
    Retained earnings                                                                         46,623         182,840

    Deferred compensation                                                                     (3,359)              -
    Accumulated other comprehensive loss                                                     (16,008)         (7,528)
                                                                                       --------------------------------
        Total shareholders' equity                                                           241,877         385,853
                                                                                       --------------------------------
Total liabilities and shareholders' equity                                                $1,449,124      $1,652,957
                                                                                       ================================

See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                                                            YEAR ENDED DECEMBER 31
                                                                    2001             2000              1999
                                                              ---------------------------------------------------
Net sales                                                        $1,653,471       $1,823,583        $1,533,840
Cost of sales                                                     1,324,091        1,438,435         1,182,893
                                                              ---------------------------------------------------
Gross profit                                                        329,380          385,148           350,947
Operating expenses:
    Selling, general and administrative                             238,111          248,808           202,721
    Amortization of intangibles                                      12,663           12,657             9,409
    Impairment of assets held for sale                                2,945                -                 -
    Restructuring, asset impairments and other charges               41,845            6,160             1,807
                                                              ---------------------------------------------------
         Total operating expenses                                   295,564          267,625           213,937
Operating income                                                     33,816          117,523           137,010
Other (income) expense:
    Interest expense                                                 52,751           62,127            40,208
    Other (income) expense                                            1,790              974            (1,228)
                                                              ---------------------------------------------------
Income (loss) from continuing operations,
    before income taxes                                             (20,725)          54,422            98,030
Provision (benefit) for income taxes                                 (7,684)          20,213            39,428
                                                              ---------------------------------------------------
Income (loss) from continuing operations                            (13,041)          34,209            58,602
Income (loss) from discontinued operations,
    net of income tax expense (benefit) of $90, $(1,525)
    and $3,920, respectively                                         (2,176)          (8,038)            5,880
Loss on disposal of discontinued operations, net of
    income tax benefit of $45,779                                  (121,000)               -                 -
                                                              ---------------------------------------------------
Income (loss) before extraordinary items                           (136,217)          26,171            64,482
Extraordinary items, net of income taxes of $907                          -            1,447                 -
                                                              ---------------------------------------------------
Net income (loss)                                                $ (136,217)      $   27,618        $   64,482
                                                              ===================================================

Earnings (loss) per share - basic:
    Continuing operations                                            $(0.27)           $0.70             $1.20
    Discontinued operations                                           (2.59)           (0.16)             0.12
    Extraordinary item                                                    -             0.03                 -
                                                              ---------------------------------------------------
    Earnings (loss) per share - basic                                $(2.86)           $0.57             $1.32
                                                              ===================================================
Earnings (loss) per share - diluted:
    Continuing operations                                            $(0.27)           $0.69             $1.10
    Discontinued operations                                           (2.59)           (0.16)             0.10
    Extraordinary item                                                    -             0.03                 -
                                                              --------------------------------------------------
    Earnings (loss) per share - diluted                              $(2.86)           $0.56             $1.20
                                                              ===================================================


See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
                                                                                   YEAR ENDED DECEMBER 31
                                                                              2001          2000          1999
                                                                        ----------------------------------------------
Cash flows from operating activities:
    Income (loss) from continuing operations                               $ (13,041)    $   34,209    $  58,602
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by operating activities:
        Depreciation                                                          40,966         42,855       34,141
        Amortization                                                          18,669         17,367       11,653
        Extraordinary gain on early retirement of debt                             -         (2,355)           -
        Noncash portion of restructuring and impairment charges               14,022          4,657            -
        Deferred income taxes                                                  2,850          8,121       12,215
        Loss (gain) on disposal of assets                                        582           (923)      (1,172)
        Other noncash charges (credits), net                                     958            902       (1,203)
        Changes in operating assets and liabilities,
          excluding the effects of acquired businesses:
             Accounts receivable                                              56,316        (12,472)     (14,678)
             Inventories                                                      18,667           (991)     (12,388)
             Accounts payable and accrued compensation                        16,269         24,272       19,019
             Income tax payable                                               (6,094)        26,817        7,748
             Other working capital changes                                     3,295         (2,672)      (3,970)
        Other, net                                                            (1,476)        (8,387)      (2,763)
                                                                        ----------------------------------------------
             Net cash provided by operating activities                       151,983        131,400      107,204
Cash flows from investing activities:
    Acquisitions, net of cash acquired                                        (3,838)      (227,044)    (130,910)
    Capital expenditures                                                     (26,799)       (57,772)     (65,087)
    Proceeds from divestiture                                                      -        110,646            -
    Proceeds from sales of property and equipment                              3,777         30,941        7,259
    Purchase of investment                                                      (100)        (1,500)           -
                                                                        ----------------------------------------------
             Net cash used in investing activities                           (26,960)      (144,729)    (188,738)
Cash flows from financing activities:
    Increase (decrease) in accounts receivable financing facility            (75,000)       (73,500)      95,900
    Proceeds from exercise of stock options                                      413            335        2,029
    Proceeds from issuance of long-term debt                                 634,404      1,131,069      386,116
    Repayments of long-term debt                                            (699,188)      (879,316)    (314,289)
    Capitalized loan fees                                                     (4,439)       (15,002)      (1,481)
    Repurchases of common stock                                                    -        (10,000)           -
    Redemption of a nonvoting common stock of a subsidiary                         -         (3,508)           -
                                                                        ----------------------------------------------
             Net cash provided by (used in) financing activities            (143,810)       150,078      168,275
Effect of exchange rate changes on cash and cash equivalents                     (60)             -           16
Cash flows from discontinued operations                                       19,562       (136,925)     (86,487)
                                                                        ----------------------------------------------
Net increase (decrease) in cash and cash equivalents                             715           (176)         270
Cash and cash equivalents at beginning of year                                    94            270            -
                                                                        ----------------------------------------------
Cash and cash equivalents at end of year                                   $     809     $       94    $     270
                                                                        ==============================================


See notes to consolidated financial statements.

MAIL-WELL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)
                                                                                                   ACCUMULATED
                                                                                                      OTHER           TOTAL
                                                 COMMON     PAID-IN     RETAINED      DEFERRED     COMPREHENSIVE  SHAREHOLDERS'
                                                 STOCK      CAPITAL     EARNINGS    COMPENSATION   INCOME (LOSS)     EQUITY
                                               --------------------------------------------------------------------------------
Balance at December 31, 1998                      $488     $217,218    $  90,740      $     -        $ (9,071)      $ 299,375
Comprehensive income:
  Net income                                                              64,482                                       64,482
  Other comprehensive income (loss):
    Pension liability adjustment, net
       of tax of $76                                                                                      122             122
    Currency translation adjustment                                                                     8,768           8,768
    Unrealized loss on investment, net of tax
       benefit of $11                                                                                     (18)            (18)
                                                                                                                  -------------
  Other comprehensive income                                                                                            8,872
                                                                                                                  -------------
    Total comprehensive income                                                                                         73,354
Exercise of stock options                            4        2,025                                                     2,029
Adjustment to deferred tax asset for:
  Pooled entities                                              (168)                                                     (168)
  Stock options                                                 757                                                       757
Other                                                           (37)                                                      (37)
                                               --------------------------------------------------------------------------------
Balance at December 31, 1999                       492      219,795      155,222            -            (199)        375,310
Comprehensive income:
  Net income                                                              27,618                                       27,618
  Other comprehensive income (loss):
    Pension liability adjustment, net of tax
       benefit of $72                                                                                    (115)           (115)
    Currency translation adjustment                                                                    (6,555)         (6,555)
    Unrealized loss on investments, net of tax
       benefit of $412                                                                                   (659)           (659)
                                                                                                                  -------------
  Other comprehensive loss                                                                                             (7,329)
                                                                                                                  -------------
    Total comprehensive income                                                                                         20,289
Exercise of stock options                            1          334                                                       335
Purchase and retirement of common stock            (18)      (9,982)                                                  (10,000)
Other                                               (1)         (80)                                                      (81)
                                               --------------------------------------------------------------------------------
Balance at December 31, 2000                       474      210,067      182,840            -          (7,528)        385,853
Comprehensive income (loss):
  Net loss                                                              (136,217)                                    (136,217)
  Other comprehensive income (loss):
    Pension liability adjustment, net of tax
       benefit of $581                                                                                   (928)           (928)
    Currency translation adjustment                                                                    (8,467)         (8,467)
    Unrealized loss on investments, net of tax
       of $119                                                                                            915             915
                                                                                                                  -------------
  Other comprehensive loss                                                                                             (8,480)
                                                                                                                  -------------
    Total comprehensive loss                                                                                         (144,697)
Exercise of stock options                            2          411                                                       413
Deferred compensation                                7        3,679                    (3,686)                              -
Amortization of deferred compensation                                                     327                             327
Other                                                           (19)                                                      (19)
                                               --------------------------------------------------------------------------------
Balance at December 31, 2001                      $483     $214,138    $  46,623      $(3,359)       $(16,008)      $ 241,877
                                               ================================================================================

See notes to consolidated financial statements.

                       MAIL-WELL INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Mail-Well, Inc. and subsidiaries (collectively, the "Company") prints and manufactures envelopes in the United States and Canada and is a leading commercial printer in the United States. The Company, headquartered in Englewood, Colorado, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Mail-Well, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Except as otherwise noted, all amounts and disclosures have been restated to reflect only the Company's continuing operations (see note 3).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

See Exhibit 99.1 filed with this report for the unaudited Consolidating Condensed Financial Information of Mail-Well I Corporation, as Issuer, certain of its subsidiaries as guarantor subsidiaries, certain of its subsidiaries as non-guarantor subsidiaries and Mail-Well, Inc. as parent guarantor. These statements are provided for compliance with the reporting under the indenture for the requirements of the 8 3/4% Senior Subordinated Notes due in 2008.


REVENUE RECOGNITION

Revenue is recognized at the time product is shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed, and collectibility of the related receivable is reasonably assured.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs billed to customers are recognized in net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit and investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

ACCOUNTS RECEIVABLE

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Allowances for doubtful accounts of $4.7 million and $4.4 million have been applied as reductions of accounts receivable at December 31, 2001 and 2000, respectively.

INVENTORIES

Inventory values include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. These values are presented at the lower of cost or market, with cost determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures that increase the capacity, efficiency or useful lives of existing assets are capitalized.

For financial reporting purposes, depreciation is calculated using the straight-line method based on the estimated useful lives of 15 to 45 years for buildings and improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures. For tax purposes, depreciation is computed using accelerated methods.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over 40 years. Other intangibles primarily arise from the purchase price allocations of businesses acquired and are based on independent appraisals or internal estimates and are amortized on a straight-line basis over appropriate periods (currently four to 21 years). Accumulated amortization was $46.9 million and $33.4 million at December 31, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

All long-lived assets, including goodwill and other intangibles, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated future undiscounted cash flows generated by their use. Impaired assets are written down to their estimated fair market value.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at current exchange rates. Income and expense items are translated at the average rates for the year. The effects of translation are included as a component of other comprehensive income. Foreign currency transaction gains and losses are recorded in income when realized.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $7.1 million ($0.15 per share) in 2002. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $3.9 million and a customer relationship intangible asset with an unamortized balance of $9.4 million along with a related deferred tax liability of $5.1 million to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to complete the first step by June 30, 2002. Based on steps the Company has taken to prepare for the adoption of SFAS No. 142, it is possible that a portion of the unamortized goodwill related to the commercial printing segment, which totals $213.5 million, will be impaired using the impairment measurement methodology required by SFAS No. 142. The Company has not yet determined the amount of the potential impairment loss, if any. Any impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company will complete measurement of any impairment loss upon the initial adoption of SFAS No. 142 by December 31, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company will adopt SFAS No. 144 as of January 1, 2002 and does not anticipate any immediate impact from the adoption of this statement.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company is evaluating the impact of the adoption of SFAS No. 143 on the consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       ACQUISITIONS

The acquisitions described below have been accounted for as purchases; accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values with the excess of the purchase price over the estimated fair values recorded as goodwill. Certain of the Company's acquisition agreements provide for deferred payments by the Company, contingent upon future revenues or profits of the companies acquired. Such payments are capitalized and recorded as goodwill. The financial statements reflect the operations of the acquired businesses, from their respective acquisition dates.

ACQUISITIONS IN THE COMMERCIAL PRINTING SEGMENT

In January 2000, the Company acquired the assets and assumed certain liabilities of Braceland Brothers, Inc., located in Philadelphia, Pennsylvania; Atlanta, Georgia; and Steubenville, Ohio, for $13.7 million. The Philadelphia location has been closed. Goodwill recorded as a result of this acquisition was $3.1 million.

In May 2000, the Company purchased the stock of Craftsmen Litho, Inc., located in Waterbury, Connecticut, for $9.3 million. Goodwill recorded as a result of this acquisition was $5.5 million.

In June 2000, the Company purchased the stock of Strathmore Press, Inc., located in Cherry Hill, New Jersey, for $9.3 million. This company has been consolidated with another operation in the Philadelphia area. Goodwill recorded as a result of this acquisition was $4.9 million.

During 1999, the Company paid $103.6 million and assumed debt of $1.6 million to acquire seven commercial printing companies. The goodwill recorded in connection with these acquisitions was approximately $63.4 million.

ACQUISITIONS IN THE ENVELOPE SEGMENT

In February 2000, the Company acquired American Business Products, Inc. ("ABP") in a cash tender offer, in which the total value of the transaction, including the assumption of debt, was approximately $338.5 million. Goodwill recorded as a result of this acquisition was $154.6 million. In September 2000, the Company sold Jen-Coat, the extrusion and coating laminating business unit of ABP for $110.6 million. In June 2001, the Company announced its intent to divest Curtis 1000 and Discount Label, two other business units acquired in the ABP acquisition. Jen-Coat, Curtis 1000 and Discount Label have been included within the discontinued operations. International Envelope is the only ABP business unit included in continuing operations. The portion of the ABP purchase price allocated to International Envelope was $75.9 million including goodwill of $39.1 million.

In July 2000, the Company purchased the stock of CML Industries Ltd., a supplier of envelopes and converted paper products located in Ontario and Quebec, Canada, for $20.9 million. Goodwill recorded as a result of this acquisition was $12.1 million.

In October 1999, the Company purchased the stock of Northeastern Envelope, located in Braintree, Massachusetts, for $2.6 million. Goodwill recorded as a result of this acquisition was $1.3 million.

3.       DISCONTINUED OPERATIONS

In June 2001, the Company announced plans to sell its Label and Printed Office Products segments. Management expects to complete these dispositions by June 30, 2002. These segments have been segregated from continuing operations and reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The reported loss on disposition of the Label and Printed Office Products segments includes the write-down to net realizable value based on estimated proceeds, costs associated with the planned dispositions, the estimated earnings or losses from operations of the discontinued businesses through the expected date of these dispositions and the related income tax expense. Management has based its estimates of the sales proceeds expected from the divestitures of Label and Printed Office Products on data provided by its financial advisors and indications of value received from prospective buyers. The loss will be adjusted if management has information indicating that the actual sales proceeds are different than the estimates. The accrual for estimated earnings or losses from the measurement date to December 31, 2001 was not materially different than the actual results.

In September 2000, the Company sold Jen-Coat, the extrusion coating and laminating business segment of ABP. The operating results of this business unit were recorded as discontinued operations in the 2000 consolidated statement of operations.

Interest expense has been allocated to the operating results and the expected earnings included in the calculation of the loss on disposal of discontinued operations based upon the relative net assets of Jen-Coat, Label and Printed Office Products. This allocation of interest totaled $26.1 million, $30.0 million and $15.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Operating results of the discontinued operations are summarized as follows (in thousands):

                                                                     2001             2000            1999
                                                                ------------------------------------------------
     Net sales:
       Label                                                       $ 219,182         $223,994        $188,008
       Printed Office Products                                       386,446          377,636         165,382
       Jen-Coat                                                            -           56,036               -
                                                                ------------------------------------------------
                                                                   $ 605,628         $657,666        $353,390
                                                                ================================================

     Income (loss) from operations:
       Label                                                       $  (1,028)        $(15,005)       $  3,411
       Printed Office Products                                        (1,058)           3,721           6,389
       Jen-Coat                                                            -            1,721               -
                                                                ------------------------------------------------
                                                                      (2,086)          (9,563)          9,800
       Income tax expense (benefit)                                       90           (1,525)          3,920
                                                                ------------------------------------------------
                                                                   $  (2,176)        $ (8,038)       $  5,880
                                                                ================================================

     Loss on disposal of discontinued operations:
       Label                                                       $ (87,062)        $      -        $      -
       Printed Office Products                                       (79,717)               -               -
                                                                ------------------------------------------------
                                                                    (166,779)               -               -
       Income tax expense (benefit)                                  (45,779)               -               -
                                                                ------------------------------------------------
                                                                   $(121,000)        $      -        $      -
                                                                ================================================

The assets and liabilities of discontinued operations, which have been reflected as net assets of discontinued operations in the consolidated balance sheets, are summarized as follows (in thousands):

                                                                                     2001              2000
                                                                               ---------------------------------
     Label segment:
       Current assets                                                              $ 46,285          $ 59,569
       Long-term assets                                                              97,109           146,969
                                                                               ---------------------------------
          Total assets                                                              143,394           206,538

       Current liabilities                                                           40,085            29,751
       Long-term liabilities                                                          3,909             6,092
                                                                               ---------------------------------
          Total liabilities                                                          43,994            35,843
                                                                               ---------------------------------
     Net assets of the Label segment                                                 99,400           170,695

     Printed Office Products segment:
       Current assets                                                                56,227            65,961
       Long-term assets                                                             158,875           222,313
                                                                               ---------------------------------
          Total assets                                                              215,102           288,274

       Current liabilities                                                           49,068            40,319
       Long-term liabilities                                                         19,057            24,435
                                                                               ---------------------------------
          Total liabilities                                                          68,125            64,754
                                                                               ---------------------------------
     Net assets of the Printed Office Products segment                              146,977           223,520
                                                                               ---------------------------------
          Net assets of discontinued operations                                    $246,377          $394,215
                                                                               ==================================

Assets primarily consist of accounts receivable, inventories, property and equipment and deferred income taxes. Liabilities primarily consist of accounts payable, accrued expenses, deferred income taxes and other long-term liabilities. The net assets of discontinued operations presented in the 2001 consolidated balance sheet include the write-down of assets to estimated net realizable value, the accrual of obligations associated with the sale of the two segments and the accrual of estimated earnings from December 31, 2001 to the expected date of disposal.

4.       ASSETS HELD FOR SALE

The Company's divestiture plans also include the sale of certain operations that are not strategic to its Envelope and Commercial Printing segments. The Company expects to complete the dispositions of these operations by June 30, 2002. The following table presents the sales and operating income of these operations for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                    2001              2000            1999
                                                               -----------------------------------------------
     Sales                                                        $112,626          $120,045        $96,070
     Operating income                                                9,999            13,189         11,584

Certain of these assets were written down to their fair market values based on estimated sales proceeds resulting in an impairment charge of $2.9 million in 2001.

The assets of these operations at December 31, 2001 totaled $67.4 million and are reported net of $13.3 million of related liabilities and are reflected as "Net assets held for sale" in the accompanying 2001 consolidated balance sheet.

5.       SUPPLEMENTAL BALANCE SHEET INFORMATION

INVENTORIES

The Company's inventories by major category are as follows (in thousands):

                                                                                      2001              2000
                                                                                 -------------------------------
     Raw materials                                                                  $ 29,964         $ 44,083
     Work in process                                                                  21,868           27,955
     Finished goods                                                                   56,768           63,695
                                                                                 -------------------------------
                                                                                     108,600          135,733
     Reserves                                                                         (4,056)          (4,316)
                                                                                 -------------------------------
                                                                                    $104,544         $131,417
                                                                                 ===============================

PROPERTY, PLANT AND EQUIPMENT

The Company's investment in property, plant and equipment consists of the following (in thousands):

                                                                                     2001             2000
                                                                               --------------------------------
     Land and land improvements                                                   $  11,818        $  19,707
     Buildings and improvements                                                      95,939          104,165
     Machinery and equipment                                                        429,206          447,396
     Furniture and fixtures                                                          13,091           13,259
     Construction in progress                                                         8,922            9,735
                                                                               --------------------------------
                                                                                    558,976          594,262
     Accumulated depreciation                                                      (183,561)        (163,237)
                                                                               --------------------------------
                                                                                  $ 375,415        $ 431,025
                                                                               ================================

ACCUMULATED OTHER COMPREHENSIVE LOSS

The after-tax components comprising accumulated other comprehensive loss are as follows (in thousands):

                                                                                     2001              2000
                                                                                -------------------------------
     Currency translation adjustment                                               $(14,934)         $(6,467)
     Pension liability adjustment                                                    (1,074)            (146)
     Unrealized loss on investments                                                       -             (915)
                                                                                -------------------------------
                                                                                   $(16,008)         $(7,528)
                                                                                ===============================

6.       LONG-TERM DEBT

At December 31, 2001 and 2000, long-term debt consists of the following (in thousands):

                                                                                     2001              2000
                                                                                --------------------------------
     Secured Senior Credit Facility:
       Tranche A term loan, due 2006                                               $ 194,918         $237,586
       Tranche B term loan, due 2007                                                 192,749          209,603
       Revolving loan facility, due 2006                                               6,000                -
     Senior Subordinated Notes, due 2008                                             300,000          300,000
     Convertible Subordinated Notes, due 2002                                        139,063          139,063
     Other                                                                            20,269           33,541
                                                                                --------------------------------
                                                                                     852,999          919,793
     Less current maturities                                                        (302,822)         (40,040)
                                                                                --------------------------------
     Long-term debt                                                                $ 550,177         $879,753
                                                                                ================================

In February 2000, the Company entered into an $800,000,000 Senior Secured Credit Facility (the "Credit Facility"). The Credit Facility originally consisted of a $300 million Tranche A term loan, a $250 million Tranche B term loan and a $250 million revolving loan facility. The Company is required to repay $33.3 million in principal on the Tranche A term loan in 2002, increasing $7.8 million each year through 2005 with a final payment of $14.7 million in 2006. The Company is required to repay $490,000 each quarter on the Tranche B term loan through the first quarter of 2005, with four quarterly balloon payments of $46.1 million per quarter thereafter. Any optional or required prepayments of principal are applied proportionately between the Tranche A and B term loans. Interest under the Credit Facility, which is payable quarterly, is based on London Interbank Offered Rate ("LIBOR") plus a margin. At December 31, 2001, the interest rates on Tranche A and B term loans were 5.56% and 5.77%, respectively, and the interest rate on the revolving loan facility was 6.75%. The Credit Facility is secured by substantially all of the Company's domestic property.

In November 1998, the Company issued $300,000,000 of 8.75% Senior
Subordinated Notes (the "Senior Notes"), which are due November 2008. Interest is payable semi-annually. The Company may redeem the Senior Notes, in whole or in part, on or after December 15, 2003, at redemption prices which range from 100% to 104.375%, plus accrued and unpaid interest.

In November 1997, the Company issued $152,050,000 of 5% Convertible Subordinated Notes due 2002 (the "Convertible Notes"). Interest is payable semi-annually. The Convertible Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $19.00 per share at any time prior to November 1, 2002. In March 2000, the Company repurchased $12,987,000 of the outstanding Convertible Notes at a discount and recorded a gain of $2,989,000, which was reported net of tax as an extraordinary item in the consolidated statements of operations. The Credit Facility provides for the funds needed for the mandatory retirement of the Convertible Notes on their due date, subject to meeting applicable borrowing conditions.

Other long-term debt is primarily term debt with banks with interest rates which range from 6.0% to 12.0% at December 31, 2001. Other long-term debt also includes capital lease obligations.

At December 31, 2001, the Company had $131.5 million available on its existing lines of credit.

In February 2000, the Company wrote off deferred financing costs of $635,000 capitalized in connection with the bank borrowings, which were repaid in February 2000. The charge is reported net of tax as an extraordinary item in the consolidated statements of operations.


The aggregate annual maturities for long-term debt at December 31, 2001 are as follows (in thousands):


         2002                                                $302,822
         2003                                                  27,814
         2004                                                  12,190
         2005                                                  13,832
         2006                                                 180,396
         Thereafter                                           315,945
                                                          --------------
                                                             $852,999
                                                          ==============

Current maturities include the anticipated retirement of the Convertible Notes and also include the portion of bank borrowings that will be paid from the proceeds from planned divestitures pursuant to the terms of the Credit Facility, net of amounts that would become available as a result of such repayments under the revolving credit facility due in 2006.

The Credit Facility, Senior Notes and Convertible Notes contain certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness or issue capital stock, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to satisfy certain financial covenants. As of December 31, 2001, the Company is in compliance with all of these covenants.

Cash paid for interest (including interest allocated to discontinued operations) on long-term debt was $71,494,000, $89,923,000 and $51,849,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The estimated fair value of the Company's Credit Facility, Senior Notes, Convertible Notes and other long-term debt based on current rates available to the Company for debt of the same remaining maturity was $793.6 million and $794.2 million at December 31, 2001 and 2000, respectively.

7.       ACCOUNTS RECEIVABLE FINANCING FACILITY

In 2000 and until July 2001, the Company utilized an accounts receivable financing facility which entitled the Company to transfer, without recourse, certain trade accounts receivable to a special purpose entity and to receive up to $75 million from a group of unrelated third party purchasers at a cost of funds equal to commercial paper rates. The Company continued to service the receivables that were transferred to the special purpose entity under the facility for which it received a fee as specified by the facility and considered adequate compensation.

At December 31, 2000, net accounts receivable of $151.1 million had been transferred to the special purpose entity under the facility. Of the total transferred, $75.0 million was sold to third party purchasers. The value of the Company's retained subordinated interest at December 31, 2000 was $75.4 million and is included in accounts receivable in the consolidated balance sheet. This value was determined by considering the average life of accounts receivables, which was 45 days, and the rate of expected credit losses, which was very low due to the collection experience of the Company. The facility was terminated in July 2001.

8.       INCOME TAXES

Income (loss) from continuing operations for the years ended December 31, 2001, 2000 and 1999 was (in thousands):

                                                                   2001              2000             1999
                                                              --------------------------------------------------
     Domestic                                                    $(48,748)          $31,721          $77,415
     Foreign                                                       28,023            22,701           20,615
                                                              --------------------------------------------------
     Income (loss) from continuing operations
       before income taxes                                       $(20,725)          $54,422          $98,030
                                                              ==================================================

The provision for income taxes on income from continuing operations for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):


                                                                   2001             2000              1999
                                                              -------------------------------------------------
     Current tax provision (benefit):
       Federal                                                   $(18,293)          $ 3,338          $19,063
       Foreign                                                      9,589             8,421            6,244
       State                                                       (1,830)              333            1,906
                                                              -------------------------------------------------
                                                                  (10,534)           12,092           27,213
     Deferred provision:
       Federal                                                      2,234             6,218            9,537
       Foreign                                                        392             1,281            1,725
       State                                                          224               622              953
                                                              -------------------------------------------------
                                                                    2,850             8,121           12,215
                                                              -------------------------------------------------
     Provision (benefit) for income taxes                        $ (7,684)          $20,213          $39,428
                                                              =================================================

A reconciliation of the federal statutory tax rate to the Company's effective income tax rate is summarized below:

                                                                  2001              2000             1999
                                                              -----------------------------------------------
     Federal statutory tax rate                                   35.0%             35.0%            35.0%
     State tax, net of federal tax benefit                         3.5               3.5              3.5
     Nondeductible goodwill amortization                         (13.0)              4.9              2.2
     Nontaxable investment benefit                                10.4              (3.9)            (2.0)
     Other                                                         1.2              (2.4)             1.5
                                                              -----------------------------------------------
     Effective income tax rate                                    37.1%             37.1%            40.2%
                                                              ===============================================

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

                                                                                      2001            2000
                                                                                -------------------------------
     Deferred tax assets:
         Alternative minimum tax credit carryforwards                              $  5,563         $  4,413
         Net operating loss carryforwards                                             5,626              159
         Compensation and benefit related accruals                                   15,910           13,326
         Restructuring accruals                                                       8,620            6,179
         Accounts receivable                                                          1,718            2,986
         Other                                                                          896            4,566
         Valuation allowance                                                           (254)            (275)
                                                                                -------------------------------
     Total deferred tax assets                                                       38,079           31,354

     Deferred tax liabilities:
         Property, plant and equipment                                               91,349           83,843
         Goodwill and other intangibles                                              14,850           16,091
         Other                                                                        3,006            3,173
                                                                                -------------------------------
     Total deferred tax liabilities                                                 109,205          103,107
                                                                                -------------------------------
     Net deferred tax liability                                                    $ 71,126         $ 71,753
                                                                                ===============================

The net deferred income tax liability at December 31, 2001 and 2000 includes the following components (in thousands):

                                                                                      2001             2000
                                                                                --------------------------------
     Current deferred tax asset                                                     $ 22,447         $ 15,012
     Non-current deferred tax liability                                              (93,573)         (86,765)
                                                                                --------------------------------
       Total                                                                        $(71,126)        $(71,753)
                                                                                ================================

Net operating losses of $14.6 million are being carried forward and are available to reduce future taxable income. These net operating losses will expire in 2020. The Company also has tax credit carryforwards of $5.6 million at December 31, 2001, which may be carried forward indefinitely.

Cash payments for income taxes (including the amounts allocated to discontinued operations) were $2,385,000, $8,813,000 and $21,255,000 in
2001, 2000 and 1999, respectively.

The Company does not provide U.S. income taxes on the unremitted earnings of its foreign subsidiaries since these earnings are deemed permanently invested. Unremitted earnings of the Company's foreign subsidiaries as of December 31, 2001 were $70.9 million.

9.       RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

2001 RESTRUCTURING

In June 2001, the Company announced a new strategic plan, which includes plans to further consolidate certain operations to eliminate excess internal capacity in order to reduce costs and improve its long-term competitive position. The restructuring charge related to these plans totaled $37.4 million in 2001. Additional charges of approximately $38.0 million are expected in 2002. The following table presents the details of this restructuring charge, as well as other charges recorded in 2001 (in thousands):

                                                                     COMMERCIAL
                                                      ENVELOPE        PRINTING     CORPORATE         TOTAL
                                                   ------------------------------------------------------------
     Employee separation and related
       expenses                                        $ 9,042         $  385         $    -         $ 9,427
     Lease termination costs                             1,368            346              -           1,714
     Other exit costs                                   13,174          1,632              -          14,806
     Asset impairment charges                            8,178            601              -           8,779
     Strategic assessment costs                              -              -          2,677           2,677
                                                   ------------------------------------------------------------
       Total restructuring costs                        31,762          2,964          2,677          37,403
                                                   ------------------------------------------------------------
     Other charges                                       1,360          1,482          1,600           4,442
                                                   ------------------------------------------------------------
       Restructuring, asset impairments and
         other charges                                 $33,122         $4,446         $4,277         $41,845
                                                   ============================================================

The Envelope segment implemented a plan to consolidate nine of its manufacturing facilities over an 18-month period. This plan will substantially reduce excess internal capacity and improve utilization of equipment and resources at the remaining 41 plants. The employee separation and related expenses cover 923 employees to be terminated over the course of this project, of which 359 employees have been terminated as of December 31, 2001. Other exit costs include training expenses for those employees at the plants that are absorbing the sales of the plants being closed and external assistance in implementing the plant closures. As of December 31, 2001, plants in Omaha, Nebraska; Allentown, Pennsylvania; and Santa Fe Springs, California were closed. Equipment taken out of service as a result of these plant closures was written down $8.2 million to its fair market value.

Commercial Printing consolidated three of its printing operations in the Philadelphia, Pennsylvania area into one existing facility. This consolidation was done to improve the cost effectiveness of these operations and their competitive position in the Philadelphia market. The costs associated with this consolidation included severance and related expenses covering the termination of 25 employees all of whom have been terminated. Other exit costs included expenses incurred to move and reinstall equipment. Equipment taken out of service was written down $0.6 million to its fair market value.

In developing the Company's new strategic plan, outside advisors were engaged to research and evaluate markets, survey customers and assess existing strategies. Financial advisors were also engaged to evaluate options for improving the Company's capital structure. The cost of these advisors was $2.7 million.

The following table is an analysis of the reserve recorded for the 2001 restructuring (in thousands):

                                                                                  COMMERCIAL
                                                                 ENVELOPE          PRINTING           TOTAL
                                                              -------------------------------------------------

     Initial accrual                                             $13,449            $1,952           $15,401
        Payments for severance                                    (2,962)             (381)           (3,343)
        Payments for lease termination costs                        (219)             (608)             (827)
        Payments for other exit costs                               (142)              (45)             (187)
        Reversal of unused portion                                     -              (314)             (314)
                                                              -------------------------------------------------
     Balance, December 31, 2001                                  $10,126            $  604           $10,730
                                                              =================================================

The Company launched several initiatives during 2001 to significantly improve operations and marketing. Both Envelope and Commercial Printing have programs in place to institute best practices, install pricing disciplines and align equipment and services to better serve customers and markets. The Company has invested in outside assistance to expedite the implementation of these programs. The external incremental cost incurred totaled $2.1 million in 2001 and is included in other charges.

Other charges also include a $1.6 million write-off of an investment in a company developing a service to enable online management of the creative process of a printing job and a $0.7 million write-off in the envelope segment for the cost of a human resource information system that will not be implemented.

2000 RESTRUCTURING

In 2000, the Company began the comprehensive review of its operations, which ultimately led to the new strategy announced in 2001, and identified certain actions that could be taken at that time. The following table presents the details of the restructuring and asset impairment charges recorded in 2000 (in thousands):

                                                                                   COMMERCIAL
                                                                 ENVELOPE           PRINTING          TOTAL
                                                               -----------------------------------------------
     Employee separation and related expenses                     $   86             $  188           $  274
     Lease termination costs                                           -                428              428
     Other exit costs                                                  -                 45               45
     Asset impairment charges                                          -                749              749
                                                               -----------------------------------------------
        Total restructuring costs                                     86              1,410            1,496
     Other asset impairments                                       1,872              2,036            3,908
                                                               -----------------------------------------------
     Restructuring, asset impairments and other
        charges                                                   $1,958             $3,446           $5,404
                                                               ===============================================

Envelope closed a resale operation in Vancouver, Washington. The employee separation costs covered the severance expenses of 19 employees.

Commercial Printing consolidated two operations in St. Louis, Missouri into an existing facility and closed its bindery operation in Mexico.
Approximately 165 employees of commercial printing were terminated as a result of these actions.

The Company also incurred asset impairment charges in 2000 totaling $3.9 million that were unrelated to the restructuring. These assets were not in use and could not be redeployed or sold, and therefore were written-off.

Charges from the 1998 restructuring plan recorded in 2000 and 1999 were $0.8 million and $1.8 million, respectively. This plan was completed in 2000.

The following table is an analysis of the reserve recorded for the 2000 restructuring (in thousands):

                                                                                COMMERCIAL
                                                                ENVELOPE         PRINTING            TOTAL
                                                             -------------------------------------------------
     Balance, December 31, 2000                                  $ 86             $1,485             $1,571
       Payments for severance                                     (86)              (461)              (547)
       Payments for property exit costs                             -               (452)              (452)
       Payments for other exit activities                           -               (572)              (572)
                                                             -------------------------------------------------
     Balance, December 31, 2001                                  $  -             $    -             $    -
                                                             =================================================

10.      STOCK OPTION PLANS

In May 2001, the Company adopted a Long-Term Equity Incentive Plan (the "Incentive Plan"), which replaced all prior stock option plans (the "Option Plans"). The Incentive Plan allows the compensation committee of the Board of Directors to grant stock options, stock appreciation rights ("SARs"), restricted common stock, performance awards and any other stock-based awards to officers, directors and employees of the Company. Under the Incentive Plan, the Board granted 669,000 Performance-Based Restricted Shares ("PARS") and 3,113,420 stock options in 2001. The stock options vest over 4 1/2 years, at a vesting rate of 20% annually with the final 20% vesting in December 2005. Fifty percent of the PARS will vest in June 2006 and the other fifty percent will vest in June 2007. The Incentive Plan provides for an acceleration of the vesting of both the stock options and the PARS if the Company's stock price closes at certain levels for 20 consecutive trading days as set forth in the following schedule:

            AMOUNT OF ACCELERATED         STOCK PRICE AT WHICH VESTING OCCURS
                  VESTING                     OPTIONS              PARS
         -----------------------------------------------------------------------
         First one-third                      $ 7.50              $ 8.00
         Second one-third                     $10.00              $11.00
         Final one-third                      $12.50              $14.00

The Company recorded fixed deferred compensation in the amount of $3,686,000 equal to the value of the PARS on the date of grant. This deferred compensation is being amortized over the vesting period of six years; however, the expense will be prorated to the applicable vesting period if acceleration terms expedite the vesting period. The Company recorded compensation expense in the amount of $327,000 for the year ended December 31, 2001. At December 31, 2001, 217,783 stock options were available for issuance under the Incentive Plan.

Stock options which were granted under the Option Plans, of which 3,015,127 shares are outstanding at December 31, 2001, generally vest over four or five years and expire ten years from the date granted. Options were granted at a price equal to the fair market value of the Company's common stock on the date of grant. At December 31, 2001, no stock options were available for issuance under the Option Plans.

The following table summarizes the activity and terms of outstanding options at December 31, 2001, 2000 and 1999:

                                                      2001                    2000                     1999
                                           ---------------------------------------------------------------------------
                                              OPTIONS     AVERAGE                   AVERAGE                  AVERAGE
                                                          EXERCISE                  EXERCISE                 EXERCISE
                                                           PRICE       OPTIONS       PRICE       OPTIONS      PRICE
                                           ---------------------------------------------------------------------------
    Options outstanding at                   3,670,867     $8.71      2,598,119      $8.76      2,619,759     $ 7.37
      beginning of year
    Granted                                  3,265,036      5.45      1,362,659       8.65        466,300      13.54
    Exercised                                 (201,922)     2.05        (61,856)      4.99       (388,555)      5.53
    Expired/cancelled                         (605,344)     9.83       (228,055)      9.04        (99,385)      6.59
                                           ---------------------------------------------------------------------------
    Options outstanding at end of year       6,128,637     $7.08      3,670,867      $8.75      2,598,119     $ 8.76
                                           ===========================================================================
    Options exercisable at end of year       1,679,137     $8.60      1,289,717      $7.48        820,740     $ 6.35
                                           ===========================================================================

Summary information about the Company's stock options outstanding at December 31, 2001 is as follows:

                                                                          WEIGHTED                         WEIGHTED
                                                      WEIGHTED AVERAGE    AVERAGE       EXERCISABLE AT     AVERAGE
     RANGE OF EXERCISE            OUTSTANDING AT       REMAINING LIFE     EXERCISE       DECEMBER 31,      EXERCISE
          PRICES                 DECEMBER 31, 2001       (IN YEARS)        PRICE             2001           PRICE
   ------------------------------------------------------------------------------------------------------------------
     $1.32 - $1.42                        79,411            3.2            $ 1.33            79,411         $ 1.33
     $2.19 - $4.37                       243,505            6.5            $ 3.86           155,505         $ 3.71
     $4.38 - $6.56                     3,311,500            4.8            $ 5.45            58,000         $ 5.43
     $6.57 - $8.74                     1,338,019            5.7            $ 7.52           720,506         $ 7.04
     $8.75 - $10.93                      237,200            7.8            $ 9.71           103,734         $ 9.62
     $10.94 - $13.10                     581,600            6.4            $12.28           328,154         $12.20
     $13.20 - $15.30                     319,402            6.3            $13.82           215,827         $13.76
     $21.86                               18,000            6.3            $21.86            18,000         $21.86
   ------------------------------------------------------------------------------------------------------------------
     $ 1.32 - $21.86                   6,128,637            5.4            $ 7.08         1,679,137         $ 8.60
   ==================================================================================================================

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for the plans under Accounting Principles Board Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and using the following average assumptions:

                                                                  2001              2000             1999
                                                             --------------------------------------------------
     Risk-free interest rate                                    3.5%-7.2%         5.8%-7.2%        5.8%-7.2%
     Expected dividend yield                                        0%               0%                0%
     Expected option lives                                      4-6 years         4-6 years        4-6 years
     Expected volatility                                         33%-68%           33%-68%          33%-68%

The weighted average fair value of options granted in 2001, 2000 and 1999 was $5.45, $5.47 and $8.43, respectively, per option. Had compensation expense for the plans been determined consistent with the fair value provisions of SFAS No. 123, the Company's reported and pro forma net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows (in thousands, except per share data):


                                                                    2001              2000             1999
                                                              -------------------------------------------------
     Net income (loss):
       As reported                                               $(136,217)         $27,618          $64,482
       Pro forma                                                 $(140,709)         $23,467          $61,481
     Earnings per (loss) share - basic:
       As reported                                                  $(2.86)           $0.57            $1.32
       Pro forma                                                    $(2.96)           $0.48            $1.25
     Earnings per (loss) share - diluted:
       As reported                                                  $(2.86)           $0.56            $1.20
       Pro forma                                                    $(2.96)           $0.48            $1.15

The effect on 2001, 2000 and 1999 pro forma net income, earnings per share - basic and earnings per share - diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options in future years.

11.      RETIREMENT PLANS

SAVINGS PLANS

The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. As determined by the provisions of the plan, the Company matches a certain percentage of each employee's voluntary contribution. The plan provides for a minimum contribution by the Company to the plan for all eligible employees of 1% of their salary. This contribution can be increased at the Company's discretion. All contributions made by the Company are made in cash and allocated to the funds selected by the employee. Company contributions to the plan were approximately $8,979,000, $5,899,000 and $3,970,000 for the years ending in 2001, 2000 and 1999, respectively.

PENSION PLANS

The Company maintains pension plans for certain of its employees in the U.S. and Canada under collective bargaining agreements with unions representing these employees. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. As of December 31, 2001, plan assets consist primarily of government bonds, corporate bonds, equity and fixed income funds.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

As a result of the acquisition of ABP, the Company assumed responsibility for the ABP supplemental executive retirement plans ("SERP") which provides benefits to certain former directors and executives of ABP. For accounting purposes, these plans are unfunded; however, ABP had purchased annuities to cover the benefits for certain participants. In 2001, the Company accelerated the benefit payments to all participants for whom there was no annuity.

The following table sets forth the financial status of the pension plans and the SERP and the amounts recognized in the Company's consolidated balance sheets as of December 31, 2001 and 2000 (in thousands):

                                                             PENSION PLANS                        SERP
                                                     -------------------------------------------------------------
                                                          2001            2000            2001           2000
                                                     -------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year               $29,613        $28,693          $17,844       $ 18,077
   Service cost                                            1,424          2,000                -              -
   Interest cost                                           2,137          1,569              853          1,557
   Actuarial gains and loss                                1,418              3                -              -
   Foreign currency exchange rate changes                 (1,056)          (733)               -              -
   Benefits paid                                          (1,987)        (1,919)          (9,655)        (1,790)
                                                     -------------------------------------------------------------
     Benefit obligation at end of year                    31,549         29,613            9,042         17,844
                                                     -------------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of year         34,662         34,423                -              -
   Foreign currency exchange rate changes                 (1,197)         1,574                -              -
   Actual return on plan assets                             (286)          (707)               -              -
   Employer contributions                                  1,744          1,291                -              -
   Benefits paid                                          (2,208)        (1,919)               -              -
                                                     -------------------------------------------------------------
     Fair value of plan assets at end of year             32,715         34,662                -              -
                                                     -------------------------------------------------------------
Funded status                                              1,166          5,049           (9,042)        17,844
Unrecognized actuarial loss                                7,260          3,124                -              -
Unrecognized prior service cost                              249            368                -              -
Unrecognized transition asset                             (4,021)        (4,711)               -              -
                                                     -------------------------------------------------------------
Net amount recognized                                    $ 4,654        $ 3,830          $(9,042)      $(17,844)
                                                     =============================================================

Amounts recognized in the consolidated balance
  sheets:
     Prepaid benefit cost                                $ 4,283        $ 3,997          $     -       $      -
     Accrued benefit liability                            (1,450)          (446)          (9,042)       (17,844)
     Intangible asset                                         75             42                -              -
     Deferred tax asset                                      672             91                -              -
     Accumulated other comprehensive loss                  1,074            146                -              -
                                                     -------------------------------------------------------------
Net amount recognized                                    $ 4,654        $ 3,830          $(9,042)      $(17,844)
                                                     =============================================================


The components of the net periodic pension cost for the pension plans and the SERP were as follows (in thousands):


                                                                 2001              2000            1999
                                                            --------------------------------------------------
   Service cost                                                 $ 1,075          $ 2,000          $ 1,435
   Interest cost on projected benefit obligation                  2,991            2,789            2,037
   Expected return on plan assets                                (3,017)          (2,963)          (2,958)
   Net amortization and deferral                                   (396)            (400)            (423)
   Recognized actuarial loss                                         36               31               37
   Curtailment loss                                                 129               38                -
                                                            --------------------------------------------------
   Net periodic pension expense                                 $   818          $ 1,495          $   128
                                                            ==================================================


The assumptions used in computing the net pension cost and the funded status were as follows:


                                                                 2001             2000              1999
                                                          ----------------------------------------------------
   Weighted average discount rate                               7.25%             7.50%            7.50%
   Expected long-term rate of return on assets                8.75 - 9%         8.75 - 9%        8.75 - 9%
   Rate of compensation increase                                2 - 4%            2 - 4%           2 - 4%


The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $9.0 million and $7.6 million, respectively, as of December 31, 2001. The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3.1 million and $2.9 million, respectively, as of December 31, 2000.

Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $2.7 million, $2.6 million, and $3.6 million for 2001, 2000 and 1999, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan, which was frozen in December 2000. The Company has not made contributions to this plan since 1998. At December 31, 2001 and 2000, the Employee Stock Ownership Plan held 3,896,544 shares of the Company's common stock, all of which have been allocated to participant accounts.

12.      COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2011. Certain leases include renewal and purchase options. At December 31, 2001, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year are as follows (in thousands):


2002                                                $ 33,844
2003                                                  29,864
2004                                                  27,049
2005                                                  24,106
2006                                                  18,439
Thereafter                                            32,066
                                                 --------------
Total                                               $165,368
                                                 ==============

Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2001 are approximately $4.5 million.

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $32.7 million, $33.9 million and $24.8 million, respectively.


CONCENTRATIONS OF CREDIT RISK

The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are limited due to the Company's customer base and its dispersion across different industries and geographic areas.

LITIGATION

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

13.      EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the amounts included in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share amounts):


                                                              2001              2000             1999
                                                        ---------------------------------------------------
Numerator:
Numerator for basic earnings per share - income
  (loss) from continuing operations                         $(13,041)          $34,209          $58,602
Interest on Convertible Notes                                      -             4,951            5,254
                                                        ---------------------------------------------------
Numerator for diluted earnings per share - income
  (loss) from continuing operations after assumed
  conversions                                               $(13,041)          $39,160          $63,856
                                                        ===================================================

Denominator:
Denominator for basic earnings per share - weighted
  average shares                                              47,562            48,789           48,990
Effects of dilutive securities:
  Conversion of Convertible Notes                                  -             7,461            8,003
  Stock options                                                    -               404              940
  Other                                                            -                24              221
                                                        ---------------------------------------------------
Denominator for diluted earnings per
  share - adjusted weighted average shares
  and assumed conversions                                     47,562            56,678           58,154
                                                        ===================================================

Earnings (loss) per share:
  Basic                                                       $(0.27)            $0.70            $1.20
                                                        ===================================================
  Diluted                                                     $(0.27)            $0.69            $1.10
                                                        ===================================================

During the year ended December 31, 2001, interest, net of tax, on the Convertible Notes in the amount of $4,854,000 and shares of 7,319,000 that would be issued upon assumed conversion of the Convertible Notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. In 2001, 2000 and 1999, outstanding options to purchase approximately 6,798,000, 3,266,000 and 1,658,000 common shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

14.      SEGMENT INFORMATION

The Company operates in two principal business segments. The Commercial Printing segment specializes in printing annual reports, brand marketing collateral, catalogs, brochures, maps and guidebooks, calendars, financial communications and CD packaging. The Envelope segment manufactures customized and stock envelopes for billing and remittance, direct mail advertising, filing systems, photo processing, medical records and catalog orders. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. Intersegment sales, which were at market prices, totaled $5.7 million and $4.1 million in 2001 and 2000, respectively. Intersegment sales in 1999 were not significant.

The following tables present certain business segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                                               2001              2000             1999
                                                        ----------------------------------------------------
Net sales:
   Commercial Printing                                      $  817,937        $  961,780       $  795,552
   Envelope                                                    835,534           861,803          738,288
                                                        ----------------------------------------------------
   Total                                                    $1,653,471        $1,823,583       $1,533,840
                                                        ====================================================

Operating income:
   Commercial Printing                                      $   14,763        $   54,758       $   65,108
   Envelope                                                     54,168            90,202           90,996
   Corporate (a)                                               (35,115)          (27,437)         (19,094)
                                                        ----------------------------------------------------
   Total                                                    $   33,816        $  117,523       $  137,010
                                                        ====================================================

Restructuring, asset impairments and other charges:
   Commercial Printing                                      $    4,446        $    3,658       $        -
   Envelope                                                     33,122             2,502            1,807
   Corporate                                                     4,277                 -                -
                                                        ----------------------------------------------------
   Total                                                    $   41,845        $    6,160       $    1,807
                                                        ====================================================

Significant other noncash charges: (b)
   Commercial Printing                                      $    3,547        $    2,785       $        -
   Envelope                                                      8,875             1,872                -
   Corporate                                                     1,600                 -                -
                                                        ----------------------------------------------------
   Total                                                    $   14,022        $    4,657       $        -
                                                        ====================================================

Depreciation and amortization:
   Commercial Printing                                      $   25,396        $   27,153       $   22,768
   Envelope                                                     20,682            20,633           15,263
   Corporate                                                     7,551            18,047            8,998
                                                        ----------------------------------------------------
   Total                                                    $   53,629        $   65,833       $   47,029
                                                        ====================================================

Capital expenditures:
   Commercial Printing                                      $   13,613        $   34,902       $   34,580
   Envelope                                                     12,078            20,955           30,133
   Corporate                                                     1,108             1,915              374
                                                        ----------------------------------------------------
   Total                                                    $   26,799        $   57,772       $   65,087
                                                        ====================================================


                                                               2001              2000
                                                         ----------------------------------
Identifiable assets: (c)
   Commercial Printing                                      $  620,421        $  685,871
   Envelope                                                    537,747           635,508
   Corporate                                                    (9,494)          (62,637)
                                                         ----------------------------------
                                                             1,148,674         1,258,742
   Net assets of discontinued operations                       246,377           394,215
   Net assets held for sale                                     54,073                 -
                                                         ----------------------------------
   Total                                                    $1,449,124        $1,652,957
                                                         ==================================




(a) Operating income is net of all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense of other intangible assets and goodwill, gains or losses on disposal of assets and other miscellaneous expenses.
(b) Represents the noncash portion of restructuring and other asset impairment charges.
(c) Identifiable assets are accumulated by facility within each business segment. Certain operating assets, which are under lease, are reported as business segment assets for evaluation purposes. The net book value of these assets has been eliminated by contra assets included with corporate assets in order to reconcile identifiable assets with the total assets of the Company. Corporate assets consist primarily of cash and cash equivalents, other receivables, other assets and deferred tax assets.

Geographic information at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, is presented below (in thousands):


                                                               2001              2000             1999
                                                        -----------------------------------------------------
Net sales:
   U.S.                                                     $1,490,886        $1,668,948       $1,381,338
   Canada                                                      162,585           154,438          151,908
   Other foreign                                                     -               197              594
                                                        -----------------------------------------------------
   Total                                                    $1,653,471        $1,823,583       $1,533,840
                                                        =====================================================

Identifiable assets:
   U.S.                                                     $1,010,574        $1,106,733
   Canada                                                      138,100           151,582
   Other foreign                                                     -               427
                                                        ------------------------------------
   Total                                                    $1,148,674        $1,258,742
                                                        ====================================

15.      SUBSEQUENT EVENT

On February 22, 2001, the Company sold Curtis 1000 Inc., an operation included in discontinued operations, for approximately $40 million. The estimated proceeds from the sale were not significantly different from the amount used to estimate the loss on disposal.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):



                                                            FIRST          SECOND         THIRD         FOURTH
                                                          QUARTER (a)      QUARTER       QUARTER        QUARTER
                                                        -----------------------------------------------------------
2001
Net sales                                                  $432,976       $418,278       $411,773       $390,444
Gross profit                                                 87,834         86,015         77,571         77,960

Income (loss) from continuing operations (b)                  4,187        (14,950)        (1,668)          (610)
Discontinued operations                                        (565)       (77,575)           105        (45,141)
                                                        -----------------------------------------------------------
Net income (loss)                                          $  3,622       $(92,525)      $ (1,563)      $(45,751)
                                                        ===========================================================
Earnings (loss) per share - basic:
   Income (loss) from continuing operations                   $0.08         $(0.31)        $(0.04)        $(0.01)
   Discontinued operations                                        -          (1.64)          0.01          (0.95)
                                                        -----------------------------------------------------------
   Net income (loss) per share - basic                        $0.08         $(1.95)        $(0.03)        $(0.96)
                                                        ===========================================================
Earnings (loss) per share - diluted:
   Income (loss) from continuing operations                   $0.08         $(0.31)        $(0.04)        $(0.01)
   Discontinued operations                                        -          (1.64)          0.01          (0.95)
                                                        -----------------------------------------------------------
   Net income (loss) per share - diluted                      $0.08         $(1.95)        $(0.03)        $(0.96)
                                                        ===========================================================






                                                            FIRST          SECOND          THIRD         FOURTH
                                                          QUARTER (a)    QUARTER (a)    QUARTER (a)    QUARTER (a)
                                                        -----------------------------------------------------------
2000
Net sales                                                  $434,678       $442,148       $476,300       $470,457
Gross profit                                                 94,865         92,750         97,316        100,217

Income from continuing operations (c)                        13,877          8,657         10,345          1,330
Discontinued operations                                       2,459          2,587         (3,622)        (9,462)
Extraordinary item                                            1,447              -              -              -
                                                        -----------------------------------------------------------
Net income (loss)                                          $ 17,783       $ 11,244       $  6,723       $ (8,132)
                                                        ===========================================================
Earnings (loss) per share - basic:
   Income from continuing operations                          $0.28          $0.18          $0.21          $0.03
   Discontinued operations                                     0.05           0.05          (0.07)         (0.20)
   Extraordinary item                                          0.03              -              -              -
                                                        -----------------------------------------------------------
   Net income (loss) per share - basic                        $0.36          $0.23          $0.14         $(0.17)
                                                        ===========================================================
Earnings (loss) per share - diluted:
   Income from continuing operations                          $0.26          $0.17          $0.20          $0.03
   Discontinued operations                                     0.04           0.05          (0.06)         (0.20)
   Extraordinary item                                          0.03              -              -              -
                                                        -----------------------------------------------------------
   Net income (loss) per share - diluted                      $0.33          $0.22          $0.14         $(0.17)
                                                        ===========================================================

(a)  These results have been restated from those previously reported to reflect discontinued operations.
(b)  Includes an impairment loss on assets held for sale of $2.9 million and restructuring, asset impairments and other charges of $41.8 million, of which $26.5 million occurred in the second quarter, $5.4 million in the third quarter and $9.9 million in the fourth quarter.
(c)  Includes restructuring and impairment charges of $6.2 million that primarily occurred in the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of Shareholders.


NAME                               AGE        POSITION                                       DIRECTOR SINCE(1)
-----                              ---        --------                                       --------------

Paul V. Reilly                     49         Director, Chairman of the Board & Chief        1998
                                              Executive Officer
Michel P. Salbaing                 56         Senior Vice President & Chief Financial
                                              Officer
Herbert H. Davis III               54         Senior Vice President - Corporate
                                              Development & Chief Legal Officer
Robert C. Hart                     64         President and Chief Executive Officer -
                                              Envelope Division
David W. Blue                      58         President and Chief Executive Officer -
                                              Commercial Print
Roger Wertheimer                   42         Vice President - General Counsel &
                                              Secretary
D. Robert Meyer, Jr.               45         Vice President - Treasurer
Mark L. Zoeller                    42         Vice President - Corporate Development
William W. Huffman, Jr.            53         Vice President - Controller
Kimberly T. Henry                  51         Vice President - Human Resources
Keith T. Pratt                     55         Vice President - Purchasing
Frank P. Diassi(4)(5)              68         Director                                       1993
Frank J. Hevrdejs(2)(3)(5)         56         Director                                       1993
Janice C. Peters(3)(5)             50         Director                                       1999
Jerome W. Pickholz(2)(4)           69         Director                                       1994
W. Thomas Stephens(2)(3)           59         Director                                       2000
William R. Thomas(4)               73         Director                                       1998

(1)      Directors serve one-year terms.
(2)      Member of the Nominating Committee.
(3)      Member of the Compensation Committee.
(4)      Member of the Audit Committee.
(5)      Member of the Environmental, Health and Safety Committee.

PAUL V. REILLY was named our Chief Executive Officer in March 2001 and he became Chairman of the Board in September 2001. Prior to that Mr. Reilly was our President and Chief Operating Officer from January 1998 to March 2001 and was our Senior Vice President-Finance and Chief Financial Officer from September 1995 to January 1998. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of positions including Assistant Corporate Treasurer, Corporate Treasurer, Vice President and Chief Financial Officer, and General Manager of United States Operations. Mr. Reilly is a Certified Public Accountant.

MICHEL P. SALBAING has been our Senior Vice President-Finance and Chief Financial Officer since November 2000. From 1996 to November 2000, Mr. Salbaing was with Quebecor World, the largest North American printer, where he held a number of positions including Chief Financial Officer of the overall corporation, President and Chief Executive Officer of Quebecor Printing Europe and Senior Vice President and Chief Financial Officer of Quebecor

World North America. Prior to 1996, Mr. Salbaing held various senior financial positions with three large Canadian manufacturing firms and spent eight years with Ernst & Young LLP. Mr. Salbaing is a member of the Canadian Institute of Chartered Accountants.

HERBERT H. DAVIS III has been our Senior Vice President-Corporate
Development and Chief Legal Officer since August 2001. Prior to that time, Mr. Davis was in the private practice of law and was a partner at the Denver, Colorado law firm of Rothgerber Johnson & Lyons LLP for over
20 years.

ROBERT C. HART has served as Chief Executive Officer of the envelope segment of the Company since October 2000. From 1998 until he joined Mail-Well, he owned his own consulting firm after having spent over thirty years, from 1967 to 1998, with Riverwood International, a $1.3 billion paperboard and packaging company headquartered in Atlanta, GA. Throughout his tenure with Riverwood, Hart served as Vice President & Mill Manager; Vice President, Sales and Marketing; Vice President, and General Manager of Paperboard Operations. Most recently, as Senior Vice President of the $600 million Paperboard Operation, Hart directed the operations of three paper mills, producing 1.4 million tons of packaging products to improve productivity over 250,000 tons in eight years.

DAVID W. BLUE has served as Chief Executive Officer of the commercial print segment of the Company since September 2000. He served as President of USFI, the $1 billion Specialty Ingredient Division of ConAgra, from 1998 until joining Mail-Well. His career included 15 years at Kraft Foods, from 1976 to 1991 where he was Vice President, Marketing and Vice President, Finance for Kraft Cheese, as well as President of Churny Company, a Kraft subsidiary which he grew eightfold in four years. From 1991 to 1995, Mr. Blue was with Stella Foods as President of Stella Cheese and Executive Vice President, Sales and Marketing of Stella Foods. From 1995-1998 he was President and Owner of O'Boisie Corporation, a manufacturer and distributor of snack foods.

ROGER WERTHEIMER has been our Vice President-General Counsel and Secretary since February 1995. Mr. Wertheimer began practicing law in 1984 and served as Corporate Counsel for PACE Membership Warehouse, Inc. from 1988 to 1994. Mr. Wertheimer was in private practice from March 1994 until February 1995, when he joined us.

D. ROBERT MEYER, JR. has been our Vice President-Treasurer and Tax since 1998. Mr. Meyer is a licensed attorney, Certified Public Accountant and Certified Financial Planner. From 1988 to 1998, Mr. Meyer was a partner in the tax department of the accounting firm of Deloitte & Touche LLP.

MARK L. ZOELLER has been our Vice President-Corporate Development since May 2001. From 1997 to May 2001 he was Assistant General Counsel. Prior to joining us, Mr. Zoeller was an associate at the law firm of Rothgerber Johnson & Lyons LLP, and he is a licensed attorney.

WILLIAM W. HUFFMAN, JR. has been our Vice President-Controller since November 2000. Prior to that he served in various financial capacities at Custom Papers Group, Specialty Coatings International, and James River Corporation. Mr. Huffman began his career with Coopers & Lybrand, and is a Certified Public Accountant.

KIMBERLY TAYLOR HENRY has been our Vice President-Human Resources since March 2000. From 1988 to March 2000, she worked for Samsonite Corporation in various capacities, most recently Vice President Human Resources. Ms. Henry is a licensed attorney.

KEITH T. PRATT has been our Vice President-Purchasing since 1998. From 1994 to 1998, Mr. Pratt was Vice President of Material Sourcing and Logistics of Ply Gem Industries. From 1981 to 1994, Mr. Pratt was responsible for purchasing and logistics with several companies where he held a variety of positions up to the director level.

FRANK P. DIASSI has been a director since February 1994. Mr. Diassi has been Chairman of Sterling Chemicals, Inc., a manufacturer of commodity petrochemicals and chemicals used primarily in the pulp and paper industry, since August 1996. He was a founding director of Arcadian Corporation, the largest nitrogen fertilizer company in North America. From 1989 to 1994, Mr. Diassi was a Director and Chairman of the Finance Committee of Arcadian Corporation. Mr. Diassi is a director of Fibreglass Holdings, Inc., a truck accessory manufacturer, a director and Chairman of Amerlux Inc., a commercial lighting company, and director and Chairman of Software

Plus, Inc., a human resources/payroll software design firm. On July 16, 2001, Sterling Chemicals, Inc., a company for which Mr. Diassi has served as an executive officer, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Diassi is a member of the Audit Committee of the Board of Directors and Chairman of the Environmental, Health and Safety Committee

FRANK J. HEVRDEJS has been a director since our inception in November 1993. In 1982 Mr. Hevrdejs co-founded The Sterling Group, L.P., a major management buyout company, where he is currently a principal shareholder and president. He also serves as Chairman of First Sterling Ventures Corp., an investment company, Endoro Holdings, Inc., a structural and electrical manufacturing company, and Fibreglass Holdings, Inc., a truck accessory manufacturer. He is a director of Eagle U.S.A., an air-freight company, Sterling Chemicals, Inc., a petroleum chemical company and serves on the Houston Regional Board of J.P. Morgan Chase and Co., a financial institution. Mr. Hevrdejs serves as Chairman of the Nominating Committee and is a member of the Compensation Committee of the Board of Directors.

JANICE C. PETERS has been a director since 1999. From 1997 to 2000,
Ms. Peters served as President and Chief Executive Officer of MediaOne(R), the broadband services arm of MediaOne Group. From 1995 to 1997, Ms. Peters was employed by US WEST, MediaOne's former parent company, in various positions including Executive Vice President of Media One Group, Managing Director of One2One, a United Kingdom wireless communications joint venture between US WEST and Cable & Wireless, and President of Wireless Operations for US WEST Media Group. Ms. Peters serves as a director of Primus Knowledge Solutions, Inc., a knowledge-enabled software provider. Ms. Peters serves as Chairperson of the Compensation Committee of the Board of Directors.

JEROME W. PICKHOLZ has been a director since September 1994. From 1978 until 1994, he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 until September 1995, he served as Chairman of the Board of Ogilvy & Mather Direct worldwide where he is now Chairman Emeritus. Since January 1, 1996, Mr. Pickholz has served as founder and Chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company. Mr. Pickholz serves as the Chairman of the Audit Committee and as a member of the Nominating Committee of the Board of Directors.

W. THOMAS STEPHENS has been a director since 2000 and served as Chairman of the Board from January 2001 to September 2001. From 1997 to 1999,
Mr. Stephens served as President and Chief Executive Officer of MacMillan Bloedel, Canada's largest forest products company. From 1986 to 1996, he served as CEO and President of Johns Manville Corporation serving as Chairman from 1993 to 1996. Currently, Mr. Stephens is a director of Qwest Communications International, Inc., Norske Skog Canada Limited, Xcel Energy, Inc., TransCanada PipeLines Ltd., and a trustee of Putnam Mutual Funds. Mr. Stephens is a member of the Compensation Committee and the Nominating Committee of the Board of Directors.

WILLIAM R. THOMAS has been a director since 1998. He has served as Chairman of Capital Southwest Corporation, a publicly owned venture capital investment company, since 1982 and as President since 1980. Mr. Thomas has been a director of Capital Southwest Corporation since 1972 and was Senior Vice President from 1969 to 1980. Mr. Thomas also serves as a director of Alamo Group, Inc., a heavy-duty mowing equipment company, Encore Wire Corporation, an electrical wire and cable company, and Palm Harbor Homes, Inc., a manufactured housing company. Mr. Thomas is a member of the Audit Committee of the Board of Directors.

The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections captioned "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Summary Compensation Table," "Option Grants in 2001," "Aggregated Option Exercises in 2001 and 2001 Year-End Option Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year." "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

     Included in Part II, Item 8 of this Report.

  (a)(2) FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this Report:


                                                                                                   Page
Schedule I        Condensed Parent-Only Balance Sheets as of December 31, 2001 and 2000 and
                      Condensed Parent-Only Statements of Operations and Cash Flows
                      for the Years Ended December 31, 2001, 2000, and 1999...........................58
Schedule II       Valuation and Qualifying Accounts for the Years Ended
                      December 31, 2001, 2000, and 1999...............................................62

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

           Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.24    Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan -
           incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.25    Form of Non-Qualified Stock Option Agreement under 2001 Long-Term
           Equity Incentive Plan - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.26    Form of Incentive Stock Option Agreement under 2001 Long-Term
           Equity Incentive Plan - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.27    Form of Restricted Stock Award Agreement under 2001 Long-Term
           Equity Incentive Plan - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.28    First Amendment to Credit Agreement dated as of July 28, 2000 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's First Amendment to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.29    Third Amendment to Credit Agreement dated as of June 29, 2001 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's First Amendment to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.30    Fourth Amendment to Credit Agreement dated as of August __, 2001
           Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's Current Report on Form 8-K filed August 10, 2001.
99.1*    Consolidating Condensed Financial Statements of Mail-Well I
           Corporation, as Issuer, certain of its subsidiaries as Guarantor Subsidiaries, certain of its subsidiaries as Non-guarantor Subsidiaries and Mail-Well, Inc. as Parent Guarantor for the three year period ended December 31, 2001 and for the years ending December 31, 2001 and 2000.

23.1*    Consent of Ernst & Young LLP


(b) Reports on Form 8-K

     Current Report on Form 8-K filed November 14, 2001

     Current Report on Form 8-K filed October 22, 2001


-------------
*  Filed herewith.


MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)                                           SCHEDULE I
CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          DECEMBER 31,
                                                                                            2001            2000
                                                                                            ----            ----
Current assets:
    Other current assets                                                                 $    295        $    262
    Note receivable from Mail-Well I Corporation                                          147,436         147,436
                                                                                         --------        --------
           Total current assets                                                           147,731         147,698

Investment in subsidiary                                                                  240,954         385,505

Other assets                                                                                    -           1,500

Intangible assets (net of accumulated amortization of $3,747 and $2,789)                    1,023           1,981
                                                                                         --------        --------

Total assets                                                                             $389,708        $536,684
                                                                                         ========        ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accrued interest and other current liabilities                                       $  8,768        $ 11,768
    Convertible subordinated notes                                                        139,063               -
                                                                                         --------        --------
           Total current liabilities                                                      147,831          11,768


Convertible subordinated notes                                                                  -         139,063
                                                                                         --------        --------

Total liabilities                                                                         147,831         150,831


Shareholders' equity                                                                      241,877         385,853
                                                                                         --------        --------

Total liabilities and shareholders' equity                                               $389,708        $536,684
                                                                                         ========        ========


See notes to condensed financial statements.


MAIL-WELL, INC. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)                                              SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                2001             2000          1999
                                                                                ----             ----          ----
Other operating costs:
    Administrative                                                          $     359         $    267       $    24
    Amortization                                                                   19               27           176
                                                                            ---------         --------       -------
                  Total other operating costs                                     378              294           200
                                                                            ---------         --------       -------

Operating loss                                                                   (378)            (294)         (200)

Other (income) expense:
    Interest expense-debt                                                       7,970            8,035         8,543
    Interest income from subsidiary                                            (8,923)          (8,846)       (8,846)
                                                                            ----------        --------       -------
Income from continuing operations                                                 575              517           103
                                                                            ---------         --------       -------

Provision for income taxes:
    Current                                                                         -                -           (39)
    Deferred                                                                        -                -             -
                                                                            ---------         --------       -------

Income before extraordinary items and equity in
   undistributed earnings of subsidiary                                           575              517            64


Equity (loss) in undistributed earnings of subsidiary                        (136,792)          25,263        64,418
                                                                            ---------         --------       -------

Income (loss) before extraordinary items                                     (136,217)          25,780        64,482

Extraordinary items                                                                 -            1,838             -
                                                                            ---------         --------       -------

Net income (loss)                                                           $(136,217)        $ 27,618       $64,482
                                                                            ==========        ========       =======

See notes to condensed financial statements.

MAIL-WELL, INC. (PARENT-ONLY FINANCIAL SUPPLEMENTAL STATEMENTS)                                            SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                             2001            2000            1999
                                                                             ----            ----            ----
Cash flow from operating activities:
    Net income (loss)                                                     $(136,217)       $ 27,618        $ 64,482
    Adjustments to reconcile net income to net cash
       provided (used in) by operating activities:
        Equity in undistributed earnings (loss) of subsidiary               136,792         (25,262)        (64,418)
        Amortization                                                            958             720             959
     Extraordinary item - pre-tax                                                 -          (2,989)              -
     Changes in operating assets and liabilities, net of effects of acquired businesses:
        Other working capital                                                 2,725          (3,430)          3,572
        Other assets                                                              -             242               -
                                                                          ---------        --------        --------

        Net cash provided by (used in) operating activities                   4,258          (3,101)          4,595

Cash flow from investing activities:
      Investment in subsidiary                                                 (413)          9,665          (2,029)
      Other activity with subsidiary, net                                    (5,758)         14,599          (4,595)
      Investment in marketable securities                                     1,500          (1,500)              -
                                                                          ---------        --------        --------

        Net cash provided by (used in) investing activities                  (4,671)         22,764          (6,624)

Cash flow from financing activities:
    Net proceeds from issuance of common stock                                  413             335           2,029
    Repurchase of common stock                                                    -         (10,000)              -
    Repayment of long-term debt                                                   -          (9,998)              -
                                                                          ---------        --------        --------

        Net cash provided by (used in) financing activities                     413         (19,663)          2,029
                                                                          ---------        --------        --------

Net increase (decrease) in cash and cash equivalents                              -               -               -
Cash and cash equivalents at beginning of year                                    -               -               -
                                                                          ---------        --------        --------

Cash and cash equivalents at end of year                                  $       -        $      -        $      -
                                                                          =========        ========        ========

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

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

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

4.   DEBT AND GUARANTEES

     Information on the debt of the Company is filed as Exhibit 99.1 to this report. The Company has guaranteed all debt of M-W Corp. ($723.0 million outstanding at December 31, 2001, including current maturities) and certain other obligations arising in the ordinary course of business. The aggregate amounts of M-W Corp.'s debt maturities for the five years following 2001 are: 2002 - $163.8 million; 2003 - $14.6 million; 2004 - $12.2 million; 2005 - $13.8 million; 2006 - $35.3 million; and $483.3 million thereafter.

5.   DIVIDENDS RECEIVED

     No dividends have been received from M-W Corp. since the Company's inception. M-W Corp.'s ability to declare dividends to the Company is restricted by the terms of its bank credit agreements and the indenture relating to M-W Corp.'s Senior Subordinated Notes.

MAIL-WELL, INC. AND SUBSIDIARIES                                                                        SCHEDULE II
SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE ALLOWANCES                                  FOR THE YEAR ENDED DECEMBER 31,
------------------------------
                                                         2001                2000                1999
                                                         ----                ----                ----
Balance at beginning of year                          $    4,403          $      307          $    4,201
Charged to costs and expenses                              2,594               4,130               3,434
Charged to other accounts (1)                              3,502(2)            2,050(3)           (4,451)(4)
Deductions (5)                                            (5,817)             (2,084)             (2,877)
                                                      ----------          ----------          ----------
Balance at end of year                                $    4,682          $    4,403          $      307
                                                      ==========          ==========          ==========


INVENTORY RESERVES
------------------

Balance at beginning of year                          $    4,316          $    3,169          $    2,107
Charged to costs and expenses                              1,057               2,129               1,591
Charged to other accounts (1)                               (286)(2)             278(3)              362(4)
Deductions (5)                                            (1,031)             (1,260)               (891)
                                                      ----------          ----------          ----------
Balance at end of year                                $    4,056          $    4,316          $    3,169
                                                      ==========          ==========          ==========

(1)  Recoveries of accounts previously written off.
(2) Includes amounts transferred from Mail-Well Trade Receivable Corporation in the amount of $(3,162). In addition, this amount includes the reclassifications in the amounts of $361 and $369 which relate to reserves for accounts receivable allowances and inventory reserves transferred to assets held for sale, respectively.
(3) Includes the beginning balances of $(409) of the allowance for doubtful accounts for the companies acquired in 2000 and $3,352 of amounts transferred to Mail-Well Trade Receivable Corporation. In addition, this includes beginning balances of $525 for inventory reserves for companies acquired in 2000.
(4) Includes the beginning balances of $(346) for the allowance for doubtful accounts for the companies acquired in 1999 and $5,049 of amounts transferred to Mail-Well Trade Receivable Corporation. In addition, this includes beginning balances of ($525) for inventory reserves for companies acquired in 1999.
(5)  Accounts and inventories written off.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on February 22, 2002.

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

SIGNATURE                                   TITLE                                  DATE
---------                                   -----                                  ----


/s/ Paul V. Reilly                          Chairman of the Board,                 February 22, 2002
----------------------------                Chief Executive Officer
Paul V. Reilly


/s/ Frank P. Diassi                         Director                               February 22, 2002
----------------------------
Frank P. Diassi


/s/ Frank. J. Hevrdejs                      Director                               February 22, 2002
----------------------------
Frank J. Hevrdejs


/s/ Janice C. Peters                        Director                               February 22, 2002
----------------------------
Janice C. Peters


/s/ Jerome W. Pickholz                      Director                               February 22, 2002
----------------------------
Jerome W. Pickholz


/s/ W. Thomas Stephens                      Director                               February 22, 2002
----------------------------
W. Thomas Stephens


/s/ William R. Thomas                       Director                               February 22, 2002
----------------------------
William R. Thomas