Form 10-Q
period 2002-03-31
MAIL WELL INC
filed 2002-05-15
CIK 920321

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                                 Yes /X/ No / /

   As of May 10, 2002, the Registrant had 48,251,478 shares of Common Stock, $0.01 par value, outstanding.

==============================================================================

                                    MAIL-WELL, INC. AND SUBSIDIARIES

                                            TABLE OF CONTENTS

-------------------------------------------------------------------------------------------------------
                                                                                               PAGE
                                                                                               ----
    Part I -              FINANCIAL INFORMATION

                 Item 1.  Financial Statements............................................        3
                 Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..........................       22
                 Item 3.  Quantitative and Qualitative Disclosures About
                             Market Risk..................................................       30

    Part II -             OTHER INFORMATION

                 Item 2.  Change in Securities and Use of Proceeds........................       31
                 Item 6.  Exhibits and Reports on Form 8-K................................       31


    Signature Page........................................................................       34

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                              MAIL-WELL, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                MARCH 31, 2002        DECEMBER 31, 2001
                                                                                 (UNAUDITED)
                                                                             --------------------  -----------------------
ASSETS
Current assets
    Cash and cash equivalents                                                     $  121,331              $      809
    Accounts receivable, net                                                         203,308                 207,750
    Inventories, net                                                                 103,484                 104,544
    Net assets of discontinued operations                                            219,205                 246,377
    Net assets held for sale                                                          61,022                  54,073
    Other current assets                                                              57,195                  67,001
                                                                                  ----------              ----------
     Total current assets                                                            765,545                 680,554

Property, plant and equipment, net                                                   361,555                 375,415
Goodwill and other intangible assets, net                                            348,010                 347,061
Other assets, net                                                                     51,335                  46,094
                                                                                  ----------              ----------
Total assets                                                                      $1,526,445              $1,449,124
                                                                                  ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                              $  147,474              $  142,521
    Accrued compensation and related liabilities                                      45,491                  44,310
    Other current liabilities                                                         48,139                  57,245
    Current portion of long-term debt                                                310,372                 302,822
                                                                                  ----------              ----------
     Total current liabilities                                                       551,476                 546,898
Long-term debt                                                                       658,881                 550,177
Deferred income taxes                                                                 78,484                  93,573
Other long-term liabilities                                                           18,528                  16,599
                                                                                  ----------              ----------
Total liabilities                                                                  1,307,369               1,207,247

SHAREHOLDERS' EQUITY

    Preferred stock, $0.01 par value; 25,000 shares authorized, no shares issued           -                       -
    Common stock, $0.01 par value; 100,000,000 shares authorized, 48,336,031
     and 48,336,031 shares issued and outstanding in 2002 and 2001, respectively         483                     483
    Paid-in capital                                                                  214,138                 214,138
    Retained earnings                                                                 25,015                  46,623
    Deferred compensation                                                             (3,205)                 (3,359)
    Accumulated other comprehensive loss                                             (17,355)                (16,008)
                                                                                  ----------              ----------
     Total shareholders' equity                                                      219,076                 241,877
                                                                                  ----------              ----------
Total liabilities and shareholders' equity                                        $1,526,445              $1,449,124
                                                                                  ==========              ==========


            See notes to condensed consolidated financial statements.

                                   MAIL-WELL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                                      MARCH 31,
                                                                                      ---------
                                                                                  2002         2001
                                                                                  ----         ----
Net sales ..........................................................            $391,729     $432,976

Cost of sales ......................................................             317,695      345,142
                                                                                --------     --------

Gross profit .......................................................              74,034       87,834

Operating expenses:
    Selling and administrative expenses ............................              58,676       62,875

    Amortization of intangibles ....................................                 463        3,275

    Restructuring and other charges ................................              13,647            -
                                                                                --------     --------

Operating income ...................................................               1,248       21,684

Other expense:
     Interest expense ..............................................              12,008       14,751
     Other expense .................................................                 254          526
                                                                                --------     --------

Income (loss) from continuing operations before income taxes........             (11,014)       6,407

Income tax provision (benefit) .....................................              (2,749)       2,220
                                                                                --------     --------

Income (loss) from continuing operations ...........................              (8,265)       4,187

Income from discontinued operations:

    Loss from discontinued operations, net of tax ..................                   -         (564)

    Loss on disposal, including tax expense.........................              (8,580)           -
                                                                                --------     --------

Income (loss) before extraordinary item ............................             (16,845)       3,623

Extraordinary item, net of tax .....................................              (4,763)           -
                                                                                --------     --------

Net income (loss) ..................................................            $(21,608)    $  3,623
                                                                                ========     ========


Earnings (loss) per share - basic
     Continuing operations .........................................            $  (0.17)    $   0.09
     Discontinued operations .......................................               (0.18)       (0.01)
     Extraordinary item ............................................               (0.10)           -
                                                                                --------     --------
     Earnings (loss) per share - basic .............................            $  (0.45)    $   0.08

Earnings (loss) per share - diluted
     Continuing operations .........................................            $  (0.17)    $   0.09
     Discontinued operations .......................................               (0.18)       (0.01)
     Extraordinary item ............................................               (0.10)           -
                                                                                --------     --------
     Earnings (loss) per share - diluted ...........................            $  (0.45)    $   0.08

Weighted average shares - basic ....................................              47,658       47,457
Weighted average shares - diluted ..................................              47,658       47,752

            See notes to condensed consolidated financial statements.

                                MAIL-WELL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                               MARCH 31,
                                                                               ---------
                                                                           2002         2001
                                                                           ----         ----
Cash flows from operating activities:
    Income (loss) from continuing operations                            $  (8,265)   $   4,187
    Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating activities:
        Depreciation                                                        9,823       11,042
        Amortization                                                        1,928        4,776
        Noncash portion of restructuring charges                            6,723            -
        Deferred income tax expense (benefit)                                (420)       1,421
        Loss (gain) on disposal of assets                                     229         (158)
        Other noncash charges (credits), net                                   96         (980)
        Changes in operating assets and liabilities:
             Accounts receivable                                            4,688        7,938
             Inventories                                                      745       (6,544)
             Accounts payable and accrued compensation                      1,637       34,355
             Income tax payable                                            (4,712)       7,658
             Other working capital changes                                 (9,252)        (649)
        Other, net                                                            354       (4,988)
                                                                        ---------    ---------
             Net cash provided by operating activities                      3,574       58,058
Cash flows from investing activities:
    Acquisitions                                                           (1,003)      (3,904)
    Capital expenditures                                                   (7,952)      (4,932)
    Proceeds from divestiture                                              31,622            -
    Proceeds from sales of property and equipment                              60        1,805
                                                                        ---------    ---------
             Net cash provided by (used in) investing activities           22,727       (7,031)
Cash flows from financing activities:
    Decrease in accounts receivable financing facility                          -      (50,000)
    Proceeds from exercise of stock options                                     -            6
    Proceeds from issuance of long-term debt                              569,000       85,367
    Repayments of long-term debt                                         (459,360)    (117,807)
    Capitalized loan fees                                                 (12,037)      (1,841)
                                                                        ---------    ---------
             Net cash provided by (used in) financing activities           97,603      (84,275)

Effect of exchange rate changes on cash and cash equivalents                 (322)         (24)
Cash flows from discontinued operations                                    (3,060)      33,707
                                                                        ---------    ---------

Net increase in cash and cash equivalents                                 120,522          435
Cash and cash equivalents at beginning of year                                809           94
                                                                        ---------    ---------
Cash and cash equivalents at end of year                                $ 121,331    $     529
                                                                        =========    =========


            See notes to condensed consolidated financial statements.

                        MAIL-WELL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts included in the statement of operations for the three months ended March 31, 2001 have been reclassified to conform with the current year presentation including the reclassification of discontinued operations previously reported as part of the continuing operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

Mail-Well began its application of Statement 142 beginning in the first quarter of 2002. The Company has completed the first step of the two-step process prescribed in Statement 142 to test goodwill for impairment and has concluded that a portion of the $213.5 million of goodwill related to our commercial printing business is impaired. The extent of this impairment will not be known until we have completed step two of the process. The Company will recognize the amount of the impairment as a cumulative effect of a change in accounting principle as of January 1, 2002 when it is determined. See Note 3.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Mail-Well will adopt Statement 143 in the first quarter of fiscal year 2003. The Company is evaluating the impact of the adoption of Statement 143 on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Statement 144 supercedes SFAS No. 121,

Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of ABP Opinion No. 30, Reporting the Results of Operations - Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Mail-Well adopted Statement 144 as of January 1, 2002 and there was no impact from the adoption of this statement.

3.       GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

                                                                           COMMERCIAL
                                                              ENVELOPE      PRINTING      TOTAL
----------------------------------------------------------------------------------------------------

   Balance as of January 1, 2002                              $107,334      $213,492     $320,826
   Reclassification from other intangibles (1)                  11,240             -       11,240
----------------------------------------------------------------------------------------------------
    Balance as of March 31, 2002                              $118,574      $213,492     $332,066
====================================================================================================

(1)  This includes customer relationships and trained workforce that is required to be included as part of goodwill under SFAS 142.

Due to the adoption of SFAS 142, the Company ceased amortizing goodwill. Had SFAS 142 been in effect in the first quarter of 2001, the Company would not have recorded goodwill amortization expense of $2.6 million. The following summarizes net loss adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

                                                     THREE-MONTHS ENDED
                                               MARCH 31, 2002    MARCH 31, 2001
-------------------------------------------------------------------------------
Reported net income (loss)                        $(21,608)          $3,623
Goodwill amortization, net of tax                        -            1,624
-------------------------------------------------------------------------------
  Adjusted net income (loss)                      $(21,608)          $5,247
                                                  ========           ======


-------------------------------------------------------------------------------
Basic earnings (loss) per share - as reported     $  (0.45)          $ 0.08
Basic earnings (loss) per share - adjusted        $  (0.45)          $ 0.11
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Diluted earnings (loss) per share - as reported   $  (0.45)          $ 0.08
Diluted earnings (loss) per share - adjusted      $  (0.45)          $ 0.11
-------------------------------------------------------------------------------

Other intangible assets are all amortizable and have original estimated useful lives as follows: Non-compete agreements - 5 years; Patents - 12 years; Trademarks - 43 years; Other - Various. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years are as follows: $2.0 million, $2.0 million, $1.3 million, $1.2 million and $1.2 million.

                                                      COMMERCIAL
                                         ENVELOPE      PRINTING       TOTAL
-------------------------------------------------------------------------------
   Trademarks                             $ 8,314       $    -       $ 8,314
   Patent                                   2,054            -         2,054
   Non-compete agreements                   1,188        1,905         3,093
   Other intangibles                        1,731          752         2,483
-------------------------------------------------------------------------------
    Balance as of March 31, 2002          $13,287       $2,657       $15,944
===============================================================================


4.       INVENTORIES

Inventories by major category were:

(in thousands)                                   MARCH 31, 2002      DECEMBER 31, 2001
---------------------------------------------------------------------------------------
Raw materials                                       $ 29,816             $ 29,964
Work in process                                       20,314               21,868
Finished goods                                        56,935               56,768
---------------------------------------------------------------------------------------

                                                     107,065              108,600
Reserves                                              (3,581)              (4,056)
---------------------------------------------------------------------------------------
                                                    $103,484             $104,544
                                                    ========             ========


5.       COMPREHENSIVE LOSS

A summary of comprehensive loss is as follows:

                                                                     THREE MONTHS ENDED
(in thousands)                                               MARCH 31, 2002      MARCH 31, 2001
------------------------------------------------------------------------------------------------
 Net income (loss)                                              $(21,608)           $ 3,623
 Currency translation adjustments, net                            (1,347)            (6,528)
 Unrealized loss on investments, net                                   -             (1,140)
 Pension liability adjustment                                          -                115
------------------------------------------------------------------------------------------------
 Comprehensive loss                                             $(22,955)           $(3,930)
                                                                ========            =======

                                        8

6.       EARNINGS (LOSS) PER SHARE

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


  (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)                            MARCH 31,      MARCH 31,
                                                                       2002           2001
---------------------------------------------------------------------------------------------
  Numerator:
  Numerator for basic and diluted earnings (loss) per share -
     income (loss) from continuing operations                         $(8,265)      $ 4,187
=============================================================================================

  Denominator:
  Denominator for basic earnings (loss) per share - weighted
     average shares                                                    47,658        47,457
  Effects of dilutive securities:
       Stock options                                                        -           295
---------------------------------------------------------------------------------------------
  Denominator for diluted earnings (loss) per share - adjusted
     weighted average shares and assumed conversions                   47,658        47,752
=============================================================================================

  Earnings (loss) per share:
       Basic                                                          $ (0.17)      $  0.09
=============================================================================================
       Diluted                                                        $ (0.17)      $  0.09
=============================================================================================

During the three-months ended March 31, 2002 and 2001, interest on the Convertible Notes in the amount of $1,214,000 and shares of 7,319,000 issued upon assumed conversion were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on earnings (loss) per share. In addition, outstanding options to purchase approximately 6,995,000 and 5,675,000 common shares were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive for the quarters ended March 31, 2002 and March 31, 2001, respectively.

7.       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                           MARCH 31,      DECEMBER 31,
                                                             2002            2001
--------------------------------------------------------------------------------------
   Bank borrowings:
      Secured Tranche A term loan, due 2006               $  83,448       $ 194,918
      Secured Tranche B term loan, due 2007                  85,370         192,749
      Revolving loan facility, due 2006                           -           6,000
   Senior Notes, due 2012                                   350,000               -
   Senior Subordinated Notes, due 2008                      300,000         300,000
   Convertible Subordinated Notes, due 2002                 139,063         139,063
   Other                                                     11,372          20,269
--------------------------------------------------------------------------------------
                                                            969,253         852,999
   Less current maturities                                 (310,372)       (302,822)
--------------------------------------------------------------------------------------
   Long-term debt                                         $ 658,881       $ 550,177
======================================================================================

Current maturities include the anticipated retirement of the Convertible Notes and also include the portion of bank borrowings that will be paid from the proceeds from planned divestitures pursuant to the terms of the Secured Senior Credit Facility, net of amounts that would become available as a result of such repayments under the revolving credit facility due in 2006.

In March 2002, the Company issued $350,000,000 of 9 5/8% Senior Notes due 2012 ("Senior Notes"). Interest is payable semi-annually. The Company may redeem the Senior Notes, in whole or in part, on or after March 15, 2007, at a redemption prices from 100% to 104.813%, plus accrued and unpaid interest. In addition, before March 2005, the Company can redeem up to 35% of the Senior Notes at 109.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain common stock offerings. The Company used the proceeds from the sale of the Senior Notes to repay $197.0 million of its Tranche A and B term loans. In addition, $20.5 million of the proceeds received from the sale of Curtis 1000, Inc. were used to repay the bank Tranche A and B term loans.

Deferred financing costs of $8.2 million incurred in connection with the Secured Senior Credit Facility were written off as of March 31, 2002. This write-off represented the pro rata portion of the deferred financing fees related to the Tranche A and B term loans repaid with the proceeds from the sale of the Senior Notes and the sale of Curtis 1000, Inc. The write-off is reported net of tax as an extraordinary item in the condensed consolidated statements of operations.

As of March 31, 2002, the Company was in compliance with all of the covenants of its various debt agreements.

8.       RESTRUCTURING AND OTHER CHARGES

As announced in 2001, the Company is consolidating certain operations to eliminate excess internal capacity in order to reduce costs and improve its long-term competitive position. In addition, the Company is significantly reducing the size of certain of its facilities in response to current market conditions. The restructuring charge related to these plans totaled $11.7 million in first quarter of 2002. The following table and discussion present the details of this restructuring charge, as well as other related charges recorded during the quarter:

                                                                        COMMERCIAL
              (IN THOUSANDS)                             ENVELOPE        PRINTING        CORPORATE        TOTAL
-------------------------------------------------------------------------------------------------------------------
   Employee separation and related
    employee expenses                                     $     -         $  233            $  -         $   233
   Other exit costs                                         3,498              -               -           3,498
   Asset impairment charges                                 4,895              -               -           4,895
   Implementation expenses                                  3,040              -               -           3,040
-------------------------------------------------------------------------------------------------------------------
     Total restructuring costs                             11,433            233               -          11,666
   Other charges                                              580            774             627           1,981
-------------------------------------------------------------------------------------------------------------------
     Total restructure and other charges                  $12,013         $1,007            $627         $13,647
===================================================================================================================

In addition to the three envelope manufacturing facilities consolidated in 2001, the envelope business consolidated four facilities in the first quarter of 2002 and will consolidate four additional operations during the remainder of 2002. When this consolidation plan is completed the Company will have closed 11 envelope plants and substantially reduced excess internal capacity and improved utilization of equipment and resources at the remaining 27 domestic plants and 12 plants in Canada. In 2001, the Company accrued the separation and related employee expenses covering the 923 employees expected to be terminated over the course of this project. As of March 31, 2002, 553 employees had been separated. Other exit costs of $3.5 million in the first quarter of 2002 are primarily training costs for those employees at the plants that are absorbing the sales of the plants being closed. Incremental external implementation expenses were $3.0 million in the first quarter 2002. Equipment taken out of service during the first quarter of 2002 as a result of the consolidation program was written down $4.9 million to its fair market value.

Commercial printing completed the consolidation of its operations in the Philadelphia, Pennsylvania area in 2001. Commercial printing is also making fundamental changes at certain of its commercial printing facilities in response to changes in market conditions. As a result, it reduced headcount in the first quarter of 2002 by 143 employees and incurred severance costs of $233,000.

In 2001, the Company initiated several programs to significantly improve operations and marketing effectiveness. Both the envelope and commercial printing businesses have programs in place to institute best practices, install pricing disciplines and align equipment and services to better serve our customers and markets. We believe these initiatives will significantly improve the performance of our businesses; accordingly, we have expedited the implementation of these programs by investing in outside assistance. The external incremental cost incurred on these initiatives totaled $2.0 million during the first quarter of 2002.

A summary of the activity charged to the restructuring liability during the three months ended March 31, 2002 was as follows (in thousands):

                                                               COMMERCIAL
                                                ENVELOPE        PRINTING         TOTAL
                                            ----------------------------------------------
Balance, December 31, 2001                     $10,126           $ 604          $10,730
   Payments for severance                       (3,124)              -           (3,124)
   Payments for lease termination costs            (35)              -              (35)
   Payments for other exit costs                     -            (131)            (131)
                                            ----------------------------------------------
Balance, March 31, 2002                        $ 6,967           $ 473          $ 7,440
                                            ==============================================

9.       DISCONTINUED OPERATIONS

In June 2001, the Company announced plans to sell its Label and Printed Office Products segments. These segments have been segregated from continuing operations and reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

On February 22, 2002, the Company sold the stock of Curtis 1000 Inc. for
$40 million, including the assumption of debt. Curtis 1000, Inc. was included in the printed office products segment and had approximately $22.8 million in revenue and $49,000 of operating income for the period ended February 22, 2002.

The reported loss on disposition of the Label and Printed Office Products segments includes a write-down to net realizable value based on estimated proceeds, costs associated with the planned dispositions, the estimated earnings or losses from operations of the discontinued businesses through the expected date of these dispositions and the related income tax expense. Management has based its estimates of the sales proceeds expected from the divestitures of Label and Printed Office Products on data provided by its financial advisors and indications of value received from prospective buyers. The loss will be adjusted if management has information indicating that the actual sales proceeds will be different than the estimates.

Interest expense has been allocated to the operating results and the expected earnings included in the calculation of the loss on disposal of discontinued operations based upon the relative net assets of Label and Printed Office Products. This allocation of interest totaled $6.5 million and $6.8 million for the three months ended March 31, 2002 and 2001, respectively.

Operating results of the discontinued operations are summarized as follows (in thousands):

                                                     2002        2001
                                                ---------------------------
Net sales:
  Label                                            $ 53,276    $ 55,508
  Printed Office Products                            74,540     100,739
                                                ---------------------------
                                                   $127,816    $156,247
                                                ===========================
Income (loss) from operations:
  Label                                            $   (365)   $   (413)
  Printed Office Products                                (7)        356
                                                ---------------------------
                                                       (372)        (57)
  Income tax expense                                    605         508
                                                ---------------------------
                                                       (977)       (565)
                                                ===========================

Loss on disposal of discontinued operations:
  Label                                              (3,184)          -
  Printed Office Products                              (356)          -
                                                ---------------------------
                                                     (3,540)          -
  Income tax expense                                  4,063           -
                                                ---------------------------
                                                   $ (8,580)   $   (565)
                                                ===========================

The assets and liabilities of discontinued operations, which have been reflected as net assets of discontinued operations in the condensed consolidated balance sheets, are summarized as follows (in thousands):

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2002              2001
                                                             ---------------------------------
Label segment:
  Current assets                                                 $ 54,409         $ 46,285
  Long-term assets                                                 90,778           97,109
                                                             ---------------------------------
     Total assets                                                 145,187          143,394

  Current liabilities                                              38,395           40,085
  Long-term liabilities                                             5,910            3,909
                                                             ---------------------------------
     Total liabilities                                             44,305           43,994
                                                             ---------------------------------
Net assets of the Label segment                                   100,882           99,400

Printed Office Products segment:
  Current assets                                                   33,989           56,227
  Long-term assets                                                123,320          158,875
                                                             ---------------------------------
     Total assets                                                 157,309          215,102

  Current liabilities                                              31,852           49,068
  Long-term liabilities                                             7,134           19,057
                                                             ---------------------------------
     Total liabilities                                             38,986           68,125
                                                             ---------------------------------
Net assets of the Printed Office Products segment                 118,323          146,977
                                                             ---------------------------------
     Net assets of discontinued operations                       $219,205         $246,377
                                                             =================================

Assets primarily consist of accounts receivable, inventories, property and equipment and deferred income taxes. Liabilities primarily consist of accounts payable, accrued expenses, deferred income taxes and other long-term liabilities. The net assets of discontinued operations presented in the condensed consolidated balance sheets include the write-down of assets to estimated net realizable value, the accrual of obligations associated with the sale of the two segments and the accrual of estimated losses to the expected date of disposal.

10.      ASSETS HELD FOR SALE

The Company's divestiture plans also include the sale of certain operations that are not strategic to its Envelope and Commercial Printing segments. The Company expects to complete the dispositions of these operations by September 30, 2002. The following table presents the sales and operating income of these operations for the three-months ended March 31, 2002 and 2001 (in thousands):

                                                2002              2001
                                            -------------------------------
Sales                                          $26,894           $29,504
Operating income                                 1,434             2,455

The assets of these operations at December 31, 2001 and March 31, 2002 totaled $72.4 million and $67.4 million, respectively, and are reported net of $11.4 million and $13.3 million of related liabilities, respectively, as "Net assets held for sale" in the accompanying condensed consolidated balance sheets.

11.      SEGMENT INFORMATION

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

The following tables present certain business segment information for the three-months ended March 31, 2002 and 2001 as follows:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31
--------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                          2002          2001
--------------------------------------------------------------------------------------------------
 Net external sales:
   Commercial Printing                                                  $190,754      $211,360
   Envelope                                                             $200,975       221,616
--------------------------------------------------------------------------------------------------
   Total                                                                $391,729      $432,976
==================================================================================================

 Operating income (a):
   Commercial Printing                                                  $ (3,463)     $  6,361
   Envelope                                                                7,738        22,975
   Corporate                                                              (3,027)       (7,652)
--------------------------------------------------------------------------------------------------
   Total                                                                $  1,248      $ 21,684
==================================================================================================

                                                                       MARCH 31     DECEMBER 31
--------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                          2002          2001
--------------------------------------------------------------------------------------------------
 Identifiable assets (b):
   Commercial Printing                                                $  615,538    $  620,421
   Envelope                                                              518,842       537,747
   Corporate                                                             111,838        (9,494)
--------------------------------------------------------------------------------------------------
   Total                                                              $1,246,218    $1,148,674

   Net assets of discontinued operations                                 219,205       246,377
   Net assets held for sale                                               61,022        54,073
--------------------------------------------------------------------------------------------------
   Total                                                              $1,526,445    $1,449,124
                                                                      ==========    ==========

(a) Operating income is net of all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense of other intangible assets and goodwill (in 2001), gains or losses on disposal of assets and other miscellaneous expenses.



(b) Identifiable assets are accumulated by facility within each business segment. Certain operating assets, which are under lease, are reported as business segment assets for evaluation purposes. The net book value of these assets has been eliminated by contra assets included with corporate assets in order to reconcile identifiable assets with the total assets of the Company. Corporate assets consist primarily of cash and cash equivalents, other receivables, other assets and deferred tax assets.

Intercompany sales for the three months ended March 31, 2002 were $1.9 million and $3.4 million and for the three months ended March 31, 2001 were $2.5 million and $7.8 million for Commercial Printing and Envelope, respectively. These amounts, which are eliminated in consolidation, are excluded above in reported net sales.

12.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In March 2002, Mail-Well I Corporation ("Issuer" or "MWI"), the Company's wholly owned subsidiary, and the only direct subsidiary of the Company, issued $350 million aggregate principal amount of 9 5/8% Senior Notes ("Senior Notes") due in 2012. The Senior Notes are guaranteed by all of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

In December 1998, MWI ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, issued $300.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes ("Senior Subordinated Notes") due in 2008. The Senior Subordinated Notes are guaranteed by the majority of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

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

                       CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION

                                            March 31, 2002
                                            (in thousands)
                                                                           COMBINED       COMBINED
                                             PARENT                       GUARANTOR     NONGUARANTOR
                                            GUARANTOR       ISSUER       SUBSIDIARIES   SUBSIDIARIES
                                            ---------       ------       ------------   ------------
Current assets:
    Cash and cash equivalents               $      -      $  119,948      $   1,383       $      -
    Accounts receivable, net                       -          52,375        127,829         23,104
    Inventories, net                               -          50,043         40,877         12,564
    Net assets of discontinued operations          -               -        159,193         60,012
    Net assets held for sale                       -          33,575         27,447              -
    Note receivable from Issuer              147,436               -              -              -
    Other current assets                         197          40,169         13,709          3,120
                                            --------      ----------      ---------       --------
        Total current assets                 147,633         296,110        370,438         98,800

Investment in subsidiaries                   217,920         245,694         58,910              -
Property, plant and equipment, net                 -         135,465        173,560         52,530
Goodwill and other intangible assets, net          -          85,645        216,751         45,614
Note receivable from subsidiaries                  -         722,400              -              -
Other assets, net                                783          44,034         21,297          2,992
                                            --------      ----------      ---------       --------

Total assets                                $366,336      $1,529,348      $ 840,956       $199,936
                                            ========      ==========      =========       ========

Current liabilities:
    Accounts payable                        $      -      $   66,482      $  71,261       $  9,731
    Other current liabilities                  6,029          67,032         12,125          8,444
    Intercompany payable (receivable)          2,168         132,960       (184,348)        49,220
    Note payable to Parent                         -         147,436              -              -
    Current portion of long-term debt        139,063         163,729          7,408            172
                                            --------      ----------      ---------       --------
        Total current liabilities            147,260         577,639        (93,554)        67,567


Long-term debt                                     -         658,881              -              -
Note payable to Issuer                             -               -        722,400              -
Deferred income taxes                              -          28,287         39,021         11,176
Other long-term liabilities                        -          14,582         21,171            546
                                            --------      ----------      ---------       --------

        Total liabilities                    147,260       1,279,389        689,038         79,289

Shareholders' equity                         219,076         249,959        151,918        120,647
                                            --------      ----------      ---------       --------

Total liabilities and shareholders' equity  $366,336      $1,529,348      $ 840,956       $199,936
                                            ========      ==========      =========       ========

                                               ELIM.     CONSOLIDATED
                                               -----     ------------
Current assets:
    Cash and cash equivalents               $         -   $  121,331
    Accounts receivable, net                          -      203,308
    Inventories, net                                  -      103,484
    Net assets of discontinued operations             -      219,205
    Net assets held for sale                          -       61,022
    Note receivable from Issuer                (147,436)           -
    Other current assets                              -       57,195
                                            -----------   ----------
        Total current assets                   (147,436)     765,545

Investment in subsidiaries                     (522,524)           -
Property, plant and equipment, net                    -      361,555
Goodwill and other intangible assets, net             -      348,010
Note receivable from subsidiaries              (722,400)           -
Other assets, net                               (17,771)      51,335
                                            -----------   ----------

Total assets                                $(1,410,131)  $1,526,445
                                            ===========   ==========

Current liabilities:
    Accounts payable                        $         -   $  147,474
    Other current liabilities                         -       93,630
    Intercompany payable (receivable)                 -            -
    Note payable to Parent                     (147,436)           -
    Current portion of long-term debt                 -      310,372
                                            -----------   ----------
        Total current liabilities              (147,436)     551,476


Long-term debt                                        -      658,881
Note payable to Issuer                         (722,400)           -
Deferred income taxes                                 -       78,484
Other long-term liabilities                     (17,771)      18,528
                                            -----------   ----------

        Total liabilities                      (887,607)   1,307,369

Shareholders' equity                           (522,524)     219,076
                                            -----------   ----------


Total liabilities and shareholders' equity  $(1,410,131)  $1,526,445
                                            ===========   ==========

                       CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                          December 31, 2001
                                            (in thousands)
                                                                          COMBINED       COMBINED
                                              PARENT                      GUARANTOR     NONGUARANTOR
                                             GUARANTOR      ISSUER       SUBSIDIARIES   SUBSIDIARIES
                                             ---------      ------       ------------   ------------
Current assets:
      Cash and cash equivalents              $      -     $   (1,589)     $   1,613       $    785
      Accounts receivable, net                      -         60,039        123,333         24,378
      Inventories, net                              -         51,032         41,319         12,193
      Net assets of discontinued operations         -              -        176,879         69,498
      Net assets held for sale                      -         25,852         28,221              -

      Note receivable from Issuer             147,436              -              -              -

      Other current assets                        295         41,988         21,977          2,741
                                             --------     ----------      ---------       --------
         Total current assets                 147,731        177,322        393,342        109,595
Investment in subsidiaries                    240,954        233,432        101,125              -
Property, plant and equipment, net                  -        151,735        170,112         53,568

Goodwill and other intangible assets, net           -         96,585        204,742         45,734
Note receivable from subsidiaries                   -        749,400              -              -
Other assets, net                               1,023         29,925         31,034          2,992
                                             --------     ----------      ---------       --------
Total assets                                 $389,708     $1,438,399      $ 900,355       $211,889
                                             ========     ==========      =========       ========

Current liabilities:
    Accounts payable                         $      -     $   63,491      $  70,537       $  8,493
    Other current liabilities                   4,291         71,611         11,749         13,904
    Intercompany payable (receivable)           4,477        190,395       (167,446)       (27,426)
    Note payable to Parent                          -        147,436              -              -

    Current maturities of long-term debt      139,063        161,850          1,737            172
                                             --------     ----------      ---------       --------
         Total current liabilities            147,831        634,783        (83,423)        (4,857)

Long-term debt                                      -        523,247         17,834          9,096
Note payable to Issuer                              -              -        749,400              -
Deferred income taxes                               -         28,287         54,062         11,224

Other liabilities                                   -         24,655         10,277            549
                                             --------     ----------      ---------       --------
         Total liabilities                    147,831      1,210,971        748,149         16,012
Shareholders' equity                          241,877        227,427        152,207        195,877
                                             --------     ----------      ---------       --------
Total liabilities and shareholders' equity   $389,708     $1,438,398      $ 900,356       $211,889
                                             ========     ==========      =========       ========
                                                ELIM.       CONSOLIDATED
                                                -----       ------------
Current assets:
      Cash and cash equivalents              $         -     $      809
      Accounts receivable, net                         -        207,750
      Inventories, net                                 -        104,544
      Net assets of discontinued operations            -        246,377
      Net assets held for sale                         -         54,073

      Note receivable from Issuer               (147,436)             -
      Other current assets                             -         67,001
                                             -----------     ----------
         Total current assets                   (147,436)       680,554
Investment in subsidiaries                      (575,511)             -
Property, plant and equipment, net                     -        375,415

Goodwill and other intangible assets, net              -        347,061
Note receivable from subsidiaries               (749,400)             -
Other assets, net                                (18,881)        46,094
                                             -----------     ----------
Total assets                                 $(1,491,228)    $1,449,124
                                             ===========     ==========

Current liabilities:
    Accounts payable                         $         -     $  142,521
    Other current liabilities                          -        101,555
    Intercompany payable (receivable)                  -              -
    Note payable to Parent                      (147,436)             -


    Current maturities of long-term debt               -        302,822
                                             -----------     ----------
         Total current liabilities              (147,436)       546,898

Long-term debt                                         -        550,177
Note payable to Issuer                          (749,400)             -
Deferred income taxes                                  -         93,573


Other liabilities                                (18,881)        16,599
                                             -----------     ----------
         Total liabilities                      (915,717)     1,207,247
Shareholders' equity                            (575,511)       241,877
                                             -----------     ----------
Total liabilities and shareholders' equity   $(1,491,228)    $1,449,124
                                             ===========     ==========

                                     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                              Quarter Ended March 31, 2002
                                                     (in thousands)
                                                                   COMBINED      COMBINED
                                            PARENT                 GUARANTOR   NONGUARANTOR
                                           GUARANTOR    ISSUER   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ---------    ------   ------------  ------------  ------------  ------------

Net sales                                  $      -    $140,874    $209,403       $41,452      $      -     $391,729

Cost of sales                                     -     113,495     174,914        29,286             -      317,695
                                           --------    --------    --------       -------      --------     --------

Gross profit                                      -      27,379      34,489        12,166             -       74,034

Other operating costs                             5      19,526      35,298         4,310             -       59,139


Restructuring and other charges                   -      13,414         233             -             -       13,647
                                           --------    --------    --------       -------      --------     --------

Operating income (loss)                          (5)     (5,561)     (1,042)        7,856             -        1,248

Other expense (income):
  Interest expense                            1,738      17,662      11,325             -       (18,717)      12,008

  Other expense (income)                     (1,977)    (16,486)         48           (48)       18,717          254
                                           --------    --------    --------       -------      --------     --------

Income (loss) before income taxes and
  equity in undistributed earnings of
  subsidiaries                                  234      (6,737)    (12,415)        7,904             -      (11,014)

Provision (benefit) for income taxes              -      (2,690)     (3,335)        3,276             -       (2,749)
                                           --------    --------    --------       -------      --------     --------

Income (loss) before equity in
  undistributed earnings of subsidiaries        234      (4,047)     (9,080)        4,628             -       (8,265)

Equity in undistributed earnings of
  subsidiaries                              (21,842)    (12,798)      6,419             -        28,221            -
                                           --------    --------    --------       -------      --------     --------

Income (loss) before discontinued
  operations and extraordinary items        (21,608)    (16,845)     (2,661)        4,628        28,221       (8,265)

Loss on disposal, including income tax
  expense                                         -           -      (6,144)       (2,436)            -       (8,580)


Extraordinary item, net of tax                    -      (4,763)          -             -             -       (4,763)
                                           --------    --------    --------       -------      --------     --------

Net income (loss)                          $(21,608)   $(21,608)   $ (8,805)      $ 2,192      $ 28,221     $(21,608)
                                           ========    ========    ========       =======      ========     ========

                                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                Quarter Ended March 31, 2001
                                                       (in thousands)

                                                                   COMBINED       COMBINED
                                             PARENT               GUARANTOR     NONGUARANTOR
                                           GUARANTOR    ISSUER   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ---------    ------   ------------   ------------   ------------   ------------
Net sales                                   $     -    $112,823    $271,521       $48,632        $      -       $432,976

Cost of sales                                     -      90,161     219,106        35,875               -        345,142
                                            -------    --------    --------       -------        --------       --------

Gross profit                                      -      22,662      52,415        12,757               -         87,834

Other operating costs                            91      18,102      42,937         5,020               -         66,150
                                            -------    --------    --------       -------        --------       --------

Operating income (loss)                         (91)      4,560       9,478         7,737               -         21,684

Other expense (income):
  Interest expense                            1,738      18,768      13,174         1,051         (19,980)        14,751
  Other expense (income)                     (1,976)    (17,282)       (187)           (9)         19,980            526
                                            -------    --------    --------       -------        --------       --------

Income (loss) before income taxes and
  equity in undistributed earnings of
  subsidiaries                                  147       3,074      (3,509)        6,695               -          6,407

Provision (benefit) for income taxes              -       1,346      (1,914)        2,788               -          2,220
                                            -------    --------    --------       -------        --------       --------

Income (loss) before equity in
  undistributed earnings of subsidiaries        147       1,728      (1,595)        3,907               -          4,187

Equity in undistributed earnings of
  subsidiaries                                3,476       1,748       7,960             -         (13,184)             -
                                            -------    --------    --------       -------        --------       --------

Income before discontinued operations         3,623       3,476       6,365         3,907         (13,184)         4,187

Loss from discontinued operations, net of
  tax                                             -           -        (133)         (431)              -           (564)
                                            -------    --------    --------       -------        --------       --------

Net income                                  $ 3,623    $  3,476    $  6,232       $ 3,476        $(13,184)      $  3,623
                                            =======    ========    ========       =======        ========       ========

                                       CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                              Three-months ended March 31, 2002
                                                        (in thousands)

                                                                        COMBINED      COMBINED
                                             PARENT                     GUARANTOR   NONGUARANTOR
                                           GUARANTOR      ISSUER      SUBSIDIARIES  SUBSIDIARIES  ELIMINATION   CONSOLIDATED
                                           ---------      ------      ------------  ------------  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES        $ 2,309      $  (4,658)     $    644      $    438      $  4,841      $   3,574
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions                               -         (1,003)            -             -             -         (1,003)
       Capital expenditures                       -           (391)       (7,259)         (302)            -         (7,952)
       Proceeds from divestiture                  -         31,622             -             -             -         31,622
       Proceeds from the sale of property
         and equipment                            -             34            26                           -             60
       Investment in subsidiaries            (2,309)             -             -             -         2,309              -
                                            -------      ---------      --------      --------      --------      ---------
      Net cash provided by  (used in)
         investing activities                (2,309)        30,262        (7,233)         (302)        2,309         22,727
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of
         long-term debt                           -        569,000             -             -             -        569,000
       Repayments of long-term debt               -       (444,615)       (5,745)      (94,039)       85,039       (459,360)
       Capitalized loan fees                      -        (12,037)            -             -             -        (12,037)
       Investment by parent                       -              -             -        92,189       (92,189)             -
                                            -------      ---------      --------      --------      --------      ---------
      Net cash provided by (used in)
         financing activities                     -        112,348        (5,745)       (1,850)       (7,150)        97,603
EFFECT OF EXCHANGE RATE CHANGES ON CASH           -              -            17          (339)            -           (322)
CASH FLOWS FROM DISCONTINUED OPERATIONS           -              -        (3,240)          180             -         (3,060)
                                            -------      ---------      --------      --------      --------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS           -        137,952       (15,557)       (1,873)            -        120,522
BALANCE AT BEGINNING OF YEAR                      -        (18,004)       17,568         1,245             -            809
                                            -------      ---------      --------      --------      --------      ---------
BALANCE AT END OF YEAR                      $     -      $ 119,948      $  2,011      $   (628)     $      -      $ 121,331
                                            =======      =========      ========      ========      ========      =========

                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                               Three-months ended March 31, 2001
                                                        (in thousands)
                                                                    COMBINED         COMBINED
                                          PARENT                    GUARANTOR      NONGUARANTOR
                                        GUARANTOR      ISSUER     SUBSIDIARIES     SUBSIDIARIES   ELIMINATION   CONSOLIDATED
                                        ---------      ------     ------------     ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES     $ 5,194     $ (39,444)     $  44,667        $ 47,641      $       -      $  58,058
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions                            -        (3,904)             -               -              -         (3,904)
       Capital expenditures                    -        (1,161)        (3,300)           (471)             -         (4,932)
       Investment in subsidiaries             (5)       10,416             -               -         (10,411)             -
       Other investing activities         (5,195)         (873)        54,548           3,325        (50,000)         1,805
                                         -------     ---------      ---------        --------      ---------      ---------
      Net cash provided by (used in)
        investing activities              (5,200)        4,478         51,248           2,854        (60,411)        (7,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
       Changes due to accounts
         receivable securitization, net        -        (3,487)       (46,513)        (50,000)        50,000        (50,000)
       Proceeds from exercise of stock
         options                               6             -              -               -              -              6
       Proceeds from long-term debt            -        82,006              -           3,361              -         85,367
       Repayments of long-term debt            -      (114,609)          (570)         (2,628)             -       (117,807)
       Capitalized loan fees                   -        (1,841)             -               -              -         (1,841)
       Proceeds from parent guarantor          -        63,419        (63,419)              -              -              -
       Investment by parent                    -             5        (10,416)              -         10,411              -
       Other financing activities              -             -          1,047          (1,047)             -              -
                                         -------     ---------      ---------        --------      ---------      ---------
      Net cash provided by financing
        activities                             6        25,493       (119,871)        (50,314)        60,411        (84,275)
EFFECT OF EXCHANGE RATE CHANGES ON CASH        -             -             13             (37)             -            (24)
CASH FLOWS FROM DISCONTINUED OPERATIONS        -             -         33,701               6              -         33,707
                                         -------     ---------      ---------        --------      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS        -        (9,473)         9,758             150              -            435
BALANCE AT BEGINNING OF YEAR                   -         9,596         (9,756)            254              -             94
                                          ------     ---------      ---------        --------      ---------      ---------
BALANCE AT END OF YEAR                   $     -     $     123      $       2        $    404      $       -      $     529
                                         =======     =========      =========        ========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CORPORATE OVERVIEW

We are one of the largest printers in North America competing primarily in the commercial printing and envelope market segments. We believe we are the world's largest manufacturer of envelopes, the leading printer of envelopes in the United States and Canada, the premier high impact color printer in the United States, and a leading general commercial printer in several major U.S. markets. We operate 73 facilities throughout North America in our commercial printing and envelope businesses. The combination of our broad printing facility network and our sales force, which is among the largest in the industry, has enabled us to build our primary customer base to over 20,000 customers.

In May 2001, we completed a comprehensive review of our operations and adopted a new strategy that focuses on our two primary businesses - commercial printing and envelopes. In support of this strategy, we have announced our intention and are in the process of seeking to divest of our label and printed office products businesses and certain other non-strategic assets. In February 2002, we sold Curtis 1000 Inc., a printed office products company, for approximately $40 million. We intend to use the net proceeds from the divestitures to reduce our senior secured debt. In connection with our new strategic plan, we also announced plans to consolidate three of our commercial printing plants into one facility, to close 11 of our envelope plants and to redeploy the equipment and assets at other facilities. We have completed the plant consolidations in commercial printing and seven of the closures in envelope, and plan to complete the remaining consolidations by the end of 2002. Our new strategy includes the launch of several initiatives to significantly improve operations and marketing effectiveness. Both the envelope and commercial printing businesses have programs in place to institute best practices, install pricing disciplines and align equipment and services to better serve our customers and markets. We believe these initiatives will significantly improve the performance of our businesses.


CONSOLIDATED RESULTS OF OPERATIONS

The financial statements for all periods presented have been restated as required by generally accepted accounting principles to report the results of our label and printed office products businesses as discontinued operations. The summary financial data set forth in the tables that follow present reported amounts as well as comparable financial data for New Mail-Well. When we refer to "New Mail-Well", we are referring to results of the operations that will constitute Mail-Well subsequent to the planned divestitures of the operations reported as discontinued operations and assets held for sale and that exclude restructuring, asset impairment and other charges reported in the consolidated statements of operations for the quarters ended March 31, 2002 and 2001.

The economic slowdown that began in 2001 continues to adversely affect the sales and margins of both of our primary businesses, especially the portion of our commercial printing business related to print advertising and the direct mail and resale segments of our envelope business. We do not expect significant increases in sales and margins until the markets we serve, especially advertising and direct mail, recover. In the meantime, we have continued to take steps through our strategic initiatives and otherwise to reduce costs and improve operations.

SALES
                                     QUARTER ENDED MARCH 31      % CHANGE
(dollars in thousands)                2002           2001          2001
----------------------------------------------------------------------------
Reported                            $391,729       $432,976        (9.5)%
New Mail-Well                       $364,836       $410,889       (11.2)%
----------------------------------------------------------------------------

New Mail-Well's sales in the first quarter of 2002 were $364.8 million, or 11.2% below sales during the first quarter of 2001. Despite reported improvements in the general economy, we have yet to see improvements in the key markets we serve. Demand for commercial printing continues to be weak, and sales of envelopes into the resale and direct mail markets are below levels of a year ago.

RESTRUCTURING AND OTHER CHARGES

As announced in 2001, we are consolidating certain operations to eliminate excess internal capacity in order to reduce costs and improve our long-term competitive position. In addition, we are significantly reducing the size of certain of our facilities in response to current market conditions. The restructuring charge related to these plans totaled $11.7 million in first quarter of 2002. The following table and discussion present the details of this restructuring charge, as well as other related charges recorded during the quarter:

                                                              COMMERCIAL
          (IN THOUSANDS)                            ENVELOPE   PRINTING   CORPORATE    TOTAL
------------------------------------------------------------------------------------------------
Employee separation and related expenses             $     -    $  233       $  -     $   233
Other exit costs                                       3,498         -          -       3,498
Asset impairment charges                               4,895         -          -       4,895
Implementation expenses                                3,040         -          -       3,040
------------------------------------------------------------------------------------------------
     Total restructuring costs                        11,433       233          -      11,666
Other charges                                            580       774        627       1,981
------------------------------------------------------------------------------------------------
     Total restructure and other charges             $12,013    $1,007       $627     $13,647
================================================================================================

In addition to the three envelope manufacturing facilities consolidated in 2001, our envelope business consolidated four facilities in the first quarter of 2002 and will consolidate four additional operations during the remainder of 2002. When this consolidation plan is completed we will have closed 11 envelope plants and substantially reduced excess internal capacity and improved utilization of equipment and resources at the remaining 27 domestic plants and 12 plants in Canada. In 2001, we accrued the separation and related employee costs covering the 923 employees expected to be terminated over the course of this project. As of March 31, 2002, 553 employees had been separated. Other exit costs of $3.5 million are primarily training costs for those employees at the plants that are absorbing the sales of the plants being closed. Incremental external implementation expenses were $3.0 million. Equipment taken out of service during the first quarter of 2002 as a result of our consolidation program was written down $4.9 million to its fair market value.

Our commercial printing business completed the consolidation of its operations in the Philadelphia, Pennsylvania area in 2001. We are also reducing fixed costs at certain of our commercial printing facilities in response to changes in market conditions. As a result, we reduced headcount in the first quarter of 2002 by 143 employees and incurred severance costs of $233,000.

In 2001, we initiated several programs to significantly improve operations and marketing effectiveness. Both the envelope and commercial printing businesses have programs in place to institute best practices, install pricing disciplines and align equipment and services to better serve our customers and markets. We believe these initiatives will significantly improve the performance of our businesses; accordingly, we have expedited the implementation of these programs by investing in outside assistance. The external incremental expenses incurred on these initiatives totaled
$2.0 million during the first quarter of 2002 and are reported in other charges.

We expect to complete our strategic initiatives by the end of 2002 and anticipate further charges of approximately $35.0 million.

OPERATING INCOME

                              QUARTER ENDED MARCH 31          % CHANGE
(dollars in thousands)       2002              2001
-------------------------------------------------------------------------
Reported
  Operating income         $ 1,248            $21,684           (94)%
  Operating margin             0.3%               5.0%
-------------------------------------------------------------------------

New Mail-Well
  Operating income         $12,607            $19,230           (34)%
  Operating margin             3.5%               4.7%
-------------------------------------------------------------------------

New Mail-Well's operating income declined 34% in the first quarter of 2002 to $12.6 million. The reduction in operating income was due primarily to the contribution lost on the decline in sales, estimated to be approximately $12.5 million. Increased competition resulting from the lower demand reduced contribution margins by more than 6% and total contribution by approximately another $8.7 million. Offsetting these declines were reductions in fixed costs, which totaled approximately $12 million during the quarter.

The $13.6 million restructuring and other charges discussed above are the primary difference between reported operating income and the operating income of New Mail-Well.

INTEREST EXPENSE
                                                QUARTER ENDED MARCH 31      % CHANGE
(dollars in thousands)                            2002          2001
--------------------------------------------------------------------------------------
Total interest expense                           $18,482       $21,533        (14)%

Less:  Allocation to discontinued operations     $(6,474)      $(6,782)
--------------------------------------------------------------------------------------
Reported interest expense                        $12,008       $14,751        (19)%

Less:  Allocation to assets held for sale        $  (968)      $(1,621)
--------------------------------------------------------------------------------------
New Mail-Well                                    $11,040       $13,130        (16)%
======================================================================================

During the quarter ended March 31, 2002, interest before allocations to discontinued operations and assets held for sale declined 14% due to lower average debt balances and lower average interest rates. Our weighted average interest rate will increase as a result of the issuance of $350 million of 9 5/8% senior notes on March 13, 2002.

Reported interest excludes an allocation of total interest expense to discontinued operations based on the net assets of those operations. Interest expense applicable to New Mail-Well excludes interest allocated to certain operations of the envelope and commercial printing businesses that are held for sale based on the net proceeds anticipated from the sales of these assets.

INCOME TAXES
                                             QUARTER ENDED MARCH 31
(dollars in thousands)                       2002             2001
----------------------------------------------------------------------
Reported
  Provision (benefit) for income taxes     $(2,749)          $2,220
  Effective tax rate                          25.0%            34.6%
----------------------------------------------------------------------

New Mail-Well
  Provision for income taxes               $   524           $2,500
  Effective tax rate                          41.0%            45.5%
----------------------------------------------------------------------

New Mail-Well's effective tax rate for 2002 decreased by 4.5 percentage points due to higher estimated pre-tax income in 2002, which decreased the impact of nondeductible permanent differences on the effective rate.

The reported effective tax rate for 2002 reflects the tax impact of the restructuring and other charges.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND INCOME (LOSS) PER SHARE -
ASSUMING DILUTION

                                                        QUARTER ENDED MARCH 31          % CHANGE
(dollars in thousands)                                  2002               2001
--------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   Reported                                           $(8,265)            $4,187         (297)%
   New Mail-Well                                      $   755             $2,779          (73)%
--------------------------------------------------------------------------------------------------

Income (loss) from continuing operations per share
   Reported                                           $ (0.17)            $ 0.09         (289)%
   New Mail-Well                                      $  0.02             $ 0.06          (67)%
--------------------------------------------------------------------------------------------------

New Mail-Well's income from continuing operations per share declined 67% in the first quarter of 2002, reflecting a similar decrease in income from continuing operations. The earnings decline was due to lower sales and lower margins partially offset by lower fixed costs, lower amortization expense and lower interest expense. Lower amortization expense was due to the implementation of SFAS 142 whereby goodwill is no longer required to be amortized.

Our reported loss from continuing operations of $8.3 million, or $.17 per share, includes the restructuring and other charges of $13.6 million.

LOSS ON DISCONTINUED OPERATIONS

During the quarter ended March 31, 2002, we recorded a loss of $8.6 million from discontinued operations, which included a loss from operations of $1.0 million after the allocation of interest and taxes and $7.6 million of additional loss estimated on the disposition of our label and printed office products businesses. During the quarter, we competed the sale of Curtis 1000 for approximately $40.0 million, which includes the assumption of debt. Curtis 1000 was reported as part of our printed office products business.

Our estimates of the sales proceeds expected from the divestitures are based on data provided by our financial advisors and indications of value received from prospective buyers. The loss is adjusted once the actual sales proceeds are known or management has information indicating that the actual sales proceeds are likely to be different than the estimates. We do not expect the actual sales proceeds to be significantly different from those assumed, and we expect to complete these dispositions during the second quarter or early in the third quarter of 2002.

Sales of our label and printed office products businesses during the first quarter of 2002 totaled $127.8 million. The operating income earned by these businesses was $6.7 million.

EXTRAORDINARY ITEM

Results for the quarter ended March 31, 2002 include an extraordinary charge of $4.8 million, net of tax, or $0.10 per share. We wrote-off the pro rata portion of the deferred financing fees, $8.2 million, incurred in connection with our bank credit facility which related to the portion of the term debt repaid with the proceeds from the senior notes issued in March 2002 and from the sale of Curtis 1000 in February 2002.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION

                                                  YEAR ENDED DECEMBER 31     % CHANGE
(dollars in thousands)                              2002        2001
---------------------------------------------------------------------------------------
Net income (loss)
   Reported                                       $(21,608)     $3,623        (696)%
   New Mail-Well                                  $    755      $2,779         (73)%
---------------------------------------------------------------------------------------

Net income (loss) per share - assuming dilution
   Reported                                       $  (0.45)     $ 0.08        (663)%
   New Mail-Well                                  $   0.02      $ 0.06         (67)%
---------------------------------------------------------------------------------------

Our reported net loss for the first quarter of 2002 was $21.6 million, or $0.45 per share. This loss was due to lower income from continuing operations, the charges taken in connection with our restructuring and other strategic initiatives, the loss on discontinued operations and the extraordinary charge.

BUSINESS SEGMENTS

ENVELOPE

The following table presents the reported sales and operating income of our envelope business, as well as sales and operating income excluding the results of operations that are held for sale and restructuring charges recorded during the first quarter of 2002 ("New Envelope").

                                QUARTER ENDED MARCH 31    % CHANGE
(dollars in thousands)           2002           2001
---------------------------------------------------------------------
Net sales
   Reported                    $200,975       $ 21,616       (9)%
   New Envelope                $185,099       $209,022      (11)%
---------------------------------------------------------------------

Operating income
   Reported                    $  7,738       $ 22,975      (66)%
   New Envelope                $ 18,318       $ 21,022      (13)%
---------------------------------------------------------------------

New Envelope's sales in the first quarter of 2002 were down 11.0% from the first quarter of the prior year. We continue to experience lower sales in the direct mail segment of our market. Sales to our direct mail customers were down approximately $8.0 million in the quarter. Demand in the resale segment of our market, which began to soften in the second half of 2001, continues to be weak. Sales to our merchant and office products customers were down $8.5 million.

Operating income of New Envelope declined 13%. Reductions of $8.1 in fixed costs were not sufficient to offset the contribution lost due to lower sales and lower margins. Margins are down from the prior year due to competitive pressures and lower sales of higher value added products.

Reported results of our envelope business are significantly lower due to the $12.0 million of restructuring and other charges recorded during the first quarter of 2002.

COMMERCIAL PRINTING

The following table presents the reported sales and operating income of our commercial printing business, as well as sales and operating income excluding the results of its operations that are held for sale and restructuring and impairment charges recorded during the first quarter of 2002 ("New Commercial Printing").

                                 QUARTER ENDED MARCH 31     % CHANGE
(dollars in thousands)            2002           2001
-----------------------------------------------------------------------
Net sales
   Reported                     $190,754       $211,360       (10)%
   New Commercial Printing      $184,588       $203,587        (9)%
-----------------------------------------------------------------------

Operating income (loss)
   Reported                     $ (3,463)      $  6,361      (154)%
   New Commercial Printing      $ (2,473)      $  5,585      (144)%
-----------------------------------------------------------------------

Sales of New Commercial Printing in the first quarter of 2002 were down 9.0% from the prior year. While total revenues from our annual report and car brochure business were lower than in the first quarter of 2001, they were higher than the first quarter of 2000. Demand for general commercial printing continues to decline. Approximately 50% of the first quarter sales decline was low margin work, which we chose not to retain due to competitive pricing pressures in the market.

The decline in operating income of New Commercial Printing in the first quarter of 2002 is due the contribution lost on lower sales and lower margins, which were down 270 basis points from the first quarter of 2001. Fixed costs are $2.8 million lower than the first quarter of 2001.

Reported results of our Commercial Printing business were lower due to the $1.0 million of restructuring and other charges recorded during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

In March 2002, we sold $350 million of 9 5/8% senior notes due 2012. We used the proceeds from this offering to repay $197.0 million of our bank term debt and $22.0 million of other debt. The remaining proceeds will be used to fund working capital needs and provide the liquidity needed for the repayment of our convertible debt due in November 2002. Also in March 2002, we applied $20.5 million of the proceeds received from the sale of Curtis 1000 to the repayment of our bank term debt.

Since December 31, 2001, we have reduced the bank borrowings under our secured senior credit facility from $393.7 million to $168.8 million at March 31, 2002. Our senior secured credit facility contains certain cash flow financial covenants which we could violate if some or all of our divestitures are successfully completed in the near future. Even if the divestitures do not occur as planned, these covenants could be violated if our operating results continue to be disappointing. Rather than seek a waiver from these restrictive covenants, as we have done successfully in the past, we have determined to pursue an asset-based lending arrangement of the kind which does not typically have similar restrictions. We believe we will be able to refinance our senior secured credit facility in such a manner prior to any possible violation of the existing covenants.

Cash flow from continuing operations was $3.6 million in the first quarter of 2002 compared to $58.1 million in the first quarter of 2001. Capital expenditures totaled $8.0 million in the first quarter of 2002 compared to $4.9 million in the first quarter of 2001. In addition, we made a $1.0 million contractual payment on a small acquisition that was consummated in the first quarter of 2001 for $3.9 million.

Our debt, net of cash, was 70.8% to total capital at March 31, 2002, up from 70.2% at December 31, 2001.

The following table summarizes our cash obligations as of March 31, 2002:

                                      PAYMENTS DUE BY YEAR
                                      --------------------

(in thousands)               2002      2003 AND 2004   2005 AND 2006    THEREAFTER    TOTAL
----------------------------------------------------------------------------------------------
Long-term debt             $310,372       $ 45,059       $ 95,951        $517,871   $  969,253
Operating leases             33,844         56,913         42,545          32,066      165,368
----------------------------------------------------------------------------------------------
Total cash obligations     $344,216       $101,972       $138,496        $549,937   $1,134,621
----------------------------------------------------------------------------------------------

Long-term debt due during 2002 includes the retirement of our convertible notes, other current debt and the portion of our bank borrowings that will be paid from the proceeds from our planned divestitures pursuant to the terms of our senior credit facility, net of amounts that would become available as a result of such repayments under our revolving credit facility.

Our convertible notes mature in November 2002. We have provided for the mandatory retirement of these notes as a result of our bond offering in March 2002 and the amendment obtained on our secured senior credit facility.

At March 31, 2002, we had outstanding letters of credit of approximately $6.2 million related to performance and payment guarantees. In addition, we have issued letters of credit of $2.4 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

We expect to be able to fund our operations, capital expenditures and debt and other contractual commitments within the next year from the proceeds from the sales of our planned divestitures, which we expect to approximate $300 million (of which $40 million has been received from the sale of Curtis
1000), internally generated cash flow and funds available under our revolving credit facility. At March 31, 2002, we had $150 million of unused credit available under our revolving credit facility.

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

The most significant judgments made in our financial statements for quarter ended March 31, 2002 involve the estimation of net sales proceeds to be received form the sales of our discontinued operations and assets held for sale. Our estimates are based on indications of value expressed by prospective buyers and the advice of our financial advisors. We do not expect the actual proceeds to be significantly different from our estimates; however, until we have completed each of our planned divestitures, the possibility exists that actual proceeds could be materially different from our estimates.

We exercise judgment in evaluating our long-lived assets for impairment. We believe our businesses serve markets that are strong and that the fair value is in excess of the net book value to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. In connection with the implementation of SFAS 142 discussed below, we are in the process of evaluating the impairment in our commercial printing business.

We are self insured for the majority of our workers' compensation costs and group health insurance costs. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

The determination of our tax provision is complex due to operations in several tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

We began our application of Statement 142 beginning on January 1, 2002. We have completed the first step of the two-step process prescribed in Statement 142 to test goodwill for impairment and have concluded that a portion of the $213.5 million of goodwill related to our commercial printing business is impaired. We will not know the extent of this impairment until we have completed step two of the process, which we expect to begin prior to the end of the second quarter. We will recognize the amount of the impairment as a cumulative effect of a change in accounting principle as of January 1, 2002, when it is determined.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Mail-Well will adopt Statement 143 on January 1, 2003. We are evaluating the impact of the adoption of Statement 143 on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Statement 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of ABP Opinion No. 30, Reporting the Results of Operations - Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Mail-Well adopted Statement 144 as of January 1, 2002 and there was no impact from the adoption of this statement.

FORWARD-LOOKING INFORMATION

This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or condition may vary materially from those expected. Some of the key factors that may have a direct bearing on our actual financial results, performance or condition are as follows:

  o  Paper and other raw material costs
  o  The degree and nature of competition
  o The ability to execute restructuring plans and achieve productivity and cost savings goals
  o  Postage rates and other changes in the direct-mail industry
  o  Interest rates and foreign currency exchange rates
  o  Ability to obtain additional or alternative financing
  o  General economic conditions
  o  General labor conditions
  o Others as described in the Company's most recent annual report on form 10-K under the heading "Risk Factors"

In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We do not assume any obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor do we hedge interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts.

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At March 31, 2002, we had outstanding variable rate debt outstanding of $171.0 million. A 1% increase in LIBOR on the maximum amount available under our credit agreement, which is $321.0 million, would increase our annual interest expense by $3.2 million and reduce annual net income by approximately $2.0 million.

We have operations in Canada, the United Kingdom and Mexico, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar, the British pound and the Mexican peso.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 13, 2002, the Company completed a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States in compliance with Regulation S under the Securities Act of 1933 of $350,000,000 principal amount 9 5/8% Senior Notes due 2012 (the "Notes"). The Notes were sold under a purchase agreement with Credit Suisse First Boston Corporation, UBS Warburg LLC, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc. The aggregate offering price of the Notes was $350,000,000 and the aggregate underwriting fees and expenses were approximately $11,500,000.

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

10.6     Form of 1994 Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7     Form of the Company Nonqualified Stock Option Agreement -
           incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8     Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan--incorporated by reference from Exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.9     1997 Non-Qualified Stock Option Agreement--incorporated by reference from Exhibit 10.54 of the Company's Form 10-Q for the quarter ended March 31, 1997.
10.10    Mail-Well, Inc. 1998 Incentive Stock Option Plan--incorporated by reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.11    Form of 1998 Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.12    Credit Agreement dated as of March 16, 1998 among Supremex Inc., certain Guarantors, Bank of America National Trust and Savings Association, as Agent and other financial institutions party thereto--incorporated by reference from Exhibit 10.61 to the Company's Quarterly report on Form 10-Q for the quarter ended
           March 31, 1998.
10.13    Participation Agreement dated as of December 15, 1997 among
           Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.62 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.14    Equipment Lease dated as of December 15, 1997 among Mail-Well I
           Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.63 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.15    Guaranty Agreement dated as of December 15, 1997 among Mail-Well,
           Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.64 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.16    Receivables Purchase Agreement dated as of July 1, 1999 among
           Mail-Well Trade Receivables Corporation, as Seller, Quincy Capital Corporation, as Issuer, The Alternative Purchasers from Time to Time Party thereto, Mail-Well I Corporation, as Servicer and Bank of America National Trust and Savings Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.17    Purchase and Sales Agreement between Mail-Well I Corporation as initial Servicer and as Guarantor, The Originators from Time to Time Party thereto and Mail-Well Trade Receivable Corporation, as Purchaser dated as of July 1, 1999; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.18    Servicing Agreement dated as of July 1, 1999 by and among
           Mail-Well I Corporation, as Servicer, Mail-Well Trade Receivables Corporation, as Seller under the Receivables Purchase Agreement and Bank of America National Trust and Saving Association, as Administrator; and First Amendment thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.19    Merger Agreement and Plan of Merger by and among American Business
           Products, Inc., Mail-Well, Inc. and Sherman Acquisition
           Corporation dated January 13, 2000--incorporated by reference from Exhibit (c) (1) to the Registrant's Tender Offer Statement on
           Schedule 14D-1 filed with the commission on January 21, 2000.
10.20    Change of Control Agreement dated November 15, 1999, between the
           Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21    Change of Control Agreement dated November 15, 1999, between the
           Company and Robert Meyer--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.22    Change of Control Agreement dated November 15, 1999, between the
           Company and Michael A. Zawalski--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.23    Credit Agreement dated as of February 18, 2000 among Mail-Well I
           Corporation, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.24    Security Agreement dated as of February 18, 2000, by and among
           Mail-Well I Corporation, Mail-Well, Inc., certain other affiliates of the Company and Bank of America, N.A., as agent--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.25    Second Amendment to Credit Agreement dated as of March 28, 2001 among Mail-Well I Corporation, Mail-Well, Inc., certain
            Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agents, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.26    Form of Restricted Stock Award Agreement under 2001 Long-Term
           Equity Incentive Plan - incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 2001.
10.27    First Amendment to Credit Agreement dated as of July 28, 2000 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's First Amendment to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.28    Third Amendment to Credit Agreement dated as of June 29, 2001 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's First Amendment to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.29    Fourth Amendment to Credit Agreement dated as of August 7, 2001
           Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as Syndication Agent, the Bank of Nova Scotia, as Documentation Agent and certain other financial institutions party thereto - incorporated by reference from the Company's Current Report on Form 8-K filed August 10, 2001.
10.30*   Indenture dated as of March 13, 2002 between Mail-Well I
           Corporation, the Guarantors named therein and State Street Bank and Trust Company, as Trustee, relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012.
10.31*   Form of Senior Note and Guarantee relating to Mail-Well I
           Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012.
10.32*   Registration Rights Agreement dated March 13, 2002 between Credit
           Suisse First Boston Corporation et al and Mail-Well I Corporation relating to the registration of Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012.
10.33*   Fifth Amendment to Credit Agreement dated as of February 26, 2002 among Mail-Well I Corporation, Mail-Well, Inc., certain Mail-Well subsidiaries, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Bank, ABN AMRO Bank, N.V., as
           Syndication Agent, the Bank of Nova Scotia, as Documentation
           Agent and certain other financial institutions party thereto.



-------------
*  Filed herewith.

            (b) Reports on Form 8-K

                1. Current Report on Form 8-K filed January 30, 2002,
                   reported under Item 5 to the Company's fourth quarter earnings release and the transcript of the Company's public conference call related to such earnings release.

                2. Current Report on Form 8-K filed March 14, 2002, reported under Item 5 of the Comnpany's press release with respect to its private offering of senior notes due 2012.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MAIL-WELL, INC.
                                              (Registrant)


                                         By /s/ Paul V. Reilly
                                            -----------------------------
Date: May 14, 2002                          Paul V. Reilly
                                              Chief Executive Officer


                                         By /s/ Michel P. Salbaing
                                            -----------------------------
Date: May 14, 2002                          Michel P. Salbaing
                                              Chief Financial Officer