Form 10-Q
period 2002-06-30
MAIL WELL INC
filed 2002-08-14
CIK 920321

=============================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

            |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002


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

                               Yes /X/  No / /

   As of August 12, 2002, the Registrant had 48,251,478 shares of Common Stock, $0.01 par value, outstanding.


==============================================================================

                      MAIL-WELL, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



------------------------------------------------------------------------------

                                                                          PAGE
                                                                          ----
  Part I -            FINANCIAL INFORMATION

             Item 1.  Financial Statements.................................  3
             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............  24
             Item 3.  Quantitative and Qualitative Disclosures About
                          Market Risk.....................................  36

  Part II -           OTHER INFORMATION

             Item 4.  Submission of Matters to a Vote of Security Holders.  37
             Item 6.  Exhibits and Reports on Form 8-K ...................  37


  Signature Page..........................................................  41

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                            MAIL-WELL, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      JUNE 30, 2002      DECEMBER 31, 2001
                                                                                      (UNAUDITED)
                                                                                   ------------------   -------------------
ASSETS
Current assets
    Cash and cash equivalents                                                          $  147,694           $      894
    Accounts receivable, net                                                              201,114              230,770
    Inventories, net                                                                      111,164              110,859
    Net assets of discontinued operations                                                       -              129,568
    Net assets held for sale                                                               50,340               52,368
    Other current assets                                                                   84,792               71,137
                                                                                       ----------           ----------
     Total current assets                                                                 595,104              595,596

Property, plant and equipment, net                                                        401,088              422,278
Goodwill and other intangible assets, net                                                 413,874              411,416
Other assets, net                                                                          37,057               46,286
                                                                                       ----------           ----------
Total assets                                                                           $1,447,123           $1,475,576
                                                                                       ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                    $ 145,173            $ 160,040
    Accrued compensation and related liabilities                                           49,669               50,757
    Other current liabilities                                                              58,316               62,499
    Current portion of long-term debt                                                     144,426              303,170
                                                                                       ----------           ----------
     Total current liabilities                                                            397,584              576,466

Long-term debt                                                                            794,867              552,051
Deferred income taxes                                                                      50,622               88,393
Other long-term liabilities                                                                17,259               16,789
                                                                                       ----------           ----------
Total liabilities                                                                       1,260,332            1,233,699


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25,000 shares authorized, no shares issued                    -                    -
Common stock, $0.01 par value; 100,000,000 shares authorized, 48,225,031 and
  48,325,801 shares issued and outstanding in 2002 and 2001, respectively                     482                  483
Paid-in capital                                                                           213,711              214,138
Retained earnings (deficit)                                                               (13,207)              46,623
Deferred compensation                                                                      (2,618)              (3,359)
Accumulated other comprehensive loss                                                      (11,577)             (16,008)
                                                                                       ----------           ----------
     Total shareholders' equity                                                           186,791              241,877
                                                                                       ----------           ----------
Total liabilities and shareholders' equity                                             $1,447,123           $1,475,576
                                                                                       ==========           ==========


                               See notes to condensed consolidated financial statements.

                                         MAIL-WELL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      ------------------                  ----------------
                                                           JUNE 30,                           JUNE 30,
                                                           --------                           --------
                                                       2002        2001               2002               2001
                                                       ----        ----               ----               ----

Net sales.......................................     $420,967    $471,560           $864,449           $960,336


Cost of sales ..................................      342,128     370,692            697,582            755,999
                                                     --------    --------           --------           --------

Gross profit....................................       78,839     100,868            166,867            204,337

Other operating expenses:
 Selling and administrative expenses ...........       69,048      70,170            137,239            142,896
 Amortization of intangibles....................          514       4,332              1,016              8,456
 Impairment loss on assets held for sale........        8,871       8,807              8,871              8,807
 Impairment on former discontinued operation....       10,407           -             10,407                  -
 Restructuring and other charges................        9,274      19,384             23,800             20,049
                                                     --------    --------           --------           --------

Operating income (loss).........................      (19,275)     (1,825)           (14,466)            24,129

Other expense:
 Interest expense...............................       18,973      16,463             33,878             33,771
 Other expense .................................           45         501                337                984
                                                     --------    --------           --------           --------

Loss from continuing operations before income
   taxes........................................      (38,293)    (18,789)           (48,681)           (10,626)

Income tax benefit .............................       (5,586)     (3,461)            (7,128)            (1,126)
                                                     --------    --------           --------           --------

Loss from continuing operations.................      (32,707)    (15,328)           (41,553)            (9,500)

Loss from discontinued operations:
 Loss from discontinued operations, net
  of tax benefit................................            -      (1,336)                 -             (2,982)
   Loss on disposal, net of tax benefit ........         (153)    (75,861)            (8,152)           (76,421)
                                                     --------    --------           --------           --------

Loss before extraordinary loss..................      (32,860)    (92,525)           (49,705)           (88,903)

Extraordinary loss, net of tax benefit..........       (5,362)          -            (10,125)                 -
                                                     --------    --------           --------           --------
Net loss........................................     $(38,222)   $(92,525)          $(59,830)          $(88,903)
                                                     ========    ========           ========           ========


Loss per share - basic and diluted
     Continuing operations......................     $  (0.69)   $  (0.32)          $  (0.87)          $  (0.20)

     Discontinued operations....................            -       (1.63)             (0.17)             (1.67)
     Extraordinary loss.........................        (0.11)          -              (0.22)                 -
                                                     --------    --------           --------           --------
     Loss per share - basic and diluted.........     $  (0.80)   $  (1.95)          $  (1.26)          $  (1.87)
                                                     ========    ========           ========           ========

Weighted average shares - basic and diluted.....       47,668      47,464             47,663             47,460


                         See notes to condensed consolidated financial statements.

                                      MAIL-WELL, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                        ----------------
                                                                                            JUNE 30,
                                                                                            --------
                                                                                     2002              2001
                                                                                     ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...........................................     $ (41,553)         $  (9,500)
   Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation and amortization...........................................        27,081             35,790
     Noncash portion of restructuring and impairment charges.................        30,256              8,807
     Deferred income tax expense (benefit)...................................        (4,067)             8,630
     Other...................................................................           603                909
   Changes in operating assets and liabilities, excluding the effects of businesses sold:
         Trade and other receivables.........................................        33,112             25,606
         Inventories.........................................................         1,576              4,127
         Accounts payable and accrued expenses...............................       (10,555)            22,838
         Net change in other current assets and other current liabilities....       (22,102)           (12,676)
                                                                                  ---------          ---------
         Net cash provided by operating activities...........................        14,351             84,531

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition costs.........................................................        (1,021)            (3,844)
   Proceeds from divestitures, net...........................................        96,887                  -
   Capital expenditures......................................................       (21,409)           (17,208)
   Proceeds from the sales of assets.........................................         6,053              3,340
                                                                                  ---------          ---------
         Net cash provided by (used in) investing activities.................        80,510            (17,712)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in accounts receivable securitization............................             -            (75,000)
   Proceeds from common stock issuance.......................................            18                  6
   Proceeds from long-term debt..............................................       706,288            361,530
   Repayments of long-term debt .............................................      (629,114)          (378,186)
   Debt issuance costs.......................................................       (16,574)            (2,260)
                                                                                  ---------          ---------
         Net cash provided by (used in) financing activities.................        60,618            (93,910)

CASH FLOWS FROM DISCONTINUED OPERATIONS
   Net cash provided by (used in) discontinued operations....................        (8,550)            28,135

Effect of exchange rate changes on cash and cash equivalents.................          (129)               (22)
                                                                                  ---------          ---------

Net increase in cash and cash equivalents....................................       146,800              1,022
Cash and cash equivalents at beginning of period.............................           894                589
                                                                                  ---------          ---------

Cash and cash equivalents at end of period...................................     $ 147,694          $   1,611
                                                                                  =========          =========

                         See notes to condensed consolidated financial statements.

                      MAIL-WELL, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

During June 2002, the decision was made to discontinue efforts to sell the PrintXcel business. As such, the statement of operations for the three- and six-months ended June 30, 2001 and for the three-months ended March 31, 2002 have been restated to include this business as part of the continuing operations. The balance sheet for the year ended December 31, 2001 also has been restated. PrintXcel, which is a business in the Company's Printed Office Products operating segment, had previously been reported in discontinued operations.

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

Mail-Well adopted Statement 142 on January 1, 2002. The Company has completed the first step of the two-step process prescribed in Statement 142 to test goodwill for impairment and has concluded that a portion of the $213.5 million of goodwill related to our commercial printing business is impaired. The extent of this impairment will not be known until step two of the process has been completed. The Company will recognize the amount of the impairment as a cumulative effect of a change in accounting principle as of January 1, 2002 when it is determined, but no later than December 31, 2002.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company is currently evaluating the provisions of the new statement.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. The company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

3.        GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and prior to the adoption of Statement 142 on January 1, 2002 was amortized on a straight-line basis over 40 years. Other intangible assets primarily arise from the purchase price allocations of businesses acquired and are based on independent appraisals or internal estimates and are amortized on a straight-line basis over appropriate periods.

In accordance with the provisions of SFAS 142, the Company ceased amortizing goodwill on January 1, 2002. Had SFAS 142 been in effect on January 1, 2001, the Company would not have recorded goodwill amortization expense of $3.6 million and $7.0 million for the three- and six-months ended June 30, 2001, respectively. The following table summarizes the reported net losses for the three- and six-months ended June 30, 2002 and June 30, 2001, adjusted to exclude goodwill amortization expense, and the related tax effect, that would not have been recorded had the provisions of SFAS 142 been in effect January 1, 2001 (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED

                                                 JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------
Reported net loss                                  $(38,222)       $(92,525)       $(59,830)       $(88,903)

Goodwill amortization, net of tax                         -           3,142               -           6,110
-----------------------------------------------------------------------------------------------------------------
  Adjusted net loss                                $(38,222)       $(89,383)       $(59,830)       $(82,793)
                                                   ========        ========        ========        ========

-----------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share - as reported     $  (0.80)       $  (1.95)       $  (1.26)       $  (1.87)
Basic and diluted loss per share - adjusted        $  (0.80)       $  (1.88)       $  (1.26)       $  (1.74)
-----------------------------------------------------------------------------------------------------------------

The following is a summary of other intangible assets, net of related accumulated amortization (in thousands):

                                                                     COMMERCIAL
                                                    ENVELOPE          PRINTING       PRINTXCEL        TOTAL
-----------------------------------------------------------------------------------------------------------------
  Trademarks and tradenames                         $ 8,260           $    -          $4,704         $12,964
  Patents                                             2,021                -               -           2,021
  Non-compete agreements                              1,038            1,729               -           2,767
  Other                                                 429              881             481           1,791
-----------------------------------------------------------------------------------------------------------------
    Balance as of June 30, 2002                     $11,748           $2,610          $5,185         $19,543
=================================================================================================================

Other intangible assets are all subject to amortization and have original estimated useful lives as follows: Trademarks - 43 years; Tradenames - 35 years; Patents - 12 years; Non-compete agreements - 5 years; Other - 10 - 40 years. The estimated amortization expense for each of the succeeding five years is as follows: $2.2 million, $1.9 million, $0.7 million, $0.6 million and $0.6 million.

4.       INVENTORIES

The Company's inventories by major category are as follows (in thousands):

                                                                                JUNE 30, 2002     DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------------
Raw materials                                                                     $ 34,926            $ 34,011
Work in process                                                                     22,904              22,750
Finished goods                                                                      58,977              58,710
--------------------------------------------------------------------------------------------------------------------

                                                                                   116,807             115,471
Reserves                                                                            (5,643)             (4,612)
--------------------------------------------------------------------------------------------------------------------
                                                                                  $111,164            $110,859
====================================================================================================================


5.       COMPREHENSIVE LOSS

A summary of the comprehensive loss is as follows (in thousands):

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     ------------------                 ----------------
                                               JUNE 30, 2002   JUNE 30, 2001      JUNE 30, 2002   JUNE 30, 2001
                                               -------------   -------------      -------------   -------------

Net loss                                         $(38,222)      $(92,525)           $(59,830)       $(88,903)
Other comprehensive income (loss):
   Currency translation adjustments, net            5,779          5,120               4,431          (1,408)
   Unrealized gain (loss) on investments, net           -             27                   -            (997)
---------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                   5,779          5,147               4,431          (2,405)
---------------------------------------------------------------------------------------------------------------
Comprehensive loss                               $(32,443)      $(87,378)           $(55,399)       $(91,308)
===============================================================================================================

6.       LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no reconciling items between basic and diluted loss per share.

During the three- and six-months ended June 30, 2002 and 2001, interest on the Convertible Notes in the amount of $1,214,000 and $2,427,000, respectively, and shares of 7,319,000 that would be issued upon assumed conversion of the Convertible Notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. In addition, the outstanding options to purchase approximately 6,104,000 shares of common stock in 2002 and 6,500,000 shares of common stock in 2001 were excluded from the calculation of diluted loss per share because the effect would be antidilutive.

7.       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                        JUNE 30,       DECEMBER 31,
                                                          2002            2001
-----------------------------------------------------------------------------------
Senior Secured Credit Facility:
    Tranche A term loan, retired                       $       -       $ 194,918
    Tranche B term loan, retired                               -         192,749
    Revolving loan facility, retired                           -           6,000
    Revolving loan facility, due 2005                    135,000               -
Senior Notes, due 2012                                   350,000               -
Senior Subordinated Notes, due 2008                      300,000         300,000
Convertible Subordinated Notes, due 2002                 139,063         139,063
Other                                                     15,230          22,491
-----------------------------------------------------------------------------------
                                                         939,293         855,221
Less current maturities                                 (144,426)       (303,170)
-----------------------------------------------------------------------------------
Long-term debt                                         $ 794,867       $ 552,051
===================================================================================

Current maturities at June 30, 2002 include the anticipated retirement of the Convertible Notes and current maturities from other debt.

In June 2002, the Company entered into a new three year $300 million Senior Secured Credit Facility with a consortium of banks (the "Facility"). The Facility was used to refinance the Company's $800 million Secured Senior Credit Facility. Under the Facility, loans may be made and letters of credit issued on a revolving basis in each case subject to availability and subject to a borrowing base. On June 30, 2002, the Company had outstanding loans and letters of credit of $146.5 million and had $107.2 million of availability. Loans made under the Facility bear interest at a base rate or LIBOR, plus a margin. The Company is required to meet a fixed charge coverage ratio and a minimum tangible net worth. The Facility is secured by substantially all of the assets of the Company.

In March 2002, the Company issued $350 million of 9 5/8% Senior Notes due 2012 ("Senior Notes"). Interest is payable semi-annually. The Company may redeem the Senior Notes, in whole or in part, on or after March 15, 2007, at redemption prices from 100% to 104.813%, plus accrued and unpaid interest. In addition, before March 2005, the Company can redeem up to 35% of the Senior Notes at 109.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain common stock offerings.

Deferred financing costs of $16.9 million incurred in connection with the $800 million Secured Senior Credit Facility refinanced in June 2002 were written off during the six-months ended June 30, 2002. During the quarter ended March 31, 2002, the pro rata portion of the fees related to the Tranche A and B term loans repaid with the proceeds from the sale of the Senior Notes and the sale of Curtis 1000, Inc. were written off. The write-off is reported net of tax as an extraordinary loss in the condensed consolidated statements of operations.

As of June 30, 2002, the Company was in compliance with all of the covenants of its various debt agreements.

8.       RESTRUCTURING AND OTHER CHARGES

As announced in 2001, the Company is consolidating certain operations to eliminate excess internal capacity in order to reduce costs and improve its long-term competitive position. In addition, the Company is significantly reducing the size of certain of its facilities in response to current market conditions. The restructuring charge related to these plans totaled $20.7 million in 2002, of which $9.0 million were incurred in the second quarter of 2002. The following table and discussion present the details of this restructuring charge, as well as other related charges recorded during the six-months ended June 30, 2002:

                                                                                  PRINTED
                                                                 COMMERCIAL        OFFICE
                   (IN THOUSANDS)                    ENVELOPE     PRINTING        PRODUCTS      CORPORATE      TOTAL
     ---------------------------------------------------------------------------------------------------------------------

     Employee separation and related
        employee expenses                            $     -       $1,041          $  507         $  -        $ 1,548
     Employee training expenses                        4,531            -               -            -          4,531
     Other exit costs                                  3,657            -             807            -          3,957
     Asset impairment charges, net                     4,730            -             240            -          4,970
     Project management expenses                       5,656            -               -            -          5,656
     ---------------------------------------------------------------------------------------------------------------------
          Total restructuring costs                   18,574        1,041           1,047            -         20,662
     Other charges                                       985        1,414               -          739          3,138
     ---------------------------------------------------------------------------------------------------------------------
          Total restructuring and other charges      $19,559       $2,455          $1,047         $739        $23,800
     =====================================================================================================================

In addition to the three envelope manufacturing facilities consolidated in 2001, the envelope business has consolidated six facilities in 2002 and will consolidate one additional operation in the third quarter of 2002. When this consolidation plan is completed, the Company will have closed ten envelope plants and substantially reduced excess internal capacity and improved utilization of equipment and resources at the remaining 39 plants in the United States and Canada. In 2001, the Company accrued the separation and related employee expenses covering the 923 employees expected to be terminated over the course of this project. As of June 30, 2002, 666 employees had been separated. Employee training expenses include the costs to train the new employees that have been hired at the plants that are absorbing the production of the plants being closed. The training programs for these employees are between three and nine months in duration. Other exit costs include the expenses incurred to move and reinstall equipment, and the cost incurred to restore buildings to the condition required by lease agreements or to prepare them for sale. Project management expenses are primarily consulting fees and related expenses incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management. The write-downs recorded for property and equipment taken out of service or sold as a result of the plant consolidations are reported net of $6.2 million of proceeds received from the sales of those assets.

The Commercial Printing segment completed the consolidation of its operations in the Philadelphia, Pennsylvania area in 2001. In addition, in response to changes in market conditions, Commercial Printing has made significant changes to its cost structure by reducing its fixed costs. The severance costs incurred as a result of eliminating 136 overhead positions totaled $819,000.

 The Printed Office Products segment closed a manufacturing facility in 2002 to eliminate excess internal capacity and reduce costs. Severance incurred as a result of this plant closure were $134,000 covering 19 employees. Expenses were also incurred to prepare the building for sale and to write assets down to fair market value. In addition, Printed Office Products has reduced headcount at certain of its other facilities in response to market conditions. Severance costs incurred in connection with these reductions, covering 128 employees, totaled $249,000.

In 2001, the Company initiated several programs to significantly improve operations and marketing effectiveness. These programs included the implementation of best practices, the installation of pricing disciplines and the alignment of equipment and services to better serve customers and markets. The Company invested $2.4 million in outside assistance in order to expedite the implementation of these programs. In addition, the Company incurred consulting fees of $587,000 related to tax matters that arose as a result of the divestitures. These expenses have been reported as other charges.

A summary of the activity charged to the restructuring liability during the six-months ended June 30, 2002 was as follows (in thousands):

                                                                                         PRINTED
                                                                     COMMERCIAL           OFFICE
                                                   ENVELOPE           PRINTING           PRODUCTS        TOTAL
                                                ------------------------------------------------------------------

     Balance, December 31, 2001                     $10,126            $ 604              $ 629         $11,359
        Payments for severance                       (4,132)             (13)              (163)         (4,308)
        Payments for lease termination costs           (100)            (110)               (99)           (309)
        Payments for other exit costs                (1,338)            (118)              (126)         (1,582)
                                                ------------------------------------------------------------------
     Balance, June 30, 2002                         $ 4,556            $ 363              $ 241         $ 5,160
                                                ==================================================================

9.   DISCONTINUED OPERATIONS

In June 2001, the Company announced plans to sell its Label and Printed Office Products operating segments. The Printed Office Products segment was comprised of two separate businesses, Curtis 1000, Inc. and PrintXcel. The Label and Printed Office Products segments were segregated from continuing operations and reported as discontinued operations for all periods presented through March 31, 2002. On February 22, 2002, the Company sold the stock of Curtis 1000, Inc. for $40.0 million, including the assumption of debt. On May 21, 2002, the Company sold the Label operating segment for $75.0 million. In June 2002, the Company decided that it would not sell PrintXcel. Accordingly, PrintXcel has been reclassified to continuing operations for all periods presented.

The reported loss on the disposition of the Label segment and Curtis 1000, Inc. as of June 30, 2002 includes adjustments to the net realizable value of these operations based on actual proceeds received, costs associated with the dispositions, the earnings or losses from the operations through the date of disposition and the related income tax expense.

Interest expense was allocated to the operating results included in the calculation of the loss on disposal of discontinued operations based upon the relative net assets of the Label operating segment and Curtis 1000, Inc. This allocation of interest expense totaled $2.0 million and $5.6 million for the three-months ended June 30, 2002 and 2001, respectively, and $3.7 million and $7.9 million for the six-months ended June 30, 2002 and 2001, respectively.

Operating results of the discontinued operations are summarized as follows (in thousands):

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                       ------------------------------------------------------------
                                                             2002             2001           2002         2001
                                                       ------------------------------------------------------------
     Net sales:
       Label                                                $31,482         $ 57,637       $ 84,758    $ 113,145
       Curtis 1000, Inc.                                          -           41,435         22,788       87,049
                                                       ------------------------------------------------------------
                                                            $31,482         $ 99,072       $107,546    $ 200,194
                                                       ============================================================

     Income (loss) from operations:
       Label                                                $     -         $   (565)      $      -     $ (1,028)
       Curtis 1000, Inc.                                          -           (1,343)             -       (3,588)
                                                       ------------------------------------------------------------
                                                                  -           (1,908)             -       (4,616)
       Income tax expense (benefit)                               -             (572)             -       (1,634)
                                                       ------------------------------------------------------------
          Loss from discontinued operations, net
            of tax benefit                                  $     -         $ (1,336)      $      -     $ (2,982)
                                                       ============================================================

     Loss on disposal of discontinued operations:
       Label                                                $(5,045)        $(59,725)      $ (8,545)    $(59,725)
       Curtis 1000, Inc.                                       (166)         (17,990)          (892)     (17,990)
                                                       ------------------------------------------------------------
                                                             (5,211)         (77,715)        (9,437)     (77,715)
       Income tax benefit                                    (5,058)          (1,854)        (1,285)      (1,294)
                                                       ------------------------------------------------------------
              Loss on disposal, net of tax benefit          $  (153)        $(75,861)      $ (8,152)    $(76,421)
                                                       ============================================================

The assets and liabilities of discontinued operations, which have been reflected as net assets of discontinued operations in the December 31, 2001 condensed consolidated balance sheet, are summarized as follows (in thousands):

                                                                                 DECEMBER 31,
                                                                                     2001
                                                                                --------------
     Label segment:
       Current assets                                                              $ 46,285
       Long-term assets                                                              97,109
                                                                                --------------
          Total assets                                                              143,394

       Current liabilities                                                           40,085
       Long-term liabilities                                                          3,909
                                                                                --------------
          Total liabilities                                                          43,994
                                                                                --------------
     Net assets of the Label segment                                                 99,400

     Curtis 1000, Inc.:
       Current assets                                                                24,840
       Long-term assets                                                              37,103
                                                                                --------------
          Total assets                                                               61,943

       Current liabilities                                                           18,657
       Long-term liabilities                                                         13,118
                                                                                --------------
          Total liabilities                                                          31,775
                                                                                --------------
     Net assets of Curtis 1000, Inc.                                                 30,168
                                                                                --------------
          Net assets of discontinued operations                                    $129,568
                                                                                ==============

Assets primarily consist of accounts receivable, inventories, property and equipment and deferred income taxes. Liabilities primarily consist of accounts payable, accrued expenses, deferred income taxes and other long-term liabilities. The net assets of discontinued operations presented in the condensed consolidated balance sheet reflect the write-down of the assets of these operations to estimated net realizable value, the accrual of obligations associated with the divestitures and the accrual of estimated losses to the expected date of disposal.

In connection with the proposed divestiture of the Company's PrintXcel business in 2001, the Company reduced the carrying amounts of the net assets of PrintXcel by $45.0 million to the expected net realizable value based on estimated proceeds, net of costs associated with its planned disposition. As a result of the Company's decision not to sell PrintXcel, it reversed a tax benefit in the amount of $11.5 million that would not be realized and $1.1 million of expenses related to the sale that had been accrued but not incurred. The net amount of these adjustments has been reported as "Impairment on former discontinued operation" in the condensed consolidated statements of operations.


10.      ASSETS HELD FOR SALE

The Company's divestiture plans also include the sale of certain operations that are not strategic to its Envelope and Commercial Printing segments. The Company expects to complete the dispositions of these operations by September 30, 2002. The following table presents the sales and operating income of these operations for the three- and six-months ended June 30, 2002 and 2001 (in thousands):

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
     -------------------------------------------------------------------------------------------------------------
                                                             2002         2001             2002             2001
     -------------------------------------------------------------------------------------------------------------
     Sales                                                 $25,557      $29,180          $51,667          $57,796
     Operating income                                        1,559        3,385            3,063            6,257

The assets of these operations at June 30, 2002 and December 31, 2001 totaled $61.0 million and $65.7 million, respectively, and are reported net of $10.7 million and $13.3 million of related liabilities, respectively, as "Net assets held for sale" in the accompanying condensed consolidated balance sheets. Certain of these assets were written down to fair market value during 2001 based on sales proceeds anticipated at the time. In the quarter ended June 30, 2002, the Company recorded an impairment charge of $2.8 million based on the sales proceeds currently anticipated on the sale of certain assets of the commercial printing segment, and recorded an additional $6.1 million as a result of the sale of the Company's filing products division that closed in August 2002, for a total impairment on assets held for sale of $8.9 million.


11.      SEGMENT INFORMATION

The Company operates in three principal operating segments. The Commercial Printing operating segment specializes in printing annual reports, brand marketing collateral, catalogs, brochures, maps and guidebooks, calendars, financial communications and CD packaging. The Envelope operating segment manufactures customized and stock envelopes for billing and remittance, direct mail advertising, filing systems, photo processing, medical records and catalog orders. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products operating segment produces customized and stock labels, mailers, and printed business documents to small and mid-size businesses generally through distributors of office products.

The following tables present certain business segment information for the three- and six-months ended June 30, 2002 and 2001 as follows (in thousands):

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30                    JUNE 30
-----------------------------------------------------------------------------------------------------------
                                                        2002          2001          2002          2001
-----------------------------------------------------------------------------------------------------------
Net sales:
     Commercial Printing                              $173,727      $206,714      $364,482      $418,750
     Envelope                                          195,168       210,746       396,143       432,362
     Printed Office Products                            52,072        54,100       103,824       109,224
-----------------------------------------------------------------------------------------------------------
     Total                                            $420,967      $471,560      $864,449      $960,336
===========================================================================================================





Operating income (loss):
     Commercial Printing                              $ (6,240)     $  6,465      $ (8,696)     $ 12,671
     Envelope                                           19,319        21,506        39,070        44,632
   Printed Office Products                               5,319         5,757         9,822        11,543
   Corporate                                            (9,121)       (7,362)      (11,584)      (15,861)
   Impairments, restructuring and other charges        (28,552)      (28,191)      (43,079)      (28,856)
-----------------------------------------------------------------------------------------------------------
     Total                                            $(19,275)     $ (1,825)     $(14,467)     $ 24,129
===========================================================================================================

                                                                     JUNE 30,       DECEMBER 31,
                                                                       2002             2001
--------------------------------------------------------------------------------------------------
Identifiable assets (b):
   Commercial Printing                                               $598,599         $622,173
   Envelope                                                           511,952          537,747
   Printed Office Products                                            139,683          144,334
   Corporate                                                          146,549          (10,614)
--------------------------------------------------------------------------------------------------
   Total                                                            1,396,783        1,293,640

   Net assets of discontinued operations                                    -          129,568
   Net assets held for sale                                            50,340           52,368
--------------------------------------------------------------------------------------------------
   Total                                                           $1,447,123       $1,475,576
==================================================================================================

(a) Operating income is net of all costs and expenses directly related to the operating segment involved. Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense of other intangible assets and goodwill (in 2001), gains or losses on disposal of assets and other miscellaneous expenses.
(b) Identifiable assets are accumulated by facility within each operating segment. Certain operating assets, which are under lease, are reported as operating segment assets for evaluation purposes. The net book value of these assets has been eliminated by contra assets included with corporate assets in order to reconcile identifiable assets with the total assets of the Company. Corporate assets consist primarily of cash and cash equivalents, other receivables, other assets and deferred tax assets.

Intercompany sales for the three- and six-months ended June 30, 2002 were $2.4 million and $9.2 million, respectively. Intercompany sales for the three- and six-months ended June 30, 2001 were $10.6 million and $24.1 million, respectively. These amounts, which are eliminated in consolidation, are excluded from reported net sales.

12.  SUBSEQUENT EVENTS

On August 8, 2002, the Company sold the filing products division of its Envelope segment for $36.7 million. The Company has recorded an impairment loss of $6.1 million in connection with this divestiture. Net proceeds of $31.5 million received from the sale of this operation were applied to the revolving credit facility.

Subsequent to June 30, 2002, the Company was required to refinance a sale/leaseback arrangement due to the fact that it was tied to the Company's prior banking agreement that was replaced by the new Senior Secured Credit Facility. In connection with the refinancing, the Company was required to make a payment of $15.8 million that will be expensed in the Company's third quarter. In addition, $5.5 million of the deferred costs associated with this arrangement will be written-off.

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

In December 1998, MWI issued $300. million aggregate principal amount of 8 3/4% Senior Subordinated Notes ("Senior Subordinated Notes") due in 2008. The Senior Subordinated Notes are guaranteed by Guarantor Subsidiaries and by the Parent Guarantor. The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

The following condensed consolidating financial information illustrates the composition of the Parent Guarantor, Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries. The Issuer, the Guarantor Subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Guarantor. Curtis 1000, Inc. was, until it was divested in the first quarter of 2002, a subsidiary of the Issuer and a guarantor of the Senior Subordinated Notes. Curtis 1000, Inc. was not at any time a guarantor of the Senior Notes. In order to provide a coherent presentation in the following condensed consolidating financial information, and because Curtis 1000, Inc. has been divested and is not a guarantor of the Senior Subordinated Notes or the Senior Notes, Curtis 1000, Inc.'s financial information is included in the non-guarantor information for all periods presented. Management has determined that separate complete financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.

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

                                           CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                                June 30, 2002
                                                                 (Unaudited)
                                                                (in thousands)

                                                                          COMBINED         COMBINED
                                                PARENT                   GUARANTOR       NONGUARANTOR
                                               GUARANTOR     ISSUER     SUBSIDIARIES     SUBSIDIARIES       ELIM.       CONSOLIDATED
                                               ---------     ------     ------------     ------------       -----       ------------

Current assets:
    Cash and cash equivalents                  $      -    $  146,968     $    612         $    114     $         -      $  147,694
    Accounts receivable, net                          -        50,913      127,644           22,557               -         201,114
    Inventories, net                                  -        49,122       47,457           14,585               -         111,164
    Net assets held for sale                          -        27,514       22,826                -               -          50,340
    Note receivable from Issuer                 147,436             -            -                -        (147,436)              -
    Other current assets                             98        40,515       41,220            2,959               -          84,792
                                               --------    ----------     --------         --------     -----------      ----------
        Total current assets                    147,534       315,032      239,759           40,215        (147,436)        595,104

Investment in subsidiaries                      189,302       187,837       27,529                -        (404,668)              -
Property, plant and equipment, net                    -       130,539      217,182           53,367               -         401,088
Goodwill and other intangible assets, net             -        84,396      281,633           47,845               -         413,874
Note receivable from subsidiaries                     -       603,100            -                -        (603,100)              -
Other assets, net                                   520        38,162       (4,618)           2,993               -          37,057
                                               --------    ----------     --------         --------     -----------      ----------

Total assets                                   $337,356    $1,359,066     $761,485         $144,420     $(1,155,204)     $1,447,123
                                               ========    ==========     ========         ========     ===========      ==========

Current liabilities:
    Accounts payable                           $      -    $   51,613     $ 83,860         $  9,700     $         -      $  145,173
    Other current liabilities                     3,966        64,104       29,972            9,943               -         107,985
    Intercompany payable (receivable)             3,659        80,939      (68,170)         (16,428)              -               -
    Note payable to Parent                            -       147,436            -                -        (147,436)              -
    Current portion of long-term debt           139,063         2,529        2,590              244               -         144,426
                                               --------    ----------     --------         --------     -----------      ----------
          Total current liabilities             146,688       346,621       48,252            3,459        (147,436)        397,584


Long-term debt                                        -       788,185        6,682                -               -         794,867
Note payable to Issuer                                -             -      603,100                -        (603,100)              -
Deferred income taxes                                 -        26,104       12,981           11,538               -          50,623
Other long-term liabilities                           -        12,732        3,954              573               -          17,259
                                               --------    ----------     --------         --------     -----------      ----------

     Total liabilities                          146,688     1,173,642      674,969           15,570        (750,536)      1,260,333

Shareholders' equity                            190,668       185,424       86,516          128,850        (404,668)        186,790
                                               --------    ----------     --------         --------     ------------     ----------


Total liabilities and shareholders'
    equity                                     $337,356    $1,359,066     $761,485         $144,420     $(1,155,204)     $1,447,123
                                               ========    ==========     ========         ========     ===========      ==========

                                       CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                                          December 31, 2001
                                                           (in thousands)
                                                                          COMBINED         COMBINED
                                                PARENT                   GUARANTOR       NONGUARANTOR
                                               GUARANTOR     ISSUER     SUBSIDIARIES     SUBSIDIARIES       ELIM.       CONSOLIDATED
                                               ---------     ------     ------------     ------------       -----       ------------

Current assets:
      Cash and cash equivalents                $      -    $   (1,589)    $   1,698         $    785     $          -    $      894
      Accounts receivable, net                        -        60,039       146,353           24,378                -       230,770
      Inventories, net                                -        51,032        47,634           12,193                -       110,859
      Net assets of discontinued operations           -             -        60,070           69,498                -       129,568
      Net assets held for sale                        -        25,852        26,516                -                -        52,368
      Note receivable from Issuer               147,436             -             -                -         (147,436)            -
      Other current assets                          295        41,988        26,113            2,741                -        71,137
                                               --------    ----------     ---------         --------     ------------    ----------
         Total current assets                   147,731       177,322       308,384          109,595         (147,436)      595,596
Investment in subsidiaries                      240,954       233,432       157,794                -         (632,180)            -
Property, plant and equipment, net                    -       151,735       216,975           53,568                -       422,278

Goodwill and other intangible assets, net             -        96,585       269,097           45,734                -       411,416
Note receivable from subsidiaries                     -       749,400             -                -         (749,400)            -
Other assets, net                                 1,023        29,925        31,227            2,992          (18,881)       46,286
                                               --------    ----------     ---------         --------     ------------    ----------
Total assets                                   $389,708    $1,438,399     $ 983,477         $211,889     $ (1,547,897)   $1,475,576
                                               ========    ==========     =========         ========     ============    ==========

Current liabilities:
    Accounts payable                           $      -    $   63,491     $  88,056         $  8,493     $          -    $  160,040
    Other current liabilities                     4,291        71,611        23,450           13,904                -       113,256
    Intercompany payable (receivable)             4,477       190,395      (167,446)         (27,426)               -             -
    Note payable to Parent                            -       147,436             -                -         (147,436)            -

    Current portion of long-term debt           139,063       161,850         2,085              172                -       303,170
                                               --------    ----------     ---------         --------     ------------    ----------
         Total current liabilities              147,831       634,783       (53,855)          (4,857)        (147,436)      576,466

Long-term debt                                        -       523,247        19,708            9,096                -       552,051
Note payable to Issuer                                -             -       749,400                -         (749,400)            -
Deferred income taxes                                 -        28,287        48,882           11,224                -        88,393
Other long-term liabilities                           -        24,655        10,466              549          (18,881)       16,789
                                               --------    ----------     ---------         --------     ------------    ----------
         Total liabilities                      147,831     1,210,972       774,601           16,012         (915,717)    1,233,699
Shareholders' equity                            241,877       227,427       208,876          195,877         (632,180)      241,877
                                               --------    ----------     ---------         --------     ------------    ----------
Total liabilities and shareholders' equity     $389,708    $1,438,399     $ 983,477         $211,889     $ (1,547,897)   $1,475,576
                                               ========    ==========     =========         ========     ============    ==========

                                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                     Quarter Ended June 30, 2002
                                                             (Unaudited)
                                                            (in thousands)
                                                                          COMBINED          COMBINED
                                                PARENT                   GUARANTOR        NONGUARANTOR
                                               GUARANTOR     ISSUER     SUBSIDIARIES      SUBSIDIARIES        ELIM.     CONSOLIDATED
                                               ---------     ------     ------------      ------------        -----     ------------

Net sales                                      $      -    $  137,506     $ 242,870         $ 40,591         $      -    $  420,967

Cost of sales                                         -       114,145       199,210           28,773                -       342,128
                                               --------    ----------     ---------         --------         --------    ----------

Gross profit                                          -        23,361        43,660           11,818                -        78,839

Other operating expenses                             29        21,409        43,990            4,134                -        69,562

Restructuring and other charges                       -         7,306           949            1,019                -         9,274

Impairment charges                                    -         6,061        13,217                -                         19,278
                                               --------    ----------     ---------         --------         --------    ----------

Operating income (loss)                             (29)      (11,415)      (14,496)           6,665                -       (19,275)

Other expense (income):
  Interest expense                                1,262        21,752        12,691              (61)         (16,671)       18,973
  Other expense (income)                         (1,500)      (15,201)          125              (50)          16,671            45
                                               --------    ----------     ---------         --------         --------    ----------

Income (loss) before income taxes and
  equity in undistributed earnings of
  subsidiaries                                      209       (17,966)      (27,312)           6,776                -       (38,293)

Provision (benefit) for income taxes                  -        (6,904)       (1,051)           2,369                -        (5,586)
                                               --------    ----------     ---------         --------         --------    ----------

Income (loss) before equity in
  undistributed earnings of subsidiaries            209       (11,062)      (26,261)           4,407                -       (32,707)

Equity in undistributed earnings of
  subsidiaries                                  (34,554)      (22,121)        4,070                -           52,605             -
                                               --------    ----------     ---------         --------         --------    ----------


Income (loss) before discontinued
  operations and extraordinary items            (34,345)      (33,183)      (22,191)           4,407           52,605       (32,707)

Income (loss) on disposal, net of tax
  benefit                                             -             -           187             (340)               -          (153)

Extraordinary loss, net of tax benefit                         (5,362)            -                -                -        (5,362)
                                               --------    ----------     ---------         --------         --------    ----------

Net income (loss)                              $(34,345)   $  (38,545)    $ (22,004)        $  4,067         $ 52,605    $  (38,222)
                                               ========    ==========     =========         ========         ========    ==========

                                          CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                    Quarter Ended June 30, 2001
                                                            (Unaudited)
                                                           (in thousands)

                                                                          COMBINED       COMBINED
                                                PARENT                   GUARANTOR     NONGUARANTOR
                                               GUARANTOR     ISSUER     SUBSIDIARIES   SUBSIDIARIES      ELIM.     CONSOLIDATED
                                               ---------     ------     ------------   ------------      -----     ------------

Net sales                                      $      -     $117,231      $311,648       $ 42,681       $      -     $471,560

Cost of sales                                         -       94,770       244,972         30,950              -      370,692
                                               --------     --------      --------       --------       --------     --------

Gross profit                                          -       22,461        66,676         11,731              -      100,868

Other operating expenses                             92       17,765        52,295          4,350              -       74,502

Restructuring and other charges                       -       15,725         3,658              1              -       19,384

Impairment loss on assets held for sale               -            -         8,807              -              -        8,807
                                               --------     --------      --------       --------       --------     --------

Operating income (loss)                             (92)     (11,029)        1,916          7,380              -       (1,825)

Other expense (income):
  Interest expense                                1,739       19,476        13,984          1,244        (19,980)      16,463
  Other expense (income)                         (1,978)     (17,625)          116              8         19,980          501
                                               --------     --------      --------       --------       --------     --------

Income (loss) before income taxes and equity
  in undistributed earnings of subsidiaries         147      (12,880)      (12,184)         6,128              -      (18,789)

Provision (benefit) for income taxes                  -       (1,775)       (3,595)         1,909              -       (3,461)
                                               --------     --------      --------       --------       --------     ---------

Income (loss) before equity in undistributed
  earnings of subsidiaries                          147      (11,105)       (8,589)         4,219              -      (15,328)

Equity in undistributed earnings of
  subsidiaries                                  (92,672)     (78,913)      (28,733)             -        200,318            -
                                               --------     --------      --------       --------       --------     --------

Income before discontinued operations           (92,525)     (90,018)      (37,322)         4,219        200,318      (15,328)

Loss on disposal, net of tax benefit                  -            -       (42,483)       (33,378)             -      (75,861)

Income (loss) from discontinued operations,           -            -         1,318         (2,654)             -       (1,336)
                                               --------     --------      --------       --------       --------     --------
  net of tax benefit

Net income (loss)                              $(92,525)    $(90,018)     $(78,487)      $(31,813)      $200,318     $(92,525)
                                               ========     ========      ========       ========       ========     ========

                                          CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                   Six-months ended June 30, 2002
                                                            (Unaudited)
                                                           (in thousands)
                                                                        COMBINED      COMBINED
                                                PARENT                 GUARANTOR    NONGUARANTOR
                                               GUARANTOR    ISSUER    SUBSIDIARIES  SUBSIDIARIES     ELIM.     CONSOLIDATED
                                               ---------    ------    ------------  ------------     -----     ------------

Net sales                                      $      -    $278,380     $504,026      $82,043      $      -      $864,449

Cost of sales                                         -     227,640      411,886       58,056             -       697,582
                                               --------    --------     --------      -------      --------      --------

Gross profit                                          -      50,740       92,140       23,987             -       166,867

Other operating expenses                             34      40,935       88,842        8,444             -       138,255

Restructuring and other charges                       -      20,720        2,061        1,019             -        23,800

Impairment charges                                    -       6,061       13,217            -             -        19,278
                                               --------    --------     --------      -------      --------      --------

Operating income (loss)                             (34)    (16,976)     (11,980)      14,524             -       (14,466)

Other expense (income):
  Interest expense                                3,000      39,414       26,913          (61)      (35,388)       33,878
  Other expense (income)                         (3,477)    (31,687)         211          (98)       35,388           337
                                               --------    --------     --------      -------      --------      --------

Income (loss) before income taxes and
  equity in undistributed earnings of
  subsidiaries                                      443     (24,703)     (39,104)      14,683             -       (48,681)

Provision (benefit) for income taxes                  -      (9,594)      (2,437)       4,903             -        (7,128)
                                               --------    --------     --------      -------      --------      --------

Income (loss) before equity in
  undistributed earnings of subsidiaries            443     (15,109)     (36,667)       9,780             -       (41,553)

Equity in undistributed earnings of
  subsidiaries                                  (56,396)    (34,919)       4,070            -        87,245             -
                                               --------    --------     --------      -------      --------      --------

Income (loss) before discontinued
  operations and extraordinary items            (55,953)    (50,028)     (32,597)       9,780        87,245       (41,553)

Loss on disposal, net of tax benefit
                                                      -           -       (8,862)         710             -        (8,152)

Extraordinary loss, net of tax benefit                -     (10,125)           -            -             -       (10,125)
                                               --------    --------     --------      -------      --------      --------
Net income (loss)                              $(55,953)   $(60,153)    $(41,459)     $10,490      $ 87,245      $(59,830)
                                               ========    ========     ========      =======      ========      ========

                                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                                   Six-months ended June 30, 2001
                                                            (Unaudited)
                                                           (in thousands)

                                                                        COMBINED      COMBINED
                                                PARENT                 GUARANTOR    NONGUARANTOR
                                               GUARANTOR    ISSUER    SUBSIDIARIES  SUBSIDIARIES     ELIM.     CONSOLIDATED
                                               ---------    ------    ------------  ------------     -----     ------------

Net sales                                      $      -    $230,054     $638,968      $ 91,314      $      -      $960,336

Cost of sales                                         -     184,931      504,242        66,826             -       755,999
                                               --------    --------     --------      --------      --------      --------

Gross profit                                          -      45,123      134,726        24,488             -       204,337

Other operating expenses                            183      35,716      105,928         9,525             -       151,352

Restructuring and other charges                       -      15,876        4,326          (153)            -        20,049

Impairment loss on assets held for sale               -           -        8,807             -             -         8,807
                                               --------    --------     --------      --------      --------      --------

Operating income (loss)                            (183)     (6,469)      15,665        15,116             -        24,129

Other expense (income):
  Interest expense                                3,477      38,244       28,515         3,495       (39,960)       33,771
  Other expense (income)                         (3,953)    (34,907)        (113)           (3)       39,960           984
                                               --------    --------     --------      --------      --------      --------

Income (loss) before income taxes and equity
  in undistributed earnings of subsidiaries         293      (9,806)     (12,737)       11,624             -       (10,626)

Provision (benefit) for income taxes                  -        (429)      (5,718)        5,021             -        (1,126)
                                               --------    --------     --------      --------      --------      --------

Income (loss) before equity in undistributed
  earnings of subsidiaries                          293      (9,377)      (7,019)        6,603             -        (9,500)

Equity in undistributed earnings of
  subsidiaries                                  (89,196)    (77,165)     (20,400)            -       186,761             -
                                               --------    --------     --------      --------      --------      --------

Income (loss) before discontinued operations    (88,903)    (86,542)     (27,419)        6,603       186,761        (9,500)

Loss from discontinued operations, net of tax         -           -          103        (3,085)            -        (2,982)

Loss on disposal, net of tax benefit                  -           -      (43,043)      (33,378)            -       (76,421)
                                               --------    --------     --------      --------      --------      --------

Net income (loss)                              $(88,903)   $(86,542)    $(70,359)     $(29,860)     $186,761      $(88,903)
                                               ========    ========     ========      ========      ========      ========

                                          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                           June 30, 2002
                                                            (Unaudited)
                                                           (in thousands)
                                                                          COMBINED      COMBINED
                                                PARENT                   GUARANTOR    NONGUARANTOR
                                               GUARANTOR      ISSUER    SUBSIDIARIES  SUBSIDIARIES     ELIM.     CONSOLIDATED
                                               ---------      ------    ------------  ------------     -----     ------------

CASH FLOWS FROM OPERATING ACTIVITIES           $    (18)     $ (12,105)    $ 16,409     $ 95,104     $(85,039)    $  14,351
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition costs                              -         (1,021)           -            -            -        (1,021)
       Capital expenditures                           -         (1,814)     (17,849)      (1,746)           -       (21,409)
       Proceeds from divestitures, net                -         96,887            -            -            -        96,887
       Proceeds from the sale of assets               -          5,940          113            -            -         6,053
                                               --------      ---------     --------     --------     --------     ---------
      Net cash provided by (used in)
         investing activities                         -         99,992      (17,736)      (1,746)           -        80,510
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from common stock issuance           18              -            -            -            -            18
       Proceeds from long-term debt                   -        706,288            -            -            -       706,288
       Repayments of long-term debt                   -       (612,629)      (7,469)     (94,055)      85,039      (629,114)
       Debt issuance costs                            -        (16,574)           -            -            -       (16,574)
                                               --------      ---------     --------     --------     --------     ---------
      Net cash provided by (used in)
         financing activities                        18         77,085       (7,469)     (94,055)      85,039        60,618
EFFECT OF EXCHANGE RATE CHANGES ON CASH               -              -            -         (129)           -          (129)
NET CASH USED IN DISCONTINUED OPERATIONS              -              -       (8,245)        (305)           -        (8,550)
                                               --------      ---------     --------     --------     --------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS               -        164,972      (17,041)      (1,131)           -       146,800
BALANCE AT BEGINNING OF YEAR                          -        (18,004)      17,653        1,245            -           894
                                               --------      ---------     --------     --------     --------     ---------
BALANCE AT END OF YEAR                         $      -      $ 146,968     $    612     $    114     $      -     $ 147,694
                                               ========      =========     ========     ========     ========     =========

                                          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                           June 30, 2001
                                                            (Unaudited)
                                                           (in thousands)
                                                                              COMBINED     COMBINED
                                                    PARENT                   GUARANTOR   NONGUARANTOR
                                                   GUARANTOR     ISSUER     SUBSIDIARIES SUBSIDIARIES  CONSOLIDATED
                                                   ---------     ------     ------------ ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES               $     (6)    $  20,468     $(12,447)    $ 76,516      $  84,531
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition costs                                  -        (3,844)           -            -         (3,844)
       Capital expenditures                               -        (5,848)     (10,319)      (1,041)       (17,208)
       Proceeds from sale of assets                       -         2,592          362          386          3,340
                                                   --------     ---------     --------     --------      ---------
      Net cash provided by (used in) investing
         activities                                       -        (7,100)      (9,957)        (655)       (17,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
       Changes due to accounts receivable
         securitization, net                              -             -            -      (75,000)       (75,000)
       Proceeds from common stock issuance                6             -            -            -              6
       Proceeds from long-term debt                       -       357,013            -        4,517        361,530
       Repayments of long-term debt                       -      (368,923)      (3,823)      (5,440)      (378,186)
       Debt issuance costs                                -        (2,260)           -            -         (2,260)
                                                   --------     ---------     --------     --------      ---------
      Net cash provided by financing activities           6       (14,170)      (3,823)     (75,923)       (93,910)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   -             -            -          (22)           (22)
CASH FLOWS FROM DISCONTINUED OPERATIONS                   -             -       27,402          733         28,135
                                                   --------     ---------     --------     --------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   -          (802)       1,175          649          1,022
BALANCE AT BEGINNING OF YEAR                              -            30          441          118            589
                                                   --------     ---------     --------     --------      ---------
BALANCE AT END OF YEAR                             $      -     $    (772)    $  1,616     $    767      $   1,611
                                                   ========     =========     ========     ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CORPORATE OVERVIEW

In 2001, we adopted a strategy to focus on our two primary businesses - envelopes and commercial printing - and announced plans to divest our label and printed office products businesses and certain operations not strategic to our envelope and commercial printing businesses. In addition to the planned divestitures, we initiated a restructuring program to consolidate manufacturing facilities in our three businesses to improve our competitive position and several other initiatives to significantly improve operations, reduce costs and increase marketing effectiveness.

In February 2002, we sold Curtis 1000, Inc., a business included in our printed office products business, and in May 2002, we sold our label business. As of June 2002, we had not received an offer for PrintXcel, also part of our printed office products business, that we considered consistent with its value. Because PrintXcel generates reliable cash flow and a satisfactory return on assets we concluded that it was not in the best interest of the Company to sell this business and we discontinued our efforts to do so. This business will now be an integral part of our strategy of expanding our print products and services to a larger customer base.

On August 8, 2002, we sold the filing products division of our envelope business. We are continuing our efforts to sell certain non-strategic assets in our commercial printing business.

Mail-Well is the world's largest manufacturer of envelopes. We produce approximately 43 billion envelopes annually in our 40 envelope manufacturing facilities located throughout the United States and Canada. Approximately 84% of these envelopes are customized specifically for our customers for use in billing and remittance, direct mail advertising and specialty packaging. The remaining 16% are stock envelopes sold into the resale market.

We are also one of the largest commercial printers in the United States. We operate 29 printing plants located strategically throughout the United States and one in Canada. We specialize in high impact printing, in which we print a wide range of premium printed products for national and regional customers, including advertising literature, corporate identity materials, annual reports, car brochures, calendars, greeting cards, brand marketing collateral, catalogs, maps, CD packaging and direct mail. We also produce general commercial printing for local and regional customers.

In addition, we operate a printed office products business. This business, which operates 12 manufacturing facilities throughout the United States, is a leading supplier of customized and stock labels, mailers and printed business documents to small and mid-size businesses generally through independent distributors of office products. The labels produced and sold by our printed office products division do not compete with those produced and sold by the now-divested label segment due to differences in customer base, distribution channels and production methods.

CONSOLIDATED RESULTS OF OPERATIONS

The financial statements for all periods presented have been restated as required by generally accepted accounting principles to report the results of our label business and Curtis 1000, Inc. as discontinued operations. Our PrintXcel business had also been reported as a discontinued operation prior to the second quarter of 2002. Since this business is no longer held for sale, the results of PrintXcel are now included in continuing operations. The summary financial data set forth in the tables that follow present reported amounts as well as comparable financial data for New Mail-Well. New Mail-Well excludes the results of our label business and Curtis 1000, Inc. and the results of the operations of our envelope and commercial printing businesses that are held for sale, but contrary to prior presentations, New Mail-Well now includes our PrintXcel business. In addition, New Mail-Well's results exclude restructuring, impairments and other charges reported in the condensed consolidated statements of operations for the three- and six-months ended June 30, 2002 and 2001.

The economic slowdown which began in 2001 has continued to adversely affect the sales and margins of our businesses in 2002, especially the portion of our commercial printing business related to print advertising, the direct mail and resale segments of our envelope business, and the traditional documents market of PrintXcel. We do not expect significant increases in sales and margins until the markets we serve, especially advertising, direct mail and resale, recover. In the meantime, we have continued to take steps through our strategic initiatives and otherwise to reduce costs and improve operations.

SALES

                               THREE MONTHS                  SIX MONTHS
                               ENDED JUNE 30                ENDED JUNE 30
(dollars in thousands)     2002          2001            2002           2001
-------------------------------------------------------------------------------

Reported                 $420,967      $471,560        $864,449       $960,336
New Mail-Well*           $394,711      $451,256        $816,477       $920,907
-------------------------------------------------------------------------------

* Excludes sales of certain operations of our envelope and commercial printing businesses held for sale and includes sales to discontinued operations that are expected to continue. Sales to discontinued operations included above prior to their divestiture were $0.7 million and $3.7 million for the three- and six-months ended June 30, 2002 and $8.9 million and $18.4 million for the three- and six-months ended June 30, 2001.

New Mail-Well's sales in the second quarter of 2002 were $56.5 million, or 12.5%, below sales during the second quarter of 2001. For the first six months of 2002, sales were $104.4 million, or 11.3%, below the comparable period in 2001. We have seen no improvements in the key markets we serve, specifically:

     o Demand for commercial printing continues to be weak.
     o Sales of envelopes into the resale and direct mail markets are below levels a year ago.
     o The market for traditional business documents produced by our printed office products business continues to decline.

Reported sales during the three- and six-month periods ended June 30, 2002 compared to the prior year declined similarly to the sales of New Mail-Well and were affected by the same market dynamics.

RESTRUCTURING AND OTHER CHARGES

In 2001, we began consolidating certain of our operations to eliminate excess internal capacity, reduce costs and improve our long-term competitive position. In addition, we have significantly reduced the size of certain of our facilities in response to current market conditions. The restructuring charge related to these plans totaled $20.7 million in 2002, of which $9.0 million were incurred in the second quarter of 2002. The following table and discussion present the details of this restructuring, as well as other charges recorded during the six months ended June 30, 2002:

                                                           COMMERCIAL    PRINTED OFFICE
              (IN THOUSANDS)                 ENVELOPE       PRINTING        PRODUCTS        CORPORATE      TOTAL
--------------------------------------------------------------------------------------------------------------------

Employee separation and related
   employee expenses                            $     -      $1,041          $  507           $    -       $ 1,548
Employee training expenses                        4,531           -               -                -         4,531
Other exit costs                                  3,657           -             300                -         3,957
Asset impairment charges, net                     4,730           -             240                -         4,970
Project management expenses                       5,656           -               -                -         5,656
--------------------------------------------------------------------------------------------------------------------
   Total restructuring costs                     18,574       1,041           1,047                -        20,662
--------------------------------------------------------------------------------------------------------------------
Other charges                                       985       1,414               -              739         3,138
--------------------------------------------------------------------------------------------------------------------
   Total restructuring and other charges        $19,559      $2,455          $1,047           $  739       $23,800
====================================================================================================================

In addition to the three manufacturing facilities consolidated in 2001, our envelope business has consolidated six facilities in 2002 and will consolidate one additional operation during the third quarter of 2002. When this consolidation plan is completed, we will have closed ten envelope plants and substantially reduced excess internal capacity and improved utilization of equipment and resources at the remaining 39 plants we operate in the United States and Canada. In 2001, we accrued the separation and related employee costs covering the 920 employees expected to be terminated over the course of this project. As of June 30, 2002, 666 employees had been separated. Employee training expenses include the costs to train the new employees that have been hired at the plants that are absorbing the production of the plants being closed. The training programs for these employees are between three and nine months in duration. Other exit costs include the expenses incurred to move and reinstall equipment, and the cost incurred to restore buildings to the condition required by lease agreements or to prepare them for sale. Project management expenses are primarily consulting fees and related expenses incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management. The write-downs recorded for property and equipment taken out of service or sold as a result of the plant consolidations are reported net of $6.2 million of proceeds received from the sales of those assets.

Our commercial printing business completed the consolidation of its operations in the Philadelphia, Pennsylvania area in 2001. In addition, in response to changes in market conditions, commercial printing has made significant changes to its cost structure by reducing its fixed costs. The severance costs incurred as a result of eliminating 136 overhead positions totaled $819,000.

Our Printed Office Products business closed a manufacturing facility in 2002 to eliminate excess internal capacity and reduce costs. Severance incurred as a result of this plant closure were $134,000 covering 19 employees. Expenses were also incurred to prepare the building for sale and to write assets down to fair market value. In addition, Printed Office Products has reduced headcount at certain of its other facilities in response to market conditions. Severance costs incurred in connection with these reductions, covering 128 employees, totaled $249,000.

In 2001, we initiated several programs to significantly improve operations and marketing effectiveness. These programs include the implementation of best practices, the standardization of costing and pricing systems in the envelope and commercial printing businesses and the alignment of equipment and services to better serve our customers and markets. We incurred $2.4 million in expenses for outside assistance in order to expedite the implementation of these programs. In addition, the Company incurred consulting fees of $587,000 related to tax matters that arose as a result of the divestitures. These expenses have been reported as other charges.

We expect to complete our strategic initiatives by the end of 2002 and anticipate further charges of approximately $10 million. Our current estimate of the total cost of our restructuring program is $76 million, of which approximately $20 million will be non-cash charges and $56 million will be cash charges. This is well below our original estimate of $98 million.

OPERATING INCOME (LOSS)

                                      THREE MONTHS                       SIX MONTHS
                                      ENDED JUNE 30                     ENDED JUNE 30
(dollars in thousands)             2002           2001            2002               2001
--------------------------------------------------------------------------------------------------
Reported
  Operating income (loss)       $(19,275)       $(1,825)       $(14,466)           $24,129
  Operating margin                 (5%)            0%             (2%)                3%
--------------------------------------------------------------------------------------------------

New Mail-Well
  Operating income*             $ 11,557        $22,947        $ 28,555            $46,971
  Operating margin                  3%             5%              3%                 5%
--------------------------------------------------------------------------------------------------

* Excludes operating income of certain operations of our envelope and commercial printing businesses held for sale and impairment, restructuring and other charges.

New Mail-Well's operating income declined $11.4 million, or 50%, in the second quarter of 2002 compared to the same quarter of 2001. The reduction in operating income was due to the following:

o Gross profit in the second quarter of 2002 was $76.6 million compared to $92.5 million in the second quarter of 2001. As a percentage of sales, gross profit declined 1.1%. The reduction in gross profit due to lower sales was approximately $20 million. Lower prices for our products due to increased competition impacted gross profit by approximately $2.2 million. Our consolidation program and other cost reduction programs have resulted in reductions in fixed manufacturing costs of $6.1 million in the second quarter of 2002 compared to the second quarter of 2001.
o Selling expenses were approximately $1.0 million lower in the second quarter of 2002 than in the prior year due to lower sales commissions.
o Amortization expense was $3.6 million lower in the second quarter of 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which eliminated the amortization of goodwill.

The reported loss of $13.2 million in the second quarter includes three impairment charges. We recorded an additional impairment charge on PrintXcel of $10.4 million. This charge was primarily the reversal of a tax benefit recorded when PrintXcel's assets were written down to net realizable value. We also recorded an impairment of $6.1 million on our filing products business, which was sold in August 2002, and an impairment of $2.8 million on our other assets held for sale based on a letter of intent received from the prospective buyer. In addition, the reported loss includes restructuring and other charges of $9.3 million.

New Mail-Well's operating income for the six-months ended June 30, 2002 declined $18.4 million, or 39%, from the comparable six-month period of 2001. This decline was due to the following:

o Gross profit was $158.1 million compared to $188.3 million during the six-months ended June 30, 2001. The reduction in gross profit due to lower sales was approximately $37 million. Lower pricing due to increased competition also reduced gross profit by approximately $9 million. Gross profit as a percent of sales declined 1% despite reductions in fixed costs of approximately $15.7 million.
o Selling and administrative expenses have been reduced approximately $5 million as a result of lower commissions and cost reduction programs in our administrative functions.
o Amortization expense was down $6.9 million due to the implementation of Statement 142.

The reported operating loss of $8.4 million for the six-months ended June 30, 2002 reflects the impairment charges discussed above and restructuring and other charges of $23.8 million.

INTEREST EXPENSE

                                                       THREE MONTHS                  SIX MONTHS
                                                       ENDED JUNE 30                ENDED JUNE 30
(dollars in thousands)                              2002          2001           2002           2001
--------------------------------------------------------------------------------------------------------

Total interest expense                              $20,966     $20,134         $39,448        $41,667

Less: Allocation to discontinued operations          (1,993)     (3,671)         (5,570)        (7,896)
--------------------------------------------------------------------------------------------------------
Reported interest expense                           $18,973     $16,463         $33,878        $33,771

--------------------------------------------------------------------------------------------------------
New Mail-Well                                       $19,310     $16,842         $35,491        $34,637

During the quarter ended June 30, 2002, interest before allocations to discontinued operations increased 4% due to higher average interest rates despite lower outstanding debt. Our weighted average outstanding debt during the second quarter of 2002 was $943.2 million compared to $992.2 million in the second quarter of 2001. Our weighted average interest rate was 8.08% in the second quarter of 2002 compared to 7.49% in 2001. The increase in the weighted average interest rate was due primarily to the issuance of $350 million of 9 5/8% senior notes on March 13, 2002. Since a significant portion of the proceeds of the senior notes was used to repay bank debt, which accrued interest at a lower variable rate, our weighted average interest rate will continue to be higher than the prior year.

For the six months ended June 30, 2002, interest expense before allocations to discontinued operations was lower than the comparable period in 2001. Interest in 2002 reflects our weighted average outstanding debt of $945.0 million in 2002 compared to $999.6 million in 2001 and our weighted average interest rate of 7.84% in 2002 compared to 7.73% in 2001.

Reported interest excludes an allocation of interest expense to discontinued operations based on the net assets of those operations relative to the net asset of the Company.

Interest expense for New Mail-Well was calculated on a pro-forma basis as if the actual net proceeds from the sales of our Label operating segment and Curtis 1000, Inc. were received on January 1, 2001. Interest expense determined on this basis is greater than reported interest expense.

INCOME TAXES

                                                   THREE MONTHS                    SIX MONTHS
                                                   ENDED JUNE 30                  ENDED JUNE 30
(dollars in thousands)                          2002           2001           2002            2001
------------------------------------------------------------------------------------------------------
Reported
  Provision (benefit) for income taxes        $(5,586)       $(3,461)        $(7,128)       $(1,126)
  Effective tax rate                            15%             18%            15%            11%
------------------------------------------------------------------------------------------------------

New Mail-Well
  Provision (benefit) for income taxes        $(3,280)       $ 2,005         $28,556        $46,840
  Effective tax rate                            42%             46%            42%            46%
------------------------------------------------------------------------------------------------------

New Mail-Well's effective tax rate for 2002 is estimated to be 42% for the tax year ended December 31, 2002 in which we have projected taxable income, four percentage points lower than in 2001. The effective tax rate in 2001 reflected the impact of nondeductible goodwill amortization.

The reported effective tax rates for 2002 and 2001 reflect the tax impacts of the permanent differences related to the impairments.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND INCOME (LOSS) PER SHARE - ASSUMING DILUTION

                                                                 THREE MONTHS               SIX MONTHS
                                                                 ENDED JUNE 30            ENDED JUNE 30
(dollars in thousands)                                        2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   Reported                                                  $(32,707)    $(15,328)   $(41,553)    $(9,500)
   New Mail-Well                                             $ (4,534)    $  2,343    $ (4,248)    $ 5,427
-------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations per share
   Reported                                                  $  (0.69)    $  (0.32)   $  (0.87)    $ (0.20)
   New Mail-Well                                             $  (0.10)    $   0.05    $  (0.09)    $  0.11
-------------------------------------------------------------------------------------------------------------

The results for New Mail-Well for the three- and six-months ended June 30, 2002 compared to the comparable periods of the prior year were due to lower sales, lower margins and higher interest expense partially offset by lower fixed costs and lower amortization expense.

Our reported loss from continuing operations for the second quarter of 2002 includes impairment, restructuring and other charges of $28.6 million. In the second quarter of 2001, impairment, restructuring and other charges totaled $28.2 million. For the six-months ended June 30, 2002, the reported loss includes impairment, restructuring and other charges of $43.1 million compared to $28.9 million in the same period of 2001.

LOSS FROM DISCONTINUED OPERATIONS

In May 2002, we completed the sale of our label segment for $75 million resulting in an additional loss on the disposal of this segment of $5.1 million. Adjustments to the tax impact of this sale and the sale of Curtis 1000, Inc., which was completed in February 2002, reduced the reported loss from discontinued operations in the second quarter to $153,000. The loss from discontinued operations for the six-months ended June 30, 2002 was $8.2 million. The loss on discontinued operations reflects the proceeds received from our divestitures of Curtis 1000, Inc. and our label segment, net of related selling expenses and tax benefits. Adjustments of this loss may occur should expenses be different than those estimated or should there be additional revisions to the tax impact of the sales.

EXTRAORDINARY LOSS

Results for the quarter ended June 30, 2002 include an extraordinary charge of $5.4 million, or $0.12 per share. This represents the write-off of the remaining deferred financing fees related to our bank credit facility that was refinanced during the second quarter. The portion of these fees related to the term debt repaid with the proceeds from the sale of our senior notes and from the sale of Curtis 1000, Inc. was written-off in the first quarter of 2002. The total extraordinary loss recorded as a result of the write-off of deferred financing fees in 2002 was $10.1 million.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION

                                                          THREE MONTHS                 SIX MONTHS
                                                          ENDED JUNE 30               ENDED JUNE 30
(dollars in thousands)                                 2002         2001           2002           2001
-----------------------------------------------------------------------------------------------------------
Net income (loss)
   Reported                                         $(38,222)    $(92,525)       $(59,830)      $(88,903)
   New Mail-Well                                    $ (4,534)    $  2,343        $ (4,248)      $  5,427
-----------------------------------------------------------------------------------------------------------





Net income (loss) per share
   Reported                                         $  (0.80)    $  (1.95)       $  (1.26)      $  (1.87)
   New Mail-Well                                    $  (0.10)    $   0.05        $  (0.09)      $   0.11
-----------------------------------------------------------------------------------------------------------

The net losses reported for the second quarter and for the three- and six-months ended June 30, 2002 were due to the losses from continuing operations, the impairment charges, restructuring and other charges, the loss on discontinued operations and the extraordinary loss.

BUSINESS SEGMENTS

ENVELOPE

The following table presents the reported sales and operating income of our envelope business, as well as sales and operating income excluding the results of operations that are held for sale and restructuring and other charges recorded during the three- and six-month periods ended June 30, 2002 and 2001 ("New Envelope").

                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                         JUNE 30                          JUNE 30
(dollars in thousands)            2002            2001              2002             2001
----------------------------------------------------------------------------------------------
Net sales
   Reported                     $195,168        $210,746          $396,143         $432,362
   New Envelope*                $178,120        $197,184          $363,288         $406,186
----------------------------------------------------------------------------------------------

Operating income
   Reported                     $ 11,773        $  7,718          $ 19,511         $ 30,693
   New Envelope*                $ 18,163        $ 19,568          $ 36,481         $ 40,571
----------------------------------------------------------------------------------------------

* Excludes sales and operating income of the operations of the envelope business held for sale and restructuring and other charges. Sales include sales to discontinued operations that are expected to continue. Intercompany sales, including sales to discontinued operations prior to their divestiture, were $0.4 million and $3.2 million for the three- and six-months ended June 30, 2002 and $6.0 million and $13.4 million for the three- and six-months ended June 30, 2001.

New Envelope's sales in the second quarter of 2002 were down $19.1 million, or 9.7% from the second quarter of the prior year. We continue to experience lower sales in the direct mail segment of our market. Sales to our direct mail customers were down approximately $8.0 million in the quarter. Demand in the resale segment of our market, which began to soften in the second half of 2001, continues to be weak. Sales to our merchant and office products customers were down approximately $7 million. Consistent with an overall weak envelope market, sales of our transactional and specialty envelopes were also down in the quarter.

For the first half of 2002, New Envelope's sales were $42.9 million, or 10.6%, below the first half of 2001. Sales to direct mail customers were down approximately $18 million and sales to our merchant and office products customers were approximately $15 million below the comparable period of 2001.

Operating income of New Envelope declined $1.4 million, or 7.2% in the second quarter. Contribution and gross profit as a percentage of sales were both higher in the second quarter of 2002 than in the second quarter of 2001. Improvements in operating efficiencies and reductions in fixed costs resulted in savings of $4.5 million in the quarter. These improvements were a direct result of our consolidation program and other cost reduction initiatives; however, they were not sufficient to offset the $5.9 million of contribution lost due to lower sales.

On a year-to-date basis, New Envelope's operating income has declined
$4.1 million, or 10.1%. Contribution lost due to lower sales accounts for approximately $13.1 million of the decline in earnings. Margins are down approximately $2.9 million from the comparable period of 2001 due to competitive pressures and lower sales of higher value added products. In addition, certain plants absorbing work from plants closed as a result of our consolidation program experienced inefficiencies during the early part of the year. Fixed costs are $11.9 million lower in the first half of 2002 than in the first half of 2001.

Reported results of our envelope business are significantly lower due to the $7.5 million and $19.6 million of restructuring and other charges recorded during the three- and six-months ended June 30, 2002, respectively.

COMMERCIAL PRINTING

The following table presents the reported sales and operating income of our commercial printing business, as well as sales and operating income excluding the results of its operations that are held for sale and restructuring and other charges recorded during the three- and six-months ended June 30, 2002 and 2001("New Commercial Printing").

                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                            JUNE 30                        JUNE 30
(dollars in thousands)                2002          2001             2002            2001
----------------------------------------------------------------------------------------------
Net sales
   Reported                         $173,727      $206,714         $364,482        $418,750
   New Commercial Printing*         $166,389      $198,800         $351,245        $403,864
----------------------------------------------------------------------------------------------

Operating income (loss)
   Reported                         $ (7,688)     $  4,512         $(11,151)       $ 10,873
   New Commercial Printing*         $ (6,642)     $  5,018         $ (9,169)       $ 10,475
----------------------------------------------------------------------------------------------

*Excludes sales and operating income of the operations of the commercial printing business held for sale and restructuring and other charges.
Sales include sales to discontinued operations that are expected to continue. Intercompany sales, including sales to discontinued operations prior to their divestiture, were $0.7 million and $2.4 million for the three- and six-months ended June 30, 2002 and $1.7 million and $3.4 million for the three- and six-months ended June 30, 2001.

Sales of New Commercial Printing in the second quarter of 2002 were $32.4 million, or 16.3%, below second quarter sales in 2001. Demand for commercial printing continues to be weak. We have yet to see any rebound in advertising by our customers, which impacts about 50% of our commercial printing sales. Sales at all of our commercial printing plants were either flat or lower compared to the second quarter of 2001. The sales decline is explained as follows:

     o Sales in our web plants were down $17 million in the second quarter compared to the second quarter of last year. Our web plants typically produce jobs that require long runs. Demand for commercial printing suited to these presses was especially weak in the second quarter. In addition, our calendar business, which is traditionally strong in the second quarter, has shifted to the third quarter.
     o Sales in the Philadelphia market are down approximately $8 million from the prior year. This decline was due in part to our closure of a plant in Philadelphia in April 2001. Much of the work produced by this plant was marginal work, which could not be produced profitably at any of our other facilities in the Mid-Atlantic area. Sales were also off as a result of the consolidation of our other facilities in the Philadelphia area in October 2001, because some of our customers did not move their work to the new facility.
     o Sales of our operation in Seattle were down $2 million in the quarter. This decline is due directly to our customers in the telecommunications and technology industries, which have reduced spending for commercial printing significantly.
     o Sales of our operation specializing in direct mail printing were $1 million lower this quarter than in the second quarter of 2001.

On a year-to-date basis, sales of New Commercial Printing were lower than the comparable period of 2001 by $52.6 million, or 13.0%. The trends seen in the second quarter were also prevalent on a year-to-date basis. The sales decline in the first half of the year can be explained by the factors discussed above.

New Commercial Printing recorded an operating loss of $6.6 million in the second quarter of 2002. This decline from operating income of $5 million in the second quarter of 2001 was due to the $10.3 million of contribution lost on lower sales. In addition to lower sales, competition for work continues to put pressure on margins, which have declined 1.6% from the second quarter of 2001. The impact of the lower margins on profitability was $2.6 million. Cost reduction programs have resulted in lower fixed costs of $1.3 million.

On a year-to-date basis, New Commercial Printing recorded an operating loss of $9.2 million in 2002 compared to operating income of $10.5 million during the comparable period of 2001. The contribution lost due to lower sales totals approximately $16.0 million. The loss in profitability due to lower margins was $6.0 million. Fixed costs have been reduced $2.3 million from the comparable period of 2001.

PRINTED OFFICE PRODUCTS

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30                        JUNE 30
(dollars in thousands)                   2002           2001            2002           2001
------------------------------------------------------------------------------------------------
Net sales
   Reported                            $52,072         $54,100         $103,824      $109,224
   New Printed Office Products*        $52,238         $56,531         $105,504      $114,918
------------------------------------------------------------------------------------------------

Operating income
   Reported                            $ 5,151         $ 4,051         $  8,775      $  9,168
   New Printed Office Products*        $ 5,319         $ 5,757         $  9,822      $ 11,543
------------------------------------------------------------------------------------------------

* Sales of New Printed Office Products include sales to discontinued operations that are expected to continue. Operating income excludes restructuring and other charges. Intercompany sales, including sales to discontinued operations prior to their divestiture, were $0.2 million and $1.7 million for the three- and six-months ended June 30, 2002 and $2.4 million and $5.7 million for the three- and six-months ended June 30, 2001.

Sales of New Printed Office Products were down 7.6% in the second quarter compared to the second quarter of 2001. On a year-to-date basis, the sales decline was 8.2% from the comparable period of 2001. These declines were due primarily to the decline in the demand for the traditional business forms. The demand for traditional business forms has been declining for several years due to the adoption of laser printing technology by businesses.

Operating income of New Printed Office Products was down 7.6% in the second quarter of 2002 compared to the second quarter of 2001. Improvements in the mix of products sold to higher value added products and control of fixed costs have enabled this business to improve its gross profit as a percentage of sales by 1%. These gains, however, were offset by $1.7 million of contribution lost due to lower sales.

On a year-to-date basis, operating income was down $1.7 million, or 15%, from the first six months of 2001. The decline in profitability was due to the contribution lost on lower sales in the first half of 2002 partially offset by lower fixed costs and improved margins due to a change in the overall product mix towards an increased percentage of higher value added products.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2002, we restructured a significant portion of our outstanding debt. In March 2002, we sold $350 million of 9 5/8% senior notes due 2012. We used the net proceeds from this offering to repay $197.0 million of our bank term debt and $9.2 million of other debt. The remaining proceeds of this offering have been invested to provide the liquidity needed for the repayment of our convertible debt of $139.1 million in November 2002.

Also in March 2002, we applied $20.5 million of the proceeds received from the sale of Curtis 1000, Inc. to the repayment of our bank term debt. In May 2002, we applied $67.0 million of proceeds received from the sale of our label business to the repayment of our bank term debt.

In June 2002, we entered into a three-year $300 million senior secured credit facility with a syndicate of banks. The purpose of this new facility was to enable the refinancing of our existing bank term debt and secure financing for ongoing working capital needs and other general corporate purposes. Loans made under this facility are issued on a revolving basis and are subject to availability and a borrowing base. Loans bear interest at a base rate or LIBOR, plus a margin, and are secured by substantially all of the Company's domestic assets.

Cash flow from continuing operations was $14.4 million in the first half of 2002 compared to $84.5 million in the first half of 2001. Capital expenditures totaled $21.4 million in the first half of 2002 compared to $17.2 million in the first half of 2001. In addition, we made a $1.0 million contractual payment on a small acquisition that was consummated in the first quarter of 2001 for $3.9 million.

The following table summarizes our cash obligations as of June 30, 2002:

                                                               PAYMENTS DUE BY YEAR
                                                               --------------------

(in thousands)                          YEAR 1    YEARS 2 AND 3  YEARS 4 AND 5 THEREAFTER        TOTAL
-----------------------------------------------------------------------------------------------------------
Long-term debt                         $144,426      $137,588      $ 1,654      $655,625      $  939,293

Operating leases                         35,080        57,626       42,628        32,066         167,400
-----------------------------------------------------------------------------------------------------------

Total cash obligations                 $179,506      $195,214      $44,282      $687,691      $1,106,693
-----------------------------------------------------------------------------------------------------------

Long-term debt due during 2002 includes the retirement of our convertible notes. Our convertible notes mature in November 2002.

At June 30, 2002, we had outstanding letters of credit of approximately $11.4 million related to performance and payment guarantees. In addition, we have issued letters of credit of $2.3 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Subsequent to June 30, 2002, the Company was required to refinance a sale/leaseback arrangement. In connection with the refinancing, the Company was required to make a payment of $15.8 million that will be expensed in the Company's third quarter. In addition, $5.5 million of the deferred costs associated with this arrangement will be written-off.

In August 2002, we completed the sale of the filing products division of our envelope business for $36.7 million, which was consistent with our expectations. The net proceeds from this transaction were $31.5 million and were used to reduce our revolving loan balance.

We expect to be able to fund our operations, capital expenditures and debt and other contractual commitments within the next year from internally generated cash flow and funds available under our new $300 million Senior Security Credit Facility. At June 30, 2002, we had $107.2 million of unused credit available under this credit facility.

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

During the quarter ended June 30, 2002, the decision was made to reinstate the PrintXcel business as an operating asset. Under generally accepted accounting principles, when a business that was held for sale is reinstated as a continuing operation, it is to be recorded at the lower of its carrying value or fair market value. In 2001, we reduced the carrying value of the net assets of this business to its net realizable value. We based our determination of the net realizable value of this business on the advice provided to us by our financial advisors. Our internal valuations of this business continue to support its carrying value, which we believe to be less than its fair market value.

Assets held for sale have been recorded at net realizable value. The net realizable value of the assets of our commercial printing segment held for sale is based on a letter of intent received from a prospective buyer. We do not expect the actual proceeds to be significantly different from our estimates; however, until the sale is completed, the possibility exists that the actual proceeds could be materially different from our estimate.

We exercise judgment in evaluating our long-lived assets for impairment. Except for our commercial printing business, we believe our businesses will generate sufficient cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. In connection with the implementation of SFAS 142 discussed below, we are in the process of quantifying the impairment in our commercial printing business.

We are self insured for the majority of our workers' compensation costs and group health insurance costs. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

The determination of our tax provision is complex due to operations in several tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income and future capital gains.

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

We adopted Statement 142 on January 1, 2002. We have completed the first step of the two-step process prescribed in Statement 142 to test goodwill for impairment and have concluded that a portion of the $213.5 million of goodwill related to our commercial printing business is impaired. We will not know the extent of this impairment until we have completed step two of the process, which we have begun. We will recognize the amount of the impairment as a cumulative effect of a change in accounting principle as of January 1, 2002, when it is determined, but no later than December 31, 2002.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company is currently evaluating the provisions of the new statement.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. The company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated that are after December 31, 2002.

FORWARD-LOOKING INFORMATION

This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or condition may vary materially from those expected. Some of the key factors that may have a direct bearing on our actual financial results, performance or condition are as follows:

>>   Paper and other raw material costs
>>   The degree and nature of competition
>> The ability to execute restructuring plans and achieve productivity and cost savings goals
>>   Postage rates and other changes in the direct-mail industry
>>   Interest rates and foreign currency exchange rates
>>   Ability to obtain additional or alternative financing
>>   General economic conditions
>>   General labor conditions
>> Others as described in our most recent annual report on Form 10-K under the heading "Risk Factors"

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is based on a base rate or LIBOR, plus a margin. At June 30, 2002, we had outstanding variable rate debt outstanding of $137.2 million. A 1% increase in the base rate (which is tied to the prime rate) or LIBOR on the maximum amount available under our credit agreement, which is $302.2 million, would increase our annual interest expense by $3.0 million and reduce annual net income by approximately $1.9 million.

We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar.

PART II   OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            On May 1, 2002, the Company held its Annual Meeting of Stockholders, at which the following matters were voted upon:

            ELECTION OF DIRECTORS - The following individuals were elected or re-elected to the Board of Directors by the following vote:

            Name                               For                    Withhold
            ----                               ---                    --------
            Frank P. Diassi                    39,527,949              227,988
            Frank J. Hevrdejs                  39,511,042              244,895
            Janice C. Peters                   39,554,615              201,322
            Jerome W. Pickholz                 38,957,842              798,095
            Paul V. Reilly                     36,397,589            3,358,348
            Alister W. Reynolds                39,548,815              207,122
            W. Thomas Stevens                  39,554,222              201,715

            SELECTION OF AUDITORS - The selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending 2002 was ratified by the following vote: 39,190,433 For, 548,019 Against, 17,485 Abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                      EXHIBIT
                        NO.           DESCRIPTION
                      -------         -----------

                        3.1 Certificate of Incorporation of Mail-Well Corporation--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

                        3.2 Certificate of Amendment of Certificate of Incorporation of Mail-Well Corporation-- incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

                        3.3 Certificate of Correction Filed to Correct Certain Error in the Certificate of Amendment of Mail-Well 1 Corporation Filed in the Office of the Secretary of State of Delaware on September 11, 1995--incorporated by reference from Mail-Well I Corporation's
                                 Form S-4 filed March 15, 1999 (Reg. No.
                                 333-74409).

                        3.4 Certificate of Change of Registered Agent and Registered Office--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

                        3.5 Bylaws of Mail-Well I Corporation--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

                        4.1 Form of Indenture between Mail-Well, Inc. and The Bank of New York, as Trustee, dated November 1997, relating to Mail-Well, Inc.'s $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002-- incorporated by reference from Exhibit 4.2 to Mail-Well, Inc.'s Amendment No. 2 to
                                 Form S-3 dated November 10, 1997 (Reg. No.
                                 333-36337).

                        4.2 Form of Supplemental Indenture between Mail-Well, Inc. and The Bank of New York, as Trustee, dated November 1997, relating to Mail-Well, Inc.'s $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002 and Form of Convertible

                      EXHIBIT
                        NO.           DESCRIPTION
                      -------         -----------
                                 Note--incorporated by reference from Exhibit
                                 4.5 to Mail-Well, Inc.'s Amendment No. 2 to
                                 Form S-3 dated November 10, 1997 (Reg.
                                 No. 333-36337).

                        4.3 Indenture dated as of December 16, 1998 between Mail-Well I and Trust Company, as Trustee, relating to Mail-Well I Corporation's $300,000,000 aggregate principal amount of
                                 8 3/4% Senior Subordinated Notes due 2008-- incorporated by reference from Exhibit 4.4 to Mail-Well, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File
                                 No. 1-12551.

                        4.4 Form of Senior Subordinated Note--incorporated by reference from Exhibit 4.5 to Mail-Well, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-12551.

                        4.6 Indenture dated as of March 13, 2002 between Mail-Well I Corporation and State Street Bank and Trust Company, as Trustee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.30 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                        4.7 Form of Senior Note and Guarantee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount 9 5/8% due 2012-- incorporated by reference to Exhibit 10.31 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                        10.1 Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors-- incorporated by reference from Exhibit 10.17 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

                        10.2     Form of Indemnity Agreement between
                                 Mail-Well I Corporation and each of its
                                 officers and directors--incorporated by
                                 reference from Exhibit 10.18 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

                        10.3 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement--incorporated by reference from Exhibit 10.19 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

                        10.4 Form of M-W Corp. 401(k) Savings Retirement Plan--incorporated by reference from Exhibit
                                 10.20 of Mail-Well, Inc.'s Registration
                                 Statement on Form S-1 dated March 25, 1994.

                        10.5 Mail-Well, Inc. 1994 Stock Option 1997-- incorporated by reference from Exhibit 10.56 of Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                        10.6 Form of Mail-Well, Inc. Incentive Stock Option Agreement--incorporated by reference from
                                 Exhibit 10.22 of Mail-Well, Inc.'s
                                 Registration Statement on Form S-1 dated
                                 March 25, 1994.

                        10.7 Form of Mail-Well, Inc. Nonqualified Stock Option Agreement--incorporated by from
                                 Exhibit 10.23 of Mail-Well, Inc.'s
                                 Registration Statement on Form S-1 dated
                                 March 25, 1994.

                        10.8 Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan--incorporated by reference from
                                 Exhibit 10.54 of Mail-Well, Inc.'s Form 10-Q for the quarter ended March 31, 1997.

                        10.9 1997 Non-Qualified Stock Option Agreement-- incorporated by reference from Exhibit 10.54 of Mail-Well, Inc.'s Form 10-Q for the quarter ended March 31, 1997.

                        10.10 Mail-Well, Inc. 1998 Incentive Stock Option Plan--incorporated by

                      EXHIBIT
                        NO.           DESCRIPTION
                      -------         -----------
                                 reference from Exhibit 10.58 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

                        10.11 Mail-Well, Inc. 1998 Incentive Stock Option Plan Incentive Stock Option Agreement-- incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

                        10.12    Participation Agreement dated as of
                                 December 15, 1997, among Mail-Well I
                                 Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.62 to Mail-Well, Inc.'s
                                 Form 10-Q for the quarter ended March 31, 1998.

                        10.13 Equipment Lease dated as of December 15, 1997 among Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto-- incorporated by reference from Exhibit 10.63 to Mail-Well, Inc.'s Form 10-Q for the quarter ended March 31, 1998.

                        10.14 Guaranty Agreement dated as of December 15, 1997, among Mail-Well, Inc., Graphic Arts Center, Inc., Griffin Envelope Inc., Murray Envelope Corporation, Shepard Poorman Communications Corporation, Wisco Envelope Corp., Wisco II, LLC, Wisco III, LLC, Mail-Well I Corporation, Keybank National Association, as Trustee and other financial institutions party thereto--incorporated by reference from Exhibit 10.64 to Mail-Well, Inc.'s Form 10-Q for the quarter ended March 31, 1998.

                        10.15 Merger Agreement and Plan of Merger by and among American Business Products, Inc., Mail-Well, Inc., and Sherman Acquisition Corporation dated January 13, 2000 - Incorporated by reference from the Annual Report on Form 10-K for Mail-Well, Inc.

                        10.16 Change of Control Agreement dated November 15, 1999, between the Company and Paul V. Reilly - Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                        10.19 Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan -- Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                        10.20 Form of Non-Qualified Stock Option Agreement under 2001 Long-Term Equity Incentive Plan - Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                        10.21 Form of Incentive Stock Option Agreement under 2001 Long-Term Equity Incentive Plan -- Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                        10.22 Form of Restricted Stock Award Agreement under 2001 Long-Term Equity Incentive Plan - Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                        10.23 Purchase Agreement dated March 8, 2002, between Mail-Well I Corporation, and Credit Suisse First Boston, UBS Warburg LLC, Banc

                      EXHIBIT
                        NO.           DESCRIPTION
                      -------         -----------
                                 of America Securities LLC, U.S. Bancorp Piper Jaffray Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., as Initial Purchasers, relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012-- incorporated by reference to Exhibit 10.30 to Mail-Well I Corporation's Registration Statement on Form S-4 filed June 11, 2002.

                        10.24 Registration Rights Agreement dated March 13, 2002, between Mail-Well I Corporation, and Credit Suisse First Boston, UBS Warburg LLC, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., as
                                 Initial Purchasers, relating to Mail-Well I
                                 Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012-- incorporated by reference to Exhibit 10.32 to Mail-Well, Inc.'s Quarterly Report on
                                 Form 10-Q for the quarter ended March 31, 2002.

                        10.25 Stock Purchase Agreement, dated May 6, 2002, among MWL Acquisition Corp., Mail-Well I Corporation and Mail-Well, Inc.-- incorporated by reference to Exhibit 10.32 to Mail-Well I Corporation's Registration Statement on Form S-4 filed June 11, 2002.

                        10.26 Amendment No. 1 to Stock Purchase Agreement, dated May 21, 2002, among MWL Acquisition Corp., Mail-Well I Corporation and Mail-Well, Inc.--incorporated by reference to Exhibit
                                 10.33 to Mail-Well I Corporation's
                                 Registration Statement on Form S-4 filed
                                 June 11, 2002.

                        10.27* Amended and Restated Credit Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic subsidiaries of Mail-Well I Corporation named in the agreement, the financial institutions from time to time parties thereto, and Bank of America, N.A., as administrative agent.

                        10.28* Amended and Restated Security Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic subsidiaries of Mail-Well I Corporation named in the agreement, and Bank of America, N.A., as agent.

-------------
* Filed herewith.

                (b) Reports on Form 8-K



1. Current Report on Form 8-K filed April 9, 2002, reported under Item 5 of the script of the Company's investor conference call held April 9, 2002, and the Company's press release dated April 8, 2002.

2. Current Report on Form 8-K filed May 10, 2002, reported under Item 5 of the transcript of the Company's investor conference call held April 19, 2002, and the Company's press release dated April 19, 2002.

3. Current Report on Form 8-K filed May 22, 2002, reported under Item 5 of the Company's press release with respect to its divestiture of its Label division for $75 million in cash.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MAIL-WELL, INC.
                                (Registrant)


                                              By /s/ Paul V. Reilly
                                              ------------------------------
Date: August 14, 2002                                Paul V. Reilly
                                                     Chief Executive Officer


                                              By /s/ Michel P. Salbaing
                                              ------------------------------
Date: August 14, 2002                                Michel P. Salbaing
                                                     Chief Financial Officer