Form 10-Q
period 2002-09-30
MAIL WELL INC
filed 2002-11-04
CIK 920321

============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                            ---------------------

                                  FORM 10-Q

            /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                       COMMISSION FILE NUMBER 1-12551

                          ------------------------

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

                          ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 1, 2002 the Registrant had 48,251,478 shares of Common Stock, $0.01 par value, outstanding.

============================================================================

                     MAIL-WELL, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements........................................       2

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................      25

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk......................................................      40

                           PART II - OTHER INFORMATION

Item 4.      Controls and Procedures.....................................      41

Item 6.      Exhibits and Reports on Form 8-K............................      41

Signature Page...........................................................      45

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    MAIL-WELL, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except per share data)

                                                              SEPTEMBER 30, 2002
                                                                 (UNAUDITED)           DECEMBER 31, 2001
                                                              ------------------       -----------------
ASSETS
Current assets
    Cash and cash equivalents...........................          $  139,838              $      894
    Accounts receivable, net............................             228,014                 230,770
    Inventories, net....................................             106,137                 110,859
    Net assets of discontinued operations...............                  --                 129,568
    Net assets held for sale............................              22,661                  52,368
    Other current assets................................              44,692                  71,137
                                                                  ----------              ----------
        Total current assets............................             541,342                 595,596

Property, plant and equipment, net......................             387,936                 422,278
Goodwill and other intangible assets, net...............             412,037                 411,416
Other assets, net.......................................              38,443                  46,286
                                                                  ----------              ----------
Total assets............................................          $1,379,758              $1,475,576
                                                                  ==========              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable....................................          $  155,773              $  160,040
    Accrued compensation and related liabilities........              48,843                  50,757
    Other current liabilities...........................              65,393                  62,499
    Current maturities of long-term debt................             142,845                 303,170
                                                                  ----------              ----------
        Total current liabilities.......................             412,854                 576,466

Long-term debt..........................................             773,943                 552,051
Deferred income taxes...................................              22,919                  88,393
Other long-term liabilities.............................              15,848                  16,789
                                                                  ----------              ----------
Total liabilities.......................................           1,225,564               1,233,699

SHAREHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, no shares issued......................                  --                      --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,225,031 and 48,325,801 shares
      issued and outstanding in 2002 and 2001,
      respectively......................................                 482                     483
    Paid-in capital.....................................             213,711                 214,138
    Retained earnings (deficit).........................             (41,160)                 46,623
    Deferred compensation...............................              (2,484)                 (3,359)
    Accumulated other comprehensive loss................             (16,355)                (16,008)
                                                                  ----------              ----------
        Total shareholders' equity......................             154,194                 241,877
                                                                  ----------              ----------
Total liabilities and shareholders' equity..............          $1,379,758              $1,475,576
                                                                  ==========              ==========

                      See notes to condensed consolidated financial statements.

                                        MAIL-WELL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                    (in thousands, except per share amounts)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                       -----------------------       ---------------------------
                                                         2002           2001            2002             2001
                                                       --------       --------       ----------       ----------
Net sales........................................      $428,720       $465,286       $1,293,169       $1,425,622
Cost of sales....................................       343,485        373,901        1,041,064        1,129,900
                                                       --------       --------       ----------       ----------
Gross profit.....................................        85,235         91,385          252,105          295,722
Other operating expenses:
    Selling and administrative expenses..........        61,273         67,552          198,509          210,447
    Amortization of intangibles..................           526          3,993            1,542           12,449
    Impairment loss on assets held for sale......            --             --            8,871            8,807
    Impairment on former discontinued
      operation..................................            --             --           10,407               --
    Restructuring, impairments and other
      charges....................................        39,408          5,521           63,208           25,571
                                                       --------       --------       ----------       ----------
Operating income (loss)..........................       (15,972)        14,319          (30,432)          38,448
Other expense:
    Interest expense.............................        18,675         15,579           52,553           49,350
    Other expense................................         1,720            518            2,061            1,502
                                                       --------       --------       ----------       ----------
Loss from continuing operations before income
  taxes..........................................       (36,367)        (1,778)         (85,046)         (12,404)
Income tax benefit...............................       (14,218)          (246)         (21,346)          (1,372)
                                                       --------       --------       ----------       ----------
Loss from continuing operations..................       (22,149)        (1,532)         (63,700)         (11,032)
Loss from discontinued operations:
    Loss from discontinued operations, net of tax
      benefit....................................            --             --               --           (2,982)
    Loss on disposal, net of tax benefit.........        (5,804)           (31)         (13,958)         (76,452)
                                                       --------       --------       ----------       ----------
Loss before extraordinary loss...................       (27,953)        (1,563)         (77,658)         (90,466)
Extraordinary loss, net of tax benefit...........            --             --          (10,125)              --
                                                       --------       --------       ----------       ----------
Net loss.........................................      $(27,953)      $ (1,563)      $  (87,783)      $  (90,466)
                                                       ========       ========       ==========       ==========
Loss per share--basic and diluted:
    Continuing operations........................      $  (0.46)      $  (0.03)      $    (1.34)      $    (0.23)
    Discontinued operations......................         (0.13)            --            (0.29)           (1.67)
    Extraordinary loss...........................            --             --            (0.21)              --
                                                       --------       --------       ----------       ----------
    Loss per share--basic and diluted............      $  (0.59)      $  (0.03)      $    (1.84)      $    (1.90)
                                                       ========       ========       ==========       ==========
Weighted average shares--basic and diluted.......        47,668         47,657           47,665           47,526


                            See notes to condensed consolidated financial statements.

                              MAIL-WELL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                       (In thousands)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                  --------------------------
                                                                     2002            2001
                                                                  ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations...........................      $  (63,700)      $ (11,032)
  Adjustments to reconcile net loss to cash provided by
   operating activities:
    Depreciation and amortization...........................          40,439          52,754
    Noncash portion of restructuring and impairment
     charges................................................          29,226          12,791
    Deferred income tax expense (benefit)...................         (13,095)          2,994
    Other...................................................             655           1,745
  Changes in operating assets and liabilities, excluding the effects of businesses sold:
      Trade and other receivables...........................           5,566          37,711
      Inventories...........................................           5,262          12,926
      Accounts payable and accrued expenses.................             551          32,967
      Other, net............................................           2,841          (6,138)
                                                                  ----------       ---------
      Net cash provided by operating activities.............           7,745         136,718
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition costs.........................................          (2,552)         (3,838)
  Proceeds from divestitures, net...........................         128,649              --
  Capital expenditures......................................         (26,943)        (24,121)
  Proceeds from the sales of assets.........................           6,267             577
                                                                  ----------       ---------
      Net cash provided by (used in) investing activities...         105,421         (27,382)
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in accounts receivable securitization............              --         (75,000)
  Proceeds from common stock issuance.......................              18             413
  Proceeds from long-term debt..............................       1,006,154         493,404
  Repayments of long-term debt..............................        (951,077)       (524,026)
  Debt issuance costs.......................................         (17,402)         (4,382)
                                                                  ----------       ---------
      Net cash provided by (used in) financing activities...          37,693        (109,591)
CASH FLOWS FROM DISCONTINUED OPERATIONS
  Net cash provided by (used in) discontinued operations....         (10,827)            498
Effect of exchange rate changes on cash and cash
 equivalents................................................          (1,088)            (73)
                                                                  ----------       ---------
Net increase in cash and cash equivalents...................         138,944             170
Cash and cash equivalents at beginning of period............             894             589
                                                                  ----------       ---------
Cash and cash equivalents at end of period..................      $  139,838       $     759
                                                                  ==========       =========


                  See notes to condensed consolidated financial statements.

                     MAIL-WELL, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

    During June 2002, the decision was made to discontinue efforts to sell the PrintXcel business. As such, the statement of operations for the three and nine months ended September 30, 2001 have been restated to include this business as part of the continuing operations. PrintXcel, which is the Company's Printed Office Products operating segment, had previously been reported in discontinued operations.

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

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Statement 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Mail-Well adopted Statement 144 as of January 1, 2002 and there was no impact from the adoption of this statement.

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

    In accordance with the provisions of SFAS 142, the Company ceased amortizing goodwill on January 1, 2002. Had SFAS 142 been in effect on January 1, 2001, the Company would not have recorded goodwill amortization expense of $3.5 million and $10.5 million for the three and nine months ended September 30, 2001, respectively. The following table summarizes the reported net losses for the three and nine months ended September 30, 2002 and September 30, 2001, adjusted to exclude goodwill amortization expense, and the related tax effect, that would not have been recorded had the provisions of SFAS 142 been in effect January 1, 2001 (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             ------------------------------      ------------------------------
                                             SEPTEMBER 30      SEPTEMBER 30      SEPTEMBER 30      SEPTEMBER 30
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------
Reported net loss......................        $(27,953)         $(1,563)          $(87,783)         $(90,466)
Goodwill amortization, net of tax......              --            3,049                 --             9,160
                                               --------          -------           --------          --------
    Adjusted net income (loss).........        $(27,953)         $ 1,486           $(87,783)         $(81,306)
                                               ========          =======           ========          ========
Basic and diluted loss per share--as
  reported.............................        $  (0.59)         $ (0.03)          $  (1.84)         $  (1.90)
Basic and diluted loss per
  share--adjusted......................        $  (0.59)         $  0.03           $  (1.84)         $  (1.71)

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

    The following is a summary of other intangible assets, net of related accumulated amortization (in thousands):

                                                                  COMMERCIAL
                                                   ENVELOPE        PRINTING        PRINTXCEL        TOTAL
                                                   --------       ----------       ---------       -------
     Trademarks and tradenames...............      $ 8,204          $   --          $4,673         $12,877
     Patents.................................        1,971              --              --           1,971
     Non-compete agreements..................          916           1,549              --           2,465
     Other...................................          436             925             474           1,835
                                                   -------          ------          ------         -------
        Balance as of September 30, 2002.....      $11,527          $2,474          $5,147         $19,148
                                                   =======          ======          ======         =======

    Other intangible assets are all subject to amortization and have original estimated useful lives as follows: Trademarks--43 years; Tradenames--35 years; Patents--12 years; Non-compete agreements--5 years; Other--10-40 years. The estimated amortization expense for each of the succeeding five years is as follows: $2.2 million, $1.6 million, $0.7 million, $0.6 million and $0.6 million.

4. INVENTORIES

    The Company's inventories by major category are as follows (in thousands):

                                                                  SEPTEMBER 30       DECEMBER 31
                                                                      2002              2001
                                                                  ------------       -----------
     Raw materials..........................................        $ 31,923          $ 34,011
     Work in process........................................          25,962            22,750
     Finished goods.........................................          53,961            58,710
                                                                    --------          --------
                                                                     111,846           115,471
     Reserves...............................................          (5,709)           (4,612)
                                                                    --------          --------
                                                                    $106,137          $110,859
                                                                    ========          ========

5. COMPREHENSIVE LOSS

    A summary of the comprehensive loss is as follows (in thousands):

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             ------------------------------      ------------------------------
                                             SEPTEMBER 30      SEPTEMBER 30      SEPTEMBER 30      SEPTEMBER 30
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------
Net loss...............................        $(27,953)         $(1,563)          $(87,783)         $(90,466)
Other comprehensive income (loss):
     Currency translation adjustments,
       net.............................          (4,778)          (4,812)              (347)           (7,137)
     Unrealized gain (loss) on
       investments, net................              --              450                 --              (486)
                                               --------          -------           --------          --------
Other comprehensive loss...............          (4,778)          (4,362)              (347)           (7,623)
                                               --------          -------           --------          --------
Comprehensive loss.....................        $(32,731)         $(5,925)          $(88,130)         $(98,089)
                                               ========          =======           ========          ========

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

6. LOSS PER SHARE (CONTINUED)

    During the three and nine months ended September 30, 2002 and 2001, interest on the Convertible Notes in the amount of $1,214,000 and $3,641,000, respectively, and shares of 7,319,000 that would be issued upon assumed conversion of the Convertible Notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. In addition, the outstanding options to purchase approximately 6,274,000 shares of common stock in 2002 and 6,880,000 shares of common stock in 2001 were excluded from the calculation of diluted loss per share because the effect would be antidilutive.

7. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                  SEPTEMBER 30         DECEMBER 31
                                                                      2002                 2001
                                                                  ------------         ------------
     Senior Secured Credit Facility:
          Tranche A term loan, retired......................       $      --            $ 194,918
          Tranche B term loan, retired......................              --              192,749
          Revolving loan facility, retired..................              --                6,000
          Revolving loan facility, due 2005.................         114,660                   --
     Senior Notes, due 2012.................................         350,000                   --
     Senior Subordinated Notes, due 2008....................         300,000              300,000
     Convertible Subordinated Notes, due 2002...............         139,063              139,063
     Other..................................................          13,065               22,491
                                                                   ---------            ---------
                                                                     916,788              855,221
     Less current maturities................................        (142,845)            (303,170)
                                                                   ---------            ---------
     Long-term debt.........................................       $ 773,943            $ 552,051
                                                                   =========            =========

    Current maturities at September 30, 2002 include the Convertible Subordinated Notes which have been paid and current maturities from other debt.

    In June 2002, the Company entered into a new three year $300 million Senior Secured Credit Facility with a syndicate of banks (the "Facility"). The Facility was used to refinance the Company's $800 million Secured Senior Credit Facility. Under the Facility, loans may be made and letters of credit issued on a revolving basis in each case subject to availability and subject to a borrowing base. On September 30, 2002, the Company had outstanding loans of $114.7 million and had $114.8 million of availability. Loans made under the Facility bear interest at a base rate or LIBOR, plus a margin (the interest rate at September 30, 2002 was 6.0%). The Company is required to meet a fixed charge coverage ratio and a minimum tangible net worth. The Facility is secured by substantially all of the domestic assets of the Company.

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

7. LONG-TERM DEBT (CONTINUED)

    Deferred financing costs of $16.9 million incurred in connection with the $800 million Secured Senior Credit Facility refinanced in June 2002 were written off during the nine months ended September 30, 2002. The write-off is reported net of tax as an extraordinary loss in the condensed consolidated statements of operations.

    As of September 30, 2002, the Company was in compliance with all of the covenants of its various debt agreements.

8. RESTRUCTURING AND OTHER CHARGES

    The Company has responded to the impact of the current economic environment on its businesses by continuing to evaluate its operations for improvement opportunities. Because of the significant decline in sales experienced over the last two years, actions to consolidate facilities, rationalize and realign capacity, and otherwise reduce costs have been implemented. These actions have resulted in significant restructuring charges and other nonrecurring charges.

    Restructuring and other charges recorded during the third quarter of 2002 and the nine months ended September 30, 2002 were $39.4 million and $63.2 million, respectively. The following table and discussion present the details of these charges.

                                                                        PRINTED
                                                       COMMERCIAL        OFFICE
                                        ENVELOPE        PRINTING        PRODUCTS       CORPORATE        TOTAL
                                        --------       ----------       --------       ---------       -------
                                                                    (IN THOUSANDS)
Employee separation and related
  employee expenses...............      $   238         $ 3,152          $  786         $    --        $ 4,176
Employee training expenses........        6,101              --              --              --          6,101
Asset impairment charges, net.....        8,101           2,114             240              --         10,455
Project management expenses.......        8,072              --              --              --          8,072
Other exit costs..................        3,885           1,978             274              --          6,137
Reversal of unused accrual........         (500)             --              --              --           (500)
                                        -------         -------          ------         -------        -------
    Total restructuring costs.....       25,897           7,244           1,300              --         34,441
Other charges.....................        2,038           3,854              50          22,825         28,767
                                        -------         -------          ------         -------        -------
    Total restructuring and other
      charges.....................      $27,935         $11,098          $1,350         $22,825        $63,208
                                        =======         =======          ======         =======        =======

    ENVELOPE. The consolidation of ten of the envelope manufacturing facilities is almost complete. The Envelope segment began this consolidation in 2001 in order to reduce excess internal capacity and improve utilization of equipment and resources at its other envelope plants in the United States and Canada. The costs incurred during the nine months ended September 30, 2002 related to this consolidation were as follows:

    * Employee training expenses of $6.1 million have been incurred to train the new employees that were hired at the plants absorbing the production of the plants being closed. The training programs for these employees are between three and nine months in duration.

    * Impairment charges of $8.1 million have been recorded for property and equipment taken out of service or sold as a result of the plant consolidations, net of $5.9 million received from the sales of those assets.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

8. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

    * Project management expenses of $8.1 million are primarily consulting fees and related expenses incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management.

    * Other exit costs of $3.9 million include the expenses incurred to dismantle and move equipment, and the cost incurred to restore buildings to the condition required by lease agreements or to prepare them for sale.

    * In 2001, separation and related employee costs were accrued to cover the 920 employees expected to be terminated over the course of this project. As of September 30, 2002, 720 employees had been separated and the accrual has been adjusted by $0.5 million.

    As a result of other cost reduction actions, the Envelope segment incurred severance expenses of $0.2 million in connection the elimination of 125 jobs.

    COMMERCIAL PRINTING. In September 2002, the Company announced the closure of a printing facility in New York City. In connection with this closure, Commercial Printing recorded $1.0 million to cover the employee separation and related expenses for 80 employees and $0.1 million of equipment lease payments. In addition, an impairment charge of $2.1 million was recorded for equipment taken out of service or sold.

    Commercial Printing also plans to consolidate its web printing operations. Employee separation and related expenses for 49 employees affected by this plan totaled $0.3 million. Other exit costs, primarily outstanding lease obligations, of $1.6 million were also recorded.

    Significant right sizing of printing operations in Seattle, Washington and Philadelphia, Pennsylvania have been completed. These actions were taken because of significant decline in sales at both of these locations. Employee separation and related expenses of $0.6 million for 49 employees were incurred as a result of these actions. Other exit costs of $0.3 million have also been recorded.

    Commercial Printing has reduced the size of many of its other operations in response to the significant decline in sales. Severance and related employee expenses of $1.3 million were recorded as a result of the elimination of 158 jobs year-to-date.

    PRINTED OFFICE PRODUCTS. In April 2002, the Printed Office Products closed a traditional documents plant and consolidated its production. Severance incurred as a result of this plant closure was $0.1 million covering 19 employees. Expenses were also incurred to prepare the building for sale and to write assets down to fair market value.

    As a result of other cost reduction measures, Printed Office Products has incurred severance of $0.4 million in connection with the elimination of 184 jobs.

    OTHER CHARGES. Other charges include the following items:

    * In 2001, several programs to significantly improve operations and marketing effectiveness were implemented. These programs included the implementation of best practices, the standardization of costing and pricing systems in the envelope and commercial printing segments and the alignment of equipment and services to better serve our customers and markets. Outside assistance in the implementation of these programs was $4.7 million.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

8. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

    * In June 2002, in connection with the refinancing of the bank credit facility, the Company was required to refinance an operating lease stemming from a sale/leaseback arrangement executed in 1997 and amended in 2000. The fair market value of the equipment subject to the lease had declined from $34.9 million to $19.1 million, and the Company was required to pay the difference of $15.8 million. This payment was expensed in the third quarter of 2002. In addition, deferred costs of $6.1 million that were associated with the lease prior to this refinancing were written-off.

    * An impairment charge of $1.0 million was recorded to write-down idle equipment in the Commercial Printing segment to net realizable value.

    * Severance payments unrelated to the restructure plans totaled $0.7 million.

    * Consulting fees of $0.6 million related to tax matters that arose as a result of the divestitures were incurred.

    A summary of the activity charged to the 2001 restructuring liability during the nine months ended September 30, 2002 was as follows (in thousands):

                                                                                    PRINTED
                                                                   COMMERCIAL        OFFICE
                                                    ENVELOPE        PRINTING        PRODUCTS        TOTAL
                                                    --------       ----------       --------       -------
    Balance, December 31, 2001................      $10,126          $ 604           $ 629         $11,359
        Payments for severance................       (4,792)           (13)           (179)         (4,984)
        Payments for lease termination
         costs................................         (293)          (110)           (118)           (521)
        Payments for other exit costs.........       (1,579)          (201)           (332)         (2,112)
        Reversal of unused portion............         (500)            --              --            (500)
                                                    -------          -----           -----         -------
    Balance, September 30, 2002...............      $ 2,962          $ 280           $  --         $ 3,242
                                                    =======          =====           =====         =======

    A summary of the activity charged to the 2002 restructuring liability during the three months ended September 30, 2002 was as follows (in thousands):

                                          COMMERCIAL
                                           PRINTING
                                          ----------
Beginning balance...................        $4,106
    Payments for severance..........          (240)
                                            ------
Balance, September 30, 2002.........        $3,866
                                            ======

9. DISCONTINUED OPERATIONS

    In June 2001, the Company announced plans to sell its prime Label and Printed Office Products operating segments. The Printed Office Products segment was comprised of two separate businesses, Curtis 1000 Inc. and PrintXcel. The prime Label and Printed Office Products segments were segregated from continuing operations and reported as discontinued operations for all periods presented through March 31, 2002. On February 22, 2002, the Company sold the stock of Curtis 1000 Inc. for $40.0 million, including the assumption of debt. On May 21, 2002, the Company sold the prime Label operating segment for $75.0 million. In June 2002, the Company decided that it would not sell PrintXcel. Accordingly, PrintXcel has been reclassified to continuing operations for all periods presented.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

9. DISCONTINUED OPERATIONS (CONTINUED)

    The reported loss on the disposition of the prime Label segment and Curtis 1000 Inc. as of September 30, 2002 includes adjustments to the net realizable value of these operations based on actual proceeds received, costs associated with the dispositions, the earnings or losses from the operations through the date of disposition, an allocation of interest expense through the date of disposition and the related income tax expense.

    Interest expense was allocated to the operating results included in the calculation of the loss on disposal of discontinued operations based upon the relative net assets of the prime Label operating segment and Curtis 1000 Inc. This allocation of interest expense totaled $5.6 million for the nine months ended September 30, 2002 and $3.6 million and $11.5 million for the three and nine months ended September 30, 2001, respectively. A tax benefit allocated to the loss on disposal of discontinued operations based on their operating results through the date of disposal totaled $1.2 million for the nine months ended September 30, 2002. Taxes allocated to the loss on disposal of discontinued operations based on their accrued and actual operating results from June 2001 to the disposal date for the three and nine months ended September 30, 2001 was a tax expense of $0.4 million and a tax benefit of $1.1 million, respectively.

    Operating results of the discontinued operations are summarized as follows (in thousands):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                    ---------------------       -----------------------
                                                     2002          2001           2002           2001
                                                    -------       -------       --------       --------
Net sales:
    Label.....................................      $    --       $56,044       $ 84,758       $169,189
    Curtis 1000 Inc. .........................           --        41,180         22,787        128,230
                                                    -------       -------       --------       --------
                                                    $    --       $97,224       $107,545       $297,419
                                                    =======       =======       ========       ========
Income (loss) from operations:
    Label.....................................      $    --       $    --       $     --       $ (1,028)
    Curtis 1000 Inc. .........................           --            --             --         (3,589)
                                                    -------       -------       --------       --------
                                                         --            --             --         (4,617)
    Income tax expense (benefit)..............           --            --             --         (1,635)
                                                    -------       -------       --------       --------
                                                    $    --       $    --       $     --       $ (2,982)
Loss on disposal of discontinued operations:
    Label.....................................      $(1,572)      $    --       $(12,035)      $(59,725)
    Curtis 1000 Inc. .........................         (146)           --         (1,125)       (17,990)
                                                    -------       -------       --------       --------
                                                     (1,718)           --        (13,160)       (77,715)
    Income tax expense (benefit) on loss on
      disposal................................        4,086            31           (798)        (1,263)
                                                    -------       -------       --------       --------
        Loss on disposal, net.................      $(5,804)      $   (31)      $(13,958)      $(76,452)
                                                    =======       =======       ========       ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

9. DISCONTINUED OPERATIONS (CONTINUED)

    The assets and liabilities of discontinued operations, which have been reflected as net assets of discontinued operations in the December 31, 2001 condensed consolidated balance sheet, are summarized as follows (in thousands):

                                                                  DECEMBER 31
                                                                     2001
                                                                  -----------
Label segment:
    Current assets..........................................       $ 46,285
    Long-term assets........................................         97,109
                                                                   --------
        Total assets........................................        143,394
    Current liabilities.....................................         40,085
    Long-term liabilities...................................          3,909
                                                                   --------
        Total liabilities...................................         43,994
                                                                   --------
Net assets of the Label segment.............................         99,400
Curtis 1000 Inc.:
    Current assets..........................................         24,840
    Long-term assets........................................         37,103
                                                                   --------
        Total assets........................................         61,943
    Current liabilities.....................................         18,657
    Long-term liabilities...................................         13,118
                                                                   --------
        Total liabilities...................................         31,775
                                                                   --------
Net assets of Curtis 1000 Inc...............................         30,168
                                                                   --------
        Net assets of discontinued operations...............       $129,568
                                                                   ========

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

10. ASSETS HELD FOR SALE

    The Company's divestiture plans also include the sale of the digital graphics division of the Commercial Print segment and the filing products division of the Envelope segment.

    In August 2002, the Company sold the filing products division for $36.7 million. The impairment of $6.1 million incurred as a result of this divestiture was recorded as of June 30, 2002. The sale of our digital graphics division is expected prior to December 31, 2002.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

10. ASSETS HELD FOR SALE (CONTINUED)

    The following table presents the sales and operating income for the digital graphics division of the Commercial Printing segment held for sale and the filing products division of the Envelope segment through August 2002, the date of its sale, for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                      ---------------------       ---------------------
                                                       2002          2001          2002          2001
                                                      -------       -------       -------       -------
     Sales......................................      $13,814       $26,208       $65,481       $83,543
     Operating income...........................      $   420       $ 2,361       $ 3,428       $ 7,971

    Net assets held for sale at September 30, 2002 include assets of $25.6 million of the digital graphics division net of related liabilities of $2.9 million. At December 31, 2001, net assets held for sale included the assets of both the digital graphics division and the filing products division which totaled $25.6 million net of related liabilities of $13.3 million. The digital graphics division of Commercial Printing was written down to fair market value during 2001 based on sales proceeds anticipated at the time. The Company has recorded an additional impairment charge of $2.8 million based on the sales proceeds currently anticipated.

11. SEGMENT INFORMATION

    The Company operates in three principal operating segments. The Commercial Printing operating segment specializes in printing annual reports, brand marketing collateral, catalogs, brochures, maps and guidebooks, calendars, financial communications and CD packaging. The Envelope operating segment manufactures customized and stock envelopes for billing and remittance, direct mail advertising and catalog orders. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products operating segment produces customized and stock labels, mailers, and printed business documents to small and mid-size businesses generally through distributors of office products.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

11. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain operating segment information for the three and nine months ended September 30, 2002 and 2001 as follows (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30                    SEPTEMBER 30
                                               -----------------------       ---------------------------
                                                 2002           2001            2002             2001
                                               --------       --------       ----------       ----------
Net sales:
    Commercial Printing..................      $194,659       $208,136       $  559,141       $  626,886
    Envelope.............................       183,352        203,780          579,495          636,142
    Printed Office Products..............        50,709         53,370          154,533          162,594
                                               --------       --------       ----------       ----------
    Total................................      $428,720       $465,286       $1,293,169       $1,425,622
                                               ========       ========       ==========       ==========
Operating income (loss)(a):
    Commercial Printing..................      $  3,541       $  3,791       $   (5,155)      $   16,462
    Envelope.............................        19,019         18,855           57,993           63,487
    Printed Office Products..............         5,204          3,625           15,026           15,168
    Corporate............................        (4,328)        (6,431)         (15,810)         (22,291)
    Impairments, restructuring and other
      charges............................       (39,408)        (5,521)         (82,486)         (34,378)
                                               --------       --------       ----------       ----------
    Total................................      $(15,972)      $ 14,319       $  (30,432)      $   38,448
                                               ========       ========       ==========       ==========

                                                                  SEPTEMBER 30       DECEMBER 31
                                                                      2002              2001
                                                                  ------------       -----------
     Identifiable assets(b):
        Commercial Printing.................................       $  614,667        $  622,173
        Envelope............................................          506,333           537,747
        Printed Office Products.............................          140,297           144,334
        Corporate...........................................           95,800           (10,614)
                                                                   ----------        ----------
        Total...............................................        1,357,097         1,293,640
        Net assets of discontinued operations...............               --           129,568
        Net assets held for sale............................           22,661            52,368
                                                                   ----------        ----------
        Total...............................................       $1,379,758        $1,475,576
                                                                   ==========        ==========

---------------
(a)     Operating income is net of all costs and expenses directly related to the operating segment involved.
        Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense of other intangible assets and goodwill (in 2001), gains or losses on disposal of assets and other miscellaneous expenses.

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

    Intercompany sales for the three and nine months ended September 30, 2002 were $1.7 million and $10.9 million, respectively. Intercompany sales for the three and nine months ended September 30, 2001 were $8.6 million and $32.8 million, respectively. These amounts, which are eliminated in consolidation, are excluded from reported net sales.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

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

    In December 1998, MWI issued $300 million aggregate principal amount of 8 3/4% Senior Subordinated Notes ("Senior Subordinated Notes") due in 2008. The Senior Subordinated Notes are guaranteed by Guarantor Subsidiaries and by the Parent Guarantor. The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

    The following condensed consolidating financial information illustrates the composition of the Parent Guarantor, Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries. The Issuer, the Guarantor Subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Guarantor. Curtis 1000 Inc. was, until it was divested in the first quarter of 2002, a subsidiary of the Issuer and a guarantor of the Senior Subordinated Notes. Curtis 1000 Inc. was not at any time a guarantor of the Senior Notes. In order to provide a coherent presentation in the following condensed consolidating financial information, and because Curtis 1000 Inc. has been divested and is not a guarantor of the Senior Subordinated Notes or the Senior Notes, Curtis 1000 Inc.'s financial information is included in the non-guarantor information for all periods presented. Management has determined that separate complete financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                            September 30, 2002
                                (unaudited)
                              (in thousands)

                                                         COMBINED       COMBINED
                               PARENT                   GUARANTOR     NONGUARANTOR
                              GUARANTOR     ISSUER     SUBSIDIARIES   SUBSIDIARIES      ELIM.      CONSOLIDATED
                              ---------   ----------   ------------   ------------   -----------   ------------
Current assets:
  Cash and cash
   equivalents..............  $     --    $  137,875     $  1,224       $    739     $        --    $  139,838
  Accounts receivable,
   net......................        --        54,479      150,051         23,484              --       228,014
  Inventories, net..........        --        45,828       46,664         13,645              --       106,137
  Net assets held for
   sale.....................        --            --       22,661             --              --        22,661
  Note receivable from
   Issuer...................   147,436            --           --             --        (147,436)           --
  Other current assets......        --        31,008       11,155          2,529              --        44,692
                              --------    ----------     --------       --------     -----------    ----------
    Total current assets....   147,436       269,190      231,755         40,397        (147,436)      541,342
Investment in
 subsidiaries...............   152,666       234,051      211,518             --        (598,235)           --
Property, plant and
 equipment, net.............        --       125,552      211,134         51,250              --       387,936
Goodwill and other
 intangible assets, net.....        --        84,715      276,074         51,248              --       412,037
Note receivable from
 subsidiaries...............        --       603,100           --             --        (603,100)           --
Other assets, net...........       208        34,737        3,498             --              --        38,443
                              --------    ----------     --------       --------     -----------    ----------
Total assets................  $300,310    $1,351,345     $933,979       $142,895     $(1,348,771)   $1,379,758
                              ========    ==========     ========       ========     ===========    ==========
Current liabilities:
  Accounts payable..........  $     --    $   48,403     $ 97,112       $ 10,258     $        --    $  155,773
  Other current
   liabilities..............     6,354        57,829       40,768          9,285              --       114,236
  Intercompany payable
   (receivable).............       699       188,407      122,195        (99,783)       (211,518)           --
  Note payable to Parent....        --       147,436           --             --        (147,436)           --
  Current portion of
   long-term debt...........   139,063         1,645        1,992            145              --       142,845
                              --------    ----------     --------       --------     -----------    ----------
    Total current
     liabilities............   146,116       443,720      262,067        (80,095)       (358,954)      412,854
Long-term debt..............        --       767,778        6,165             --              --       773,943
Note payable to Issuer......        --            --      603,100             --        (603,100)           --
Deferred income taxes.......        --       (25,037)      37,035         10,921              --        22,919
Other long-term
 liabilities................        --        12,218        3,079            551              --        15,848
                              --------    ----------     --------       --------     -----------    ----------
    Total liabilities.......   146,116     1,198,679      911,446        (68,623)       (962,054)    1,225,564
Shareholders' equity........   154,194       152,666       22,533        211,518        (386,717)      154,194
                              --------    ----------     --------       --------     -----------    ----------
Total liabilities and
 shareholders' equity.......  $300,310    $1,351,345     $933,979       $142,895     $(1,348,771)   $1,379,758
                              ========    ==========     ========       ========     ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                             December 31, 2001
                              (in thousands)

                                                         COMBINED       COMBINED
                               PARENT                   GUARANTOR     NONGUARANTOR
                              GUARANTOR     ISSUER     SUBSIDIARIES   SUBSIDIARIES      ELIM.      CONSOLIDATED
                              ---------   ----------   ------------   ------------   -----------   ------------
Current assets:
  Cash and cash
   equivalents..............  $     --    $   (1,589)    $  1,698       $    785     $        --    $      894
  Accounts receivable,
   net......................        --        60,039      146,353         24,378              --       230,770
  Inventories, net..........        --        51,032       47,634         12,193              --       110,859
  Net assets of discontinued
   operations...............        --            --       60,070         69,498              --       129,568
  Net assets held for
   sale.....................        --        25,852       26,516             --              --        52,368
  Note receivable from
   Issuer...................   147,436            --           --             --        (147,436)           --
  Other current assets......       295        41,988       26,113          2,741              --        71,137
                              --------    ----------     --------       --------     -----------    ----------
    Total current assets....   147,731       177,322      308,384        109,595        (147,436)      595,596
Investment in
 subsidiaries...............   240,954       233,432      157,794             --        (632,180)           --
Property, plant and
 equipment, net.............        --       151,735      216,975         53,568              --       422,278
Goodwill and other
 intangible assets, net.....        --        96,585      269,097         45,734              --       411,416
Note receivable from
 subsidiaries...............        --       749,400           --             --        (749,400)           --
Other assets, net...........     1,023        29,925       31,227          2,992         (18,881)       46,286
                              --------    ----------     --------       --------     -----------    ----------
Total assets................  $389,708    $1,438,399     $983,477       $211,889     $(1,547,897)   $1,475,576
                              ========    ==========     ========       ========     ===========    ==========
Current liabilities:
  Accounts payable..........  $     --    $   63,491     $ 88,056       $  8,493     $        --    $  160,040
  Other current
   liabilities..............     4,291        71,611       23,450         13,904              --       113,256
  Intercompany payable
   (receivable).............     4,477       190,395     (167,446)       (27,426)             --            --
  Note payable to Parent....        --       147,436           --             --        (147,436)           --
  Current portion of
   long-term debt...........   139,063       161,850        2,085            172              --       303,170
                              --------    ----------     --------       --------     -----------    ----------
    Total current
     liabilities............   147,831       634,783      (53,855)        (4,857)       (147,436)      576,466
Long-term debt..............        --       523,247       19,708          9,096              --       552,051
Note payable to Issuer......        --            --      749,400             --        (749,400)           --
Deferred income taxes.......        --        28,287       48,882         11,224              --        88,393
Other long-term
 liabilities................        --        24,655       10,466            549         (18,881)       16,789
                              --------    ----------     --------       --------     -----------    ----------
    Total liabilities.......   147,831     1,210,972      774,601         16,012        (915,717)    1,233,699
Shareholders' equity........   241,877       227,427      208,876        195,877        (632,180)      241,877
                              --------    ----------     --------       --------     -----------    ----------
Total liabilities and
 shareholders' equity.......  $389,708    $1,438,399     $983,477       $211,889     $(1,547,897)   $1,475,576
                              ========    ==========     ========       ========     ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

              CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                     Quarter Ended September 30, 2002
                                (Unaudited)
                              (in thousands)

                                                           COMBINED       COMBINED
                                   PARENT                 GUARANTOR     NONGUARANTOR
                                  GUARANTOR    ISSUER    SUBSIDIARIES   SUBSIDIARIES    ELIM.     CONSOLIDATED
                                  ---------   --------   ------------   ------------   --------   ------------
Net sales.......................  $     --    $124,827     $260,236       $43,657      $     --     $428,720
Cost of sales...................        --     100,445      211,615        31,425            --      343,485
                                  --------    --------     --------       -------      --------     --------
Gross profit....................        --      24,382       48,621        12,232            --       85,235
Other operating expenses........        76      16,698       40,712         4,313            --       61,799
Restructuring and other
 charges........................        --      31,077        7,773           558            --       39,408
                                  --------    --------     --------       -------      --------     --------
Operating income (loss).........       (76)    (23,393)         136         7,361            --      (15,972)
Other expense (income):
  Interest expense (income).....     1,740      19,469       15,990           (26)      (18,498)      18,675
  Other expense (income)........    (1,977)    (15,108)      (9,528)        9,835        18,498        1,720
                                  --------    --------     --------       -------      --------     --------
Income (loss) before income
 taxes and equity in
 undistributed earnings of
 subsidiaries...................       161     (27,754)      (6,326)       (2,448)           --      (36,367)
Provision (benefit) for income
 taxes..........................        --      (7,773)      (5,488)         (957)           --      (14,218)
                                  --------    --------     --------       -------      --------     --------
Income (loss) before equity in
 undistributed earnings of
 subsidiaries...................       161     (19,981)        (838)       (1,491)           --      (22,149)
Equity in undistributed earnings
 of subsidiaries................   (28,114)     (7,814)      (4,337)           --        40,265           --
                                  --------    --------     --------       -------      --------     --------
Income (loss) before
 discontinued operations........   (27,953)    (27,795)      (5,175)       (1,491)       40,265      (22,149)
Loss on disposal, net of tax
 benefit........................        --          --       (5,450)         (354)           --       (5,804)
                                  --------    --------     --------       -------      --------     --------
Net income (loss)...............  $(27,953)   $(27,795)    $(10,625)      $(1,845)     $ 40,265     $(27,953)
                                  ========    ========     ========       =======      ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

              CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                     Quarter Ended September 30, 2001
                                (Unaudited)
                              (in thousands)

                                                           COMBINED       COMBINED
                                   PARENT                 GUARANTOR     NONGUARANTOR
                                  GUARANTOR    ISSUER    SUBSIDIARIES   SUBSIDIARIES    ELIM.     CONSOLIDATED
                                  ---------   --------   ------------   ------------   --------   ------------
Net sales.......................   $    --    $145,119     $277,685       $42,482      $     --     $465,286
Cost of sales...................        --     119,763      223,593        30,545            --      373,901
                                   -------    --------     --------       -------      --------     --------
Gross profit....................        --      25,356       54,092        11,937            --       91,385
Other operating expenses........        92      20,694       46,449         4,310            --       71,545
Restructuring and other
 charges........................        --       5,384          137            --            --        5,521
                                   -------    --------     --------       -------      --------     --------
Operating income (loss).........       (92)       (722)       7,506         7,627            --       14,319
Other expense (income):
  Interest expense..............     1,738      19,305       14,449            67       (19,980)      15,579
  Other expense (income)........    (1,976)    (17,502)          25            (9)       19,980          518
                                   -------    --------     --------       -------      --------     --------
Income (loss) before income
 taxes and equity in
 undistributed earnings of
 subsidiaries...................       146      (2,525)      (6,968)        7,569            --       (1,778)
Provision (benefit) for income
 taxes..........................        --        (972)      (2,278)        3,004            --         (246)
                                   -------    --------     --------       -------      --------     --------
Income (loss) before equity in
 undistributed earnings of
 subsidiaries...................       146      (1,553)      (4,690)        4,565            --       (1,532)
Equity in undistributed earnings
 of subsidiaries................    (1,710)     (1,856)       5,109            --        (1,543)          --
                                   -------    --------     --------       -------      --------     --------
Income before discontinued
 operations.....................    (1,564)     (3,409)         419         4,565        (1,543)      (1,532)
Loss on disposal, net of tax
 benefit........................        --          --          (31)           --            --          (31)
                                   -------    --------     --------       -------      --------     --------
Net income (loss)...............   $(1,564)   $ (3,409)    $    388       $ 4,565      $ (1,543)    $ (1,563)
                                   =======    ========     ========       =======      ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

              CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                   Nine Months Ended September 30, 2002
                                (Unaudited)
                              (in thousands)

                                                           COMBINED       COMBINED
                                   PARENT                 GUARANTOR     NONGUARANTOR
                                  GUARANTOR    ISSUER    SUBSIDIARIES   SUBSIDIARIES    ELIM.     CONSOLIDATED
                                  ---------   --------   ------------   ------------   --------   ------------
Net sales.......................  $     --    $403,207     $759,643       $130,319     $     --    $1,293,169
Cost of sales...................        --     327,422      620,472         93,170           --     1,041,064
                                  --------    --------     --------       --------     --------    ----------
Gross profit....................        --      75,785      139,171         37,149           --       252,105
Other operating expenses........       110      57,250      129,380         13,311           --       200,051
Restructuring and other
 charges........................        --      51,797        9,835          1,576           --        63,208
Impairment charges..............        --       6,061       13,217             --           --        19,278
                                  --------    --------     --------       --------     --------    ----------
Operating income (loss).........      (110)    (39,323)     (13,261)        22,262           --       (30,432)
Other expense (income):
  Interest expense (income).....     5,216      57,355       44,392            (48)     (54,362)       52,553
  Other expense (income)........    (5,931)    (46,796)      (9,329)         9,755       54,362         2,061
                                  --------    --------     --------       --------     --------    ----------
Income (loss) before income
 taxes and equity in
 undistributed earnings of
 subsidiaries...................       605     (49,882)     (48,324)        12,555           --       (85,046)
Provision (benefit) for income
 taxes..........................        --     (17,337)      (7,160)         3,151           --       (21,346)
                                  --------    --------     --------       --------     --------    ----------
Income (loss) before equity in
 undistributed earnings of
 subsidiaries...................       605     (32,545)     (41,164)         9,404           --       (63,700)
Equity in undistributed earnings
 of subsidiaries................   (88,388)    (44,508)       6,472             --      126,424            --
                                  --------    --------     --------       --------     --------    ----------
Income (loss) before
 discontinued operations and
 extraordinary items............   (87,783)    (77,053)     (34,692)         9,404      126,424       (63,700)
Loss on disposal, net of tax
 benefit........................        --          --      (13,603)          (355)          --       (13,958)
Extraordinary loss, net of tax
 benefit........................        --     (10,125)          --             --           --       (10,125)
                                  --------    --------     --------       --------     --------    ----------
Net income (loss)...............  $(87,783)   $(87,178)    $(48,295)      $  9,049     $126,424    $  (87,783)
                                  ========    ========     ========       ========     ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

              CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                   Nine Months Ended September 30, 2001
                                (Unaudited)
                              (in thousands)

                                                          COMBINED       COMBINED
                                  PARENT                 GUARANTOR     NONGUARANTOR
                                 GUARANTOR    ISSUER    SUBSIDIARIES   SUBSIDIARIES     ELIM.     CONSOLIDATED
                                 ---------   --------   ------------   ------------   ---------   ------------
Net sales......................  $     --    $450,372     $841,455       $133,795     $      --    $1,425,622
Cost of sales..................        --     364,029      668,501         97,370            --     1,129,900
                                 --------    --------     --------       --------     ---------    ----------
Gross profit...................        --      86,343      172,954         36,425            --       295,722
Other operating expenses.......       275      65,614      143,184         13,823            --       222,896
Restructuring and other
 charges.......................        --      21,260        4,464           (153)           --        25,571
Impairment loss on assets held
 for sale......................        --          --        8,807             --            --         8,807
                                 --------    --------     --------       --------     ---------    ----------
Operating income (loss)........      (275)       (531)      16,499         22,755                      38,448
Other expense (income):
  Interest expense.............     5,215      57,992       42,675          3,408       (59,940)       49,350
  Other expense (income).......    (5,930)    (52,852)         344             --        59,940         1,502
                                 --------    --------     --------       --------     ---------    ----------
Income (loss) before income
 taxes and equity in
 undistributed earnings of
 subsidiaries..................       440      (5,671)     (26,520)        19,347            --       (12,404)
Provision (benefit) for income
 taxes.........................        --      (2,183)      (6,610)         7,421            --        (1,372)
                                 --------    --------     --------       --------     ---------    ----------
Income (loss) before equity in
 undistributed earnings of
 subsidiaries..................       440      (3,488)     (19,910)        11,926            --       (11,032)
Equity in undistributed
 earnings of subsidiaries......   (90,906)    (90,466)      26,856             --       154,516            --
                                 --------    --------     --------       --------     ---------    ----------
Income (loss) before
 discontinued operations.......   (90,466)    (93,954)       6,946         11,926       154,516       (11,032)
Loss from discontinued
 operations, net of tax........        --          --      (47,506)       (28,946)           --       (76,452)
Loss on disposal, net of tax
 benefit.......................        --          --        1,661         (4,643)           --        (2,982)
                                 --------    --------     --------       --------     ---------    ----------
Net income (loss)..............  $(90,466)   $(93,954)    $(38,899)      $(21,663)    $ 154,516    $  (90,466)
                                 ========    ========     ========       ========     =========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

              CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                            September 30, 2002
                                (Unaudited)
                              (in thousands)

                                                                      COMBINED       COMBINED
                                            PARENT                   GUARANTOR     NONGUARANTOR
                                           GUARANTOR     ISSUER     SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                           ---------   ----------   ------------   ------------   ------------
Cash flows from operating activities.....    $(18)     $  (40,470)    $ 35,696       $12,537       $    7,745
Cash flows from investing activities:
  Acquisition costs......................      --          (2,552)          --            --           (2,552)
  Capital expenditures...................      --          (2,762)     (22,116)       (2,065)         (26,943)
  Proceeds from divestitures, net........      --         128,649           --            --          128,649
  Proceeds from the sale of assets.......      --           5,940          327            --            6,267
                                             ----      ----------     --------       -------       ----------
  Net cash provided by (used in)
   investing activities..................      --         129,275      (21,789)       (2,065)         105,421
Cash flows from financing activities:
  Proceeds from common stock issuance....      18              --           --            --               18
  Proceeds from long-term debt...........      --       1,006,154           --            --        1,006,154
  Repayments of long-term debt...........      --        (939,683)      (1,962)       (9,432)        (951,077)
  Debt issuance costs....................      --         (17,402)          --            --          (17,402)
                                             ----      ----------     --------       -------       ----------
  Net cash provided by (used in)
   financing activities..................      18          49,069       (1,962)       (9,432)          37,693
Effect of exchange rate changes on
 cash....................................      --              --           --        (1,088)          (1,088)
Net cash used in discontinued
 operations..............................      --              --      (10,522)         (305)         (10,827)
                                             ----      ----------     --------       -------       ----------
Net change in cash and cash
 equivalents.............................      --         137,874        1,423          (353)         138,944
Balance at beginning of year.............      --              --         (198)        1,092              894
                                             ----      ----------     --------       -------       ----------
Balance at end of year...................    $ --      $  137,874     $  1,225       $   739       $  139,838
                                             ====      ==========     ========       =======       ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

              CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                            September 30, 2001
                                (Unaudited)
                              (in thousands)

                                                                     COMBINED       COMBINED
                                            PARENT                  GUARANTOR     NONGUARANTOR
                                           GUARANTOR    ISSUER     SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                           ---------   ---------   ------------   ------------   ------------
Cash flows from operating activities.....    $(443)    $  63,051     $ 71,192       $  2,918      $ 136,718
Cash flows from investing activities:
  Acquisition costs......................       --        (3,838)          --             --         (3,838)
  Capital expenditures...................       --       (10,840)     (11,957)        (1,324)       (24,121)
  Proceeds from sale of assets...........       --            --          577             --            577
                                             -----     ---------     --------       --------      ---------
  Net cash provided by (used in)
   investing activities..................       --       (14,678)     (11,380)        (1,324)       (27,382)
Cash flows from financing activities:
  Changes due to accounts receivable
   securitization, net...................       --            --           --        (75,000)       (75,000)
  Proceeds from common stock issuance....      413            --           --             --            413
  Proceeds from long-term debt...........       --       487,013           --          6,391        493,404
  Repayments of long-term debt...........       --      (514,944)      (1,673)        (7,409)      (524,026)
  Debt issuance costs....................       --        (4,382)          --             --         (4,382)
                                             -----     ---------     --------       --------      ---------
  Net cash provided by financing
   activities............................      413       (32,313)      (1,673)       (76,018)      (109,591)
Effect of exchange rate changes on
 cash....................................       --            --          (13)           (60)           (73)
Cash flows from discontinued
 operations..............................       --            --         (267)           765            498
                                             -----     ---------     --------       --------      ---------
Net change in cash and cash
 equivalents.............................      (30)       16,060       57,859        (73,719)           170
Balance at beginning of year.............       30            30          717           (188)           589
                                             -----     ---------     --------       --------      ---------
Balance at end of year...................    $  --     $  16,090     $ 58,576       $(73,907)     $     759
                                             =====     =========     ========       ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CORPORATE OVERVIEW

    In 2001, we adopted a strategy to focus on our two primary businesses--envelopes and commercial printing--and announced plans to divest our prime label and printed office products businesses and certain operations not strategic to our envelope and commercial printing businesses. In addition to the planned divestitures, we initiated a restructuring program and several other initiatives to improve our competitive position, improve our operating efficiencies, reduce costs and increase marketing effectiveness.

    In February 2002, we sold Curtis 1000 Inc., a business included in our printed office products business, and in May 2002, we sold our prime label business. As of June 2002, we had not received an offer for PrintXcel, also part of our printed office products business, that we considered consistent with its value. Because PrintXcel generates reliable cash flow and a satisfactory return on assets, we concluded that it was not in the best interest of the Company to sell the business at the offer price and we discontinued our efforts to do so. This business will now be an integral part of our strategy to expand our print products and services to a larger customer base and bundle our various products and services to our customers.

    On August 8, 2002, we sold the filing products division of our envelope business. We are continuing our efforts to sell the digital graphics division of our commercial printing business.

    Mail-Well is the world's largest manufacturer of envelopes. We produce more than 40 billion envelopes annually in our 39 envelope manufacturing facilities located throughout the United States and Canada. Approximately 84% of these envelopes are customized specifically for our customers for use in billing and remittance, direct mail advertising and specialty packaging. The remaining 16% are stock envelopes sold into the resale market.

    We are also one of the largest commercial printers in the United States. We operate 29 printing plants located strategically throughout the United States and one in Canada. We specialize in high impact printing, in which we print a wide range of premium products for national customers, including advertising literature, corporate identity materials, annual reports, car brochures, calendars, greeting cards, brand marketing collateral, catalogs, maps, CD packaging and direct mail. We also produce general commercial printing for local and regional customers.

    In addition, we operate a printed office products business. This business, which operates 12 manufacturing facilities throughout the United States, is a leading supplier of customized and stock labels, mailers and printed business documents to small and mid-size businesses generally through independent distributors of office products. The labels produced and sold by our printed office products division do not compete with those produced and sold by the now-divested prime label segment due to differences in customer base, distribution channels and production methods.

    Paper is our most significant raw material. We purchase approximately 494,000 tons of paper annually for our businesses. Prices of uncoated papers, which are the principal grades of paper used to manufacture envelopes, were relatively stable in the first half of 2002. In October 2002, the price of uncoated paper increased 10%. Prices of coated papers, which are used principally in commercial printing, remained flat in the first half of 2002. Historical changes in paper pricing generally have not affected the operating results of our commercial printing business because we have been able to pass on paper price increases to our customers. Paper pricing has, however, impacted the operating margins of our envelope business. When paper prices are rising, operating margins on our envelope products tend to be lower because we generally are not able to increase our prices as quickly as paper prices increase.

CONSOLIDATED RESULTS OF OPERATIONS

    The financial statements for all periods presented have been restated as required by generally accepted accounting principles to report the results of our prime label business and Curtis 1000 Inc. as discontinued operations. Prior to our decision in June 2002 to discontinue our efforts to sell our PrintXcel business, it had also been reported as a discontinued operation. Since this business is no longer held for sale, the results of PrintXcel are now included in continuing operations. The summary financial data set forth in the tables that follow present reported amounts as well as comparable financial data for New Mail-Well. New Mail-Well excludes the results of the discontinued operations, the results of the filing products division of our envelope business that has been sold and the results of the digital graphics division of our commercial printing business that is held for sale. In addition, New Mail-Well's results exclude restructuring, impairments and other charges reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001.

    The economic slowdown which began in 2001 has continued to adversely affect the sales and margins of our businesses in 2002, especially the portion of our commercial printing business related to print advertising, the direct mail segment of our envelope business, and the traditional documents market of printed office products. We do not expect significant increases in sales and margins until the markets we serve, especially advertising and direct mail, recover. In the meantime, we have continued to take the actions necessary to maintain or improve our margins and thus mitigate as much as possible the impact of lower sales on our businesses.

SALES

                                                  THREE MONTHS                       NINE MONTHS
                                               ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                             -----------------------         ---------------------------
                                               2002           2001              2002             2001
                                             --------       --------         ----------       ----------
                                                               (DOLLARS IN THOUSANDS)
Reported...............................      $428,720       $465,286         $1,293,169       $1,425,622
New Mail-Well*.........................      $414,905       $445,344         $1,232,385       $1,366,251

---------------

* Excludes sales of the filing products division of envelope and the digital graphics division of commercial printing and includes sales to discontinued operations that are expected to continue. Sales to discontinued operations prior to their divestiture, were $3.4 million for the nine months ended September 30, 2002 and $6.3 million and $24.2 million for the three and nine months ended September 30, 2001.

    New Mail-Well's sales in the third quarter of 2002 were $30.4 million, or 6.8%, below sales during the third quarter of 2001. For the nine months ended September 30, 2002, sales were $133.9 million, or 9.8%, below the comparable period in 2001.

    * Sales of our national printing business have been approximately 7% below 2001 throughout 2002. Sales of our local commercial printing business, which were 13% below sales in 2001, showed improvement in the third quarter in certain markets.

    * Sales of our envelope business, which were 9.2% below sales in 2001, improved slightly in the third quarter. The decline in sales of our envelope business was due primarily to lower sales to direct mail customers.

    * Sales of our printed office products business were 7.8% below 2001 due primarily to lower sales of traditional business documents.

    Reported sales during the third quarter of 2002 and for the nine months ended September 30, 2002 declined about the same as sales of New Mail-Well and were affected by similar market dynamics.

RESTRUCTURING AND OTHER CHARGES

    We have responded to the impact of the current economic environment on our businesses by continuing to evaluate our operations for improvement opportunities. Because of the significant decline in sales experienced over the last two years, we have taken actions to consolidate facilities, rationalize and realign capacity, and otherwise reduce costs. These actions have resulted in significant restructuring charges and other nonrecurring charges. This process is ongoing, as our industry and markets change, and we will continue to take the actions necessary to address these changes.

    Restructuring and other charges recorded during the third quarter of 2002 and the nine months ended September 30, 2002 were $39.4 million and $63.2 million, respectively. The following table and discussion present the details of these charges.

                                                                        PRINTED
                                                       COMMERCIAL        OFFICE
                                        ENVELOPE        PRINTING        PRODUCTS       CORPORATE        TOTAL
                                        --------       ----------       --------       ---------       -------
                                                                    (IN THOUSANDS)
Employee separation and related
  employee expenses...............      $   238         $ 3,152          $  786         $    --        $ 4,176
Employee training expenses........        6,101              --              --              --          6,101
Asset impairment charges, net.....        8,101           2,114             240              --         10,455
Project management expenses.......        8,072              --              --              --          8,072
Other exit costs..................        3,885           1,978             274              --          6,137
Reversal of unused accrual........         (500)             --              --              --           (500)
                                        -------         -------          ------         -------        -------
    Total restructuring costs.....       25,897           7,244           1,300              --         34,441
Other charges.....................        2,038           3,854              50          22,825         28,767
                                        -------         -------          ------         -------        -------
    Total restructuring and other
      charges.....................      $27,935         $11,098          $1,350         $22,825        $63,208
                                        =======         =======          ======         =======        =======

    ENVELOPE. The consolidation of ten of our envelope manufacturing facilities is almost complete. We began this consolidation in 2001 in order to reduce excess internal capacity and improve utilization of equipment and resources at our other envelope plants in the United States and Canada. The cost incurred during the nine months ended September 30, 2002 related to this consolidation were as follows:

    * Employee training expenses of $6.1 million have been incurred to train the new employees that were hired at the plants absorbing the production of the plants being closed. The training programs for these employees are between three and nine months in duration.

    * Impairment charges of $8.1 million have been recorded for property and equipment taken out of service or sold as a result of the plant consolidations, net of $5.9 million received from the sales of those assets.

    * Project management expenses of $8.1 million are primarily consulting fees and related expenses incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management.

    * Other exit costs of $3.9 million include the expenses incurred to dismantle and move equipment, and the cost incurred to restore buildings to the condition required by lease agreements or to prepare them for sale.

    * In 2001, we accrued separation and related employee costs to cover the 920 employees we expected would be terminated over the course of this project. As of September 30, 2002, 720 employees had been separated and we have reduced the accrual by $0.5 million.

    We estimate that we will incur $7.5 million of additional expenses related to the plant consolidations in the fourth quarter of which $4.0 million will be non-cash.

    As a result of other cost reduction actions, our envelope business incurred severance expenses of $0.2 million in connection the elimination of 125 jobs.

    COMMERCIAL PRINTING. In September 2002, we announced the closure of our printing facility in New York City. In connection with this closure, we recorded $1.0 million to cover the employee separation and related expenses for 80 employees and $0.1 million of equipment lease payments. In addition, we recorded an impairment charge of $2.1 million on equipment taken out of service or sold. We anticipate additional charges of $3.0 million in the fourth quarter when the closure of this facility is completed.

    We also announced plans to consolidate web printing operations. This consolidation will result in lower fixed costs and improve manufacturing efficiency and equipment utilization. Employee separation and related expenses for 49 employees recorded in connection with these plans totaled $0.3 million. We also recorded other exit costs of $1.6 million which were primarily outstanding lease obligations. Additional costs to complete this consolidation is expected to total $3.6 million of which $0.9 million will be non-cash.

    During the third quarter of 2002, we completed right sizing our printing operations in Seattle, Washington and Philadelphia, Pennsylvania. These actions were taken because of the significant decline in sales at both of these locations. In taking these actions, we incurred employee separation and related expenses of $0.6 million for 49 employees and $0.3 million of other exit costs. We do not anticipate any further cash restructuring expenditures at these two locations.

    Our commercial printing business has reduced the size of many of its other operations in response to the significant decline in sales. We have incurred employee separation and related expenses of $1.3 million as a result of the elimination of 158 jobs year-to-date.

    PRINTED OFFICE PRODUCTS. In April 2002, we closed our traditional documents plant in Denver, Colorado. A portion of production of this plant was transferred to other facilities. We continue to maintain a sales office and production capability in the Denver market. Employee separation and related expenses incurred as a result of this plant closure was $0.1 million covering 19 employees. Expenses were also incurred to prepare the building for sale and to write assets down to fair market value.

    As a result of other cost reduction measures, Printed Office Products has incurred employee separation and related expenses of $0.4 million in connection with the elimination of 184 jobs.

    OTHER CHARGES. Other charges include the following items:

    * In 2001, we initiated several programs to significantly improve operations and marketing effectiveness. These programs included the implementation of best practices, the standardization of costing and pricing systems in the envelope and commercial printing businesses and the alignment of equipment and services to better serve our customers and markets. We used outside assistance in the implementation of these programs the cost of which was $4.7 million.

    * In connection with the refinancing of our bank credit facility in June 2002, we were required to refinance an operating lease stemming from a sale/leaseback arrangement executed in 1997 and amended in 2000. The fair market value of the equipment subject to the lease had declined from $34.9 million to $19.1 million, and we were required to pay the difference of $15.8 million. We expensed this payment in the third quarter of 2002. In addition, we wrote off deferred costs of $6.1 million associated with the original sale/leaseback arrangement.

    * We have recorded an impairment charge of $1.0 million related to the write-down of idle equipment in our commercial printing business to net realizable value.

    * We have incurred employee separation and related expenses unrelated to the restructure plans of $0.7 million.

    * We have incurred consulting fees of $0.6 million related to tax matters that arose as a result of the divestitures.

OPERATING INCOME (LOSS)

                                                        THREE MONTHS                   NINE MONTHS
                                                     ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                   ----------------------         ----------------------
                                                     2002          2001             2002          2001
                                                   --------       -------         --------       -------
                                                                  (DOLLARS IN THOUSANDS)
Reported
    Operating income (loss)..................      $(15,972)      $14,319         $(30,432)      $38,448
    Operating margin.........................          (3.7)%         3.1%            (2.4)%         2.7%
New Mail-Well
    Operating income*........................      $ 22,539       $16,690         $ 51,101       $63,259
    Operating margin.........................           5.4%          3.8%             4.1%          4.6%

---------------

* Excludes operating income of the filing products division of envelope and the digital graphics division of commercial printing and impairment, restructuring and other charges.

    New Mail-Well's operating income increased $5.8 million, or 35%, in the third quarter of 2002 compared to the third quarter of 2001. The improvement in operating income was due to the following:

    * Gross profit in the third quarter of 2002 was $81.5 million compared to $84.1 million in the third quarter of 2001. As a percentage of sales, gross profit increased 0.8%. The $10.6 million of contribution lost due to lower sales was partially offset by improved margins and lower fixed manufacturing costs. Reductions in fixed manufacturing costs are the results of our consolidation program and other cost reduction initiatives and were approximately $5.8 million in the third quarter of 2002.

    * Selling expenses were approximately $0.9 million lower in the third quarter of 2002 than in the third quarter of 2001 due to lower sales commissions on lower sales.

    * Administrative expenses were $4.4 million lower in the third quarter of 2002 due primarily to the consolidations and other cost reduction initiatives including the reversal of $1.9 million of profit sharing benefits accrued during the first half of the year.

    * Amortization expense was $3.5 million lower in the third quarter of 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which eliminated the amortization of goodwill.

    The reported loss of $16.0 million in the third quarter includes restructuring, impairment and other charges of $17.5 million and a charge of $21.9 million incurred in connection with the refinancing of the operating lease agreement described above.

    New Mail-Well's operating income for the nine months ended September 30, 2002 declined $12.2 million, or 19.2%, compared to the nine months ended September 30, 2001. The decline was due to the following:

    * Gross profit was $239.6 million as of September 30, 2002 compared to $272.0 million as of September 30, 2001. The contribution lost due to lower sales was approximately $46.8 million. Lower margins reduced gross profit by approximately $7.0 million. Gross profit as a percent of sales declined 0.5% despite reductions in fixed costs of approximately $21.4 million.

    * Selling expenses have been reduced approximately $4.1 million as a result of lower commissions on lower sales.

    * Administrative expenses have been reduced approximately $6.1 million due to plant consolidations and other cost reduction initiatives.

    * Amortization expense was down $10.5 million due to the implementation of SFAS 142.

    The reported operating loss for the nine months ended September 30, 2002 was $30.4 million and reflects charges not included in the operating income of New Mail-Well. These charges were as follows:

    * Restructuring and other charges incurred as of September 30, 2002 total $41.3 million.

    * As mentioned above, we incurred a $21.9 million charge in connection with an operating lease refinanced in the third quarter.

    * In the second quarter, we recorded an additional impairment charge on PrintXcel of $10.4 million. This charge was primarily the reversal of a tax benefit recorded when PrintXcel's assets were written down to net realizable value.

    * We recorded an impairment charge of $6.1 million in the second quarter as a result of the sale of our filing products business.

    * We wrote down our digital graphics business $2.8 million in the second quarter based on the sales proceeds currently anticipated on the sale of this business.

INTEREST EXPENSE

                                                        THREE MONTHS                   NINE MONTHS
                                                     ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                    ---------------------         ---------------------
                                                     2002          2001            2002          2001
                                                    -------       -------         -------       -------
                                                                      (IN THOUSANDS)
Total interest expense........................      $18,675       $19,222         $58,123       $60,888
Less: Allocation to discontinued operations...           --         3,643           5,570        11,538
                                                    -------       -------         -------       -------
Reported interest expense.....................      $18,675       $15,579         $52,553       $49,350
                                                    =======       =======         =======       =======
New Mail-Well.................................      $18,260       $16,181         $53,751       $50,818
                                                    =======       =======         =======       =======

    In the third quarter of 2002, interest before allocations to discontinued operations decreased 2.8% due to lower average outstanding debt despite higher weighted average interest rates. Our average outstanding debt during the third quarter of 2002 was $856.1 million compared to $960.8 million in the third quarter of 2001. Our weighted average interest rate was 8.23% in the third quarter of 2002 compared to 7.20% in 2001. The increase in the weighted average interest rate was due primarily to the issuance of $350 million of 9 5/8% senior notes on March 13, 2002. Since a significant portion of the proceeds of the senior notes was used to repay bank debt, which accrued interest at a lower variable rate, our weighted average interest rate will continue to be higher than the prior year.

    For the nine months ended September 30, 2002, interest expense before allocations to discontinued operations was lower than the comparable period in 2001. Interest in 2002 reflects our average outstanding debt of $915.4 million in 2002 compared to $986.9 million in 2001 and our weighted average interest rate of 7.71% in 2002 compared to 7.52% in 2001.

    Reported interest excludes an allocation of interest expense to discontinued operations based on the net assets of those operations relative to the net assets of the Company.

    Interest expense for New Mail-Well was calculated on a pro-forma basis as if the actual net proceeds from the sales of our prime label business, Curtis 1000 Inc. and our filing products division and the estimated net proceeds from the sale of the digital graphics division had been received on January 1, 2001. Interest expense determined on this basis was greater than reported interest expense for all periods presented except the third quarter of 2002. New Mail-Well's interest expense is lower in the third quarter than reported interest expense because there is no allocation of interest to assets held for sale under GAAP.

INCOME TAXES

                                                         THREE MONTHS                  NINE MONTHS
                                                      ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                     --------------------         ----------------------
                                                       2002         2001            2002          2001
                                                     --------       -----         --------       -------
                                                                   (DOLLARS IN THOUSANDS)
Reported
    Provision (benefit) for income taxes.......      $(14,218)      $(246)        $(21,346)      $(1,372)
    Effective tax rate.........................            39%         14%              25%           11%
New Mail-Well
    Provision (benefit) for income taxes.......      $  1,109       $(114)        $ (1,965)      $ 5,265
    Effective tax rate.........................            42%         48%              42%           48%

    New Mail-Well's effective tax rate for 2002 is estimated to be 42%, six percentage points lower than in 2001. The effective tax rate in 2001 reflected the impact of nondeductible goodwill amortization.

    The reported effective tax rates for 2002 and 2001 reflect the tax impact of permanent differences that arise as a result of impairment charges recorded as of September 30, 2002 and in 2001.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND INCOME (LOSS) PER
SHARE--ASSUMING DILUTION

                                                       THREE MONTHS                    NINE MONTHS
                                                    ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                  ----------------------         -----------------------
                                                    2002          2001             2002           2001
                                                  --------       -------         --------       --------
                                                                  (DOLLARS IN THOUSANDS)
Income (loss) from continuing operations
    Reported................................      $(22,149)      $(1,532)        $(63,700)      $(11,032)
    New Mail-Well...........................      $  1,553       $  (122)        $ (2,693)      $  5,600
Income (loss) from continuing operations per
  share
    Reported................................      $  (0.46)      $ (0.03)        $  (1.34)      $  (0.23)
    New Mail-Well...........................      $   0.03       $    --         $  (0.06)      $   0.11

    New Mail-Well's income from continuing operations improved in the third quarter of 2002 from the loss presented for the third quarter of 2001 due to improved margins, lower fixed costs and lower amortization expense, which more than offset the impact of lower sales and higher interest expense. New Mail-Well's loss for the nine months ended September 30, 2002 compared to income during the comparable period of 2001 was due to the impact of significantly lower sales and higher interest expense, which could not be offset by savings in fixed costs and lower amortization expense.

    Our reported loss from continuing operations for the third quarter of 2002 includes restructuring and other charges of $39.4 million. In the third quarter of 2001, restructuring and other charges were $5.5 million. The reported loss from continuing operations as of September 30, 2002 includes impairment, restructuring and other charges of $82.5 million compared to $34.7 million of such charges in the same period of 2001.

LOSS FROM DISCONTINUED OPERATIONS

    In the third quarter of 2002, we recorded an additional loss of $5.8 million, or $0.13 per share, from discontinued operations. This additional loss was primarily due to tax adjustments on the sale of the prime label business and the accrual of additional expenses related to the sales of both the prime label business and Curtis 1000 Inc.

    The loss from discontinued operations for the nine months ended September 30, 2002 was $14.0 million, or $0.29 per share. The loss on discontinued operations reflects proceeds received from our divestiture of the prime label business that were less than proceeds estimated at December 31, 2001 and additional expenses and taxes related to the sale of the prime label business and Curtis 1000 Inc. Additional adjustments to this loss may occur as post-closing obligations are settled and final tax revisions are made.

EXTRAORDINARY LOSS

    Results for the nine months ended September 30, 2002 include an extraordinary charge of $10.1 million, or $0.21 per share. This represents the write-off of the remaining deferred financing fees related to our bank credit facility that was refinanced during the second quarter.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE--ASSUMING DILUTION

                                                       THREE MONTHS                    NINE MONTHS
                                                    ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                  ----------------------         -----------------------
                                                    2002          2001             2002           2001
                                                  --------       -------         --------       --------
                                                                  (DOLLARS IN THOUSANDS)
Net income (loss)
    Reported................................      $(27,953)      $(1,563)        $(87,783)      $(90,466)
    New Mail-Well...........................      $  1,553       $  (122)        $ (2,693)      $  5,600
Net income (loss) per share
    Reported................................      $  (0.59)      $ (0.03)        $  (1.84)      $  (1.90)
    New Mail-Well...........................      $   0.03       $    --         $  (0.06)      $   0.11

    The net losses reported for the third quarter and for the nine months ended September 30, 2002 were due to the losses from continuing operations, the impairment charges, restructuring and other charges, the loss on discontinued operations and the extraordinary loss.

BUSINESS SEGMENTS

ENVELOPE

    The following table presents the reported sales and operating income of our envelope business, as well as sales and operating income excluding the results of the filing products division that has been sold and restructuring and other charges recorded during the three and nine months ended September 30, 2002 and 2001 ("New Envelope").

                                                     THREE MONTHS                     NINE MONTHS
                                                  ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                -----------------------         -----------------------
                                                  2002           2001             2002           2001
                                                --------       --------         --------       --------
                                                                    (IN THOUSANDS)
Net sales
    Reported..............................      $183,352       $203,780         $579,495       $636,142
    New Envelope*.........................      $177,021       $190,343         $540,087       $594,648
Operating income
    Reported..............................      $ 10,644       $ 16,380         $ 29,999       $ 45,427
    New Envelope*.........................      $ 18,842       $ 16,848         $ 55,227       $ 57,456

---------------

* Excludes sales and operating income of the filing products division that has been sold and restructuring and other charges. Sales include sales to discontinued operations that are expected to continue. Sales to discontinued operations prior to their divestiture were $2.9 million for the nine months ended September 30, 2002 and $4.1 million and $15.5 million for the three and nine months ended September 30, 2001.

    Sales of New Envelope were $13.3 million, or 7.0%, lower in the third quarter of 2002 compared to the third quarter of 2001. The sales decline was due primarily to the following:

    * Revenues declined by approximately $4.0 million due to competitive pressures on prices of certain of our products and lower sales of higher value added products to direct marketing customers.

    * Sales to our direct mail customers were down approximately $4.4 million in the quarter from the prior year due to reductions in spending on direct mail promotions. We did replace some of this business with additional sales of our transactional bill and remittance envelopes.

    * Sales of products to our merchant and office products customers were approximately $1.2 million lower in the quarter from the prior year primarily due to a decision to cease production of certain low margin products.

    * Sales of our high strength specialty envelopes were down $2.0 million in the quarter from the prior year due to an overall decrease in demand for these envelopes.

    * In February 2002, we exited our domestic photo envelope business. Sales of this business were $1.7 million in the third quarter of 2001.

    New Envelope's operating income improved $2.0 million, or 11.8%, in the third quarter compared to the third quarter of 2001. We have consolidated ten of our manufacturing facilities over the last twelve months. The efficiencies realized from these consolidations generally enabled us to maintain our contribution margins in the third quarter despite lower pricing and lower sales of high value added products. In addition, reductions in fixed manufacturing costs realized from the consolidation more than offset the impact of lower sales resulting in an increase in gross profit of $0.3 million. Selling, general and administrative expenses were approximately $1.2 million less in the quarter as a result of the consolidations and $0.5 million as a result of the reversal of profit sharing benefits that had been accrued earlier in the year.

    Sales of New Envelope have declined $54.6 million, or 9.2%, during the nine months ended September 30, 2002 compared to the same period of 2001. The sales decline was due primarily to the following:

    * Revenue was approximately $16.9 million lower in 2002 due to lower pricing dictated by the market and lower sales of higher value added products to direct marketing customers.

    * Sales to our direct mail customers were approximately $10.4 million lower than in 2001.

    * Sales of our specialty envelopes were $8.7 million lower than in 2001.

    * The office product and photo business exited during 2002 had sales of approximately $8.7 million in 2001.

    * Sales to our merchant and office products customers were $7.7 million lower due primarily to customers lowering inventories during the first half of the year.

    * Sales in Canada are down approximately $2.2 million from the prior year due to competition and the slowdown in the economy.

    Operating income of New Envelope declined $2.2 million, or 3.8%, during the nine months ended September 30, 2002 compared to the same period of 2001. Productivity problems during the early stages of our plant consolidations combined with lower pricing and lower sales of higher value added products caused margins to be approximately $3.2 million lower in the first nine months of 2002 than in 2001. This margin decline occurred primarily in the first six months of the year. Savings in fixed manufacturing costs realized from the plant consolidations were $16.3 million, but were not sufficient to offset the $17.8 million of contribution lost on lower sales. Selling, general and administrative expenses were $2.5 million less as a result of the plant consolidations and other cost control measures.

COMMERCIAL PRINTING

    The following table presents the reported sales and operating income of our commercial printing business, as well as sales and operating income excluding the results of the digital graphics division that is held for sale and restructuring and other charges recorded during the three and nine months ended September 30, 2002 and 2001 ("New Commercial Printing").

                                                     THREE MONTHS                     NINE MONTHS
                                                  ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                -----------------------         -----------------------
                                                  2002           2001             2002           2001
                                                --------       --------         --------       --------
                                                                    (IN THOUSANDS)
Net sales
    Reported..............................      $194,659       $208,136         $559,141       $626,886
    New Commercial Printing*..............      $187,175       $200,199         $536,549       $602,608
Operating income (loss)
    Reported..............................      $ (6,342)      $  3,775         $(17,494)      $ 14,648
    New Commercial Printing*..............      $  3,252       $  3,127         $ (5,918)      $ 13,602

---------------

* Excludes sales and operating income of the digital graphics division held for sale and restructuring and other charges for the three and nine months ended September 30, 2002. Sales include sales to discontinued operations that are expected to continue. Sales to discontinued operations prior to their divestiture were $0.6 million for the nine months ended September 30, 2002 and $0.4 million and $2.3 million for the three and nine months ended September 30, 2001.

    Sales of New Commercial Printing were $13.0 million, or 6.5%, lower in the third quarter of 2002 than in the third quarter of 2001. The sales decline was due primarily to the following:

    * Sales of high impact printing for our national and regional customers were approximately $4.9 million lower in the quarter than in the third quarter of 2001. Sales of car brochures were $11.6 million lower in the third quarter than in 2002; however, increased sales to a major retailer offset much of this decline.

    * Sales in the Philadelphia market were approximately $6.7 million lower in the quarter than in the third quarter of 2001. In October 2001, we consolidated two plants serving this market, and many of our customers did not move their printing to our new facility. Additionally, in the third quarter of 2001 we had approximately $1.9 million of business with a customer that did not repeat in 2002.

    * Sales of our plant in Indianapolis were $3.7 million lower in the quarter than in the third quarter of 2001 because of the loss of two accounts and lower sales to one of our publishing customers.

    Despite significantly lower sales in the third quarter of 2002, operating income was $3.3 million, which was slightly higher than the $3.1 million earned in the third quarter of 2001. Contribution lost due to lower sales was approximately $4.4 million and was partially offset by an improvement in contribution margin. As a result of our initiatives to improve manufacturing efficiencies and lower costs, contribution on sales in the quarter increased $0.9 million. Selling expenses were $1.1 million lower in the quarter due primarily to lower commissions as a result of lower sales. General and administrative expenses were $1.9 million lower due to initiatives taken to reduce administrative headcount and other costs and the reversal of profit sharing benefits and bonuses of $1.1 million accrued during the first half of 2002.

    Sales of New Commercial Printing were $66.1 million, or 11.0%, lower during the nine months ended September 30, 2002 than in the comparable period of 2001. The decline in sales was due primarily to the following:

    * Sales of high impact printing were $12.5 million, or 6.8%, lower during the nine months ended September 30, 2002 than in comparable period of 2001. Our national business has been most affected by reduced promotional spending by our customers. In their efforts to reduce costs, customers have reduced page counts of annual reports, car brochures and catalogs. They have also reduced the complexity of their printing by reducing the use of special papers, inks and finishes. In addition, we have printed fewer magazine inserts for the automotive industry this year than in 2001.

    * Sales in the Philadelphia market were $23.0 million lower during the nine months ended September 30, 2002 than in comparable period of 2001. This decline was due in part to our closure of a plant in Philadelphia in April 2001. Much of the work produced by this plant was marginal work, which could not be produced profitably at any of our other facilities in the Mid-Atlantic area. Sales were also lower as a result of the consolidation of two other facilities in the Philadelphia area in October 2001, because many of our customers did not move their work to the new facility.

    * Sales of our plant in Indianapolis were $8.5 million lower during the nine months ended September 30, 2002 than in the comparable period of 2001. In our efforts to improve the profitability of this plant we have lost some of our low margin business. In addition, the demand for long run web business at this plant has been weak all year.

    * Sales at our other operations serving local markets were $22.1 million lower during the nine months ended September 30, 2002 than in comparable period of 2001. Our customers in these markets have reduced promotional spending in response to the slow economy. In 2002, sales of printed material for direct mail promotions and sales to customers in telecommunications and technology industries are off significantly from levels in 2001.

    New Commercial Printing had operating losses of $5.9 million during the nine months ended September 30, 2002, a decline of $19.5 million from the comparable period of 2001. The contribution lost on the decline in sales was $22.8 million. Lower margins reduced profits by another $7.1 million. Selling expenses are $3.3 million lower in 2002 due to the reduced commissions expense as a result of lower sales. Administrative costs are $2.1 million lower than they were in 2001 due to reduced headcount and control over other expenses.

PRINTED OFFICE PRODUCTS

    The following table presents the reported sales and operating income of our printed office products business, as well as sales and operating income of "New Printed Office Products", which excludes restructuring and other charges recorded during the three and nine months ended September 30, 2002 and 2001.

                                                      THREE MONTHS                    NINE MONTHS
                                                   ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                  ---------------------         -----------------------
                                                   2002          2001             2002           2001
                                                  -------       -------         --------       --------
                                                                     (IN THOUSANDS)
Net sales
    Reported................................      $50,709       $53,370         $154,533       $162,594
    New Printed Office Products*............      $50,709       $54,802         $155,749       $168,995
Operating income
    Reported................................      $ 4,901       $ 3,503         $ 13,676       $ 13,903
    New Printed Office Products*............      $ 5,204       $ 3,625         $ 15,026       $ 15,168

---------------

* Sales of New Printed Office Products include sales to discontinued operations that are expected to continue. Operating income excludes restructuring and other charges. Sales to discontinued operations prior to their divestiture were $1.2 million for the nine months ended September 30, 2002 and $1.5 million and $7.2 million for the three and nine months ended September 30, 2001.

                                    35

    Sales of New Printed Office Products were $4.1 million, or 7.5%, lower in the third quarter of 2002 compared to the third quarter of 2001. The sales decline was due primarily to the following:

    * Sales of traditional business forms were $3.1 million lower in the third quarter compared to the third quarter of 2001. Demand for these products continues to decline due to the increased use of laser printing technology by businesses and migration from multi printed forms to single printed forms.

    * Sales of our label products in the third quarter of 2002 were below the third quarter of 2001 due to significant sales in September 2001 of labels with patriotic themes. Otherwise, sales of labels were relatively flat in the quarter.

    Despite lower sales, operating income of New Printed Office Products increased $1.6 million, or 43.6%, in the third quarter of 2002 compared to the third quarter of 2001. In April 2002, we completed the consolidation of one of our traditional documents plants. As a result, margins of our traditional documents business improved sufficiently to offset the impact of the lower sales. Margins in our label business also improved as a result of the implementation of an electronic workflow system throughout this business. Overall, improved margins offset the impact of lost sales by $0.6 million. In addition, the plant closure and other cost reduction measures lowered fixed costs by $1.0 million in the third quarter of 2002 compared to the third quarter of 2001. Lower fixed costs include the reversal of $0.3 million of profit sharing benefits accrued during the first half of the year.

    Sales of New Printed Office Products have declined $13.2 million, or 7.8%, during the nine months ended September 30, 2002 compared to the same period of 2001. The decline can be explained as follows:

    * Sales of traditional business forms were $10.0 million lower during the nine months ended September 30, 2002 than in comparable period of 2001. This decline was due to technology changes discussed above and exiting multiple traditional business form markets through consolidations.

    * Sales of our label products were $3.2 million lower during the nine months ended September 30, 2002 than in comparable period of 2001. Most of this decline occurred in the first half of 2002 and included the loss of two large customers.

    Despite the loss in sales, operating income of New Printed Office Products as of September 30, 2002 was only slightly lower than the comparable period of 2001. As a result of the plant closure and production efficiency improvements made in 2002, margins have improved in our traditional and specialty documents businesses and in our label business. However, these improvements were not sufficient to offset the impact of lower sales. Contribution is down $2.0 million as of September 30, 2002 compared to the same period of 2001. To mitigate this lost contribution, we have reduce fixed costs by $1.9 million in 2002 as a result of the plant closure and other cost saving measures.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 2002, we restructured a significant portion of our outstanding debt. In March 2002, we sold $350 million of 9 5/8% senior notes due 2012. We used the net proceeds from this offering to repay $197.0 million of our bank term debt and $9.2 million of other debt. The remaining proceeds of this offering have been invested to provide the liquidity needed for the repayment of our convertible debt in November 2002.

    In March 2002, we applied $20.5 million of the proceeds received from the sale of Curtis 1000 Inc. to the repayment of our bank term debt. In May 2002, we applied $67.0 million of the proceeds received from the sale of our prime label business to the repayment of our bank term debt. In August 2002, we applied proceeds of $31.5 million received from the sale of the filing products division of our envelope business to the reduction of our revolving loan balance.

    In June 2002, we entered into a three year $300 million senior secured credit facility with a syndicate of banks. The purpose of this new facility was to enable the refinancing of our existing bank term debt and secure financing for ongoing working capital needs and other general corporate purposes. Loans made under this facility are issued on a revolving basis and are subject to availability and a borrowing base. Loans bear interest at a base rate or LIBOR, plus a margin, and are secured by substantially all of the Company's domestic assets.

    Cash flow from continuing operations for the nine months ended September 30, 2002 was $7.7 million compared to $136.7 million in the comparable period of 2001. Capital expenditures totaled $26.9 million as of September 30, 2002 compared to $24.1 million as of September 30, 2001. In August 2002, we purchased a short-run printing and fulfillment operation for $1.6 million, and in the first quarter of 2002, we made a $1.0 million contractual payment on an acquisition that was consummated in the first quarter of 2001 for $3.8 million.

    The following table summarizes our cash obligations as of September 30, 2002:

                                                              PAYMENTS DUE BY YEAR
                                 ------------------------------------------------------------------------------
                                  YEAR 1       YEARS 2 AND 3      YEARS 4 AND 5      THEREAFTER        TOTAL
                                 --------      -------------      -------------      ----------      ----------
                                                                 (IN THOUSANDS)
Long-term debt.................  $141,646        $116,886            $ 1,637          $656,619       $  916,788
Operating leases...............    35,080          57,626             42,628            32,066          167,400
                                 --------        --------            -------          --------       ----------
Total cash obligations.........  $176,726        $174,512            $44,265          $688,685       $1,084,188
                                 ========        ========            =======          ========       ==========

    Current maturities of our long-term debt include $139.1 million of convertible notes, which matured and were paid in November 1, 2002.

    Operating leases include an operating lease that originated in 1997 as a sale/leaseback arrangement. This lease was refinanced in August 2002. In connection with this refinancing, we were required to make a payment of $15.8 million.

    At September 30, 2002, we had outstanding letters of credit of approximately $15.9 million related to performance and payment guarantees. In addition, we have issued letters of credit of $2.3 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    We expect to be able to fund our operations, capital expenditures and debt and other contractual commitments within the next year from internally generated cash flow and funds available under our new $300 million senior secured credit facility. At September 30, 2002, we had $114.8 million of unused credit available under this credit facility.

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

    During the quarter ended June 30, 2002, the decision was made to reinstate the PrintXcel business as an operating asset. Under generally accepted accounting principles, when a business that was held for sale is reinstated as a continuing operation, it is to be recorded at the lower of its carrying value or fair market value. In 2001, we reduced the carrying value of the net assets of this business to its net realizable value. We based our determination of the net realizable value of this business on the advice provided to us by our financial advisors. Our internal valuations of this business continue to support its carrying value, which approximates its fair market value.

    Assets held for sale have been recorded at net realizable value. The net realizable value of the digital graphics division of our commercial printing business held for sale is based on a letter of intent received from a prospective buyer. We do not expect the actual proceeds to be significantly different from our estimates; however, until the sale is completed, the possibility exists that the actual proceeds could be materially different from our estimate.

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

    We are self insured for the majority of our workers' compensation costs and group health insurance costs. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insured claims.

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

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Statement 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of ABP Opinion No. 30, Reporting the Results of Operations--Reporting the Effects Of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Mail-Well adopted Statement 144 as of January 1, 2002 and there was no impact from the adoption of this statement.

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

LEGAL PROCEEDINGS

    From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on us.

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

    * Paper and other raw material costs

    * The degree and nature of competition

    * The ability to execute restructuring plans and achieve productivity and cost savings goals

    * Postage rates and other changes in the direct-mail industry

    * Interest rates and foreign currency exchange rates

    * Ability to obtain additional or alternative financing

    * General economic conditions

    * General labor conditions

    * Others as described in our most recent annual report on form 10-K under the heading "Risk Factors"

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is based on a base rate or LIBOR, plus a margin. At September 30, 2002, we had outstanding variable rate debt outstanding of $116.9 million. A 1% increase in the base rate (which is tied to the prime rate) or LIBOR on the maximum amount of available variable rate debt, which is $302.2 million, would increase our annual interest expense by $3.0 million and reduce annual net income by approximately $1.9 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar.

PART II. OTHER INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or procedures or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
3.1          Certificate of Incorporation of Mail-Well
             Corporation--incorporated by reference from Mail-Well I
             Corporation's Form S-4 filed March 15, 1999 (Reg. No.
             333-74409).

3.2          Certificate of Amendment of Certificate of Incorporation of
             Mail-Well Corporation--incorporated by reference from
             Mail-Well I Corporation's Form S-4 filed March 15, 1999
             (Reg. No. 333-74409).

3.3 Certificate of Correction Filed to Correct Certain Error in the Certificate of Amendment of Mail-Well I Corporation
             Filed in the Office of the Secretary of State of Delaware on September 11, 1995--incorporated by reference from Mail-Well
             I Corporation's Form S-4 filed March 15, 1999 (Reg. No.
             333-74409).

3.4          Certificate of Change of Registered Agent and Registered
             Office--incorporated by reference from Mail-Well I
             Corporation's Form S-4 filed March 15, 1999 (Reg. No.
             333-74409).

3.5 Bylaws of Mail-Well I Corporation--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999
             (Reg. No. 333-74409).

4.1          Form of Indenture between Mail-Well, Inc. and The Bank of
             New York, as Trustee, dated November 1997, relating to
             Mail-Well, Inc.'s $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2002--incorporated by reference from Exhibit 4.2 to Mail-Well, Inc.'s Amendment
             No. 2 to Form S-3 dated November 10, 1997 (Reg. No. 333-
             36337).

4.2          Form of Supplemental Indenture between Mail-Well, Inc. and
             The Bank of New York, as Trustee, dated November 1997, relating to Mail-Well, Inc.'s $152,050,000 aggregate principal amount of 5% Convertible Subordinated Notes due
             2002 and Form of Convertible Note--incorporated by reference from Exhibit 4.5 to Mail-Well, Inc.'s Amendment No. 2 to
             Form S-3 dated November 10, 1997 (Reg. No. 333-36337).

4.3          Indenture dated as of December 16, 1998 between Mail-Well I
             Corporation and State Street Bank and Trust Company, as
             Trustee, relating to Mail-Well I Corporation's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated
             Notes due 2008--incorporated by reference from Exhibit 4.4 to Mail-Well, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-12551.




EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
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

4.7          Form of Senior Note and Guarantee relating to Mail-Well I
             Corporation's $350,000,000 aggregate principal amount 9 5/8% due 2012--incorporated by reference to Exhibit 10.31 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.1 Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors--incorporated by reference from
             Exhibit 10.17 of Mail-Well, Inc.'s Registration Statement on
             Form S-1 dated March 25, 1994.

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

10.5         Mail-Well, Inc. 1994 Stock Option Plan, as amended on May 7,
             1997--incorporated by reference from Exhibit 10.56 of Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.6 Form of Mail-Well, Inc. Incentive Stock Option Agreement-- incorporated by reference from Exhibit 10.22 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

10.7 Form of Mail-Well, Inc. Nonqualified Stock Option Agreement-- incorporated by reference from Exhibit 10.23 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

10.8 Mail-Well, Inc. 1997 Non-Qualified Stock Option Plan-- incorporated by reference from Exhibit 10.54 of Mail-Well, Inc.'s Form 10-Q for the quarter ended March 31, 1997.

10.9 1997 Non-Qualified Stock Option Agreement--incorporated by reference from Exhibit 10.54 of Mail-Well, Inc.'s Form 10-Q for the quarter ended March 31, 1997.

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

10.12        Merger Agreement and Plan of Merger by and among American
             Business Products, Inc., Mail-Well, Inc., and Sherman
             Acquisition Corporation dated January 13, 2000--incorporated by reference from the Annual Report on Form 10-K for Mail-Well, Inc.





EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
10.13        Change of Control Agreement dated November 15, 1999, between the Company and Paul V. Reilly--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1999.

10.14 Change of Control Agreement dated November 15, 1999, between the Company and Robert Meyer--incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1999.

10.15 Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan-- incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.16        Form of Non-Qualified Stock Option Agreement under 2001
             Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17        Form of Incentive Stock Option Agreement under 2001 Long-Term
             Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 2001.

10.18        Form of Restricted Stock Award Agreement under 2001 Long-Term
             Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 2001.

10.19        Purchase Agreement dated March 8, 2002, between Mail-Well I
             Corporation, and Credit Suisse First Boston, UBS Warburg LLC,
             Banc of America Securities LLC, U.S. Bancorp Piper Jaffray
             Inc., First Union Securities, Inc., and Scotia Capital (USA)
             Inc., as Initial Purchasers, relating to Mail-Well I
             Corporation's $350,000,000 aggregate principal amount of 9 5/8%
             Senior Notes due 2012--incorporated by reference to Exhibit
             10.30 to Mail-Well I Corporation's Registration statement on
             Form S-4 filed June 11, 2002.

10.20        Registration Rights Agreement dated March 13, 2002, between
             Mail-Well I Corporation, and Credit Suisse First Boston, UBS
             Warburg LLC, Banc of America Securities LLC, U.S. Bancorp Piper
             Jaffray Inc., First Union Securities, Inc., and Scotia Capital
             (USA) Inc., as Initial Purchasers, relating to Mail-Well I
             Corporation's $350,000,000 aggregate principal amount of 9 5/8%
             Senior Notes due 2012--incorporated by reference to Exhibit
             10.32 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.21        Stock Purchase Agreement, dated May 6, 2002, among MWL
             Acquisition Corp., Mail-Well I Corporation and Mail-Well,
             Inc.--incorporated by reference to Exhibit 10.32 to Mail-Well I
             Corporation's Registration Statement on Form S-4 filed June 11,
             2002.

10.22        Amendment No. 1 to Stock Purchase Agreement, dated May 21,
             2002, among MWL Acquisition Corp., Mail-Well I Corporation and
             Mail-Well, Inc.--incorporated by reference to Exhibit 10.33 to Mail-Well I Corporation's Registration statement on Form S-4 filed June 11, 2002--incorporated by reference to Exhibit 10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30,
             2002.

10.23 Amended and Restated Credit Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic subsidiaries of Mail-Well I Corporation named in the agreement, the financial institutions from time to time parties thereto, and Bank of America, N.A., as administrative agent--incorporated by reference to Exhibit 10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30, 2002.





EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
10.24        Amended and Restated Security Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic
             subsidiaries of Mail-Well I Corporation named in the agreement, and Bank of America, N.A., as agent--incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30, 2002.

10.25        Amendment No. 1 to Amended and Restated Credit Agreement, dated
             September 27, 2002 among Mail-Well, Inc., Mail-Well I
             Corporation, certain subsidiaries of Mail-Well I, the lenders under the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit 10.36 of Mail-
             Well I Corporation's Amendment No. 2 to Registration Statement on Form S-4 filed October 8, 2002.

10.26*       Second Amended and Restated Equipment Lease dated as of August
             6, 2002 between Wells Fargo Bank Northwest, National
             Association, as trustee under MW 1997-1 Trust, and Mail-Well I
             Corporation.

10.27*       Second Amended and Restated Guaranty Agreement dated as of
             August 6, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate
             Purchasers named therein.

10.28*       Second Amended and Restated Participation Agreement dated as of
             August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet
             Capital Corporation as Arranger and Agent, and the Trust
             Certificate Purchasers named therein.

10.29*       Amendment Agreement No. 1 dated as of September 25, 2002, among
             Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as
             Agent, and the Trust Certificate Purchasers named therein.

---------------
*  Filed herewith.

(B) REPORTS ON FORM 8-K

1. Current Report on Form 8-K filed July 9, 2002, disclosing other events.

2. Current Report on Form 8-K filed July 19, 2002, disclosing other events.

3. Current Report on Form 8-K filed July 19, 2002, disclosing other events.

4. Current Report on Form 8-K filed August 14, 2002, making certain disclosures under Regulation FD.

5. Current Report on Form 8-K filed September 10, 2002, making certain disclosures under Regulation FD.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MAIL-WELL, INC.
                                             (Registrant)

Date: November 4, 2002                       By:      /s/ PAUL V. REILLY
                                                ------------------------------
                                                       Paul V. Reilly
                                                   Chief Executive Officer


Date: November 4, 2002                       By:    /s/ MICHEL P. SALBAING
                                                ------------------------------
                                                     Michel P. Salbaing
                                                  Chief Financial Officer

I, Paul V. Reilly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mail-Well, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                                       /s/  PAUL V. REILLY
                                       ---------------------------------------
                                       Chief Executive Officer

I, Michel P. Salbaing, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mail-Well, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                                        /s/  MICHEL P. SALBAING
                                        --------------------------------------
                                        Chief Financial Officer