Form 10-K
period 2002-12-31
MAIL WELL INC
filed 2003-03-21
CIK 920321

============================================================================
----------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 1-12551

                           ------------------------

                                MAIL-WELL, INC.

            (Exact name of Registrant as specified in its charter.)

               COLORADO                               84-1250533
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

      8310 S. VALLEY HIGHWAY, #400                      80112
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 2003 was $62,275,389.

    As of March 7, 2003 the Registrant had 48,343,060 shares of Common Stock, $0.01 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part III of this form (Items 11 and 12 and part of Item 10) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant's Annual Meeting of Stockholders to be held on or about May 1, 2003.

----------------------------------------------------------------------------
============================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item 1.      Business....................................................    1
             The Company.................................................    1
             Commercial Printing.........................................    1
             Envelope....................................................    1
             Printed Office Products.....................................    1
             2001 Strategic Plan.........................................    1
             The Printing and Envelope Industries........................    2
             Our Products................................................    2
             Our Services................................................    2
             Marketing, Distribution and Customers.......................    3
             Printing and Manufacturing..................................    4
             Materials and Supply Arrangements...........................    5
             Patents, Trademarks and Brand Names.........................    5
             Competition.................................................    5
             Employees...................................................    6
             Environmental...............................................    6
Item 2.      Properties..................................................    6
Item 3.      Legal Proceedings...........................................    6
Item 4.      Submission of Matters to a Vote of Security Holders.........    6

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    7
Item 6.      Selected Financial Data.....................................    7
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    7
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................   27
Item 8.      Financial Statements and Supplementary Data.................   28
Item 9.      Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure..................................   68

                                    PART III

Item 10.     Directors and Executive Officers of Registrant..............   69
Item 11.     Executive Compensation......................................   72
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................   73
Item 13.     Certain Relationships and Related Transactions..............   73
Item 14.     Controls and Procedures.....................................   73

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................   74

                                  PART I

ITEM 1.  BUSINESS

THE COMPANY

    We are one of the largest printers in North America competing primarily in the commercial printing and envelope market segments. We believe we are the world's largest manufacturer of envelopes, the leading printer of envelopes in the U.S. and Canada, the premier high impact color printer in the U.S., a leading general commercial printer in several major U.S. markets and a leading supplier of printed office products. We operate
86 printing and manufacturing facilities throughout North America. The combination of our broad network of facilities and our sales force, which is among the largest in the industry, has enabled us to build our customer base to over 80,000.

COMMERCIAL PRINTING

    Our commercial printing business generated $764.4 million of sales in 2002. We serve two primary commercial printing markets: (i) high impact color printing, in which we print a wide range of longer run premium products for national and regional accounts; and (ii) general commercial printing, in which we print a wide array of products and offer printing services to local commercial customers. Our commercial printing business operates 35 plants throughout the U.S. and one in Canada.

ENVELOPE

    Our envelope business generated $760.5 million of sales in 2002. We serve two primary markets: (i) customized envelopes and packaging products, including Tyvek(R) mailers used by the U.S. Postal Service, sold directly to end users or to independent distributors who sell to end users; and
(ii) envelopes and other products sold to wholesalers, paper merchants, printers, brokerage firms, office product establishments and superstores. We manufacture envelopes in 26 U.S. plants and 13 Canadian plants.

PRINTED OFFICE PRODUCTS

    Our printed office products business generated $203.8 million of sales in 2002. This business, which operates 11 manufacturing facilities throughout the United States, is a leading supplier of customized and stock labels, mailers and printed business documents to small and mid-size businesses generally through independent distributors of office products.

    Refer to Note 14 of our consolidated financial statements included elsewhere in this report for additional information concerning the operating and geographic segments.

2001 STRATEGIC PLAN

    In May 2001, we completed a comprehensive review of our operations and adopted a new strategy that focused on our two core businesses--commercial printing and envelope. In support of this strategy, we sold our Curtis 1000 Inc. printed office products subsidiary in February 2002, our prime label segment in May 2002 and the file folder division of our envelope segment in August 2002. We also consolidated three of our commercial printing plants into one facility and closed 10 of our envelope plants and redeployed the equipment and other assets at other facilities. We also announced our intention to sell our PrintXcel printed office products group of subsidiaries, and to sell the digital graphics division of our commercial printing business. In June 2002 we discontinued our efforts to sell PrintXcel because we had not received an offer we considered consistent with its value. This business is now an integral part of our strategy of expanding our printed products and services to a larger customer base.

    Our new strategy also includes the launch of several initiatives to significantly improve operations and marketing effectiveness. Both the commercial printing and envelope businesses have programs in place to institute best practices, standardize costing and pricing systems and align equipment and services to better serve our customers and markets.

THE PRINTING AND ENVELOPE INDUSTRIES

    The printing industry is one of the largest and most fragmented industries in the United States with total estimated 2002 sales of $167 billion among an estimated 45,963 printing businesses, according to the Printing Industry of America, Inc. The printing industry includes general commercial printing, financial printing, printing and publishing of books, labels, newspapers and periodicals, quick printing and production of business forms and greeting cards. The Company believes the market in which we primarily compete has a total estimated sales of $55.4 billion among an estimated 21,249 printing businesses. The envelope industry is not as highly fragmented as the printing industry. Envelope printing and manufacturing combined constitutes a $4.8 billion market in North America according to the Envelope Manufacturers' Association. Products in the envelope industry include customized envelopes for direct mail, transactional envelopes, non-custom envelopes for resale, and specialty envelopes and filing products. The printed office products industry constitutes a $15 billion market, with the short-run indirect segment of the market in which we compete estimated at $3.4 billion.

OUR PRODUCTS

    Commercial Printing.  We serve two primary commercial printing markets:
(i) high impact color printing, in which we print a wide range of premium products for national and regional accounts; and (ii) general commercial printing, in which we print a wide array of products and offer printing services to local commercial customers. Our printing products include advertising literature, corporate identity materials, annual reports, car brochures, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail.

    Envelope. We serve two primary markets: (i) customized envelopes and packaging products, including Tyvek(R) mailers used by the U.S. Postal Service, sold directly to end users or to independent distributors who sell to end users; and (ii) envelopes and other products sold to wholesalers, paper merchants, printers, brokerage firms, office product establishments and superstores. In the customized envelope market, we offer printed customized conventional envelopes for billing and remittance, direct mail marketers, catalog orders and other end-users, such as banks, brokerage firms and credit card companies. In the wholesale envelope market, we manufacture and print a broad line of custom envelopes that are featured in national catalogs for the office products market or offered through office products retailers, including contract stationers.

    Printed Office Products. We print a diverse line of custom products for small and medium-sized businesses including both traditional and specialty forms for use with desktop PCs and laser printers and pressure sensitive labels. Our printed office products include business documents, specialty documents produced through VersaSeal(R), Hi-reply(TM) and Pro-card(TM) brands and short-run secondary labels which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications. These products are generally sold through independent value-added resellers of office products.

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

    Fulfillment. We offer complete fulfillment centers with online order assembly and barcoding strategically located throughout the United States.

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

MARKETING, DISTRIBUTION AND CUSTOMERS

    As a result of the wide array of applications, customer preferences and order sizes, our marketing efforts vary significantly among markets and by region. Although our marketing efforts traditionally have been local or regional, we continue to emphasize a more focused national accounts program to attract customers whose needs are national or cover multiple regions. We have national marketing directors in each of our segments working together to target large national customers.

    We maintain one of the largest sales staffs in the industry, with approximately 450 sales representatives and 20,000 resellers as of December 31, 2002. The vast majority of our commercial printing and envelope products are sold through sales representatives, the exception being occasional "house" or company accounts. Our sales representatives work closely with customers from the initial concept through prepress, proofing and finally the press run. Because our sales representatives are our primary contacts with our customers, our goal is to attract, train and retain an experienced, qualified sales force in each of our businesses. Sales representatives typically are compensated by commission. Commissions generally depend on such factors as order size and type, prepress work, reruns or rework and overall profitability of the job. Printed office products are sold primarily through catalogs, telemarketing and the Internet to value-added resellers who distribute our products to end-users. We also coordinate sales efforts among regions within our operating businesses, and among the operating businesses themselves, in order to compete for national account business, enhance the internal dissemination of successful new product ideas, efficiently allocate our production equipment, share technical expertise and increase company-wide selling of specialty products manufactured at selected facilities.

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

    In commercial printing, our marketing efforts differ between two broad product areas: high impact color products, such as auto brochures, annual reports and high-end catalogs, and general commercial work. We market high impact printing primarily on a regional basis, through sales representatives working out of sales offices across the United States. In 2001, we implemented our innovative "Go-to" marketing program as part of our strategic plan. This program utilizes a team approach to customer service relationships that we believe is unique in the printing industry.

    In envelope, we market the majority of our envelopes and packaging products through sales representatives, who generally work with customers from the initial product design stage through product delivery to ensure that finished products meet the customers' applications and marketing needs. Products not marketed by our own sales representatives are sold through distributors to better serve selected wholesale markets, geographic regions without direct sales representation and certain specialty markets.

    In printed office products, our products are marketed primarily under the "PrintXcel" brand through distributors who act as intermediaries between PrintXcel and the end-users of its products. Printed office products are sold to five major channels; independent solution providers; outsource for "direct" solution providers; commercial printers; ad specialty dealers; and quick printers.

    Our customer base totals approximately 80,000. Our customers in the high impact commercial printing market include Fortune 500 companies, graphic designers and advertising agencies. Our customers in the general commercial printing and envelope businesses include national and local businesses, insurance and finance companies, the U.S. Postal Service and other government agencies and not-for-profit organizations. None of our customers accounted for more than 2% of revenue in 2002.

PRINTING AND MANUFACTURING

    Our commercial printing business operates 35 printing facilities throughout the U.S., and one in Canada. These plants combine advanced prepress technology with high-quality web and sheet-fed color presses and extensive binding and finishing operations. Many of our commercial printing facilities operate seven days a week, 24 hours a day to meet customer printing requirements.

    Our envelope business operates 39 printing facilities throughout North America. Envelopes are produced from either flat sheets or rolls of paper. The paper is folded into an envelope, which is glued at the seams and on the flap, and then printed as required. Web machines are typically used for larger runs with multiple colors and numerous features. Die cut machines, which require a preliminary step to provide die cut envelope blanks from paper sheets, are used primarily for smaller orders typically including customized value-added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

    In our printed office products segment, we operate 11 facilities in the United States. In printed office products, we design and print forms and other customized materials for a wide range of businesses. A majority of printed office products orders are delivered to us "camera ready," and we perform prepress and platemaking functions and print on web presses.

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

    In envelope printing, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the Internet, interactive video disks, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service and the Canada Post Corporation and (iii) the ability of our direct mail customers to include return materials in their mail-outs. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. We believe we compete effectively in each of these areas.

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

BACKLOG

    At December 31, 2002 and 2001, the backlog of customer orders to be produced or shipped in the next 120 days was approximately $82.6 million and $84.2 million, respectively.

EMPLOYEES

    We employed approximately 10,200 people as of December 31, 2002, and approximately 2,200 of our employees at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and is negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

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

AVAILABLE INFORMATION

    Our Internet address is: www.mailwell.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls and presentations to securities analysts are web cast live via our website.

ITEM 2.  PROPERTIES

    We occupy 86 printing and manufacturing facilities in the United States and Canada, of which 36 are owned and 50 are leased. In addition to on-site storage at these facilities, we store products in 19 warehouses, of which four are owned, and lease 21 sales offices. We also lease 47,153 square feet of office space in Englewood, Colorado for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MWL." At March 7, 2003, there were approximately 455 shareholders of record and, as of that date, the Company estimates that there were more than 11,500 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Company's common stock as reported by the NYSE.

                                                          HIGH         LOW
                                                          ----         ---
2002
First Quarter...........................................  $6.28       $4.42
Second Quarter..........................................  $6.80       $5.02
Third Quarter...........................................  $5.14       $0.99
Fourth Quarter..........................................  $2.64       $1.03

                                                          HIGH         LOW
                                                          ----         ---
2001
First Quarter...........................................  $7.30       $4.50
Second Quarter..........................................  $6.22       $4.25
Third Quarter...........................................  $5.30       $3.70
Fourth Quarter..........................................  $4.50       $3.67

    The Company has not paid a dividend on common stock since its incorporation and does not anticipate paying dividends in the foreseeable future because our senior secured credit facility, senior notes and senior subordinated notes limit the Company's ability to pay common stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The summary of historical financial data presented below is derived from the historical audited financial statements of the Company. The financial data presented reflect the restatement of all historical data for discontinued operations. The results of operations acquired in acquisitions accounted for under the purchase method have been included in the historical income statement data of the Company from their respective acquisition dates. Historical income statement data for 1998 has been restated as appropriate to reflect mergers accounted for as poolings-of-interests. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes included elsewhere herein.

                                                         YEAR ENDED DECEMBER 31
                               --------------------------------------------------------------------------
                                  2002         2001             2000             1999             1998
                               ----------   ----------       ----------       ----------       ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales....................  $1,728,705   $1,868,768       $2,044,350       $1,699,222       $1,463,097

Income (loss) from continuing
  operations.................     (63,363)     (45,213)          34,746           61,997           25,546

Income (loss) per diluted
  share from continuing
  operations.................       (1.33)       (0.95)            0.70             1.16             0.53

Total assets.................   1,107,367    1,476,867        1,683,592        1,310,260        1,127,955

Total long-term debt,
  including current
  maturities.................     763,899      855,221          922,351          666,397          587,124


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

    In 2001, we adopted a strategy to focus on our two primary businesses--envelopes and commercial printing--and announced plans to divest our prime label and printed office products businesses, the filing products division of our envelope business and the digital graphics division of our commercial printing business. In addition to the planned divestitures, we initiated a restructuring program to consolidate manufacturing facilities to improve our competitive position and implemented other initiatives to significantly improve operations, reduce costs and increase marketing effectiveness.

    In February 2002, we sold Curtis 1000 Inc., the distribution business included in our printed office products business. In May 2002, we sold our prime label business. As of June 2002, we had not received an offer for PrintXcel, also part of our printed office products business, that we considered consistent with its value. Because PrintXcel generates reliable cash flow and a satisfactory return on assets we concluded that it was not in our best interest to sell this business and we discontinued our efforts to do so. This business is now an integral part of our strategy of expanding our print products and services to a larger customer base. In August 2002, we sold the filing products division of our envelope business. We are continuing our efforts to sell certain digital graphics operations of our commercial printing business.

    We have substantially completed the restructuring of Mail-Well that began in 2001. Mail-Well is now one company focused on producing products and services that help our customers deliver their messages more effectively.

    We believe we are the world's largest manufacturer of envelopes. We produce approximately 38 billion envelopes annually in our 39 envelope manufacturing facilities located throughout the United States and Canada. Approximately 84% of these envelopes are customized specifically for our customers for use in billing and remittance, direct mail advertising and specialty packaging. The remaining 16% are stock envelopes sold into the resale market.

    We are one of the largest commercial printers in the United States. We operate 35 printing plants located strategically throughout the United States and one in Canada. We specialize in high impact printing, in which we print a wide range of premium printed products for national and regional customers, including annual reports, car brochures and brand marketing collateral, and general commercial printing for local and regional customers.

    We are also a leading domestic supplier of customized and stock labels, mailers and printed business documents to small and mid-size businesses generally through independent distributors of office products. Our printed office products business operates 11 manufacturing plants strategically located throughout the United States. The labels produced and sold by our printed office products division do not compete with those produced and sold by the now-divested prime label business due to differences in customer base, distribution channels and production methods.

    Paper is our most significant raw material. We purchase approximately 500,000 tons of paper annually for our businesses. Prices of uncoated papers, which are the principal grades of paper used to manufacture envelopes, increased 10% in the fourth quarter of 2002. The costs of uncoated paper had declined approximately 10% during 2001 after a year of stable prices in 2000. Prices of coated papers, which are used principally in commercial printing, increased approximately 3% in 2000, decreased approximately 8% in 2001 and remained flat in 2002. Historical changes in paper pricing generally have not affected the operating results of our commercial printing business because we have been able to pass on paper price increases to our customers. Paper pricing has, however, impacted the operating margins of our envelope business. When paper prices are rising, operating margins on our envelope products tend to be lower because we generally are not able to increase our prices as quickly as paper prices increase. Accordingly, since uncoated paper prices increased at the end of 2002, operating margins of our envelope business will be negatively impacted in 2003 to the extent we are unable to increase the prices of our envelope products.

    Prior to 2001, our growth was primarily due to our acquisition strategy. We substantially curtailed our acquisitions in 2001 and 2002 in order to concentrate on implementing our strategic plan. In 2000, we acquired American Business Products, Inc. and four smaller companies. The acquisitions have been accounted for as purchase transactions. Recording acquisitions in this manner impacts comparability of our financial statements because the results of each of the acquired companies are included in the consolidated results from the dates acquired. When appropriate, we have noted the impacts of our acquisitions in the following discussions of our results.

CONSOLIDATED RESULTS OF OPERATIONS

    The financial statements for all periods presented have been restated as required by generally accepted accounting principles to report the results of our prime label and Curtis 1000 businesses as discontinued operations. Our PrintXcel business had also been reported as a discontinued operation prior to June 2002. Since this business is no longer held for sale, the results of PrintXcel have been reclassified to be included in continuing operations for all periods presented. The summary financial data set forth in the tables that follow present reported amounts as well as comparable financial data for New Mail-Well. The financial data presented for New Mail-Well exclude the results of the prime label, Curtis 1000 and filing products businesses sold in 2002 as well as the results of our digital graphics operations held for sale at December 31, 2002. New Mail-Well results also exclude restructuring, impairments and other charges reported in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000.

    The economic slowdown that began in 2001 continued to adversely affect the sales and margins of our businesses in 2002, especially the portion of our commercial printing business related to print advertising and the direct mail segment of our envelope business. In addition, the market for traditional business forms continues to decline due to the increasing use of laser printing technology by the end-users of these products. We do not expect significant increases in sales and margins until the markets we serve, especially advertising and direct mail, recover. In the meantime, we will continue to control our costs and balance production with the needs of our customers.

SALES

                                                  YEAR ENDED DECEMBER 31                     % CHANGE
                                       --------------------------------------------       ---------------
                                          2002             2001             2000          2002       2001
                                       ----------       ----------       ----------       ----       ----
                                                  (DOLLARS IN THOUSANDS)
Reported.........................      $1,728,705       $1,868,768       $2,044,350       (7)%       (9)%
New Mail-Well*...................      $1,675,713       $1,809,050       $1,975,193       (7)%       (8)%

--------
* Excludes sales of the filing products division of our envelope business sold during 2002 and sales of certain digital graphics operations of our commercial printing business held for sale. New Mail-Well's sales include sales of $3.5 million, $30.2 million and $23.5 million in 2002, 2001 and 2000, respectively, to operations that have been divested which are expected to continue.

    In 2002, sales of New Mail-Well were $133.3 million, or 7%, lower than in 2001.

    * Sales of our envelope business were $61.9 million lower in 2002 than in 2001 primarily due to lower sales to direct mail customers and lower selling prices.

    * Sales of our commercial printing business were $53.4 million lower in 2002 than in 2001 primarily due to reductions in demand by our customers for advertising related printed material. Sales of our high impact printing to our national and regional customers were flat in 2002 while sales of commercial printing to our local customers were weak.

    * Sales of our printed office products were $18.0 million lower in 2002 than in 2001 primarily due to the continuing decline in sales of traditional business forms.

    In 2001, sales of New Mail-Well were $166.1 million, or 8%, lower than in 2000. Excluding the impact of acquisitions completed during 2000, the sales decline was $198.5 million, or 10%.

    * Sales of our envelope business were $35.6 million lower in 2001 than in 2000 primarily due to reductions in spending by our customers on direct mail promotions, lower sales of our high strength specialty envelopes and lower sales to merchant and office products customers.

    * Sales of commercial printing were $147.3 million lower in 2001 than in 2000 primarily due to reductions in demand for advertising related printing and lower sales to our technology and telecommunications customers.

    * Sales of our printed office products business were $15.6 million lower in 2001 than in 2000 as the demand for business forms continued the decline that began in 2000.

    Reported sales in 2002 and 2001 declined from the prior year by similar percentages and were impacted by the same factors as the sales of New Mail-Well.

RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

    We have responded to the impact of the current economic environment on our businesses by continuing to evaluate our operations for improvement opportunities. Because of the significant decline in sales experienced over the last two years, we have taken actions to consolidate facilities, rationalize and realign capacity and otherwise reduce costs. These actions have resulted in significant restructuring and other nonrecurring charges. This process is ongoing, as our industry and markets change, and we will continue to take the actions necessary to react to these changes.

2002 ACTIVITY

    Restructuring and other charges recorded in 2002 were $74.6 million. The following table and discussion present the details of these charges:

                                                                        PRINTED
                                                       COMMERCIAL        OFFICE
                                        ENVELOPE        PRINTING        PRODUCTS       CORPORATE        TOTAL
                                        --------       ----------       --------       ---------       -------
                                                                    (IN THOUSANDS)
Employee separation and related
  expenses........................      $   884         $ 3,206          $1,404         $    --        $ 5,494
Employee training expenses........        7,043              --              --              --          7,043
Project management expenses.......        9,246              --              --              --          9,246
Asset impairment charges, net.....        9,644           3,259             925              --         13,828
Other exit costs..................        4,219           4,691             658              --          9,568
Reversal of unused accrual........         (500)             --              --              --           (500)
                                        -------         -------          ------         -------        -------
    Total restructuring costs.....       30,536          11,156           2,987              --         44,679
Other charges.....................        2,038           4,655             161          23,018         29,872
                                        -------         -------          ------         -------        -------
    Total restructuring, asset
      impairments and other
      charges.....................      $32,574         $15,811          $3,148         $23,018        $74,551
                                        =======         =======          ======         =======        =======

    ENVELOPE. The consolidation of ten of our envelope manufacturing facilities is complete. We began this consolidation in 2001 in order to reduce excess internal capacity and improve utilization of the equipment and resources at our other envelope plants in the United States and Canada. The cost incurred during 2002 related to this consolidation were as follows:

    * Employee training expenses of $7.0 million were incurred to train the new employees that were hired at the plants that absorbed the production of the plants that were closed. The training programs for these employees were between three and nine months in duration.

    * We incurred project management expenses of $9.2 million which were primarily consulting fees and related expenses incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management.

    * Impairment charges of $9.6 million were recorded for property and equipment taken out of service or sold as a result of the plant consolidations, net of $5.9 million received from the sales of those assets.

    * Other costs of $4.2 million include the expenses incurred to move and reinstall equipment, and the cost incurred to restore buildings to the condition required by lease agreements or to prepare them for sale.

    * In 2001, we accrued separation and related employee costs to cover the 920 employees we expected would be affected over the course of this project. As of December 31, 2002, 722 employees had been separated and we have reduced the accrual by $0.5 million.

    As a result of other cost reduction actions, our envelope business incurred employee separation and related employee expenses of $0.9 million in connection the elimination of 139 jobs.

    COMMERCIAL PRINTING. During 2002, we reduced the size of many of our commercial printing operations in response to the significant decline in sales. We incurred $1.9 million in employee separation and related expenses to cover the elimination of 192 jobs. We also recorded impairment charges of $1.3 million for equipment taken out of service and other restructuring costs of $0.7 million for expenses associated with lease commitments and the cost to dismantle, move and reinstall equipment.

    In September 2002, we closed our commercial printing operation in New York City and began the consolidation of our web printing operation in Indianapolis, Indiana with our web plants in St. Louis, Missouri and Baltimore, Maryland. We also moved a web press from our plant in Portland, Oregon to our plant in St. Louis. We incurred employee separation and related expenses of $1.3 million to cover the 132 employees affected by these actions. Impairment charges on equipment taken out of service totaled $2.0 million. We recorded $4.0 million to cover the expenses associated with terminating lease commitments and the costs to dismantle, move and reinstall equipment. We anticipate spending an additional $1.0 million in 2003 to complete the consolidation of our web press operations.

    PRINTED OFFICE PRODUCTS. During 2002, we closed two of our traditional documents plants in response to the decline in the demand for business forms. The employee separation and related employee expenses covering
64 employees was $0.6 million. As of December 31, 2002, all of these employees had been separated. Impairment charges related to equipment taken out of service as a result of these closures totaled $0.6 million. Other restructuring expenses of $0.7 million were incurred primarily to prepare the two plant buildings for sale.

    As a result of other cost reduction measures, Printed Office Products has incurred employee separation and related expenses of $0.8 million in connection with the elimination of 184 jobs and impairments of $0.3 million.

    OTHER CHARGES. Other charges include the following items:

    * In 2001, we initiated several programs to significantly improve operations and marketing effectiveness. These programs included the implementation of best practices, the standardization of costing and pricing systems in our envelope and commercial printing businesses and the alignment of equipment and services to better serve our customers and markets. We used outside assistance in the implementation of these programs which cost $4.4 million in 2002.

    * In connection with the refinancing of our bank credit facility in June 2002, we were required to refinance an operating lease stemming from a sale/leaseback arrangement executed in 1997 and amended in 2000. The value of the equipment subject to the lease was reduced from $34.9 million to $19.1 million, and we were required to pay the difference of $15.8 million. In addition, we wrote off deferred costs of $6.1 million associated with the lease prior to this refinancing.

    * We have recorded an impairment charge of $1.8 million related to the write-down of idle equipment in our commercial printing business to net realizable value.

    * We have incurred severance payments unrelated to the restructure plans of $1.1 million.

    * We have incurred consulting fees of $0.7 million related to tax matters that arose as a result of our divestitures.

2001 ACTIVITY

    The restructuring and other charges totaled $43.1 million in 2001. The following table and discussion present the details of these charges:

                                                   COMMERCIAL       PRINTED OFFICE
                                    ENVELOPE        PRINTING           PRODUCTS          CORPORATE        TOTAL
                                    --------       ----------       --------------       ---------       -------
                                                                    (IN THOUSANDS)
Employee separation and
  related expenses............      $ 9,042          $  385            $   618            $   --         $10,045
Employee training expenses....        2,628              --                 --                --           2,628
Project management expenses...        5,404              --                 --                --           5,404
Asset impairment charges,
  net.........................        8,178             601             (1,300)               --           7,479
Other exit costs..............        6,510           1,978                691                --           9,179
Strategic assessment costs....           --              --                 --             2,677           2,677
                                    -------          ------            -------            ------         -------
    Total restructuring
      costs...................       31,762           2,964                  9             2,677          37,412
Other charges.................        1,360           1,482              1,231             1,600           5,673
                                    -------          ------            -------            ------         -------
    Total restructuring, asset
      impairments and other
      charges.................      $33,122          $4,446            $ 1,240            $4,277         $43,085
                                    =======          ======            =======            ======         =======

    ENVELOPE. The separation and related employee costs covered
923 employees that were expected to be affected over the course of the plant consolidation project described above, of which 359 had been separated as of December 31, 2001. Other exit costs included lease termination costs of $1.4 million, equipment moving expenses and building clean-up costs. As of December 31, 2001, we had completed the closure of three facilities. The $8.2 million asset impairment charge relates to the write down of equipment taken out of service as a result of these plant closures.

    COMMERCIAL PRINTING. Our commercial printing business closed a plant in Philadelphia, Pennsylvania and consolidated two other printing operations in the Philadelphia area. We took these actions to improve our cost effectiveness and our competitive position in the Philadelphia market. The costs associated with the consolidation included employee separation and related expenses covering the elimination of 25 jobs. Other exit costs included expenses incurred for lease termination costs and costs to move and reinstall equipment. Equipment taken out of service was written down $0.6 million to its fair market value.

    PRINTED OFFICE PRODUCTS. Our printed office products business substantially curtailed its operation in Denver, Colorado in 2001. The employee separation and related expenses of $0.6 million were related to the elimination of 62 jobs. Other exit costs were the expenses incurred to dismantle, move and reinstall equipment. Additionally, we reversed an asset impairment charge of $1.3 million taken in 2000 to write-down a building to its estimated fair market value. This building was sold for more than its original carrying value.

    CORPORATE. In developing our strategic plan, we engaged outside advisors to research and evaluate our markets, survey our customers and assess existing strategies. In addition, we engaged financial advisors to evaluate options for improving our capital structure. The cost of these advisors was $2.7 million in 2001.

    OTHER CHARGES. Other charges include the following items:

    * The outside assistance used in the implementation of initiatives in our envelope and commercial printing businesses to establish best practices, standardize our costing and pricing systems, and align equipment and services to better serve our customers and markets totaled $2.2 million in 2001.

    * We wrote-off $0.7 million of costs incurred by our envelope business for a human resource information system that was not implemented.

    * Printed office products incurred $1.2 million of fees and expenses associated with the settlement of a lawsuit.

    * We wrote-off a $1.6 million investment in a company that was developing a service, which would enable the management of the creative process of a printing job online.

2000 ACTIVITY

    We began the comprehensive review of our operations at the end of 2000 and identified certain actions that could be taken at that time. The following table and discussion present the details of restructuring charges, as well as other charges recorded in 2000:

                                                               COMMERCIAL       PRINTED OFFICE
                                                ENVELOPE        PRINTING           PRODUCTS           TOTAL
                                                --------       ----------       --------------       -------
                                                                       (IN THOUSANDS)
Employee separation and related
  expenses................................       $   86          $  188             $1,261           $ 1,535
Asset impairment charges..................           --             749              3,299             4,048
Other exit costs..........................           --             473              1,045             1,518
                                                 ------          ------             ------           -------
    Total restructuring costs.............           86           1,410              5,605             7,101
Other asset impairments...................        1,872           2,036              2,723             6,631
                                                 ------          ------             ------           -------
    Total restructuring, asset impairments
      and other charges...................       $1,958          $3,446             $8,328           $13,732
                                                 ======          ======             ======           =======

    ENVELOPE. Our envelope business closed a resale operation in Vancouver, Washington. The employee separation and related expenses covered the elimination of 19 jobs.

    COMMERCIAL PRINTING. Our commercial printing business consolidated two operations in St. Louis into an existing facility and closed its bindery operation in Mexico. We reduced our total workforce by 165 employees. The losses recorded as a result of the lease terminations and asset impairments were primarily related to the closure of the Mexico bindery.

    PRINTED OFFICE PRODUCTS. Our printed office products business closed its business forms plants in Oceanside, California; Sparks, Nevada; and Houston, Texas. The employee separation and related expenses covering the elimination of 190 jobs totaled $1.3 million. Other exit costs are primarily the cost associated with the termination of lease commitments at these facilities. The loss incurred on the equipment that was sold or abandoned was $3.3 million.

    We incurred asset impairment charges in 2000 totaling $6.6 million that were unrelated to the restructuring. These assets were taken out of service and could not be redeployed or sold, and therefore were written off.

    We completed a restructuring program initiated in 1998 during 2000. Charges recorded in 2000 related to that program totaled $0.8 million.

LOSS ON ASSETS HELD FOR SALE

    In August 2002, we completed the sale of the filing products division of our envelope business, which had been held for sale since June 2001. The loss on assets held for sale recorded in 2002 included a $6.1 million impairment in connection with this divestiture and $0.3 million related to the assets of the digital graphics division held for sale at December 31, 2002.

IMPAIRMENT ON OPERATIONS FORMERLY HELD FOR SALE

    In 2001, we reduced the carrying amount of the net assets of PrintXcel by $33.6 million to reflect its expected net realizable value. PrintXcel's net realizable value was based on estimated sales proceeds, net of expenses and a tax benefit of $11.5 million that would have resulted from the sale. This charge has been reported as an impairment on operations formerly held for sale in the consolidated statement of operations as of December 31, 2001.

    Due to our decision in June 2002 not to sell PrintXcel, we reversed the tax benefit since it would not be realized and $1.1 million of expenses related to the sale that had been accrued but not incurred. The net amount of $10.4 million has been reported as an impairment on operations formerly held for sale in the consolidated statement of operations as of December 31, 2002.

    In October 2002, we discontinued our efforts to sell a portion of the digital graphics division of our commercial printing business. The impairment on operations formerly held for sale in the consolidated statements of operations as of December 31, 2002 and 2001 includes
$2.5 million and $2.9 million, respectively, related to the digital graphics operation no longer held for sale.

OPERATING INCOME (LOSS)

                                                 YEAR ENDED DECEMBER 31                    % CHANGE
                                          -------------------------------------       ------------------
                                            2002          2001           2000          2002        2001
                                          --------       -------       --------       ------       -----
                                                 (DOLLARS IN THOUSANDS)
Reported
    Operating income (loss).........      $(16,456)      $14,824       $130,214       (211)%       (89)%
    Operating margin................            (1)%           1%             6%
New Mail-Well*
    Operating income................      $ 78,280       $83,011       $134,983         (6)%       (39)%
    Operating margin................             5%            5%             7%

--------
* Excludes the operating income of the filing products division of our envelope business sold during 2002 and the operating income of certain digital graphics operations of our commercial printing business held for sale. New Mail-Well's operating income also excludes restructuring, impairment and other charges discussed above.

    In 2002, New Mail-Well's operating income declined $4.7 million, or 6%, compared to 2001. This decline was due primarily to the following:

    * Gross profit declined $28.7 million during 2002. The impact of lower sales and lower margins was partially offset by savings in fixed manufacturing overhead of $36.5 million realized from our restructuring and other cost control initiatives.

    * Savings realized from reductions in selling and administrative expenses totaled $5.6 million for the year.

    * Amortization expense was $13.8 million lower in 2002 than in 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which eliminated the amortization of goodwill.

    The reported operating loss for 2002 was $16.5 million and reflects charges not included in the operating income of New Mail-Well. These charges were as follows:

    * Restructuring, asset impairments and other charges of $74.6 million.

    * The impairment charge of $10.4 million recorded when PrintXcel was reinstated as a continuing operation.

    * The impairment charge of $6.1 million recorded as a result of the sale of our filing products business.

    * In connection with our decision to discontinue efforts to sell one of our digital graphics operations, an impairment charge of $2.5 million was recorded. An impairment charge of $0.3 million was recorded on the digital graphics operations that remain held for sale.

    In 2001, New Mail-Well's operating income declined $52.0 million, or 39%, compared to 2000. Excluding earnings of approximately $3.9 million contributed by acquisitions completed in 2000, the decline was 41%. The reduction in operating income was primarily due to approximately $61.0 million of contribution lost on the decline in sales and $5.0 million due to lower margins. Offsetting these declines were reductions in fixed manufacturing overhead and administrative expenses, which totaled approximately $11.0 million during 2001.

    Reported operating income in 2001 was $14.8 million and reflects restructuring, asset impairments and other charges of $43.1 million and an impairment charge of $36.5 million on operations formerly held for sale. Reported operating income in 2000 reflects restructuring, asset impairments and other charges of $14.5 million.

INTEREST EXPENSE

                                                  YEAR ENDED DECEMBER 31                   % CHANGE
                                           -------------------------------------       -----------------
                                            2002           2001           2000         2002        2001
                                           -------       --------       --------       -----       -----
                                                  (DOLLARS IN THOUSANDS)
Total interest expense...............      $76,031       $ 78,891       $ 92,138        (4)%       (14)%
Less: Allocated to discontinued
  operations.........................       (5,570)       (15,577)       (19,141)
                                           -------       --------       --------
Reported interest expense............      $70,461       $ 63,314       $ 72,997       (11)%       (13)%
                                           =======       ========       ========
New Mail-Well........................      $72,992       $ 69,057       $ 76,610        (6)%       (10)%
                                           =======       ========       ========

    In 2002, interest before allocations to discontinued operations decreased 4% due to lower average outstanding debt despite a higher weighted average interest rate. Our average outstanding debt during 2002 was $872.8 million compared to $978.6 million in 2001. Our weighted average interest rate was 8.59% in 2002 compared to 7.06% in 2001. The increase in the weighted average interest rate was due primarily to the issuance of $350 million of 9 5/8% senior notes on March 13, 2002, the proceeds of which were used to repay bank debt which accrued interest at a lower variable rate and our 5% convertible notes.

    In 2001, total interest expense declined 14% due to lower average debt balances and lower average interest rates. Our average outstanding debt during 2001 was $978.6 million compared to $1,095.1 million in 2000. Our weighted average interest rate was 7.06% in 2001 compared to 8.22% in 2000.

    Reported interest excludes the allocation of interest expense to discontinued operations based on the net assets of those operations relative to the net assets of the Company.

    Interest expense for New Mail-Well was calculated on a pro forma basis as if the actual net proceeds from the sales of our prime label, Curtis 1000 and filing products businesses and the estimated net proceeds of the digital graphics operations held for sale had been received on January 1, 2000.

INCOME TAXES

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                2002          2001          2000
                                                              --------       -------       -------
                                                                     (DOLLARS IN THOUSANDS)
Reported
    Provision (benefit) for income taxes................      $(25,308)      $(5,200)      $21,624
    Effective tax rate..................................          28.5%         10.3%         38.4%
New Mail-Well
    Provision for income taxes..........................      $  1,526       $ 6,312       $21,633
    Effective tax rate..................................          42.8%         52.9%         37.7%

    New Mail-Well's effective tax rate for 2002 decreased by
10.1 percentage points due to the elimination of the net impact of both nondeductible goodwill amortization and nontaxable interest income on the effective rate.

    New Mail-Well's effective tax rate for 2001 increased by
15.2 percentage points due to the impact of nondeductible goodwill amortization on the effective rate.

    The reported effective tax rates for 2002 and 2001 reflect the tax impacts of the permanent differences related to impairment charges.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE AND INCOME (LOSS) PER SHARE--DILUTED

                                                 YEAR ENDED DECEMBER 31                    % CHANGE
                                          -------------------------------------       ------------------
                                            2002           2001          2000         2002         2001
                                          --------       --------       -------       -----       ------
                                                 (DOLLARS IN THOUSANDS)
Income (loss) from continuing
  operations before extraordinary
  items and cumulative effect of a
  change in accounting principle
    Reported........................      $(63,363)      $(45,213)      $34,746       (40)%       (230)%
    New Mail-Well*..................      $  2,045       $  5,622       $35,748       (64)%        (84)%
Income (loss) from continuing
  operations per share before
  extraordinary items and cumulative
  effect of a change in accounting
  principle--diluted
    Reported........................      $  (1.33)      $  (0.95)      $  0.70       (40)%       (236)%
    New Mail-Well*..................      $   0.04       $   0.12       $  0.72       (67)%        (83)%

--------
* Excludes the income of the filing products division of our envelope business sold during 2002 and the income of the digital graphics operations of our commercial printing business held for sale. New Mail-Well's income also excludes restructuring, impairment and other charges discussed above.

    In 2002 and 2001, New Mail-Well's income from continuing operations declined 64% and 84%, respectively. In both years the decline was the result of lower sales and lower margins partially offset by lower fixed manufacturing overhead and lower selling and administrative expenses. Interest expense, which was higher in 2002 than in 2001, was lower in 2001 than in 2000. New Mail-Well's income from continuing operations also benefited from lower amortization expense in 2002.

    Reported income (loss) from continuing operations in 2002, 2001 and 2000 reflect restructuring, impairment and other charges of $93.8 million, $79.6 million and $14.5 million, respectively, discussed above.

LOSS FROM DISCONTINUED OPERATIONS

    The loss from discontinued operations for 2002 was $16.9 million, or $0.35 per share. The loss on discontinued operations reflects the proceeds received from our divestitures of Curtis 1000 and our prime label business, net of related selling expenses and tax benefits. Adjustments of this loss may occur if expenses are different than those estimated or if there are revisions to the tax impact of the sales.

    The loss from discontinued operations for 2001 was $91.0 million, or $1.91 per share and included the following:

    * A write-down of our prime label business and Curtis 1000 to net realizable value in the amount of $88.0 million, net of a tax benefit of $35.4 million, based on estimated sales proceeds; and

    * The actual and forecasted results of our prime label business and Curtis 1000 from the date of the announcement through the expected date of disposal, including an allocation of interest expense and income taxes.

    The loss from discontinued operations of $8.6, or $0.17 per share, million in 2000 reflects the results of our prime label business and Curtis 1000 after the allocation of interest expense and income taxes.

EXTRAORDINARY LOSS

    Results for the year ended December 31, 2002 include an extraordinary charge of $10.1 million, or $0.21 per share. This represents the write-off of deferred financing fees related to our bank credit facility that was refinanced in June 2002.

IMPAIRMENT OF GOODWILL

    The Company adopted SFAS No. 142 on January 1, 2002, which required an impairment test of the goodwill recorded for each of our operating segments as of that date. Our testing indicated an impairment of the goodwill recorded by our commercial printing business. This impairment was due to the significant decline in the performance of our commercial printing business in 2001 and the impact of that decline on expected future cash flows. The fair value of our commercial printing business was estimated by discounting the expected future cash flows and the use of market multiples. Using the estimated fair value of the business and the application of the other provisions of SFAS No. 142, we determined that $111.7 million of commercial printing's goodwill was impaired. This transitional impairment loss was reported as a cumulative effect of a change in accounting principle in the consolidated statement of operations as of December 31, 2002.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE--DILUTED

                                                YEAR ENDED DECEMBER 31                     % CHANGE
                                        ---------------------------------------       ------------------
                                          2002            2001           2000         2002         2001
                                        ---------       ---------       -------       -----       ------
                                                (DOLLARS IN THOUSANDS)
Net income (loss)
    Reported......................      $(202,104)      $(136,217)      $27,618       (48)%       (593)%
    New Mail-Well*................      $   2,045       $   5,622       $35,748       (64)%        (84)%
Net income (loss) per
  share--diluted
    Reported......................      $   (4.24)      $   (2.86)      $  0.56       (48)%       (611)%
    New Mail-Well*................      $    0.04       $    0.12       $  0.72       (67)%        (83)%

--------
* Excludes the net income of the filing products division of our envelope business sold during 2002 and the net income of the digital graphics operations of our commercial printing business held for sale. New Mail-Well's net income also excludes restructuring, impairments and other charges, the extraordinary items, and the change in accounting principle discussed above.

    New Mail-Well's net income and net income per share exclude results of discontinued operations and assets held for sale, restructuring, impairments and other charges, extraordinary items, and the charge related to the goodwill impairment reported as a change in accounting principle.

BUSINESS SEGMENTS

ENVELOPE

    The following table presents the reported sales and operating income of our envelope business, as well as sales and operating income excluding the results of the filing products division that was sold in August 2002 and restructuring and other charges ("New Envelope").

                                                 YEAR ENDED DECEMBER 31                   % CHANGE
                                         --------------------------------------       -----------------
                                           2002           2001           2000         2002        2001
                                         --------       --------       --------       -----       -----
                                                 (DOLLARS IN THOUSANDS)
Net sales
    Reported.......................      $760,487       $835,534       $861,803        (9)%          (3)%
    New Envelope*..................      $719,214       $781,127       $800,821        (8)%          (2)%

Operating income
    Reported.......................      $ 45,302       $ 54,168       $ 90,202       (16)%         (40)%
    New Envelope*..................      $ 75,110       $ 79,248       $ 84,980        (5)%          (7)%

--------
* Excludes sales and operating income of the filing products division that has been sold. New Envelope sales include sales of $1.1 million, $20.0 million and $15.5 million in 2002, 2001 and 2000, respectively, to operations that have been divested and are expected to continue.

    Sales of New Envelope were $61.9 million, or 8% lower, in 2002 than in 2001. The sales decline was due to the following:

    * The average selling price of our envelope products fell 2% in 2002 due to competitive pressures on the prices of many of our products and lower sales of higher value added products. As a result, revenue declined approximately $16.7 million.

    * Sales of our consumer direct envelopes were down approximately
      $25.3 million due primarily to reductions in spending by our customers on direct mail promotions.

    * Sales to the resale segment of the market were down approximately $9.8 million. Our merchant and office products customers lowered inventory in the first half of 2002, which impacted our volume. In addition, we ceased production of certain low margin products, which we sold into the resale segment of the market during 2001.

    * Sales of our high strength specialty envelopes declined $4.7 million in 2002 due to lower demand for these products.

    * In February 2002, we exited the domestic photo envelope market. Sales of these envelopes were $5.4 million in 2001.

    In 2001, sales of New Envelope were $19.7 million, or 2%, lower than in 2000. Excluding the impact of acquisitions completed in 2000, sales were approximately $35.6 million, or 4.0%, lower than in 2000. The sales decline was due to the following:

    * Sales of our consumer direct envelopes declined approximately
      $18.3 million due primarily to reductions by our customers in spending on direct mail promotions.

    * Sales of our high strength specialty envelopes were $12.6 million lower in 2001 due to reduced demand from the U.S. Postal Service.

    * Our merchant and office products customers began to reduce inventories in 2001 in response to the weak economy, which contributed to a $4.7 million decline in sales into the resale segment of the market.

    The operating income of New Envelope was $4.1 million, or 5%, lower in 2002 than in 2001. The decline in operating income was primarily due to lower sales and lower prices in 2002. Contribution lost due to the decline in sales and lower prices was approximately $21.7 million. The savings realized from our consolidation program and other cost reduction initiatives offset $17.6 million of the lost contribution. Reductions in fixed manufacturing overhead totaled $15.9 million, and reductions in administrative expenses totaled $1.7 million.

    In 2001, operating income of New Envelope was $5.7 million, or 7%, lower than in 2000. Excluding the earnings of companies acquired in 2000, the decline was $7.8 million, or 9%. Contribution declined approximately $16.7 million due to lower sales and inefficient manufacturing performance at several of the plants involved in the consolidation program. Reductions in fixed manufacturing overhead and administrative expenses realized from plant consolidations totaled $8.9 million.

    We believe the significant operational restructuring, which began in 2001 and was completed in 2002, will enable our envelope business to compete effectively under the market conditions expected in 2003. Since paper prices increased at the end of 2002 and competitive pressures on pricing are likely to continue, 2003 is expected to be another challenging year. We anticipate realizing additional benefits from the plant consolidations that were completed in 2002 as well as other cost improvement programs initiated during 2002. Our focus in 2003 will be on improving customer service, product quality and manufacturing efficiencies.

COMMERCIAL PRINTING

    The following table presents the reported sales and operating income of our commercial printing business, as well as sales and operating income excluding the results of its operations that are held for sale and restructuring and other charges ("New Commercial Printing").

                                                YEAR ENDED DECEMBER 31                    % CHANGE
                                        --------------------------------------       ------------------
                                          2002           2001           2000          2002        2001
                                        --------       --------       --------       ------       -----
                                                (DOLLARS IN THOUSANDS)
Net sales
    Reported......................      $764,404       $817,937       $961,780         (7)%       (15)%
    New Commercial Printing*......      $751,354       $804,719       $944,855         (7)%       (15)%

Operating income (loss)
    Reported......................      $(16,255)      $ 14,763       $ 54,758       (210)%       (73)%
    New Commercial Printing*......      $ (1,082)      $ 18,096       $ 56,541       (106)%       (68)%

--------
* Excludes sales and operating income of the digital graphics division operations held for sale. New Commercial Printing sales include sales of $1 million, $3 million and $0.5 million in 2002, 2001 and 2000, respectively, to operations that have been divested and are expected to continue.

    In 2002, sales of New Commercial Printing declined $53.4 million, or 7%, compared to sales in 2001. Due to strong sales in the fourth quarter of 2002, sales of our high impact printing business for national and regional customers were comparable to such sales in 2001. Excluding sales of $11.9 million of a company acquired in 2002, sales of our local commercial printing business were $65.3 million lower in 2002 than in 2001. The following factors contributed to the sales decline in our local business in 2002:

    * Approximately 50% of our commercial printing sales are related to advertising. Many of our customers have significantly reduced promotional spending in response to the economic slowdown and this has had a significant impact on the sales volume at all of our printing operations serving local markets.

    * Sales in the Philadelphia market were $24.0 million lower in 2002 than in 2001. This decline was due in part to the closure of a plant in Philadelphia in April 2001. Much of the work produced by this plant was marginal work which could not be produced profitably at any of our other facilities in the Mid-Atlantic area. In October 2001, we consolidated two plants serving this market, and many of our customers did not move their printing to our new facility.

    * Sales at our plant in Indianapolis declined $13.8 million during 2002. In our efforts to improve the profitability of this plant, we lost some of our low margin business. In addition, demand for long run web business at this plant was weak. We are in the process of moving the web presses in Indianapolis to our web plants in St. Louis and Baltimore.

    * Sales of our plant in New York City declined $5.6 million, or 32%, in 2002. We ceased production at this plant in September 2002.

    In 2001, sales of New Commercial Printing declined $140.1 million, or 15%, compared to sales in 2000. The economic slowdown, which began to affect the printing industry in the fourth quarter of 2000, had a significant impact on all of our printing operations during 2001. Overall demand for commercial printing, especially advertising related printing, was weak in 2001. In addition, sales to our technology and telecommunications customers, which were strong in 2000, were down approximately $30.0 million in 2001. The impact of the sales decline on our national and local businesses was as follows:

    * Sales of our high impact national business were $77.9 million, or 25%, lower in 2001 than in 2000.

    * Sales of our local commercial printing business were $62.2 million, or 10%, lower in 2001 than in 2000.

    Operating income of New Commercial Printing declined $19.2 million in 2002 compared to 2001. This significant decline in profitability was due to lower sales and lower margins. New Commercial Printing lost contribution of $21.3 million due to the decline in sales. Cost reduction initiatives reduced fixed manufacturing overhead and administrative expenses by approximately $14.3 million in 2002. However, competitive pricing pressures and inefficient manufacturing performance at several plants negated most of these savings.

    In 2001, operating income of New Commercial Printing declined $38.4 million, or 68%, compared to 2000. The decline was primarily related to the significant sales decline in 2001 and increased competition, which reduced contribution by more than $40.0 million. Administrative expenses were reduced $3.3 million.

    We do not expect market conditions for commercial printing to improve significantly in 2003. Sales in the second half of 2002 were improved over the first half, and we are hopeful that this trend will continue into 2003. Over the last two years we have initiated programs to improve customer service, strengthen customer relationships, reduce costs and improve business processes. We expect to realize the benefits of these initiatives in 2003.

PRINTED OFFICE PRODUCTS

    The following table presents the reported sales and operating income of our printed office products business, as well as sales and operating income excluding restructuring and other charges ("New Printed Office Products").

                                                 YEAR ENDED DECEMBER 31                    % CHANGE
                                         --------------------------------------       ------------------
                                           2002           2001           2000         2002        2001
                                         --------       --------       --------       ----       -------
Net sales
    Reported.......................      $203,814       $215,297       $220,767       (5)%         (3)%
    New Printed Office Products*...      $205,145       $223,204       $229,517       (8)%         (3)%

Operating income
    Reported.......................      $ 16,838       $ 18,127       $ 16,306       (7)%         11%
    New Printed Office Products....      $ 19,987       $ 19,367       $ 24,634        3%         (21)%

--------
* Sales of New Printed Office Products include sales of $1.3 million, $7.9 million and $8.8 million in 2002, 2001 and 2000, respectively, to operations that have been sold and are expected to continue.

    In 2002, sales of New Printed Office Products declined $18.0 million, or 8%, compared to sales in 2001. An explanation of the sales decline was as follows:

    * Sales of traditional business forms were $12.2 million lower in 2002 than in 2001. Demand for business forms has been declining for several years as businesses have acquired laser-printing capabilities. Also, the consolidation of two traditional document plants in 2002 affected revenues in 2002 since we were not able to retain all of the sales associated with the plants that were closed.

    * Sales of label products were $4.6 million lower in 2002 than 2001 due primarily to a decline in sales to quick printers and lower sales of labels with patriotic themes, which were unusually high in the fourth quarter of 2001.

    In 2001, sales of New Printed Office Products declined $6.3 million, or 3%, compared to sales in 2000. Excluding the sales of a company acquired in early 2000, the decline was $15.6 million. The decline in sales of traditional business forms was $15.9 million in 2001. Growth in sales of our specialty mailer products of $5.7 million offset lower sales of label products.

    Operating income of New Printed Office Products increased $0.6 million, or 3%, in 2002 compared to 2001 despite the decline in sales. The contribution lost as a result of the sales decline was approximately
$3.4 million, which was more than offset by $4.0 million in reductions in fixed manufacturing overhead and administrative expenses.

    Operating income of New Printed Office Products was $5.3 million lower in 2001 compared to 2000. The decline was $7.1 million excluding the impact of the acquisition completed in 2000 and was the result of the contribution lost on lower sales and lower margins in 2001. Reductions in overhead expenses in 2001 totaled $1.8 million.

    In 2003, we expect continued erosion in demand for traditional business forms. However, we expect to stabilize sales in 2003, by increasing sales of our specialty mailer products and several new label product initiatives. We also expect to fully realize the benefits of the two plant consolidations, which were completed in 2002.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2002, our debt had been reduced $91.3 million to $763.9 million from the balance of $855.2 million at December 31, 2001.
We generated $23.0 million of cash flow from operations compared to $170.9 million in 2001 and $153.2 million in 2000. The decrease in operating cash flow was due to the greater loss in 2002 and a smaller cash flow benefit from the reductions made in working capital in 2002 compared to 2001. Reductions in working capital, which consist of current assets exclusive of cash and cash equivalents and net assets of discontinued operations, less current liabilities, exclusive of the current portion of long-term debt, increased cash flow from operations by $3.8 million in 2002, $93.1 million in 2001 and $39.6 million in 2000. A portion of the decrease in working capital has been the result of the Company's practice of extending payments to its suppliers, with their agreement, to better balance the days payable outstanding with the days sales outstanding. The Company's standard payment terms have been increased to 45 days. The impact of this practice on the amounts due to our suppliers over the last two quarters of 2002 has been less than $25.0 million.

    Capital expenditures, excluding acquisitions, were $30.9 million in 2002, $32.7 million in 2001 and $67.1 million in 2000. We anticipate capital expenditures of approximately $40.0 million in 2003.

    In 2002 and 2001, acquisition spending was reduced significantly to $2.6 million and $3.8 million, respectively. In 2002, we purchased the in-house printing and fulfillment operations of American Express Company. In 2001, we purchased a small printing and fulfillment operation in Denver, Colorado. In 2000, we obtained a new senior secured credit facility to fund the acquisition of American Business Products, Inc. for $331.0 million in cash plus $7.5 million of assumed debt. We sold the extrusion coating and laminating operation of American Business Products in September 2000 for after-tax cash proceeds of approximately $110.6 million. Other acquisitions in 2000 included three commercial printing companies and an envelope company. The cash paid for these four companies totaled $53.2 million.

    During 2002, we completed a significant restructure of our outstanding debt. In March 2002, we sold $350 million of 9 5/8% senior notes due 2012. We used the net proceeds from this offering to repay $197.0 million of our bank term debt, $134.0 million of our revolving credit facility, and $9.2 million of other debt. The remaining $2.0 million of net proceeds from the offering were used for other working capital needs.

    Also in March 2002, we applied $20.5 million of net proceeds received from the sale of Curtis 1000 to the repayment of our bank term debt. In
May 2002, we applied $67.0 million of net proceeds received from the sale of our prime label business to the repayment of our bank term debt.

    In June 2002, we entered into a three-year $300 million senior secured credit facility with a syndicate of banks. The purpose of this new facility was to enable the refinancing of our existing bank term debt and secure financing for ongoing working capital needs and other general corporate purposes. Loans made under this facility are issued on a revolving basis and are subject to availability and a borrowing base. Loans bear interest at a base rate or LIBOR, plus a margin, and are secured by substantially all of our assets.

    In August 2002, we applied the net proceeds of $31.5 million received from the sale of the filing products division of our envelope business to the reduction of our revolving loan balance. On November 1, 2002, we redeemed the $139.1 million of convertible subordinated notes due on that date.

    The following table summarizes our cash payment obligations as of December 31, 2002 by year:

                                                                        TOTAL CASH
                             LONG-TERM DEBT       OPERATING LEASES      OBLIGATIONS
                             --------------       ----------------      -----------
2003.......................     $  2,961              $ 33,054           $ 36,015
2004.......................        1,228                27,074             28,302
2005.......................      102,879                23,817            126,696
2006.......................          787                19,245             20,032
2007.......................          842                14,469             15,311
Thereafter.................      655,202                12,608            667,810
                                --------              --------           --------
Total......................     $763,899              $130,267           $894,166
                                ========              ========           ========

    At December 31, 2002, we had outstanding letters of credit of approximately $24.5 million related to performance and payment guarantees. In addition, we have issued letters of credit of $2.3 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our credit ratings as of December 31, 2002 were as follows:

                        SENIOR         SENIOR            SENIOR
                        SECURED       UNSECURED       SUBORDINATED
RATING AGENCY            DEBT           DEBT              DEBT           LAST UPDATE
-------------           -------       ---------       ------------       -----------
Standard & Poor's.....    BB-            BB-               B               July-02
Moody's...............    B1             B1                B3            February-02

    The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital.

    We expect to be able to fund our operations, capital expenditures and debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior credit facility. At December 31, 2002, we had $128.1 million of unused credit available under this credit facility.

SEASONALITY AND ENVIRONMENT

    Our commercial printing business experiences seasonal variations. Our revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October, and calendars from May to September. As a result of these seasonal variations, we are at or near capacity in some facilities at certain times during these periods.

    Several consumer direct market segments served by our envelope business and certain segments of the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases. Seasonality is offset by the diversity of our other products and markets, which are not materially affected by seasonal conditions.

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

    In 2002, upon adoption of SFAS No. 142 we recorded a $111.7 million impairment of the goodwill recorded by our commercial printing business as a change in accounting principle. Our estimate of this impairment was based on discounting the future cash flows of this business and comparisons to market multiples of other similar companies. In preparing projected future cash flows, we used our judgment in projecting the profitability of this business, its growth in future years, the capital spending required, the working capital requirements and the selection of a discount rate. In our comparisons to market multiples of other similar companies, we used our judgment in the selection of the companies used in the analysis.

    We will reevaluate the carrying value of our goodwill as of December 1 of each year, or earlier, if there are indications of impairment. Our evaluation as of December 1, 2002 indicated no additional impairment over what was recorded upon the adoption of SFAS No. 142 on January 1, 2002.

    In 2002, the decision was made to reinstate the PrintXcel business as an operating asset. Under generally accepted accounting principles, when a business that was held for sale is reinstated as a continuing operation, it is to be recorded at the lower of its carrying value or fair market value. In 2001, we reduced the carrying value of the net assets of this business to its net realizable value. We based our determination of the net realizable value of this business on the advice provided to us by our financial advisors. Our internal valuations of this business support its current carrying value, which approximates its fair market value.

    Assets held for sale have been recorded at net realizable value. The net realizable value of the assets held for sale is based on a letter of intent received from a prospective buyer. We do not expect the actual proceeds to be significantly different from our estimates; however, until the sale is completed, the possibility exists that the actual proceeds could be materially different from our estimate.

    We exercise judgment in evaluating our long-lived assets for impairment. We believe our businesses will generate sufficient cash flow to more than recover the investments we have made in property, plant and equipment and other intangibles recorded as a result of our acquisitions.

    We are self insured for the majority of our workers' compensation costs and group health insurance costs. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

    The determination of our tax provision is complex due to operations in tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income and future capital gains.

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Mail-Well will adopt SFAS No. 143 as of January 1, 2003. The Company does not expect the impact of the adoption of SFAS No. 143 to have a material impact on the consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds SFAS
No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion
No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The
Company will adopt the provisions of SFAS No. 145 as of January 1, 2003 and will reclassify extraordinary items from all prior periods into income from continuing operations upon adoption.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

    In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.
FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The adoption of the fair value provisions of this interpretation are not expected to have any impact on the financial statements of the Company. The disclosure requirements are effective immediately and are provided for in Note 7 to the consolidated financial statements.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS
No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS
No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and disclosure requirements of SFAS No. 148 are effective for 2003. The Company does not currently plan to transition to a fair value method of accounting for stock-based employee compensation.

AVAILABLE INFORMATION

    Our Internet address is: www.mailwell.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities Exchange Commission. In addition, our earnings conference calls and presentations to securities analysts are web cast live via our website.

FORWARD LOOKING INFORMATION

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Such statements reflect our current views of Mail-Well with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

    In addition to those described elsewhere in this report the following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

    * We reported losses for 2002 and 2001 primarily as a result of expenses related to our restructuring initiatives and the economic slowdown. The slowdown in the economy has significantly impacted our sales. Reductions by our customers in spending on printed advertising material and direct mail promotions impacted sales of commercial printing and envelopes. In addition, sales of traditional business forms by our printed office products business have declined. Our ability to return to profitability depends in part on our customers' recovery from this slowdown and the realization of the benefits of our restructuring and other cost reduction initiatives.

    * We formed our company through the acquisition of over 50 separate businesses. Until 2001 our business philosophy was generally to continue to operate these businesses as separate businesses operating autonomously in their historic markets. In 2001, we adopted our existing strategy described in this report which focuses on the integration of our businesses and operational improvements through the sale of non-core assets, consolidation of facilities and sharing of best practices. Part of our strategy for growing market share includes market focused regionalization within our segments and training our sales force to offer our full array of products and services to existing and prospective customers. This strategy is designed to capitalize upon the depth and breadth of our products and geographical footprint especially with large regional and national buyers of printed products. To be successful with this part of our strategy certain of our customers will need to change the way they buy printed products as one stop shopping has not been traditionally available except through resellers. In addition, our sales people will need to be intensely trained and change the way they focus on new customer opportunities because in the past they generally only sold the products offered at the location out of which they work. We believe that this one stop shopping, total company strategy will be accepted by customers as a way to streamline the procurement process and thereby reduce procurement costs. However, this strategy is generally untested and therefore there is no assurance that it will be successful.

    * In the past, we have grown rapidly through acquisitions. Although we believe that our experience in making acquisitions is an important asset, the terms of our senior credit facility limit the acquisitions that we may currently pursue. To the extent that we pursue acquisitions, we cannot be certain that we will be able to identify and acquire other businesses on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate the acquired businesses into our current business or profitably manage them.

    * The industries in which we compete are generally characterized by individual orders from customers or short-term contracts. Most of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific jobs, and repeat business largely depends on our customers' satisfaction with the work we do. Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various printing operations in any given quarter. We depend to some extent on sales to certain industries such as the advertising and automotive industries. We estimate that approximately 50% of our commercial printing sales are related to advertising. To the extent these industries experience downturns, as is currently the case in advertising, the results of our operations are adversely affected.

    * The printing industry in which we compete, including the printed office products industry, is extremely fragmented and highly competitive. In the market, we compete against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality. In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets. There currently is excess capacity in the markets in which we compete, which could result in excessive price competition. We are constantly seeking ways to reduce our costs and become more efficient competitors. However, we cannot be certain that these efforts will be successful or that our competitors will not be more successful in their similar efforts to reduce costs and become more efficient. If we fail to reduce costs and increase productivity, we may face decreased profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

    * Most envelopes used in the United States and Canada are sent through the mail and as a result, postal rates can significantly affect envelope usage. Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent, including direct mail, which is a significant portion of our envelope volume. We cannot be sure that direct mail marketers will not reduce their volume as a result of any increases. Because rate increases in the U.S. and Canada are outside our control, we can provide no assurance that any increases in U.S. and/or Canadian postal rates will not have a negative effect on the level of mail sent, or the volume of envelopes purchased, in either or both countries. In such event, we would expect to experience a decrease in cash flow and profitability or financial position. Factors other than postal rates that detrimentally affect the volume of mail sent through the U.S. and Canadian postal systems may also negatively affect our business. If the threats of mass bio-terrorism in the U.S. mail system persist, or if there is a perception of a lack of safety in the U.S. or Canadian postal systems, we cannot be sure that direct mail marketers will not reduce their volume as a result of any such persisting threats or insecurity, or that such decreases in demand will not have a negative effect on the level of mail sent or the volume of envelopes purchased.

    * As of December 31, 2002, we had approximately 10,200 full-time employees, of whom approximately 2,000 were members of various local labor unions. If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. A lengthy strike could result in a material decrease in our cash flow or profitability.

    * Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do no affect the operating margins of our commercial printing and printed office products businesses because we historically have been able to pass on paper price increases and increased proceeds from waste paper sales. Paper pricing does, however, impact the operating margins of our envelope business because we generally are not able to increase our prices as quickly as paper prices increase. We cannot be certain that we will be able to continue to pass on future increases in the cost of paper. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in our volume of units sold. Although we have been successful in negotiating favorable pricing terms with paper vendors, we cannot be certain we will be successful in negotiating favorable pricing terms in the future. This may result in decreased sales volumes as well as decreased cash flow and profitability. Due to the significance of paper in the manufacture of most of our products, we depend on the availability of paper.

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

    * Our business is highly dependent upon the demand for envelopes sent through the mail. Such demand comes from utility companies, banks and other financial institutions, among others. Our printing business also depends upon demand for printed advertising and business forms, among others. Customers increasingly use the Internet and other electronic media to purchase goods and services, and for other purposes such as paying utility and credit card bills. Advertisers use the Internet and other electronic media for targeted campaigns directed at specific electronic user groups. Large and small businesses use electronic media to conduct business, send invoices and collect bills. As a result, we expect the demand for envelopes and other printed materials for these purposes to decline. Although we expect countervailing trends, such as the growth of targeted direct mail campaigns based upon mailing lists generated by electronic purchases, to cause overall demand for envelopes and other printed materials to continue to grow at rates comparable to recent historical levels, we cannot be certain that the acceleration of the trend towards electronic media such as the Internet and other alternative media will not cause a decrease in the demand for our products.

    * Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharge, waste generation, handling, management and disposal, and remediation of contaminated sites. In addition, some of the sellers from which we have bought businesses in the past have been designated as potentially responsible parties under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, or similar legislation in Canada, with respect to off-site disposal of hazardous waste at two sites. CERCLA imposes strict, and in certain circumstances joint and several, liability for response costs. Liability may also include damages to natural resources. We believe that we have minimal exposure as a result of such designations, either because indemnities obtained in the course of acquisitions or because of the de minimis nature of the claims, or both. We also believe that our current operations are in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that available indemnities will be adequate to cover all costs or that currently unknown conditions or matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not have a material adverse effect on our business or operations in the future.

    * Our success will continue to depend to a significant extent on our executive officers and other key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future. In addition, the success of any acquisitions we may pursue may depend, in part, on our ability to retain management personnel of the acquired companies. We do not carry key-person insurance on any of our managerial personnel.

    * Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and the New York Stock Exchange could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

    The foregoing list of important factors is not exclusive. A further description of these and other risks and uncertainties may be found in our subsequent filings with the SEC which can be found on our website discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor did we hedge interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts as of December 31, 2002. However, the Board of Directors have given management authority to engage in interest rate swaps and we are currently considering this option.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At December 31, 2002 and 2001, we had variable rate debt outstanding of $103.8 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which is $301.8 million, would increase our interest expense by $3.0 million and reduce our net income by approximately
$1.9 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Mail-Well, Inc.

    We have audited the accompanying consolidated balance sheets of Mail-Well, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2002 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail-Well, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Denver, Colorado
February 5, 2003

                               MAIL-WELL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                    (dollars in thousands)

                                                                          DECEMBER 31
                                                                  ---------------------------
                                                                     2002             2001
                                                                  ----------       ----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................      $    2,650       $      894
    Accounts receivable, net................................         219,924          233,045
    Inventories, net........................................         103,533          111,648
    Net assets of discontinued operations...................              --          129,568
    Net assets held for sale................................           4,492           32,613
    Other current assets....................................          45,762           71,281
                                                                  ----------       ----------
        TOTAL CURRENT ASSETS................................         376,361          579,049

Property, plant and equipment, net..........................         379,624          428,564
Goodwill, net...............................................         290,361          399,901
Other intangible assets, net................................          18,586           20,822
Other assets, net...........................................          42,435           48,531
                                                                  ----------       ----------
    TOTAL ASSETS............................................      $1,107,367       $1,476,867
                                                                  ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................      $  151,930       $  160,659
    Accrued compensation and related liabilities............          53,292           51,407
    Other current liabilities...............................          67,848           62,520
    Current maturities of long-term debt....................           2,961          303,170
                                                                  ----------       ----------
        TOTAL CURRENT LIABILITIES...........................         276,031          577,756

Long-term debt..............................................         760,938          552,051
Deferred income taxes.......................................          10,336           88,393
Other liabilities...........................................          17,294           16,790
                                                                  ----------       ----------
    TOTAL LIABILITIES.......................................       1,064,599        1,234,990
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...............................              --               --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,337,031 and 48,325,801 shares issued
      and outstanding as of December 31, 2002 and 2001,
      respectively..........................................             483              483
    Paid-in capital.........................................         213,826          214,138
    Retained earnings (deficit).............................        (155,481)          46,623
    Deferred compensation...................................          (2,471)          (3,359)
    Accumulated other comprehensive loss....................         (13,589)         (16,008)
                                                                  ----------       ----------
        TOTAL SHAREHOLDERS' EQUITY..........................          42,768          241,877
                                                                  ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $1,107,367       $1,476,867
                                                                  ==========       ==========

                       See notes to consolidated financial statements.

                                  MAIL-WELL, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except earnings per share amounts)

                                                                    YEAR ENDED DECEMBER 31
                                                         --------------------------------------------
                                                            2002             2001             2000
                                                         ----------       ----------       ----------
Net sales..........................................      $1,728,705       $1,868,768       $2,044,350
Cost of sales......................................       1,385,361        1,481,135        1,599,613
                                                         ----------       ----------       ----------
Gross profit.......................................         343,344          387,633          444,737
Operating expenses:
    Selling, general and administrative............         263,734          277,004          283,983
    Amortization of intangibles....................           2,237           16,197           16,052
    Impairment loss on assets held for sale........           6,436               --               --
    Impairment on operations formerly held for
      sale.........................................          12,842           36,523               --
    Restructuring, asset impairments and other
      charges......................................          74,551           43,085           14,488
                                                         ----------       ----------       ----------
Operating income (loss)............................         (16,456)          14,824          130,214
Other expense:
    Interest expense...............................          70,461           63,314           72,997
    Other..........................................           1,754            1,923              847
                                                         ----------       ----------       ----------
Income (loss) from continuing operations before
  income taxes, extraordinary items and cumulative
  effect of a change in accounting principle.......         (88,671)         (50,413)          56,370
Provision (benefit) for income taxes...............         (25,308)          (5,200)          21,624
                                                         ----------       ----------       ----------
Income (loss) from continuing operations before
  extraordinary items and cumulative effect of a
  change in accounting principle...................         (63,363)         (45,213)          34,746
Loss from discontinued operations..................              --           (2,982)          (8,575)
Loss on disposal of discontinued operations........         (16,868)         (88,022)              --
Extraordinary items................................         (10,125)              --            1,447
Cumulative effect of a change in accounting
  principle........................................        (111,748)              --               --
                                                         ----------       ----------       ----------
Net income (loss)..................................      $ (202,104)      $ (136,217)      $   27,618
                                                         ==========       ==========       ==========
Earnings (loss) per share--basic:
    Continuing operations..........................      $    (1.33)      $    (0.95)      $     0.71
    Discontinued operations........................           (0.35)           (1.91)           (0.17)
    Extraordinary items............................           (0.21)              --             0.03
    Cumulative effect of a change in accounting
      principle....................................           (2.35)              --               --
                                                         ----------       ----------       ----------
    Earnings (loss) per share--basic...............      $    (4.24)      $    (2.86)      $     0.57
                                                         ==========       ==========       ==========
Earnings (loss) per share--diluted:
    Continuing operations..........................      $    (1.33)      $    (0.95)      $     0.70
    Discontinued operations........................           (0.35)           (1.91)           (0.17)
    Extraordinary items............................           (0.21)              --             0.03
    Cumulative effect of a change in accounting
      principle....................................           (2.35)              --               --
                                                         ----------       ----------       ----------
    Earnings (loss) per share--diluted.............      $    (4.24)      $    (2.86)      $     0.56
                                                         ==========       ==========       ==========
    Weighted average shares--basic.................          47,665           47,562           48,789
    Weighted average shares--diluted...............          47,665           47,562           56,678

                           See notes to consolidated financial statements.

                                        MAIL-WELL, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------------
                                                                     2002             2001             2000
                                                                  -----------       ---------       -----------
Cash flows from operating activities:
  Income (loss) from continuing operations..................      $   (63,363)      $ (45,213)      $    34,746
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by operating
    activities:
       Depreciation.........................................           47,818          47,199            48,379
       Amortization.........................................            7,635          22,203            20,763
       Noncash portion of restructuring, impairment and
          other charges.....................................           42,282          47,596             4,048
       Loss on assets held for sale.........................            6,436              --                --
       Deferred income taxes................................          (21,388)          5,063             9,006
       Loss (gain) on disposal of assets....................              346           1,241              (703)
       Other noncash charges, net...........................               91             958               902
  Changes in operating assets and liabilities, excluding the effects of acquired businesses:
       Accounts receivables.................................           12,756          57,135           (11,184)
       Inventories..........................................            8,906          20,160             1,269
       Accounts payable and accrued compensation............          (11,036)         24,942            21,794
       Income taxes payable.................................            4,193          (5,824)           27,343
       Other working capital changes........................           (7,130)         (3,359)             (489)
       Other, net...........................................           (4,575)         (1,166)           (2,702)
                                                                  -----------       ---------       -----------
         Net cash provided by operating activities..........           22,971         170,935           153,172
Cash flows from investing activities:
      Acquisitions, net of cash acquired....................           (2,610)         (3,838)         (226,669)
      Capital expenditures..................................          (30,896)        (32,742)          (67,063)
      Proceeds from divestitures, net.......................          122,330              --           110,646
      Proceeds from sales of property, plant and
        equipment...........................................           11,995           3,782            31,137
      Purchase of investment................................               --            (100)           (1,500)
                                                                  -----------       ---------       -----------
        Net cash provided by (used in) investing
          activities........................................          100,819         (32,898)         (153,449)
Cash flows from financing activities:
      Decrease in accounts receivable financing facility....               --         (75,000)          (73,500)
      Proceeds from exercise of stock options...............               18             413               335
      Proceeds from issuance of long-term debt..............        1,635,102         634,404         1,131,069
      Repayments of long-term debt..........................       (1,726,718)       (699,522)         (879,765)
      Capitalized loan fees.................................          (18,624)         (4,439)          (15,002)
      Repurchases of common stock...........................               --              --           (10,000)
      Redemption of a nonvoting common stock of a
        subsidiary..........................................               --              --            (3,508)
                                                                  -----------       ---------       -----------
        Net cash provided by (used in) financing
          activities........................................         (110,222)       (144,144)          149,629
Effect of exchange rate changes on cash and cash
 equivalents................................................             (985)            (73)              (10)
Cash flows from discontinued operations.....................          (10,827)          6,612          (149,052)
                                                                  -----------       ---------       -----------
        Net increase in cash and cash equivalents...........            1,756             432               290
Cash and cash equivalents at beginning of year..............              894             462               172
                                                                  -----------       ---------       -----------
Cash and cash equivalents at end of year....................      $     2,650       $     894       $       462
                                                                  ===========       =========       ===========

                                See notes to consolidated financial statements.

                                              MAIL-WELL, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (in thousands)

                                                                                                ACCUMULATED
                                                                    RETAINED                       OTHER           TOTAL
                                                COMMON   PAID-IN    EARNINGS      DEFERRED     COMPREHENSIVE   SHAREHOLDERS'
                                                STOCK    CAPITAL    (DEFICIT)   COMPENSATION   INCOME (LOSS)      EQUITY
                                                ------   --------   ---------   ------------   -------------   -------------
BALANCE AT DECEMBER 31, 1999..................   $492    $219,795   $ 155,222     $    --        $   (199)       $ 375,310
Comprehensive income (loss):
  Net income..................................                         27,618                                       27,618
  Other comprehensive loss:
    Pension liability adjustment, net of tax
     benefit of $72...........................                                                       (115)            (115)
    Currency translation adjustment...........                                                     (6,555)          (6,555)
    Unrealized loss on investments, net of tax
     benefit of $412..........................                                                       (659)            (659)
                                                                                                                 ---------
      Other comprehensive loss................                                                                      (7,329)
                                                                                                                 ---------
        Total comprehensive income............                                                                      20,289
Exercise of stock options.....................      1         334                                                      335
Purchase and retirement of common stock.......    (18)     (9,982)                                                 (10,000)
Other.........................................     (1)        (80)                                                     (81)
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2000..................    474     210,067     182,840          --          (7,528)         385,853
Comprehensive income (loss):
  Net loss....................................                       (136,217)                                    (136,217)
  Other comprehensive income (loss):
    Pension liability adjustment, net of tax
     benefit of $581..........................                                                       (928)            (928)
    Currency translation adjustment...........                                                     (8,467)          (8,467)
    Unrealized loss on investments, net of tax
     of $119..................................                                                        915              915
                                                                                                                 ---------
      Other comprehensive loss................                                                                      (8,480)
                                                                                                                 ---------
        Total comprehensive loss..............                                                                    (144,697)
Exercise of stock options.....................      2         411                                                      413
Issuance of restricted shares.................      7       3,679                  (3,686)                              --
Amortization of deferred compensation.........                                        327                              327
Other.........................................                (19)                                                     (19)
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2001..................    483     214,138      46,623      (3,359)        (16,008)         241,877
Comprehensive income (loss):
Net loss......................................                       (202,104)                                    (202,104)
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $744............................                                                     (1,190)          (1,190)
  Currency translation adjustment.............                                                      3,609            3,609
                                                                                                                 ---------
    Other comprehensive income................                                                                       2,419
                                                                                                                 ---------
      Total comprehensive loss................                                                                    (199,685)
Cancellation of restricted shares.............     (1)       (451)                    452                               --
Issuance of restricted shares.................      1         121                    (122)                              --
Exercise of stock options.....................                 18                                                       18
Amortization of deferred compensation.........                                        558                              558
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2002..................   $483    $213,826   $(155,481)    $(2,471)       $(13,589)       $  42,768
                                                 ====    ========   =========     =======        ========        =========

                                      See notes to consolidated financial statements.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS

    Mail-Well, Inc. and subsidiaries (collectively, the "Company") prints and manufactures envelopes in the United States and Canada and is a leading commercial printer in the United States. The Company is also a printer of custom documents for the distributor market. The Company, headquartered in Englewood, Colorado, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol "MWL".

  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Mail-Well, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated and all amounts and disclosures have been restated to reflect only the Company's continuing operations.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, establishing the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization, tax assets and liabilities and other contingencies. Actual results could differ from those estimates.

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

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on deposit and investments with original maturities of three-months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

  ACCOUNTS RECEIVABLE

    The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Allowances for doubtful accounts of $4.7 million and $5.4 million have been applied as reductions of accounts receivable at December 31, 2002 and 2001, respectively.

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    For financial reporting purposes, depreciation is calculated using the straight-line method based on the estimated useful lives of 15 to 45 years for buildings and improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures. For tax purposes, depreciation is computed using accelerated methods.

  COMPUTER SOFTWARE

    The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs included in property, plant and equipment net of depreciation were $7.5 million and $8.8 million at December 31, 2002 and 2001, respectively.

  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and, prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets on January 1, 2002, was amortized on a straight-line basis over 40 years. Other intangible assets primarily arise from the purchase price allocations of businesses acquired and are based on independent appraisals or internal estimates and are amortized on a straight-line basis over appropriate periods.

  DEBT ISSUANCE COSTS

    Direct expenses such as legal, accounting and underwriting fees incurred to issue debt, are reported in the consolidated balance sheets as other assets. These deferred financing fees, which were $18.9 million and $33.6 million at December 31, 2002 and 2001, respectively, net of accumulated amortization, are amortized over the term of the related debt as interest expense. The amounts amortized for the years ended December 31, 2002, 2001 and 2000 were $5.4 million, $6.0 million and $4.7 million, respectively.

  LONG-LIVED ASSETS

    Long-lived assets, except for goodwill and indefinite life intangible assets, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated future undiscounted cash flows generated by their use. Impaired assets are written down to their estimated fair market value. Assets to be disposed of are reported at the lower of the carrying value or the fair market value less costs to sell. Beginning January 1, 2002, goodwill and indefinite life intangible assets were evaluated for impairment under the provisions of SFAS No. 142 (see
Note 2).

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  STOCK-BASED COMPENSATION

    Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock.

    The following table illustrates the pro forma effect of net income
(loss) and earning (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

                                                                2002            2001          2000
                                                              ---------       ---------      -------
     Net income (loss):
          As reported.....................................    $(202,104)      $(136,217)     $27,618
          Pro forma.......................................    $(205,747)      $(140,587)     $24,253
     Earnings (loss) per share--basic:
          As reported.....................................    $   (4.24)      $   (2.86)     $  0.57
          Pro forma.......................................    $   (4.32)      $   (2.96)     $  0.50
     Earnings (loss) per share--diluted:
          As reported.....................................    $   (4.24)      $   (2.86)     $  0.56
          Pro forma.......................................    $   (4.32)      $   (2.96)     $  0.52

     The effect on 2002, 2001 and 2000 pro forma net income (loss), earnings (loss) per share--basic and earnings (loss) per share--diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options in future years. See Note 10 for the assumptions used to compute the pro forma amounts.

  NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Mail-Well will adopt SFAS No. 143 as of January 1, 2003. The Company does not expect the impact of the adoption of SFAS No. 143 to have a material impact on the consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The Company will adopt the provisions of SFAS No. 145 in fiscal year 2003 and will reclassify extraordinary items from all prior periods into income from continuing operations upon adoption.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance related to accounting for costs associated with

                     MAIL-WELL, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

    In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The adoption of the fair value provisions of this interpretation are not expected to have any impact on the financial statements of the Company. The disclosure requirements are effective immediately and are provided for in Note 7 to the consolidated financial statements.

    In December 2002, the FASB issued SFAS No. 148. SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS
No. 142, goodwill and intangible assets that have indefinite useful lives are no longer required to be amortized. Goodwill and intangible assets that have indefinite useful lives, however, must be tested annually for impairment.

    In the year of its adoption, SFAS No. 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS No. 142 required a separate impairment evaluation of each of the Company's reporting units, which the Company determined to be the same as its operating segments. To perform the first step, the fair value of each reporting unit was estimated by discounting the expected future cash flows and using market multiples of comparable companies. The fair value of each reporting unit was compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by Commercial Printing and no impairment of the goodwill recorded by Envelope and Printed Office Products.

    Since the first step indicated an impairment of Commercial Printing's goodwill, SFAS No. 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of Commercial Printing's goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the fair value of

                     MAIL-WELL, INC. AND SUBSIDIARIES

2. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Commercial Printing to its assets and liabilities as if Commercial Printing had been acquired and the fair value was the purchase price. The excess "purchase price" over the amounts assigned to the assets and liabilities was the implied value of goodwill. The carrying amount of Commercial Printing's goodwill exceeded the implied value by $111.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the consolidated statement of operations as of December 31, 2002. The impairment loss on the goodwill recorded by Commercial Printing was due to the significant decline in its performance in 2001 and the impact of that decline on expected future cash flows. The Company performed its impairment test on each of its reporting units again in December 2002 and concluded that there were no further indications of impairment.

    The following table summarizes the Company's net income (loss) from continuing operations before extraordinary items and cumulative effect of a change in accounting principle and earnings (loss) per share had the provisions of SFAS No. 142 been in effect on January 1, 2000 (in thousands, except per share amounts):

                                                                            DECEMBER 31
                                                               -------------------------------------
                                                                 2002           2001          2000
                                                               --------       --------       -------
Reported income (loss) from continuing operations before
  extraordinary items and cumulative effect of a change
  in accounting principle................................      $(63,363)      $(45,213)      $34,746
Goodwill amortization, net of tax of $1.9 million in 2001
  and 2000...............................................            --         12,923        12,408
                                                               --------       --------       -------
    Adjusted net income (loss)...........................      $(63,363)      $(32,290)      $47,154
                                                               ========       ========       =======
Diluted earnings (loss) per share--as reported...........      $  (1.33)      $  (0.95)      $  0.70
Diluted earnings (loss) per share--adjusted..............      $  (1.33)      $  (0.68)      $  0.92

    The following table summarizes the Company's net income (loss) and earnings (loss) per share had the provisions of SFAS No. 142 been in effect on January 1, 2000 (in thousands, except per share amounts):

                                                                           DECEMBER 31
                                                             ---------------------------------------
                                                               2002            2001           2000
                                                             ---------       ---------       -------
Reported net income (loss).............................      $(202,104)      $(136,217)      $27,618
Goodwill amortization, net of tax of $1.9 million in
  2001 and 2000........................................             --          12,923        12,408
                                                             ---------       ---------       -------
    Adjusted net income (loss).........................      $(202,104)      $(123,294)      $40,026
                                                             =========       =========       =======
Diluted earnings (loss) per share--as reported.........      $   (4.24)      $   (2.86)      $  0.56
Diluted earnings (loss) per share--adjusted............      $   (4.24)      $   (2.59)      $  0.79

    The following is a summary of other intangible assets (in thousands):

                                                                              DECEMBER 31, 2002
                                                                ---------------------------------------------
                                                                                   ACCUMULATED
                                             LIFE (YEARS)       GROSS AMOUNT       AMORTIZATION         NET
                                             ------------       ------------       ------------       -------
     Trademarks and tradenames.........         35-43             $13,778             $  987          $12,791
     Patents...........................           12                2,408                479            1,929
     Non-compete agreements............           5                 7,562              5,533            2,029
     Other.............................         18-40               2,301                464            1,837
                                                                  -------             ------          -------
        Total..........................                           $26,049             $7,463          $18,586
                                                                  =======             ======          =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

2. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

                                                                              DECEMBER 31, 2001
                                                                ---------------------------------------------
                                                                                   ACCUMULATED
                                             LIFE (YEARS)       GROSS AMOUNT       AMORTIZATION         NET
                                             ------------       ------------       ------------       -------
     Trademarks and tradenames.........         35-43             $13,778             $  642          $13,136
     Patents...........................           12                2,408                312            2,096
     Non-compete agreements............           5                 8,394              4,832            3,562
     Other.............................         18-40               2,612                584            2,028
                                                                  -------             ------          -------
        Total..........................                           $27,192             $6,370          $20,822
                                                                  =======             ======          =======

    The estimated amortization expense for each of the succeeding five years is as follows: $2.2 million, $1.2 million, $0.7 million, $0.6 million and $0.6 million.

    The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 were as follows (in thousands):

                                                                                PRINTED
                                                               COMMERCIAL        OFFICE
                                                ENVELOPE        PRINTING        PRODUCTS         TOTAL
                                                --------       ----------       --------       ---------
Balance as of January 1, 2001.............      $134,909       $ 231,138        $101,634       $ 467,681
  Amortization expense....................        (4,363)         (6,118)         (3,378)        (13,859)
  Goodwill acquired during the year.......         1,759           2,066           1,377           5,202
  Impairment on operations formerly held
     for sale.............................            --          (2,712)        (41,065)        (43,777)
  Transferred to assets held for sale.....       (11,571)           (369)             --         (11,940)
  Other, primarily foreign currency
     translation..........................        (2,857)           (536)            (13)         (3,406)
                                                --------       ---------        --------       ---------
Balance as of December 31, 2001...........      $117,877       $ 223,469        $ 58,555       $ 399,901
  Goodwill acquired during the year.......            --           1,750              --           1,750
  Impairment losses.......................            --        (111,748)             --        (111,748)
  Impairment on operations formerly held
    for sale..............................            --          (2,435)             --          (2,435)
  Other, primarily foreign currency
    translation...........................         1,361           1,749            (217)          2,893
                                                --------       ---------        --------       ---------
Balance as of December 31, 2002...........      $119,238       $ 112,785        $ 58,338       $ 290,361
                                                ========       =========        ========       =========

3. ACQUISITIONS

    The acquisitions described below have been accounted for as purchases; accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values with the excess of the purchase price over the estimated fair values recorded as goodwill. The consolidated financial statements reflect the operations of the acquired businesses, from their respective acquisition dates.

  2002 ACQUISITIONS

    In August 2002, the Company acquired the in-house printing and fulfillment operations of American Express Company, located in Minneapolis, Minnesota, for $1.3 million. Sales and operating income included in the 2002 results were $11.9 million and $1.8 million, respectively. Goodwill recorded as a result of this acquisition was $0.8 million.

  2001 ACQUISITIONS

    In January 2001, the Company acquired Communigraphics, Inc., a commercial printing and fulfillment operation in Denver, Colorado for $3.8 million. Goodwill recorded as a result of this acquisition was $1.6 million.

                     MAIL-WELL, INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)

  2000 ACQUISITIONS

    ACQUISITION OF AMERICAN BUSINESS PRODUCTS, INC. In February 2000, the Company acquired American Business Products, Inc. ("ABP") in a cash tender offer, in which the total value of the transaction, including the assumption of debt, was approximately $338.5 million. Goodwill recorded as a result of this acquisition was $154.6 million. In September 2000, the Company sold Jen-Coat, the extrusion and coating laminating business unit of ABP, for $110.6 million. In February 2002, the Company sold Curtis 1000, another business unit acquired in the ABP acquisition for $40.0 million including the assumption of debt. Jen-Coat and Curtis 1000 have been included within discontinued operations. Two other ABP business units, International Envelope and Discount Labels, have been included in continuing operations. International Envelope, which is an operation in the Envelope segment, was allocated $75.9 million of the ABP purchase price including goodwill of $39.1 million. Discount Labels, which is an operation in the Printed Office Products segment, was allocated purchase price of $59.5 million including goodwill of $42.2 million.

    ACQUISITIONS IN THE COMMERCIAL PRINTING SEGMENT. In January 2000, the Company acquired the assets and assumed certain liabilities of Braceland Brothers, Inc., located in Philadelphia, Pennsylvania; Atlanta, Georgia; and Steubenville, Ohio, for $13.7 million. The Philadelphia location has been closed. Goodwill recorded as a result of this acquisition was $3.1 million.

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

    OTHER ACQUISITIONS IN THE ENVELOPE SEGMENT. In July 2000, the Company purchased the stock of CML Industries Ltd., a supplier of envelopes and converted paper products located in Ontario and Quebec, Canada, for $20.9 million. Goodwill recorded as a result of this acquisition was $12.1 million.

4. DISCONTINUED OPERATIONS

    In June 2001, the Company announced plans to sell its Label and Printed Office Products operating segments. The Printed Office Products segment was comprised of two separate businesses, Curtis 1000 and PrintXcel. The Label and Printed Office Products segments were segregated from continuing operations and reported as discontinued operations for all periods presented through June 30, 2002. On February 22, 2002, the Company sold the stock of Curtis 1000 for $40.0 million, including the assumption of debt. On May 21, 2002, the Company sold the Label operating segment for $75.0 million. In June 2002, the Company decided that it would not sell PrintXcel. Accordingly, PrintXcel has been reclassified to continuing operations for all periods presented.

    The loss on disposal of discontinued operations for the year ended December 31, 2001 of $88.0 million included adjustments to record the Label segment and Curtis 1000 at net realizable value. These adjustments were based on estimated sales proceeds, estimates of the expenses associated with the sales of the two businesses and the estimated losses of each business through the expected date of disposition. Management based its estimates of the sales proceeds on data provided by its financial advisors and indications of value received from prospective buyers.

    The additional loss of $16.9 million on disposal of discontinued operations recorded for the year ended December 31, 2002 was based on actual proceeds which were less than expected, actual expenses which were greater than originally estimated and the tax benefit of the losses was less than originally estimated. In addition, the cumulative translation adjustment which related to the investment

                     MAIL-WELL, INC. AND SUBSIDIARIES

4. DISCONTINUED OPERATIONS (CONTINUED)

in the foreign operations of the Label segment in the amount of $2.8 million was charged to the loss on disposal of discontinued operations as a result of the sale of these foreign subsidiaries.

    In September 2000, the Company sold Jen-Coat, the extrusion coating and laminating business segment of ABP. The operating results of this business unit were recorded as discontinued operations for the year ended
December 31, 2000.

    Interest expense was allocated to the operating results and included in the calculation of the loss on disposal of discontinued operations based upon the relative net assets of Label, Curtis 1000 and Jen Coat. This allocation of interest expense totaled $5.6 million, $15.6 million and $19.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Tax benefits allocated to discontinued operations based upon their operating results were $1.6 million, $1.7 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Operating results of the discontinued operations for the years ended December 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31
                                                             ---------------------------------------
                                                               2002           2001            2000
                                                             --------       ---------       --------
Net sales:
     Label.............................................      $ 84,758       $ 219,182       $223,994
     Curtis 1000.......................................        22,788         171,148        156,871
     Jen-Coat..........................................            --              --         56,036
                                                             --------       ---------       --------
                                                             $107,546       $ 390,330       $436,901
                                                             ========       =========       ========
Income (loss) from operations:
    Label..............................................      $     --       $  (1,028)      $(15,005)
    Curtis 1000........................................            --          (3,588)         1,774
    Jen-Coat...........................................            --              --          1,721
                                                             --------       ---------       --------
                                                                   --          (4,616)       (11,510)
    Income tax benefit.................................            --           1,634          2,935
                                                             --------       ---------       --------
                                                             $     --       $  (2,982)      $ (8,575)
                                                             ========       =========       ========
Loss on disposal of discontinued operations:
    Label..............................................      $(16,299)      $ (87,062)      $     --
    Curtis 1000........................................        (1,028)        (36,395)            --
                                                             --------       ---------       --------
                                                              (17,327)       (123,457)            --
    Income tax benefit.................................           459          35,435             --
                                                             --------       ---------       --------
                                                             $(16,868)      $ (88,022)      $     --
                                                             ========       =========       ========

    In connection with the proposed divestiture of the Company's PrintXcel business in 2001, the Company reduced the carrying amounts of the net assets of PrintXcel by $33.6 million to the expected net realizable value based on estimated proceeds, net of expenses associated with its sale and a tax benefit of $11.5 million that would have resulted from the sale. As a result of the Company's decision in June 2002 not to sell PrintXcel, it reversed the tax benefit since it would not be realized and $1.1 million of expenses related to the sale that had been accrued but not incurred. The $33.6 million charge in 2001 and the $10.4 million charge in 2002 have been included in "Impairment on operations formerly held for sale" in the consolidated statements of operations.

                     MAIL-WELL, INC. AND SUBSIDIARIES

5. ASSETS HELD FOR SALE

    The Company sold the filing products division of the Envelope segment in August 2002 and anticipates selling certain operations of the digital graphics division of the Commercial Printing segment. The following table presents the sales and operating income of these operations for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                             DECEMBER 31
                                                                 -----------------------------------
                                                                  2002          2001          2000
                                                                 -------       -------       -------
     Sales................................................       $56,445       $89,950       $92,333
     Operating income.....................................       $ 3,304       $ 8,238       $ 9,700

     The assets of operations held for sale at December 31, 2002 and 2001 totaled $5.9 million and $44.6 million and are reported net of $1.4 million and $12.0 million of related liabilities, respectively, as "Net assets held for sale" in the accompanying consolidated balance sheets.

     In 2001, the digital graphics division was written down $2.9 million to its estimated fair market value based on sales proceeds anticipated at the time. In 2002, the Company recorded another impairment charge of $2.8 million based on a change in the estimated sales proceeds. Subsequent to this write-down, management discontinued its efforts to sell one of the operations of the digital graphics division. The $2.9 million impairment charge recorded in 2001 has been included in impairment on operations formerly held for sale in the consolidating statements of operations.
In 2002, the impairment on operations formerly held for sale includes
$2.5 million of the $2.8 million impairment charge recorded in 2002. The remaining $0.3 million of the write-down was recorded as an impairment of the operations held for sale. The net assets held for sale at December 31, 2002 are recorded at estimated net realizable value.

     A $6.1 million impairment charge was recorded in 2002 as a result of the sale of the filing products division.

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

  INVENTORIES

    The Company's inventories by major category are as follows (in thousands):

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                     2002           2001
                                                                   --------       --------
     Raw materials..........................................       $ 32,515       $ 34,483
     Work in process........................................         25,832         23,121
     Finished goods.........................................         50,854         58,680
                                                                   --------       --------
                                                                    109,201        116,284
    Reserves................................................         (5,668)        (4,636)
                                                                   --------       --------
                                                                   $103,533       $111,648
                                                                   ========       ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

6. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

  PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consists of the following (in thousands):

                                                                            DECEMBER 31
                                                                     -------------------------
                                                                       2002            2001
                                                                     ---------       ---------
     Land and land improvements.............................         $  19,529       $  21,365
     Buildings and improvements.............................           105,646         117,888
     Machinery and equipment................................           463,896         472,121
     Furniture and fixtures.................................            15,178          14,411
     Construction in progress...............................             5,510           9,701
                                                                     ---------       ---------
                                                                       609,759         635,486
    Accumulated depreciation................................          (230,135)       (206,922)
                                                                     ---------       ---------
                                                                     $ 379,624       $ 428,564
                                                                     =========       =========

  ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss consisted of the following (in thousands):

                                                                             YEAR ENDED
                                                                             DECEMBER 31
                                                                -------------------------------------
                                                                  2002           2001          2000
                                                                --------       --------       -------
     Currency translation adjustment......................      $(11,325)      $(14,934)      $(6,467)
     Pension liability adjustment.........................        (2,264)        (1,074)         (146)
     Unrealized loss on investments.......................            --             --          (915)
                                                                --------       --------       -------
                                                                $(13,589)      $(16,008)      $(7,528)
                                                                ========       ========       =======

7. LONG-TERM DEBT

    At December 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

                                                                         DECEMBER 31
                                                                  --------------------------
                                                                    2002             2001
                                                                  --------         ---------
     Senior Secured Credit Facility:
          Tranche A term loan, retired......................      $     --         $ 194,918
          Tranche B term loan, retired......................            --           192,749
          Revolving loan facility, retired..................            --             6,000
          Revolving loan facility, due 2005.................       101,932                --
     Senior Notes, due 2012.................................       350,000                --
     Senior Subordinated Notes, due 2008....................       300,000           300,000
     Convertible Subordinated Notes, due 2002...............            --           139,063
     Other..................................................        11,967            22,491
                                                                  --------         ---------
                                                                   763,899           855,221
    Less current maturities.................................        (2,961)         (303,170)
                                                                  --------         ---------
    Long-term debt..........................................      $760,938         $ 552,051
                                                                  ========         =========

    Current maturities at December 31, 2002 primarily consist of scheduled payments on capital leases. Current maturities at December 31, 2001 included the Convertible Notes which have been

                     MAIL-WELL, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)

retired and also included the portion of bank borrowings that were expected to be repaid from the proceeds from planned divestitures pursuant to the terms of the Senior Secured Credit Facility, net of amounts that would become available as a result of such repayments under the revolving loan facility.

    In June 2002, the Company entered into a new three year $300,000,000 Senior Secured Credit Facility with a consortium of banks due in 2005 (the "Credit Facility"). The Credit Facility was used to refinance the Company's $800,000,000 Senior Secured Credit Facility. Under the Credit Facility, loans may be made and letters of credit issued on a revolving basis in each case subject to availability and subject to a borrowing base. At December 31, 2002, the Company had outstanding loans and letters of credit of $126.4 million and had $128.1 million of availability. Loans made under the Credit Facility bear interest at a base rate or LIBOR, plus a margin. The interest rate at December 31, 2002 was 4.89%. The Credit Facility is secured by substantially all of the assets of the Company.

    In March 2002, the Company issued $350,000,000 of 9 5/8% Senior Notes due 2012 ("Senior Notes"). Interest is payable semi-annually. The Company may redeem the Senior Notes, in whole or in part, on or after March 15, 2007, at redemption prices from 100% to 104.813%, plus accrued and unpaid interest. In addition, before March 2005, the Company may redeem up to 35% of the Senior Notes at 109.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from equity offerings.

    In February 2000, the Company entered into an $800,000,000 Senior Secured Credit Facility which originally consisted of a $300 million Tranche A term loan, a $250 million Tranche B term loan and a $250 million revolving loan facility. This Senior Secured Credit Facility was refinanced in June 2002.

    Deferred financing costs of $16.9 million incurred in connection with the Senior Secured Credit Facility were written off as a result of the refinancing in June 2002. The write-off is reported net of tax as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 2002.

    In February 2000, the Company wrote off deferred financing costs of $0.6 million capitalized in connection with the bank borrowings, which were repaid in February 2000. The charge is reported net of tax as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2000.

    In December 1998, the Company issued $300,000,000 of 8.75% Senior Subordinated Notes (the "Senior Subordinated Notes"), which are due December 2008. Interest is payable semi-annually. The Company may redeem the Senior Subordinated Notes, in whole or in part, on or after December 15, 2003, at redemption prices which range from 100% to 104.375%, plus accrued and unpaid interest.

    In November 2002, the Company redeemed the outstanding 5% Convertible Subordinated Notes due November 1, 2002 (the "Convertible Notes"). In
March 2000, the Company repurchased $13.0 million of the outstanding Convertible Notes at a discount and recorded a gain of $3.0 million, which was reported net of tax as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2000.

    Other long-term debt is primarily term debt with banks with interest rates which range from 1.6% to 10.5% and also includes capital lease obligations.

                     MAIL-WELL, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)

    The aggregate annual maturities for long-term debt at December 31, 2002 are as follows (in thousands):

            2003.................................      $  2,961
            2004.................................         1,228
            2005.................................       102,879
            2006.................................           787
            2007.................................           842
            Thereafter...........................       655,202
                                                       --------
                                                       $763,899
                                                       ========

    Cash paid for interest (including interest allocated to discontinued operations) on long-term debt was $63.0 million, $71.5 million and $89.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    The estimated fair value of the Company's Credit Facility, Senior Notes, Senior Subordinated Notes and other long-term debt based on current rates available to the Company for debt of the same remaining maturity was $610.0 million and $795.8 million at December 31, 2002 and 2001, respectively.

    The Credit Facility, Senior Notes and Senior Subordinated Notes contain certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness or issue capital stock, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to maintain certain levels of net worth and fixed charge coverage. As of December 31, 2002, the Company was in compliance with all of these covenants.

    The Senior Notes and the Senior Subordinated Notes are guaranteed by Mail-Well, Inc. and its U.S. subsidiaries (the "Guarantor Subsidiaries") all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to the issuing subsidiary in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

8. INCOME TAXES

    Income (loss) from continuing operations for the years ended
December 31, 2002, 2001 and 2000 was (in thousands):

                                                                2002            2001          2000
                                                              ---------       --------       -------
    Domestic............................................      $(119,946)      $(78,472)      $33,629
    Foreign.............................................         31,275         28,059        22,741
                                                              ---------       --------       -------
    Income (loss) from continuing operations before
      income taxes......................................      $ (88,671)      $(50,413)      $56,370
                                                              =========       ========       =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)

    The provision for income taxes on income from continuing operations for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

                                                                 2002           2001          2000
                                                               --------       --------       -------
    Current tax provision (benefit):
        Federal..........................................      $(12,747)      $(18,052)      $ 3,816
        Foreign..........................................        10,050          9,594         8,421
        State............................................        (1,273)        (1,805)          381
                                                               --------       --------       -------
                                                                 (3,970)       (10,263)       12,618
    Deferred provision (benefit):
        Federal..........................................       (19,830)         4,245         7,023
        Foreign..........................................           475            393         1,281
        State............................................        (1,983)           425           702
                                                               --------       --------       -------
                                                                (21,338)         5,063         9,006
                                                               --------       --------       -------
    Provision (benefit) for income taxes.................      $(25,308)      $ (5,200)      $21,624
                                                               ========       ========       =======

    A reconciliation of the federal statutory tax rate to the Company's effective income tax rate is summarized below:

                                                                  2002          2001         2000
                                                                 -------       ------       -----
    Federal statutory tax rate..............................      35.0%        35.0%         35.0%
    State tax, net of federal benefit.......................       4.5          3.5           3.5
    Nondeductible goodwill amortization.....................        --           --           6.2
    Nontaxable investment benefit...........................        --          4.3          (3.8)
    Impairment on divestitures..............................     (10.5)       (32.8)           --
    Change in valuation allowance...........................      (1.1)          --            --
    Other...................................................       0.6          0.3          (2.5)
                                                                 -----        -----          ----
    Effective income tax rate...............................      28.5%        10.3%         38.4%
                                                                 =====        =====          ====

                     MAIL-WELL, INC. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)

    Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

                                                                    2002            2001
                                                                  ---------       ---------
    Deferred tax assets:
        Alternative minimum tax credit carryforwards........      $   4,608       $   5,563
        Net operating loss carryforwards....................         69,736           7,738
        Capital loss........................................         15,977              --
        Compensation and benefit related accruals...........         17,870          16,844
        Restructuring accruals..............................            179          10,517
        Accounts receivable.................................          1,704           1,976
        Other...............................................          3,648           1,154
        Valuation allowance.................................           (570)         (1,215)
                                                                  ---------       ---------
    Total deferred tax assets...............................        113,152          42,577

    Deferred tax liabilities:
        Property, plant and equipment.......................        (84,516)        (97,499)
        Goodwill and other intangibles......................        (20,491)         (5,207)
        Other...............................................         (7,536)         (3,015)
                                                                  ---------       ---------
    Total deferred tax liabilities..........................       (112,543)       (105,721)
                                                                  ---------       ---------
    Net deferred tax asset (liability)......................      $     609       $ (63,144)
                                                                  =========       =========

    The net deferred income tax asset (liability) at December 31, 2002 and 2001 includes the following components (in thousands):

                                                                    2002           2001
                                                                  --------       --------
    Current deferred tax asset..............................      $ 10,945       $ 25,249
    Non-current deferred tax liability......................       (10,336)       (88,393)
                                                                  --------       --------
        Total...............................................      $    609       $(63,144)
                                                                  ========       ========

    The deferred tax asset at December 31, 2002 includes a $40.4 million capital loss carryforward which is available to reduce future capital gains. These capital losses will expire in 2007. Net operating losses of $162.3 million are being carried forward and are available to reduce future taxable income. These net operating losses will expire in 2021. The Company also has tax credit carryforwards of $4.6 million at December 31, 2002, which may be carried forward indefinitely.

    Cash payments for income taxes (including the amounts allocated to discontinued operations) were $6.0 million, $2.4 million and $8.8 million in 2002, 2001 and 2000, respectively.

                     MAIL-WELL, INC. AND SUBSIDIARIES

9. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

    The Company has responded to the impact of the current economic environment on its businesses by continuing to evaluate its operations for improvement opportunities. Because of the significant decline in sales experienced over the last two years, actions to consolidate facilities, rationalize and realign capacity, and otherwise reduce costs have been implemented. These actions have resulted in significant restructuring and other nonrecurring charges.

  2002 ACTIVITY

    Restructuring and other charges recorded during the year ended December 31, 2002 were $74.6 million. The following table and discussion present the details of these charges (in thousands):

                                                                        PRINTED
                                                       COMMERCIAL        OFFICE
                                        ENVELOPE        PRINTING        PRODUCTS       CORPORATE        TOTAL
                                        --------       ----------       --------       ---------       -------
Employee separation and related
  expenses........................      $   884         $ 3,206          $1,404         $    --        $ 5,494
Employee training expenses........        7,043              --              --              --          7,043
Project management expenses.......        9,246              --              --              --          9,246
Asset impairment charges, net.....        9,644           3,259             925              --         13,828
Other exit costs..................        4,219           4,691             658              --          9,568
Reversal of unused accrual........         (500)             --              --              --           (500)
                                        -------         -------          ------         -------        -------
    Total restructuring costs.....       30,536          11,156           2,987              --         44,679
Other charges.....................        2,038           4,655             161          23,018         29,872
                                        -------         -------          ------         -------        -------
    Total restructuring, asset
      impairments and other
      charges.....................      $32,574         $15,811          $3,148         $23,018        $74,551
                                        =======         =======          ======         =======        =======

    ENVELOPE. The consolidation of ten of the envelope manufacturing facilities is complete. The Envelope segment began this consolidation in 2001 in order to reduce excess internal capacity and improve utilization of equipment and resources at its other plants in the United States and Canada. The costs incurred during the year ended December 31, 2002 related to this consolidation were as follows:

    * Employee training expenses of $7.0 million were incurred to train the new employees that were hired at the plants that absorbed the production of the plants that were closed. The training programs for these employees were between three and nine months in duration.

    * Project management expenses of $9.2 million which were primarily consulting fees and related expenses incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management.

    * Impairment charges of $9.6 million were recorded for property and equipment taken out of service or sold as a result of the plant consolidations, net of $5.9 million received from the sales of those assets.

    * Other costs of $4.2 million include the expenses incurred to move and reinstall equipment, and the cost incurred to restore buildings to the condition required by lease agreements or to prepare them for sale.

    * In 2001, separation and related employee costs were accrued to cover the 920 employees estimated to be affected over the course of this project. As of December 31, 2002, 722 employees had been separated and the accrual has been adjusted by $0.5 million.

                     MAIL-WELL, INC. AND SUBSIDIARIES

9. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

    As a result of other cost reduction actions, the Envelope segment incurred employee separation and related expenses of $0.9 million in connection the elimination of 139 jobs.

    COMMERCIAL PRINTING. During 2002, Commercial Printing reduced the size of many of its operations in response to the significant decline in sales. Employee separation and related expenses to cover the elimination of 192 jobs totaled $1.9 million. Impairment charges of $1.3 million were incurred for equipment taken out of service. Other restructuring costs of $0.7 million include expenses associated with lease commitments and the cost to dismantle, move and reinstall equipment.

    In September 2002, Commercial Printing closed its operation in
New York City and began the consolidation of its web printing operation in Indianapolis, Indiana with its web plants in St. Louis, Missouri and Baltimore, Maryland. A web press was also moved from Portland, Oregon to the plant in St. Louis. Employee separation and related expenses to cover the elimination of 132 jobs totaled $1.3 million. Impairment charges on equipment taken out of service totaled $2.0 million. Other restructure costs of $4.0 million are the expenses associated with terminating lease commitments and the costs to dismantle, move and reinstall equipment.

    PRINTED OFFICE PRODUCTS. During 2002, Printed Office Products closed two of its traditional documents plants in response to the decline in the demand for business forms. The employee separation and related employee expenses covering 64 employees was $0.6 million. As of December 31, 2002, all of these employees had been separated. Impairment charges related to equipment taken out of service as a result of these closures totaled
$0.6 million. Other restructuring expenses of $0.7 million were incurred primarily to prepare the two plant buildings for sale.

    As a result of other cost reduction measures, Printed Office Products has incurred employee separation and related expenses of $0.8 million in connection with the elimination of 184 jobs and asset impairments of $0.3 million.

    OTHER CHARGES. Other charges include the following items:

    * In 2001, several programs to significantly improve operations and marketing effectiveness were implemented. These programs included the implementation of best practices, the standardization of costing and pricing systems in Envelope and Commercial Printing and the alignment of equipment and services to better serve customers and markets. Outside assistance was used in the implementation of these programs the cost of which was $4.4 million in 2002.

    * In connection with the refinancing of the bank credit facility in June 2002, an operating lease stemming from a sale/leaseback arrangement executed in 1997 and amended in 2000 had to be refinanced. The value of the equipment subject to the lease was reduced from $34.9 million to $19.1 million, requiring a payment of the difference of $15.8 million. In addition, deferred costs of $6.1 million associated with the lease prior to this refinancing were written off.

    * An impairment charge of $1.8 million was recorded to write-down idle equipment in Commercial Printing to net realizable value.

    * Severance payments of $1.1 million unrelated to the restructure plans were incurred.

    * Consulting fees of $0.7 million related to tax matters that arose as a result of the divestitures were incurred.

                     MAIL-WELL, INC. AND SUBSIDIARIES

9. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

    A summary of the activity charged to the 2002 restructuring liability during the year ended December 31, 2002 was as follows (in thousands):

                                                                                PRINTED
                                                               COMMERCIAL        OFFICE
                                                                PRINTING        PRODUCTS        TOTAL
                                                               ----------       --------       -------
    Initial accrual.....................................        $ 4,106          $1,019        $ 5,125
        Additions to the accrual........................          2,466              --          2,466
        Payments for severance..........................         (2,581)           (353)        (2,934)
        Payments for lease termination and property exit
          costs.........................................             --              (3)            (3)
        Payments for other exit costs...................             (1)            (10)           (11)
                                                                -------          ------        -------
    Balance, December 31, 2002..........................        $ 3,990          $  653        $ 4,643
                                                                =======          ======        =======

  2001 ACTIVITY

    The restructuring and other charges totaled $43.1 million in 2001. The following table and discussion present the details of these charges (in thousands):

                                                   COMMERCIAL       PRINTED OFFICE
                                    ENVELOPE        PRINTING           PRODUCTS          CORPORATE        TOTAL
                                    --------       ----------       --------------       ---------       -------
Employee separation and
  related expenses............      $ 9,042          $  385            $   618            $   --         $10,045
Employee training expenses....        2,628              --                 --                --           2,628
Project management expenses...        5,404              --                 --                --           5,404
Asset impairment charges,
  net.........................        8,178             601             (1,300)               --           7,479
Other exit costs..............        6,510           1,978                691                --           9,179
Strategic assessment costs....           --              --                 --             2,677           2,677
                                    -------          ------            -------            ------         -------
    Total restructuring
      costs...................       31,762           2,964                  9             2,677          37,412
Other charges.................        1,360           1,482              1,231             1,600           5,673
                                    -------          ------            -------            ------         -------
    Total restructuring, asset
      impairments and other
      charges.................      $33,122          $4,446            $ 1,240            $4,277         $43,085
                                    =======          ======            =======            ======         =======

    ENVELOPE. The employee separation and related expenses costs cover
923 employees expected to be affected over the course of the plant consolidation project described above, of which 359 had been separated as of December 31, 2001. Other exit costs included lease termination costs of $1.4 million and equipment moving expenses and building clean-up costs. As of December 31, 2001, the closure of three facilities had been completed. The $8.2 million asset impairment charge relates to the write down of equipment taken out of service as a result of these plant closures.

    COMMERCIAL PRINTING. Commercial Printing closed a plant and consolidated two other printing operations in the Philadelphia area.
These actions were completed to improve the cost effectiveness of these operations and their competitive position in the Philadelphia market. The costs associated with the consolidation included employee separation and related expenses covering the elimination of 25 jobs. Other exit costs include lease termination costs and expenses incurred to move and reinstall equipment. Equipment taken out of service was written down $0.6 million to its fair market value.

    PRINTED OFFICE PRODUCTS. Printed Office Products substantially curtailed its operation in Denver, Colorado in 2001. The employee separation and related expenses of $0.6 million were related to the elimination of 62 jobs. Other exit costs were the expenses incurred to dismantle, move and reinstall equipment. Additionally, an asset impairment charge of $1.3 million taken in 2000 to write-down a

                     MAIL-WELL, INC. AND SUBSIDIARIES

9. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

building to its estimated fair market value was reversed. This building was sold for more than its original carrying value.

    CORPORATE. In developing the strategic plan, outside advisors were engaged to research and evaluate the Company's markets, survey its customers and assess existing strategies. In addition, financial advisors were engaged to evaluate options for improving the Company's capital structure. The cost of these advisors was $2.7 million in 2001.

    OTHER CHARGES. Other charges include the following items:

    * The outside assistance used in the implementation of initiatives in Envelope and Commercial Printing to implement best practices, standardize costing and pricing systems, and align equipment and services to better serve customers and markets totaled $2.2 million in 2001.

    * Cost of $0.7 million incurred by Envelope for a human resource information system that was not implemented was written-off.

    * Printed Office Products incurred $1.2 million of fees and expenses associated with the settlement of a lawsuit.

    * A $1.6 million investment in a company that was developing a service, which would enable the management of the creative process of a printing job online, was written-off.

    A summary of the activity charged to the 2001 restructuring liability during the year ended December 31, 2002 was as follows (in thousands):

                                                                                    PRINTED
                                                                   COMMERCIAL        OFFICE
                                                    ENVELOPE        PRINTING        PRODUCTS        TOTAL
                                                    --------       ----------       --------       -------
    Balance, December 31, 2001................      $10,126          $ 604           $  70         $10,800
    Additions to the accrual..................           --            169              --             169
    Payments for severance....................       (5,026)            --              --          (5,026)
    Payments for lease termination and
      property exit costs.....................       (2,082)          (324)            (70)         (2,476)
    Reversal of unused portion................         (500)            --              --            (500)
                                                    -------          -----           -----         -------
    Balance, December 31, 2002................      $ 2,518          $ 449           $  --         $ 2,967
                                                    =======          =====           =====         =======

  2000 ACTIVITY

    The Company began the comprehensive review of its operations at the end of 2000 and identified certain actions that could be taken at that time. The following table and discussion present the details of restructuring charges and other charges recorded in 2000 (in thousands):

                                                               COMMERCIAL       PRINTED OFFICE
                                                ENVELOPE        PRINTING           PRODUCTS           TOTAL
                                                --------       ----------       --------------       -------
Employee separation and related
  expenses................................       $   86          $  188             $1,261           $ 1,535
Asset impairment charges..................           --             749              3,299             4,048
Other exit costs..........................           --             473              1,045             1,518
                                                 ------          ------             ------           -------
    Total restructuring costs.............           86           1,410              5,605             7,101
Other asset impairments...................        1,872           2,036              2,723             6,631
                                                 ------          ------             ------           -------
    Total restructuring, asset impairments
      and other charges...................       $1,958          $3,446             $8,328           $13,732
                                                 ======          ======             ======           =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

9. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

    ENVELOPE. Envelope closed a resale operation in Vancouver, Washington. The employee separation and related expenses covered the elimination of 19 jobs.

    COMMERCIAL PRINTING. Commercial Printing consolidated two operations in St. Louis into an existing facility and closed its bindery operation in Mexico. The employee separation and related expenses covered the elimination of 165 jobs. The losses recorded as a result of the lease terminations and asset impairments were primarily related to the closure of the Mexico bindery.

    PRINTED OFFICE PRODUCTS. Printed Office Products closed its business forms plants in Oceanside, California; Sparks, Nevada; and Houston, Texas. The employee separation and related expenses covered the elimination of 190 jobs. The cost associated with the termination of lease commitments at these facilities was expensed as was the loss incurred on the equipment that was sold or abandoned.

    The Company also incurred asset impairment charges in 2000 totaling $6.6 million that were unrelated to the restructuring. These assets were taken out of service and could not be redeployed or sold, and therefore were written off.

    The restructuring program initiated in 1998 was completed during 2000. Charges recorded in 2000 related to that program totaled $0.8 million.

    A summary of the activity charged to the 2000 restructuring liability during the year ended December 31, 2001 was as follows (in thousands):

                                                                                    PRINTED
                                                                   COMMERCIAL        OFFICE
                                                    ENVELOPE        PRINTING        PRODUCTS        TOTAL
                                                    --------       ----------       --------       -------
    Balance, December 31, 2000................        $ 86           $1,485          $1,742        $ 3,313
        Payments for severance................         (86)            (461)           (639)        (1,186)
        Payments for lease termination and
          property exit costs.................          --             (452)           (705)        (1,157)
        Payments for other exit costs.........          --             (572)           (398)          (970)
                                                      ----           ------          ------        -------
    Balance, December 31, 2001................        $ --           $   --          $   --        $    --
                                                      ====           ======          ======        =======

10. STOCK OPTION PLANS

    In May 2001, the Company adopted a Long-Term Equity Incentive Plan (the "Incentive Plan"), which replaced all prior stock option plans (the "Option Plans"). Stock options which were available for grant under the Option Plans were transferred to the Incentive Plan and the Option Plans have been frozen. The Incentive Plan allows the compensation committee of the Board of Directors to grant stock options, stock appreciation rights, restricted common stock, performance awards and any other stock-based awards to officers, directors and employees of the Company. Under the Incentive Plan, the Board issued 82,000 Performance-Based Restricted Shares ("PARS") and 255,250 stock options in 2002 and 669,000 PARS and 3,113,420 stock options in 2001. The Company has 1,809,449 stock options available for issuance. Stock options generally vest over four to six years and expire 10 years from the date granted. Options are granted at a price equal to the fair market value of the Company's common stock on the date of grant. The PARS issued in 2002 vest fifty percent in 2007 and the other fifty percent in 2008. The PARS issued in 2001 vest fifty percent in 2006 and the other fifty percent in 2007. The Incentive Plan provides for an acceleration of the vesting of both the stock options and the PARS

                     MAIL-WELL, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS (CONTINUED)

if the Company's stock price closes at certain levels for 20 consecutive trading days as set forth in the following schedule:

                                                     STOCK PRICE AT WHICH
                                                        VESTING OCCURS
     AMOUNT OF ACCELERATED VESTING                  OPTIONS          PARS
     -----------------------------                  -------         ------
     First one-third..........................      $ 7.50          $ 8.00
     Second one-third.........................      $10.00          $11.00
     Final one-third..........................      $12.50          $14.00

     When PARS were issued in 2002 and 2001, the Company recorded deferred compensation of $0.1 million and $3.7 million, respectively, as a charge to shareholders' equity based upon the fair market value on the date of grant. This deferred compensation is being recognized as compensation expense ratably over the vesting period of the PARS. The Company recorded compensation expense in the amount of $0.6 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

    The following table summarizes the activity and terms of outstanding options at December 31, 2002, 2001 and 2000:

                                                 2002                         2001                         2000
                                        -----------------------      -----------------------      -----------------------
                                                       AVERAGE                      AVERAGE                      AVERAGE
                                                       EXERCISE                     EXERCISE                     EXERCISE
                                         OPTIONS        PRICE         OPTIONS        PRICE         OPTIONS        PRICE
                                        ---------      --------      ---------      --------      ---------      --------
Options outstanding at beginning
  of year........................       6,128,637       $7.08        3,670,867       $8.75        2,598,119       $8.76
Granted..........................         255,250        4.63        3,265,036        5.45        1,362,659        8.65
Exercised........................         (11,230)       1.63         (201,922)       2.05          (61,856)       4.99
Expired/cancelled................        (930,655)       6.85         (605,344)       9.83         (228,055)       9.04
                                        ---------       -----        ---------       -----        ---------       -----
Options outstanding at end of
  year...........................       5,442,002       $6.96        6,128,637       $7.08        3,670,867       $8.75
                                        =========       =====        =========       =====        =========       =====
Options exercisable at end of
  year...........................       2,458,607       $8.01        1,679,137       $8.60        1,289,717       $7.48
                                        =========       =====        =========       =====        =========       =====

    Summary information about the Company's stock options outstanding at December 31, 2002 is as follows:

                                                          WEIGHTED         WEIGHTED                          WEIGHTED
                                   OUTSTANDING AT         AVERAGE          AVERAGE       EXERCISABLE AT      AVERAGE
                                    DECEMBER 31,       REMAINING LIFE      EXERCISE       DECEMBER 31,       EXERCISE
  RANGE OF EXERCISE PRICES              2002             (IN YEARS)         PRICE             2002            PRICE
----------------------------       --------------      --------------      --------      --------------      --------
$ 1.32-$1.42................            69,181              2.2             $ 1.33            69,181          $ 1.33
$ 2.19-$4.37................           365,505              5.8             $ 3.74           176,505          $ 3.76
$ 4.38-$6.56................         3,067,749              3.8             $ 5.46           751,233          $ 5.43
$ 6.57-$8.74................           901,065              5.3             $ 7.67           664,472          $ 7.39
$ 8.75-$10.93...............           237,200              6.8             $ 9.71           150,667          $ 9.73
$10.94-$13.10...............           513,800              5.2             $12.29           394,647          $12.23
$13.20-$15.30...............           269,502              4.6             $13.80           233,902          $13.77
$21.86......................            18,000              5.3             $21.86            18,000          $21.86
                                     ---------              ---             ------         ---------          ------
$ 1.32-$21.86...............         5,442,002              4.5             $ 6.96         2,458,607          $ 8.01
                                     =========              ===             ======         =========          ======

                     MAIL-WELL, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS (CONTINUED)

    As permitted by SFAS No. 123, the Company accounts for its stock-based compensation under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and using the following average assumptions:

                                                            2002           2001           2000
                                                          -------       ---------      ---------
     Risk-free interest rate.......................         3.0%           3.5%           5.8%
     Expected dividend yield.......................          0%             0%             0%
     Expected option lives.........................       5 years       4-6 years      4-6 years
     Expected volatility...........................          71%            65%            64%

     The weighted average fair value of options granted in 2002, 2001 and 2000 was $1.16, $3.22 and $4.68, respectively, per option.

    Refer to Note 1 for the pro forma effect of expensing the estimated fair value of stock options on net income and earnings per share for 2002, 2001 and 2000.

11. RETIREMENT PLANS

  SAVINGS PLAN

    The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. As determined by the provisions of the plan, the Company matches a certain percentage of each employee's voluntary contribution. The plan also provides for a discretionary contribution by the Company to the plan for all eligible employees. All contributions made by the Company are made in cash and allocated to the funds selected by the employee. Company contributions to the plan were approximately $6.5 million, $10.5 million and $6.9 million for the years ending in December 31, 2002, 2001 and 2000, respectively, and no discretionary contribution was made in 2002 or 2000. The plan held 2,960,200 shares of the Company's common stock at December 31, 2002.

  PENSION PLANS

    The Company maintains pension plans for certain of its employees in the U.S. and Canada under collective bargaining agreements with unions representing these employees. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. As of December 31, 2002, plan assets consist primarily of government bonds, corporate bonds, equity and fixed income funds.

  SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

    As a result of the acquisition of ABP, the Company assumed responsibility for the ABP supplemental executive retirement plans ("SERP") which provide benefits to certain former directors and executives of ABP. For accounting purposes, these plans are unfunded; however, ABP had purchased annuities to cover the benefits for certain participants. In 2001, the Company accelerated the benefit payments to all participants for whom there was no annuity.

                     MAIL-WELL, INC. AND SUBSIDIARIES

11. RETIREMENT PLANS (CONTINUED)

    The following table sets forth the financial status of the pension plans and the SERP and the amounts recognized in the Company's consolidated balance sheets at December 31, 2002 and 2001 (in thousands):

                                                           PENSION PLANS                  SERP
                                                        --------------------      ---------------------
                                                         2002         2001         2002          2001
                                                        -------      -------      -------      --------
Change in benefit obligation:
  Benefit obligation at beginning of year........       $31,549      $29,613      $ 9,042      $ 17,844
  Service cost...................................         1,541        1,424           --            --
  Interest cost..................................         2,250        2,137          998           853
  Actuarial gains and loss.......................         1,307        1,418           --            --
  Foreign currency exchange rate changes.........           316       (1,056)          --            --
  Benefits paid..................................        (2,153)      (1,987)        (989)       (9,655)
                                                        -------      -------      -------      --------
    Benefit obligation at end of year............        34,810       31,549        9,051         9,042
                                                        -------      -------      -------      --------
Change in plan assets:
  Fair value of plan assets at beginning of
    year.........................................        32,715       34,662           --            --
  Foreign currency exchange rate changes.........           475       (1,197)          --            --
  Actual return on plan assets...................        (1,420)        (286)          --            --
  Employer contributions.........................         1,793        1,744           --            --
  Benefits paid..................................        (2,375)      (2,208)          --            --
                                                        -------      -------      -------      --------
    Fair value of plan assets at end of year.....        31,188       32,715           --            --
                                                        -------      -------      -------      --------
Funded status....................................        (3,623)       1,166       (9,051)       (9,042)
Unrecognized actuarial loss......................        13,526        7,260           --            --
Unrecognized prior service cost..................           230          249           --            --
Unrecognized transition asset....................        (4,293)      (4,021)          --            --
                                                        -------      -------      -------      --------
Net amount recognized............................       $ 5,840      $ 4,654      $(9,051)     $ (9,042)
                                                        =======      =======      =======      ========
Amounts recognized in the consolidated balance
 sheets:
    Prepaid benefit cost.........................       $ 4,471      $ 4,283      $    --      $     --
    Accrued benefit liability....................        (2,378)      (1,450)      (9,051)       (9,042)
    Intangible asset.............................            67           75           --            --
    Deferred tax asset...........................         1,416          672           --            --
    Accumulated other comprehensive loss.........         2,264        1,074           --            --
                                                        -------      -------      -------      --------
Net amount recognized............................       $ 5,840      $ 4,654      $(9,051)     $ (9,042)
                                                        =======      =======      =======      ========

    The components of the net periodic pension cost for the pension plans and the SERP were as follows (in thousands):

                                                                    2002         2001         2000
                                                                   -------      -------      -------
     Service cost...........................................       $ 1,185      $ 1,075      $ 2,000
     Interest cost on projected benefit obligation..........         3,248        2,991        2,789
     Expected return on plan assets.........................        (3,148)      (3,017)      (2,963)
     Net amortization and deferral..........................          (399)        (396)        (400)
     Recognized actuarial loss..............................           179           36           31
     Curtailment loss.......................................             1          129           38
                                                                   -------      -------      -------
    Net periodic pension expense............................       $ 1,066      $   818      $ 1,495
                                                                   =======      =======      =======

    The assumptions used in computing the net pension cost and the funded status were as follows:

                                            2002     2001     2000
                                            ----     ----     ----
    Weighted average discount rate......    6.75%    7.25%     7.50%
    Expected long-term rate of return
      on assets.........................    8.75%   8.75-9%   8.75-9%
    Rate of compensation increase.......     3-4%     2-4%     2-4%

                     MAIL-WELL, INC. AND SUBSIDIARIES

11. RETIREMENT PLANS (CONTINUED)

    The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $34.8 million and $31.2 million, respectively, as of December 31, 2002. The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $9.0 million and $7.6 million, respectively, as of December 31, 2001.

    Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $3.1 million, $2.9 million, and $2.6 million for 2002, 2001 and 2000, respectively.

  EMPLOYEE STOCK OWNERSHIP PLAN

    The Company maintains an Employee Stock Ownership Plan, which was frozen in December 2000. The Company has not made contributions to this plan since 1998. At December 31, 2002, the Employee Stock Ownership Plan held 640,968 shares of the Company's common stock, all of which have been allocated to participant accounts.

12. COMMITMENTS AND CONTINGENCIES

  LEASES

    The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2011. Certain leases include renewal and purchase options. At December 31, 2002, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year are as follows (in thousands):

          2003.................................        33,054
          2004.................................        27,074
          2005.................................        23,817
          2006.................................        19,245
          2007.................................        14,469
          Thereafter...........................        12,608
                                                     --------
              Total............................      $130,267
                                                     ========

    Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2002 are approximately $2.0 million.

    Rent expense for the years ended December 31, 2002, 2001 and 2000 was $40.5 million, $39.9 million and $36.1 million, respectively.

  CONCENTRATIONS OF CREDIT RISK

    The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are limited due to the Company's customer base and its dispersion across different industries and geographic areas.

  LITIGATION

    The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

                     MAIL-WELL, INC. AND SUBSIDIARIES

13. EARNINGS PER SHARE

    Basic earnings per share exclude dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the amounts included in the computation of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                                            DECEMBER 31
                                                               -------------------------------------
                                                                 2002           2001          2000
                                                               --------       --------       -------
Numerator:
Numerator for basic earnings (loss) per share--income
  (loss) from continuing operations......................      $(63,363)      $(45,213)      $34,746
Interest on Convertible Notes............................            --             --         4,951
                                                               --------       --------       -------
Numerator for diluted earnings (loss) per share--income
  (loss) from continuing operations after assumed
  conversions............................................      $(63,363)      $(45,213)      $39,697
                                                               ========       ========       =======
Denominator:
Denominator for basic earnings (loss) per share--weighted
  average shares.........................................        47,665         47,562        48,789
Effects of dilutive securities:
    Conversion of Convertible Notes......................            --             --         7,461
    Stock options........................................            --             --           404
    Other................................................            --             --            24
                                                               --------       --------       -------
Denominator for diluted earnings (loss) per
  share--adjusted weighted average shares and assumed
  conversions............................................        47,665         47,562        56,678
                                                               ========       ========       =======
Earnings (loss) for continuing operations per share:
    Basic................................................      $  (1.33)      $  (0.95)      $  0.71
                                                               ========       ========       =======
    Diluted..............................................      $  (1.33)      $  (0.95)      $  0.70
                                                               ========       ========       =======

    During the years ended December 31, 2002 and 2001, interest, net of tax, on the Convertible Notes in the amount of $4.9 million and shares of 7,319,000 that would be issued upon assumed conversion of the Convertible Notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. In 2002, 2001 and 2000, outstanding options to purchase 5,357,000, 5,625,000 and 3,266,000 common shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. In addition, 669,000 PARS were excluded from the calculation of diluted earnings per share in 2002 and 2001 because the effect would be antidilutive.

14. SEGMENT INFORMATION

    The Company operates in three principal operating segments. The Commercial Printing operating segment specializes in printing annual reports, car brochures, brand marketing collateral, catalogs, maps and guidebooks, calendars and financial communications. The Envelope operating segment manufactures customized and stock envelopes for billing and remittance and direct mail advertising. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products operating segment produces customized and stock labels, mailers, and printed business documents which are sold to small and mid-size businesses generally through distributors of office products. Intercompany sales for 2002, 2001 and 2000 were $13.7 million, $41.9 million and $32.3 million, respectively. These amounts are eliminated in consolidation and excluded from reported net sales.

                     MAIL-WELL, INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain business segment information for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                    YEAR ENDED DECEMBER 31
                                                         --------------------------------------------
                                                            2002             2001             2000
                                                         ----------       ----------       ----------
    Net sales:
        Commercial Printing........................      $  764,404       $  817,937       $  961,780
        Envelope...................................         760,487          835,534          861,803
        Printed Office Products....................         203,814          215,297          220,767
                                                         ----------       ----------       ----------
        Total......................................      $1,728,705       $1,868,768       $2,044,350
                                                         ==========       ==========       ==========
    Operating income (loss)(a):
        Commercial Printing........................      $  (16,255)      $   14,763       $   54,758
        Envelope...................................          45,302           54,168           90,202
        Printed Office Products....................          16,838           18,127           16,306
        Corporate(b)...............................         (62,341)         (72,234)         (31,052)
                                                         ----------       ----------       ----------
        Total......................................      $  (16,456)      $   14,824       $  130,214
                                                         ==========       ==========       ==========
    Restructuring, asset impairments and other
      charges:
        Commercial Printing........................      $   15,811       $    4,446       $    3,658
        Envelope...................................          32,574           33,122            2,502
        Printed Office Products....................           3,148            1,240            8,328
        Corporate..................................          23,018            4,277               --
                                                         ----------       ----------       ----------
        Total......................................      $   74,551       $   43,085       $   14,488
                                                         ==========       ==========       ==========
    Significant other noncash charges(c):
        Commercial Printing........................      $    6,138       $      601       $    2,785
        Envelope...................................          16,878            8,875            1,872
        Printed Office Products....................             925               --            6,022
        Corporate..................................          24,777           36,523               --
                                                         ----------       ----------       ----------
        Total......................................      $   48,718       $   45,999       $   10,679
                                                         ==========       ==========       ==========
    Depreciation and amortization(d):
        Commercial Printing........................      $   26,098       $   22,895       $   27,153
        Envelope...................................          15,351           19,756           20,633
        Printed Office Products....................           6,092            6,234            5,513
        Corporate..................................           2,514           14,511           18,047
                                                         ----------       ----------       ----------
        Total......................................      $   50,055       $   63,396       $   71,346
                                                         ==========       ==========       ==========
    Capital expenditures:
        Commercial Printing........................      $   15,158       $   13,613       $   34,902
        Envelope...................................           9,330           12,078           20,955
        Printed Office Products....................           6,129            5,943            9,291
        Corporate..................................             279            1,108            1,915
                                                         ----------       ----------       ----------
        Total......................................      $   30,896       $   32,742       $   67,063
                                                         ==========       ==========       ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION (CONTINUED)

                                                                          DECEMBER 31
                                                                  ---------------------------
                                                                     2002             2001
                                                                  ----------       ----------
     Identifiable assets(e):
          Commercial Printing...............................      $  509,634       $  643,219
          Envelope..........................................         495,006          537,747
          Printed Office Products...........................         135,818          144,334
          Corporate.........................................         (37,583)         (10,614)
                                                                  ----------       ----------
                                                                  $1,102,875       $1,314,686
        Net assets of discontinued operations...............              --          129,568
        Net assets held for sale............................           4,492           32,613
                                                                  ----------       ----------
        Total...............................................      $1,107,367       $1,476,867
                                                                  ==========       ==========

--------
(a) Operating income (loss) is net of all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, lease expense, amortization expense of goodwill and other intangible assets, gains or losses on disposal of assets, expenses related to a refinancing of an operating lease in 2002 and other miscellaneous expenses.

(b) Includes impairment losses on assets held for sale of $6.1 million related to Envelope segment and $0.3 million related to Commercial Printing segment in 2002. Includes impairments on operations formerly held for sale of $10.4 million and $36.5 million related to the Printed Office Products segment in 2002 and 2001, respectively. It also includes an impairment charge of $2.5 million on operations formerly held for sale related to the Commercial Printing segment in 2002.

(c) Represents the noncash portion of restructuring and other asset impairment charges.

(d) Amortization expense of goodwill and other intangible assets and adjustments to depreciation for assets held for sale in 2002 and 2001 are included in corporate.

(e) Identifiable assets are accumulated by facility within each business segment. Certain operating assets, which are under lease, are reported as business segment assets for evaluation purposes. The net book value of these assets has been eliminated by contra assets included with corporate assets in order to reconcile identifiable assets with the total assets of the Company. Corporate assets consist primarily of cash and cash equivalents, other receivables, other assets and deferred tax assets.

    Geographic information at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, is presented below (in thousands):

                                                            2002             2001             2000
                                                         ----------       ----------       ----------
    Net sales:
        U.S........................................      $1,561,859       $1,691,837       $1,871,231
        Canada.....................................         166,846          176,931          172,922
        Other foreign..............................              --               --              197
                                                         ----------       ----------       ----------
        Total......................................      $1,728,705       $1,868,768       $2,044,350
                                                         ==========       ==========       ==========
    Identifiable assets:
        U.S........................................      $  964,310       $1,151,864
        Canada.....................................         138,565          162,822
                                                         ----------       ----------
        Total......................................      $1,102,875       $1,314,686
                                                         ==========       ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

                                                        FIRST            SECOND           THIRD            FOURTH
                                                      QUARTER(a)        QUARTER          QUARTER          QUARTER
                                                      ----------       ----------       ----------       ----------
    2002
    Net sales...................................      $ 443,482         $420,967         $428,720         $435,536
    Gross profit................................         88,029           78,841           85,235           91,239
    Income (loss) from continuing operations....      $ (11,303)        $(30,250)        $(22,149)        $    339
    Discontinued operations.....................         (7,999)            (153)          (5,804)          (2,912)
    Extraordinary items.........................         (4,763)          (5,362)              --               --
    Cumulative effect of change in accounting
      principle.................................       (111,748)              --               --               --
                                                      ---------         --------         --------         --------
    Net loss....................................      $(135,813)        $(35,765)        $(27,953)        $ (2,573)
                                                      =========         ========         ========         ========
    Loss per share--basic and diluted
        Income (loss) from continuing
          operations............................      $   (0.24)        $  (0.63)        $  (0.46)        $   0.01
        Discontinued operations.................          (0.17)              --            (0.13)           (0.06)
        Extraordinary items.....................          (0.09)           (0.12)              --               --
    Cumulative effect of change in accounting
      principle.................................          (2.35)              --               --               --
                                                      ---------         --------         --------         --------
        Net loss per share--basic and diluted...      $   (2.85)        $  (0.75)        $  (0.59)        $  (0.05)
                                                      =========         ========         ========         ========

                                                        FIRST            SECOND           THIRD            FOURTH
                                                      QUARTER(a)        QUARTER          QUARTER          QUARTER
                                                      ----------       ----------       ----------       ----------
    2001
    Net sales...................................      $ 488,776         $471,560         $465,286         $443,146
    Gross profit................................        103,469          100,868           91,385           91,911
    Income (loss) from continuing operations....      $   5,828         $(15,328)        $ (1,597)        $(34,116)
    Discontinued operations.....................         (2,206)         (77,197)              34          (11,635)
                                                      ---------         --------         --------         --------
    Net income (loss)...........................      $   3,622         $(92,525)        $ (1,563)        $(45,751)
                                                      =========         ========         ========         ========
    Earnings (loss) per share--basic and
      diluted:
        Income (loss) from continuing
          operations............................      $    0.12         $  (0.32)        $  (0.03)        $  (0.72)
        Discontinued operations.................          (0.04)           (1.63)              --            (0.24)
                                                      ---------         --------         --------         --------
        Net income (loss) per share--basic and
          diluted...............................      $    0.08         $  (1.95)        $  (0.03)        $  (0.96)
                                                      =========         ========         ========         ========

--------
(a) These results have been restated from those previously reported to reflect PrintXcel as part of continuing operations and the cumulative effect of a change in accounting principle effective January 1, 2002.

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

    The following condensed consolidating financial information illustrates the composition of the Parent Guarantor, Issuer, and Guarantor Subsidiaries. The Issuer and the Guarantor Subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Guarantor. Curtis 1000 Inc. was, until it was divested in the first quarter of 2002, a subsidiary of the Issuer and a guarantor of the Senior Subordinated Notes. Curtis 1000 Inc. was not at any time a guarantor of the Senior Notes. In order to provide a coherent presentation in the following condensed consolidating financial information, Curtis 1000 Inc.'s financial information is included in the guarantor information for all periods presented. Management has determined that separate complete financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                           December 31, 2002
                                            (in thousands)

                                                                 COMBINED
                                       PARENT                   GUARANTOR
                                      GUARANTOR     ISSUER     SUBSIDIARIES      ELIM.      CONSOLIDATED
                                      ---------   ----------   ------------   -----------   ------------
Current assets:
  Cash and cash equivalents.........   $    --    $    1,957    $     693     $        --    $    2,650
  Accounts receivable, net..........        --        54,274      165,650              --       219,924
  Inventories, net..................        --        42,805       60,728              --       103,533
  Net assets held for sale..........        --            --        4,492              --         4,492
  Other current assets..............        --        32,462       13,300              --        45,762
                                       -------    ----------    ---------     -----------    ----------
    Total current assets............        --       131,498      244,863              --       376,361
Investment in subsidiaries..........    42,768       417,049           --        (459,817)           --
Property, plant and equipment,
 net................................        --       119,737      259,887              --       379,624
Goodwill and other intangible
 assets, net........................        --        85,097      223,850              --       308,947
Note receivable from subsidiaries...        --       603,100           --        (603,100)           --
Other assets, net...................        --        34,030        8,405              --        42,435
                                       -------    ----------    ---------     -----------    ----------
Total assets........................   $42,768    $1,390,511    $ 737,005     $(1,062,917)   $1,107,367
                                       =======    ==========    =========     ===========    ==========
Current liabilities:
  Accounts payable..................   $    --    $   41,057    $ 110,873     $        --    $  151,930
  Other current liabilities.........        --        68,128       53,012              --       121,140
  Intercompany payable
   (receivable).....................        --       507,381     (507,381)             --            --
  Current portion of long-term
   debt.............................        --           970        1,991              --         2,961
                                       -------    ----------    ---------     -----------    ----------
    Total current liabilities.......        --       617,536     (341,505)             --       276,031

Long-term debt......................        --       754,983        5,955              --       760,938
Note payable to Issuer..............        --            --      603,100        (603,100)           --
Deferred income tax liabilities
 (assets)...........................        --       (38,269)      48,605              --        10,336
Other long-term liabilities.........        --        13,493        3,801              --        17,294
                                       -------    ----------    ---------     -----------    ----------
    Total liabilities...............        --     1,347,743      319,956              --     1,064,599
Shareholders' equity................    42,768        42,768      417,049        (459,817)       42,768
                                       -------    ----------    ---------     -----------    ----------
Total liabilities and shareholders'
 equity.............................   $42,768    $1,390,511    $ 737,005     $(1,062,917)   $1,107,367
                                       =======    ==========    =========     ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                            December 31, 2001
                                             (in thousands)

                                                                COMBINED
                                      PARENT                   GUARANTOR
                                     GUARANTOR     ISSUER     SUBSIDIARIES      ELIM.      CONSOLIDATED
                                     ---------   ----------   ------------   -----------   ------------
Current assets:
  Cash and cash equivalents........  $     --    $   (1,589)   $    2,483    $        --    $      894
  Accounts receivable, net.........        --        60,039       173,006             --       233,045
  Inventories, net.................        --        51,032        60,616             --       111,648
  Net assets of discontinued
   operations......................        --            --       129,568             --       129,568
  Net assets held for sale.........        --        25,852         6,761             --        32,613
  Note receivable from Issuer......   147,436            --            --       (147,436)           --
  Other current assets.............       295        41,988        28,998             --        71,281
                                     --------    ----------    ----------    -----------    ----------
    Total current assets...........   147,731       177,322       401,432       (147,436)      579,049
Investment in subsidiaries.........   240,954       418,579            --       (659,533)           --
Property, plant and equipment,
 net...............................        --       151,735       276,829             --       428,564
Goodwill and other intangible
 assets, net.......................        --        84,881       335,842             --       420,723
Note receivable from
 subsidiaries......................        --       749,400            --       (749,400)           --
Other assets, net..................     1,023        29,925        36,464        (18,881)       48,531
                                     --------    ----------    ----------    -----------    ----------
Total assets.......................  $389,708    $1,611,842    $1,050,567    $(1,575,250)   $1,476,867
                                     ========    ==========    ==========    ===========    ==========
Current liabilities:
  Accounts payable.................  $     --    $   63,491    $   97,168    $        --    $  160,659
  Other current liabilities........     4,291        71,611        38,025             --       113,927
  Intercompany payable
   (receivable)....................     4,477       350,311      (354,788)            --            --
  Note payable to Parent...........        --       147,436            --       (147,436)           --
  Current portion of long-term
   debt............................   139,063       161,850         2,257             --       303,170
                                     --------    ----------    ----------    -----------    ----------
    Total current liabilities......   147,831       794,699      (217,338)      (147,436)      577,756

Long-term debt.....................        --       523,247        28,804             --       552,051
Note payable to Issuer.............        --            --       749,400       (749,400)           --
Deferred income taxes..............        --        28,287        60,106             --        88,393
Other long-term liabilities........        --        24,655        11,016        (18,881)       16,790
                                     --------    ----------    ----------    -----------    ----------
    Total liabilities..............   147,831     1,370,888       631,988       (915,717)    1,234,990
Shareholders' equity...............   241,877       240,954       418,579       (659,533)      241,877
                                     --------    ----------    ----------    -----------    ----------
Total liabilities and shareholders'
 equity............................  $389,708    $1,611,842    $1,050,567    $(1,575,250)   $1,476,867
                                     ========    ==========    ==========    ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                    Year Ended December 31, 2002
                                           (in thousands)

                                                                 COMBINED
                                        PARENT                  GUARANTOR
                                       GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                       ---------   ---------   ------------   --------   ------------
Net sales............................  $      --   $ 519,971    $1,208,734    $     --    $1,728,705
Cost of sales........................         --     420,696       964,665          --     1,385,361
                                       ---------   ---------    ----------    --------    ----------
Gross profit.........................         --      99,275       244,069          --       343,344
Other operating expenses.............        161      75,033       190,777          --       265,971
Restructuring and other charges......         --      56,641        17,910          --        74,551
Impairment charges...................         --       6,061        13,217          --        19,278
                                       ---------   ---------    ----------    --------    ----------
Operating income (loss)..............       (161)    (38,460)       22,165          --       (16,456)
Other expense (income):
  Interest expense...................      5,188      75,580        58,008     (68,315)       70,461
  Other expense (income).............     (5,820)    (61,341)          600      68,315         1,754
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations before income taxes and
 equity in undistributed earnings of
 subsidiaries........................        471     (52,699)      (36,443)         --       (88,671)
Income tax benefit...................         --     (13,308)      (12,000)         --       (25,308)
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations before equity in
 undistributed earnings of
 subsidiaries........................        471     (39,391)      (24,443)         --       (63,363)
Equity in undistributed earnings of
 subsidiaries........................   (202,575)   (136,191)           --     338,766            --
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations before extraordinary
 items and cumulative effect of a
 change in accounting principle......   (202,104)   (175,582)      (24,443)    338,766       (63,363)
Loss on disposal, net of tax
 benefit.............................         --     (16,868)           --          --       (16,868)
Extraordinary loss, net of tax
 benefit.............................         --     (10,125)           --          --       (10,125)
Cumulative effect of a change in
 accounting principle................         --          --      (111,748)         --      (111,748)
                                       ---------   ---------    ----------    --------    ----------
Net income (loss)....................  $(202,104)  $(202,575)   $ (136,191)   $338,766    $ (202,104)
                                       =========   =========    ==========    ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                     Year Ended December 31, 2001
                                            (in thousands)

                                                                 COMBINED
                                        PARENT                  GUARANTOR
                                       GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                       ---------   ---------   ------------   --------   ------------
Net sales............................  $      --   $ 590,082    $1,278,686    $     --    $1,868,768
Cost of sales........................         --     477,170     1,003,965          --     1,481,135
                                       ---------   ---------    ----------    --------    ----------
Gross profit.........................         --     112,912       274,721          --       387,633
Operating expenses:
  Selling, administrative and
   other.............................        378      87,621       205,202          --       293,201
  Impairment on assets held for sale
   and former discontinued
   operation.........................         --          --        36,523          --        36,523
  Restructuring, asset impairments
   and other charges.................         --      38,878         4,207          --        43,085
                                       ---------   ---------    ----------    --------    ----------
    Total operating expenses.........        378     126,499       245,932          --       372,809
Operating income (loss)..............       (378)    (13,587)       28,789          --        14,824
Other (income) expense:
  Interest expense...................      7,970      73,260        58,590     (76,506)       63,314
  Other expense (income).............     (8,923)    (66,925)        1,265      76,506         1,923
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries........................        575     (19,922)      (31,066)         --       (50,413)
Provision (benefit) for income
 taxes...............................         --      (7,670)        2,470          --        (5,200)
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations, before undistributed
 earnings of subsidiaries............        575     (12,252)      (33,536)         --       (45,213)
Equity in undistributed earnings of
 subsidiaries........................   (136,792)    (42,845)           --     179,637            --
                                       ---------   ---------    ----------    --------    ----------
Income from continuing operations....   (136,217)    (55,097)      (33,536)    179,637       (45,213)
Loss from discontinued operations....         --     (81,695)       (9,309)         --       (91,004)
                                       ---------   ---------    ----------    --------    ----------
Net income...........................  $(136,217)  $(136,792)   $  (42,845)   $179,637    $ (136,217)
                                       =========   =========    ==========    ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                      Year Ended December 31, 2000
                                             (in thousands)

                                                                  COMBINED
                                          PARENT                 GUARANTOR
                                         GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                         ---------   --------   ------------   --------   ------------
Net sales..............................   $    --    $458,560    $1,585,790    $     --    $2,044,350
Cost of sales..........................        --     363,416     1,236,197          --     1,599,613
                                          -------    --------    ----------    --------    ----------
Gross profit...........................        --      95,144       349,593          --       444,737
Operating expenses:
  Selling, administrative and other....       294      75,804       223,937          --       300,035
  Restructuring, asset impairments and
   other charges.......................        --       1,146        13,342          --        14,488
                                          -------    --------    ----------    --------    ----------
    Total operating expenses...........       294      76,950       237,279          --       314,523
Operating income (loss)................      (294)     18,194       112,314          --       130,214
Other (income) expense:
  Interest expense.....................     8,035      78,672        63,818     (77,528)       72,997
  Other (income) expense...............    (8,846)    (66,991)         (844)     77,528           847
                                          -------    --------    ----------    --------    ----------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries..........................       517       6,513        49,340          --        56,370
Provision for income taxes.............        --       2,435        19,189          --        21,624
                                          -------    --------    ----------    --------    ----------
Income (loss) from continuing
 operations, before undistributed
 earnings of subsidiaries..............       517       4,078        30,151          --        34,746
Equity in undistributed earnings of
 subsidiaries..........................    25,263      21,576            --     (46,839)           --
                                          -------    --------    ----------    --------    ----------
Income from continuing operations......    25,780      25,654        30,151     (46,839)       34,746
Loss from discontinued operations......        --          --        (8,575)         --        (8,575)
                                          -------    --------    ----------    --------    ----------
Income before extraordinary items......    25,780      25,654        21,576     (46,839)       26,171
Extraordinary items....................     1,838        (391)           --          --         1,447
                                          -------    --------    ----------    --------    ----------
Net income.............................   $27,618    $ 25,263    $   21,576    $(46,839)   $   27,618
                                          =======    ========    ==========    ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                              CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                              December 31, 2002
                                               (in thousands)

                                                                                    COMBINED
                                                         PARENT                    GUARANTOR
                                                        GUARANTOR     ISSUER      SUBSIDIARIES   CONSOLIDATED
                                                        ---------   -----------   ------------   ------------
Cash flows from operating activities..................  $  (3,914)  $   (31,306)   $  58,191     $    22,971
Cash flows from investing activities:
  Acquisition costs...................................         --        (2,610)          --          (2,610)
  Capital expenditures................................         --        (8,336)     (22,560)        (30,896)
  Proceeds from divestitures, net.....................         --       122,330           --         122,330
  Intercompany advances...............................         --      (108,783)     108,783              --
  Proceeds from the sale of assets....................         --         9,862        2,133          11,995
                                                        ---------   -----------    ---------     -----------
  Net cash provided by (used in) investing
   activities.........................................         --        12,463       88,356         100,819
Cash flows from financing activities:
  Proceeds from common stock issuance.................         18            --           --              18
  Proceeds from long-term debt........................         --     1,635,102           --       1,635,102
  Proceeds for repayment of intercompany note from
   Issuer.............................................    142,959      (142,959)          --              --
  Repayments of long-term debt........................   (139,063)   (1,575,902)     (11,753)     (1,726,718)
  Intercompany dividends..............................         --       129,246     (129,246)             --
  Debt issuance costs.................................         --       (18,624)          --         (18,624)
                                                        ---------   -----------    ---------     -----------
  Net cash provided by (used in) financing
   activities.........................................      3,914        26,863     (140,999)       (110,222)
Effect of exchange rate changes on cash...............         --            --         (985)           (985)
Net cash used in discontinued operations..............         --            --      (10,827)        (10,827)
                                                        ---------   -----------    ---------     -----------
Net change in cash and cash equivalents...............         --         8,020       (6,264)          1,756
Balance at beginning of year..........................         --        (1,589)       2,483             894
                                                        ---------   -----------    ---------     -----------
Balance at end of year................................  $      --   $     6,431    $  (3,781)    $     2,650
                                                        =========   ===========    =========     ===========

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                            CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                            December 31, 2001
                                             (in thousands)

                                                                  COMBINED
                                         PARENT                  GUARANTOR
                                        GUARANTOR    ISSUER     SUBSIDIARIES     ELIM.     CONSOLIDATED
                                        ---------   ---------   ------------   ---------   ------------
Cash flows from operating
 activities...........................    $  --     $  17,692    $(101,449)    $ 254,692    $ 170,935
Cash flows from investing activities:
  Acquisition costs, net of cash
   acquired...........................       --        (3,838)          --            --       (3,838)
  Capital expenditures................       --       (13,187)     (19,555)           --      (32,742)
  Purchase of investments.............       --          (100)          --            --         (100)
  Investment in subsidiaries..........     (413)      (12,940)      13,353            --           --
  Other, net..........................       --            --        3,782            --        3,782
                                          -----     ---------    ---------     ---------    ---------
  Net cash provided by (used in)
   investing activities...............     (413)      (30,065)      (2,420)           --      (32,898)
Cash flows from financing activities:
  Decrease in accounts receivable
   financing facility.................       --            --      (75,000)           --      (75,000)
  Proceeds from exercise of stock
   options............................      413            --           --            --          413
  Proceeds from issuance of long-term
   debt...............................       --       628,013        6,391            --      634,404
  Repayments of long-term debt........       --      (682,612)     (16,910)           --     (699,522)
  Capitalized loan fees...............       --        (4,439)          --            --       (4,439)
  Investment by parent................       --        68,233      186,459      (254,692)          --
                                          -----     ---------    ---------     ---------    ---------
  Net cash provided by (used in)
   financing activities...............      413         9,195      100,940      (254,692)    (144,144)
Effect of exchange rate changes on
 cash and cash equivalents............       --            --          (73)           --          (73)
Cash flows from discontinued
 operations...........................       --            --        6,612            --        6,612
                                          -----     ---------    ---------     ---------    ---------
Net increase (decrease) in cash and
 cash equivalents.....................       --        (3,178)       3,610            --          432
Cash and cash equivalents at beginning
 of year..............................       --         1,589       (1,127)           --          462
                                          -----     ---------    ---------     ---------    ---------
Cash and cash equivalents at end of
 year.................................    $  --     $  (1,589)   $   2,483     $      --    $     894
                                          =====     =========    =========     =========    =========

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                            CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                           December 31, 2000
                                            (in thousands)

                                                                  COMBINED
                                        PARENT                   GUARANTOR
                                       GUARANTOR     ISSUER     SUBSIDIARIES     ELIM.     CONSOLIDATED
                                       ---------   ----------   ------------   ---------   ------------
Cash flows from operating
 activities..........................  $ (4,601)   $  (43,147)   $ 200,920     $      --    $  153,172
Cash flows from investing activities:
  Acquisitions, net of cash
   acquired..........................        --        (2,978)    (223,691)           --      (226,669)
  Proceeds from divestitures.........        --       110,646           --            --       110,646
  Capital expenditures...............        --       (12,555)     (54,508)           --       (67,063)
  Purchase of investments............        --        (1,500)          --            --        (1,500)
  Investment in subsidiaries.........     9,665      (362,584)          --       352,919            --
  Other, net.........................    14,599        48,004      281,163      (312,629)       31,137
                                       --------    ----------    ---------     ---------    ----------
  Net cash provided by (used in)
   investing activities..............    24,264      (220,967)       2,964        40,290      (153,449)
Cash flows from financing activities:
  Decrease in accounts receivable
   financing facility................        --            --      (73,500)           --       (73,500)
  Proceeds from exercise of stock
   options...........................       335            --           --            --           335
  Proceeds from issuance of long-term
   debt..............................        --     1,121,000       10,069            --     1,131,069
  Repayments of long-term debt.......    (9,998)     (846,782)     (22,985)           --      (879,765)
  Repurchase of common stock.........   (10,000)           --           --            --       (10,000)
  Capitalized loan fees..............        --       (15,002)          --            --       (15,002)
  Other..............................        --        (3,508)          --            --        (3,508)
  Investment by parent...............        --        (9,665)      49,955       (40,290)           --
                                       --------    ----------    ---------     ---------    ----------
  Net cash provided by (used in)
   financing activities..............   (19,663)      246,043      (36,461)      (40,290)      149,629
Effect of exchange rate changes on
 cash and cash equivalents...........        --            --          (10)           --           (10)
Cash flows from discontinued
 operations..........................        --            --     (149,052)           --      (149,052)
                                       --------    ----------    ---------     ---------    ----------
Net increase (decrease) in cash and
 cash equivalents....................        --       (18,071)      18,361            --           290
Cash and cash equivalents at
 beginning of year...................        --        27,667      (27,495)           --           172
                                       --------    ----------    ---------     ---------    ----------
Cash and cash equivalents at end of
 year................................  $     --    $    9,596    $  (9,134)    $      --    $      462
                                       ========    ==========    =========     =========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of Shareholders.

                                                                                                       DIRECTOR
NAME                                  AGE   POSITION                                                     SINCE
----                                  ---   --------                                                   ---------
Paul V. Reilly(4).................     50   Chairman, President and Chief Executive Officer              1998
Thomas E. Costello................     63   Director                                                     2003
Frank P. Diassi(3)(4).............     69   Director                                                     1993
Frank J. Hevrdejs(1)..............     57   Director                                                     1993
Martin J. Maloney.................     58   Director                                                     2003
David M. Olivier..................     59   Director                                                     2003
Janice C. Peters(2)...............     51   Director                                                     1999
Jerome W. Pickholz(1)(3)..........     70   Director                                                     1994
Alister W. Reynolds(2)(3).........     45   Director                                                     2002
Susan O. Rheney...................     43   Director                                                     2003
Gordon A. Griffiths...............     60   President and Chief Executive Officer--Commercial
                                              Printing Division
Robert C. Hart....................     66   President and Chief Executive Officer--Envelope Division
Kevin P. Lombardo.................     42   President and Chief Executive Officer--PrintXcel
                                              Division
Herbert H. Davis III..............     55   Senior Vice President--Corporate Development and Chief
                                              Legal Officer
Michel P. Salbaing................     57   Senior Vice President--Finance and Chief Financial
                                              Officer
Brian P. Hairston.................     45   Vice President--Human Resources
Keith T. Pratt....................     57   Vice President--Purchasing
William W. Huffman, Jr............     54   Vice President--Corporate Controller
D. Robert Meyer, Jr...............     46   Vice President--Treasurer
Wayne M. Wolberg..................     53   Vice President--General Auditor
Mark L. Zoeller...................     43   Vice President--General Counsel and Secretary

--------
(1)  Member of the Governance and Nominating Committee.

(2)  Member of the Compensation and Human Resources Committee.

(3)  Member of the Audit Committee.

(4)  Member of the Health, Safety and Environmental Committee.

    PAUL V. REILLY has served as the Company's President and Chief Executive Officer since January 2001 and as Chairman of the Board since June 2001. Mr. Reilly was President and Chief Operating Officer from January 1998 to March 2001 and was Senior Vice President--Finance and
Chief Financial Officer from 1995 to 1998. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of positions including Assistant Corporate Treasurer, Corporate Treasurer, Vice President and Chief Financial Officer, and General Manager of United States Operations. Mr. Reilly is a Certified Public Accountant. He is a member of the Health, Safety and Environmental Committee of the Board of Directors.

    THOMAS E. COSTELLO became a director in February 2003. From 1991 through retirement in 2002, Mr. Costello served as Chief Executive Officer of Xpedx, a multi-billion dollar business to business distributor of printing and packaging products. Xpedx is a wholly owned division of International Paper. Before 1991 he was with Dixon Paper in a variety of executive positions, including Vice President of Sales and Marketing for the three hundred million dollar industrial distributor. He is a director of Cadmus Communications Corporation, a customized printer, and Intertape Polymer Group, a manufacturer of tape and polymers for plastic packaging.

    FRANK P. DIASSI has been a director since 1993. Mr. Diassi was Chairman of Sterling Chemicals, Inc., a manufacturer of commodity petrochemicals and chemicals used primarily in the pulp and paper industry, from 1996 through 2001. He was a founding director of Arcadian Corporation, the largest nitrogen fertilizer company in North America. From 1989 to 1994 Mr. Diassi was a director and Chairman of the Finance Committee of Arcadian Corporation. Mr. Diassi has been manager and a member of The Unicorn Group, LLC, an investment company, since 1981. Mr. Diassi is a director of Fibreglass Holdings, Inc., a truck accessory manufacturer, a director and Chairman of Amerlux Inc., a commercial lighting company, a director and Chairman of Software Plus, Inc., a human resources/payroll software design firm, and a director of Lifelines Technology, Inc., a manufacturer of time and temperature indicator labels. On July 16, 2001, Sterling Chemicals, Inc., a company for which Mr. Diassi has served as an executive officer, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Diassi is a member of the Audit Committee and Chairman of the Health, Safety and Environmental Committee of the Board of Directors.

    FRANK J. HEVRDEJS has been a director since 1993. In 1982 Mr. Hevrdejs co-founded The Sterling Group, L.P., a major management buyout company, where he is currently a principal shareholder and president. He also serves as Chairman of First Sterling Ventures Corp., an investment company, Endoro Holdings, Inc., a structural and electrical manufacturing company, and Fibreglass Holdings, Inc., a truck accessory manufacturer. He is a director of Eagle U.S.A., an air-freight company, Sterling Chemicals, Inc., a petroleum chemical company and serves on the Houston Regional Board of J.P. Morgan Chase and Co., a financial institution. Mr. Hevrdejs serves as Chairman of the Governance and Nominating Committee of the Board of Directors.

    MARTIN J. MALONEY became a director in February 2003. Since 1984
Mr. Maloney has served as Chairman and Co-Founder of Broadford and Maloney, Inc., an agency specializing in public relations, advertising and marketing communications for graphic arts related companies. Since 1989 he has served on the Board of Advisors of the New York University Center for Graphic Arts Management.

    DAVID M. OLIVIER became a director in February 2003. Mr. Olivier was with Wyeth Corporation, a pharmaceutical company, and its affiliated entities for over 35 years when he retired in May 2002. He was Senior Vice President at the time of his retirement. He is a director of Summerset Medical Center, Summerset Medical Foundation and the Shansby Group, a private equity investment firm.

    JANICE C. PETERS has been a director since 1999. From 1997 to 2000
Ms. Peters served as President and Chief Executive Officer of MediaOne(R), the broadband services arm of MediaOne Group where she also served as Executive Vice President. Prior to 1997 Ms. Peters was employed by US WEST,
MediaOne's former parent company, in various positions including Managing Director of One2One, a United Kingdom wireless communications joint venture between US WEST and Cable & Wireless, and President of Wireless Operations for US WEST Media Group. Ms. Peters serves as a director of Primus
Knowledge Solutions, Inc., a knowledge-enabled software provider, and OptiStor Technologies, a data management supplier, and is a trustee of The Overlake School. Ms. Peters serves as Chairperson of the Compensation and Human Resources Committee of the Board of Directors.

    JEROME W. PICKHOLZ has been a director since 1994. From 1978 until 1994 he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 through 1995 he served as Chairman of the Board of Ogilvy & Mather Direct Worldwide where he is now Chairman Emeritus. Mr. Pickholz served as founder and Chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company, from 1996 until January 2001 and he has been a direct marketing consultant since February 2001.
Mr. Pickholz serves as the Chairman of the Audit Committee and as a member of the Governance and Nominating Committee of the Board of Directors.

    ALISTER W. REYNOLDS has been a director since 2002. Mr. Reynolds has been employed by Quest Diagnostics, Inc., a provider of diagnostic laboratory testing services, and its former parent company, Corning Incorporated, since 1982 in various positions, including Senior Vice President--U.S. Operations and, most recently, Senior Advisor to the Office of the Chairman. He serves as director of Soma Logic Incorporated, a privately-held biotechnology company, and Health Care Waste Solutions. He is a member of the Compensation and Human Resources Committee and the Audit Committee of the Board of Directors.

    SUSAN O. RHENEY became a director in February 2003. Ms. Rheney previously served as a director of the Company from 1993 to 1997. She was a principal in The Sterling Group, L.P., a major management buyout company, from 1987 to 2001. Ms. Rheney is a director of Genesis Energy LP, an oil pipeline company, Texas Petrochemical Holdings, a chemical company, and American Plumbing and Mechanical, Inc., a plumbing contractor.

    GORDON A. GRIFFITHS has served as President and Chief Executive Officer--Commercial Printing Division since April 2002. From February 2000 until April 2002, Mr. Griffiths was Chairman and Chief Executive Officer of Pareto Corporation, a Canadian knowledge services provider. He continues to serve as Chairman of Pareto Corporation. In 2000 Mr. Griffiths co-founded the Caxton Group, a marketing services agency, which became a public company in 2001. He was President of St. Joseph Corporation, Canada's largest privately owned printer, from May 1997 until February 2000. Before that Mr. Griffiths was with Quebecor World, the largest North American printer, where he served in various positions including President of Quebecor Printing Canada.

    ROBERT C. HART has served as President and Chief Executive Officer--Envelope Division since October 2000. From 1998 until he joined the Company, he owned his own consulting firm after having spent over thirty years with Riverwood International, a paperboard and packaging company. While at Riverwood, Mr. Hart served as Vice President and Mill Manager, Vice President, Sales and Marketing, Vice President, and General Manager of Paperboard Operations. As Senior Vice President of the paperboard operation, Mr. Hart directed the operations of three paper mills.

    KEVIN P. LOMBARDO has served as President and Chief Executive Officer--PrintXcel Division since February 2002. From April 1999 until February 2002 he was Chief Financial Officer of the PrintXcel Division. Prior to joining the Company Mr. Lombardo spent four years with the electronic drives division of Emerson Electric as its Vice President of Finance and Administration. Mr. Lombardo has also served in various finance and administrative positions in the automotive, thermoplastics and printing industries.

    HERBERT H. "WOODY" DAVIS III has been Senior Vice President--Corporate Development and Chief Legal Officer since August 2001. Before that,
Mr. Davis was in the private practice of law and was a partner at the Denver, Colorado law firm of Rothgerber Johnson & Lyons LLP for over 20 years.
Mr. Davis remains "Of Counsel" at Rothgerber Johnson & Lyons LLP.

    MICHEL P. SALBAING has been Senior Vice President--Finance and Chief Financial Officer since November 2000. From 1996 to November 2000,
Mr. Salbaing was with Quebecor World, the largest North American printer, where he held a number of positions including Chief Financial Officer of the overall corporation, President and Chief Executive Officer of Quebecor Printing Europe and Senior Vice President and Chief Financial Officer of Quebecor World North America. Before 1996 Mr. Salbaing held various senior financial positions with three large Canadian manufacturing firms and spent eight years with Ernst & Young LLP. Mr. Salbaing is a member of the Canadian Institute of Chartered Accountants.

    BRIAN P. HAIRSTON has been Vice President--Human Resources since August 2002. From April 2001 through August 2002 he was a human resources consultant for a variety of firms. From October 1999 until April 2001 he was Senior Vice President--Human Resources for Kellogg Corporation, a cereal producer. From 1997 to 1999 he served as Vice President--Human Resources for CitiGroup, a financial institution.

    KEITH T. PRATT has been Vice President--Purchasing since 1998. From 1994 to 1998 Mr. Pratt was Vice President of Material Sourcing and Logistics of Ply Gem Industries, a subsidiary of Nortek, Inc., a building products manufacturer. Before that, Mr. Pratt was responsible for purchasing and logistics with several companies where he held a variety of positions up to the director level.

    WILLIAM W. HUFFMAN, JR. has been Vice President--Corporate Controller since November 2000. From January 1999 to November 2000 he was Vice President--Chief Financial Officer of the Company's commercial printing division. In 1997 and 1998 he was a financial consultant. Prior to that he served in various financial capacities at Custom Papers Group, a manufacturer of specialty papers, Specialty Coatings International, a manufacturer and converter of specialty paper products, and James River Corporation. Mr. Huffman began his career with the accounting firm of Coopers & Lybrand and is a Certified Public Accountant.

    D. ROBERT MEYER, JR. has been Vice President--Treasurer since 1998. From 1994 to 1998 Mr. Meyer was a partner in the tax department of the accounting firm of Deloitte & Touche LLP. Mr. Meyer is a licensed attorney, Certified Public Accountant and Certified Financial Planner.

    WAYNE W. WOLBERG has been Vice President--General Auditor since October 2001. From June 2000 to April 2001 he served as Vice President--Finance of AT&T Broadband. Mr. Wolberg was Vice President and General Auditor of MediaOne from 1996 to 2000. He is a Certified Management Accountant.

    MARK L. ZOELLER has been Vice President--General Counsel and Secretary since January 2003. He joined the Company in 1997 as Corporate Counsel, was Assistant General Counsel from May 2000 to May 2001 and was Vice President--Corporate Development from May 2001 until January 2003. Before 1997 Mr. Zoeller was an associate at the law firm of Rothgerber Johnson & Lyons LLP. He is a licensed attorney.

    The sections captioned "Compliance With Section 16(a)" and "Corporate Governance" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The sections captioned "Director Compensation," "Compensation and Human Resources Committee Interlocks and Insider Participation," "Executive Compensation," "2001 Long-Term Incentive Plan." "Executive Agreements," "Employee Benefits," "Compensation and Human Resources Committee Report on Executive Compensation" and "Stock Price Performance Graph" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

    The table below provides information relating to our equity compensation plans as of December 31, 2002:

                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                     BE ISSUED UPON EXERCISE     EXERCISE PRICE OF          COMPENSATION PLANS
                                     OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
          PLAN CATEGORY                WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     REFLECTED IN FIRST COLUMN)
          -------------              -----------------------    --------------------    --------------------------
Equity compensation plans
  approved by security holders...           5,442,002                  $6.96                    1,809,449
Equity compensation plans not
  approved by security holders...                 N/A                    N/A                          N/A
                                            ---------                  -----                    ---------
Total............................           5,442,002                  $6.96                    1,809,449
                                            =========                  =====                    =========

    We do not have any equity compensation plans not approved by our stockholders.

    The section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 14. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or procedures or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

Included in Part II, Item 8 of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

                                                                                  PAGE
                                                                                  ----
Schedule I     Condensed Parent-Only Balance Sheets at December 31, 2002
                 and 2001 and Condensed Parent-Only Statements of
                 Operations and Cash Flows for the Years Ended December 31,
                 2002, 2001, and 2000                                              78

Schedule II    Valuation and Qualifying Accounts for the Years Ended
                 December 31, 2002, 2001, and 2000                                 82

(a)(3) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  3.1 Certificate of Incorporation of Mail-Well Corporation-- incorporated by reference from Mail-Well I Corporation's
         Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

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

  3.5 Bylaws of Mail-Well I Corporation--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

  4.1 Indenture dated as of December 16, 1998 between Mail-Well I Corporation and State Street Bank and Trust Company, as Trustee, relating to Mail-Well I Corporation's $300,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008--incorporated by reference from Exhibit 4.4 to Mail-Well, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-12551.

  4.2 Form of Senior Subordinated Note--incorporated by reference from Exhibit 4.5 to Mail-Well, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-12551.

  4.3 Indenture dated as of March 13, 2002 between Mail-Well I Corporation and State Street Bank and Trust Company, as Trustee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.30 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

  4.4 Form of Senior Note and Guarantee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount 9 5/8% due 2012--incorporated by reference to Exhibit 10.31 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

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

 10.5 Form of Mail-Well, Inc. Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.22 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

 10.6 Form of Mail-Well, Inc. Nonqualified Stock Option Agreement-- incorporated by reference from Exhibit 10.23 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

 10.7 1997 Non-Qualified Stock Option Agreement--incorporated by reference from Exhibit 10.54 of Mail-Well, Inc.'s Form 10-Q for the quarter ended March 31, 1997.

 10.8 Mail-Well, Inc. 1998 Incentive Stock Option Plan Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.59 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1998.

 10.9 Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.10 Form of Non-Qualified Stock Option Agreement under 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.11 Form of Incentive Stock Option Agreement under 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.12 Form of Restricted Stock Award Agreement under 2001 Long-Term Equity Incentive Plan--incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.13 Purchase Agreement dated March 8, 2002, between Mail-Well I Corporation, and Credit Suisse First Boston, UBS Warburg LLC, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., as Initial Purchasers, relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to
         Exhibit 10.30 to Mail-Well I Corporation's Registration statement on Form S-4 filed June 11, 2002.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 10.14 Registration Rights Agreement dated March 13, 2002, between Mail-Well I Corporation, and Credit Suisse First Boston, UBS Warburg LLC, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., as Initial Purchasers, relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.32 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

 10.15 Stock Purchase Agreement, dated May 6, 2002, among MWL Acquisition Corp., Mail-Well I Corporation and Mail-Well, Inc.--incorporated by reference to Exhibit 10.32 to Mail-Well I Corporation's Registration Statement on Form S-4 filed June 11, 2002.

 10.16 Amendment No. 1 to Stock Purchase Agreement, dated May 21, 2002, among MWL Acquisition Corp., Mail-Well I Corporation and Mail-Well, Inc.--incorporated by reference to Exhibit 10.33 to Mail-Well I Corporation's Registration statement on Form S-4 filed June 11, 2002--incorporated by reference to Exhibit 10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30, 2002.

 10.17 Amended and Restated Credit Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic subsidiaries of Mail-Well I Corporation named in the agreement, the financial institutions from time to time parties thereto, and Bank of America, N.A., as administrative agent--incorporated by reference to Exhibit
         10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30,
         2002.

 10.18 Amended and Restated Security Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic subsidiaries of Mail-Well I Corporation named in the agreement, and Bank of America, N.A., as agent--incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30, 2002.

 10.19 Amendment No. 1 to Amended and Restated Credit Agreement, dated September 27, 2002 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to
         Exhibit 10.36 of Mail-Well I Corporation's Amendment No. 2 to Registration Statement on Form S-4 filed October 8, 2002.

 10.20 Second Amended and Restated Equipment Lease dated as of August 6, 2002 between Wells Fargo Bank Northwest, National Association, as trustee under MW 1997-1 Trust, and Mail-Well I Corporation-- incorporated by reference to Exhibit 10.26 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.21   Second Amended and Restated Guaranty Agreement dated as of
         August 6, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.22 Second Amended and Restated Participation Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet Capital Corporation as Arranger and Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.23 Amendment Agreement No. 1 dated as of September 25, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.29 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.24 Amendment No. 2 to Amended and Restated Credit Agreement, dated December 27, 2002, among the Company, Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to
         Exhibit 99.1 of the Company's Current Report on Form 8-K filed January 8, 2003.

 10.25 Amendment No. 1 to Amended and Restated Security Agreement, dated December 27, 2002, among the Company, Mail-Well I Corporation, certain subsidiaries of Mail-Well I, and Bank of America, N.A., as agent--incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed January 8, 2003.

 10.26* Employment and Executive Severance Agreement dated as of March 10, 2003, between the Company and Paul V. Reilly.

 10.27* Form of Executive Severance Agreement entered into between the Company and each of the following: Michel Salbaing, Gordon Griffiths, Brian Hairston, Keith Pratt, William Huffman, D. Robert Meyer and Mark Zoeller.

 21   *  Subsidiaries of the Company

 23.1 *  Consent of Ernst & Young LLP

 24      Power of Attorney--incorporated by reference to page 84.

--------
*  Filed herewith.


(b) REPORTS ON FORM 8-K

1. Current Report on Form 8-K filed November 4, 2002, providing certain disclosures under Regulation FD.

2. Current Report on Form 8-K filed November 8, 2002, disclosing other events.

(c) EXHIBITS FILED

Included in Item 15(a)(3) of this Report.

(d) FINANCIAL STATEMENT SCHEDULES FILED

Included in Item 15(a)(2) of this Report.

                                                                               SCHEDULE I

                                       MAIL-WELL, INC.
                     (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

                                   CONDENSED BALANCE SHEETS
                                   (dollars in thousands)

                                                                        DECEMBER 31
                                                                  -----------------------
                                                                    2002           2001
                                                                  --------       --------
ASSETS

Current assets:

    Other current assets....................................      $     --       $    295

    Note receivable from Mail-Well I Corporation............            --        147,436
                                                                  --------       --------
        Total current assets................................            --        147,731

Investment in subsidiary....................................        42,768        240,954

Other assets................................................            --             --

Intangible assets (net of accumulated amortization of
  $3,747)...................................................            --          1,023
                                                                  --------       --------
Total assets................................................      $ 42,768       $389,708
                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accrued interest and other current liabilities..........      $     --       $  4,291

    Intercompany payable....................................            --          4,477

    Convertible subordinated notes..........................            --        139,063
                                                                  --------       --------
        Total current liabilities...........................            --        147,831

Convertible subordinated notes..............................            --             --
                                                                  --------       --------
Total liabilities...........................................            --        147,831

Shareholders' equity........................................        42,768        241,877
                                                                  --------       --------
Total liabilities and shareholders' equity..................      $ 42,768       $389,708
                                                                  ========       ========

                      See notes to condensed financial statements.

                                                                                      SCHEDULE I

                                          MAIL-WELL, INC.
                         (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

                               CONDENSED STATEMENTS OF OPERATIONS
                                      (dollars in thousands)

                                                           FOR THE YEAR ENDED DECEMBER 31
                                                     -------------------------------------------
                                                       2002              2001             2000
                                                     ---------         ---------         -------
Other operating costs:

    Administrative.................................  $      --         $     359         $   267

    Amortization...................................        161                19              27
                                                     ---------         ---------         -------
        Total other operating costs................        161               378             294
                                                     ---------         ---------         -------
Operating loss.....................................       (161)             (378)           (294)

Other (income) expense:

    Interest expense-debt..........................      5,188             7,970           8,035

    Interest income from subsidiary................      5,820            (8,923)         (8,846)
                                                     ---------         ---------         -------
Income before extraordinary items and equity in
  undistributed earnings of subsidiary.............        471               575             517
                                                     ---------         ---------         -------
Equity (loss) in undistributed earnings of
  subsidiary.......................................   (202,575)         (136,792)         25,263
                                                     ---------         ---------         -------
Income (loss) before extraordinary items...........   (202,104)         (136,217)         25,780

Extraordinary items................................         --                --           1,838
                                                     ---------         ---------         -------
Net income (loss)..................................  $(202,104)        $(136,217)        $27,618
                                                     =========         =========         =======

                          See notes to condensed financial statements.

                                                                                       SCHEDULE I

                                         MAIL-WELL, INC.
                       (PARENT-ONLY FINANCIAL SUPPLEMENTAL STATEMENTS)

                               CONDENSED STATEMENTS OF CASH FLOWS
                                     (dollars in thousands)

                                                              FOR THE YEAR ENDED DECEMBER 31
                                                         ----------------------------------------
                                                           2002            2001            2000
                                                         ---------       ---------       --------
Cash flow from operating activities:

    Net income (loss)..................................  $(202,104)      $(136,217)      $ 27,618

    Adjustments to reconcile net income to net cash provided (used in) by operating activities:

        Equity in undistributed earnings (loss) of
          subsidiary...................................    202,575         136,792        (25,263)

        Amortization...................................      1,023             859            795

    Extraordinary item--pre-tax........................         --              --         (2,989)

    Changes in operating assets and liabilities, net of effects of acquired businesses:

            Other working capital......................     (5,408)         (1,434)        (4,762)
                                                         ---------       ---------       --------
            Net cash provided by (used in) operating
              activities...............................     (3,914)             --         (4,601)

Cash flow from investing activities:

    Investment in subsidiary...........................         --            (413)         9,665

    Other activity with subsidiary, net................         --              --         14,599
                                                         ---------       ---------       --------
            Net cash provided by (used in) investing
              activities...............................         --            (413)        24,264

Cash flow from financing activities:

    Net proceeds from issuance of common stock.........         18             413            335

    Proceeds from intercompany debt....................    142,959              --             --

    Repurchase of common stock.........................         --              --        (10,000)

    Repayment of long-term debt........................   (139,063)             --         (9,998)
                                                         ---------       ---------       --------
            Net cash provided by (used in) financing
              activities...............................      3,914             413        (19,663)
                                                         ---------       ---------       --------
Net increase (decrease) in cash and cash equivalents...         --              --             --

Cash and cash equivalents at beginning of year.........         --              --             --
                                                         ---------       ---------       --------
Cash and cash equivalents at end of year...............  $      --       $      --       $     --
                                                         =========       =========       ========

                           See notes to condensed financial statements.

                                                                 SCHEDULE I

                              MAIL-WELL, INC.
              (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

      CONDENSED SUPPLEMENTAL FINANCIAL INFORMATION OF THE REGISTRANT
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The financial statements of Mail-Well, Inc. (the "Company") reflect the investment in Mail-Well I Corporation ("MWI"), a wholly-owned subsidiary, using the equity method.

2. CONSOLIDATED FINANCIAL STATEMENTS

    Reference is made to the consolidated financial statements and related Notes of Mail-Well, Inc. and Subsidiaries included elsewhere herein for additional information.

3. NOTES RECEIVABLE

    During 1997, the Company loaned MWI $147,436,000 which was payable on demand and earned interest at 6% payable annually. This note was repaid by MWI in November 2002 upon the repayment of the Convertible Subordinated Notes.

4. DEBT AND GUARANTEES

    The Company has guaranteed all debt of MWI and it's subsidiaries ($763.9 million outstanding at December 31, 2002, including current maturities) and certain other obligations arising in the ordinary course of business. The aggregate amounts of MWI's and it's subsidiaries debt maturities for the five years following 2002 are: 2003--$3.0 million; 2004--$1.2 million; 2005--$102.9 million; 2006-- $0.8 million; 2007--$0.8 million; and $655.2 million thereafter.

5. DIVIDENDS RECEIVED

    No dividends have been received from MWI since the Company's inception. MWI's ability to declare dividends to the Company is restricted by the terms of its bank credit agreements and the indentures relating to MWI's Senior Notes and Senior Subordinated Notes.

                                                                                   SCHEDULE II

                                 MAIL-WELL, INC. AND SUBSIDIARIES
                          SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                       FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                      (amounts in thousands)

                                                           FOR THE YEAR ENDED DECEMBER 31
                                                       ---------------------------------------
                                                        2002            2001            2000
                                                       -------         -------         -------
ACCOUNTS RECEIVABLE ALLOWANCES
Balance at beginning of year.........................  $ 5,385         $ 4,618         $ 5,385
Charged to costs and expenses........................    4,026           3,674           4,145
Recoveries and other charges.........................      552           3,994 (1)      (2,828) (2)
Deductions(3)........................................   (5,290)         (6,901)         (2,084)
                                                       -------         -------         -------
Balance at end of year...............................  $ 4,673         $ 5,385         $ 4,618
                                                       =======         =======         =======

INVENTORY RESERVES
Balance at beginning of year.........................  $ 4,636         $ 4,995         $ 3,673
Charged to costs and expenses........................    2,830           1,408           2,259
Recoveries and other charges.........................     (602)           (559)(1)         525 (2)
Deductions(3)........................................   (1,196)         (1,208)         (1,462)
                                                       -------         -------         -------
Balance at end of year...............................  $ 5,668         $ 4,636         $ 4,995
                                                       =======         =======         =======

--------
(1)  Includes amounts transferred from Mail-Well Trade Receivable
     Corporation in the amount of $3,169. In addition, this amount includes the reclassifications in the amounts of $290 and $169 which relate to reserves for accounts receivable allowances and inventory reserves transferred to assets held for sale, respectively.

(2) Includes the beginning balances of $409 of the allowance for doubtful accounts for the companies acquired in 2000 and $3,352 of amounts transferred to Mail-Well Trade Receivable Corporation. In addition, this includes beginning balances of $525 for inventory reserves for companies acquired in 2000.

(3)  Accounts and inventories written off.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on March 20, 2003.

                            MAIL-WELL, INC.



                            By:           /s/ PAUL V. REILLY
                               -------------------------------------------
                                 Paul V. Reilly, Chairman of the Board,
                                 President and Chief Executive Officer
                                     (Principal Executive Officer)



                            By:      /s/ MICHEL P. SALBAING
                               -------------------------------------------
                               Michel P. Salbaing, Senior Vice President--
                                   Finance and Chief Financial Officer
                                    (Principal Financial Officer and
                                      Principal Accounting Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                             POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Herbert H. Davis III as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

              SIGNATURE                                        TITLE                              DATE
              ---------                                        -----                              ----

         /s/  PAUL V. REILLY                          Chairman of the Board,                  March 20, 2003
    ----------------------------                President & Chief Executive Officer
           Paul V. Reilly

       /s/  THOMAS E. COSTELLO                               Director                         March 20, 2003
    ----------------------------
         Thomas E. Costello

        /s/  FRANK P. DIASSI                                 Director                         March 20, 2003
    ----------------------------
           Frank P. Diassi

       /s/  FRANK. J. HEVRDEJS                               Director                         March 20, 2003
    ----------------------------
          Frank J. Hevrdejs

         /s/  MARTIN MALONEY                                 Director                         March 20, 2003
    ----------------------------
           Martin Maloney

         /s/  DAVID OLIVIER                                  Director                         March 20, 2003
    ----------------------------
            David Olivier

        /s/  JANICE C. PETERS                                Director                         March 20, 2003
    ----------------------------
          Janice C. Peters

       /s/  JEROME W. PICKHOLZ                               Director                         March 20, 2003
    ----------------------------
         Jerome W. Pickholz

      /s/  ALISTER W. REYNOLDS                               Director                         March 20, 2003
    ----------------------------
         Alister W. Reynolds

        /s/  SUSAN O. RHENEY                                 Director                         March 20, 2003
    ----------------------------
           Susan O. Rheney

I, Paul V. Reilly, certify that:

1. I have reviewed this annual report on Form 10-K of Mail-Well, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                 /s/ Paul V. Reilly
                                 ----------------------------------------
                                 Chief Executive Officer

I, Michel P. Salbaing, certify that:

1. I have reviewed this annual report on Form 10-K of Mail-Well, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                              /s/ Michel P. Salbaing
                              -------------------------------------------
                              Chief Financial Officer