Form 10-Q
period 2003-03-31
MAIL WELL INC
filed 2003-05-05
CIK 920321

=============================================================================
-----------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                            ------------------

                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 2003 was $62,275,389.

    As of May 1, 2003 the Registrant had 48,343,060 shares of Common Stock, $0.01 par value, outstanding.

-----------------------------------------------------------------------------
=============================================================================

                                 TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

Item 1.      Financial Statements........................................    1

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   18

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk......................................................   27

Item 4.      Controls and Procedures.....................................   27

                                     PART IV

Item 6.      Exhibits and Reports on Form 8-K............................   28

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   MAIL-WELL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (dollars in thousands)

                                                                 MARCH 31, 2003
                                                                  (UNAUDITED)         DECEMBER 31, 2002
                                                                 --------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..............................        $      344            $    2,650
    Accounts receivable, net...............................           227,049               219,924
    Inventories, net.......................................           104,546               103,533
    Net assets held for sale...............................                --                 4,492
    Other current assets...................................            48,225                45,762
                                                                   ----------            ----------
        TOTAL CURRENT ASSETS...............................           380,164               376,361

Property, plant and equipment, net.........................           379,677               379,624
Goodwill...................................................           293,436               290,361
Other intangible assets, net...............................            18,142                18,586
Other assets, net..........................................            38,851                42,435
                                                                   ----------            ----------
TOTAL ASSETS...............................................        $1,110,270            $1,107,367
                                                                   ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.......................................        $  143,715            $  151,930
    Accrued compensation and related liabilities...........            49,660                53,292
    Other current liabilities..............................            59,979                67,848
    Current maturities of long-term debt...................             2,193                 2,961
                                                                   ----------            ----------
        TOTAL CURRENT LIABILITIES..........................           255,547               276,031

Long-term debt.............................................           775,058               760,938
Deferred income taxes......................................             9,041                10,336
Other liabilities..........................................            17,175                17,294
                                                                   ----------            ----------
TOTAL LIABILITIES..........................................         1,056,821             1,064,599
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued..............................                --                    --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,337,031 shares issued and outstanding
      as of March 31, 2003 and December 31, 2002...........               483                   483
    Paid-in capital........................................           213,882               213,826
    Retained deficit.......................................          (152,338)             (155,481)
    Deferred compensation..................................            (2,377)               (2,471)
    Accumulated other comprehensive loss...................            (6,201)              (13,589)
                                                                   ----------            ----------
        TOTAL SHAREHOLDERS' EQUITY.........................            53,449                42,768
                                                                   ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................        $1,110,270            $1,107,367
                                                                   ==========            ==========

                     See notes to condensed consolidated financial statements.

                              MAIL-WELL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except earnings per share amounts)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                  ---------------------------
                                                                    2003               2002
                                                                  --------          ---------
Net sales...................................................      $427,319          $ 443,482
Cost of sales...............................................       343,472            355,453
                                                                  --------          ---------
Gross profit................................................        83,847             88,029
Operating expenses:
    Selling, general and administrative.....................        63,480             68,191
    Amortization of intangibles.............................           445                502
    Loss from the early extinguishment of debt..............            --              7,745
    Restructuring and other charges.........................           685             14,527
                                                                  --------          ---------
Operating income (loss).....................................        19,237             (2,936)
Other expense:
    Interest expense........................................        17,979             14,905
    Other...................................................           131                292
                                                                  --------          ---------
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting
  principle.................................................         1,127            (18,133)
Provision (benefit) for income taxes........................           484             (4,524)
                                                                  --------          ---------
Income (loss) from continuing operations before cumulative
  effect of a change in accounting principle................           643            (13,609)
Loss (gain) on disposal of discontinued operations..........        (2,500)             7,999
Cumulative effect of a change in accounting principle.......            --            111,748
                                                                  --------          ---------
Net income (loss)...........................................      $  3,143          $(133,356)
                                                                  ========          =========
Earnings (loss) per share--basic:
    Continuing operations...................................      $   0.01          $   (0.29)
    Discontinued operations.................................          0.06              (0.17)
    Cumulative effect of a change in accounting principle...            --              (2.34)
                                                                  --------          ---------
Earnings (loss) per share--basic............................      $   0.07          $   (2.80)
                                                                  ========          =========
Earnings (loss) per share--diluted:
    Continuing operations...................................      $   0.01          $   (0.29)
    Discontinued operations.................................          0.05              (0.17)
    Cumulative effect of a change in accounting principle...            --              (2.34)
                                                                  --------          ---------
Earnings (loss) per share--diluted..........................      $   0.06          $   (2.80)
                                                                  ========          =========
Weighted average shares--basic..............................        47,668             47,658
Weighted average shares--diluted............................        48,376             47,658

                 See notes to condensed consolidated financial statements.

                              MAIL-WELL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (in thousands)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                  ---------------------------
                                                                     2003              2002
                                                                  ---------         ---------
Cash flows from operating activities:
  Income (loss) from continuing operations..................      $     643         $ (13,609)
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in) operating
     activities:
       Depreciation.........................................         11,190            11,478
       Amortization.........................................          1,383             1,967
       Noncash portion of restructuring, impairment and
        other charges.......................................             --             6,724
       Deferred income tax benefit..........................         (1,988)           (2,195)
       Loss on disposal of assets...........................            258               254
       Other noncash charges, net...........................          1,012                96
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
       Accounts receivable..................................         (5,716)            5,060
       Inventories..........................................           (414)              972
       Accounts payable and accrued compensation............        (12,668)            1,799
       Income taxes payable.................................         (2,379)           (4,712)
       Other working capital changes........................         (5,422)             (495)
       Other, net...........................................            661               347
                                                                  ---------         ---------
        Net cash (used in) provided by operating
          activities........................................        (13,440)            7,686
Cash flows from investing activities:
      Acquisitions..........................................             --            (1,003)
      Capital expenditures..................................         (6,416)          (11,340)
      Proceeds from divestitures, net.......................          3,864            31,623
      Proceeds from sales of property, plant and
        equipment...........................................            515                60
                                                                  ---------         ---------
        Net cash (used in) provided by investing
          activities........................................         (2,037)           19,340
Cash flows from financing activities:
      Proceeds from issuance of long-term debt..............        485,122           569,000
      Repayments of long-term debt..........................       (471,815)         (459,360)
      Capitalized loan fees.................................           (316)          (12,037)
                                                                  ---------         ---------
        Net cash provided by financing activities...........         12,991            97,603
Effect of exchange rate changes on cash and cash
 equivalents................................................            180              (324)
Cash flows from discontinued operations.....................             --            (4,142)
                                                                  ---------         ---------
        Net (decrease) increase in cash and cash
          equivalents.......................................         (2,306)          120,163
Cash and cash equivalents at beginning of year..............          2,650             2,014
                                                                  ---------         ---------
Cash and cash equivalents at end of period..................      $     344         $ 122,177
                                                                  =========         =========

                  See notes to condensed consolidated financial statements.

                     MAIL-WELL, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    During June 2002, the decision was made to discontinue efforts to sell the PrintXcel business. As such, the consolidated statements of operations and cash flows for the three months ended March 31, 2002 have been restated to include this business as part of the continuing operations. PrintXcel, which is the Company's Printed Office Products operating segment, had previously been reported in discontinued operations.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed its determination of the goodwill impairment of the Commercial Printing segment in the fourth quarter of 2002. The transitional impairment of $111.7 million was recorded as the cumulative effect of a change in accounting principle as of January 1, 2002 and required the restatement of net income in the condensed consolidated statement of operations as of March 31, 2002.

    The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on January 1, 2003. The provisions of SFAS No. 145 required the reclassification of the loss from the early extinguishment of debt that was recorded as an extraordinary item in the first quarter of 2002 into income from continuing operations.

    The table below is a reconciliation of loss per share as of March 31, 2002 as originally reported and the loss per share as restated.

                                 MARCH 31, 2002                                IMPACT OF
                                 AS ORIGINALLY    IMPACT OF   IMPACT OF   RECLASSIFICATION OF   MARCH 31, 2002
                                    REPORTED      SFAS 142    SFAS 145         PRINTXCEL           RESTATED
                                 --------------   ---------   ---------   -------------------   --------------
Loss per share--basic and
  diluted*:
    Continuing operations......      $(0.17)       $   --      $(0.10)          $(0.01)             $(0.29)
    Discontinued operations....       (0.18)           --          --             0.01               (0.17)
    Extraordinary items........       (0.10)           --        0.10               --                  --
    Cumulative effect of a
      change in accounting
      principle................          --         (2.34)         --               --               (2.34)
                                     ------        ------      ------           ------              ------
    Loss per share.............      $(0.45)       $(2.34)     $   --           $   --              $(2.80)
                                     ======        ======      ======           ======              ======

--------
* The following table may not add due to rounding.

                     MAIL-WELL, INC. AND SUBSIDIARIES

2. NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("Interpretation 46"). Interpretation 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

    Interpretation 46 currently applies to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. Since we had no such interests arising after January 31, 2003, this interpretation has had no impact on our financial condition or results of operations during the three months ended March 31, 2003.

    Beginning in the third quarter of 2003, we must apply Interpretation 46 to all interests in variable interest entities existing prior to January 31, 2003. We are the lessee in a series of leases covering our leased machinery and equipment. The lessors are financing entities that we do not consolidate. These leases do not contain a fixed-price purchase option and we generally are not at risk for losses. We currently believe that it is unlikely that we will be required to consolidate the underlying entities upon application of the interpretation.

3. STOCK-BASED COMPENSATION

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

    The following table illustrates the pro forma effect of net income
(loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the periods ended March 31, 2003 and 2002 (in thousands, except per share data):

                                                                          MARCH 31
                                                                  -------------------------
                                                                    2003            2002
                                                                  ---------       ---------
     Net income (loss):
          As reported.......................................      $   3,143       $(133,356)
          Pro forma.........................................      $   2,588       $(134,267)
     Earnings (loss) per share--basic:
          As reported.......................................      $    0.07       $   (2.80)
          Pro forma.........................................      $    0.05       $   (2.82)
     Earnings (loss) per share--diluted:
          As reported.......................................      $    0.06       $   (2.80)
          Pro forma.........................................      $    0.05       $   (2.82)

     The effect on pro forma net income (loss), earnings (loss) per share--basic and earnings (loss) per share--diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options in future years.

                     MAIL-WELL, INC. AND SUBSIDIARIES

4. ACQUISITION

    In August 2002, the Company acquired the in-house printing and fulfillment operations of American Express Company, located in Minneapolis, Minnesota, for $1.3 million. This acquisition has been accounted for as a purchase; accordingly, its assets and liabilities have been recorded at estimated fair value with the excess of the purchase price over the estimated fair value recorded as goodwill. The consolidated financial statements reflect the operations of the acquired business since August 2002. Goodwill recorded as a result of this acquisition was $0.8 million. Additional consideration may be paid which is contingent based on annual revenues during each year of the five year period commencing on January 1, 2003. This may result in an additional consideration of up to $17.5 million. Sales included in the period ended March 31, 2003 were $9.2 million.

5. ASSETS HELD FOR SALE

    The Company sold the filing products division of the Envelope segment in August 2002 and certain digital graphics operations of the Commercial Printing segment in March 2003. The following table presents the sales and operating income of these operations included in the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                         MARCH 31
                                                                   --------------------
                                                                    2003         2002
                                                                   ------       -------
     Sales..................................................       $2,872       $22,064
     Operating income.......................................       $  167       $ 2,223

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

  INVENTORIES

    The Company's inventories by major category are as follows (in thousands):

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2003              2002
                                                                   ---------       ------------
     Raw materials..........................................       $ 30,870          $ 32,515
     Work in process........................................         23,726            25,832
     Finished goods.........................................         55,941            50,854
                                                                   --------          --------
                                                                    110,537           109,201
     Reserves...............................................         (5,991)           (5,668)
                                                                   --------          --------
                                                                   $104,546          $103,533
                                                                   ========          ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

6. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

  PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consists of the following (in thousands):

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2003              2002
                                                                     ---------       ------------
     Land and land improvements.............................         $  20,028        $  19,529
     Buildings and improvements.............................           108,380          105,646
     Machinery and equipment................................           467,274          463,896
     Furniture and fixtures.................................            15,357           15,178
     Construction in progress...............................             7,787            5,510
                                                                     ---------        ---------
                                                                       618,826          609,759
     Accumulated depreciation...............................          (239,149)        (230,135)
                                                                     ---------        ---------
                                                                     $ 379,677        $ 379,624
                                                                     =========        =========

  COMPREHENSIVE INCOME (LOSS)

    A summary of the comprehensive income (loss) is as follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                  -------------------------
                                                                  MARCH 31,       MARCH 31,
                                                                    2003            2002
                                                                  ---------       ---------
     Net income (loss)......................................       $ 3,143        $(133,356)
     Other comprehensive income (loss):
     Currency translation adjustment, net...................         7,388           (1,348)
                                                                   -------        ---------
     Comprehensive income (loss)............................       $10,531        $(134,704)
                                                                   =======        =========

7. LONG-TERM DEBT

    At March 31, 2003 and December 31, 2002, long-term debt consisted of the following (in thousands):

                                                                  MARCH 31,         DECEMBER 31,
                                                                    2003                2002
                                                                  ---------         ------------
     Senior Secured Credit Facility, due 2005...............      $116,236            $101,932
     Senior Notes, due 2012.................................       350,000             350,000
     Senior Subordinated Notes, due 2008....................       300,000             300,000
     Other..................................................        11,051              11,967
                                                                  --------            --------
                                                                   777,257             763,899
     Less current maturities................................        (2,193)             (2,961)
                                                                  --------            --------
        Long-term debt......................................      $775,058            $760,938
                                                                  ========            ========

    In March 2002, the Company wrote off deferred financing costs of $7.7 million in connection with the early payment of a portion of the term loans of the bank credit facility in effect at that date. This write-off was reported as a loss from the early extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2002 as discussed in Note 1.

    The Senior Notes and the Senior Subordinated Notes are guaranteed by Mail-Well, Inc. and its U.S. subsidiaries (the "Guarantor Subsidiaries") all of which are wholly owned. The guarantees are

                     MAIL-WELL, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)

joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to the issuing subsidiary in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

    As of March 31, 2003, the Company was in compliance with all of the covenants of its various debt agreements.

8. RESTRUCTURING AND OTHER CHARGES

    The Company has substantially completed the restructuring programs initiated in June 2001 which continued during 2002.

    Restructuring recorded during the three-month period ended March 31, 2003 was $0.7 million all of which related to restructuring programs initiated prior to 2003. The following table and discussion present the details of these charges (in thousands):

                                                                                   PRINTED
                                                                  COMMERCIAL        OFFICE
                                                                   PRINTING        PRODUCTS       TOTAL
                                                                  ----------       --------       -----
Employee separation and related employee expenses...........         $ 43           $(140)        $(97)
Equipment moves.............................................          690              --          690
Other exit costs............................................           92              --           92
                                                                     ----           -----         ----
    Total...................................................         $825           $(140)        $685
                                                                     ====           =====         ====

    COMMERCIAL PRINTING. In the fourth quarter of 2002, Commercial Printing announced the closure of its web printing operation in Indianapolis, Indiana and the redeployment of the two web presses and related equipment in St. Louis, Missouri and Baltimore, Maryland. A substantial portion of the cost to dismantle, move and reinstall this equipment was incurred in the first quarter of 2003.

    The other charges also relate to plans initiated in the fourth quarter of 2002 to right size our printing plants in the Northwest.

    PRINTED OFFICE PRODUCTS. In the fourth quarter of 2002, Printed Office Products closed its business forms plant in Clearwater, Florida and consolidated its production in its Fairhope, Alabama plant. The employee separation and related employee expenses paid as a result of this consolidation were less than originally estimated.

    A summary of the activity charged to the 2002 restructuring liability during the three months ended March 31, 2003 is as follows (in thousands):

                                                                                PRINTED
                                                               COMMERCIAL        OFFICE
                                                                PRINTING        PRODUCTS        TOTAL
                                                               ----------       --------       -------
    Balance, December 31, 2002..........................         $3,990          $ 653         $ 4,643
        Payments for severance..........................           (122)          (289)           (411)
        Payments for lease termination and property exit
          costs.........................................           (987)           (48)         (1,035)
        Payments for other exit costs...................            (72)          (256)           (328)
        Reversal of unused portion......................             --            140             140
                                                                 ------          -----         -------
    Balance, March 31, 2003.............................         $2,809          $ 200         $ 3,009
                                                                 ======          =====         =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

8. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

    A summary of the activity charged to the 2001 restructuring liability during the three months ended March 31, 2003 is as follows (in thousands):

                                                                               COMMERCIAL
                                                                ENVELOPE        PRINTING        TOTAL
                                                                --------       ----------       ------
    Balance, December 31, 2002............................       $2,518          $ 449          $2,967
        Payments for severance............................         (233)            --            (233)
        Payments for lease termination and property exit
          costs...........................................         (379)          (307)           (686)
                                                                 ------          -----          ------
    Balance, March 31, 2003...............................       $1,906          $ 142          $2,048
                                                                 ======          =====          ======

9. DISCONTINUED OPERATIONS

    During the first quarter of 2003, we recorded a gain on the disposal of discontinued operations in the amount of $2.5 million. This gain was the result of a change in the estimated tax impact of the disposition of our prime label business, which was sold in May 2002. The data required to determine the full tax impact of this transaction was not available until 2003. The Company will finalize this estimate upon filing the final tax return in the third quarter.

10. EARNINGS PER SHARE

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

                                                                         MARCH 31
                                                                  ----------------------
                                                                   2003           2002
                                                                  -------       --------
Numerator:
Numerator for basic and diluted earnings (loss) per
  share--income (loss) from continuing operations...........      $   643       $(13,609)
                                                                  =======       ========
Denominator:
Denominator for basic earnings (loss) per share--weighted
  average shares............................................       47,668         47,658
Effects of dilutive securities:
    Stock options and restricted stock......................          708             --
                                                                  -------       --------
Denominator for diluted earnings (loss) per share--adjusted
  weighted average shares and assumed conversions...........       48,376         47,658
                                                                  =======       ========
Earnings (loss) for continuing operations per share:
    Basic and diluted.......................................      $  0.01       $  (0.29)
                                                                  =======       ========

    During the period ended March 31, 2002, interest, net of tax, on Convertible Notes in the amount of $1.2 million and shares of 7,319,000 that would be issued upon assumed conversion of these Convertible Notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. In 2003 and 2002, outstanding options to purchase 5,403,000 and 6,995,000 common shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. In addition, 669,000 restricted stock were excluded from the calculation of diluted earnings per share in 2002 because the effect would be antidilutive.

                     MAIL-WELL, INC. AND SUBSIDIARIES

11. SEGMENT INFORMATION

    The Company operates in three principal operating segments. The Commercial Printing segment specializes in printing annual reports, car brochures, brand marketing collateral, catalogs, maps, calendars and financial communications. The Envelope segment manufactures customized and stock envelopes for billing and remittance and direct mail advertising. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products segment produces customized and stock labels, mailers, and printed business documents which are sold to small and mid-size businesses generally through distributors of office products. Intercompany sales for the three-month periods ended March 31, 2003 and 2002 were $3.1 million and $6.8 million, respectively. These amounts are eliminated in consolidation and excluded from reported net sales.

    The following tables present certain business segment information for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                  -----------------------
                                                                    2003           2002
                                                                  --------       --------
    Net sales:
        Envelope............................................      $179,071       $200,975
        Commercial Printing.................................       197,948        190,754
        Printed Office Products.............................        50,300         51,753
                                                                  --------       --------
        Total...............................................      $427,319       $443,482
                                                                  ========       ========
    Operating income (loss)(a):
        Envelope............................................      $ 17,862       $  7,412
        Commercial Printing.................................         1,761         (3,901)
        Printed Office Products.............................         3,790          3,561
        Corporate...........................................        (4,176)       (10,008)
                                                                  --------       --------
        Total...............................................      $ 19,237       $ (2,936)
                                                                  ========       ========
    Restructuring, asset impairments and other charges:
        Envelope............................................      $     --       $ 12,013
        Commercial Printing.................................           825          1,007
        Printed Office Products.............................          (140)           880
        Corporate...........................................            --          8,372
                                                                  --------       --------
        Total...............................................      $    685       $ 22,272
                                                                  ========       ========

--------
(a) Operating income (loss) is net of all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, lease expense and other miscellaneous expenses. Corporate expenses in 2002 include the loss from the early extinguishment of debt.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    In March 2002, Mail-Well I Corporation ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, issued $350 million aggregate principal amount of 9 5/8% Senior Notes ("Senior Notes") due in 2012. The Senior Notes are guaranteed by all of the U.S. subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


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

    The following condensed consolidating financial information illustrates the composition of the Parent Guarantor, Issuer, and Guarantor Subsidiaries. The Issuer and the Guarantor Subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Guarantor. Curtis 1000 Inc. was, until it was divested in the first quarter of 2002, a subsidiary of the Issuer and a guarantor of the Senior Subordinated Notes. Curtis 1000 Inc. was not at any time a guarantor of the Senior Notes. In order to provide a coherent presentation in the following condensed consolidating financial information, Curtis 1000 Inc.'s financial information is included in the guarantor information for all periods prior to its divestiture in February 2002. Management has determined that separate complete financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                  CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                            March 31, 2003
                                            (in thousands)

                                                                  COMBINED
                                        PARENT                   GUARANTOR
                                       GUARANTOR     ISSUER     SUBSIDIARIES     ELIM.     CONSOLIDATED
                                       ---------   ----------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents..........   $    --    $     (471)    $    815     $      --    $      344
  Accounts receivable, net...........        --        49,524      177,525            --       227,049
  Inventories, net...................        --        44,232       60,314            --       104,546
  Other current assets...............        --        32,531       15,694            --        48,225
                                        -------    ----------     --------     ---------    ----------
    Total current assets.............        --       125,816      254,348            --       380,164
Investment in subsidiaries...........    53,449       228,324           --      (281,773)           --
Property, plant and equipment, net...        --       101,632      278,045            --       379,677
Goodwill and other intangible assets,
 net.................................        --        84,876      226,702            --       311,578
Note receivable from subsidiaries....        --       603,100           --      (603,100)           --
Other assets, net....................        --         7,482       31,369            --        38,851
                                        -------    ----------     --------     ---------    ----------
Total assets.........................   $53,449    $1,151,230     $790,464     $(884,873)   $1,110,270
                                        =======    ==========     ========     =========    ==========
Current liabilities:
  Accounts payable...................   $    --    $   31,263     $112,452     $      --    $  143,715
  Other current liabilities..........        --        55,919       53,720            --       109,639
  Intercompany payable
   (receivable)......................        --       230,258     (230,258)           --            --
  Current portion of long-term
   debt..............................        --           393        1,800            --         2,193
                                        -------    ----------     --------     ---------    ----------
    Total current liabilities........        --       317,833      (62,286)           --       255,547

Long-term debt.......................        --       769,219        5,839            --       775,058
Note payable to Issuer...............        --            --      603,100      (603,100)           --
Deferred income tax (asset)
 liability...........................        --        (2,613)      11,654            --         9,041
Other long-term liabilities..........        --        13,342        3,833            --        17,175
                                        -------    ----------     --------     ---------    ----------
    Total liabilities................        --     1,097,781      562,140      (603,100)    1,056,821
Shareholders' equity.................    53,449        53,449      228,324      (281,773)       53,449
                                        -------    ----------     --------     ---------    ----------
Total liabilities and shareholders'
 equity..............................   $53,449    $1,151,230     $790,464     $(884,873)   $1,110,270
                                        =======    ==========     ========     =========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                        December 31, 2002
                                         (in thousands)

                                                                 COMBINED
                                       PARENT                   GUARANTOR
                                      GUARANTOR     ISSUER     SUBSIDIARIES      ELIM.      CONSOLIDATED
                                      ---------   ----------   ------------   -----------   ------------
Current assets:
  Cash and cash equivalents.........   $    --    $    1,957    $     693     $        --    $    2,650
  Accounts receivable, net..........        --        54,274      165,650              --       219,924
  Inventories, net..................        --        42,805       60,728              --       103,533
  Net assets held for sale..........        --            --        4,492              --         4,492
  Other current assets..............        --        32,462       13,300              --        45,762
                                       -------    ----------    ---------     -----------    ----------
    Total current assets............        --       131,498      244,863              --       376,361
Investment in subsidiaries..........    42,768       417,049           --        (459,817)           --
Property, plant and equipment,
 net................................        --       119,737      259,887              --       379,624
Goodwill and other intangible
 assets, net........................        --        85,097      223,850              --       308,947
Note receivable from subsidiaries...        --       603,100           --        (603,100)           --
Other assets, net...................        --        34,030        8,405              --        42,435
                                       -------    ----------    ---------     -----------    ----------
Total assets........................   $42,768    $1,390,511    $ 737,005     $(1,062,917)   $1,107,367
                                       =======    ==========    =========     ===========    ==========
Current liabilities:
  Accounts payable..................   $    --    $   41,057    $ 110,873     $        --    $  151,930
  Other current liabilities.........        --        68,128       53,012              --       121,140
  Intercompany payable
   (receivable).....................        --       507,381     (507,381)             --            --
  Current portion of long-term
   debt.............................        --           970        1,991              --         2,961
                                       -------    ----------    ---------     -----------    ----------
    Total current liabilities.......        --       617,536     (341,505)             --       276,031

Long-term debt......................        --       754,983        5,955              --       760,938
Note payable to Issuer..............        --            --      603,100        (603,100)           --
Deferred income tax liabilities
 (assets)...........................        --       (38,269)      48,605              --        10,336
Other long-term liabilities.........        --        13,493        3,801              --        17,294
                                       -------    ----------    ---------     -----------    ----------
    Total liabilities...............        --     1,347,743      319,956        (603,100)    1,064,599
Shareholders' equity................    42,768        42,768      417,049        (459,817)       42,768
                                       -------    ----------    ---------     -----------    ----------
Total liabilities and shareholders'
 equity.............................   $42,768    $1,390,511    $ 737,005     $(1,062,917)   $1,107,367
                                       =======    ==========    =========     ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                       CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                     Quarter Ended March 31, 2003
                                           (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................   $   --     $107,643     $319,676     $     --     $427,319
Cost of sales...........................       --       88,797      254,675           --      343,472
                                           ------     --------     --------     --------     --------
Gross profit............................       --       18,846       65,001           --       83,847
Other operating expenses................       --       15,713       48,212           --       63,925
Restructuring and other charges.........       --           --          685           --          685
                                           ------     --------     --------     --------     --------
Operating income (loss).................       --        3,133       16,104           --       19,237
Other expense (income):
  Interest expense......................       --       17,852       13,781      (13,654)      17,979
  Other expense (income)................       --      (13,657)         134       13,654          131
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................       --       (1,062)       2,189           --        1,127
Income tax benefit......................       --         (457)         941           --          484
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................       --         (605)       1,248           --          643
Equity in undistributed earnings of
 subsidiaries...........................    3,143        1,248           --       (4,391)          --
                                           ------     --------     --------     --------     --------
Income (loss) from continuing
 operations.............................    3,143          643        1,248       (4,391)         643
Gain on disposal........................       --       (2,500)          --           --       (2,500)
                                           ------     --------     --------     --------     --------
Net income (loss).......................   $3,143     $  3,143     $  1,248     $ (4,391)    $  3,143
                                           ======     ========     ========     ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                   Quarter Ended March 31, 2002
                                           (in thousands)

                                                                  COMBINED
                                         PARENT                  GUARANTOR
                                        GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                        ---------   ---------   ------------   --------   ------------
Net sales.............................  $      --   $ 140,874    $ 302,608     $     --    $ 443,482
Cost of sales.........................         --     113,495      241,958           --      355,453
                                        ---------   ---------    ---------     --------    ---------
Gross profit..........................         --      27,379       60,650           --       88,029
Operating expenses:
  Selling, administrative and other...          5      19,526       49,162           --       68,693
  Restructuring, asset impairments and
   other charges......................         --      21,159        1,113           --       22,272
                                        ---------   ---------    ---------     --------    ---------
Operating income (loss)...............         (5)    (13,306)      10,375           --       (2,936)
Other (income) expense:
  Interest expense....................      1,738      17,662       14,222      (18,717)      14,905
  Other expense (income)..............     (1,977)    (16,486)          38       18,717          292
                                        ---------   ---------    ---------     --------    ---------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries.........................        234     (14,482)      (3,885)          --      (18,133)
Provision (benefit) for income
 taxes................................         --      (5,672)       1,148           --       (4,524)
                                        ---------   ---------    ---------     --------    ---------
Income (loss) from continuing
 operations, before cumulative effect
 of a change in accounting principle
 and undistributed earnings of
 subsidiaries.........................        234      (8,810)      (5,033)          --      (13,609)
Equity in undistributed earnings of
 subsidiaries.........................   (133,590)   (124,780)          --      258,370           --
                                        ---------   ---------    ---------     --------    ---------
Income from continuing operations
 before cumulative effect of a change
 in accounting principle..............   (133,356)   (133,590)      (5,033)     258,370      (13,609)
Loss from discontinued operations.....         --          --        7,999           --        7,999
Cumulative effect of a change in
 accounting principle.................         --          --      111,748           --      111,748
                                        ---------   ---------    ---------     --------    ---------
Net income (loss).....................  $(133,356)  $(133,590)   $(124,780)    $258,370    $(133,356)
                                        =========   =========    =========     ========    =========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                     CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  Quarter Ended March 31, 2003
                                        (in thousands)

                                                                            COMBINED
                                                   PARENT                  GUARANTOR
                                                  GUARANTOR    ISSUER     SUBSIDIARIES   CONSOLIDATED
                                                  ---------   ---------   ------------   ------------
Cash flows from (used in) operating
 activities.....................................  $      --   $   1,760     $(15,200)     $ (13,440)
Cash flows from investing activities:
  Capital expenditures..........................         --        (809)      (5,607)        (6,416)
  Proceeds from divestitures, net...............         --       3,864           --          3,864
  Intercompany advances.........................         --     (20,902)      20,902             --
  Proceeds from the sale of assets..............         --          --          515            515
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) investing
   activities...................................         --     (17,847)      15,810         (2,037)
Cash flows from financing activities:
  Proceeds from long-term debt..................         --     485,122           --        485,122
  Repayments of long-term debt..................         --    (471,147)        (668)      (471,815)
  Capitalized loan fees.........................         --        (316)          --           (316)
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) financing
   activities...................................         --      13,659         (668)        12,991
Effect of exchange rate changes on cash.........         --          --          180            180
                                                  ---------   ---------     --------      ---------
Net change in cash and cash equivalents.........         --      (2,428)         122         (2,306)
Balance at beginning of year....................         --       1,957          693          2,650
                                                  ---------   ---------     --------      ---------
Balance at end of year..........................  $      --   $    (471)    $    815      $     344
                                                  =========   =========     ========      =========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    Quarter Ended March 31, 2002
                                          (in thousands)

                                                                   COMBINED
                                          PARENT                  GUARANTOR
                                         GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                         ---------   ---------   ------------   --------   ------------
Cash flows from operating activities...   $ 2,309    $  (4,658)    $  5,194     $  4,841    $   7,686
Cash flows from investing activities:
  Acquisition costs, net of cash
   acquired............................        --       (1,003)          --           --       (1,003)
  Capital expenditures.................        --         (392)     (10,948)          --      (11,340)
  Proceeds from divestitures, net......        --       31,623           --           --       31,623
  Investment in subsidiaries...........    (2,309)          --           --        2,309           --
  Proceeds from sale of property, plant
   & equipment.........................        --           34           26           --           60
                                          -------    ---------     --------     --------    ---------
  Net cash provided by (used in)
   investing activities................    (2,309)      30,262      (10,922)       2,309       19,340
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt................................        --      569,000           --           --      569,000
  Repayments of long-term debt.........        --     (444,615)     (99,784)      85,039     (459,360)
  Capitalized loan fees................        --      (12,037)          --           --      (12,037)
  Intercompany activity................        --           --       92,189      (92,189)          --
                                          -------    ---------     --------     --------    ---------
  Net cash provided by (used in)
   financing activities................        --      112,348       (7,595)      (7,150)      97,603
Effect of exchange rate changes on cash
 and cash equivalents..................        --           --         (324)          --         (324)
Cash flows from discontinued
 operations............................        --           --       (4,142)          --       (4,142)
                                          -------    ---------     --------     --------    ---------
Net increase (decrease) in cash and
 cash equivalents......................        --      137,952      (17,789)          --      120,163
Cash and cash equivalents at beginning
 of year...............................        --      (18,004)      20,018           --        2,014
                                          -------    ---------     --------     --------    ---------
Cash and cash equivalents at end of
 year..................................   $    --    $ 119,948     $  2,229     $     --    $ 122,177
                                          =======    =========     ========     ========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

    We are one of North America's largest printing companies. Our mission is to produce products and provide services that help our customers deliver their messages more effectively. We are one company organized into three business segments:

    * Envelopes

    * Commercial Printing

    * Printed Office Products

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

    During 2002, we substantially completed an 18-month restructuring of Mail-Well that began in June 2001. This restructuring included the following:

    * The consolidation of our best envelope equipment, expertise and operational capabilities into 39 facilities, down from 50 in 2000.

    * The consolidation of our printing operations in the Philadelphia market into one facility, the closure of our operation in New York City, and the consolidation of our web printing plant in Indianapolis, Indiana into our web printing plants in St. Louis, Missouri and Baltimore, Maryland.

    * The consolidation of the Denver, Colorado and Clearwater, Florida manufacturing facilities of our Printed Office Products segment.

    * The sale of Curtis 1000, our prime label business and the filing products division of our Envelope segment.

    * The restructuring of our debt.

    In March 2003, we sold certain of our digital graphics operations completing all of our planned divestitures.

    Paper is our most significant raw material. We purchase approximately 500,000 tons of paper annually for our businesses. Prices of uncoated papers, which are the principal grades of paper used to manufacture envelopes, increased 10% in the fourth quarter of 2002. Prices of coated papers, which are used principally in commercial printing, remained flat in 2002. Historically, changes in paper pricing generally have not affected the operating results of our commercial printing segment because we have been able to pass on paper price increases to our customers. Paper pricing has, however, impacted the operating margins of our envelope business. When paper prices are rising, operating margins on our envelope products tend to be lower because we generally are not able to increase our prices as quickly as paper prices increase. We are experiencing this in 2003 as we have been unable to increase the prices of our envelope products sufficiently to cover the higher cost of uncoated papers.

CONSOLIDATED RESULTS OF OPERATIONS

    In August 2002, the Company acquired the in-house printing and fullfillment operations of American Express Company. The acquisition has been accounted for as a purchase transaction, which impacts comparability of our financial statements because the results of the acquired operations are included in the consolidated results from the date acquired. Where appropriate, we have noted the impact of this acquisition in the following discussions of our results.

    The general economic softness during the first quarter of 2003 affected the sales and margins of our businesses. The demand for print advertising and direct mail promotions remained depressed and the market for traditional business forms continued to decline. We do not expect significant increases in sales and margins until the markets we serve, especially advertising and direct mail, recover. In the meantime, we will continue to control our costs and balance production with the needs of our customers.

    The tables and discussions of sales and operating income that follow present reported amounts as well as "ongoing" amounts. Ongoing sales exclude sales of the filing products division of our Envelope segment that was sold in August 2002 and the sales of certain digital graphics operations of our Commercial Printing segment that were held for sale at December 2002 and sold in March 2003. Ongoing operating income excludes the operating income of the operations sold and restructuring and other charges incurred in 2002 and during the first quarter of 2003. Since our planned dispositions are now complete and we have substantially completed our restructuring programs, we believe that this analysis provides the most meaningful basis for an understanding of our results during the first quarter of 2003.

NET SALES

                                                                  QUARTER ENDED MARCH 31
                                                                  -----------------------
                                                                    2003           2002
                                                                  --------       --------
                                                                      (IN THOUSANDS)
Ongoing.....................................................      $424,447       $421,418
     Filing Products division...............................            --         18,527
     Digital Graphics operations............................         2,872          3,537
                                                                  --------       --------
Reported....................................................      $427,319       $443,482
                                                                  ========       ========

    Our reported sales during the first quarter of 2003 were $16.2 million, or 4%, lower than during the first quarter of 2002. Excluding the sales of the filing products division of Envelope sold in August 2002 and the digital graphics operations that were sold in March 2003, sales of our ongoing operations were up $3.0 million, or 1%. Significant factors influencing the ongoing sales of our business segments during the first quarter of 2003 were as follows:

    * Envelope sales were down $3.4 million primarily due to lower sales of higher value added direct mail envelopes. We believe that the uncertainty leading up to the war in Iraq had an impact on our sales of direct mail envelopes.

    * Commercial Printing's sales increased $7.9 million due to the acquisition in August 2002, which contributed sales of $9.2 million. Excluding these sales, Commercial Printing's sales to its local customers were down $1.3 million primarily due to the closure of its printing facility in New York City.

    * Commercial Printing's sales to its national and regional customers were down only slightly.

    * Sales of Printed Office Products decreased $1.5 million primarily due to lower sales of business forms, especially continuous forms and mailers.

RESTRUCTURING EXPENSES

    As mentioned earlier, we have substantially completed the restructuring programs initiated in June 2001 which continued during 2002. While we currently have no further restructuring programs planned, we will respond to the impact of the economic environment on our businesses by continuing to evaluate our operations for improvement opportunities.

    Restructuring expenses incurred during the first quarter of 2003 were $0.7 million, all of which related to restructuring programs initiated prior to 2003.

                                                                                   PRINTED
                                                                  COMMERCIAL        OFFICE
                                                                   PRINTING        PRODUCTS       TOTAL
                                                                  ----------       --------       -----
                                                                             (IN THOUSANDS)
Employee separation and related employee expenses...........         $ 43           $(140)        $(97)
Equipment moves.............................................          690              --          690
Other exit costs............................................           92              --           92
                                                                     ----           -----         ----
    Total...................................................         $825           $(140)        $685
                                                                     ====           =====         ====

    COMMERCIAL PRINTING. In the fourth quarter of 2002, Commercial Printing announced the closure of its web printing operation in Indianapolis and the redeployment of the two web presses and related equipment in St. Louis and Baltimore. A substantial portion of the cost to dismantle, move and reinstall this equipment was incurred in the first quarter of 2003. We anticipate additional charges in the second quarter as these moves are completed.

    The other charges also relate to plans initiated in the fourth quarter of 2002 to right size our printing plants in the Northwest.

    PRINTED OFFICE PRODUCTS. In the fourth quarter of 2002, Printed Office Products closed its business forms plant in Clearwater and consolidated its production in its Fairhope, Alabama plant. The employee separation and related employee expenses paid as a result of this consolidation were less than originally estimated.

OPERATING INCOME (LOSS)

                                                                  QUARTER ENDED MARCH 31
                                                                  ----------------------
                                                                   2003           2002
                                                                  -------       --------
                                                                      (IN THOUSANDS)
Ongoing.....................................................      $19,755       $ 17,113
    Results of operations sold..............................          167          2,223
    Restructuring and other charges.........................         (685)       (22,272)
                                                                  -------       --------
Reported....................................................      $19,237       $ (2,936)
                                                                  =======       ========

    Excluding the charges related to our restructuring and the operating income of the filing products division and digital graphics operations that have been sold, the operating income of our ongoing operations increased $2.6 million in the first quarter of 2003 compared to the first quarter of 2002.

    * Despite lower sales in the Envelope segment, ongoing operating income was only slightly below the first quarter of 2002. Improvements in productivity and lower administrative expenses offset much of the impact of lower sales.

    * Commercial Printing's ongoing operating income improved $5.3 million from the first quarter of 2002. The improvement was attributed to the acquisition completed in August 2002 and improvements that are the result of the restructuring actions taken during the second half of 2002.

    * The ongoing operating income of Printed Office Products was $0.8 million lower than the first quarter of 2002. The decline reflects lower sales partially offset by savings from the plant consolidations during 2002.

    * Costs associated with corporate services increased $1.7 million over the first quarter of 2002. Approximately $0.4 million of this increase was associated with important employee training to implement a new initiative to actively involve all of our employees in improving service, quality, efficiency and innovation. We expect these initiatives to improve results in the future.

INTEREST EXPENSE

                                                                  QUARTER ENDED MARCH 31
                                                                  -----------------------
                                                                   2003            2002
                                                                  -------         -------
                                                                      (IN THOUSANDS)
Total interest expense......................................      $17,979         $18,482
Less: Allocated to discontinued operations..................           --          (3,577)
                                                                  -------         -------
Reported interest expense...................................      $17,979         $14,905
                                                                  =======         =======

    Interest expense incurred during the first quarter of 2003 reflects our average outstanding debt during the quarter of $794.9 million and a weighted average interest rate of 8.42% compared to the average outstanding debt of $946.8 during the first quarter of 2002 and a weighted average interest rate of 6.89%. The increase in the weighted average interest rate was due to the issuance of $350 million of 9 5/8% senior notes on March 13, 2002 the proceeds of which were used primarily to repay bank debt that accrued interest at a lower variable rate. Also, in November 2002, our 5% convertible subordinated notes were redeemed.

    Reported interest expense in the first quarter of 2003 was higher than in the first quarter of 2002 due primarily to the higher weighted average interest rate in 2003 and the allocation of interest expense to discontinued operations in 2002. The amount of interest expense allocated to discontinued operations exceeded the actual reduction in interest expense attributable to the divestitures of the discontinued operations. In 2002, a portion of our interest expense was allocated to discontinued operations based on the net assets of the discontinued operations relative to the net asset of the Company as required by generally accepted accounting principles. The net asset amounts used to allocate interest expense exceeded the actual net proceeds received from the dispositions of the discontinued operations.

INCOME TAXES

                                                                    QUARTER ENDED
                                                                       MARCH 31
                                                                  ------------------
                                                                  2003        2002
                                                                  ----       -------
                                                                    (IN THOUSANDS)
Provision (benefit) for income taxes........................      $484       $(4,524)
Effective tax rate..........................................        43%           25%

    The effective tax rate for 2003 is estimated to be 43%. The effective tax rate for 2002 was lower than 2003 by eighteen percentage points. This difference is primarily due to lower estimated pre-tax income in 2002 that increased the impact of nondeductible permanent differences on the overall effective rate.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND INCOME (LOSS) PER
SHARE--DILUTED

                                                                     QUARTER ENDED
                                                                        MARCH 31
                                                                  --------------------
                                                                  2003          2002
                                                                  -----       --------
                                                                     (IN THOUSANDS)
Income (loss) from continuing operations....................      $ 643       $(13,609)
Income (loss) from continuing operations per share..........      $0.01       $  (0.29)

    Income from continuing operations increased $14.3 million in the first quarter of 2003 compared to the first quarter of 2002. This improvement is due to the acquisition completed in August 2002, improved operating performance, lower overhead, and significantly lower restructuring and other charges. Interest and taxes were higher in the first quarter of 2003 than in 2002. In addition, results in the first quarter of 2002 included a $7.7 million loss on the early extinguishment of debt. This loss, which had been reported as an extraordinary item in 2002, was reclassified as a loss from continuing operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

LOSS (GAIN) ON DISPOSAL OF DISCONTINUED OPERATIONS

    During the first quarter of 2003, we recorded a gain on the disposal of discontinued operations in the amount of $2.5 million. This gain was the result of an adjustment made to the tax impact of the disposition of our prime label business, which was sold in May 2002. The data required to determine the full tax impact of this transaction was not available until 2003. The Company will finalize this estimate upon filing the final tax return.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE--DILUTED

                                                                  QUARTER ENDED MARCH 31
                                                                  ----------------------
                                                                   2003          2002
                                                                  ------       ---------
                                                                      (IN THOUSANDS)
Net income (loss)...........................................      $3,143       $(133,356)
Net income (loss) per share.................................      $ 0.06       $   (2.80)

    Net income and net income per share in the first quarter of 2003 reflect the improvement in income from continuing operations as well as the gain recorded on the disposal of discontinued operations. The net loss and net loss per share reported in the first quarter of 2002 reflected the loss from continuing operations, a $8.0 million loss on disposal of discontinued operations and the $111.7 goodwill impairment charge recorded as a cumulative effect of an accounting change as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

BUSINESS SEGMENTS

ENVELOPE

  SALES

                                                                  QUARTER ENDED MARCH 31
                                                                  -----------------------
                                                                    2003           2002
                                                                  --------       --------
                                                                      (IN THOUSANDS)
Ongoing.....................................................      $179,071       $182,448
    Filing Products division................................            --         18,527
                                                                  --------       --------
Reported....................................................      $179,071       $200,975
                                                                  ========       ========

  OPERATING INCOME

                                                                  QUARTER ENDED MARCH 31
                                                                  ----------------------
                                                                   2003           2002
                                                                  -------       --------
                                                                      (IN THOUSANDS)
Ongoing.....................................................      $17,862       $ 18,017
    Filing Products division................................           --          1,408
    Restructuring...........................................           --        (12,013)
                                                                  -------       --------
Reported....................................................      $17,862       $  7,412
                                                                  =======       ========

    Reported sales of the Envelope segment in the first quarter of 2003 were $179.1 million, $21.9 million below sales in the first quarter of 2002. Excluding sales of the filing products division, which was sold in August 2002, the sales decline was $3.4 million, or 2%. This sales decline was due to competitive pricing pressures and lower sales of higher value added products, partially offset by a favorable foreign currency impact on the sales of our Canadian operations. Overall unit volume was slightly higher than in the first quarter of 2002. We sold more units of transactional (e.g., bill and remittance) envelopes during the first quarter of 2003 than during the first quarter of 2002. This increase offset a decline in units sold to our direct mail and merchant and office products customers. Direct mail promotional spending was down especially towards the end of the quarter due to the uncertainty about the war in Iraq.

    Reported operating income of the Envelope segment in the first quarter of 2003 was $17.9 million, $10.5 million higher than the first quarter of 2002. Excluding the operating income of the filing products division and restructuring expenses, operating income was slightly below the first quarter of 2002. The impact of lower sales was partially mitigated by improvements in manufacturing efficiencies and lower administrative expenses.

COMMERCIAL PRINTING

  SALES

                                                                  QUARTER ENDED MARCH 31
                                                                  -----------------------
                                                                    2003           2002
                                                                  --------       --------
                                                                      (IN THOUSANDS)
Ongoing.....................................................      $195,076       $187,217
    Digital Graphics division...............................         2,872          3,537
                                                                  --------       --------
Reported....................................................      $197,948       $190,754
                                                                  ========       ========

  OPERATING INCOME (LOSS)

                                                                  QUARTER ENDED MARCH 31
                                                                  ----------------------
                                                                   2003           2002
                                                                  ------         -------
                                                                      (IN THOUSANDS)
Ongoing.....................................................      $2,419         $(2,851)
    Digital Graphics division...............................         167             (43)
    Restructuring...........................................        (825)         (1,007)
                                                                  ------         -------
Reported....................................................      $1,761         $(3,901)
                                                                  ======         =======

    Reported sales of the Commercial Printing segment in the first quarter of 2003 were $197.9 million, $7.2 million, or 4%, higher than sales in the first quarter of 2002. Excluding sales of the digital graphics operations, which were sold in February 2003, the sales increase was $7.9 million, or 4%. Sales of our high-impact printing to our national and regional customers were only slightly lower in the first quarter of 2003 compared to the first quarter of 2002. Excluding sales of $9.2 million of the acquisition completed in August 2002, sales to our local commercial printing customers were about $1.3 million below the first quarter of 2002. This decline can be attributed to the closure of our operation in New York City in September 2002, which had sales of $3.8 million in the first quarter of 2002.

    Reported operating income of the Commercial Printing segment in the first quarter of 2003 was $1.8 million, an improvement of $5.7 million over the operating loss reported in the first quarter of 2002. Excluding the operating income of the digital graphics operations and restructuring expenses, operating income was $2.4 million, an improvement of $5.3 million from the first quarter of 2002. The improvement in ongoing operating income can be attributed to the acquisition completed in August 2002 and improvements that are the result of the restructuring actions taken during the second half of 2002. Despite competitive pricing pressures, overall contribution margin has improved slightly due to improvements in manufacturing efficiencies. Lower manufacturing overhead and administrative expenses are primarily the result of the closure of our operation in New York City, the consolidation of our web operation in Indianapolis with our web operations in St. Louis and Baltimore, and other cost control programs. Selling expenses were also lower in the quarter compared to the first quarter of

2002 as a result of the consolidation of several sales offices and a reorganization of our sales management.

PRINTED OFFICE PRODUCTS

  SALES

                                                                  QUARTER ENDED MARCH 31
                                                                  -----------------------
                                                                   2003            2002
                                                                  -------         -------
                                                                      (IN THOUSANDS)
Reported....................................................      $50,300         $51,753

  OPERATING INCOME

                                                                  QUARTER ENDED MARCH 31
                                                                  -----------------------
                                                                   2003            2002
                                                                  -------         -------
                                                                      (IN THOUSANDS)
Ongoing.....................................................      $3,650          $4,441
    Restructuring...........................................         140            (880)
                                                                  ------          ------
Reported....................................................      $3,790          $3,561
                                                                  ======          ======

    Sales of Printed Office Products in the first quarter of 2003 were $50.3 million, $1.5 million below sales in the first quarter of 2002. This sales decline was due primarily to lower sales of business forms, especially continuous forms and mailers, and sales lost as a result of the closure of the Denver manufacturing facility. Sales of our label products were comparable to the first quarter of 2002.

    Operating income of Printed Office Products in the first quarter of 2003 was $3.8 million, $0.2 million higher than the first quarter of 2002. Excluding restructuring expenses, operating income was $3.7 million, $0.8 million lower than the first quarter of 2002. The decline in operating income was due to the decline in sales, lower margins due to competitive pricing pressures, and increases in employee benefit costs partially offset by lower fixed manufacturing and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2003, our outstanding debt had increased $13.4 million to $777.3 million from the balance of $763.9 million at December 31, 2002. We used $13.5 million in operations during the first quarter of 2003 primarily as a result of an increase in accounts receivable and a reduction in accounts payable. In the first quarter of 2002, operations generated $7.7 million of cash flow.

    Capital expenditures were $6.4 million in the first quarter of 2003 compared to $11.3 million in the first quarter of 2002.

    The $3.9 million of net proceeds received from the sale of the digital graphics operations in March 2003 were applied to our revolving bank debt.

    The following table summarizes our cash payment obligations as of March 31, 2003 by year:

                                                                         TOTAL CASH
                             LONG-TERM DEBT       OPERATING LEASES       OBLIGATIONS
                             --------------       ----------------       -----------
Year 1.....................     $  2,193              $ 31,492            $ 33,685
Year 2.....................        1,283                26,035              27,318
Year 3.....................      117,179                22,133             139,312
Year 4.....................          843                18,067              18,910
Year 5.....................          908                13,190              14,098
Thereafter.................      654,845                15,862             670,707
                                --------              --------            --------
Total......................     $777,251              $126,779            $904,030
                                ========              ========            ========

    At March 31, 2003, we had outstanding letters of credit of approximately $24.5 million related to performance and payment guarantees. In addition, we have issued letters of credit of $2.3 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our credit ratings as of March 31, 2003 were as follows:

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

    We expect to be able to fund our operations, capital expenditures and debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior credit facility. At March 31, 2003, we had $102.2 million of unused credit available under this credit facility.

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

NEW ACCOUNTING STANDARDS

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The Company adopted the provisions of SFAS No. 145 as of January 1, 2003 and reclassified a loss from the early extinguishment of debt that was reported as an extraordinary item recorded in the first quarter of 2002 into income from continuing operations.

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("Interpretation 46"). Interpretation 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

    Interpretation 46 currently applies to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. Since we had no such interests arising after January 31, 2003, this interpretation has had no impact on our consolidated results of operations or consolidated balance sheet to date.

    Beginning in the third quarter of 2003, we must apply Interpretation 46 to all interests in variable interest entities existing prior to January 31, 2003. We are the lessee in a series of leases covering our leased machinery and equipment. The lessors are financing entities that we do not consolidate. These operating and synthetic leases do not contain a fixed-price purchase option and we generally are not at risk for losses. We currently believe that it is unlikely that we will be required to consolidate the underlying entities upon application of the interpretation.

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

FORWARD-LOOKING INFORMATION

    This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or condition may vary materially from those expected. Some of the key factors that may have a direct bearing on our actual financial results, performance or condition are as follows:

    * Paper and other raw material costs

    * The degree and nature of competition

    * The ability to achieve productivity and cost savings goals

    * The success of certain strategic initiatives, including "Total Company Selling" strategy

    * Postage rates and other changes in the direct-mail industry

    * Interest rates and foreign currency exchange rates

    * Ability to obtain additional or alternative financing

    * General economic conditions

    * General labor conditions

    * The impact of the Internet and other electronic media on the demand for envelopes and printed material

    * Other factors as described in our most recent annual report on Form 10-K under the heading "Forward Looking Information"

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At March 31, 2003, we had variable rate debt outstanding of $118.1 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which is $301.8 million, would increase our interest expense by $3.0 million and reduce our net income by approximately $1.8 million.

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

                                  PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

  3.3 Certificate of Correction Filed to Correct Certain Errors in the Certificate of Amendment of Mail-Well I Corporation Filed in the Office of the Secretary of State of Delaware on September 11, 1995--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

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

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

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

 10.15 Amended and Restated Credit Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic subsidiaries of Mail-Well I Corporation named in the agreement, the financial institutions from time to time parties thereto, and Bank of America, N.A., as administrative agent--incorporated by reference to Exhibit
         10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30,
         2002.

 10.16 Amended and Restated Security Agreement dated June 27, 2002, among the Company, Mail-Well I Corporation, the domestic subsidiaries of Mail-Well I Corporation named in the agreement, and Bank of America, N.A., as agent--incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended June 30, 2002.

 10.17 Amendment No. 1 to Amended and Restated Credit Agreement, dated September 27, 2002 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

         lenders under the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit 10.36 of Mail-Well I Corporation's Amendment No. 2 to Registration Statement on Form S-4 filed October 8, 2002.

 10.18 Second Amended and Restated Equipment Lease dated as of August 6, 2002 between Wells Fargo Bank Northwest, National Association, as trustee under MW 1997-1 Trust, and Mail-Well I Corporation--incorporated by reference to Exhibit 10.26 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.19 Second Amended and Restated Guaranty Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.20   Second Amended and Restated Participation Agreement dated as of
         August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet Capital Corporation as Arranger and Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.21 Amendment Agreement No. 1 dated as of September 25, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.29 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.22 Amendment No. 2 to Amended and Restated Credit Agreement, dated December 27, 2002, among the Company, Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to
         Exhibit 99.1 of the Company's Current Report on Form 8-K filed January 8, 2003.

 10.23 Amendment No. 1 to Amended and Restated Security Agreement, dated December 27, 2002, among the Company, Mail-Well I Corporation, certain subsidiaries of Mail-Well I, and Bank of America, N.A., as agent-- incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed January 8, 2003.

 10.24 Employment and Executive Severance Agreement dated as of March 10, 2003, between the Company and Paul V. Reilly.

 10.25 Form of Executive Severance Agreement entered into between the Company and each of the following: Michel Salbaing, Gordon Griffiths, Brian Hairston, Keith Pratt, William Huffman, D. Robert Meyer and Mark Zoeller.

 99.1* Certification of Periodic Report by Paul V. Reilly, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2* Certification of Periodic Report by Michel P. Salbaing, Senior Vice President--Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------
* Furnished herewith.

(b) REPORTS ON FORM 8-K

    1. Current report filed under Item 5 of Form 8-K dated as of January 8, 2003 in connection with Amendment No. 2 to Amended and Restated Credit Agreement, and Amendment No. 1 to Amended and Restated Security Agreement, each dated as of December 27, 2002.

    2. Current report filed under Item 5 of Form 8-K dated as of February 10, 2003 in connection with the accompanying pro forma condensed consolidated income statements.

    3. Current report filed under Item 5 of Form 8-K dated as of February 10, 2003 in connection with the Company's earnings release for the fourth quarter.

    4. Current report filed under Item 5 of Form 8-K dated as of February 19, 2003 in connection with the script of the Company's investor conference call held on February 10, 2003.

    5. Current report filed under Item 9 of Form 8-K dated as of March 20, 2003 in connection with certifications of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on May 5, 2003.

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

Date: May 5, 2003

                              /s/  PAUL V. REILLY
                              ---------------------------------------------
                              Chief Executive Officer

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

Date: May 5, 2003

                              /s/  MICHEL P. SALBAING
                              ---------------------------------------------
                              Chief Financial Officer