Form 10-Q
period 2003-06-30
MAIL WELL INC
filed 2003-08-04
CIK 920321

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2003 was $76,193,820.

    As of July 31, 2003 the Registrant had 48,386,626 shares of Common Stock, $0.01 par value, outstanding.



---------------------------------------------------------------------------
============================================================================

                                TABLE OF CONTENTS


                          PART I--FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
Item 1.      Financial Statements........................................       1

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................      21

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk......................................................      32

Item 4.      Controls and Procedures.....................................      32

                            PART II--OTHER INFORMATION

Item 5.      Submission of Matters to a Vote of Securities Holders.......      33

                                     PART IV

Item 6.      Exhibits and Reports on Form 8-K............................      34

                        PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    MAIL-WELL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (dollars in thousands)

                                                                  JUNE 30, 2003
                                                                   (UNAUDITED)        DECEMBER 31, 2002
                                                                  -------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................       $      746            $    2,650
    Accounts receivable, net................................          200,013               219,924
    Inventories, net........................................          101,486               103,533
    Net assets held for sale................................               --                 4,492
    Other current assets....................................           31,795                45,762
                                                                   ----------            ----------
        TOTAL CURRENT ASSETS................................          334,040               376,361

Property, plant and equipment, net..........................          396,489               379,624
Goodwill....................................................          298,014               290,361
Other intangible assets, net................................           17,723                18,586
Other assets, net...........................................           40,341                42,435
                                                                   ----------            ----------
TOTAL ASSETS................................................       $1,086,607            $1,107,367
                                                                   ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................       $  123,028            $  151,930
    Accrued compensation and related liabilities............           49,095                53,292
    Other current liabilities...............................           62,050                67,848
    Current maturities of long-term debt....................            2,819                 2,961
                                                                   ----------            ----------
        TOTAL CURRENT LIABILITIES...........................          236,992               276,031

Long-term debt..............................................          765,245               760,938
Deferred income taxes.......................................            5,245                10,336
Other liabilities...........................................           17,108                17,294
                                                                   ----------            ----------
TOTAL LIABILITIES...........................................        1,024,590             1,064,599
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...............................               --                    --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,386,626 and 48,337,031 shares issued
      and outstanding as of June 30, 2003 and December 31,
      2002, respectively....................................              484                   483
    Paid-in capital.........................................          213,988               213,826
    Retained deficit........................................         (155,034)             (155,481)
    Deferred compensation...................................           (2,319)               (2,471)
    Accumulated other comprehensive income (loss)...........            4,898               (13,589)
                                                                   ----------            ----------
        TOTAL SHAREHOLDERS' EQUITY..........................           62,017                42,768
                                                                   ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $1,086,607            $1,107,367
                                                                   ==========            ==========


                       See notes to condensed consolidated financial statements.

                                     MAIL-WELL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                            (in thousands, except earnings per share amounts)

                                              THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                              ---------------------------       -------------------------
                                                2003              2002            2003            2002
                                              ---------         ---------       ---------       ---------
Net sales...............................      $407,826          $420,967        $ 835,146       $ 864,449
Cost of sales...........................       328,917           342,129          672,350         697,582
                                              --------          --------        ---------       ---------
Gross profit............................        78,909            78,838          162,796         166,867
Operating expenses:
    Selling, general and
      administrative....................        62,747            69,048          126,226         137,239
    Amortization of intangibles.........           418               514              863           1,016
    Loss from the early extinguishment
      of debt...........................            --             8,718               --          16,463
    Impairment loss on assets held for
      sale..............................            --             8,871               --           8,871
    Impairment on operations formerly
      held for sale.....................            --            10,407               --          10,407
    Restructuring and other charges.....           119             9,273              804          23,800
                                              --------          --------        ---------       ---------
Operating income (loss).................        15,625           (27,993)          34,903         (30,929)
Other expense:
    Interest expense....................        18,119            18,973           36,333          33,878
    Other...............................           355                45              487             337
                                              --------          --------        ---------       ---------
Loss from continuing operations before
  income taxes and cumulative effect of
  a change in accounting principle......        (2,849)          (47,011)          (1,917)        (65,144)
Income tax benefit......................        (1,168)           (8,942)            (767)        (13,466)
                                              --------          --------        ---------       ---------
Loss from continuing operations before
  cumulative effect of a change in
  accounting principle..................        (1,681)          (38,069)          (1,150)        (51,678)
Loss (gain) on disposal of discontinued
  operations............................           581               153           (1,919)          8,152
Cumulative effect of a change in
  accounting principle..................            --                --              322         111,748
                                              --------          --------        ---------       ---------
Net income (loss).......................      $ (2,262)         $(38,222)       $     447       $(171,578)
                                              ========          ========        =========       =========
Earnings (loss) per share--basic and
  diluted:
    Continuing operations...............      $  (0.04)         $  (0.80)       $   (0.02)      $   (1.08)
    Discontinued operations.............         (0.01)               --             0.04           (0.17)
    Cumulative effect of a change in
      accounting principle..............            --                --            (0.01)          (2.35)
                                              --------          --------        ---------       ---------
Earnings (loss) per share--basic and
  diluted...............................      $  (0.05)         $  (0.80)       $    0.01       $   (3.60)
                                              ========          ========        =========       =========
Weighted average shares--basic..........        47,679            47,668           47,672          47,663
Weighted average shares--diluted........        47,679            47,668           48,207          47,663


                        See notes to condensed consolidated financial statements.

                               MAIL-WELL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                        (in thousands)

                                                                   SIX MONTHS ENDED JUNE 30
                                                                  ---------------------------
                                                                    2003              2002
                                                                  ---------         ---------
Cash flows from operating activities:
  Loss from continuing operations...........................      $  (1,150)        $ (51,678)
  Adjustments to reconcile loss from continuing operations
     to net cash provided by operating activities:
       Depreciation.........................................         23,347            23,021
       Amortization.........................................          2,815             4,060
       Noncash portion of restructuring, impairment and
        other charges.......................................             --            30,257
       Deferred income tax benefit..........................         (6,270)          (10,404)
       Loss on disposal of assets...........................            581               535
       Other noncash charges, net...........................            846                69
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
       Accounts receivable..................................         26,150            33,112
       Inventories..........................................          4,070             1,576
       Accounts payable and accrued compensation............        (37,009)           (3,302)
       Accrued taxes........................................          8,808            (7,253)
       Other working capital changes........................         (2,634)           (6,600)
  Other, net................................................            605               958
                                                                  ---------         ---------
        Net cash provided by operating activities...........         20,159            14,351
Cash flows from investing activities:
      Acquisitions..........................................             --            (1,021)
      Capital expenditures..................................        (13,010)          (21,409)
      Proceeds from divestitures, net.......................          3,864            96,887
      Proceeds from sales of property, plant and
        equipment...........................................            627             6,053
                                                                  ---------         ---------
        Net cash (used in) provided by investing
          activities........................................         (8,519)           80,510
Cash flows from financing activities:
      Proceeds from issuance of common stock................             16                18
      Proceeds from issuance of long-term debt..............        947,205           706,288
      Repayments of long-term debt..........................       (960,947)         (629,114)
      Capitalized loan fees.................................           (437)          (16,574)
                                                                  ---------         ---------
        Net cash (used in) provided by financing
          activities........................................        (14,163)           60,618
Effect of exchange rate changes on cash and cash
 equivalents................................................            619              (129)
Cash flows from discontinued operations.....................             --            (8,550)
                                                                  ---------         ---------
        Net (decrease) increase in cash and cash
          equivalents.......................................         (1,904)          146,800
Cash and cash equivalents at beginning of year..............          2,650               894
                                                                  ---------         ---------
Cash and cash equivalents at end of period..................      $     746         $ 147,694
                                                                  =========         =========


                  See notes to condensed consolidated financial statements.

                      MAIL-WELL, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    The Company adopted the Financial Accounting Standards Board
Interpretation ("FASB") No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("Interpretation 46") retroactive to January 1, 2003. The first quarter Form 10-Q dated March 31, 2003 will be restated prospectively. The implementation of Interpretation 46 did not have an impact on earnings per share from continuing operations the first quarter of 2003.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed its determination of the goodwill impairment of the Commercial Printing segment in the fourth quarter of 2002. The transitional impairment of $111.7 million was recorded as the cumulative effect of a change in accounting principle as of January 1, 2002 and required the restatement of the condensed consolidated statement of operations for the six months ended June 30, 2002.

    The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on January 1, 2003. The provisions of SFAS No. 145 required the reclassification of the loss from the early extinguishment of debt that was recorded as an extraordinary item in 2002 into income from continuing operations and the restatement of the condensed consolidated statements of operations for the three and six months ended June 30, 2002.

    The table below is a reconciliation of loss per share for the six months ended June 30, 2002 as originally reported and the loss per share as restated.

                                                   JUNE 30, 2002
                                                   AS ORIGINALLY   IMPACT OF   IMPACT OF   JUNE 30, 2002
                                                     REPORTED      SFAS 142    SFAS 145      RESTATED
                                                   -------------   ---------   ---------   -------------
Loss per share--basic and diluted*:
    Continuing operations........................     $(0.87)       $   --      $(0.22)       $(1.08)
    Discontinued operations......................      (0.17)           --          --         (0.17)
    Extraordinary items..........................      (0.22)           --        0.22            --
    Cumulative effect of a change in accounting
      principle..................................         --         (2.35)         --         (2.35)
                                                      ------        ------      ------        ------
    Loss per share...............................     $(1.26)       $(2.35)     $   --        $(3.60)
                                                      ======        ======      ======        ======

---------------
* The individual components of loss per share may not equal the total loss per share due to rounding.

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)


2. NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation 46 which requires the consolidation of variable interest entities ("VIE") in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by the enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

     The Company leases printing equipment from a bankruptcy-remote trust (the "Trust") under an operating lease. At the end of the lease, the Company has the option to purchase the equipment for the aggregate outstanding loan balance of the Trust or to direct the sale of the equipment to a third party. If the Company were to direct the sale of the equipment, it has guaranteed the Trust that the proceeds from the sale will be at least 60.9% of the original fair value of the leased assets which could be as much as $11.6 million. If the sales proceeds exceed the guaranteed value of the leased assets, the Company retains the excess.

    The Company began consolidating this Trust effective January 1, 2003, because it believes it is the primary beneficiary of this VIE under Interpretation 46. As of the adoption date, the Company consolidated equipment valued at $18.1 million, net of accumulated depreciation, and debt of $18.5 million and recorded a charge of $0.3 million, net of tax, as a cumulative effect of a change in accounting principle. Rent expense reported for the six months ended June 30, 2003, decreased $1.2 million, while depreciation expense and interest expense increased by $1.3 million and $0.5 million, respectively.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. This statement does not impact the financial statements of the Company.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not impact the financial statements of the Company.

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

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

3. STOCK-BASED COMPENSATION (CONTINUED)

    The following table illustrates the pro forma effect of net income
(loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30                       JUNE 30
                                                 -------------------------       ----------------------
                                                   2003            2002           2003          2002
                                                 ---------       ---------       ------       ---------
     Net income (loss):
          As reported......................      $  (2,262)      $ (38,222)      $  447       $(171,578)
          Pro forma........................         (2,818)        (39,110)      (1,407)       (174,539)
     Earnings (loss) per share--basic and
       diluted:
          As reported......................      $   (0.05)      $   (0.80)      $ 0.01       $   (3.60)
          Pro forma........................          (0.06)          (0.82)       (0.03)          (3.66)

     The effect on pro forma net income (loss), earnings (loss) per share--basic and earnings (loss) per share--diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options in future years.

4. ACQUISITION

    In August 2002, the Company acquired the in-house printing and fulfillment operations of American Express Company, located in Minneapolis, Minnesota, for $1.3 million. This acquisition has been accounted for as a purchase; accordingly, its assets and liabilities have been recorded at estimated fair value with the excess of the purchase price over the estimated fair value recorded as goodwill. The consolidated financial statements reflect the operations of the acquired business since August 2002. Goodwill recorded as a result of this acquisition was $0.8 million. Additional consideration will be paid if annual revenues during each year of the five year period commencing on January 1, 2003 total a specified amount. This may result in additional consideration of up to $17.5 million. Sales included in the three and six months ended June 30, 2003 were $20.8 and $30.0 million, respectively.

5. ASSETS HELD FOR SALE

    The Company sold the filing products division of the Envelope segment in August 2002 and certain digital graphics operations of the Commercial Printing segment in March 2003. The following table presents the sales and operating income of these operations included in the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30                    JUNE 30
                                                        --------------------       --------------------
                                                         2003         2002          2003         2002
                                                        ------       -------       ------       -------
     Sales........................................          --       $21,228       $2,872       $43,291
     Operating income.............................          --       $ 1,241       $  167       $ 2,606

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

  INVENTORIES

    The Company's inventories by major category are as follows (in thousands):

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2003             2002
                                                                   --------       ------------
     Raw materials..........................................       $ 31,002         $ 32,515
     Work in process........................................         21,857           25,832
     Finished goods.........................................         54,685           50,854
                                                                   --------         --------
                                                                    107,544          109,201
     Reserves...............................................         (6,058)          (5,668)
                                                                   --------         --------
                                                                   $101,486         $103,533
                                                                   ========         ========

  PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consists of the following (in thousands):

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2003              2002
                                                                     ---------       ------------
     Land and land improvements.............................         $  20,316        $  19,529
     Buildings and improvements.............................           110,376          105,646
     Machinery and equipment................................           490,674          463,896
     Furniture and fixtures.................................            15,785           15,178
     Construction in progress...............................            11,771            5,510
                                                                     ---------        ---------
                                                                       648,922          609,759
     Accumulated depreciation...............................          (252,433)        (230,135)
                                                                     ---------        ---------
                                                                     $ 396,489        $ 379,624
                                                                     =========        =========

    The December 31, 2002 balances do not include the impact of the implementation of Interpretation 46 (see Note 2). Property, plant and equipment at June 30, 2003 includes $16.8 million of assets in a VIE that was consolidated on January 1, 2003.

  COMPREHENSIVE INCOME (LOSS)

    A summary of the comprehensive income (loss) is as follows (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------         -------------------------
                                                    2003               2002              2003            2002
                                                  --------           ---------         -------         ---------
     Net income (loss)......................      $(2,262)           $(38,222)         $   447         $(171,578)
     Other comprehensive income:
     Currency translation adjustment, net...       11,099               5,779           18,487             4,431
                                                  -------            --------          -------         ---------
    Comprehensive income (loss).............      $ 8,837            $(32,443)         $18,934         $(167,147)
                                                  =======            ========          =======         =========

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

7. LONG-TERM DEBT

    At June 30, 2003 and December 31, 2002, long-term debt consisted of the following (in thousands):

                                                                  JUNE 30,         DECEMBER 31,
                                                                    2003               2002
                                                                  --------         ------------
     Senior Secured Credit Facility, due 2005...............      $ 90,438           $101,932
     Senior Notes, due 2012.................................       350,000            350,000
     Senior Subordinated Notes, due 2008....................       300,000            300,000
     Other..................................................        27,626             11,967
                                                                  --------           --------
                                                                   768,064            763,899
     Less current maturities................................        (2,819)            (2,961)
                                                                  --------           --------
        Long-term debt......................................      $765,245           $760,938
                                                                  ========           ========

    The December 31, 2002 balances do not include the impact of the implementation of Interpretation 46 (see Note 2). Long-term debt at June 30, 2003 includes debt of $17.8 million of a VIE that was consolidated on January 1, 2003.

    During 2002, the Company expensed deferred financing costs in connection with the early payment of the term loans of the bank credit facility which was replaced with a new asset based credit facility in June 2002. These write-offs of $8.7 million and $16.5 million are reported as loss from the early extinguishment of debt in the condensed consolidated statement of operations for the three and six months ended June 30, 2002, respectively.

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

    As of June 30, 2003, the Company was in compliance with all of the covenants of its various debt agreements.

8. RESTRUCTURING AND OTHER CHARGES

    The Company has completed the restructuring programs initiated in June 2001 which continued during 2002. The restructuring expenses related to these programs recorded during the six-month period ended June 30, 2003 were $0.8 million. These expenses were as follows (in thousands):

                                                                                   PRINTED
                                                                  COMMERCIAL        OFFICE
                                                                   PRINTING        PRODUCTS       TOTAL
                                                                  ----------       --------       -----
Employee separation and related expenses....................        $   43          $(140)        $(97)
Equipment moves.............................................           865             --          865
Other exit costs............................................            92            (56)          36
                                                                    ------          -----         ----
    Total...................................................        $1,000          $(196)        $804
                                                                    ======          =====         ====

    COMMERCIAL PRINTING. In the fourth quarter of 2002, Commercial Printing announced the closure of its web printing operation in Indianapolis, Indiana and the redeployment of the two web presses and

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

8. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

related equipment to St. Louis, Missouri and Baltimore, Maryland. A substantial portion of the cost to dismantle, move and reinstall this equipment was incurred during the six months ended June 30, 2003.

    The other restructuring charges incurred relate to plans initiated in the fourth quarter of 2002 to right size printing plants in the Northwest.

    PRINTED OFFICE PRODUCTS. In the fourth quarter of 2002, Printed Office Products closed its business forms plant in Clearwater, Florida and consolidated its production in its Fairhope, Alabama plant. The employee separation and related expenses paid as a result of this consolidation were less than originally estimated.

    A summary of the activity charged to the 2002 restructuring liability during the six months ended June 30, 2003 is as follows (in thousands):

                                                                                PRINTED
                                                               COMMERCIAL        OFFICE
                                                                PRINTING        PRODUCTS        TOTAL
                                                               ----------       --------       -------
    Balance, December 31, 2002..........................        $ 3,990          $ 653         $ 4,643
        Payments for severance..........................           (189)          (149)           (338)
        Payments for lease termination and property exit
          costs.........................................         (1,437)           (40)         (1,477)
        Payments for other exit costs...................           (163)          (268)           (431)
        Reversal of unused accrual......................             --            (16)            (16)
                                                                -------          -----         -------
    Balance, June 30, 2003..............................        $ 2,201          $ 180         $ 2,381
                                                                =======          =====         =======

    A summary of the activity charged to the 2001 restructuring liability during the six months ended June 30, 2003 is as follows (in thousands):

                                                                               COMMERCIAL
                                                                ENVELOPE        PRINTING        TOTAL
                                                                --------       ----------       ------
    Balance, December 31, 2002............................       $2,518          $ 449          $2,967
        Payments for severance............................         (286)            --            (286)
        Payments for lease termination and property exit
          costs...........................................         (556)          (377)           (933)
                                                                 ------          -----          ------
    Balance, June 30, 2003................................       $1,676          $  72          $1,748
                                                                 ======          =====          ======

9. DISCONTINUED OPERATIONS

    During the first quarter of 2003, a gain was recorded on the disposal of discontinued operations in the amount of $2.5 million. This gain was the result of a change in the estimated tax impact of the disposition of the Company's prime label business, which was sold in May 2002. The gain was reduced by $0.6 million in the second quarter based on the completion of the tax return.

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

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

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                    ----------------------       ----------------------
                                                     2003           2002          2003           2002
                                                    -------       --------       -------       --------
Numerator:
Numerator for basic and diluted loss per
  share--loss from continuing operations......      $(1,681)      $(38,069)      $(1,150)      $(51,678)
                                                    =======       ========       =======       ========
Denominator:
Denominator for basic loss per share--weighted
  average shares..............................       47,679         47,668        47,672         47,663
Effects of dilutive securities:
    Stock options and restricted stock........           --             --           535             --
                                                    -------       --------       -------       --------
Denominator for diluted loss per share--
  adjusted weighted average shares and
  assumed conversions.........................       47,679         47,668        48,207         47,663
                                                    =======       ========       =======       ========
Loss for continuing operations per share:
    Basic and diluted.........................      $ (0.04)      $  (0.80)      $ (0.02)      $  (1.08)
                                                    =======       ========       =======       ========

    During the three and six months ended June 30, 2002, interest, net of tax, on Convertible Notes in the amount of $1.2 million and $2.4 million, respectively, and shares of 7,319,000 that would have been issued upon assumed conversion of these Convertible Notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. In addition, the outstanding options and shares of restricted stock in 2003 and 2002 in the amount of 6,887,000 and 6,773,000 common shares, respectively, were excluded from the calculation of diluted loss per share because the effect would be antidilutive.

11. SEGMENT INFORMATION

    The Company operates in three principal operating segments. The Commercial Printing segment specializes in high impact printing, which includes a wide range of premium printed products such as annual reports, car brochures and brand marketing collateral for national and regional customers, and general commercial printing for local and regional customers. The Envelope segment manufactures customized and stock envelopes for billing and remittance and direct mail advertising. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products segment produces customized and stock labels, mailers, and printed business documents which are sold to small and mid-size businesses generally through distributors of office products. Intercompany sales for the three and six months ended June 30, 2003 were $4.4 million and $7.6 million, respectively. Intercompany sales for the three and six months ended June 30, 2002 were $2.5 million and $9.4 million, respectively. These amounts are eliminated in consolidation and excluded from reported net sales.

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

11. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain business segment information for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30                       JUNE 30
                                                  -----------------------       -----------------------
                                                    2003           2002           2003           2002
                                                  --------       --------       --------       --------
    Net sales:
        Envelope............................      $170,831       $195,168       $349,902       $396,143
        Commercial Printing.................       186,652        173,727        384,601        364,482
        Printed Office Products.............        50,343         52,072        100,643        103,824
                                                  --------       --------       --------       --------
        Total...............................      $407,826       $420,967       $835,146       $864,449
                                                  ========       ========       ========       ========
    Operating income (loss)(a):
        Envelope............................      $ 13,897       $ 11,453       $ 31,892       $ 18,865
        Commercial Printing.................         2,693         (8,062)         4,689        (11,963)
        Printed Office Products.............         4,772          5,114          8,624          8,675
        Corporate...........................        (5,737)       (36,498)       (10,302)       (46,506)
                                                  --------       --------       --------       --------
        Total...............................      $ 15,625       $(27,993)      $ 34,903       $(30,929)
                                                  ========       ========       ========       ========
    Restructuring, impairments and other
      charges:
        Envelope............................      $     --       $  7,545       $     --       $ 19,559
        Commercial Printing.................           176          1,448          1,000          2,455
        Printed Office Products.............           (57)           168           (196)         1,047
        Corporate...........................            --         28,108             --         36,480
                                                  --------       --------       --------       --------
        Total...............................      $    119       $ 37,269       $    804       $ 59,541
                                                  ========       ========       ========       ========

---------------
(a) Operating income (loss) is net of all costs and expenses directly related to the segment involved. Corporate expenses are net of certain supplier rebates and include corporate general and administrative expenses, lease expense and other miscellaneous expenses. Corporate expenses in 2002 include the loss from the early extinguishment of debt, impairment loss on assets held for sale and impairment loss on operations formerly held for sale.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    In March 2002, Mail-Well I Corporation ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, issued $350 million aggregate principal amount of 9 5/8% Senior Notes ("Senior Notes") due in 2012. The Senior Notes are guaranteed by all of the subsidiaries (the "Guarantor Subsidiaries") of MWI, all of which are wholly owned, and by Mail-Well, Inc. ("Parent Guarantor"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

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

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

                      MAIL-WELL, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                  CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                             June 30, 2003
                                             (in thousands)

                                                                  COMBINED
                                        PARENT                   GUARANTOR
                                       GUARANTOR     ISSUER     SUBSIDIARIES     ELIM.     CONSOLIDATED
                                       ---------   ----------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents..........   $    --    $     (341)    $  1,087     $      --    $      746
  Accounts receivable, net...........        --        47,176      152,837            --       200,013
  Inventories, net...................        --        41,578       59,908            --       101,486
  Other current assets...............        --        23,209        8,586            --        31,795
                                        -------    ----------     --------     ---------    ----------
    Total current assets.............        --       111,622      222,418            --       334,040
Investment in subsidiaries...........    62,017       228,490           --      (290,507)           --
Property, plant and equipment, net...        --        98,585      297,904            --       396,489
Goodwill and other intangible assets,
 net.................................        --        84,999      230,738            --       315,737
Note receivable from subsidiaries....        --       603,100           --      (603,100)           --
Other assets, net....................        --        31,825        8,516            --        40,341
                                        -------    ----------     --------     ---------    ----------
Total assets.........................   $62,017    $1,158,621     $759,576     $(893,607)   $1,086,607
                                        =======    ==========     ========     =========    ==========
Current liabilities:
  Accounts payable...................   $    --    $   16,661     $106,367     $      --    $  123,028
  Other current liabilities..........        --        59,137       52,008            --       111,145
  Intercompany payable
   (receivable)......................        --       256,697     (256,697)           --            --
  Current portion of long-term
   debt..............................        --         1,767        1,052            --         2,819
                                        -------    ----------     --------     ---------    ----------
    Total current liabilities........        --       334,262      (97,270)           --       236,992

Long-term debt.......................        --       759,606        5,639            --       765,245
Note payable to Issuer...............        --            --      603,100      (603,100)           --
Deferred income tax (asset)
 liability...........................        --       (10,362)      15,607            --         5,245
Other long-term liabilities..........        --        13,098        4,010            --        17,108
                                        -------    ----------     --------     ---------    ----------
    Total liabilities................        --     1,096,604      531,086      (603,100)    1,024,590
Shareholders' equity.................    62,017        62,017      228,490      (290,507)       62,017
                                        -------    ----------     --------     ---------    ----------
Total liabilities and shareholders'
 equity..............................   $62,017    $1,158,621     $759,576     $(893,607)   $1,086,607
                                        =======    ==========     ========     =========    ==========

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
                                       =======    ==========    =========     ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                    Three Months Ended June 30, 2003
                                             (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................   $    --    $101,904     $305,922     $     --     $407,826
Cost of sales...........................        --      85,035      243,882           --      328,917
                                           -------    --------     --------     --------     --------
Gross profit............................        --      16,869       62,040           --       78,909
Other operating expenses................        --      18,054       45,111           --       63,165
Restructuring and other charges.........        --          --          119           --          119
                                           -------    --------     --------     --------     --------
Operating income (loss).................        --      (1,185)      16,810           --       15,625
Other expense (income):
  Interest expense......................        --      18,172       13,650      (13,703)      18,119
  Other expense (income)................        --     (13,724)         376       13,703          355
                                           -------    --------     --------     --------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................        --      (5,633)       2,784           --       (2,849)
Income tax benefit......................        --      (2,206)       1,038           --       (1,168)
                                           -------    --------     --------     --------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................        --      (3,427)       1,746           --       (1,681)
Equity in undistributed earnings of
 subsidiaries...........................    (2,262)      1,746           --          516           --
                                           -------    --------     --------     --------     --------
Income (loss) from continuing
 operations.............................    (2,262)     (1,681)       1,746          516          643
Loss on disposal........................        --         581           --           --          581
                                           -------    --------     --------     --------     --------
Net income (loss).......................   $(2,262)   $ (2,262)    $  1,746     $    516     $ (2,262)
                                           =======    ========     ========     ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                    Three Months Ended June 30, 2002
                                             (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................  $     --    $127,798     $293,169     $     --     $420,967
Cost of sales...........................        --     108,069      234,059           --      342,129
                                          --------    --------     --------     --------     --------
Gross profit............................        --      19,729       59,110           --       78,838
Operating expenses:
  Selling, administrative and other.....        29      20,496       49,037           --       69,562
  Restructuring, asset impairments and
   other charges........................        --      16,024       21,246           --       37,269
                                          --------    --------     --------     --------     --------
Operating income (loss).................       (29)    (16,791)     (11,173)          --      (27,993)
Other (income) expense:
  Interest expense......................     1,262      21,718       12,664      (16,671)      18,973
  Other expense (income)................    (1,500)    (15,201)          75       16,671           45
                                          --------    --------     --------     --------     --------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries...........................       209     (23,308)     (23,912)          --      (47,011)
Provision (benefit) for income taxes....        --      (7,043)      (1,899)          --       (8,942)
                                          --------    --------     --------     --------     --------
Income (loss) from continuing
 operations, before cumulative effect of
 a change in accounting principle and
 undistributed earnings of
 subsidiaries...........................       209     (16,265)     (22,013)          --      (38,069)
Equity in undistributed earnings of
 subsidiaries...........................   (38,431)    (22,166)          --       60,597           --
                                          --------    --------     --------     --------     --------
Income from continuing operations before
 cumulative effect of a change in
 accounting principle...................   (38,222)    (38,431)     (22,013)      60,597      (38,069)
Loss from discontinued operations.......        --          --          153           --          153
                                          --------    --------     --------     --------     --------
Net income (loss).......................  $(38,222)   $(38,431)    $(22,166)    $ 60,597     $(38,222)
                                          ========    ========     ========     ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                     Six Months Ended June 30, 2003
                                             (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................   $   --     $209,547     $625,599     $     --     $835,146
Cost of sales...........................       --      175,019      497,331           --      672,350
                                           ------     --------     --------     --------     --------
Gross profit............................       --       34,528      128,268           --      162,796
Other operating expenses................       --       33,884       93,205           --      127,089
Restructuring and other charges.........       --           --          804           --          804
                                           ------     --------     --------     --------     --------
Operating income (loss).................       --          644       34,259           --       34,903
Other expense (income):
  Interest expense......................       --       36,259       27,430      (27,356)      36,333
  Other expense (income)................       --      (27,381)         512       27,356          487
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................       --       (8,234)       6,317           --       (1,917)
Income tax benefit......................       --       (3,294)       2,527           --         (767)
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................       --       (4,940)       3,790           --       (1,150)
Equity in undistributed earnings of
 subsidiaries...........................      447        3,790           --       (4,237)          --
                                           ------     --------     --------     --------     --------
Income (loss) from continuing
 operations.............................      447       (1,150)       3,790       (4,237)      (1,150)
Gain on disposal........................       --       (1,919)          --           --       (1,919)
Cumulative effect of a change in
 accounting principle...................       --          322           --           --          322
                                           ------     --------     --------     --------     --------
Net income (loss).......................   $  447     $    447     $  3,790     $ (4,237)    $    447
                                           ======     ========     ========     ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                     Six Months Ended June 30, 2002
                                             (in thousands)

                                                                  COMBINED
                                         PARENT                  GUARANTOR
                                        GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                        ---------   ---------   ------------   --------   ------------
Net sales.............................  $      --   $ 268,672    $ 595,777     $     --    $ 864,449
Cost of sales.........................         --     221,564      476,018           --      697,582
                                        ---------   ---------    ---------     --------    ---------
Gross profit..........................         --      47,108      119,759           --      166,867
Operating expenses:
  Selling, administrative and other...         34      40,022       98,119           --      138,255
  Restructuring, asset impairments and
   other charges......................         --      37,183       22,358           --       59,541
                                        ---------   ---------    ---------     --------    ---------
Operating income (loss)...............        (34)    (30,097)        (798)          --      (30,929)
Other (income) expense:
  Interest expense....................      3,000      39,380       26,886      (35,388)      33,878
  Other expense (income)..............     (3,477)    (31,687)         113       35,388          337
                                        ---------   ---------    ---------     --------    ---------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries.........................        443     (37,790)     (27,797)          --      (65,144)
Provision (benefit) for income
 taxes................................         --     (12,715)        (751)          --      (13,466)
                                        ---------   ---------    ---------     --------    ---------
Income (loss) from continuing
 operations, before cumulative effect
 of a change in accounting principle
 and undistributed earnings of
 subsidiaries.........................        443     (25,075)     (27,046)          --      (51,678)
Equity in undistributed earnings of
 subsidiaries.........................   (172,021)   (146,946)          --      318,967           --
                                        ---------   ---------    ---------     --------    ---------
Income from continuing operations
 before cumulative effect of a change
 in accounting principle..............   (171,578)   (172,021)     (27,046)     318,967      (51,678)
Loss from discontinued operations.....         --          --        8,152           --        8,152
Cumulative effect of a change in
 accounting principle.................         --          --      111,748           --      111,748
                                        ---------   ---------    ---------     --------    ---------
Net income (loss).....................  $(171,578)  $(172,021)   $(146,946)    $318,967    $(171,578)
                                        =========   =========    =========     ========    =========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                             June 30, 2003
                                             (in thousands)

                                                                            COMBINED
                                                   PARENT                  GUARANTOR
                                                  GUARANTOR    ISSUER     SUBSIDIARIES   CONSOLIDATED
                                                  ---------   ---------   ------------   ------------
Cash flows from (used in) operating
 activities.....................................  $      --   $ (17,035)    $ 37,194      $  20,159
Cash flows from investing activities:
  Capital expenditures..........................         --        (976)     (12,034)       (13,010)
  Proceeds from divestitures, net...............         --       3,864           --          3,864
  Intercompany advances.........................        (16)     25,257      (25,241)            --
  Proceeds from the sale of assets..............         --          --          627            627
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) investing
   activities...................................        (16)     28,145      (36,648)        (8,519)
Cash flows from financing activities:
  Proceeds from the issuance of common stock....         16          --           --             16
  Proceeds from long-term debt..................         --     947,205           --        947,205
  Repayments of long-term debt..................         --    (960,176)        (771)      (960,947)
  Capitalized loan fees.........................         --        (437)          --           (437)
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) financing
   activities...................................         16     (13,408)        (771)        14,163
Effect of exchange rate changes on cash.........         --          --          619            619
                                                  ---------   ---------     --------      ---------
Net change in cash and cash equivalents.........         --      (2,298)         394         (1,904)
Balance at beginning of year....................         --       1,957          693          2,650
                                                  ---------   ---------     --------      ---------
Balance at end of year..........................  $      --   $    (341)    $  1,087      $     746
                                                  =========   =========     ========      =========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                             June 30, 2002
                                             (in thousands)

                                                                   COMBINED
                                          PARENT                  GUARANTOR
                                         GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                         ---------   ---------   ------------   --------   ------------
Cash flows from operating activities...    $(18)     $ (12,105)   $ 111,513     $(85,039)   $  14,351
Cash flows from investing activities:
  Acquisition costs, net of cash
   acquired............................      --         (1,021)          --           --       (1,021)
  Capital expenditures.................      --         (1,814)     (19,595)          --      (21,409)
  Proceeds from divestitures, net......      --         96,887           --           --       96,887
  Proceeds from sale of property, plant
   & equipment.........................      --          5,940          113           --        6,053
                                           ----      ---------    ---------     --------    ---------
  Net cash provided by (used in)
   investing activities................      --         99,992      (19,482)          --       80,510
Cash flows from financing activities:
  Proceeds from issuance of common
   stock...............................      18             --           --           --           18
  Proceeds from issuance of long-term
   debt................................      --        706,288           --           --      706,228
  Repayments of long-term debt.........      --       (612,629)    (101,524)      85,039     (629,114)
  Capitalized loan fees................      --        (16,574)          --           --      (16,574)
                                           ----      ---------    ---------     --------    ---------
  Net cash provided by (used in)
   financing activities................      --         77,085     (101,524)      85,039       60,618
Effect of exchange rate changes on cash
 and cash equivalents..................      --             --         (129)          --         (129)
Cash flows from discontinued
 operations............................      --             --       (8,550)          --       (8,550)
                                           ----      ---------    ---------     --------    ---------
Net increase (decrease) in cash and
 cash equivalents......................      --        164,972      (18,172)          --      146,800
Cash and cash equivalents at beginning
 of year...............................      --        (18,004)      18,898           --          894
                                           ----      ---------    ---------     --------    ---------
Cash and cash equivalents at end of
 year..................................    $ --      $ 146,968    $     726     $     --    $ 147,694
                                           ====      =========    =========     ========    =========

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

    We are one of the largest commercial printers in the United States. We operate 35 printing plants located strategically throughout the United States and one in Canada. We specialize in high impact printing, which includes a wide range of premium printed products such as annual reports, car brochures and brand marketing collateral, for national and regional customers, and general commercial printing for local and regional customers.

    We are also a leading domestic supplier of customized and stock labels, mailers and printed business documents to small and mid-size businesses generally through independent distributors of office products. Our Printed Office Products segment operates 11 manufacturing plants strategically located throughout the United States.

    We have completed an 18-month restructuring of Mail-Well that began in June 2001. This restructuring included the following:

    * The consolidation of our best envelope equipment, expertise and operational capabilities into 39 facilities, down from 50 in 2000.

    * The consolidation of our printing operations in the Philadelphia market into one facility, the closure of our printing operation in New York City, and the consolidation of our web printing plant in Indianapolis, Indiana into our web printing plants in St. Louis, Missouri and Baltimore, Maryland.

    * The consolidation of the Denver, Colorado and Clearwater, Florida manufacturing facilities of our Printed Office Products segment.

    * The sale of Curtis 1000, our prime label business, the filing products division of our Envelope segment and certain of the digital graphics operations of our Commercial Printing segment.

    * The restructuring of our debt.

    Paper is our most significant raw material. We purchase approximately 500,000 tons of paper annually for our businesses. Prices of uncoated papers, which are the principal grades of paper used to manufacture envelopes, increased approximately 10% in the fourth quarter of 2002. Prices of coated papers, which are used principally in commercial printing, did not increase in 2002 and have remained flat in 2003. Historically, changes in paper pricing generally have not affected the operating results of our Commercial Printing segment because we have been able to pass on paper price increases to our customers. Paper pricing, however, has impacted the operating margins of our Envelope segment. When paper prices are rising, operating margins on our envelope products tend to be lower because we generally are not able to increase our prices as quickly as paper prices increase. We are experiencing this in 2003 since we have been unable to increase the prices of our envelope products sufficiently to cover the higher cost of uncoated papers.

CONSOLIDATED RESULTS OF OPERATIONS

    In August 2002, the Company acquired the in-house printing and fullfillment operations of American Express Company. The acquisition has been accounted for as a purchase transaction, which impacts comparability of our financial statements because the results of these operations are included in the consolidated results from the date acquired. Where appropriate, we have noted the impact of this acquisition in the following discussions of our results.

    The tables and discussions of sales and operating income that follow present reported amounts as well as "ongoing" amounts. Ongoing sales exclude sales of the filing products division of our Envelope segment that was sold in August 2002 and the sales of certain digital graphics operations of our Commercial Printing segment that were held for sale at December 2002 and sold in March 2003. Ongoing operating income excludes the operating income of the operations sold and restructuring and other charges incurred in 2002 and during the first quarter of 2003. Since our planned dispositions are now complete and we have completed our restructuring programs, we believe that this analysis provides the most meaningful basis for an understanding of our results during the second quarter and first six months of 2003.

    Demand for many of our products especially printed advertising and direct mail promotions remain depressed and the market for traditional business forms continues to decline. This has led to overcapacity in our industry and significant competitive pricing pressures. We do not expect internal growth or increases in margins until the markets we serve, especially advertising and direct mail, recover.

     Effective October 2003, Congress has instituted a federal "Do Not Call" program, which our industry believes will increase demand for printed advertising and direct mail as our customers shift promotional spending from telemarketing to direct mail to reach their prospective customers. Our efforts over the past 18 months in restructuring, and our focus this year on Total Customer Solutions and Mobilization have enabled us to mitigate the impact of the downturn in our markets and to benefit from improvements in our markets, should they occur. Total Customer Solutions is our strategic focus to align the capabilities of our three operating segments to better service the needs of customers who purchase a variety of the products and services we provide. Mobilization is our initiative to actively involve all of our employees in improving service, quality, efficiency and innovation. We believe all of these factors, both external and internal, may improve our business during the remainder of 2003 and in 2004.

NET SALES

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                         JUNE 30
                                                -----------------------         -----------------------
                                                  2003           2002             2003           2002
                                                --------       --------         --------       --------
                                                                    (IN THOUSANDS)
Ongoing...................................      $407,826       $399,739         $832,274       $821,158
     Filing products division.............            --         17,483               --         36,009
     Digital graphics operations..........            --          3,745            2,872          7,282
                                                --------       --------         --------       --------
Reported..................................      $407,826       $420,967         $835,146       $864,449
                                                ========       ========         ========       ========

    Reported sales in the second quarter of 2003 were $13.1 million, or 3.1%, lower than in the second quarter of 2002 and during the six months ended June 30, 2003 were $29.3 million, or 3.4%, lower than during the comparable period of 2002. Excluding the sales of the filing products division sold in August 2002 and the digital graphics operations that were sold in March 2003, sales of our ongoing operations increased $8.1 million, or 2.0%, in the second quarter of 2003 and $11.1 million, or 1.4%, during the six months ended June 30, 2003 from the comparable periods of 2002. Significant factors influencing the ongoing sales of our business segments during the first half of 2003 were as follows:

    * Envelope sales were $6.9 million lower in the second quarter of 2003 compared to the second quarter of 2002. On a year to date basis, Envelope sales were $10.2 million lower than the comparable period of 2002. Approximately 71% of this revenue decline in the second quarter was due to a decline in units shipped and the remaining 29% was due to lower average selling prices. On a year to date basis volume made up approximately 57% of the decline and lower average selling prices accounted for approximately 43%. We believe the price competition we are experiencing is due to significant overcapacity in this industry. Our volume decline in the second quarter was the result of our decision not to reduce prices sufficiently to retain certain low margin business and lower demand by our customers.

    * Sales of the Commercial Printing segment were $16.7 million higher in the second quarter of 2003 and $24.5 million higher during the six months ended June 30, 2003 than the comparable periods of 2002. These increases were primarily due to the acquisition completed in August 2002, which contributed sales of $20.8 million during the second quarter and $30.0 million on a year to date basis which was partially offset by the loss of sales resulting from by the closure of our operation in New York City.

    * Sales of Printed Office Products decreased $1.7 million in the second quarter of 2003 and $3.2 million on a year to date basis from the comparable periods of 2002 primarily due to lower sales of multi-ply traditional business forms and competitive pricing pressures.

RESTRUCTURING EXPENSES

    As mentioned earlier, we have completed the restructuring programs initiated in June 2001 which continued during 2002. We continually evaluate opportunities to improve our operations. It is possible that we will incur additional charges in the future should improvement opportunities require restructuring plans that are approved and implemented.

    Restructuring expenses recorded during the six months ended June 30, 2003 were $0.8 million, all of which related to restructuring programs initiated prior to 2003.

                                                                                   PRINTED
                                                                  COMMERCIAL        OFFICE
                                                                   PRINTING        PRODUCTS       TOTAL
                                                                  ----------       --------       -----
                                                                             (IN THOUSANDS)
Employee separation and related expenses....................        $   43          $(140)        $(97)
Equipment moves.............................................           865             --          865
Other exit costs............................................            92            (56)          36
                                                                    ------          -----         ----
    Total...................................................        $1,000          $(196)        $804
                                                                    ======          =====         ====

    COMMERCIAL PRINTING. In the fourth quarter of 2002, Commercial Printing announced the closure of its web printing operation in Indianapolis and the redeployment of the two web presses and related equipment to St. Louis and Baltimore. A substantial portion of the cost to dismantle, move and reinstall this equipment was incurred during the first six months of 2003.

    The other restructuring charges incurred relate to plans initiated in the fourth quarter of 2002 to right size our printing plants in the Northwest.

    PRINTED OFFICE PRODUCTS. In the fourth quarter of 2002, Printed Office Products closed its business forms plant in Clearwater, Florida and consolidated its production in its Fairhope, Alabama plant. The employee separation and related expenses paid as a result of this consolidation were less than originally estimated as were other costs.

OPERATING INCOME (LOSS)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30                        JUNE 30
                                                   ----------------------         ----------------------
                                                    2003           2002            2003           2002
                                                   -------       --------         -------       --------
                                                                      (IN THOUSANDS)
Ongoing......................................      $15,744       $  7,461         $35,540       $ 24,573
    Impairment loss on assets held for
      sale...................................           --          1,815             167          4,039
    Restructuring, impairments and other
      charges................................         (119)       (37,269)           (804)       (59,541)
                                                   -------       --------         -------       --------
Reported.....................................      $15,625       $(27,993)        $34,903       $(30,929)
                                                   =======       ========         =======       ========

    Excluding the operating income of the filing products division and digital graphics operations that have been sold and charges related to our restructuring, impairments and other charges recorded in 2002, ongoing operating income increased $8.3 million in the second quarter of 2003 and $11.0 million on a year to date basis over operating income in the comparable periods of 2002.

    * Operating income of our Envelope segment for the second quarter and on a year to date basis was $4.0 million below results in 2002. This was due to primarily to lower volume and lower margins.

    * Commercial Printing's ongoing operating income improved $9.6 million in the second quarter of 2003 and on a year to date basis $15.1 million over the losses recorded in the second quarter and first six months of 2002. The improvement in operating income was attributable primarily to the results of the acquisition completed in August 2002, operating improvements made during 2002 and savings that have resulted from the restructuring actions taken during the second half of 2002.

    * The ongoing operating income of Printed Office Products for the second quarter of 2003 was $0.6 million lower than the second quarter of 2002 and on a year to date basis was $1.3 million lower than 2002. This decline reflects lower sales partially offset by savings from the plant consolidations during 2002.

    * Expenses associated with corporate services decreased $3.3 million in the second quarter of 2003 and $1.2 million on a year to date basis over the comparable periods of 2002. Lower corporate expenses in the first half of 2003 were the result of a reduction in workers' compensation expense of $4.4 million partially offset by lower supplier rebates and higher spending on employee safety programs and employee training.

INTEREST EXPENSE

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                    ---------------------         ---------------------
                                                     2003          2002            2003          2002
                                                    -------       -------         -------       -------
                                                                      (IN THOUSANDS)
Total interest expense........................      $18,119       $20,966         $36,333       $39,448
Less: Allocated to discontinued operations....           --        (1,993)             --        (5,570)
                                                    -------       -------         -------       -------
Reported interest expense.....................      $18,119       $18,973         $36,333       $33,878
                                                    =======       =======         =======       =======

    Interest expense incurred during the second quarter of 2003 reflects our average outstanding debt during the quarter of $801.9 million and a weighted average interest rate of 8.36% compared to the average outstanding debt of $943.2 during the second quarter of 2002 and a weighted average interest rate of 8.08%. Interest expense incurred during the six months ended June 30, 2003 reflects average outstanding debt of $807.5 million and a weighted average interest rate of 8.35% compared to the average outstanding debt of $945.0 during the first six months of 2002 and a weighted average interest rate of 7.48%. The average outstanding debt has decreased year over year due primarily to the application of the proceeds from our divestitures to the repayment of debt. Our weighted average interest increased in 2003 as a result of the issuance of $350 million of 9 5/8% senior notes on March 13,

2002 the proceeds of which were used primarily to repay bank debt that accrued interest at a lower variable rate, and in November 2002, our 5% convertible subordinated notes were redeemed. In addition, total interest expense has been reduced in 2003 from amounts recorded in 2002 as a result of the write-off of the deferred financing costs associated with the bank credit facility that was refinanced in June 2002.

    Reported interest expense for the six months ended June 30, 2003 was higher than in the first half of 2002 due to the allocation of interest expense to discontinued operations in 2002. The amount of interest expense allocated to discontinued operations exceeded the actual reduction in interest expense attributable to the divestitures of the discontinued operations. In 2002, a portion of our interest expense was allocated to discontinued operations based on the net assets of the discontinued operations relative to the net asset of the Company as required by generally accepted accounting principles. The net asset amounts used to allocate interest expense exceeded the actual net proceeds received from the dispositions of the discontinued operations.

INCOME TAXES

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                    ---------------------         ----------------------
                                                     2003          2002            2003           2002
                                                    -------       -------         -------       --------
                                                                   (DOLLARS IN THOUSANDS)
Income tax benefit............................      $(1,168)      $(8,942)        $  (767)      $(13,466)
Effective tax rate............................           41%           19%             40%            21%

    The effective tax rate for 2003 is estimated to be 40%. The effective tax rate for 2002 was lower than 2003 primarily due to a higher estimated pre-tax loss in 2002 that increased the impact of nondeductible permanent differences on the overall effective rate.

LOSS FROM CONTINUING OPERATIONS AND LOSS PER SHARE--DILUTED

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30                        JUNE 30
                                                   ----------------------         ----------------------
                                                    2003           2002            2003           2002
                                                   -------       --------         -------       --------
                                                                  (DOLLARS IN THOUSANDS)
Loss from continuing operations..............      $(1,681)      $(38,069)        $(1,150)      $(51,678)
Loss from continuing operations per share....      $ (0.04)      $  (0.80)        $ (0.02)      $  (1.08)

    The loss from continuing operations in the second quarter of 2003 was $36.4 million less than the second quarter of 2002 and was $50.5 million less on a year to date basis than the first six months of 2002. This improvement is due to the acquisition completed in August 2002, improved operating performance, lower overhead, and significantly lower restructuring and other charges. Interest expense was higher in the first six months of 2003 than in 2002. The low effective tax rate in 2002 reduced the tax benefit of the losses in 2002 compared to the benefit in 2003. In addition, the loss on the early extinguishment of debt recorded as an extraordinary item in the three and six months ended June 30, 2002, $8.7 million and $16.5 million, respectively, was reclassified as a loss from continuing operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

LOSS (GAIN) ON DISPOSAL OF DISCONTINUED OPERATIONS

    During the first quarter of 2003, we recorded a gain on the disposal of discontinued operations in the amount of $2.5 million. This gain was the result of an adjustment made to the tax impact of the disposition of our prime label business, which was sold in May 2002. The gain was reduced by $0.6 million in the second quarter based on the completion of the tax return.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

    We adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("Interpretation 46") effective January 1, 2003. The implementation of Interpretation 46 required the Company to consolidate a trust that is leasing equipment to the Company under an operating lease. The effect of this consolidation was to increase net property, plant and equipment by $18.1 million and total debt by $18.5 million on January 1, 2003. The cumulative effect of this change in accounting principle was an after-tax charge of $0.3 million.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE--DILUTED

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                        JUNE 30
                                                    ----------------------         ---------------------
                                                     2003           2002           2003          2002
                                                    -------       --------         -----       ---------
                                                                   (DOLLARS IN THOUSANDS)
Net income (loss).............................      $(2,262)      $(38,222)        $ 447       $(171,578)
Net income (loss) per share...................      $ (0.05)      $  (0.80)        $0.01       $   (3.60)

    The net income (loss) and net income (loss) loss per share in the second quarter of 2003 and on a year to date basis reflect the reduction in income (loss) from continuing operations, the loss (gain) recorded on the disposal of discontinued operations and the cumulative effect of a change in accounting principle.

    The net loss and net loss per share reported in the second quarter of 2002 and for the six months ended June 30, 2002 reflected the loss from continuing operations, losses of $0.2 million in the quarter and $8.2 million for the six months ended June 30, 2002 on disposal of discontinued operations and the $111.7 goodwill impairment charge recorded as a cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

BUSINESS SEGMENTS

ENVELOPE

  SALES

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                         JUNE 30
                                                -----------------------         -----------------------
                                                  2003           2002             2003           2002
                                                --------       --------         --------       --------
                                                                    (IN THOUSANDS)
Ongoing...................................      $170,831       $177,685         $349,902       $360,134
    Filing products division..............            --         17,483               --         36,009
                                                --------       --------         --------       --------
Reported..................................      $170,831       $195,168         $349,902       $396,143
                                                ========       ========         ========       ========

  OPERATING INCOME

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                    ---------------------         ----------------------
                                                     2003          2002            2003           2002
                                                    -------       -------         -------       --------
                                                                       (IN THOUSANDS)
Ongoing.......................................      $13,897       $17,866         $31,892       $ 35,884
    Filing products division..................           --         1,132              --          2,540
    Restructuring expenses....................           --        (7,545)             --        (19,559)
                                                    -------       -------         -------       --------
Reported......................................      $13,897       $11,453         $31,892       $ 18,865
                                                    =======       =======         =======       ========

    Reported sales of the Envelope segment were $170.8 million in the second quarter of 2003, $24.3 million below sales in the second quarter of 2002. Excluding sales of the filing products division, which was sold in August 2002, the sales decline was $6.9 million, or 3.9%. Excluding the impact of the foreign currency benefit from the strength of the Canadian dollar, the sales decline was $10.2 million and due primarily to the following:

    * Domestic sales of our direct mail and consumer direct envelopes were down approximately $7.3 million, or 8.3%, in the second quarter. Approximately 71% of this decline was related to volume and 29% related to lower pricing. The decline in volume was due to lower demand by our customers for transactional envelopes, lower sales to direct mail customers and volume lost due to competitive pricing. Our average selling price decreased due to competitive pricing pressures and lower sales of higher value added products.

    * Sales into the resale segment of the market decreased approximately $1.4 million, or 3.7%, due almost entirely to competitive pricing pressures. Unit sales into this market segment decreased only slightly in the quarter.

    * Excluding the impact of foreign currency, sales in Canada decreased approximately $0.8 million, or 2.5%, entirely due to competitive pricing pressures. Unit sales in Canada were higher during the second quarter than in the second quarter of 2002.

    Reported operating income of the Envelope segment in the second quarter of 2003 was $13.9 million, $2.4 million higher than the second quarter of 2002. Excluding the operating income of the filing products division and restructuring expenses, operating income was $4.0 million lower than the second quarter of 2002. The impact of lower pricing was approximately $5.0 million and the impact of the decline in volume was approximately $2.3 million. Manufacturing overhead and selling and administrative expenses were reduced by approximately $2.6 million from the second quarter of 2002. The foreign currency translation benefit to operating income was $0.7 million.

    Reported sales were $349.9 million for the six months ended June 30, 2003, $46.2 million below sales during the comparable period of 2002. Excluding sales of the filing products division, the sales decline was $10.2 million, or 2.8%. Excluding the impact of the foreign currency benefit, the sales decline was $15.3 million and was due primarily to the following:

    * Domestic sales of our direct mail and consumer direct envelopes decreased approximately $11.6 million, or 6.4%. Lower volume contributed approximately 57.0% of this decline and lower average selling prices contributed the remaining 43.0%.

    * Sales into the resale segment of the market decreased approximately $0.6 million, or 1.0% due primarily to volume, which was lower in the first quarter than in the first quarter of 2002. Average selling prices were favorable enough in the first quarter to offset the lower pricing experienced in the second quarter.

    * Sales in Canada decreased approximately $1.3 million on a year-to-date basis due entirely to lower pricing. Units sold by our Canadian operations were slightly higher in the first six months of 2003 than during the comparable period of 2002.

    Reported operating income was $31.9 million for the six months ended June 30, 2003, $13.0 million higher than the comparable period of 2002. Excluding the operating income of the filing products division and restructuring expenses, operating income was $4.0 million lower than during the first six months of 2002. Lower average selling prices for our products reduced operating income by approximately $6.6 million. The impact of lower sales volume was approximately $4.9 million. Manufacturing overhead and selling and administrative expenses were reduced by approximately
$6.4 million. The foreign currency translation benefit to operating income was $1.1 million.

COMMERCIAL PRINTING

  SALES

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                         JUNE 30
                                                -----------------------         -----------------------
                                                  2003           2002             2003           2002
                                                --------       --------         --------       --------
                                                                    (IN THOUSANDS)
Ongoing...................................      $186,652       $169,982         $381,729       $357,200
    Digital graphics operations...........            --          3,745            2,872          7,282
                                                --------       --------         --------       --------
Reported..................................      $186,652       $173,727         $384,601       $364,482
                                                ========       ========         ========       ========

  OPERATING INCOME

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                     --------------------         ----------------------
                                                      2003         2002            2003           2002
                                                     ------       -------         -------       --------
                                                                       (IN THOUSANDS)
Ongoing........................................      $2,869       $(6,723)        $ 5,522       $ (9,574)
    Digital graphics operations................          --           109             167             66
    Restructuring expenses.....................        (176)       (1,448)         (1,000)        (2,455)
                                                     ------       -------         -------       --------
Reported.......................................      $2,693       $(8,062)        $ 4,689       $(11,963)
                                                     ======       =======         =======       ========

    Reported sales of the Commercial Printing segment were $186.7 million in the second quarter of 2003, $12.9 million higher than sales in the second quarter of 2002. Excluding sales of the digital graphics operations, which were sold in March 2003, the sales increase was $16.7 million, or 9.8%.

    * Sales of our high-impact printing to our national and regional customers were $2.1 million higher than the second quarter of 2002.

    * Excluding sales of $20.8 million of the acquisition completed in August 2002, sales to our local commercial printing customers were approximately $2.3 million below the second quarter of 2002. Our unprofitable operation in New York City which was closed in September 2002 had sales of $3.9 million in the second quarter of 2002.

    Reported operating income of the Commercial Printing segment in the second quarter of 2003 was $2.7 million, an improvement of $10.8 million over the loss reported in the second quarter of 2002. Excluding the operating income of the digital graphics operations and restructuring expenses, operating income was $2.9 million, an improvement of $9.6 million from the second quarter of 2002. The improvement in ongoing operating income can be attributed to the results of the acquisition, the closure of the unprofitable operation in New York City and improvements resulting from the restructuring and other actions taken during 2002. Despite competitive pricing pressures, overall gross profit margin improved in the second quarter of 2003 by 1.9 percentage points. This was the result of productivity improvements and a reduction of $1.0 million in manufacturing overhead primarily due to the consolidation of our Indianapolis web operations. Selling and administrative costs were approximately $4.1 million lower in the second quarter of 2003 compared to the second quarter of 2002.

    Reported sales of the Commercial Printing segment were $384.6 million during the six months ended June 30, 2003, $20.1 million higher than sales during the comparable period of 2002. Excluding sales of the digital graphics operations, the sales increase was $24.5 million, or 6.7%.

    * Sales of our high-impact printing to our national and regional customers were $2.1 million lower than during the first six months of 2002.

    * Excluding $30.0 million of sales contributed by the acquisition, sales to our local commercial printing customers were approximately
      $4.5 million higher than sales in the first half of 2002 after excluding the $7.9 million of sales of the closed New York City operation.

    Reported operating income of the Commercial Printing segment for the six months ended June 30, 2003 was $4.7 million, an improvement of $16.7 million over the loss reported in the comparable period of 2002. Excluding the operating income of the digital graphics operations and restructuring expenses, operating income was $5.5 million, an improvement of $15.1 million over the loss incurred in the first half of 2002. The improvement in ongoing operating income can be attributed to the acquisition, the closure of the unprofitable operation in New York City and improvements resulting from the restructuring and other actions taken during 2002. On a year-to-date basis, gross profit margins has been improved by 1.2 percentage points compared to the first half of 2002 due to improved operating efficiencies and reductions of $2.4 million in manufacturing overhead. Sales and administrative expenses are $6.1 million lower in the six months ended June 30, 2003 than in the comparable period of 2002.

PRINTED OFFICE PRODUCTS

  SALES

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30                        JUNE 30
                                                  ---------------------         -----------------------
                                                   2003          2002             2003           2002
                                                  -------       -------         --------       --------
                                                                     (IN THOUSANDS)
Reported....................................      $50,343       $52,072         $100,643       $103,824
                                                  =======       =======         ========       ========

  OPERATING INCOME

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30                     JUNE 30
                                                        -------------------         --------------------
                                                         2003         2002           2003         2002
                                                        ------       ------         ------       -------
                                                                         (IN THOUSANDS)
Ongoing...........................................      $4,715       $5,282         $8,427       $ 9,722
    Restructuring expenses........................          57         (168)           197        (1,047)
                                                        ------       ------         ------       -------
Reported..........................................      $4,772       $5,114         $8,624       $ 8,675
                                                        ======       ======         ======       =======

    Sales of Printed Office Products were $1.7 million lower in the second quarter of 2003 and $3.2 million lower in the six months ended June 30, 2003 than the comparable periods of 2002. Sales of Printed Office Products have declined in 2003 due primarily to lower sales of multi-ply traditional business forms and competitive pricing pressures. We believe these sales declines are consistent with sales declines in the industry. Our specialty products are growing and sales of our label products during the first half of 2003 have been comparable to sales in 2002.

    Reported operating income of Printed Office Products was $4.8 million in the second quarter of 2003 and $8.6 million during the six months ended June 30, 2003, slightly lower than the comparable periods of 2002. Excluding restructuring expenses, operating income was $0.6 million lower in the second quarter and $1.3 million lower during the six months ended June 30, 2003 than the comparable periods of 2002. The decline in operating income was due to the decline in sales, and lower margins due to competitive pressures, which were partially offset by reductions in fixed costs.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2003, our outstanding debt had increased $4.3 million to $768.1 million from the balance of $763.9 million at December 31, 2002 due to the implementation of Interpretation 46. At June 30, 2003 our outstanding debt included $17.8 million of debt held by a VIE that was consolidated on January 1, 2003. Our operations generated cash flow of $20.2 million and $14.4 million during the six months ended June 30, 2003 and June 30, 2002, respectively. At June 30, 2003 our revolving loan balance was $11.5 million lower than December 31, 2002.

    Capital expenditures were $13.0 million during the six months ended June 30, 2003 compared to $21.4 million in the same period of 2002.

    The $3.9 million of net proceeds received from the sale of the digital graphics operations in March 2003 were applied to our revolving bank debt.

    The following table summarizes our cash payment obligations as of June 30, 2003 by year:

                                                                         TOTAL CASH
                             LONG-TERM DEBT       OPERATING LEASES       OBLIGATIONS
                             --------------       ----------------       -----------
Year 1.....................     $  2,819              $ 31,172           $    33,991
Year 2.....................       93,233                26,900               120,133
Year 3.....................        2,400                22,436                24,836
Year 4.....................        2,353                17,701                20,054
Year 5.....................       12,796                12,910                25,706
Thereafter.................      654,463                19,518               673,981
                                --------              --------           -----------
Total......................     $768,064              $130,637           $   898,701
                                ========              ========           ===========

    At June 30, 2003, we had outstanding letters of credit of approximately $22.8 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.9 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our credit ratings as of June 30, 2003 were as follows:

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

    We expect to be able to fund our operations, capital expenditures and debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior credit facility. At June 30, 2003, we had $123.2 million of unused credit available under this credit facility.

SEASONALITY AND ENVIRONMENT

    Our Commercial Printing segment experiences seasonal variations. Our revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October, and calendars from May to September. As a result of these seasonal variations, we are at or near capacity in some facilities at certain times during these periods.

    Several consumer direct market segments served by our Envelope segment and certain segments of the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases.

    Seasonality is offset by the diversity of our other products and markets, which are not materially affected by seasonal conditions.

    Environmental matters have not had a material financial impact on our historical operations and are not expected to have a material impact in the future.

NEW ACCOUNTING STANDARDS

    In April 2003 the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. This statement does not impact the financial statements of the Company.

    In May 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not impact the financial statements of the Company.

AVAILABLE INFORMATION

    Our Internet address is: www.mail-well.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls and presentations to securities analysts are web cast live via our website.

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

    * The success of certain strategic initiatives, including "Total Customer Solutions" strategy

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor did we hedge interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts as of December 31, 2002. However, the Board of Directors have given management authority to engage in interest rate swaps.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At June 30, 2003, we had variable rate debt outstanding of $110.0 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which is $319.6 million, would increase our interest expense by $3.2 million and reduce our net income by approximately $1.9 million.

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

                         PART II OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On May 1, 2003, the Company held its Annual Meeting of Stockholders, at which the following matters were voted upon:

    ELECTION OF DIRECTORS--The following individuals were elected or re-elected to the Board of Directors by the following vote:

                   NAME                              FOR           WITHHOLD
-------------------------------------------       ----------       --------
Thomas E. Costello                                41,242,227       328,630
Frank P. Diassi                                   41,188,561       382,296
Frank J. Hevrdejs                                 41,248,627       322,230
Martin J. Maloney                                 41,240,634       330,223
David M. Olivier                                  41,241,427       329,430
Janice C. Peters                                  41,197,945       372,912
Jerome W. Pickholz                                41,248,927       321,930
Paul V. Reilly                                    41,092,971       477,886
Alister W. Reynolds                               41,198,045       372,812
Susan Rheney                                      41,243,552       327,305

    SELECTION OF AUDITORS--The selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending 2003 was ratified by the following vote: 41,142,233 For, 228,119 Against, 200,504 Abstentions.

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

 10.4 Form of M-W Corp. 401(k) Savings Retirement Plan-- incorporated by reference from Exhibit 10.20 of Mail-Well, Inc.'s
         Registration Statement on Form S-1 dated March 25, 1994.




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




EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
         lenders under the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--
         incorporated by reference to Exhibit 10.36 of Mail-Well I
         Corporation's Amendment No. 2 to Registration Statement on Form S-4
         filed October 8, 2002.

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

---------------
* Furnished herewith.

(b) REPORTS ON FORM 8-K

    1. Current report filed under Item 5 on Form 8-K dated as of May 13, 2003 in connection with the script of the company's investor conference call held on May 6, 2003.

    2. Current report filed under Item 9 on Form 8-K dated as of May 6, 2003 in connection with certifications of the company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on July 31, 2003.

                               MAIL-WELL, INC.

                               By:            /s/ PAUL V. REILLY
                                  --------------------------------------------
                                    Paul V. Reilly, Chairman of the Board,
                                    President and Chief Executive Officer
                                       (Principal Executive Officer)

                               By:         /s/ MICHEL P. SALBAING
                                  --------------------------------------------
                                  Michel P. Salbaing, Senior Vice President--
                                     Finance and Chief Financial Officer
                                      (Principal Financial Officer and
                                        Principal Accounting Officer)

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

Date: July 31, 2003

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

Date: July 31, 2003

                              /s/  MICHEL P. SALBAING
                              ---------------------------------------------
                              Chief Financial Officer