Form 10-Q
period 2003-09-30
MAIL WELL INC
filed 2003-11-03
CIK 920321

=============================================================================
-----------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                           ---------------------

                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

    As of October 31, 2003 the Registrant had 48,386,626 shares of Common Stock, $0.01 par value, outstanding.

------------------------------------------------------------------------------
==============================================================================

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

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MAIL-WELL, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (dollars in thousands)

                                                              SEPTEMBER 30, 2003
                                                                 (UNAUDITED)           DECEMBER 31, 2002
                                                              ------------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...........................          $    1,094              $    2,650
    Accounts receivable, net............................             229,889                 219,924
    Inventories, net....................................              97,994                 103,533
    Net assets held for sale............................                  --                   4,492
    Other current assets................................              36,231                  45,762
                                                                  ----------              ----------
        TOTAL CURRENT ASSETS............................             365,208                 376,361

Property, plant and equipment, net......................             390,091                 379,624
Goodwill................................................             297,783                 290,361
Other intangible assets, net............................              17,423                  18,586
Other assets, net.......................................              38,228                  42,435
                                                                  ----------              ----------
TOTAL ASSETS............................................          $1,108,733              $1,107,367
                                                                  ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable....................................          $  152,312              $  151,930
    Accrued compensation and related liabilities........              56,225                  53,292
    Other current liabilities...........................              55,236                  67,848
    Current maturities of long-term debt................               2,733                   2,961
                                                                  ----------              ----------
        TOTAL CURRENT LIABILITIES.......................             266,506                 276,031

Long-term debt..........................................             758,614                 760,938
Deferred income taxes...................................               3,814                  10,336
Other liabilities.......................................              16,133                  17,294
                                                                  ----------              ----------
TOTAL LIABILITIES.......................................           1,045,067               1,064,599
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...........................                  --                      --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,386,626 and 48,337,031 shares
      issued and outstanding as of September 30, 2003
      and December 31, 2002, respectively...............                 484                     483
    Paid-in capital.....................................             214,047                 213,826
    Retained deficit....................................            (152,864)               (155,481)
    Deferred compensation...............................              (2,244)                 (2,471)
    Accumulated other comprehensive income (loss).......               4,243                 (13,589)
                                                                  ----------              ----------
        TOTAL SHAREHOLDERS' EQUITY......................              63,666                  42,768
                                                                  ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............          $1,108,733              $1,107,367
                                                                  ==========              ==========

                     See notes to condensed consolidated financial statements.

                                  MAIL-WELL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                           (in thousands, except earnings per share amounts)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30                     SEPTEMBER 30
                                            -------------------------       ---------------------------
                                              2003             2002            2003             2002
                                            --------         --------       ----------       ----------
Net sales.............................      $412,218         $428,720       $1,247,363       $1,293,169
Cost of sales.........................       330,341          343,485        1,002,691        1,041,064
                                            --------         --------       ----------       ----------
Gross profit..........................        81,877           85,235          244,672          252,105
Operating expenses:
    Selling, general and
      administrative..................        59,278           61,273          185,172          198,509
    Amortization of intangibles.......           500              526            1,363            1,542
    Loss from the early extinguishment
      of debt.........................            --               --               --           16,463
    Impairment loss on assets held for
      sale............................            --               --               --            8,871
    Impairment on operations formerly
      held for sale...................            --               --               --           10,407
    Restructuring and other charges...            76           39,408            1,212           63,208
                                            --------         --------       ----------       ----------
Operating income (loss)...............        22,023          (15,972)          56,925          (46,895)
Other expense:
    Interest expense..................        17,831           18,675           54,163           52,553
    Other.............................           574            1,720            1,063            2,061
                                            --------         --------       ----------       ----------
Income (loss) from continuing
  operations before income taxes and
  cumulative effect of a change in
  accounting principle................         3,618          (36,367)           1,699         (101,509)
Provision for income taxes............         1,446          (14,218)             679          (27,684)
                                            --------         --------       ----------       ----------
Income (loss) from continuing
  operations before cumulative effect
  of a change in accounting
  principle...........................         2,172          (22,149)           1,020          (73,825)
Loss (gain) on disposal of
  discontinued operations.............            --            5,804           (1,919)          13,958
Cumulative effect of a change in
  accounting principle................            --               --              322          111,748
                                            --------         --------       ----------       ----------
Net income (loss).....................      $  2,172         $(27,953)      $    2,617       $ (199,531)
                                            ========         ========       ==========       ==========
Earnings (loss) per share--basic:
    Continuing operations.............      $   0.05         $  (0.46)      $     0.02       $    (1.55)
    Discontinued operations...........            --            (0.13)            0.04            (0.29)
    Cumulative effect of a change in
      accounting principle............            --               --            (0.01)           (2.35)
                                            --------         --------       ----------       ----------
Earnings (loss) per share--basic......      $   0.05         $  (0.59)      $     0.05       $    (4.19)
                                            ========         ========       ==========       ==========
Earnings (loss) per share--diluted:
    Continuing operations.............      $   0.04         $  (0.46)      $     0.02       $    (1.55)
    Discontinued operations...........            --            (0.13)            0.04            (0.29)
    Cumulative effect of a change in
      accounting principle............            --               --            (0.01)           (2.35)
                                            --------         --------       ----------       ----------
Earnings (loss) per share--diluted....      $   0.04         $  (0.59)      $     0.05       $    (4.19)
                                            ========         ========       ==========       ==========
Weighted average shares--basic........        47,689           47,668           47,677           47,665
Weighted average shares--diluted......        48,406           47,668           48,268           47,665

                       See notes to condensed consolidated financial statements.

                                MAIL-WELL, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                          (in thousands)

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                  ----------------------------------
                                                                      2003                  2002
                                                                  ------------           -----------
Cash flows from operating activities:
  Income (loss) from continuing operations..................      $     1,020            $  (73,825)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by operating
    activities:
       Depreciation.........................................           34,852                34,587
       Amortization.........................................            4,393                 5,851
       Write-off of deferred financing cost.................               --                16,463
       Noncash portion of restructuring, impairment and
          other charges.....................................               --                29,226
       Deferred income taxes................................           (7,826)              (19,433)
       Loss on disposal of assets...........................              891                   405
       Other noncash charges, net...........................              590                   250
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
       Accounts receivable..................................           (3,886)                5,566
       Inventories..........................................            7,431                 5,262
       Accounts payable and accrued compensation............              242                (1,908)
       Accrued taxes........................................           10,888                 2,459
       Other working capital changes........................          (14,717)                2,098
  Other, net................................................             (193)                  744
                                                                  -----------            ----------
        Net cash provided by operating activities...........           33,634                 7,745
Cash flows from investing activities:
      Acquisitions..........................................               --                (2,552)
      Capital expenditures..................................          (19,722)              (26,943)
      Proceeds from divestitures, net.......................            3,864               128,649
      Proceeds from sales of property, plant and
        equipment...........................................              658                 6,267
                                                                  -----------            ----------
        Net cash (used in) provided by investing
          activities........................................          (15,200)              105,421
Cash flows from financing activities:
      Proceeds from issuance of common stock................               16                    18
      Proceeds from issuance of long-term debt..............        1,384,781             1,006,154
      Repayments of long-term debt..........................       (1,405,239)             (951,077)
      Capitalized loan fees.................................             (484)              (17,402)
                                                                  -----------            ----------
        Net cash (used in) provided by financing
          activities........................................          (20,926)               37,693
Effect of exchange rate changes on cash and cash
  equivalents...............................................              936                (1,088)
Cash flows from discontinued operations.....................               --               (10,827)
                                                                  -----------            ----------
        Net (decrease) increase in cash and cash
          equivalents.......................................           (1,556)              138,944
Cash and cash equivalents at beginning of year..............            2,650                   894
                                                                  -----------            ----------
Cash and cash equivalents at end of period..................      $     1,094            $  139,838
                                                                  ===========            ==========

                     See notes to condensed consolidated financial statements.

                     MAIL-WELL, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    The Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("Interpretation 46") in the second quarter retroactive to January 1, 2003. The first quarter Form 10-Q dated March 31, 2003 will be restated when the first quarter Form 10-Q for 2004 is filed. The implementation of Interpretation 46 does not have an impact on earnings per share from continuing operations.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed its determination of the goodwill impairment of the Commercial Printing segment in the fourth quarter of 2002. The transitional impairment of $111.7 million was recorded as the cumulative effect of a change in accounting principle as of January 1, 2002 and required the restatement of the condensed consolidated statement of operations for the nine months ended September 30, 2002.

    The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on January 1, 2003. The provisions of SFAS No. 145 required the reclassification of the loss from the early extinguishment of debt that was recorded as an extraordinary item in 2002 into income from continuing operations and the restatement of the condensed consolidated statements of operations for the nine months ended September 30, 2002.

    The table below is a reconciliation of loss per share for the nine months ended September 30, 2002 as originally reported and the loss per share as restated.


                                           SEPTEMBER 30, 2002
                                             AS ORIGINALLY      IMPACT OF   IMPACT OF   SEPTEMBER 30, 2002
                                                REPORTED        SFAS 142    SFAS 145         RESTATED
                                           ------------------   ---------   ---------   ------------------
Loss per share--basic and diluted:
    Continuing operations................        $(1.34)         $   --      $(0.21)          $(1.55)
    Discontinued operations..............         (0.29)             --          --            (0.29)
    Extraordinary items..................         (0.21)             --        0.21               --
    Cumulative effect of a change in
      accounting principle...............            --           (2.35)         --            (2.35)
                                                 ------          ------      ------           ------
    Loss per share.......................        $(1.84)         $(2.35)     $   --           $(4.19)
                                                 ======          ======      ======           ======

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

2. NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation 46. Interpretation 46 introduced a new consolidation model, the variable interest model, which determines control and whether an entity is to be consolidated based on potential variability in gains and losses of the entity. Variable interests are contractual, ownership or other interests in an entity that expose its holders to the risks and rewards of the variable interest entity ("VIE"). Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE's assets.

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

    The Company is the primary beneficiary of this Trust, a VIE, and is therefore required by Interpretation 46 to consolidate the Trust in its financial statements. The Company adopted Interpretation 46 effective January 1, 2003 and consolidated equipment valued at $18.1 million, net of accumulated depreciation, and debt of $18.5 million and recorded a charge of $0.3 million, net of tax, as a cumulative effect of a change in accounting principle.

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

    The following table illustrates the pro forma effect of net income
(loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                    ----------------------       ----------------------
                                                     2003          2002           2003          2002
                                                    ------       ---------       ------       ---------
     Net income (loss):
          As reported.........................      $2,172       $ (27,953)      $2,617       $(199,531)
          Pro forma...........................      $1,131       $ (28,836)      $  (74)      $(202,405)
     Earnings (loss) per share--diluted:
          As reported.........................      $ 0.04       $   (0.59)      $ 0.05       $   (4.19)
          Pro forma...........................      $ 0.02       $   (0.60)      $(0.01)      $   (4.25)


     The pro forma effect on net income (loss) and earnings (loss) per share--diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options in future years.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

4. ACQUISITION

    In August 2002, the Company acquired the in-house printing and fulfillment operations of American Express Company, located in Minneapolis, Minnesota, for $1.3 million. This acquisition has been accounted for as a purchase; accordingly, its assets and liabilities have been recorded at estimated fair value with the excess of the purchase price over the estimated fair value recorded as goodwill. The consolidated financial statements reflect the operations of the acquired business since August 2002. Goodwill recorded as a result of this acquisition was $0.8 million. Additional consideration will be paid if annual revenues during each year of the five year period commencing on January 1, 2003 total a specified amount. This may result in additional consideration of up to $17.5 million. Sales included in the three and nine months ended September 30, 2003 were $14.9 million and $45.0 million, respectively.

5. ASSETS HELD FOR SALE

    The Company sold the filing products division of the Envelope segment in August 2002 and certain digital graphics operations of the Commercial Printing segment in March 2003. The following table presents the sales and operating income of these operations included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 (in thousands):


                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30               SEPTEMBER 30
                                                         -------------------       --------------------
                                                          2003         2002         2003         2002
                                                         ------       ------       ------       -------
     Sales.........................................          --       $9,746       $2,872       $53,038
     Operating income..............................          --       $  717       $  167       $ 4,761


6. SUPPLEMENTAL BALANCE SHEET INFORMATION

  INVENTORIES

    The Company's inventories by major category are as follows (in thousands):


                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       2003                2002
                                                                   -------------       ------------
    Raw materials...........................................         $ 29,596            $ 32,515
    Work in process.........................................           23,255              25,832
    Finished goods..........................................           51,219              50,854
                                                                     --------            --------
                                                                      104,070             109,201
    Reserves................................................           (6,076)             (5,668)
                                                                     --------            --------
                                                                     $ 97,994            $103,533
                                                                     ========            ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

6. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

  PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consists of the following (in thousands):

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2003                2002
                                                                     -------------       ------------
    Land and land improvements..............................           $  20,273          $  19,529
    Buildings and improvements..............................             110,642            105,646
    Machinery and equipment.................................             489,905            463,896
    Furniture and fixtures..................................              15,392             15,178
    Construction in progress................................              14,111              5,510
                                                                       ---------          ---------
                                                                         650,323            609,759
    Accumulated depreciation................................            (260,232)          (230,135)
                                                                       ---------          ---------
                                                                       $ 390,091          $ 379,624
                                                                       =========          =========

    The December 31, 2002 balances do not include the impact of the implementation of Interpretation 46 (see Note 2). Machinery and equipment at September 30, 2003 includes approximately $16 million of assets in a VIE that was consolidated on January 1, 2003.

  COMPREHENSIVE INCOME (LOSS)

    A summary of the comprehensive income (loss) is as follows (in thousands):

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ---------------------         -----------------------
                                                    2003          2002            2003           2002
                                                   ------       --------         -------       ---------
    Net income (loss)........................      $2,172       $(27,953)        $ 2,617       $(199,531)
      Currency translation adjustment, net...        (655)        (4,778)         17,832            (347)
                                                   ------       --------         -------       ---------
    Comprehensive income (loss)..............      $1,517       $(32,731)        $20,449       $(199,878)
                                                   ======       ========         =======       =========

7. LONG-TERM DEBT

    At September 30, 2003 and December 31, 2002, long-term debt consisted of the following (in thousands):

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      2003                  2002
                                                                  -------------         ------------
    Senior Secured Credit Facility, due 2005................        $ 84,710              $101,932
    Senior Notes, due 2012..................................         350,000               350,000
    Senior Subordinated Notes, due 2008.....................         300,000               300,000
    Other...................................................          26,637                11,967
                                                                    --------              --------
                                                                     761,347               763,899
    Less current maturities.................................          (2,733)               (2,961)
                                                                    --------              --------
        Long-term debt......................................        $758,614              $760,938
                                                                    ========              ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

7. LONG-TERM DEBT (CONTINUED)

    The December 31, 2002 balances do not include the impact of the implementation of Interpretation 46 (see Note 2). Other long-term debt at September 30, 2003 includes debt of $17.4 million of a VIE that was consolidated on January 1, 2003.

    During 2002, the Company expensed deferred financing costs in connection with the early payment of the term loans of the bank credit facility which was replaced with a new asset based credit facility in June 2002. The write-off of $16.5 million is reported as loss from the early extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2002.

    The Senior Notes and the Senior Subordinated Notes are guaranteed by Mail-Well, Inc. and all of its subsidiaries (the "Guarantor Subsidiaries") all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to the issuing subsidiary in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law or fraudulent transfer and bankruptcy laws.

    As of September 30, 2003, the Company was in compliance with all of the covenants of its various debt agreements.

8. RESTRUCTURING AND OTHER CHARGES

    The Company has completed most of the restructuring programs initiated in June 2001 which continued during 2002 and into 2003. In 2003, the Company has incurred expenses related to these restructuring programs that could not be accrued and are the result of the continuation of actions to rationalize and realign capacity. The restructuring expenses related to these programs recorded during the nine-month period ended September 30, 2003 were $0.9 million. These expenses were as follows (in thousands):

                                                                                     PRINTED
                                                     COMMERCIAL                       OFFICE
                                                      PRINTING        ENVELOPE       PRODUCTS       TOTAL
                                                     ----------       --------       --------       ------
Employee separation and related expenses.......        $  750          $  62          $ (79)        $  733
Equipment moves................................           943             --             --            943
Other exit costs...............................            92           (500)           (56)          (464)
                                                       ------          -----          -----         ------
    Total......................................        $1,785          $(438)         $(135)        $1,212
                                                       ======          =====          =====         ======

    COMMERCIAL PRINTING. In the fourth quarter of 2002, Commercial Printing announced the closure of its web printing operation in Indianapolis, Indiana and the redeployment of the two web presses and related equipment to St. Louis, Missouri and Baltimore, Maryland. A substantial portion of the cost to dismantle, move and reinstall this equipment has been incurred during 2003.

    The other restructuring charges incurred in 2003 primarily relate to plans initiated in the fourth quarter of 2002 to right size printing plants in the Northwest.

    ENVELOPE. Envelope was able to sub-lease a facility idled as a result of its consolidation program sooner than estimated when the liability under the lease contract was established. Accordingly, $0.5 million of the reserve recorded for this lease was reversed.

    PRINTED OFFICE PRODUCTS. In the fourth quarter of 2002, Printed Office Products closed its business forms plant in Clearwater, Florida and consolidated its production in plants located in Fairhope,

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

8. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

Alabama and Marshall, Texas. The employee separation and related expenses and other exit costs paid as a result of this consolidation were less than originally estimated.

    A summary of the activity charged to the 2002 restructuring liability during the nine months ended September 30, 2003 is as follows (in thousands):

                                                                                PRINTED
                                                               COMMERCIAL        OFFICE
                                                                PRINTING        PRODUCTS        TOTAL
                                                               ----------       --------       -------
    Balance, December 31, 2002..........................        $ 3,990          $ 653         $ 4,643
        Payments for severance..........................           (189)           (39)           (228)
        Payments for lease termination and property exit
          costs.........................................         (1,946)           (47)         (1,993)
        Payments for other exit costs...................           (194)          (260)           (454)
        Reversal of unused accrual......................            (54)          (152)           (206)
                                                                -------          -----         -------
    Balance, September 30, 2003.........................        $ 1,607          $ 155         $ 1,762
                                                                =======          =====         =======

    A summary of the activity charged to the 2001 restructuring liability during the nine months ended September 30, 2003 is as follows (in thousands):

                                                                               COMMERCIAL
                                                                ENVELOPE        PRINTING        TOTAL
                                                                --------       ----------       ------
    Balance, December 31, 2002............................       $2,518          $ 449          $2,967
        Payments for severance............................         (343)            --            (343)
        Payments for lease termination and property exit
          costs...........................................         (770)          (417)         (1,187)
        Reversal of unused accrual........................         (500)            --            (500)
                                                                 ------          -----          ------
    Balance, September 30, 2003...........................       $  905          $  32          $  937
                                                                 ======          =====          ======

9. DISCONTINUED OPERATIONS

    The gain on disposal of discontinued operations as of September 30, 2003 reflects a change in the tax impact of the disposition of the Company's prime label business, which was sold in May 2002.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

10. INCOME (LOSS) PER SHARE

    Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised. A reconciliation of the amounts included in the computation of basic income (loss) per share and diluted income
(loss) per share is as follows (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                    ----------------------       ----------------------
                                                     2003           2002          2003           2002
                                                    -------       --------       -------       --------
Numerator:
Numerator for basic and diluted income (loss)
  per share--income (loss) from continuing
  operations..................................      $ 2,172       $(22,149)      $ 1,020       $(73,825)
                                                    =======       ========       =======       ========
Denominator:
Denominator for basic income (loss) per
  share--weighted average shares..............       47,689         47,668        47,677         47,665
Effects of dilutive securities:
    Stock options and restricted stock........          717             --           591             --
                                                    -------       --------       -------       --------
Denominator for diluted income (loss) per
  share--adjusted weighted average shares.....       48,406         47,668        48,268         47,665
                                                    =======       ========       =======       ========
Income (loss) for continuing operations per
  share:
    Basic.....................................      $  0.05       $  (0.46)      $  0.02       $  (1.55)
                                                    =======       ========       =======       ========
    Diluted...................................      $  0.04       $  (0.46)      $  0.02       $  (1.55)
                                                    =======       ========       =======       ========

    During the three and nine months ended September 30, 2002, interest, net of tax, on Convertible Notes in the amount of $1.2 million and $3.6 million, respectively, and shares of 7,319,000 that would have been issued upon assumed conversion of these Convertible Notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. In addition, the outstanding options and shares of restricted stock in the three and nine months ended September 30, 2003 in the amount of 6,181,000 and 6,310,000 common shares, respectively, were excluded from the calculation of diluted income (loss) per share because the effect would have been antidilutive. The options and shares of restricted stock excluded in 2002 totaled 6,943,000.

11. SEGMENT INFORMATION

    The Company operates in three principal operating segments. The Commercial Printing segment specializes in high impact printing, which includes a wide range of premium printed products such as annual reports, car brochures and brand marketing collateral for national and regional customers, and general commercial printing for local and regional customers. The Envelope segment manufactures customized and stock envelopes for billing and remittance and direct mail advertising. The Envelope segment is also a producer of specialty packaging products and a manufacturer of stock products for the resale market. The Printed Office Products segment produces customized and stock labels, mailers, and printed business documents which are sold to small and mid-size businesses generally through distributors of office products. Intercompany sales for the three and nine months ended September 30, 2003 were $5.4 million and $12.9 million, respectively. Intercompany sales for the three and nine months ended September 30, 2002 were $1.7 million and $11.0 million, respectively. These amounts are eliminated in consolidation and excluded from reported net sales.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

11. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain business segment information for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30                    SEPTEMBER 30
                                               -----------------------       ---------------------------
                                                 2003           2002            2003             2002
                                               --------       --------       ----------       ----------
    Net sales:
        Commercial Printing..............      $195,090       $194,659       $  579,690       $  559,140
        Envelope.........................       167,608        183,352          517,510          579,495
        Printed Office Products..........        49,520         50,709          150,163          154,534
                                               --------       --------       ----------       ----------
        Total............................      $412,218       $428,720       $1,247,363       $1,293,169
                                               ========       ========       ==========       ==========
    Operating income (loss)(a):
        Commercial Printing..............      $  6,539       $ (5,586)      $   11,230       $  (17,549)
        Envelope.........................        16,037         10,415           47,930           29,280
        Printed Office Products..........         3,996          4,865           12,618           13,540
        Corporate........................        (4,549)       (25,666)         (14,853)         (72,166)
                                               --------       --------       ----------       ----------
        Total............................      $ 22,023       $(15,972)      $   56,925       $  (46,895)
                                               ========       ========       ==========       ==========
    Restructuring, impairments and other
      charges:
        Commercial Printing..............      $    474       $  8,643       $    1,785       $   11,098
        Envelope.........................          (458)         8,376             (438)          27,935
        Printed Office Products..........            60            303             (135)           1,350
        Corporate........................            --         22,086               --           58,566
                                               --------       --------       ----------       ----------
        Total............................      $     76       $ 39,408       $    1,212       $   98,949
                                               ========       ========       ==========       ==========

--------

(a) Operating income (loss) is net of all costs and expenses directly related to the segment involved. Corporate expenses are net of certain supplier rebates and include corporate general and administrative expenses, lease expenses and other miscellaneous expenses. Corporate expenses in 2002 include the loss from the early extinguishment of debt, impairment loss on assets held for sale and impairment loss on operations formerly held for sale.

    On October 27, 2003, the Company announced a reorganization of its management structure and manufacturing operations. Under the new organization, operations that sell directly to end users of the Company's products will be managed separately from those operations that sell the Company's products to distributors, wholesalers or other value-added resellers. The Company anticipates a change in its operating segments as a result of this reorganization.

12. CONTINGENCIES

    The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

    The Company's income, sales and use and other tax returns are routinely subject to audit by various taxing authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company's financial position or results of operations.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                  CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                          September 30, 2003
                                            (in thousands)

                                                                  COMBINED
                                          PARENT                 GUARANTOR
                                         GUARANTOR    ISSUER    SUBSIDIARIES     ELIM.     CONSOLIDATED
                                         ---------   --------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents............   $    --    $   (229)    $  1,323     $      --    $    1,094
  Accounts receivable, net.............        --      47,385      182,504            --       229,889
  Inventories, net.....................        --      38,626       59,368            --        97,994
  Other current assets.................        --      25,360       10,871            --        36,231
                                          -------    --------     --------     ---------    ----------
    Total current assets...............        --     111,142      254,066            --       365,208
Investment in subsidiaries.............    63,666      16,347           --       (80,013)           --
Property, plant and equipment, net.....        --      97,877      292,214            --       390,091
Goodwill and other intangible assets,
 net...................................        --      84,895      230,311            --       315,206
Note receivable from subsidiaries......        --     603,100           --      (603,100)           --
Other assets, net......................        --      31,178        7,050            --        38,228
                                          -------    --------     --------     ---------    ----------
Total assets...........................   $63,666    $944,539     $783,641     $(683,113)   $1,108,733
                                          =======    ========     ========     =========    ==========
Current liabilities:
  Accounts payable.....................   $    --    $ 27,869     $124,443     $      --    $  152,312
  Other current liabilities............        --      55,009       56,452            --       111,461
  Intercompany payable (receivable)....        --      39,361      (39,361)           --            --
  Current portion of long-term debt....        --       1,772          961            --         2,733
                                          -------    --------     --------     ---------    ----------
    Total current liabilities..........        --     124,011      142,495            --       266,506

Long-term debt.........................        --     753,434        5,180            --       758,614
Note payable to Issuer.................        --          --      603,100      (603,100)           --
Deferred income tax (asset)
 liability.............................        --      (9,167)      12,981            --         3,814
Other long-term liabilities............        --      12,595        3,538            --        16,133
                                          -------    --------     --------     ---------    ----------
    Total liabilities..................        --     880,873      767,294      (603,100)    1,045,067
Shareholders' equity...................    63,666      63,666       16,347       (80,013)       63,666
                                          -------    --------     --------     ---------    ----------
Total liabilities and shareholders'
 equity................................   $63,666    $944,539     $783,641     $(683,113)   $1,108,733
                                          =======    ========     ========     =========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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
                                       =======    ==========    =========     ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                 Three Months Ended September 30, 2003
                                             (in thousands)

                                                                    COMBINED
                                            PARENT                 GUARANTOR
                                           GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.    CONSOLIDATED
                                           ---------   --------   ------------   -------   ------------
Net sales................................   $   --     $100,697     $311,521     $    --     $412,218
Cost of sales............................       --       83,173      247,168          --      330,341
                                            ------     --------     --------     -------     --------
Gross profit.............................       --       17,524       64,353          --       81,877
Other operating expenses.................       --       15,388       44,390          --       59,778
Restructuring and other charges..........       --         (458)         534          --           76
                                            ------     --------     --------     -------     --------
Operating income (loss)..................       --        2,594       19,429          --       22,023
Other expense (income):
  Interest expense.......................       --       17,594          237          --       17,831
  Intercompany interest (income)
   expense...............................       --      (13,422)      13,422          --           --
  Other expense..........................       --          440          134          --          574
                                            ------     --------     --------     -------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries............................       --       (2,018)       5,636          --        3,618
Provision for income taxes...............       --         (746)       2,192          --        1,446
                                            ------     --------     --------     -------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries.........................       --       (1,272)       3,444          --        2,172
Equity in undistributed earnings of
 subsidiaries............................    2,172        3,444           --      (5,616)          --
                                            ------     --------     --------     -------     --------
Net income (loss)........................   $2,172     $  2,172     $  3,444     $(5,616)    $  2,172
                                            ======     ========     ========     =======     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                   Three Months Ended September 30, 2002
                                              (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................  $     --    $124,827     $303,893     $     --     $428,720
Cost of sales...........................        --     100,445      243,040           --      343,485
                                          --------    --------     --------     --------     --------
Gross profit............................        --      24,382       60,853           --       85,235
Operating expenses:
  Selling, administrative and other.....        76      16,698       45,025           --       61,799
  Restructuring, asset impairments and
   other charges........................        --      31,077        8,331           --       39,408
                                          --------    --------     --------     --------     --------
Operating income (loss).................       (76)    (23,393)       7,497           --      (15,972)
Other (income) expense:
  Interest expense......................     1,740      19,469       15,964      (18,498)      18,675
  Other expense (income)................    (1,977)    (15,108)         307       18,498        1,720
                                          --------    --------     --------     --------     --------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries...........................       161     (27,754)      (8,774)          --      (36,367)
Provision (benefit) for income taxes....        --      (7,773)      (6,445)          --      (14,218)
                                          --------    --------     --------     --------     --------
Income (loss) from continuing
 operations, before cumulative effect of
 a change in accounting principle and
 undistributed earnings of
 subsidiaries...........................       161     (19,981)      (2,329)          --      (22,149)
Equity in undistributed earnings of
 subsidiaries...........................   (28,114)     (8,133)          --       36,247           --
                                          --------    --------     --------     --------     --------
Income from continuing operations before
 cumulative effect of a change in
 accounting principle...................   (27,953)    (28,114)      (2,329)      36,247      (22,149)
Loss from discontinued operations.......        --          --        5,804           --        5,804
                                          --------    --------     --------     --------     --------
Net income (loss).......................  $(27,953)   $(28,114)    $ (8,133)    $ 36,247     $(27,953)
                                          ========    ========     ========     ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                   Nine Months Ended September 30, 2003
                                              (in thousands)

                                                                    COMBINED
                                            PARENT                 GUARANTOR
                                           GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.    CONSOLIDATED
                                           ---------   --------   ------------   -------   ------------
Net sales................................   $   --     $310,244     $937,119     $    --    $1,247,363
Cost of sales............................       --      257,396      745,295          --     1,002,691
                                            ------     --------     --------     -------    ----------
Gross profit.............................       --       52,848      191,824          --       244,672
Operating expenses:
  Selling, administrative and other......       --       49,426      137,109          --       186,535
  Restructuring, asset impairments and
   other charges.........................       --         (458)       1,670          --         1,212
                                            ------     --------     --------     -------    ----------
Operating income.........................       --        3,880       53,045          --        56,925
Other (income) expense:
  Interest expense.......................       --       53,852          311          --        54,163
  Intercompany interest (income)
   expense...............................       --      (40,778)      40,778          --            --
  Other expense..........................       --          415          648          --         1,063
                                            ------     --------     --------     -------    ----------
Income (loss) from continuing operations,
 before income taxes and undistributed
 earnings of subsidiaries................       --       (9,609)      11,308          --         1,699
Provision (benefit) for income taxes.....       --       (3,844)       4,523          --           679
                                            ------     --------     --------     -------    ----------
Income (loss) from continuing operations,
 before cumulative effect of a change in
 accounting principle and undistributed
 earnings of subsidiaries................       --       (5,765)       6,785          --         1,020
Equity in undistributed earnings of
 subsidiaries............................    2,617        6,785           --      (9,402)           --
                                            ------     --------     --------     -------    ----------
Income from continuing operations before
 cumulative effect of a change in
 accounting principle....................    2,617        1,020        6,785      (9,402)        1,020
Loss (gain) from discontinued
 operations..............................       --       (1,919)          --          --        (1,919)
Cumulative effect of a change in
 accounting principle....................       --          322           --          --           322
                                            ------     --------     --------     -------    ----------
Net income (loss)........................   $2,617     $  2,617     $  6,785     $(9,402)   $    2,617
                                            ======     ========     ========     =======    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                Nine Months Ended September 30, 2002
                                           (in thousands)

                                                                  COMBINED
                                         PARENT                  GUARANTOR
                                        GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                        ---------   ---------   ------------   --------   ------------
Net sales.............................  $      --   $ 403,207    $ 889,962     $     --    $1,293,169
Cost of sales.........................         --     327,422      713,642           --     1,041,064
                                        ---------   ---------    ---------     --------    ----------
Gross profit..........................         --      75,785      176,320           --       252,105
Other operating expenses..............        110      57,250      142,691           --       200,051
Restructuring and other charges.......         --      74,321       24,628           --        98,949
                                        ---------   ---------    ---------     --------    ----------
Operating income (loss)...............       (110)    (55,786)       9,001           --       (46,895)
Other expense (income):
  Interest expense....................      5,216      57,355       44,344      (54,362)       52,553
  Other expense (income)..............     (5,931)    (46,796)         426       54,362         2,061
                                        ---------   ---------    ---------     --------    ----------
Income (loss) from continuing
 operations before income taxes and
 equity in undistributed earnings of
 subsidiaries.........................        605     (66,345)     (35,769)          --      (101,509)
Income tax benefit....................         --     (16,387)     (11,297)          --       (27,684)
                                        ---------   ---------    ---------     --------    ----------
Income (loss) from continuing
 operations before equity in
 undistributed earnings of
 subsidiaries.........................        605     (49,958)     (24,472)          --       (73,825)
Equity in undistributed earnings of
 subsidiaries.........................   (200,136)   (150,178)          --      350,314            --
                                        ---------   ---------    ---------     --------    ----------
Income (loss) from continuing
 operations...........................   (199,531)   (200,136)     (24,472)     350,314       (73,825)
Loss from discontinued operations.....         --          --       13,958           --        13,958
Cumulative effect of a change in
 accounting principle.................         --          --      111,748           --       111,748
                                        ---------   ---------    ---------     --------    ----------
Net income (loss).....................  $(199,531)  $(200,136)   $(150,178)    $350,314    $ (199,531)
                                        =========   =========    =========     ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                          September 30, 2003
                                           (in thousands)

                                                                            COMBINED
                                                 PARENT                    GUARANTOR
                                                GUARANTOR     ISSUER      SUBSIDIARIES   CONSOLIDATED
                                                ---------   -----------   ------------   ------------
Cash flows from (used in) operating
 activities...................................  $      --   $    (1,057)    $ 34,691     $    33,634
Cash flows from investing activities:
  Capital expenditures........................         --        (1,111)     (18,611)        (19,722)
  Proceeds from divestitures, net.............         --         3,864           --           3,864
  Intercompany advances.......................        (16)       15,848      (15,832)             --
  Proceeds from the sale of assets............         --            --          658             658
                                                ---------   -----------     --------     -----------
  Net cash provided by (used in) investing
   activities.................................        (16)       18,601      (33,785)        (15,200)
Cash flows from financing activities:
  Proceeds from the issuance of common
   stock......................................         16            --           --              16
  Proceeds from long-term debt................         --     1,384,781           --       1,384,781
  Repayments of long-term debt................         --    (1,404,027)      (1,212)     (1,405,239)
  Capitalized loan fees.......................         --          (484)          --            (484)
                                                ---------   -----------     --------     -----------
  Net cash provided by (used in) financing
   activities.................................         16       (19,730)      (1,212)        (20,926)
Effect of exchange rate changes on cash.......         --            --          936             936
                                                ---------   -----------     --------     -----------
Net change in cash and cash equivalents.......         --        (2,186)         630          (1,556)
Balance at beginning of year..................         --         1,957          693           2,650
                                                ---------   -----------     --------     -----------
Balance at end of year........................  $      --   $      (229)    $  1,323     $     1,094
                                                =========   ===========     ========     ===========

                     MAIL-WELL, INC. AND SUBSIDIARIES

                                (UNAUDITED)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                            September 30, 2002
                                              (in thousands)

                                                                             COMBINED
                                                    PARENT                  GUARANTOR
                                                   GUARANTOR    ISSUER     SUBSIDIARIES   CONSOLIDATED
                                                   ---------   ---------   ------------   ------------
Cash flows from operating activities.............    $(18)     $ (41,419)   $  49,182      $   7,745
Cash flows from investing activities:
  Acquisition costs, net of cash acquired........      --         (2,552)          --         (2,552)
  Capital expenditures...........................      --         (2,762)     (24,181)       (26,943)
  Proceeds from divestitures, net................      --        128,649           --        128,649
  Proceeds from sale of property, plant &
   equipment.....................................      --          5,940          327          6,267
                                                     ----      ---------    ---------      ---------
  Net cash provided by (used in) investing
   activities....................................      --        129,275      (23,854)       105,421
Cash flows from financing activities:
  Proceeds from issuance of common stock.........      18             --           --             18
  Proceeds from issuance of long-term debt.......      --      1,006,154           --      1,006,154
  Repayments of long-term debt...................      --       (939,683)     (11,394)      (951,077)
  Capitalized loan fees..........................      --        (17,402)          --        (17,402)
                                                     ----      ---------    ---------      ---------
  Net cash provided by (used in) financing
   activities....................................      18         49,069      (11,394)        37,693
Effect of exchange rate changes on cash and cash
 equivalents.....................................      --             --       (1,088)        (1,088)
Cash flows from discontinued operations..........      --             --      (10,829)       (10,827)
                                                     ----      ---------    ---------      ---------
Net increase (decrease) in cash and cash
 equivalents.....................................      --         49,069        2,019        138,944
Cash and cash equivalents at beginning of year...      --             --          894            894
                                                     ----      ---------    ---------      ---------
Cash and cash equivalents at end of year.........    $ --      $ 136,925    $   2,913      $ 139,838
                                                     ====      =========    =========      =========

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

    We have substantially completed the restructuring of Mail-Well that began in June 2001. This restructuring included the following:

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

    * The consolidation of the Denver, Colorado and Clearwater, Florida manufacturing facilities into other plants of our Printed Office Products segment.

    * The sale of Curtis 1000 (a distributor of business documents and envelopes), our prime label business, the filing products division of our Envelope segment and certain of the digital graphics operations of our Commercial Printing segment.

    * The restructuring of our debt.

    Paper is our most significant raw material. We purchase approximately 500,000 tons of paper annually for our businesses. Prices of uncoated papers, which are the principal grades of paper used to manufacture envelopes, increased approximately 10% in the fourth quarter of 2002. Prices of coated papers, which are used principally in commercial printing, did not increase in 2002 and have remained unchanged in 2003. Historically, changes in paper pricing generally have not affected the operating results of our Commercial Printing segment because we have been able to pass on paper price increases to our customers. Paper pricing, however, impacts the operating margins of our Envelope segment. When paper prices are rising, operating margins on our envelope products tend to be lower because we generally are not able to increase our prices as quickly as paper prices increase. The market for uncoated papers softened in the third quarter. As a result, the price of uncoated papers is no longer negatively impacting operating margins of our Envelope segment.

CONSOLIDATED RESULTS OF OPERATIONS

    In August 2002, we acquired the in-house printing and fullfillment operations of American Express Company. The acquisition has been accounted for as a purchase transaction, which impacts comparability of our financial statements because the results of these operations are included in the consolidated results from the date acquired. Where appropriate, we have noted the impact of this acquisition in the following discussions of our results.

    The tables and discussions of sales and operating income that follow present reported amounts as well as "ongoing" amounts. Ongoing sales exclude sales of the filing products division of our Envelope segment that was sold in August 2002 and the sales of certain digital graphics operations of our Commercial Printing segment that were held for sale at December 2002 and sold in March 2003. Ongoing operating income excludes the operating income of the operations sold and restructuring and other charges incurred in 2002 and during 2003. Since our planned dispositions are now complete and we have completed our restructuring programs, we believe that this analysis provides the most meaningful basis for an understanding of our results during the third quarter and nine months ended September 30, 2003.

    Demand for many of our products, especially printed advertising and direct mail promotions, remain depressed, and the market for traditional business forms continues to decline. This has led to overcapacity in our industry and significant competitive pricing pressures. We do not expect internal growth or increases in margins, especially in the Envelope segment, until the markets we serve, particularly advertising and direct mail, recover.

    In October 2003, Congress instituted a federal "Do Not Call" program, which our industry believes will increase demand for printed advertising and direct mail as our customers shift promotional spending from telemarketing to direct mail to reach their prospective customers. The Federal Trade Commission continues to operate the registry despite litigation brought to challenge its legality on regulatory and constitutional grounds. In addition, our restructuring and other cost reduction initiatives have enabled us to mitigate the impact of the downturn in our markets and position us to benefit from improvements in our markets when they occur. In 2003, we began a "Total Customer Solutions" initiative to align the capabilities of our three operating segments to better service the needs of customers who purchase a variety of the products and services we provide. We also initiated "Mobilization", a comprehensive program to actively involve all of our employees in improving service, quality, efficiency and innovation. We believe all of these factors, both external and internal, have improved our business during 2003 and will continue to do so in the fourth quarter, in 2004 and beyond.

NET SALES

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30                      SEPTEMBER 30
                                             -----------------------         ---------------------------
                                               2003           2002              2003             2002
                                             --------       --------         ----------       ----------
                                                                   (IN THOUSANDS)
Ongoing................................      $412,218       $418,974         $1,244,491       $1,240,131
     Filing products division..........            --          6,330                 --           42,340
     Digital graphics operations.......            --          3,416              2,872           10,698
                                             --------       --------         ----------       ----------
Reported...............................      $412,218       $428,720         $1,247,363       $1,293,169
                                             ========       ========         ==========       ==========

    Reported sales in the third quarter of 2003 were $16.5 million, or 3.8%, lower than in the third quarter of 2002 and during the nine months ended September 30, 2003 were $45.8 million, or 3.5%, lower than during the comparable period of 2002. Excluding the sales of the filing products division sold in August 2002 and sales of the digital graphics operations that were sold in March 2003, sales of our ongoing operations decreased $6.8 million, or 1.6%, in the third quarter of 2003 and increased $4.4 million, or 0.4%, during the nine months ended September 30, 2003 from the comparable periods of 2002. Significant factors influencing the ongoing sales of our business segments during the three and nine months ended September 30, 2003 were as follows:

    * Envelope sales were $9.4 million lower in the third quarter of 2003 compared to the third quarter of 2002. On a year to date basis, Envelope sales were $19.6 million lower than the comparable period of 2002. Approximately 60% of this revenue decline in the third quarter was due to a decline in units shipped and the remaining 40% was due to lower average selling prices. On a year to date basis volume made up 52% of the decline and lower average selling prices accounted for 48%. We believe that overcapacity in this industry has lead to significant price competition. A portion of our volume decline is the result of our not reducing prices sufficiently to retain certain low margin business.

    * Sales of the Commercial Printing segment were $3.8 million higher in the third quarter of 2003 and $28.4 million higher during the nine months ended September 30, 2003 than the comparable periods of 2002. These increases were primarily due to the acquisition completed in August 2002, which contributed sales of $14.9 million during the third quarter and $45.0 million on a year to date basis, partially offset by the sales lost as a result of the closure of our printing facility in New York City in the third quarter of 2002.

    * Sales of Printed Office Products decreased $1.2 million in the third quarter of 2003 and $4.4 million on a year to date basis from the comparable periods of 2002 primarily due to lower sales of multi-ply traditional business forms and lower average selling prices due to competitive pricing pressures.

RESTRUCTURING EXPENSES

    As mentioned, we have completed most of the restructuring programs initiated in June 2001 and continued during 2002 and into 2003. In 2003, we have incurred expenses related to these restructuring programs that could not be accrued and are the result of the continuation of actions to rationalize and realign capacity. We continually evaluate opportunities to improve our operations and anticipate additional restructuring charges in the fourth quarter of approximately $1.0 million.

    Restructuring expenses recorded during the nine months ended September 30, 2003 were $1.2 million, all of which related to restructuring programs initiated prior to 2003.

                                                                                     PRINTED
                                                     COMMERCIAL                       OFFICE
                                                      PRINTING        ENVELOPE       PRODUCTS       TOTAL
                                                     ----------       --------       --------       ------
                                                                        (IN THOUSANDS)
Employee separation and related expenses.......        $  750          $  62          $ (79)        $  733
Equipment moves................................           943             --             --            943
Other exit costs...............................            92           (500)           (56)          (464)
                                                       ------          -----          -----         ------
    Total......................................        $1,785          $(438)         $(135)        $1,212
                                                       ======          =====          =====         ======

    COMMERCIAL PRINTING. In the fourth quarter of 2002, Commercial Printing announced the closure of its web printing operation in Indianapolis and the redeployment of the two web presses and related equipment to St. Louis and Baltimore. A substantial portion of the cost to dismantle, move and reinstall this equipment has been incurred during 2003.

    The other restructuring charges incurred in 2003 relate primarily to plans initiated in the fourth quarter of 2002 to right size our printing plants in the Northwest.

    ENVELOPE. Envelope was able to sub-lease a facility idled as a result of its consolidation program sooner than estimated when the liability under the lease contract was established. Accordingly, $0.5 million of the reserve recorded for this lease was reversed.

    PRINTED OFFICE PRODUCTS. In the fourth quarter of 2002, Printed Office Products closed its business forms plant in Clearwater, Florida and consolidated its production in plants located in Fairhope, Alabama and Marshall, Texas. The employee separation and related expenses and other exit costs paid as a result of this consolidation were less than originally estimated.

OPERATING INCOME (LOSS)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                   ----------------------         ----------------------
                                                    2003           2002            2003           2002
                                                   -------       --------         -------       --------
                                                                      (IN THOUSANDS)
Ongoing......................................      $22,099       $ 22,719         $57,970       $ 47,293
    Assets held for sale.....................           --            717             167          4,761
    Restructuring, impairments and other
      charges................................          (76)       (39,408)         (1,212)       (98,949)
                                                   -------       --------         -------       --------
Reported.....................................      $22,023       $(15,972)        $56,925       $(46,895)
                                                   =======       ========         =======       ========

    Reported operating income in the third quarter of 2003 was $22.0 million, a $38.0 million improvement over the loss reported in the third quarter of 2002. For the nine months ended September 30, 2003 operating income was $56.9 million, a $103.8 million improvement over the loss reported for the comparable period of 2002. Excluding the operating income of the filing products division and digital graphics operations that have been sold and restructuring, impairments and other charges, ongoing operating income decreased $0.6 million in the third quarter of 2003 and increased $10.7 million on a year to date basis over operating income in the comparable periods of 2002.

    * Ongoing operating income of our Envelope segment for the third quarter was $3.0 million lower than the third quarter of 2002 and on a year to date basis was $7.0 million below results in 2002. This decline in operating income was due primarily to lower sales volume and lower average selling prices.

    * Commercial Printing's ongoing operating income improved $4.0 million in the third quarter of 2003 and $19.4 on a year to date basis from the comparable periods of 2002. The improvement in operating income was attributed primarily to the results of the acquisition completed in August 2002, the closure of our unprofitable printing operation in New York City, and savings that have resulted from the restructuring and other actions taken during 2002.

    * The ongoing operating income of Printed Office Products for the third quarter of 2003 was $1.1 million lower than the third quarter of 2002 and on a year to date basis was $2.4 million lower than 2002. This decline in operating income reflects the impact of lower sales partially offset by savings from the plant consolidations during 2002.

    * Expenses associated with corporate services were higher in the third quarter of 2003 and lower on a year to date basis. The increase in the third quarter is primarily due to higher spending on employee safety and training programs. On a year to date basis corporate expenses are lower due to a reduction in workers' compensation expense offset by lower supplier rebates and higher spending on the employee safety and training programs.

    * In 2002, we recorded a charge of $4.4 million to cover the estimated cost of workers' compensation claims based on estimates provided by our insurance actuary. This charge is reflected in the ongoing results for the nine months ended September 30, 2002. In the third quarter of 2003, our actuaries revised their estimate of the cost of workers' compensation claims incurred prior to 2003 by $1.5 million. This charge has been included in the ongoing results for the third quarter.

INTEREST EXPENSE

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30                  SEPTEMBER 30
                                                    ---------------------         ---------------------
                                                     2003          2002            2003          2002
                                                    -------       -------         -------       -------
                                                                      (IN THOUSANDS)
Total interest expense........................      $17,831       $18,675         $54,163       $58,123
Less: Allocated to discontinued operations....           --            --              --        (5,570)
                                                    -------       -------         -------       -------
Reported interest expense.....................      $17,831       $18,675         $54,163       $52,553
                                                    =======       =======         =======       =======

    Interest expense incurred during the third quarter of 2003 reflects our average outstanding debt during the quarter of $777.7 million and a weighted average interest rate of 8.44% compared to the average outstanding debt of $856.1 million during the third quarter of 2002 and a weighted average interest rate of 8.23%. Interest expense incurred during the nine months ended September 30, 2003 reflects average outstanding debt of $797.6 million and a weighted average interest rate of 8.38% compared to the average outstanding debt of $915.4 million during the comparable period of 2002 and a weighted average interest rate of 7.72%. The average outstanding debt has decreased year over year due primarily to the application of the proceeds from our divestitures to the repayment of debt. Our weighted average interest increased in 2003 as a result of the issuance of $350 million of 9 5/8% senior notes on March 13, 2002 the proceeds of which were used primarily to repay bank debt that accrued interest at a lower variable rate, and in November 2002, our 5% convertible subordinated notes were redeemed. In addition, total interest expense has been reduced in 2003 from amounts recorded in 2002 as a result of the write-off of the deferred financing costs associated with the bank credit facility that was refinanced in June 2002.

    Reported interest expense for the nine months ended September 30, 2003 was higher than in the nine months ended September 30, 2002 due to the allocation of interest expense to discontinued operations in 2002. In 2002, a portion of our interest expense was allocated to discontinued operations based on the net assets of the discontinued operations relative to the net assets of the Company as required by generally accepted accounting principles. The net asset amounts used to allocate interest expense exceeded the actual net proceeds received from the dispositions of the discontinued operations.

INCOME TAXES

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30                 SEPTEMBER 30
                                                      ---------------------         -------------------
                                                       2003          2002           2003         2002
                                                      ------       --------         ----       --------
                                                                   (DOLLARS IN THOUSANDS)
Income tax expense (benefit)....................      $1,446       $(14,218)        $679       $(27,684)
Effective tax rate..............................          40%            39%          40%            27%

    The effective tax rate for 2003 is estimated to be 40%. The effective tax rate for 2002 was lower than 2003 primarily due to the estimated pre-tax loss in 2002 that increased the impact of nondeductible permanent differences on the overall effective rate.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND INCOME (LOSS) PER
SHARE--DILUTED

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                     ---------------------         ---------------------
                                                      2003          2002            2003          2002
                                                     ------       --------         ------       --------
                                                                   (DOLLARS IN THOUSANDS)
Income (loss) from continuing operations.......      $2,172       $(22,149)        $1,020       $(73,825)
Income (loss) from continuing operations per
  share--diluted...............................      $ 0.04       $  (0.46)        $ 0.02       $  (1.55)

    Income from continuing operations in the third quarter of 2003 was $24.3 million more than the loss recorded in the third quarter of 2002, and for the nine months ended September 30, 2003, income from continuing operations was a $74.8 million improvement over the loss reported during the nine months ended September 30, 2002. The improvement in income from continuing operations is due to the acquisition completed in August 2002, the closure of our unprofitable operation in New York City, improved operating performance, lower overhead, and significantly lower restructuring and other charges. Interest expense was higher during the nine months ended September 30, 2003 than during the comparable period of 2002. In addition, the $16.5 million loss on the early extinguishment of debt recorded as an extraordinary item in the nine months ended September 30, 2002 was reclassified as a loss from continuing operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

LOSS (GAIN) ON DISPOSAL OF DISCONTINUED OPERATIONS

    The gain on disposal of discontinued operations as of September 30, 2003 reflects an adjustment made prior to the third quarter to the tax impact of the disposition of our prime label business, which was sold in May 2002.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

    We adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("Interpretation 46") effective January 1, 2003. The implementation of Interpretation 46 required the Company to consolidate a trust that is leasing equipment to the Company under an operating lease. The effect of this consolidation was to increase net property, plant and equipment by $18.1 million and total debt by $18.5 million on January 1, 2003. The cumulative effect of this change in accounting principle recorded on January 1, 2003 was an after-tax charge of $0.3 million at the time of adoption.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE--DILUTED

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                    ---------------------         ----------------------
                                                     2003          2002            2003          2002
                                                    ------       --------         ------       ---------
                                                                   (DOLLARS IN THOUSANDS)
Net income (loss).............................      $2,172       $(27,953)        $2,617       $(199,531)
Net income (loss) per share--diluted..........      $ 0.04       $  (0.59)        $ 0.05       $   (4.19)

    The net income and net income per share in the third quarter of 2003 and on a year to date basis reflect the improvement in income from continuing operations in 2003 over the losses from continuing operations recorded in 2002, the gain recorded on the disposal of discontinued operations and the cumulative effect of a change in accounting principle recorded upon the adoption of Interpretation 46.

    The net loss and net loss per share reported in the third quarter of 2002 and for the nine months ended September 30, 2002 reflected the loss from continuing operations, losses of $5.8 million and $14.0 million for the three and nine months ended September 30, 2002, respectively, on disposal of discontinued operations and the $111.7 million goodwill impairment charge recorded as a cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

BUSINESS SEGMENTS

ENVELOPE

  SALES

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                -----------------------         -----------------------
                                                  2003           2002             2003           2002
                                                --------       --------         --------       --------
                                                                    (IN THOUSANDS)
Ongoing...................................      $167,608       $177,022         $517,510       $537,155
    Filing products division..............            --          6,330               --         42,340
                                                --------       --------         --------       --------
Reported..................................      $167,608       $183,352         $517,510       $579,495
                                                ========       ========         ========       ========

  OPERATING INCOME

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                    ---------------------         ----------------------
                                                     2003          2002            2003           2002
                                                    -------       -------         -------       --------
                                                                       (IN THOUSANDS)
Ongoing.......................................      $15,579       $18,625         $47,492       $ 54,509
    Filing products division..................           --           166              --          2,706
    Restructuring expenses....................          458        (8,376)            438        (27,935)
                                                    -------       -------         -------       --------
Reported......................................      $16,037       $10,415         $47,930       $ 29,280
                                                    =======       =======         =======       ========

    Reported sales of the Envelope segment were $167.6 million in the third quarter of 2003, $15.7 million below sales in the third quarter of 2002. Excluding sales of the filing products division, which was sold in August 2002, the sales decline was $9.4 million, or 5.3%.

    * Domestic sales of our direct mail and transactional envelopes were down approximately $6.5 million, or 7.2%, in the third quarter. Approximately 60% of this decline was related to volume and 40% related to lower pricing. The decline in volume is due to lower demand by our customers for transactional envelopes, lower sales to direct mail customers and volume lost due to competitive pricing. Our average selling price has decreased approximately 2% due to competitive pricing pressures and lower sales of higher value added products. Many of the price concessions we have made have been in connection with long-term contracts we have with certain customers.

    * Sales into the resale segment of the market were down approximately $3.4 million, or 8.8%, due primarily to lower volume. Units sold were down approximately 7.8%.

    * Sales of our high strength specialty envelopes were down approximately $2.2 million due to the planned reductions of certain low margin business.

    * Sales in Canada were $2.7 million higher in the third quarter, however, excluding the favorable impact of foreign currency, sales in Canada declined approximately $1.4 million, or 4.3%, due primarily to lower volume.

    Reported operating income of the Envelope segment in the third quarter of 2003 was $16.0 million, $5.6 million higher than the third quarter of 2002. Excluding the operating income of the filing products division and restructuring expenses, operating income was $3.0 million lower than the third quarter of 2002.

    * Lower sales reduced operating income by approximately $2.5 million. Productivity gains and reductions in cost of materials were not sufficient to offset the impact of lower volume.

    * Fixed expenses increased approximately $1.2 million primarily due to the relocation of our Sacramento facility and higher employee benefit expenses.

    * Operating income was increased $0.7 million by the strength of the Canadian dollar during the third quarter.

    Reported sales were $517.5 million for the nine months ended September 30, 2003, $62.0 million below sales during the comparable period of 2002. Excluding sales of the filing products division, the sales decline was $19.6 million, or 3.7%.

    * Domestic sales of our direct mail and transactional envelopes decreased approximately $18.1 million, or 6.7%. Lower volume contributed to 52% of this decline and lower average selling prices contributed the remaining 48%.

    * Sales into the resale segment of the market decreased approximately $4.8 million. Lower volume during the nine months ended September 30, 2003 contributed to 77% of this sales decline.

    * Sales of our high strength specialty envelopes were down approximately $3.7 million due to the planned reductions of certain low margin business.

    * Sales in Canada increased $7.0 million, however, excluding the favorable effect of foreign currency, sales declined $2.6 million. Approximately 60% of this decline was due to lower average selling prices of products sold.

    Reported operating income was $47.9 million for the nine months ended September 30, 2003, $18.6 million higher than the comparable period of 2002. Excluding operating income of the filing products division and restructuring expenses, operating income was $47.5 million, $7.0 million lower than during the first nine months of 2002.

    * Lower volume and lower average selling prices for products sold have reduced profits $8.3 million.

    * Fixed expenses have increased $0.7 million. Higher manufacturing overhead was partially offset by lower administrative expenses.

    * The favorable effect of the strength of the Canadian dollar on operating income has been $2.0 million.

COMMERCIAL PRINTING

  SALES

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                -----------------------         -----------------------
                                                  2003           2002             2003           2002
                                                --------       --------         --------       --------
                                                                    (IN THOUSANDS)
Ongoing...................................      $195,090       $191,243         $576,818       $548,442
    Digital graphics operations...........            --          3,416            2,872         10,698
                                                --------       --------         --------       --------
Reported..................................      $195,090       $194,659         $579,690       $559,140
                                                ========       ========         ========       ========

  OPERATING INCOME

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                     --------------------         ----------------------
                                                      2003         2002            2003           2002
                                                     ------       -------         -------       --------
                                                                       (IN THOUSANDS)
Ongoing........................................      $7,013       $ 2,982         $12,848       $ (6,592)
    Digital graphics operations................          --            75             167            141
    Restructuring expenses.....................        (474)       (8,643)         (1,785)       (11,098)
                                                     ------       -------         -------       --------
Reported.......................................      $6,539       $(5,586)        $11,230       $(17,549)
                                                     ======       =======         =======       ========

    Reported sales of the Commercial Printing segment were $195.1 million in the third quarter of 2003, $0.4 million higher than sales in the third quarter of 2002. Excluding sales of the digital graphics operations sold in March 2003, the sales increase was $3.8 million, or 2.0%.

    * Sales of our high impact printing to national and regional customers were $58.9 million, $3.9 million lower than the third quarter of 2002. This decline was a combination of the loss of volume and lower prices. Demand for high impact printing continued to be weak in the third quarter.

    * Sales to our local commercial printing customers were $136.2 million, $7.7 million more than the third quarter of 2002. Excluding sales of an acquisition completed in August 2002 and sales of the operation in New York City closed in 2002, sales to our local commercial printing customers were $127.5 million, approximately $2.6 million higher than the third quarter of 2002. Most of this sales increase occurred in our operations in the East and the Southwest.

    Reported operating income of the Commercial Printing segment in the third quarter of 2003 was $6.5 million, an improvement of $12.1 million over the loss reported in the third quarter of 2002. Excluding the operating income of the digital graphics operations and restructuring expenses, operating income was $7.0 million, an improvement of $4.0 million over the third quarter of 2002. The improvement in ongoing operating income can be attributed to the results of the acquisition completed in August 2002 and the closure of our unprofitable operation in New York City. In addition, productivity improvements and reductions in materials costs mitigated most of the impact of lower sales to our national and regional customers. Manufacturing overhead was $1.7 million lower and administrative expenses were $1.0 million lower in the third quarter of 2003 primarily due to restructuring and other actions taken in 2002.

    Reported sales of the Commercial Printing segment were $579.7 million during the nine months ended September 30, 2003, $20.5 million higher than sales during the comparable period of 2002. Excluding sales of the digital graphics operations, the sales increase was $28.4 million, or 5.2%.

    * Sales of our high impact printing to our national and regional customers were $162.0 million, $6.1 million lower than during the first nine months of 2002. The market for high impact printing has been extremely competitive in 2003 due to continued weak demand. This has resulted in lower volume and lower prices during the nine months ended September 30, 2003 compared to 2002.

    * Sales to our local commercial printing customers were $414.8 million, $34.5 million more than the comparable period of 2002. Excluding sales of the acquisition completed in August 2002 and sales of the operation closed in 2002, sales to our local commercial printing customers were $379.9 million, $6.8 million higher than the same period of 2002. Sales in most of the local markets we serve have improved during nine months ended September 30, 2003 compared to 2002.

    Reported operating income of the Commercial Printing segment for the nine months ended September 30, 2003 was $11.2 million, an improvement of $28.8 million over the loss reported in the comparable period of 2002. Excluding the operating income of the digital graphics operations and restructuring expenses, operating income was $12.8 million, an improvement of $19.4 million. The improvement in ongoing operating income can be attributed to the acquisition and the closure of the unprofitable operation in New York City. Profitability on sales improved $2.1 million due to reduced costs of materials and significant increases in productivity. In addition, we have reduced manufacturing overhead by $3.8 million and selling and administrative expenses by $4.6 million as a result of the restructuring and other actions taken in 2002.

PRINTED OFFICE PRODUCTS

  SALES

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30                   SEPTEMBER 30
                                                  ---------------------         -----------------------
                                                   2003          2002             2003           2002
                                                  -------       -------         --------       --------
                                                                     (IN THOUSANDS)
Reported....................................      $49,520       $50,709         $150,163       $154,534
                                                  =======       =======         ========       ========

  OPERATING INCOME

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                      -------------------         ---------------------
                                                       2003         2002           2003          2002
                                                      ------       ------         -------       -------
                                                                       (IN THOUSANDS)
Ongoing.........................................      $4,056       $5,168         $12,483       $14,890
    Restructuring expenses......................         (60)        (303)            135        (1,350)
                                                      ------       ------         -------       -------
Reported........................................      $3,996       $4,865         $12,618       $13,540
                                                      ======       ======         =======       =======

    Sales of Printed Office Products were $1.2 million lower in the third quarter of 2003 and $4.4 million lower in the nine months ended September 30, 2003 than the comparable periods of 2002. Sales of multi-ply traditional business forms have declined in 2003. We believe that the declines we have experienced in sales of these products are consistent with declines in the industry. In addition, we have had to reduce the prices of our specialty mailer products in order to meet the pricing of competitors. Sales of our label products in 2003 have been comparable to sales of these products in 2002.

    Reported operating income of Printed Office Products in the third quarter was $4.0 million, $0.9 million lower than the third quarter of 2002. Excluding restructuring expenses, operating income was $1.1 million lower than the third quarter of 2002. This decline was due to the decline in sales volume, lower sales margins and higher employee benefit expenses.

    Reported operating income for the nine months ended September 30, 2003 was $0.9 million lower than the comparable period of 2003. Excluding restructuring expenses, operating income was $2.4 million lower. The decline in ongoing operating income was due to the decline in sales volume, lower sales margins and higher employee benefit expenses partially offset by reductions in fixed manufacturing costs and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2003, our outstanding debt was $761.3 million, $2.6 million lower than at December 31, 2002. At September 30, 2003, our revolving loan balance was $17.2 million lower than at December 31, 2002. Our outstanding debt at September 30, 2003 includes $17.4 million of debt held by a variable interest entity that was consolidated on January 1, 2003 in accordance with Interpretation 46.

    Our operations generated cash flow of $33.6 million as of September 30, 2003 compared to $7.7 million generated during the same period of 2002. Capital expenditures were $19.7 million during the nine months ended September 30, 2003 compared to capital expenditures of $26.9 million during the same period of 2002.

    The $3.9 million of net proceeds received from the sale of the digital graphics operations in March 2003 were applied to our revolving bank debt.

    The following table summarizes our cash payment obligations as of September 30, 2003 by year:

                                                                         TOTAL CASH
                             LONG-TERM DEBT       OPERATING LEASES       OBLIGATIONS
                             --------------       ----------------       -----------
Year 1.....................     $  2,733              $ 32,229             $ 34,962
Year 2.....................       87,198                28,074              115,272
Year 3.....................        2,354                23,477               25,831
Year 4.....................       13,888                18,452               32,340
Year 5.....................          947                11,821               12,768
Thereafter.................      654,227                18,856              673,083
                                --------              --------             --------
Total......................     $761,347              $132,909             $894,256
                                ========              ========             ========

    At September 30, 2003, we had outstanding letters of credit of approximately $23.1 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.9 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                                                          SENIOR
                                         SENIOR          SECURED
                        SENIOR        SUBORDINATED        CREDIT
RATING AGENCY            NOTES           NOTES           FACILITY       LAST UPDATE
-------------           -------       ------------       --------       ------------
Standard & Poor's.....    BB-              B               BB-            May 2003
Moody's...............    B1               B3              Ba3          October 2003

    The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital.

    We expect to be able to fund our operations, capital expenditures, debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior secured credit facility. At September 30, 2003, we had $113.0 million of unused credit available under this credit facility.

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

AVAILABLE INFORMATION

    Our Internet address is: www.mail-well.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls are web cast live via our website and presentations to securities analysts are posted on our website.

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

    This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or condition may vary materially from those expected. Some of the key factors that may have a direct bearing on our actual financial results, performance or condition are as follows:

    * Paper and other raw material costs

    * The degree and nature of competition

    * The ability to achieve productivity and cost savings goals

    * The success of certain strategic initiatives, including our "Total Customer Solutions" and "Mobilization" strategies

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor did we hedge interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts as of September 30, 2003.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At September 30, 2003, we had variable rate debt outstanding of $103.6 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which is $318.9 million, would increase our interest expense by $3.2 million and reduce our net income by approximately $1.9 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rate of the Canadian dollar.

ITEM 4.  CONTROLS AND PROCEDURES

    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

    There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                           DESCRIPTION
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

 10.6    Form of Mail-Well, Inc. Nonqualified Stock Option
         Agreement--incorporated by reference from Exhibit 10.23 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

 31.1* Certification of Periodic Report by Paul V. Reilly, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2* Certification of Periodic Report by Michel P. Salbaing, Senior Vice President--Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1** Certification of Periodic Report by Paul V. Reilly, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2** Certification of Periodic Report by Michel P. Salbaing, Senior Vice President--Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
 * Filed herewith.
** Furnished herewith.


(b) REPORTS ON FORM 8-K

    1. Current report filed under Item 5 on Form 8-K dated as of August 8, 2003 in connection with the script of the company's investor conference call held on May 6, 2003.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on October 31, 2003.

                                 MAIL-WELL, INC.

                                 By:           /s/ PAUL V. REILLY
                                    ------------------------------------------
                                     Paul V. Reilly, Chairman of the Board,
                                     President and Chief Executive Officer
                                         (Principal Executive Officer)


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