Form 10-K
period 2003-12-31
MAIL WELL INC
filed 2004-02-27
CIK 920321

==============================================================================
------------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                           ---------------------

                                 FORM 10-K

              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                         ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------   -----------------------------------------
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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 2004 was $101,753,845.

    As of February 24, 2003 the Registrant had 48,384,123 shares of Common Stock, $0.01 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant's Annual Meeting of Stockholders to be held on or about April 29, 2004.

------------------------------------------------------------------------------
==============================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
Item 1.      Business....................................................     1
             The Company.................................................     1
             Commercial..................................................     1
             Resale......................................................     1
             The Printing and Envelope Industries........................     1
             Our Products................................................     1
             Our Services................................................     2
             Marketing, Distribution and Customers.......................     3
             Printing and Manufacturing..................................     4
             Materials and Supply Arrangements...........................     4
             Patents, Trademarks and Brand Names.........................     5
             Competition.................................................     5
             Backlog.....................................................     5
             Employees...................................................     5
             Environmental...............................................     6
             Available Information.......................................     6
Item 2.      Properties..................................................     6
Item 3.      Legal Proceedings...........................................     6
Item 4.      Submission of Matters to a Vote of Security Holders.........     6

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................     7
Item 6.      Selected Financial Data.....................................     7
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     7
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................    26
Item 8.      Financial Statements and Supplementary Data.................    27
Item 9.      Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure..................................    70
Item 9A.     Controls and Procedures.....................................    70

                                    PART III

Item 10.     Directors and Executive Officers of Registrant..............    71
Item 11.     Executive Compensation......................................    74
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................    74
Item 13.     Certain Relationships and Related Transactions..............    75
Item 14.     Principal Accountant Fees and Services......................    75

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................    76

                    This page intentionally left blank

                                  PART I

ITEM 1.  BUSINESS

THE COMPANY

    We are one of North America's leading providers of printing and printing related products and value added services. We produce general commercial printing, high impact premium printing, custom and stock envelopes, printed business forms and labels. We believe we are the world's largest manufacturer of envelopes, the leading printer of envelopes in the United States and Canada, and the premier printer of high impact color printing in the United States and the largest US manufacture of business forms and labels sold through distributors. We operate 86 printing and manufacturing facilities and five distribution and fulfillment centers.

COMMERCIAL

    Our commercial business had sales of $1.3 billion in 2003. This business segment operates 66 manufacturing facilities and specializes in the printing of annual reports, car brochures, brand marketing collateral, financial communications, general commercial printing and the manufacture and printing of customized envelopes for billing and remittance and direct mail advertising. In addition, we operate five distribution and fulfillment centers and provide our customers with other value added services such as ecommerce.

RESALE

    Our resale business had sales of $399 million in 2003. This business segment operates 20 manufacturing facilities and produces business forms and labels, custom and stock envelopes and specialty packaging and mailers generally sold to third-party dealers such as print distributors, forms suppliers and office-products retail chains.

    Refer to Note 17 of our consolidated financial statements included elsewhere in this report for additional information concerning the operating and geographic segments.

OUR INDUSTRIES

    The printing industry is one of the largest and most fragmented industries in the United States with total estimated sales of $155.5 billion in 2002 generated by more than 45,000 companies, according to the Printing Industries of America, Inc. The printing industry includes general commercial printing, financial and legal printing, greeting cards, labels and wrappers, magazines, newspapers, books, other specialty and quick printing and related services such as prepress and finishing. We estimate that the market in which we primarily compete has total annual sales of approximately $52.2 billion serviced by over 20,000 printing businesses.

    Envelope printing and manufacturing combined constitutes a $4.1 billion market in North America according to the Envelope Manufacturer's
Association. Products in the envelope industry include customized envelopes for direct mail, transactional envelopes, non-custom envelopes for resale, and specialty envelopes and filing products.

    Printed office products constitutes an estimated $15 billion market, with the short-run indirect segment of the market in which we compete estimated at $3.4 billion.

OUR PRODUCTS

    Commercial Printing. We serve two primary commercial printing markets and the growing market for visual communications products and services other than print. Our general commercial printing markets are: (1) high end color printed materials, such as annual reports and car brochures, which are longer run premium products for major national and regional companies and (2) general commercial printing products such as advertising and promotional materials for local markets. Our printing products also include advertising literature, corporate identity materials, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail. We also offer our customers services such as design, fulfillment, ecommerce, inventory management and other enterprise solutions for companies seeking strategic partners for their branding and other communications priorities.

    Envelope. We serve two primary markets: (1) customized envelopes and packaging products, including Tyvek(R) mailers used by the US Postal Service, sold directly to end users or to independent distributors who sell to end users; and (2) envelopes and other products sold to wholesalers, paper merchants, printers, contract stationers, independent retailers and superstores. In the customized envelope market, we offer printed customized conventional envelopes for billing and remittance, direct mail marketers, catalog orders and other end-users, such as banks, brokerage firms and credit card companies. In the wholesale envelope market, we manufacture and print a broad line of stock and custom envelopes that are featured in national catalogs for the office products market or offered through office products retailers, including contract stationers.

    Printed Office Products. We print a diverse line of custom products for small and mid-size businesses including both traditional and specialty forms for use with desktop PCs and laser printers and pressure sensitive labels. Our printed office products include business documents, specialty documents produced through VersaSeal(R), Hi-Reply(TM) and Pro-card(TM) brands and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications. These products are generally sold through independent value-added resellers of office products.

OUR SERVICES

    We offer our customers a wide variety of related services to enhance the value of our printed products and assist them in using digital technologies to improve the effectiveness of their visual communications. Among our services are:

    Delivery systems. We offer a flexible "just-in-time" delivery program which allows customers to receive their products just prior to when they are needed.

    Digital archiving. We offer customers the option to store digitally rendered artwork on our file servers. The artwork can then be accessed and retrieved at any time for use by any authorized design or production group via high speed transmission links.

    Direct-to-Plate and Direct Imaging Technology. We have both direct-to-plate and direct imaging technologies, which eliminate several manual functions and material costs in the prepress stage. Both technologies support a completely digital workflow, providing a better printed product, faster turnaround and in the case of direct imaging, reduced inventory, capability to print-on-demand and lower distribution costs.

    E-commerce. We have the capability to provide to our customers a full range of e-commerce services to obtain estimates, do remote proofing, and order printing or other products through their web page. Included, at customer request, are a variety of reporting, marketing and service functions designed to increase on-line sales.

    Electronic Prepress. We offer a fully automated electronic prepress that allows the customer to submit artwork and other data in hardcopy or digitally either on disk, CD or via high speed transmission line. Hardcopy artwork is digitally scanned and mastered to create a file for use either in direct-to-plate or direct-to-press applications. We also provide traditional prepress services to customers who require graphics and artwork to be photographed, composed and incorporated into files for plate or direct-to-press applications.

    Fulfillment. Strategically located throughout the United States we have full-service fulfillment centers with online order assembly and bar coding. Many of these centers have digital presses to reduce the costs of inventory and obsolescence.

    Inventory management systems. Large national organizations with centralized purchasing and supply departments serving multiple locations use our inventory management services. Included in these services are reports on usage by inventory unit (SKU) and/or available warehouse supply and summary billing.

    E-Solutions.  We offer a full range of robust and dynamic
Internet-based print procurement, print management and print distribution solutions. We also work with leading service providers to improve the effectiveness and speed of internet-based processes for our customers.

    Warehousing Services. For customers who prefer to contract out the management of their printed product storage and distribution we have the expertise and space to store finished product and drop ship in bulk or ship on an "as needed" basis.

    Enterprise solutions. Large national organizations looking for integrated, managed supply chain solutions can avail themselves of flexible solutions that connect them to their internal departments and external customers and suppliers. We have the supply chain management processes, techniques, systems and resources to manage, produce and deliver their products from our facilities strategically located across the US.

MARKETING, DISTRIBUTION AND CUSTOMERS

    Because of the highly fragmented nature of the general commercial printing and envelope businesses, and the diversity in customer needs and preferences, we market most of our general commercial printing and envelopes locally and regionally. Given the project-oriented nature of these markets, sales to particular customers may vary significantly from year to year depending upon the number and size of their communications plans. Our customer supply agreements are typically on an order-by-order basis or for a specified period of time. The sales force is supported by a technical service team that provides customers with highly customized printing solutions. Most of our facilities have customer service representatives that work with the sales team and the customers to manage orders efficiently and effectively. In some cases, the customer service representatives have direct responsibility for accounts.

    Our marketing efforts for commercial printing differ between two broad product areas: high impact color products, such as auto brochures, annual reports and high-end catalogs, and general commercial work. We market high impact printing primarily on a regional basis, through sales representatives working out of sales offices across the United States. We utilize a team approach to customer service relationships that we believe is unique in the printing industry.

    We believe our commercial segment has one of the largest sales forces in the industry, with approximately 600 sales representatives as of December 31, 2003. Most of our commercial printing and envelope products are sold through sales representatives who work closely with customers from the initial concept through prepress, proofing and production. Because our sales representatives are our primary contacts with our customers, our goal is to attract, train and retain an experienced, qualified sales force in each of our businesses. Sales representatives typically are compensated by commission, which generally depends on order size and type, prepress work, reruns or rework and overall profitability of the job. For our growing list of enterprise customers we have account teams, some members of which are situated on the customer's premises.

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

    Our reorganization into two business segments supports our "Total Customer Solutions" initiative, through which we offer our customers a full spectrum of products and services from design through fulfillment including e-services, direct mail and digital printing capabilities. Our Total Customer

Solutions sales and service teams are organized to focus on vertical markets including travel and leisure, health services, financial services and technology and to offer customers in these markets customized solutions to their visual communications needs.

    In our resale segment, our products are marketed primarily under the "PrintXcel" brand through distributors who act as intermediaries between us and the end-users of its products. We also market our office products under the "Quality Park" brand to office products retailers. The resale segment sells most of its products through five major channels; independent solution providers, outsource for "direct" solution providers, commercial printers, ad specialty dealers and quick printers. Our resale segment sells its products primarily through catalogs, telemarketing and the Internet to over 20,000 value-added resellers who distribute our products to end-users.

    We coordinate sales efforts among geographic regions within our operating segments, and among the operating businesses themselves, in order to compete for national account business, enhance the internal dissemination of successful new product ideas, efficiently allocate our production equipment, share technical expertise and increase company-wide selling of specialty products manufactured at selected facilities.

    Our customer base totals approximately 40,000. The customers of our commercial segment include Fortune 500 companies, graphic designers and advertising agencies, regional and local businesses, insurance and finance companies, government agencies and not-for-profit organizations. The customers of our resale segment total over 20,000 office products distributors and office products retail businesses as well as the U.S. Postal Service. None of our customers accounted for more than 4% of revenue in 2003.

PRINTING AND MANUFACTURING

    Our commercial segment operates 66 manufacturing facilities throughout the US and Canada. Our 36 commercial printing plants combine advanced prepress technology with high-quality web and sheet-fed lithographic presses, digital presses and extensive binding and finishing operations. Our 30 envelope plants produce envelopes from either flat sheets or rolls of paper. The paper is folded into an envelope, which is glued at the seams and on the flap, and then printed as required. Web machines are typically used for larger runs with multiple colors and numerous features. Die cut machines, which require a preliminary step to provide die cut envelope blanks from paper sheets, are used primarily for smaller orders typically including customized value-added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements. Many of our commercial facilities operate seven days a week, 24 hours a day to meet customer requirements.

    In our resale segement, we operate twenty facilities in the United States. We design and print business forms and labels and envelopes for a wide range of businesses. A majority of these products orders are delivered to us "camera ready," and we perform prepress and plate making functions and print on web presses. Ten of our resale facilities manufacture stock envelopes that are sold to office products retail chains.

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

COMPETITION

    Commercial printing is highly competitive and fragmented. We compete against a diminishing number of large, diversified and financially strong printing companies, as well as regional and local commercial printers, many of which are capable of competing with us in both volume and production quality. Although there are a significant number of buyers who are price sensitive, we also believe that customer service and high quality products are important competitive factors, especially to companies seeking enterprise solutions and high impact color products. We believe we provide premium quality and customer service while maintaining competitive prices through stringent cost control efforts. The main competitive factors in our markets are customer service, product quality, reliability, flexibility, technical capabilities and price. We believe we compete effectively in each of these areas.

    In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the Internet, interactive videodisks, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the US Postal Service and the Canada Post Corporation and (iii) the ability of our direct mail customers to include return materials in their mail-outs. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. We believe we compete effectively in each of these areas.

    In selling our printed business forms and labels products,we compete with other document printers with nationwide manufacturing locations and regional/local printers, which typically sell within a 100 to 300-mile radius of their plants. To a limited extent we compete with much larger direct selling forms manufacturers. We compete mainly on the breadth of our product offerings and close customer relationships.

BACKLOG

    At December 31, 2003 and 2002, the backlog of customer orders to be produced or shipped in the next 120 days was approximately $113.0 million and $98.8 million, respectively.

EMPLOYEES

    We employed approximately 10,000 people as of December 31, 2003, and approximately 1,800 of our employees at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

    We are committed to employee development and increased organizational effectiveness. We operate Mail-Well University, our an in-house training program, which provides courses in process improvement, quality control, supervisory and management skills and increasing employee empowerment. Complementing our in-house initiatives, Mail-Well contracts leading industry experts to provide skill-building courses to our sales representatives and managers.

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

AVAILABLE INFORMATION

    Our Internet address is: www.mail-well.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls are web cast live via our website and presentations to securities analysts are included on our website.

ITEM 2.  PROPERTIES

    We occupy 86 printing and manufacturing facilities in the United States and Canada and five print fulfillment and distribution centers, of which 38 are owned and 53 are leased. In addition to on-site storage at these facilities, we store products in 19 warehouses, of which four are owned, and we lease 21 sales offices. We also lease 47,153 square feet of office space in Englewood, Colorado for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MWL." At February 19, 2004, there were approximately 451 shareholders of record and, as of that date, we estimate that there were more than 9,702 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the high and low sales prices for our common stock as reported by the NYSE.

                                                          HIGH         LOW
                                                          -----       -----
2003
First Quarter...........................................  $2.55       $1.85
Second Quarter..........................................  $3.13       $2.05
Third Quarter...........................................  $3.60       $2.76
Fourth Quarter..........................................  $4.61       $3.58

                                                          HIGH         LOW
                                                          -----        ---
2002
First Quarter...........................................  $6.28       $4.42
Second Quarter..........................................  $6.80       $5.02
Third Quarter...........................................  $5.14       $0.99
Fourth Quarter..........................................  $2.64       $1.03

    We have not paid a dividend on common stock since our incorporation and do not anticipate paying dividends in the foreseeable future because our senior secured credit facility, senior notes and senior subordinated notes limit our ability to pay common stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The summary of historical financial data presented below is derived from the historical audited financial statements of the Company. The financial data presented reflect the restatement of all historical data for discontinued operations and Statement of Financial Accounting Standards No.
145. The results of acquisitions accounted for under the purchase method have been included in the income statement data of the Company from their respective acquisition dates. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes included elsewhere herein.

                                                              YEAR ENDED DECEMBER 31
                                   -----------------------------------------------------------------------------
                                      2003            2002             2001             2000             1999
                                   ----------      ----------       ----------       ----------       ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................  $1,671,664      $1,728,705       $1,868,768       $2,044,350       $1,699,222
Income (loss) from continuing
  operations.....................       3,924         (73,488)         (45,213)          36,193           61,997
Income (loss) per diluted share
  from continuing operations.....        0.08           (1.54)           (0.95)            0.73             1.16
Total assets.....................   1,107,393       1,107,367        1,476,867        1,683,592        1,310,260
Total long-term debt, including
  current maturities.............     748,961         763,899          855,221          922,351          666,397

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

    We are one of North America's leading providers of printing, printing-related products and value added services to meet the visual communications needs of customers. Our mission is to produce products and provide services that help our customers deliver their messages more effectively. In October 2003, we reorganized Mail-Well into two business segments: commercial and resale. This reorganization aligns our structure with our principal strategic goals: to operate as one company; to provide our customers with one point of entry into Mail-Well; and to go to market with all of our products and services.

    The commercial segment combines our commercial printing plants and the custom portion of our envelope business into a single business that generally sells directly to national and local customers. The commercial segment consists of 66 manufacturing facilities and five distribution and fulfillment centers and specializes in the printing of annual reports, car brochures, brand marketing collateral, financial communications, general commercial printing and customized envelopes for billing and remittance and direct mail advertising.

    The resale segment combines all of our operations that sell to third-party dealers such as print distributors, forms suppliers and office-products retail chains. This business consists of 20 plants that produce a variety of products including business forms, business labels, custom and stock envelopes, specialty packaging and mailers.

    BUSINESS IMPROVEMENT INITIATIVES. Our reorganization was a continuation of the evolution of Mail-Well that began in June 2001 when we announced plans to divest certain businesses we had identified as non-strategic. In addition to these divestitures, we initiated a restructuring program to consolidate many of our manufacturing facilities to reduce excess capacity and improve our competitive position. We also initiated other programs to significantly improve operations, reduce costs and increase marketing effectiveness.

    In February 2002, we sold Curtis 1000, the distribution business included in our printed office products business. In May 2002, we sold Mail-Well Label, our prime label business. In August 2002, we sold our filing products division, and in March 2003, we sold certain of our digital graphics operations. Our divesture program is complete.

    We have substantially completed our other restructuring programs, which included the following:

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

    * The consolidation of the Denver, Colorado and Clearwater, Florida business forms manufacturing facilities into our plants in Girard, Kansas, Fairhope, Alabama and Marshall, Texas.

    * The restructuring of our debt.

    RAW MATERIALS. Paper is our most significant raw material. We purchase approximately 470,000 tons of paper annually to meet our production requirements. Historical changes in paper pricing generally have not affected the margins of our commercial printing products because we have been able to pass on paper price increases to our customers. Paper pricing has, however, impacted the margins of our envelope products. When paper prices are rising, operating margins on our envelope products tend to be lower because we generally are not able to increase our prices as quickly as paper prices increase. Prices of coated papers, which are used principally in commercial printing, increased approximately 3% in 2000, decreased approximately 8% in 2001 and remained flat in 2002 and 2003. Prices of uncoated papers, which are the principal grades of paper used to manufacture envelopes, increased 10% in the fourth quarter of 2002. The cost of uncoated papers had declined approximately 10% during 2001 after a year of stable prices in 2000. Margins of our envelope products were negatively impacted by higher uncoated paper prices in the first half of 2003; however, the market for uncoated papers softened in the third quarter of 2003. As a result, the price of uncoated papers no longer negatively impacted operating margins of our envelope operations in the second half of 2003.

    In early 2004, we received notifications from several paper companies announcing a 10% increase in the price of uncoated paper. We believe the current market conditions do not support this price increase. However, if this price increase takes effect in 2004, the margins of our envelope products will be negatively impacted in 2004 to the extent we are unable to increase the prices of our envelope products.

    OUTLOOK. The economic slowdown that began in 2001 continued to adversely affect the sales and margins of our businesses in 2002 and 2003. Demand for many of our products, especially printed advertising and direct mail promotions, remained depressed at the end of 2003. The market for traditional business forms, which has been declining for several years, continues to decline. These market conditions have led to overcapacity in our industry and significant competitive pricing pressures. We do not expect internal growth or increases in margins until the markets we serve, particularly advertising and direct mail, recover. Our restructuring and other cost reduction initiatives have mitigated the impact of the downturn in our markets and we believe these actions have positioned us to benefit from improvements in our markets when they occur. In the meantime, we have continued to manage our costs and balance production with the needs of our customers.

    In October 2003, Congress instituted a federal "Do Not Call" program, which our industry believes will increase demand for printed advertising and direct mail as our customers shift promotional spending from telemarketing to direct mail to reach their prospective customers. The Federal Trade Commission continues to operate the registry despite litigation brought to challenge its legality on regulatory and constitutional grounds. If the challenge to the Do Not Call program is successful, our sales could be adversely affected.

    Our reorganization into two business segments supports our "Total Customer Solutions" initiative, through which we offer our customers a full spectrum of products and services from design through fulfillment including e-services, direct mail and digital printing capabilities. By offering the full breadth of our products and services as one company organized around the types of customers we serve, we believe we will be an easier company with which to do business. We believe this new structure will greatly improve our ability to deliver our quality products and services with the speed, reliability and efficiency that our customers demand. We also expect our customers to benefit as a result of a decrease in their total cost of procuring our products and services. Our Total Customer Solutions sales and service teams are organized to focus on vertical markets including travel and leisure, health services, financial services and technology and to offer customers in these markets customized solutions to their visual communications needs.

    In early 2003, we launched a major initiative we refer to as "Mobilization". Mobilization is a comprehensive program to actively involve all of our employees in improving service, quality, efficiency and innovation. We believe this initiative has improved teamwork, communication and accountability throughout our business and has resulted in many ideas which have improved operations, safety, customer service and reduced costs.

    We believe the national Do Not Call program and our Total Customer Solutions and Mobilization initiatives have had a positive impact on our business during 2003 and will continue to do so in the future.

CONSOLIDATED RESULTS OF OPERATIONS

    The financial statements for all periods presented have been restated as required by generally accepted accounting principles to report the results of our prime label and Curtis 1000 businesses as discontinued operations. In analyzing our year-over-year financial results, it is important to recognize the following items that have had a significant impact on the comparability of our results over the last several years.

    * In August 2002, we acquired the in-house printing and fulfillment operations of American Express Company. This acquisition has been accounted for as a purchase transaction and the results of this operation are included in our consolidated results from the date acquired.

    * Consolidated results also include the results of the filing products division sold in August 2002 and the digital graphics operations sold in March 2003 until the dates those operations were sold.

    * Consolidated results include significant restructuring and other expenses related to the execution of our strategic plans and other initiatives as well as other operating charges.

    * The results of our Canadian operations were positively impacted by the strength of the Canadian dollar during 2003.

    The impacts of these items are specifically noted when significant in the following discussions of our consolidated results and the results of our business segments.

NET SALES

                                                       YEAR ENDED DECEMBER 31
                                            --------------------------------------------
                                               2003             2002             2001
                                            ----------       ----------       ----------
                                                           (IN THOUSANDS)
Commercial..............................    $1,272,525       $1,268,367       $1,357,430
Resale..................................       399,139          460,338          511,338
                                            ----------       ----------       ----------
    Total net sales.....................    $1,671,664       $1,728,705       $1,868,768
                                            ==========       ==========       ==========

    Consolidated net sales decreased $57.0 million, or 3.3%, in 2003 compared to sales in 2002. Included in this sales decline was an $11.2 million decrease in sales from the digital graphics operations that we sold in March 2003. In addition, the filing products division that we sold in August 2002 had sales of $42.3 million in 2002 prior to its divestiture.

    * Sales of our commercial segment increased $4.2 million despite the sale of the digital graphics operations which resulted in a sales decline of $11.2 million. Sales of the in-house printing and fulfillment operations acquired in August 2002 were $38.8 million higher for the full year 2003 than in 2002. Sales of our Canadian operations increased approximately $16.7 million in 2003 due to the impact of foreign currency exchange rates. Sales of the commercial segment in 2003 were lower on a comparable basis than in 2002 due to lower sales volume and lower selling prices.

    * Sales of our resale segment declined $61.2 million in 2003 compared to 2002 due to the sale of the filing products division and a decline of $18.9 million primarily driven by lower sales volume of business forms to distributors of office products, lower sales volume to office-products retail chains and lower average selling prices.

    Consolidated net sales decreased $140.1 million, or 7.5%, in 2002 compared to sales in 2001. The explanation of this sales decline by segment is as follows:

    * Sales of our commercial segment declined $89.1 million, or 6.6%, in 2002. Approximately 50% of our commercial printing sales and 40% of our envelope sales are related to advertising and direct mail promotions. In response to the economic slowdown in 2002, many of our customers significantly reduced promotional spending which had a significant impact on the sales of our commercial segment.

    * Sales of our resale segment declined $51.0 million in 2002. Sales of the filing products division were $32.0 million lower in 2002 than in 2001 due to our divestiture of this division in August

      2002. In addition, sales of business forms to office products distributors and sales to office products retail chains declined approximately
      $19.0 million.

RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES

    We have responded to the impact of the current economic environment on our businesses by continuing to evaluate our operations for improvement opportunities. Because of the significant decline in sales experienced over the last several years by many of our operations, we have taken actions to consolidate facilities, optimize capacity and otherwise reduce costs. These actions have resulted in significant restructuring, impairment and other related charges. This process is ongoing due to continuing changes in our industry and markets, and we expect to take the actions we believe necessary to react to these changes. We anticipate additional restructuring charges in 2004.

2003 ACTIVITY

    In 2003, we substantially completed the restructuring programs described above under "Business Improvement Initiatives." We incurred expenses related to these programs in 2003 that could not be accrued and were the result of our continuing initiatives to optimize capacity. Restructuring expenses recorded during 2003 were $1.5 million. The following table and discussion present the details of these charges (in thousands):

                                                        COMMERCIAL       RESALE        TOTAL
                                                        ----------       ------       -------
Employee separation and related expenses............      $  815         $ 660        $ 1,475
Equipment moves.....................................       1,002            --          1,002
Other costs.........................................          94           (10)            84
Reversal of unused accruals.........................        (713)         (318)        (1,031)
                                                          ------         -----        -------
    Total restructuring charges.....................      $1,198         $ 332        $ 1,530
                                                          ======         =====        =======

    Continued efforts in 2003 to adjust the operations of both segments to reflect lower sales volumes, resulted in additional employee separation expenses of $1.5 million in 2003.

    COMMERCIAL. In the fourth quarter of 2002, we announced the closure of our web printing operation in Indianapolis and the redeployment of its two web presses and related equipment to St. Louis and Baltimore. A substantial portion of the cost to dismantle, move and reinstall this equipment was incurred during 2003.

    We were able to sub-lease a facility that was idled as a result of the consolidation of our envelope plant in the Northeast sooner than estimated when the liability under the lease contract was established. Accordingly, $0.5 million of the reserve recorded for this lease was reversed. In addition, we reversed the remaining expenses that had been accrued to cover the costs of maintaining a building that was sold in 2003.

    RESALE SEGMENT. In the fourth quarter of 2002, we closed our business forms plant in Clearwater, Florida and consolidated its production in plants located in Fairhope, Alabama and Marshall, Texas. The employee separation expenses and other costs incurred as a result of this consolidation were less than originally estimated.

2002 ACTIVITY

    Restructuring, impairment and other related charges recorded in 2002 were $74.6 million. The following table and discussion present the details of these charges (in thousands):

                                                          COMMERCIAL       RESALE       CORPORATE        TOTAL
                                                          ----------       ------       ---------       -------
Employee separation and related expenses............       $ 4,090         $1,404        $    --        $ 5,494
Employee training expenses..........................         6,647            396             --          7,043
Project management expenses.........................         8,101          1,145             --          9,246
Asset impairment charges, net.......................        12,178          1,650             --         13,828
Other costs.........................................         7,685          1,883             --          9,568
Reversal of unused accruals.........................          (500)            --             --           (500)
                                                           -------         ------        -------        -------
    Total restructuring costs.......................        38,201          6,478             --         44,679
Other charges.......................................         6,693            161         23,018         29,872
                                                           -------         ------        -------        -------
    Total restructuring and other charges...........       $44,894         $6,639        $23,018        $74,551
                                                           =======         ======        =======        =======

    COMMERCIAL. We completed the consolidation of our envelope manufacturing facilities in 2002. We began this consolidation in 2001 in order to reduce excess internal capacity and improve utilization of the equipment and resources at our other envelope plants in the United States and Canada. The costs incurred during 2002 related to this consolidation were as follows:

    * Employee training expenses of $6.6 million were incurred to train the employees hired at the plants that absorbed the production of the plants that were closed. The training programs for these employees were between three and nine months in duration.

    * We incurred project management expenses of $8.1 million which were primarily consulting fees and related expenses incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management.

    * Impairment charges of $8.9 million were recorded for property and equipment taken out of service or sold as a result of the plant consolidations, net of $5.9 million received from the sales of those assets.

    * Other costs of $3.0 million include the expenses incurred to dismantle, move and reinstall equipment, and the costs incurred to restore buildings to the condition required by lease agreements or to maintain them while they are held for sale.

    * In 2001, we accrued employee separation expenses to cover the 766 employees we expected would be affected over the course of the project to consolidate our envelope manufacturing facilities. At the completion of the project, 722 employees had been separated and we reduced the accrual by $0.5 million.

    We closed our commercial printing operation in New York City in September 2002. We recorded employee separation expenses of $1.0 million covering 80 employees, asset impairment charges of $1.0 million and lease commitment and other expenses of $2.2 million in connection with this plant closure.

    We moved a web press from our plant in Portland, Oregon to our plant in St. Louis and began the consolidation of our web printing operation in Indianapolis with our web plants in St. Louis and Baltimore. We recorded employee separation expenses of $0.3 million to cover the cost of 52 employees affected by these actions, impairment charges of $1.0 million on equipment taken out of service and $1.8 million to cover the expenses associated with terminating lease commitments and the costs incurred in 2002 to dismantle, move and reinstall equipment.

    Additionally, the commercial segment reduced the size of many of its operations during 2002 in response to the significant decline in sales. The costs associated with these actions included $2.8 million to cover the cost of the elimination of 331 jobs, impairment charges of $1.3 million for equipment taken out of service and $0.7 million for expenses associated with lease commitments and the cost incurred to dismantle, move and reinstall equipment.

    RESALE. During 2002, the documents division of our resale segment closed its business forms plant in Clearwater, Florida and its plant in Denver, Colorado which had been curtailed in 2001. The employee separation expenses covering 64 employees were $0.7 million. Impairment charges related to equipment taken out of service as a result of these closures totaled $0.6 million. Other expenses of $0.7 million primarily related to expenses incurred to maintain the two buildings held for sale.

    The resale segment completed the closure of its envelope operations in Hattiesburg, Mississippi. The costs in 2002 were $2.4 million, which were primarily additional impairment charges, consulting fees, the costs incurred to dismantle, move and reinstall equipment and expenses incurred to clean up the building.

    Additionally, the resale segment incurred $2.1 million in expenses to reduce the size of several of its other operations. Employee separation expenses incurred to cover the elimination of 193 jobs were $0.7 million, asset impairments were $0.5 million and training, project management and other costs were $0.9 million.

    OTHER CHARGES. Other charges include the following items:

    * In 2001, we initiated several programs to significantly improve operations and marketing effectiveness. These programs included the implementation of best practices, the standardization of costing and pricing systems in our commercial segment and the alignment of equipment and services to better serve our customers and markets. We used outside assistance in the implementation of these programs which cost $4.4 million in 2002.

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

    * We recorded an impairment charge of $1.8 million related to the write-down of idle equipment in our commercial business to net realizable value.

    * We incurred severance payments unrelated to the restructure plans of $1.1 million.

    * We incurred consulting fees of $0.7 million related to tax matters that arose as a result of our divestitures.

2001 ACTIVITY

    The restructuring, impairment and other related charges totaled $43.1 million in 2001. The following table and discussion present the details of these charges (in thousands):

                                                          COMMERCIAL       RESALE       CORPORATE        TOTAL
                                                          ----------       ------       ---------       -------
Employee separation and related expenses............       $ 7,276         $2,769        $   --         $10,045
Employee training expenses..........................         2,414            214            --           2,628
Project management expenses.........................         4,985            419            --           5,404
Asset impairment charges, net.......................         4,897          2,582            --           7,479
Other costs.........................................         7,524          1,655            --           9,179
Strategic assessment costs..........................            --             --         2,677           2,677
                                                           -------         ------        ------         -------
    Total restructuring costs.......................        27,096          7,639         2,677          37,412
Other charges.......................................         2,842             --         1,600           4,442
                                                           -------         ------        ------         -------
    Total restructuring and other charges...........       $29,938         $7,639        $4,277         $41,854
                                                           =======         ======        ======         =======

    COMMERCIAL. Our commercial segment announced the consolidation of eight envelope plants in 2001 and recorded employee separation expenses of $6.9 million covering 766 employees that were expected to be affected over the course of the consolidation project. In 2001, we incurred training costs of $2.4 million and project management fees of $5.0 million, and recorded impairment charges of $4.3 million on the equipment that was taken out of service and $5.5 million to cover lease termination costs, the costs of equipment moves and building clean-up expenses.

    We closed a printing plant in Philadelphia, Pennsylvania and consolidated two other printing operations in the Philadelphia area. We took these actions to improve our cost effectiveness and our competitive position in the Philadelphia market. The costs associated with the consolidation included employee separation expenses of $0.4 million covering the elimination of 25 jobs, impairment charges of $0.6 million on equipment taken out of service and other costs of $2.0 million to cover the lease termination costs and costs to dismantle, move and reinstall equipment.

    RESALE. Our resale segment began the closure of its envelope manufacturing facility in Mississippi. The cost recorded in 2001 was $6.5 million and included employee separation expenses of $1.6 million covering 142 employees, impairments on equipment taken out of service of $3.9 million and $1.0 million of training, project management and other costs.

    The documents division of our resale segment substantially curtailed its business forms plant in Denver, Colorado in 2001. The employee separation expenses of $0.6 million related to the elimination of 62 jobs. Other costs of $0.7 million were incurred to dismantle, move and reinstall equipment. Additionally, we reversed an impairment charge of $1.3 million taken in 2000 to write down a building to its estimated fair market value. This building was sold for more than its original carrying value.

    Our resale segment closed a warehouse and distribution center in Santa Fe Springs, California. The cost associated with this closure was $0.9 million which was primarily employee separation expenses covering 17 employees and lease termination costs.

    CORPORATE. In developing our strategic plan, we engaged outside advisors to research and evaluate our markets, survey our customers and assess existing strategies. In addition, we engaged financial advisors to evaluate options for improving our capital structure. The cost of these advisors was $2.7 million in 2001.

    OTHER CHARGES. Other charges include the following items:

    * The outside assistance used in the implementation of initiatives in our commercial segment to establish best practices, standardize our costing and pricing systems, and align equipment and services to better serve our customers and markets totaled $2.1 million in 2001.

    * We wrote off costs of $0.7 million incurred by our commercial segment for a human resource information system that was not implemented.

    * We wrote off a $1.6 million investment in a company that was developing a service, which would enable online collaborative design and management of a printing job.

OTHER SIGNIFICANT OPERATING EXPENSES

    The table below summarizes other significant charges we have recorded over the last three years related to the restructuring of our debt and the divestitures announced in June 2001.

                                                                       YEAR ENDED DECEMBER 31
                                                               --------------------------------------
                                                                 2003           2002           2001
                                                               --------       --------       --------
                                                                           (IN THOUSANDS)
Loss from the early extinguishment of debt...............      $     --       $ 16,463       $     --
Impairment loss (gain) on assets held for sale...........      $   (117)      $  6,436       $     --
Impairment on operations formerly held for sale..........      $     --       $ 12,842       $ 36,523
Settlement of litigation.................................      $  5,330       $     --       $  1,231

    LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT. In 2002, we wrote off the deferred financing fees of $16.5 million related to our bank credit facility that was refinanced in June 2002.

    IMPAIRMENT LOSS (GAIN) ON ASSETS HELD FOR SALE. In August 2002, we completed the sale of the filing products division of our resale segment, which had been held for sale since June 2001. The impairment loss on assets held for sale recorded in 2002 included a $6.1 million impairment in connection with this divestiture.

    The impairment loss on assets held for sale also includes a $0.3 million impairment charge related to the digital graphics assets of our commercial segment held for sale at December 31, 2002 and sold in March 2003. No additional impairment on these assets was required as a result of the sale.

    IMPAIRMENT ON OPERATIONS FORMERLY HELD FOR SALE. PrintXcel, part of our former printed office products segment, was held for sale at the end of 2001 and during the first half of 2002. In 2001, we reduced the carrying amount of the net assets of PrintXcel by $33.6 million to reflect its expected net realizable value. PrintXcel's net realizable value was based on estimated sales proceeds, net of expenses and a tax benefit of $11.5 million that would have resulted from the sale. This charge was reported as an impairment on operations formerly held for sale in 2001.

    Due to our decision in June 2002 not to sell PrintXcel, we reversed the tax benefit because it would not be realized and $1.1 million of expenses related to the sale that had been accrued but not incurred. The net amount of $10.4 million was reported as an impairment on operations formerly held for sale in 2002. PrintXcel is now an important part of our resale segment.

    In October 2002, we discontinued our efforts to sell one of our digital graphics operations. The impairment on operations formerly held for sale in 2001 and 2002 includes $2.9 million and $2.5 million, respectively, related to the digital graphics operation no longer held for sale.

    SETTLEMENT OF LITIGATION. In 2003, we accrued $5.3 million to cover the cost of settling a lawsuit after an unfavorable award was granted by a jury in Los Angeles County, California on February 20, 2004 to an ex-employee who had contested his termination.

OPERATING INCOME (LOSS)

                                                          YEAR ENDED DECEMBER 31
                                                  --------------------------------------
                                                    2003           2002           2001
                                                  --------       --------       --------
                                                              (IN THOUSANDS)
Commercial..................................      $ 60,816       $  3,076       $ 42,305
Resale......................................        45,711         44,317         44,588
Corporate...................................       (26,312)       (80,312)       (72,069)
                                                  --------       --------       --------
    Total operating income (loss)...........      $ 80,215       $(32,919)      $ 14,824
                                                  ========       ========       ========

    Consolidated operating income increased $113.1 million in 2003 compared to the loss recorded in 2002. This improvement in operating income was due to the following:

    * The operating income of the commercial segment improved $57.7 million in 2003. This improvement was due primarily to lower restructuring expenses of $43.7 million and a reduction in fixed costs of $11.4 million.

    * The operating income of the resale segment increased $1.4 million in 2003. This improvement was due primarily to lower restructuring expenses of $6.3 million and $3.0 million in reductions in fixed costs partially offset by the impact of lower sales volume and lower selling prices and the loss of the operating income of the filing products division that was sold in August 2002.

    * Corporate expenses were $54.0 million lower in 2003 due primarily to restructuring and other significant operating charges which were $53.5 million lower in 2003 than in 2002.

    Consolidated operating income decreased $47.7 million in 2002. This decrease in operating income was due to the following:

    * The operating income of the commercial segment declined $39.2 million in 2002. Restructuring expenses were $15.0 million higher and the impact on operating income of the sales decline was approximately $48.0 million. Reduced benefit expenses, lower fixed manufacturing and administrative expenses realized from our restructuring and other cost reductions programs totaled $22.5 million.

    * The operating income of the resale segment decreased $0.3 million in 2002. Operating income in 2002 included $2.8 million of operating income from the filing products division which was $5.3 million lower than the full year of 2001. In addition, restructuring expenses were $2.2 million lower in 2002, and fixed manufacturing costs and administrative expenses were reduced $7.1 million in 2002 as a result of our restructuring and other cost reduction initiatives. These reductions more than offset the impact on operating income of lower sales.

    * Corporate expenses were $8.2 million higher in 2002. Corporate expenses increased due to higher restructuring and other charges of $18.7 million, the $16.5 million loss on the early extinguishment of debt and the impairment charge of $6.4 million on assets held for sale. Also in 2002, we recorded a $4.4 million charge to cover the cost of workers' compensation claims estimated by our insurance actuary. The impairment charge of $12.8 million on operations formerly held for sale was $23.7 million lower than the charge recorded in 2001. Amortization expense was $14.8 million lower in 2002 than in 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which eliminated the amortization of goodwill.

INTEREST EXPENSE

                                                               YEAR ENDED DECEMBER 31
                                                        ------------------------------------
                                                         2003          2002           2001
                                                        -------       -------       --------
                                                                   (IN THOUSANDS)
Total interest expense............................      $71,891       $76,031       $ 78,891
Less: Allocated to discontinued operations........           --        (5,570)       (15,577)
                                                        -------       -------       --------
Reported interest expense.........................      $71,891       $70,461       $ 63,314
                                                        =======       =======       ========

    Total interest expense declined 5.4% in 2003 compared to 2002. In 2003, total interest expense reflects average outstanding debt of $792.7 million and a weighted average interest rate of 8.4% compared to the average outstanding debt of $890.6 million and a weighted average interest rate of 7.9% for 2002. The average outstanding debt decreased in 2003 primarily due to the application of the proceeds from our divestitures to the repayment of debt in 2002. Our weighted average interest rate increased in 2003 as a result of the issuance of $350 million of 9 5/8% senior notes in March 2002, the proceeds of which were used primarily to repay bank debt that accrued interest at a lower variable rate. In November 2002, we redeemed our 5% convertible subordinated notes. In addition, total interest expense in 2002 was higher as a result of the write-off of the deferred financing fees associated with the bank credit facility that was refinanced in June of that year.

    Total interest expense declined 3.6% in 2002 compared to 2001. In 2002, total interest expense reflects average outstanding debt of $890.6 million in 2002 compared to $978.8 million in 2001. The reduction in the outstanding debt in 2002 was due to the use of proceeds from our divestitures to repay debt. Our weighted average interest rate was 7.9% in 2002 compared to 7.3% in 2001. The increase in the weighted average interest rate was primarily due to the issuance of $350 million of 9 5/8% senior notes in March 2002, the proceeds of which were used to repay bank debt, which accrued interest at a lower variable rate, and redeem our 5% convertible notes.

    Reported interest expense excludes the allocation of interest expense to discontinued operations which was based on the net assets of those operations relative to the net assets of the Company. Reported interest expense in 2003 and 2002 was substantially higher than in 2001 because the net asset amounts used to allocate interest expense exceeded the actual net proceeds received from the dispositions of the discontinued operations.

INCOME TAXES

                                                         YEAR ENDED DECEMBER 31
                                                   -----------------------------------
                                                    2003          2002          2001
                                                   ------       --------       -------
                                                         (DOLLARS IN THOUSANDS)
Provision (benefit) for income taxes.........      $2,581       $(31,646)      $(5,200)
Effective tax rate...........................        39.7%          30.1%         10.3%

     The effective tax rate in 2003 was 39.7%. The effective tax rates for 2002 and 2001 were lower than 2003 primarily due to the pre-tax losses in 2002 and 2001 that increased the impact of nondeductible permanent differences on the overall effective rate.

LOSS FROM DISCONTINUED OPERATIONS

    The $1.5 million gain on disposal of discontinued operations for 2003 was primarily an adjustment made to the tax impact of the disposition of our prime label business, which was sold in May 2002. Further adjustments to the overall losses incurred on the disposals of Curtis 1000 and our prime label business are possible if expenses accrued in connection with the sales of these operations are different than those estimated or if there are further revisions to the tax impacts of these dispositions.

    The loss from discontinued operations for 2002 was $16.9 million, or $0.35 per share. The loss on discontinued operations reflects the proceeds received from our divestitures of Curtis 1000 and our prime label business, net of related selling expenses and tax benefits.

    The loss from discontinued operations for 2001 was $91.0 million, or $1.91 per share and included the following:

    * A write-down of our prime label business and Curtis 1000 to net realizable value in the amount of $88.0 million, net of a tax benefit of $35.4 million, based on estimated sales proceeds.

    * The actual and forecasted results of our prime label business and Curtis 1000 from the date of the announcement through the expected date of disposal, including an allocation of interest expense and income taxes.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

    We adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), effective January 1, 2003. The implementation of FIN 46 required us to consolidate a trust that is leasing equipment to us under an operating lease. The effect of this consolidation was to increase net property, plant and equipment by $18.1 million and total debt by $18.5 million on January 1, 2003. The cumulative effect of this change in accounting principle recorded January 1, 2003 was an after-tax charge of $0.3 million at the time of adoption.

    We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required an impairment test of the goodwill recorded for each of our operating segments as of that date. Our testing indicated an impairment of the goodwill recorded by the commercial printing operations in our commercial segment. This impairment was due to the significant decline in the performance of our commercial printing operations in 2001 and the impact of that decline on expected future cash flows. We estimated the fair value of our commercial printing operations by discounting the expected future cash flows and the use of market multiples. Using the estimated fair value of the business and the application of the other provisions of SFAS No. 142, we determined that $111.7 million of the goodwill associated with our commercial printing operations was impaired. This transitional impairment loss was reported as a cumulative effect of a change in accounting principle in 2002.

    Our annual impairment tests of goodwill as of December 1, 2003 and 2002 did not indicate any additional impairment.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE--DILUTED

                                                          YEAR ENDED DECEMBER 31
                                                  --------------------------------------
                                                   2003          2002            2001
                                                  ------       ---------       ---------
                                                          (DOLLARS IN THOUSANDS)
Net income (loss)...........................      $5,150       $(202,104)      $(136,217)
Net income (loss) per share--diluted........      $ 0.11       $   (4.24)      $   (2.86)

     The net income and net income per share in 2003 reflect the substantial improvement in operating results, the gain on disposal of discontinued operations and no impairment of our goodwill in 2003.

     The net loss and net loss per share in 2002 reflect the substantial loss from operations, the loss on the disposal of discontinued operations and the goodwill impairment charge recorded as a cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

BUSINESS SEGMENTS

COMMERCIAL

                                                   YEAR ENDED DECEMBER 31
                                        --------------------------------------------
                                           2003             2002             2001
                                        ----------       ----------       ----------
                                                   (DOLLARS IN THOUSANDS)
Sales.............................      $1,272,525       $1,268,367       $1,357,430
Operating income..................          60,816            3,076           42,305
Operating income margins..........             4.8%             0.2%             3.1%

     Sales of our commercial segment increased $4.2 million, or 0.3%, in 2003 compared to sales in 2002. The following factors influenced sales in 2003:

    * The increase in the sales due to the in-house printing and fulfillment operations acquired from American Express Company in August 2002 was $38.8 million in 2003.

    * The sales of our Canadian operations were $16.7 million higher in 2003 primarily due to the strength of the Canadian dollar. Sales of our Canadian operations in local currency were lower in 2003 than in 2002.

    * Sales of envelope products were approximately $27.4 million lower in 2003 than in 2002. A significant portion of this sales decline was due to lower average selling prices in 2003.

    * Sales to our local printing customers were $12.4 million higher which we believe reflects an improvement in demand in our local markets. Sales of our high impact printing were $13.1 million lower primarily due to work performed in 2002 that did not repeat in 2003.

    * Sales of our digital graphics operations that were sold in March 2003 were $11.2 million lower in 2003.

    * In September 2002, we closed our printing facility in New York City. Sales of this operation were $12.0 million in 2002.

    Sales declined $89.1 million, or 6.6%, in 2002 compared to sales in 2001. The following factors influenced sales in 2002:

    * Approximately 50% of our commercial printing sales and 40% of our custom envelope sales are related to advertising and direct mail promotions. Many of our customers significantly reduced promotional spending in 2002 in response to the economic slowdown. The impact on the sales of our printing operations serving local markets was approximately $21.1 million. Additionally, sales of envelopes decreased approximately $10.9 million as a result of less spending by our customers on direct mail promotions.

    * Sales of commercial printing in the Philadelphia market were approximately $24.0 million lower in 2002 than in 2001. This decline was due in part to the closure of one of our plants in Philadelphia in April 2001. Much of the work produced by this plant was marginal work which could not be produced profitably at any of our other facilities in the area. In October 2001, we consolidated our other two plants serving this market, and many of our customers did not move their printing to the new facility.

    * The average selling price of our custom envelope products fell approximately 2% in 2002 due to competitive pressures on the prices of many of our products and lower sales of higher value added products.

    * The sales of the in-house printing and fulfillment operations acquired in August 2002 were $11.9 million.

    * Sales at our printing plant in Indianapolis declined $9.4 million during 2002. In our efforts to improve the profitability of this plant, we lost some of our low margin business. We have since closed the web printing operation at the plant.

    * In February 2002, we exited the domestic photo envelope market. Sales of these envelopes were $5.4 million in 2001.

    * Sales at our plant in New York City declined $4.7 million in 2002. We ceased production at this plant in September 2002.

    The operating income of the commercial segment increased $57.7 million in 2003. Operating income in 2003 was impacted by the following:

    * Restructuring expenses and other charges incurred in 2003 were $1.2 million, $43.7 million lower than incurred in 2002.

    * The operating income of the printing and fulfillment operations we acquired in August 2002 and the impact of the strong Canadian dollar offset much of the impact of lower sales volume and lower selling prices in 2003.

    * Fixed manufacturing costs and administrative expenses were reduced $11.4 million primarily due to the closure of our web printing operation in Indianapolis and other cost control initiatives during 2003.

    * Results in 2002 included a $3.2 million loss incurred by our printing operation in New York City, which was closed in September 2002.

    Operating income of the commercial segment declined $39.2 million in 2002. Operating income in 2002 was impacted by the following:

    * Restructuring expenses and other charges incurred in 2002 were $44.9 million, $15.0 million higher than incurred in 2001.

    * The impact on operating income of the sales decline was approximately $48.0 million, of which approximately $18.6 million was related to lower average selling prices.

    * Fixed manufacturing costs and administrative expenses were reduced $22.5 million, primarily due to the consolidation of eight envelope facilities during 2001 and 2002, the closure and consolidation of our printing operations in Philadelphia and lower employee benefit expenses.

RESALE

                                              YEAR ENDED DECEMBER 31
                                      --------------------------------------
                                        2003           2002           2001
                                      --------       --------       --------
                                              (DOLLARS IN THOUSANDS)
Sales...........................      $399,139       $460,338       $511,338
Operating income................        45,711         44,317         44,588
Operating income margin.........          11.5%           9.6%           8.7%

    Sales of our resale segment declined $61.2 million, or 13.3%, in 2003 compared to sales in 2002. This decline in sales was due to the following:

    * Sales in 2002 included sales of $42.3 million from the filing products division that was sold in August 2002.

    * Approximately $6.4 million of the sales decline in 2003 was due to lower selling prices driven by competitive pricing pressures in the market.

    * Sales to our merchant and office products customers were $5.2 million lower in 2003 due to losses of certain customers and weak demand in the office products retail market.

    * Sales of our high strength mailing envelopes were $4.0 million lower due in part to planned reductions of certain low margin business.

    * Sales to our office products distribution customers were $3.2 million lower due primarily to lower sales of traditional business forms. Over the last few years demand for traditional business forms has declined as businesses have acquired laser printing capabilities. Sales of labels and envelopes to our distribution customers in 2003 were approximately the same as in 2002.

    Sales declined $51.0 million, or 10.0%, in 2002 compared to sales in 2001. This decline in sales was due to the following:

    * Sales of the filing products division were $32.0 million lower in 2002 than for the full year of 2001.

    * Sales to office products distribution customers declined $12.8 million due to lower sales of traditional business forms, lower sales of our label products to quick printers and lower sales of envelopes.

    * Sales to our merchant and office products customers declined approximately $6.3 million due to inventory reductions by many of our customers and planned reductions of certain low margin business.

    The operating income of the resale segment increased 3.1% to $45.7 million in 2003 from operating income of $44.3 million in 2002. Operating income in 2003 was impacted by the following factors:

    * Restructuring expenses and other charges in 2003 were $0.3 million, $6.3 million lower than in 2002.

    * The impact of lower sales volume and lower selling prices on operating income was approximately $5.2 million.

    * Fixed manufacturing and administrative expenses were reduced $3.0 million primarily due to the closure of our Clearwater, Florida business forms plant in 2002 and other cost control initiatives in 2003.

    * Operating income in 2002 included operating income of $2.8 million from the filing products division.

    Operating income declined slightly in 2002 to $44.3 million from operating income of $44.6 million in 2001. Operating income in 2002 was impacted by the following:

    * Restructuring expenses and other charges in 2002 were $2.2 million lower than in 2001.

    * The impact of lower sales volume and lower selling prices on operating income was approximately $4.3 million.

    * Fixed manufacturing and administrative expenses were reduced $7.1 million in 2002 primarily as a result of the curtailment of the business forms plant in Denver, the closure of the envelope operation in Hattiesburg, Mississippi and the closure of the warehouse and distribution center in Santa Fe Springs, California.

    * Operating income of the filing products division was $5.3 million lower in 2002 than the full year of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2003, our outstanding debt was $749.0 million, $14.9 million lower than at December 31, 2002. At December 31, 2003, our revolving loan balance was $28.6 million lower than at December 31, 2002. Our outstanding debt at December 31, 2003 included $17.0 million of debt held by a variable interest entity that was consolidated on January 1, 2003 in accordance with FIN 46.

    CASH PROVIDED BY OPERATIONS. Our operations generated cash flow of $59.5 million in 2003 compared with $23.0 million in 2002 and $170.9 million in 2001. The increase in operating cash flow in 2003 from the amount generated in 2002 was primarily due to earnings from continuing operations compared to the loss in 2002.

    INVESTING ACTIVITIES. Acquisition spending was $2.8 million in 2003, $2.6 million in 2002 and $3.8 million in 2001. In 2002, we purchased the in-house printing and fulfillment operations of American Express Company. The acquisition spending in 2003 also relates to this investment. In 2001, we purchased a small printing and fulfillment operation in Denver, Colorado.

    Capital expenditures were $31.6 million in 2003, $30.9 million in 2002 and $32.7 million in 2001. We anticipate capital expenditures in 2004 to be approximately $20.0 to $30.0 million.

    In March 2003, we received net proceeds of $3.9 million from the sale of the digital graphics operations. In 2002, we received net proceeds of $31.5 million from the sale of the filing products division, $67.0 million from the sale of the prime label business and $20.5 million from the sale of Curtis 1000.

    FINANCING ACTIVITIES. During 2002, we completed a significant restructuring of our outstanding debt. In March 2002, we sold $350 million of 9 5/8% senior notes due 2012. We used the net proceeds from this offering to repay $197.0 million of our bank term debt, $134.0 million of our revolving credit facility, and $9.2 million of other debt. The remaining $2.0 million of net proceeds from the offering were used for other working capital needs.

    In June 2002, we entered into a three-year $300 million senior secured credit facility with a syndicate of banks. The purpose of the new facility was to enable the refinancing of our existing bank term debt and secure financing for ongoing working capital needs and other general corporate purposes. Loans made under this facility are issued on a revolving basis and are subject to availability and a borrowing base. Loans bear interest at a base rate or LIBOR, plus a margin, and are secured by substantially all of our assets.

    On November 1, 2002, we redeemed the $139.1 million convertible subordinated notes due on that date.

    At December 31, 2003, we had outstanding letters of credit of approximately $25.1 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.9 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                           SENIOR                            SENIOR
                           SECURED           SENIOR       SUBORDINATED
REVIEW AGENCY          CREDIT FACILITY       NOTES            DEBT           LAST UPDATE
-------------          ---------------       ------       ------------       ------------
Standard & Poors.....        BB-              BB-              B               May 2003
Moody's..............        Ba3              B1               B3            January 2004

    The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital.

    On February 4, 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds of these notes will be used to purchase the $300 million of 8 3/4% senior subordinated notes due 2008. On February 3, 2004, we accepted tenders of $166.4 million of the 8 3/4% notes at a price of $1,045 for each $1,000 of principal amount together with accrued interest. The remaining outstanding notes were called for redemption at a price of $1,043.75 for each $1,000 of principal amount plus accrued interest to the redemption date. In the first quarter of 2004 we will record a loss of approximately $17.8 million on the early extinguishment of our 8 3/4% senior subordinated notes.

    CONTRACTUAL OBLIGATIONS. The following table aggregates material expected contractual obligations and commitments as of December 31, 2003, as adjusted for the new 7 7/8% senior subordinated notes sold on February 4, 2004 (in thousands):

                                                            OTHER
                         LONG-TERM       OPERATING        LONG-TERM         PURCHASE         TOTAL CASH
                           DEBT           LEASES         LIABILITIES       COMMITMENTS       OBLIGATIONS
                         ---------       ---------       -----------       -----------       -----------
2004...............      $  2,575        $ 31,057          $    --           $  720           $ 34,352
2005...............        75,834          26,308            3,521              420            106,083
2006...............         2,327          21,786            3,259               --             27,372
2007...............        13,532          16,301            2,220               --             32,053
2008...............       300,964          14,777            2,042               --            317,783
Thereafter.........       373,729          11,412           14,617               --            399,758
                         --------        --------          -------           ------           --------
Total..............      $768,961        $121,641          $25,659           $1,140           $917,401
                         ========        ========          =======           ======           ========

    EMPLOYMENT CONTRACTS. We have an employment contract with Paul Reilly, our CEO, providing for severance payments under certain circumstances. We have also entered into change of control agreements with certain other executives providing for severance payments in the event of a change of control.

    OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.

    We expect to be able to fund our operations, capital expenditures, debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior secured credit facility. The borrowing base certificate filed January 16, 2004, reflecting assets included in the December 31, 2003 consolidated balance sheet, reported $111.6 million of unused credit available under our senior secured credit facility.

SEASONALITY AND ENVIRONMENT

    Our commercial segment experiences seasonal variations. Revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October. As a result of these seasonal variations, some of our commercial printing operations are at or near capacity at certain times during these periods.

    In addition, several envelope market segments and certain segments of the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases.

    The mailer operations of our resale segment are at or near capacity at times during the fourth quarter.

    Seasonality is offset by the diversity of our other products and markets, which are not materially affected by seasonal conditions.

    Environmental matters have not had a material financial impact on our historical operations and are not expected to have a material impact in the future.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

    Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis, including those related to bad debts, property, plant and equipment, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and various other assumptions that are considered reasonable in view of relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ from our estimates.

    Critical accounting policies are defined as those policies that relate to estimates that require assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different estimates that reasonably could have been used.

    ALLOWANCES FOR LOSSES ON ACCOUNTS RECEIVABLE. We maintain a valuation allowance based upon the expected collectibility of accounts receivable. The allowance includes specific amounts for customer collection issues we have identified and an estimate of accounts that may become uncollectible based on the age of the receivables. Our accounts receivable allowance at December 31, 2003 was $4.0 million. In 2003, we wrote-off uncollectible accounts of $4.0 million to the reserve net of recoveries. In 2002, we wrote-off uncollectible accounts of $4.7 million net of recoveries. While credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

    GOODWILL. We evaluate the carrying value of our goodwill as of December 1 of each year, or if there are indications of impairment. Our evaluation is based on discounting the future cash flows of each of our business segments and comparisons to market multiples of other similar companies. In preparing projected future cash flows, we use our judgment in projecting the profitability of our segments, their growth in future years, the capital spending required, the working capital requirements and the selection of a discount rate. In our comparisons to market multiples of other similar companies, we use our judgment in the selection of the companies used in the analysis. While we believe there is no further impairment of our goodwill, if our estimates of future cash flows prove to be inaccurate, an impairment charge could be necessary in future years.

    IMPAIRMENT OF LONG-LIVED ASSETS. We periodically evaluate long-lived assets, including property, plant and equipment and other intangible assets whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then an impairment may exist. Estimating future cash flows requires judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge to future results.

    SELF-INSURANCE. We are self-insured for the majority of our workers' compensation costs and group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insured workers' compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is increased to reflect the estimated future development of the claims. Our liability for workers' compensation claims is the estimated total cost of the claims on a fully-developed basis. Our liability for workers' compensation claims at December 31, 2003 was $8.1 million. The actuarial estimate of the cost of claims incurred in 2003 was $3.6 million and $5.1 million in 2002. In addition, in 2002, we recorded a charge of $4.4 million to adjust our workers' compensation liability to a fully developed basis. In 2003, we recorded additional charges of $1.8 million due to negative development of old claims.

    Our self-insured healthcare liability is estimated based on our actual claims experience and multiplied by a lag factor. Our healthcare liability represents our estimate of claims that have been incurred but have not been reported. The liability at December 31, 2003 was $6.8 million. The lag factor used to estimate this liability was approximately 75 days.

    While we believe that our assumptions are appropriate, significant differences in our experience or a significant change in any of our assumptions could materially affect our workers' compensation costs and group health insurance costs.

    ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in the statement of operations. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded in the statement of operations.

    We must then assess the likelihood that our deferred tax assets support the use of the future deduction or credit. To the extent we believe that the use of the future tax asset is not likely, we must establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate, tax planning strategies and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we are unable to implement certain tax planning strategies or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could have a material negative impact on our statement of operations and our balance sheet.

    Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

    A company of our size is often under audit by various tax agencies in the jurisdictions in which we operate. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. We currently have no open audits for the years prior to 1997. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies.

NEW ACCOUNTING STANDARDS

    In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, did not have an impact on our financial condition or results of operations.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial condition or results of operations.

    In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions as of December 31, 2003.

    On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements. SAB No. 104 will not have an impact on our recognition of revenue.

FORWARD-LOOKING STATEMENTS

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, "believe," "expect," "intend," "appear," "estimate," "anticipate," "project," "will" and other similar expressions. All such statements which address operating performance, events or developments that we expect or anticipate will occur in the future and are not historical in nature. All forward-looking statements reflect our current views of Mail-Well with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. As and when made, we believe that these forward-looking statements are reasonable; however, these statements involve known and unknown risks, including, but not limited to:

    * General economic, business and labor conditions

    * The ability of the Company to implement its strategic initiatives

    * The ability to sustain profitability after substantial losses in 2002 and 2001

    * The ability to successfully identify, manage or integrate possible future acquisitions

    * Sales are not subject to long-term contracts

    * The industry is extremely competitive

    * The impact of the Internet and other electronic media on the demand for envelopes and printed material

    * Postage rates and other changes in the direct mail industry

    * Environmental laws may affect our business

    * The ability to retain key management personnel

    * Compliance with recently enacted and proposed changes in laws and regulations affecting public companies could be burdensome and expensive

    * Dependence on suppliers and the costs of paper and other raw materials

    * The ability of the company to meet customer demand for additional value-added products and services

    * Changes in interest rates and currency exchange rates of the Canadian dollar

    * The ability to manage operating expenses

    * The risk that a decline in business volume or profitability could result in a further impairment of goodwill

    * The ability to timely or adequately respond to technological changes in our industry

    * The ability to extend our current credit facility beyond 2005

    In view of such uncertainties, investors should not place undue reliance on any forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At December 31, 2003 and 2002, we had variable rate debt outstanding of $91.8 million and $103.8 million, respectively. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which was $318.5 million in 2003 and $301.8 million in 2002, would increase our interest expense by $3.2 million in 2003 and $3.0 million in 2002 and reduce our net income by approximately $1.9 million in 2003 and 2002.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Mail-Well, Inc.

    We have audited the accompanying consolidated balance sheets of Mail-Well, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules for each of the three years in the period ended December 31, 2003 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail-Well, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Denver, Colorado
February 4, 2004, except for Note 19,
  as to which the date is February 23, 2004

                               MAIL-WELL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                    (dollars in thousands)

                                                                          DECEMBER 31
                                                                  ---------------------------
                                                                     2003             2002
                                                                  ----------       ----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................      $      307       $    2,650
    Accounts receivable, net................................         223,541          219,924
    Inventories, net........................................          91,402          103,533
    Net assets held for sale................................              --            4,492
    Other current assets....................................          48,135           45,762
                                                                  ----------       ----------
        TOTAL CURRENT ASSETS................................         363,385          376,361

Property, plant and equipment, net..........................         388,240          379,624
Goodwill....................................................         299,392          290,361
Other intangible assets, net................................          19,687           18,586
Other assets, net...........................................          36,689           42,435
                                                                  ----------       ----------
    TOTAL ASSETS............................................      $1,107,393       $1,107,367
                                                                  ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................      $  140,468       $  151,930
    Accrued compensation and related liabilities............          53,209           53,292
    Other current liabilities...............................          64,360           63,386
    Current maturities of long-term debt....................           2,575            2,961
                                                                  ----------       ----------
        TOTAL CURRENT LIABILITIES...........................         260,612          271,569

Long-term debt..............................................         746,386          760,938
Deferred income taxes.......................................           6,717           10,336
Other liabilities...........................................          25,659           21,756
                                                                  ----------       ----------
    TOTAL LIABILITIES.......................................       1,039,374        1,064,599
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...............................              --               --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,380,457 and 48,337,031 shares issued
      and outstanding as of December 31, 2003 and 2002,
      respectively..........................................             484              483
    Paid-in capital.........................................         213,850          213,826
    Retained deficit........................................        (150,331)        (155,481)
    Deferred compensation...................................          (1,714)          (2,471)
    Accumulated other comprehensive income (loss)...........           5,730          (13,589)
                                                                  ----------       ----------
        TOTAL SHAREHOLDERS' EQUITY..........................          68,019           42,768
                                                                  ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $1,107,393       $1,107,367
                                                                  ==========       ==========

                       See notes to consolidated financial statements.

                                  MAIL-WELL, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except earnings per share amounts)

                                                                    YEAR ENDED DECEMBER 31
                                                         --------------------------------------------
                                                            2003             2002             2001
                                                         ----------       ----------       ----------
Net sales..........................................      $1,671,664       $1,728,705       $1,868,768
Cost of sales......................................       1,337,118        1,385,361        1,481,135
                                                         ----------       ----------       ----------
Gross profit.......................................         334,546          343,344          387,633
Operating expenses:
    Selling, general and administrative............         245,689          263,734          277,004
    Amortization of intangibles....................           1,899            2,237           16,197
    Loss from the early extinguishment of debt.....              --           16,463               --
    Impairment loss (gain) on assets held for
      sale.........................................            (117)           6,436               --
    Impairment on operations formerly held for
      sale.........................................              --           12,842           36,523
    Settlement of litigation.......................           5,330               --            1,231
    Restructuring, impairments and other charges...           1,530           74,551           41,854
                                                         ----------       ----------       ----------
Operating income (loss)............................          80,215          (32,919)          14,824
Other expense:
    Interest expense...............................          71,891           70,461           63,314
    Other..........................................           1,819            1,754            1,923
                                                         ----------       ----------       ----------
Income (loss) from continuing operations before
  income taxes and cumulative effect of a change in
  accounting principle.............................           6,505         (105,134)         (50,413)
Provision (benefit) for income taxes...............           2,581          (31,646)          (5,200)
                                                         ----------       ----------       ----------
Income (loss) from continuing operations before
  cumulative effect of a change in accounting
  principle........................................           3,924          (73,488)         (45,213)
Loss from discontinued operations..................              --               --           (2,982)
Gain (loss) on disposal of discontinued
  operations.......................................           1,548          (16,868)         (88,022)
Cumulative effect of a change in accounting
  principle........................................            (322)        (111,748)              --
                                                         ----------       ----------       ----------
Net income (loss)..................................      $    5,150       $ (202,104)      $ (136,217)
                                                         ==========       ==========       ==========
Earnings (loss) per share--basic and diluted:
    Continuing operations..........................      $     0.08       $    (1.54)      $    (0.95)
    Discontinued operations........................            0.04            (0.35)           (1.91)
    Cumulative effect of a change in accounting
      principle....................................           (0.01)           (2.35)              --
                                                         ----------       ----------       ----------
    Earnings (loss) per share--basic and diluted...      $     0.11       $    (4.24)      $    (2.86)
                                                         ==========       ==========       ==========
    Weighted average shares--basic.................          47,687           47,665           47,562
    Weighted average shares--diluted...............          48,315           47,665           47,562


                           See notes to consolidated financial statements.

                                       MAIL-WELL, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------------
                                                                     2003              2002             2001
                                                                  -----------       -----------       ---------
Cash flows from operating activities:
  Income (loss) from continuing operations..................      $     3,924       $   (73,488)      $ (45,213)
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating
     activities:
       Depreciation.........................................           46,069            47,818          47,199
       Amortization.........................................            5,883             7,635          22,203
       Loss from the early extinguishment of debt...........               --            16,463              --
       Noncash portion of restructuring, impairment and
          other charges.....................................               --            42,282          47,596
       Loss on assets held for sale.........................               --             6,436              --
       Deferred income tax expense (benefit)................          (10,854)          (27,726)          5,063
       Loss on disposal of assets...........................            1,221               346           1,241
       Other noncash expenses, net..........................              435                91             958
  Changes in operating assets and liabilities, excluding the effects of acquired businesses:
       Accounts receivable..................................            3,414            12,756          57,135
       Inventories..........................................           14,647             8,906          20,160
       Accounts payable and accrued compensation............          (15,417)          (11,036)         24,942
       Income taxes payable.................................           12,212             4,193          (5,824)
       Other working capital changes........................           (1,952)           (7,130)         (3,359)
       Other, net...........................................             (123)           (4,575)         (1,166)
                                                                  -----------       -----------       ---------
        Net cash provided by operating activities...........           59,459            22,971         170,935
Cash flows from investing activities:
      Acquisitions, net of cash acquired....................           (2,800)           (2,610)         (3,838)
      Capital expenditures..................................          (31,602)          (30,896)        (32,742)
      Proceeds from divestitures, net.......................            3,864           122,330              --
      Proceeds from sales of property, plant and
        equipment...........................................              682            11,995           3,782
      Purchase of investment................................               --                --            (100)
                                                                  -----------       -----------       ---------
        Net cash provided by (used in) investing
          activities........................................          (29,856)          100,819         (32,898)
Cash flows from financing activities:
      Decrease in accounts receivable financing facility....               --                --         (75,000)
      Proceeds from exercise of stock options...............               75                18             413
      Proceeds from issuance of long-term debt..............        1,915,452         1,635,102         634,404
      Repayments of long-term debt..........................       (1,948,299)       (1,726,718)       (699,522)
      Capitalized loan fees.................................             (484)          (18,624)         (4,439)
                                                                  -----------       -----------       ---------
        Net cash used in financing activities...............          (33,256)         (110,222)       (144,144)
Effect of exchange rate changes on cash and cash
 equivalents................................................            1,310              (985)            (73)
Cash flows provided by (used in) discontinued operations....               --           (10,827)          6,612
                                                                  -----------       -----------       ---------
        Net increase (decrease) in cash and cash
          equivalents.......................................           (2,343)            1,756             432
Cash and cash equivalents at beginning of year..............            2,650               894             462
                                                                  -----------       -----------       ---------
Cash and cash equivalents at end of year....................      $       307       $     2,650       $     894
                                                                  ===========       ===========       =========

                                See notes to consolidated financial statements.

                                              MAIL-WELL, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (in thousands)

                                                                                                ACCUMULATED
                                                                    RETAINED                       OTHER           TOTAL
                                                COMMON   PAID-IN    EARNINGS      DEFERRED     COMPREHENSIVE   SHAREHOLDERS'
                                                STOCK    CAPITAL    (DEFICIT)   COMPENSATION   INCOME (LOSS)      EQUITY
                                                ------   --------   ---------   ------------   -------------   -------------
BALANCE AT DECEMBER 31, 2000..................   $474    $210,067   $ 182,840     $    --        $ (7,528)       $ 385,853
Comprehensive income (loss):
  Net loss....................................                       (136,217)                                    (136,217)
  Other comprehensive income (loss):
    Pension liability adjustment, net of tax
     benefit of $581..........................                                                       (928)            (928)
    Currency translation adjustment...........                                                     (8,467)          (8,467)
    Unrealized loss on investments, net of tax
     of $119..................................                                                        915              915
                                                                                                                 ---------
      Other comprehensive loss................                                                                      (8,480)
                                                                                                                 ---------
        Total comprehensive loss..............                                                                    (144,697)
Exercise of stock options.....................      2         411                                                      413
Issuance of restricted shares.................      7       3,679                  (3,686)                              --
Amortization of deferred compensation.........                                        327                              327
Other.........................................                (19)                                                     (19)
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2001..................    483     214,138      46,623      (3,359)        (16,008)         241,877
Comprehensive income (loss):
Net loss......................................                       (202,104)                                    (202,104)
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $744............................                                                     (1,190)          (1,190)
  Currency translation adjustment.............                                                      3,609            3,609
                                                                                                                 ---------
    Other comprehensive income................                                                                       2,419
                                                                                                                 ---------
      Total comprehensive loss................                                                                    (199,685)
Cancellation of restricted shares.............     (1)       (451)                    452                               --
Issuance of restricted shares.................      1         121                    (122)                              --
Exercise of stock options.....................                 18                                                       18
Amortization of deferred compensation.........                                        558                              558
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2002..................    483     213,826    (155,481)     (2,471)        (13,589)          42,768
Comprehensive income (loss):
Net income....................................                          5,150                                        5,150
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $1,996..........................                                                     (3,188)          (3,188)
  Currency translation adjustment.............                                                     22,507           22,507
                                                                                                                 ---------
    Other comprehensive income................                                                                      19,319
                                                                                                                 ---------
      Total comprehensive loss................                                                                      24,469
Cancellation of restricted shares.............     (1)       (199)                    102                              (98)
Issuance of restricted shares.................      1         149                    (150)                              --
Exercise of stock options.....................      1          74                                                       75
Amortization of deferred compensation.........                                        805                              805
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2003..................   $484    $213,850   $(150,331)    $(1,714)       $  5,730        $  68,019
                                                 ====    ========   =========     =======        ========        =========

                                     See notes to consolidated financial statements.

                     MAIL-WELL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. Mail-Well, Inc. and subsidiaries (collectively, the "Company") are engaged in commercial printing, the printing and manufacturing of envelopes and the printing and manufacturing of business forms and labels. The Company, headquartered in Englewood, Colorado, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol "MWL".

    The consolidated financial statements include the accounts of Mail-Well, Inc. and its wholly-owned subsidiaries. In October 2003, the Company reorganized into two business segments: commercial and resale. Prior to this reorganization, the Company was organized into three business segments based on product lines: commercial printing, envelope and printed office products. Refer to Note 17 for disclosures related to the Company's operating segments. All significant intercompany accounts and transactions have been eliminated and all amounts and disclosures reflect the Company's continuing operations and the Company's new segment reporting.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, establishing the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization, tax assets and liabilities, self-insurance accruals and other contingencies. Actual results could differ from those estimates.

    REVENUE RECOGNITION. Revenue is recognized at the time product is shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed, and collectibility of the related receivable is reasonably assured.

    FREIGHT COSTS. The costs of delivering finished goods to the Company's customers are recorded as freight costs and included in cost of sales. Any freight costs billed to and paid by a customer are included in net sales.

    ADVERTISING COSTS. All advertising costs are expensed as incurred. Advertising costs were $5.7 million, $6.0 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on deposit and investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

    ACCOUNTS RECEIVABLE. Trade accounts receivable are recorded at the invoiced amount. The Company maintains a valuation allowance based upon the expected collectibility of accounts receivable. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is remote. Allowances for losses on accounts receivable of $4.0 million and $4.7 million have been applied as reductions of accounts receivable at December 31, 2003 and 2002, respectively.

    INVENTORIES. Inventories are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Cost includes materials, labor and overhead. The Company estimates reserves for unsaleable inventory based on management's judgment of future realization.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures that increase the capacity, efficiency

                     MAIL-WELL, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

or useful lives of existing assets are capitalized. The recoverability of property, plant and equipment is periodically reviewed by management based on current and anticipated conditions.

    Depreciation is calculated using the straight-line method based on the estimated useful lives of 15 to 45 years for buildings and improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures.

    COMPUTER SOFTWARE. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Net computer software costs included in property, plant and equipment were $8.7 million and $7.5 million at December 31, 2003 and 2002, respectively.

    DEBT ISSUANCE COSTS. Direct expenses such as legal, accounting and underwriting fees incurred to issue debt, are reported in the consolidated balance sheets as other assets. These deferred financing fees, which were $15.6 million and $18.9 million at December 31, 2003 and 2002, respectively, net of accumulated amortization, are amortized over the term of the related debt as interest expense. Interest expense includes $4.0 million, $5.4 million and $6.0 million of amortized deferred financing fees for the years ended December 31, 2003, 2002 and 2001, respectively.

    GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill was amortized on a straight-line basis over 40 years prior to 2002. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized to earnings, but instead is reviewed annually to determine if there is an impairment, or more frequently, if an indication of possible impairment exits. The Company performed its impairment assessments in the fourth quarters of 2003 and 2002 and concluded that there was no impairment of goodwill other than the transitional impairment recognized upon the adoption of SFAS No. 142. Refer to Note 2 for disclosures related to the adoption of SFAS No. 142.

    Other intangible assets primarily arise from the purchase price allocations of businesses acquired and are based on independent appraisals or internal estimates and are amortized on a straight-line basis over appropriate periods.

    LONG-LIVED ASSETS. Long-lived assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated future undiscounted cash flows generated by their use. Impaired assets are written down to their estimated fair market value. Assets to be disposed of are reported at the lower of the carrying value or the fair market value less costs to sell.

    SELF-INSURANCE. The Company is self-insured for the majority of its workers' compensation costs and group health insurance costs, subject to specific retention levels. The Company records its liability for workers' compensation claims on a developed basis. The Company's liability for health insurance claims includes an estimate for claims incurred but not reported.

    FOREIGN CURRENCY TRANSLATION. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at year-end exchange rates. The effects of translation are included as a component of other comprehensive income. Income and expense items are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in income when realized.

                     MAIL-WELL, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    STOCK-BASED COMPENSATION. Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock.

    If the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's reported and pro forma net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                                           DECEMBER 31
                                                              --------------------------------------
                                                               2003          2002            2001
                                                              ------       ---------       ---------
     Net income (loss):
          As reported.....................................    $5,150       $(202,104)      $(136,217)
          Pro forma.......................................    $1,950       $(205,747)      $(140,587)
     Earnings (loss) per share--basic and diluted:
          As reported.....................................    $ 0.11       $   (4.24)      $   (2.86)
          Pro forma.......................................    $ 0.04       $   (4.32)      $   (2.96)

     The effect on reported net income (loss), earnings (loss) per share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options in future years. Refer to Note 13 for the assumptions used to compute the pro forma amounts.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

    NEW ACCOUNTING PRONOUNCEMENTS. The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on January 1, 2003. The provisions of SFAS No. 145 required the reclassification of the loss from the early extinguishment of debt that was recorded as an extraordinary item in 2002 into income from continuing operations and the restatement of the consolidated statement of operations for the year ended December 31, 2002.

    The table below is a reconciliation of loss per share for the year ended December 31, 2002 as originally reported and the loss per share as restated.

                                                     DECEMBER 31, 2002
                                                       AS ORIGINALLY     IMPACT OF   DECEMBER 31, 2002
                                                         REPORTED        SFAS 145        RESTATED
                                                     -----------------   ---------   -----------------
Loss per share--basic and diluted:
    Continuing operations..........................       $(1.33)         $(0.21)         $(1.54)
    Discontinued operations........................        (0.35)             --           (0.35)
    Extraordinary items............................        (0.21)           0.21              --
    Cumulative effect of a change in accounting
      principle....................................        (2.35)             --           (2.35)
                                                          ------          ------          ------
    Loss per share.................................       $(4.24)         $   --          $(4.24)
                                                          ======          ======          ======

    In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative

                     MAIL-WELL, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, did not have an impact on the Company's financial condition or results of operations.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial condition or results of operations.

    In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company adopted the revised disclosure provisions as of December 31, 2003.

    On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements. The adoption of SAB No. 104 did not have an impact on the Company's recognition of revenue.

2. CHANGES IN ACCOUNTING PRINCIPLES

    FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN 46") issued in January 2003 introduced a new consolidation model, the variable interest model, which determines control and whether an entity is to be consolidated based on potential variability in gains and losses of the entity. Variable interests are contractual, ownership or other interests in an entity that expose its holders to the risks and rewards of the variable interest entity ("VIE"). Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE's assets.

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

    The Company is the primary beneficiary of this Trust, a VIE, and is therefore required by FIN 46 to consolidate the Trust in its financial statements. The Company adopted FIN 46 effective January 1, 2003 and consolidated equipment valued at $18.1 million, net of accumulated depreciation, and debt of

                     MAIL-WELL, INC. AND SUBSIDIARIES

2. CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

$18.5 million and recorded a charge of $0.3 million, net of tax, as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2003.

    The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer required to be amortized. Goodwill and intangible assets that have indefinite useful lives, however, must be tested annually for impairment.

    In the year of its adoption, SFAS No. 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS No. 142 required a separate impairment evaluation of each of the Company's reporting units, which the Company determined to be the same as its operating segments. To perform the first step, the fair value of each reporting unit was estimated by discounting the expected future cash flows and using market multiples of comparable companies. The fair value of each reporting unit was compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by the Company's commercial printing operations.

    Since the first step indicated an impairment of the goodwill of the commercial printing operations, SFAS No. 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of this goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the fair value of the combined assets and liabilities of the commercial printing operations as if these operations had been acquired and the fair value was the purchase price. The excess "purchase price" over the amounts assigned to the assets and liabilities was the implied value of goodwill. The carrying amount of the goodwill exceeded the implied value by $111.7 million, which was recorded as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. The impairment loss on the goodwill recorded by the commercial printing operations (formerly the commercial printing segment) was due to the significant decline in the performance of these operations in 2001 and the impact of that decline on expected future cash flows.

    The following table summarizes the Company's income (loss) from continuing operations before cumulative effect of a change in accounting principle and earnings (loss) per share had the provisions of SFAS No. 142 been in effect on January 1, 2001 (in thousands, except per share amounts):

                                                                       YEAR ENDED DECEMBER 31
                                                                ------------------------------------
                                                                 2003          2002           2001
                                                                ------       --------       --------
Reported income (loss) from continuing operations before
  cumulative effect of a change in accounting principle...      $3,924       $(73,488)      $(45,213)
Goodwill amortization, net of tax of $1.9 million in
  2001....................................................          --             --         12,923
                                                                ------       --------       --------
    Adjusted income (loss) from continuing operations
      before cumulative effect of a change in accounting
      principle...........................................      $3,924       $(73,488)      $(32,290)
                                                                ======       ========       ========
Diluted earnings (loss) per share--as reported............      $ 0.08       $  (1.54)      $  (0.95)
Diluted earnings (loss) per share--as adjusted............      $ 0.08       $  (1.54)      $  (0.68)

                     MAIL-WELL, INC. AND SUBSIDIARIES

2. CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

    The following table summarizes the Company's net income (loss) and earnings (loss) per share had the provisions of SFAS No. 142 been in effect on January 1, 2001 (in thousands, except per share amounts):

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                               2003          2002            2001
                                                              ------       ---------       ---------
Reported net income (loss)..............................      $5,150       $(202,104)      $(136,217)
Goodwill amortization, net of tax of $1.9 million in
  2001..................................................          --              --          12,923
                                                              ------       ---------       ---------
    Adjusted net income (loss)..........................      $5,150       $(202,104)      $(123,294)
                                                              ======       =========       =========
Diluted earnings (loss) per share--as reported..........      $ 0.11       $   (4.24)      $   (2.86)
Diluted earnings (loss) per share--as adjusted..........      $ 0.11       $   (4.24)      $   (2.59)

3. ACQUISITIONS

    In August 2002, the Company acquired the in-house printing and fulfillment operations of American Express Company, located in Minneapolis, Minnesota, for $1.3 million with additional consideration of up to $17.0 million payable if annual revenues during each year of the five-year period commencing on January 1, 2003 total a specified amount. The Company paid additional consideration of $2.8 million in 2003. All additional consideration paid will be recorded as an identified intangible. This acquisition has been accounted for as a purchase; accordingly, its assets and liabilities have been recorded at estimated fair value with the excess of the purchase price over the estimated fair value recorded as goodwill. The consolidated financial statements reflect the operations of the acquired business since August 2002. The total amount of goodwill related to this acquisition at December 31, 2003 was $0.8 million. Sales included in the years ended December 31, 2003 and 2002 were $64.5 million and $11.9 million, respectively.

    In January 2001, the Company acquired Communigraphics, Inc., a commercial printing and fulfillment operation in Denver, Colorado for $3.8 million. This acquisition was also recorded as a purchase.

4. DISCONTINUED OPERATIONS

    In June 2001, the Company announced plans to sell its prime label and printed office products operating segments. The printed office products segment was comprised of two separate businesses, Curtis 1000 and PrintXcel. In June 2002, the Company decided that it would not sell PrintXcel. The prime label segment and Curtis 1000 have been segregated from continuing operations and reported as discontinued operations for all periods presented. On February 22, 2002, the Company sold the stock of Curtis 1000 for $40.0 million, including the assumption of debt. On May 21, 2002, the Company sold the prime label operating segment for $75.0 million.

    The loss on disposal of discontinued operations for the year ended December 31, 2001 of $88.0 million included adjustments to record the prime label segment and Curtis 1000 at net realizable value. These adjustments were based on estimated sales proceeds, estimates of the expenses associated with the sales of the two businesses and the estimated losses of each business through the expected date of disposition. Management based its estimates of the sales proceeds on data provided by its financial advisors and indications of value received from prospective buyers.

    The additional loss of $16.9 million on disposal of discontinued operations recorded for the year ended December 31, 2002 was based on actual proceeds which were less than expected, actual expenses which were greater than originally estimated and the tax benefit of the losses which was less than originally estimated. In addition, the cumulative translation adjustment which related to the

                     MAIL-WELL, INC. AND SUBSIDIARIES

4. DISCONTINUED OPERATIONS (CONTINUED)

investment in the foreign operations of the prime label segment in the amount of $2.8 million was charged to the loss on disposal of discontinued operations as a result of the sale of these foreign subsidiaries.

    The gain on disposal of discontinued operations recorded for the year ended December 31, 2003 reflects a change in the tax impact of the disposition of the Company's prime label business, which was sold in May 2002. This gain was partially offset by the accrual of additional expenses related to the sale.

    Interest expense was allocated to the operating results and included in the calculation of the loss on disposal of discontinued operations based upon the relative net assets of the prime label business and Curtis 1000. This allocation of interest expense totaled $5.6 million and $15.6 million for the years ended December 31, 2002 and 2001, respectively. Tax benefits allocated to discontinued operations based on the losses of these operations were $1.6 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

    Operating results of the discontinued operations are summarized as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31
                                                             ---------------------------------------
                                                               2003           2002           2001
                                                             --------       --------       ---------
Net sales:
     Prime label.......................................      $     --       $ 84,758       $ 219,182
     Curtis 1000.......................................            --         22,788         171,148
                                                             --------       --------       ---------
                                                             $     --       $107,546       $ 390,330
                                                             ========       ========       =========
Loss from operations:
    Prime label........................................      $     --       $     --       $  (1,028)
    Curtis 1000........................................            --             --          (3,588)
                                                             --------       --------       ---------
                                                                   --             --          (4,616)
    Income tax benefit.................................            --             --           1,634
                                                             --------       --------       ---------
                                                             $     --       $     --       $  (2,982)
                                                             ========       ========       =========
Gain (loss) on disposal of discontinued operations:
    Prime label........................................      $   (830)      $(16,299)      $ (87,062)
    Curtis 1000........................................           139         (1,028)        (36,395)
                                                             --------       --------       ---------
                                                                 (691)       (17,327)       (123,457)
    Income tax benefit.................................         2,239            459          35,435
                                                             --------       --------       ---------
                                                             $  1,548       $(16,868)      $ (88,022)
                                                             ========       ========       =========

    In connection with the proposed divestiture of the Company's PrintXcel business in 2001, the Company reduced the carrying amounts of the net assets of PrintXcel by $33.6 million to the expected net realizable value based on estimated proceeds, net of expenses associated with its sale and a tax benefit of $11.5 million that would have resulted from the sale. As a result of the Company's decision in June 2002 not to sell PrintXcel, it reversed the tax benefit because it would not be realized and $1.1 million of expenses related to the sale that had been accrued but not incurred. The $33.6 million charge in 2001 and the $10.4 million charge in 2002 have been included in "Impairment on operations formerly held for sale" in the consolidated statements of operations.

                     MAIL-WELL, INC. AND SUBSIDIARIES

5. ASSETS HELD FOR SALE

    The Company sold the filing products division of the resale segment in August 2002 and certain digital graphics operations of the commercial segment in March 2003. The following table presents the sales and operating income of these operations (in thousands):

                                                                        YEAR ENDED DECEMBER 31
                                                                  ----------------------------------
                                                                   2003         2002          2001
                                                                  ------       -------       -------
     Sales.................................................       $2,872       $56,445       $89,950
     Operating income......................................       $  167       $ 3,304       $ 8,238

     The assets of operations held for sale at December 31, 2002 totaled $5.9 million and are reported net of $1.4 million of related liabilities as "Net assets held for sale" in the consolidated balance sheet.

     In 2001, the digital graphics operations were written down $2.9 million to estimated fair market value based on sales proceeds anticipated at the time. In 2002, the Company recorded another impairment charge of $2.8 million based on a change in the estimated sales proceeds. Subsequent to this write-down, management discontinued its efforts to sell one of the digital graphics operations originally held for sale. The $2.9 million impairment charge recorded in 2001 has been included in impairment on operations formerly held for sale in the consolidated statement of operations for the year ended December 31, 2001. The impairment on operations formerly held for sale in the consolidated statement of operations for the year ended December 31, 2002 includes $2.5 million of the $2.8 million impairment charge recorded in 2002. The remaining $0.3 million of the write-down was recorded as an impairment of the operations held for sale.

     A $6.1 million impairment charge was recorded in 2002 as a result of the sale of the filing products division.

6. INVENTORIES

    The Company's inventories by major category are as follows (in thousands):

                                                    DECEMBER 31
                                               ----------------------
                                                2003           2002
                                               -------       --------
     Raw materials......................       $28,344       $ 32,515
     Work in process....................        21,483         25,832
     Finished goods.....................        46,570         50,854
                                               -------       --------
                                                96,397        109,201
     Reserves...........................        (4,995)        (5,668)
                                               -------       --------
                                               $91,402       $103,533
                                               =======       ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

7. PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consists of the following (in thousands):

                                                                            DECEMBER 31
                                                                     -------------------------
                                                                       2003            2002
                                                                     ---------       ---------
    Land and land improvements..............................         $  20,043       $  19,529
    Buildings and improvements..............................           109,563         105,646
    Machinery and equipment.................................           511,820         463,896
    Furniture and fixtures..................................            15,986          15,178
    Construction in progress................................             9,696           5,510
                                                                     ---------       ---------
                                                                       667,108         609,759
    Accumulated depreciation................................          (278,868)       (230,135)
                                                                     ---------       ---------
                                                                     $ 388,240       $ 379,624
                                                                     =========       =========

8. GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 were as follows (in thousands):

                                                            COMMERCIAL        RESALE          TOTAL
                                                            ----------       --------       ---------
Balance as of January 1, 2002.........................      $ 299,233        $100,668       $ 399,901
  Goodwill acquired during the year...................          1,750              --           1,750
  Impairment losses...................................       (111,748)             --        (111,748)
  Impairment on assets formerly held for sale.........         (2,435)             --          (2,435)
  Other - primarily translation adjustments...........          3,110            (217)          2,893
                                                            ---------        --------       ---------
Balance as of December 31, 2002.......................      $ 189,910        $100,451       $ 290,361
  Purchase price adjustment...........................             --            (302)           (302)
  Foreign currency translation........................          9,333              --           9,333
                                                            ---------        --------       ---------
Balance as of December 31, 2003.......................      $ 199,243        $100,149       $ 299,392
                                                            =========        ========       =========

    The following is a summary of other intangible assets (in thousands):

                                                                              DECEMBER 31, 2003
                                                                ---------------------------------------------
                                                                                   ACCUMULATED
                                             LIFE (YEARS)       GROSS AMOUNT       AMORTIZATION         NET
                                             ------------       ------------       ------------       -------
     Trademarks and tradenames.........         40-43             $14,238             $1,377          $12,861
     Non-compete agreements............          5-7                7,562              6,581              981
     Customer relationship.............           4                 2,800                 --            2,800
     Patents...........................          7-14               2,438                669            1,769
     Other.............................          5-40               1,970                694            1,276
                                                                  -------             ------          -------
        Total..........................                           $29,008             $9,321          $19,687
                                                                  =======             ======          =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

8. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

                                                                              DECEMBER 31, 2002
                                                                ---------------------------------------------
                                                                                   ACCUMULATED
                                             LIFE (YEARS)       GROSS AMOUNT       AMORTIZATION         NET
                                             ------------       ------------       ------------       -------
     Trademarks and tradenames.........         40-43             $14,238             $  987          $13,251
     Non-compete agreements............          5-7                7,562              5,533            2,029
     Patents...........................          7-14               2,408                479            1,929
     Other.............................          5-40               1,841                464            1,377
                                                                  -------             ------          -------
        Total..........................                           $26,049             $7,463          $18,586
                                                                  =======             ======          =======

    The estimated amortization expense for each of the succeeding five years is as follows: $5.6 million, $0.7 million, $0.5 million, $0.5 million and $0.5 million.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) consisted of the following (in thousands):

                                                                       DECEMBER 31
                                                                  ----------------------
                                                                   2003           2002
                                                                  -------       --------
     Currency translation adjustment........................      $11,182       $(11,325)
     Pension liability adjustment...........................       (5,452)        (2,264)
                                                                  -------       --------
                                                                  $ 5,730       $(13,589)
                                                                  =======       ========

10. LONG-TERM DEBT

    At December 31, 2003 and 2002, long-term debt consisted of the following (in thousands):

                                                                         DECEMBER 31
                                                                  -------------------------
                                                                    2003             2002
                                                                  --------         --------
     Senior Secured Credit Facility, due 2005...............      $ 73,310         $101,932
     Senior Notes, due 2012.................................       350,000          350,000
     Senior Subordinated Notes, due 2008....................       300,000          300,000
     Other..................................................        25,651           11,967
                                                                  --------         --------
                                                                   748,961          763,899
    Less current maturities.................................        (2,575)          (2,961)
                                                                  --------         --------
    Long-term debt..........................................      $746,386         $760,938
                                                                  ========         ========

    Current maturities consist of scheduled payments on other long-term debt.

    On February 4, 2004, the Company sold $320,000,000 of 7 7/8% senior subordinated notes due 2013 ("New Senior Subordinated Notes"). The proceeds of the New Senior Subordinated Notes will be used to purchase the $300,000,000 of 8 3/4% Senior Subordinated Notes due 2008 which were issued in December 1998. The Company purchased $166.4 million of the 8 3/4 Senior Subordinated Notes pursuant to a tender offer to purchase the bonds at $1,045 for each $1,000 of principal amount together plus accrued interest. The remaining outstanding notes were called at a redemption price of $1,043.75 for each $1,000 of principal amount plus accrued interest. The Company will record a loss of approximately $17.8 million on the early extinguishment of the 8 3/4% Senior Subordinated Notes in the first quarter of 2004.

                     MAIL-WELL, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT (CONTINUED)

    In June 2002, the Company entered into a three year $300,000,000 Senior Secured Credit Facility due in 2005 with a consortium of banks (the "Credit Facility"). The Credit Facility was used to refinance the Company's $800,000,000 Senior Secured Credit Facility. Under the Credit Facility, loans may be made and letters of credit issued on a revolving basis in each case subject to availability and subject to a borrowing base. At December 31, 2003, the Company had outstanding loans and letters of credit of $98.4 million and had $111.6 million of availability based on the borrowing base certificate filed for the December 31, 2003 balance sheet. Loans made under the Credit Facility bear interest at a base rate or LIBOR, plus a margin. The interest rate at December 31, 2003 was 4.35%. The Credit Facility is secured by substantially all of the assets of the Company.

    In March 2002, the Company issued $350,000,000 of 9 5/8% Senior Notes due 2012 ("Senior Notes"). Interest is payable semi-annually. The Company may redeem the Senior Notes, in whole or in part, on or after March 15, 2007, at redemption prices from 100% to 104.813%, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the Senior Notes at 109.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from equity offerings prior to March 2005.

    Deferred financing costs of $16.5 million incurred in connection with the Senior Secured Credit Facility were written off as a result of the refinancing in June 2002. The write-off is reported as a loss from the early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2002.

    Other long-term debt at December 31, 2003 includes debt of $17.0 million of a variable interest entity that was consolidated on January 1, 2003 as a result of the adoption of FIN 46. Refer to Note 2 for additional disclosures related to the adoption of FIN 46. The interest on this debt was 4.89% at December 31, 2003. The remaining balance in other long-term debt is primarily term debt with banks with interest rates which range from 1.6% to 10.5% and capital lease obligations.

    The aggregate annual maturities for long-term debt, including the issuance of the New Senior Subordinated Notes, are as follows (in thousands):

        2004.................................      $  2,575
        2005.................................        75,834
        2006.................................         2,327
        2007.................................        13,532
        2008.................................       300,964
        Thereafter...........................       373,729
                                                   --------
                                                   $768,961
                                                   ========

    Cash paid for interest (including interest allocated to discontinued operations) on long-term debt was $68.1 million, $63.0 million and $71.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

    The estimated fair value of the Company's Credit Facility, Senior Notes, Senior Subordinated Notes and other long-term debt based on current rates available to the Company for debt of the same remaining maturity was $784.5 million and $610.0 million at December 31, 2003 and 2002, respectively.

    The Credit Facility, Senior Notes and Senior Subordinated Notes contain certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness or issue capital stock, prepay subordinated debt, transfer assets outside

                     MAIL-WELL, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT (CONTINUED)

of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to maintain certain levels of net worth and fixed charge coverage. As of December 31, 2003, the Company was in compliance with all of these covenants.

    The Senior Notes and the Senior Subordinated Notes are guaranteed by Mail-Well, Inc. and its subsidiaries (the "Guarantor Subsidiaries") all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to the issuing subsidiary in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

11. INCOME TAXES

    Income (loss) from continuing operations (in thousands):

                                                                      YEAR ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                2003           2002            2001
                                                              --------       ---------       --------
    Domestic............................................      $(29,532)      $(136,409)      $(78,472)
    Foreign.............................................        36,037          31,275         28,059
                                                              --------       ---------       --------
    Income (loss) from continuing operations before
      income taxes and cumulative effect of a change in
      accounting principle..............................      $  6,505       $(105,134)      $(50,413)
                                                              ========       =========       ========

    The provision for income taxes on income from continuing operations consisted of the following (in thousands):

                                                                       YEAR ENDED DECEMBER 31
                                                               --------------------------------------
                                                                 2003           2002           2001
                                                               --------       --------       --------
    Current tax provision (benefit):
        Federal..........................................      $  1,482       $(12,747)      $(18,052)
        Foreign..........................................        11,805         10,050          9,594
        State............................................           148         (1,273)        (1,805)
                                                               --------       --------       --------
                                                                 13,435         (3,970)       (10,263)
    Deferred provision (benefit):
        Federal..........................................        (9,564)       (26,168)         4,245
        Foreign..........................................          (334)           475            393
        State............................................          (956)        (1,983)           425
                                                               --------       --------       --------
                                                                (10,854)       (27,676)         5,063
                                                               --------       --------       --------
    Provision (benefit) for income taxes.................      $  2,581       $(31,646)      $ (5,200)
                                                               ========       ========       ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

11. INCOME TAXES (CONTINUED)

    A reconciliation of the federal statutory tax rate to the Company's effective income tax rate is summarized below:

                                                                  2003         2002           2001
                                                                  ----         ----           ----
    Federal statutory tax rate..............................      35.0%        35.0%          35.0%
    State tax, net of federal benefit.......................       4.5          4.5            3.5
    Nontaxable investment benefit...........................     (13.6)         --             4.3
    Impairment on divestitures..............................        --        (10.5)         (32.8)
    Valuation allowance.....................................      34.1         (1.1)            --
    Utilization of foreign tax credits......................     (17.8)          --             --
    Other...................................................      (2.5)         2.2            0.3
                                                                 -----        -----          -----
    Effective income tax rate...............................      39.7%        30.1%          10.3%
                                                                 =====        =====          =====

    Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company has tax planning strategies available which will enable them to realize all net tax assets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                         DECEMBER 31
                                                                  -------------------------
                                                                    2003            2002
                                                                  ---------       ---------
    Deferred tax assets:
        Alternative minimum tax credit carryforwards........      $   4,650       $   4,608
        Net operating loss carryforwards....................         74,834          69,736
        Capital loss carryforwards..........................         23,180          15,977
        Foreign tax credit carryforwards....................          4,090              --
        Compensation and benefit related accruals...........         21,394          17,870
        Restructuring accruals..............................            804             179
        Accounts receivable.................................          1,416           1,704
        Other...............................................          6,641           3,648
        Valuation allowance.................................         (6,932)           (570)
                                                                  ---------       ---------
    Total deferred tax assets...............................        130,077         113,152

    Deferred tax liabilities:
        Property, plant and equipment.......................        (90,744)        (84,516)
        Goodwill and other intangibles......................        (19,488)        (20,491)
        Other...............................................         (7,910)         (7,536)
                                                                  ---------       ---------
    Total deferred tax liabilities..........................       (118,142)       (112,543)
                                                                  ---------       ---------
    Net deferred tax asset..................................      $  11,935       $     609
                                                                  =========       =========

                     MAIL-WELL, INC. AND SUBSIDIARIES

    The net deferred income tax asset (liability) includes the following components (in thousands):

                                                              DECEMBER 31
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
    Current deferred tax asset....................      $ 18,652       $ 10,945
    Non-current deferred tax liability............        (6,717)       (10,336)
                                                        --------       --------
        Total.....................................      $ 11,935       $    609
                                                        ========       ========

    Net operating losses of $175.2 million are being carried forward and are available to reduce future taxable income. These net operating losses will expire in 2021 through 2023. The Company also has foreign tax credit carryforwards of $4.1 million that will expire in 2007 and alternative minimum tax credit carryforwards of $4.7 million at December 31, 2003. In 2002, the Company generated capital loss carryforwards in the amount of $53.4 million. These capital losses will expire in 2007. The Company has recorded a valuation allowance in the amount of $6.5 million at December 31, 2003 for the estimated future impairment of certain loss carryforwards.

    Net cash payments for income taxes were $2.5 million, $6.0 million and $2.4 million in 2003, 2002 and 2001, respectively.

12. RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES

    The Company has responded to the impact of the current economic environment on its businesses by continuing to evaluate its operations for improvement opportunities. Because of the significant decline in sales experienced over the last two years, actions to consolidate facilities, rationalize and realign capacity, and otherwise reduce costs have been implemented. These actions have resulted in significant restructuring and other related charges.

  2003 ACTIVITY

    The Company completed most of the restructuring programs initiated in June 2001 and continued during 2002 and 2003. Restructuring expenses related to these programs that could not be accrued and were the result of continuing initiatives to optimize capacity were $1.5 million in 2003. The following table and discussion present the details of these charges (in thousands):

                                                     COMMERCIAL       RESALE        TOTAL
                                                     ----------       ------       -------
Employee separation and related expenses.......        $  815         $ 660        $ 1,475
Equipment moves................................         1,002            --          1,002
Other costs....................................            94           (10)            84
Reversal of unused accruals....................          (713)         (318)        (1,031)
                                                       ------         -----        -------
    Total restructuring charges................        $1,198         $ 332        $ 1,530
                                                       ======         =====        =======

    Continued efforts in 2003 to adjust the operations of both segments to reflect lower sales volumes, resulted in employee separation expenses of $1.5 million in 2003.

    COMMERCIAL. In the fourth quarter of 2002, the commercial segment announced the closure of the web printing operation in Indianapolis, Indiana and the redeployment of its two web presses and related equipment to St. Louis, Missouri and Baltimore, Maryland. A substantial portion of the cost to dismantle, move and reinstall this equipment was incurred during 2003.

    The Company was able to sub-lease a facility which was idled as a result of the consolidation of the envelope plant in the Northeast sooner than estimated when the liability under the lease contract

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

was established. Accordingly, $0.5 million of the reserve recorded for this lease was reversed. In addition, the remaining expenses that had been accrued to cover the cost of maintaining a building that has been sold were reversed.

    RESALE SEGMENT. In the fourth quarter of 2002, the resale segment closed its business forms plant in Clearwater, Florida and consolidated its production in plants located in Fairhope, Alabama and Marshall, Texas. The employee separation expenses and other costs incurred as a result of this consolidation were less than originally estimated.

    A summary of the activity charged to the 2002 restructuring liability during the year ended December 31, 2003 is as follows (in thousands):

                                                                 COMMERCIAL       RESALE        TOTAL
                                                                 ----------       ------       -------
    Balance, December 31, 2002............................        $ 3,990         $ 653        $ 4,643
        Payments for severance............................           (189)          (39)          (228)
        Payments for lease termination and property exit
          costs...........................................         (2,230)          (47)        (2,277)
        Payments for other exit costs.....................           (238)         (220)          (458)
        Reversal of unused accrual........................            (54)         (317)          (371)
                                                                  -------         -----        -------
    Balance, December 31, 2003............................        $ 1,279         $  30        $ 1,309
                                                                  =======         =====        =======

    A summary of the activity charged to the 2001 restructuring liability during the year ended December 31, 2003 is as follows (in thousands):

                                                                  COMMERCIAL
                                                                  ----------
    Balance, December 31, 2002..............................       $ 2,967
        Payments for severance..............................          (452)
        Payments for lease termination and property exit
          costs.............................................        (1,167)
        Reversal of unused accrual..........................          (660)
                                                                   -------
    Balance, December 31, 2003..............................       $   688
                                                                   =======

  2002 ACTIVITY

    Restructuring and other related charges recorded during the year ended December 31, 2002 were $74.6 million. The following table and discussion present the details of these charges (in thousands):

                                                    COMMERCIAL       RESALE       CORPORATE        TOTAL
                                                    ----------       ------       ---------       -------
Employee separation and related expenses......       $ 4,090         $1,404        $    --        $ 5,494
Employee training expenses....................         6,647            396             --          7,043
Project management expenses...................         8,101          1,145             --          9,246
Asset impairment charges, net.................        12,178          1,650             --         13,828
Other exit costs..............................         7,685          1,883             --          9,568
Reversal of unused accrual....................          (500)            --             --           (500)
                                                     -------         ------        -------        -------
    Total restructuring costs.................        38,201          6,478             --         44,679
Other charges.................................         6,693            161         23,018         29,872
                                                     -------         ------        -------        -------
    Total restructuring, impairments and other
      charges.................................       $44,894         $6,639        $23,018        $74,551
                                                     =======         ======        =======        =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

    COMMERCIAL. The consolidation of envelope manufacturing facilities of the commercial segment which began in 2001, was completed in 2002. The objective of this consolidation was to reduce excess internal capacity and improve utilization of the equipment and resources at the other envelope plants in the United States and Canada. The costs incurred during 2002 related to this consolidation were as follows:

    * Employee training expenses of $6.6 million were incurred to train new employees hired at the plants that absorbed the production of the plants that were closed. The training programs for these employees were between three and nine months in duration.

    * Project management expenses of $8.1 million that were primarily consulting fees and related expenses were incurred to assist management in managing the consolidation project. Consultants were used to assist in such tasks as capacity planning, workflow planning, production scheduling and change management.

    * Impairment charges of $8.9 million were recorded for property and equipment taken out of service or sold as a result of the plant consolidations, net of $5.9 million received from the sales of those assets.

    * Other costs of $3.0 million include the expenses incurred to dismantle, move and reinstall equipment, and the costs incurred to restore buildings to the condition required by lease agreements or to maintain them while they are held for sale.

    * In 2001, employee separation expenses were accrued to cover the 766 employees expected to be affected over the course of this project. At the completion of the project, 722 employees had been separated and the accrual was reduced by $0.5 million.

    The Company's commercial printing operation in New York City was closed in September 2002. Employee separation expenses of $1.0 million were recorded covering 80 employees. Asset impairment charges of $1.0 million and lease commitment and other expenses of $2.2 million were also recorded in connection with this plant closure.

    A web press has moved from Portland, Oregon to the web printing plant in St. Louis and the consolidation of the web printing operation in Indianapolis with the web plants in St. Louis and Baltimore was announced. Employee separation expenses of $0.3 million were recorded to cover the cost of 52 employees affected by these actions. Other restructuring expenses included impairment charges of $1.0 million on equipment taken out of service and $1.8 million to cover the expenses associated with terminating lease commitments and the costs incurred in 2002 to dismantle, move and reinstall equipment.

    Additionally, the commercial segment reduced the size of many of its operations during 2002 in response to the significant decline in sales. The costs associated with these actions included $2.8 million to cover the cost of the elimination of 331 jobs, impairment charges of $1.3 million for equipment taken out of service and $0.7 million for expenses associated with lease commitments and the cost incurred to dismantle, move and reinstall equipment.

    RESALE. During 2002, the documents division of the resale segment closed its business forms plant in Clearwater, Florida and its plant in Denver, Colorado which had been curtailed in 2001. The employee separation expenses covering 64 employees were $0.6 million. Impairment charges related to equipment taken out of service as a result of these closures totaled $0.6 million. Other expenses of $0.7 million primarily related to expenses incurred to maintain the two buildings held for sale.

    The resale segment completed the closure of its envelope operations in Hattiesburg, Mississippi. The costs in 2002 were $2.4 million which were primarily additional impairment charges, consulting

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

fees, the costs incurred to dismantle, move and reinstall equipment and expenses incurred to clean-up the building.

    Additionally, the resale segment incurred $2.2 million in expenses to reduce the size of several of its other operations. Employee separation expenses incurred to cover the elimination of 193 jobs were $0.8 million, asset impairments were $0.5 million and training, project management and other costs were $0.9 million.

    OTHER CHARGES. Other charges include the following items:

    * In 2001, several programs to significantly improve operations and marketing effectiveness were implemented. These programs included the implementation of best practices, the standardization of costing and pricing systems in the commercial segment and the alignment of equipment and services to better serve customers and markets. Outside assistance was used in the implementation of these programs the cost of which was $4.4 million in 2002.

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

    * An impairment charge of $1.8 million was recorded to write-down idle equipment in the commercial segment to net realizable value.

    * Severance payments of $1.1 million unrelated to the restructure plans were incurred.

    * Consulting fees of $0.7 million related to tax matters that arose as a result of the divestitures were incurred.

    A summary of the activity charged to the 2002 restructuring liability during the year ended December 31, 2002 is as follows (in thousands):

                                                                COMMERCIAL       RESALE        TOTAL
                                                                ----------       ------       -------
    Initial accrual......................................        $ 4,106         $1,019       $ 5,125
        Additions to the accrual.........................          2,466             --         2,466
        Payments for severance...........................         (2,581)          (353)       (2,934)
        Payments for lease termination and property exit
          costs..........................................             --             (3)           (3)
        Payments for other exit costs....................             (1)           (10)          (11)
                                                                 -------         ------       -------
    Balance, December 31, 2002...........................        $ 3,990         $  653       $ 4,643
                                                                 =======         ======       =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

  2001 ACTIVITY

    The restructuring and other related charges totaled $43.1 million in 2001. The following table and discussion present the details of these charges (in thousands):

                                                    COMMERCIAL       RESALE       CORPORATE        TOTAL
                                                    ----------       ------       ---------       -------
Employee separation and related expenses......       $ 7,276         $2,769        $   --         $10,045
Employee training expenses....................         2,414            214            --           2,628
Project management expenses...................         4,985            419            --           5,404
Asset impairment charges, net.................         4,897          2,582            --           7,479
Other exit costs..............................         7,524          1,655            --           9,179
Strategic assessment costs....................            --             --         2,677           2,677
                                                     -------         ------        ------         -------
    Total restructuring costs.................        27,096          7,639         2,677          37,412
Other charges.................................         2,842             --         1,600           4,442
                                                     -------         ------        ------         -------
    Total restructuring, impairments and other
      charges.................................       $29,938         $7,639        $4,277         $41,854
                                                     =======         ======        ======         =======

    COMMERCIAL. The commercial segment announced the consolidation of eight envelope plants in 2001 and recorded employee separation expenses of $6.9 million covering 766 employees that were expected to be affected over the course of the consolidation project. Restructuring expenses incurred in 2001 included training costs of $2.4 million, project management fees of $5.0 million, impairment charges of $4.3 million on the equipment that was taken out of service, and $5.5 million to cover lease termination costs, the costs of equipment moves and building clean-up expenses.

    A printing plant in Philadelphia, Pennsylvania has closed and two other printing operations in the Philadelphia area were consolidated. These actions were taken to improve the Company's cost effectiveness and competitive position in the Philadelphia market. The costs associated with the consolidation included employee separation expenses of $0.4 million covering the elimination of 25 jobs, impairment charges of $0.6 million on equipment taken out of service and other costs of $2.0 million to cover lease termination costs and costs to dismantle, move and reinstall equipment.

    RESALE. The resale segment began the closure of its envelope manufacturing facility in Mississippi. The cost recorded in 2001 was $6.5 million and included employee separation expenses of $1.6 million covering 142 employees, impairments on equipment taken out of service of $3.9 million and $1.0 million of training, project management and other costs.

    Resale's documents division substantially curtailed its business forms plant in Denver, Colorado in 2001. The employee separation expenses of $0.6 million related to the elimination of 62 jobs. Other costs were the expenses incurred to dismantle, move and reinstall equipment. Additionally, an impairment charge of $1.3 million taken in 2000 to write down a building to its estimated fair market value was reversed. This building was sold for more than its original carrying value.

    A warehouse and distribution center in Santa Fe Springs, California was closed. The cost associated with this closure was $0.9 million which was primarily employee separation expenses covering 17 employees and lease termination costs.

    CORPORATE. Outside advisors were used in developing the Company's strategic plan to research and evaluate markets, survey customers and assess existing strategies. In addition, financial advisors evaluated options for improving the Company's capital structure. The cost of these advisors was $2.7 million in 2001.

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES (CONTINUED)

    OTHER CHARGES. Other charges include the following items:

    * The outside assistance used in the implementation of initiatives in the commercial segment to implement best practices, standardize costing and pricing systems, and align equipment and services to better serve customers and markets totaled $2.1 million in 2001.

    * Cost of $0.7 million incurred by the commercial segment for a human resource information system that was not implemented was written-off.

    * A $1.6 million investment in a company that was developing a service, which would enable online collaborative design and management of a printing job, was written off.

    A summary of the activity charged to the 2001 restructuring liability during the year ended December 31, 2002 is as follows (in thousands):

                                                                 COMMERCIAL       RESALE        TOTAL
                                                                 ----------       ------       -------
    Balance, December 31, 2001.............................       $10,730          $ 70        $10,800
    Additions to the accrual...............................           169            --            169
    Payments for severance.................................        (5,026)           --         (5,026)
    Payments for lease termination and property exit
      costs................................................        (2,406)          (70)        (2,476)
    Reversal of unused portion.............................          (500)           --           (500)
                                                                  -------          ----        -------
    Balance, December 31, 2002.............................       $ 2,967          $ --        $ 2,967
                                                                  =======          ====        =======

13. STOCK OPTION PLANS

    In May 2001, the Company adopted a Long-Term Equity Incentive Plan (the "Incentive Plan"), which replaced all prior stock option plans (the "Option Plans"). Stock options which were available for grant under the Option Plans were transferred to the Incentive Plan and the Option Plans have been frozen. The Incentive Plan allows the compensation committee of the Board of Directors to grant stock options, stock appreciation rights, restricted common stock, performance awards and any other stock-based awards to officers, directors and employees of the Company. The Company has 1,397,769 stock options available for issuance. Stock options generally vest over four to six years and expire 10 years from the date granted. Restricted stock vests fifty percent in five years from the date of grant and fifty percent in six years from the date of grant. Restricted stock issued to directors vests six months from the date of grant. Options are granted at a price equal to the fair market value of the Company's common stock on the date of grant. The Incentive Plan provides for an acceleration of the vesting of both the stock options and the restricted stock if the Company's stock price closes at certain levels for 20 consecutive trading days.

    Upon the issuance of restricted stock, the Company records deferred compensation as a charge to shareholders' equity for the market value of the restricted stock on the date of grant. This deferred compensation is being recognized as compensation expense ratably over the vesting period. The Company has awarded 684,398 shares of restricted stock of which 40,398 shares have vested. The Company recorded compensation expense in the amount of $0.8 million, $0.6 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                     MAIL-WELL, INC. AND SUBSIDIARIES

13. STOCK OPTION PLANS (CONTINUED)

    The following table summarizes the activity and terms of outstanding options at December 31, 2003, 2002 and 2001:

                                                 2003                         2002                         2001
                                        -----------------------      -----------------------      -----------------------
                                                       AVERAGE                      AVERAGE                      AVERAGE
                                                       EXERCISE                     EXERCISE                     EXERCISE
                                         OPTIONS        PRICE         OPTIONS        PRICE         OPTIONS        PRICE
                                        ---------      --------      ---------      --------      ---------      --------
Options outstanding at beginning
  of year........................       5,442,002       $6.96        6,128,637       $7.08        3,670,867       $8.75
Granted..........................       1,021,044        2.26          255,250        4.63        3,265,036        5.45
Exercised........................         (30,831)       2.33          (11,230)       1.63         (201,922)       2.05
Expired/cancelled................        (693,646)       7.59         (930,655)       6.85         (605,344)       9.83
                                        ---------       -----        ---------       -----        ---------       -----
Options outstanding at end of
  year...........................       5,738,569       $6.16        5,442,002       $6.96        6,128,637       $7.08
                                        =========       =====        =========       =====        =========       =====
Options exercisable at end of
  year...........................       3,629,843       $6.49        2,458,607       $8.01        1,679,137       $8.60
                                        =========       =====        =========       =====        =========       =====

    Summary information about the Company's stock options outstanding at December 31, 2003 is as follows:

                                                          WEIGHTED         WEIGHTED                          WEIGHTED
                                   OUTSTANDING AT         AVERAGE          AVERAGE       EXERCISABLE AT      AVERAGE
                                    DECEMBER 31,       REMAINING LIFE      EXERCISE       DECEMBER 31,       EXERCISE
  RANGE OF EXERCISE PRICES              2003             (IN YEARS)         PRICE             2003            PRICE
----------------------------       --------------      --------------      --------      --------------      --------
$ 1.32-$2.19................           772,056              3.9             $ 2.10           709,863          $ 2.09
$ 2.19-$4.37................           442,005              5.0             $ 3.62           254,405          $ 3.64
$ 4.37-$6.56................         2,881,050              2.9             $ 5.46         1,222,917          $ 5.45
$ 6.56-$8.74................           786,040              4.6             $ 7.62           659,000          $ 7.46
$ 8.74-$10.93...............           237,200              5.9             $ 9.71           197,600          $ 9.78
$10.93-$13.11...............           427,800              4.9             $12.33           408,240          $12.29
$13.11-$15.30...............           174,418              4.3             $13.81           159,818          $13.79
$21.86......................            18,000              4.3             $21.86            18,000          $21.86
                                     ---------              ---             ------         ---------          ------
$ 1.32-$21.86...............         5,738,569              3.7             $ 6.16         3,629,843          $ 6.49
                                     =========              ===             ======         =========          ======

    As permitted by SFAS No. 123, the Company accounts for its stock-based compensation under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2003, 2002 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and using the following average assumptions:

                                                            2003           2002           2001
                                                          ---------      ---------      ---------
     Risk-free interest rate.......................         2.6%           3.0%           3.5%
     Expected dividend yield.......................          0%             0%             0%
     Expected option lives.........................        5 years        5 years       4-6 years
     Expected volatility...........................          73%            71%            65%

     The weighted average fair value of options granted in 2003, 2002 and 2001 was $1.39, $1.16 and $3.22, respectively, per option.

    Refer to Note 1 for the pro forma effect of expensing the estimated fair value of stock options on net income and earnings per share for 2003, 2002 and 2001.

                     MAIL-WELL, INC. AND SUBSIDIARIES

14. RETIREMENT PLANS

    SAVINGS PLAN. The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. As determined by the provisions of the plan, the Company matches a certain percentage of each employee's voluntary contribution. The plan also provides for a discretionary contribution by the Company to the plan for all eligible employees. All contributions made by the Company are made in cash and allocated to the funds selected by the employee. Company contributions to the plan were approximately $6.0 million, $6.5 million and $10.5 million for the years ending in December 31, 2003, 2002 and 2001, respectively. No discretionary contributions were made in 2003 or 2002. The plan held 2,776,000 shares of the Company's common stock at December 31, 2003. Shares held in a frozen employee stock ownership plan were 2,524,000 at December 31, 2003.

    PENSION PLANS. The Company maintains pension plans for certain of its employees in the U.S. and Canada under collective bargaining agreements with unions representing these employees. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities.

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS. As a result of the acquisition of American Business Products ("ABP") in 2000, the Company assumed responsibility for the ABP supplemental executive retirement plans ("SERP") which provide benefits to certain former directors and executives of ABP. For accounting purposes, these plans are unfunded; however, ABP had purchased annuities, which are included in other assets in the consolidated balance sheets, to cover the benefits for certain participants.

                     MAIL-WELL, INC. AND SUBSIDIARIES

14. RETIREMENT PLANS (CONTINUED)

    The following table sets forth the financial status of the pension plans and the SERP and the amounts recognized in the Company's consolidated balance sheets at December 31, 2003 and 2002 (in thousands):

                                                             PENSION PLANS                  SERP
                                                          --------------------      --------------------
                                                           2003         2002         2003         2002
                                                          -------      -------      -------      -------
Change in benefit obligation:
  Benefit obligation at beginning of year..........       $34,810      $31,549      $ 9,051      $ 9,042
  Service cost.....................................         1,908        1,541           --           --
  Interest cost....................................         2,664        2,250          670          998
  Actuarial gains and loss.........................         3,997        1,307           --           --
  Foreign currency translation.....................         5,057          316           --           --
  Benefits paid....................................        (2,572)      (2,153)        (985)        (989)
                                                          -------      -------      -------      -------
    Benefit obligation at end of year..............        45,864       34,810        8,736        9,051
                                                          -------      -------      -------      -------
Change in plan assets:
  Fair value of plan assets at beginning of year...        31,188       32,715           --           --
  Actual return on plan assets.....................         3,455       (1,420)          --           --
  Employer contributions...........................         1,056        1,793           --           --
  Foreign currency translation.....................         4,859          475           --           --
  Benefits paid....................................        (2,881)      (2,375)          --           --
                                                          -------      -------      -------      -------
    Fair value of plan assets at end of year.......        37,677       31,188           --           --
                                                          -------      -------      -------      -------
Funded status......................................        (8,187)      (3,623)      (8,736)      (9,051)
Unrecognized actuarial gain........................        18,540       13,526           --           --
Unrecognized prior service cost....................           239          230           --           --
Unrecognized transition asset......................        (3,885)      (4,293)          --           --
                                                          -------      -------      -------      -------
Net amount recognized..............................       $ 6,707      $ 5,840      $(8,736)     $(9,051)
                                                          =======      =======      =======      =======
Amounts recognized in the consolidated balance
 sheets:
    Prepaid benefit cost...........................       $ 5,100      $ 4,471      $    --      $    --
    Accrued benefit liability......................        (7,507)      (2,378)      (8,736)      (9,051)
    Intangible asset...............................           250           67           --           --
    Deferred tax asset.............................         3,412        1,416           --           --
    Accumulated other comprehensive loss...........         5,452        2,264           --           --
                                                          -------      -------      -------      -------
Net amount recognized..............................       $ 6,707      $ 5,840      $(8,736)     $(9,051)
                                                          =======      =======      =======      =======

    The components of the net periodic pension cost for the pension plans and the SERP were as follows (in thousands):

                                                                    2003         2002         2001
                                                                   -------      -------      -------
     Service cost...........................................       $ 1,447      $ 1,185      $ 1,075
     Interest cost on projected benefit obligation..........         3,334        3,248        2,991
     Expected return on plan assets.........................        (3,622)      (3,148)      (3,017)
     Net amortization and deferral..........................          (482)        (399)        (396)
     Recognized actuarial loss..............................           295          179           36
     Other..................................................           330            1          129
                                                                   -------      -------      -------
    Net periodic pension expense............................       $ 1,302      $ 1,066      $   818
                                                                   =======      =======      =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

14. RETIREMENT PLANS (CONTINUED)

    The assumptions used in computing the net pension cost and the funded status were as follows:

                                                                  2003          2002        2001
                                                                ---------       -----      -------
    Weighted average discount rate.......................         6.00%         6.75%       7.25%
    Expected long-term rate of return on assets..........         8.00%         8.75%      8.75-9%
    Rate of compensation increase........................        3.5-4%         3-4%        2-4%

    The Company's overall expected long-term rate of return on assets is 8.0%. The expected return on assets assumption is based on the long-term expected return on the U.S. and Canadian investment portfolios as estimated by the Company's investment advisors. The portfolio return for the U.S. pension plans is calculated based on capital market projections of returns, risks and correlations of these asset classes projected five-years out. The portfolio return for the Canadian portfolio is calculated based upon the long-term rate for Canadian bonds and projected long-term equity returns plus an additional 0.75% for active management of the investment portfolio.

    The allocations of the assets of the pension plans at December 31, 2003 and 2002 by investment category were as follows:

                                                             US PLANS           CANADIAN PLANS
                                                            DECEMBER 31           DECEMBER 31
                                                          ---------------       ---------------
                                                          2003       2002       2003       2002
                                                          ----       ----       ----       ----
US Large Cap Equity....................................    38%        39%        --         --
US Small Cap Equity....................................    13%        12%        --         --
International Equity...................................    16%        15%        17%        14%
US Emerging Markets Equity.............................     3%         3%        --         --
US Fixed income........................................    24%        25%        --         --
Real estate mutual funds...............................     5%         5%        --         --
Cash equivalents.......................................     1%         1%         6%         8%
Canadian equity funds..................................    --         --         30%        28%
Canadian fixed income..................................    --         --         47%        50%
                                                          ---        ---        ---        ---
    Total..............................................   100%       100%       100%       100%

    The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on the assets of the pension plans for a prudent level of risk. In order to achieve investment objectives, target asset allocations have been established and are reviewed quarterly. The intent of this strategy is to minimize pension cost by outperforming liabilities of the pension plans over the long run. Risk tolerance is established through careful consideration of the liabilities and the funded status of the pension plans and the Company's financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations.

                     MAIL-WELL, INC. AND SUBSIDIARIES

14. RETIREMENT PLANS (CONTINUED)

    The Company's policy is to allocate pension plan assets for each major asset category as follows:

                                                                  US PLANS       CANADIAN PLANS
                                                                  --------       --------------
US Large Cap Equity.........................................         38%                8%
US Small Cap Equity.........................................         12%               --
International Equity........................................         15%               17%
US Emerging Markets Equity..................................          3%               --
US Fixed income.............................................         26%               --
Real estate mutual funds....................................          5%               --
Cash equivalents............................................          1%                5%
Canadian equity funds.......................................         --                25%
Canadian fixed income.......................................         --                45%
                                                                    ---               ---
    Total...................................................        100%              100%

    The accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were as follow (in thousands):

                                                            US PLANS                CANADIAN PLANS
                                                          DECEMBER 31                 DECEMBER 31
                                                      --------------------       ---------------------
                                                       2003          2002         2003          2002
                                                      -------       ------       -------       -------
Projected benefit obligation......................    $10,556       $9,700       $35,308       $25,111
Accumulated benefit obligation....................    $ 2,019       $2,378       $ 6,527       $    --
Fair value of plan assets.........................    $ 8,347       $7,054       $29,330       $24,134

    The increase in the minimum liability included in other comprehensive income was $5.2 million in 2003 and $1.9 million in 2002.

    The Company expects to contribute $2.8 million to its pension plans in 2004. The Company does not expect to contribute to the SERP in 2004.

    Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $3.0 million, $3.1 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                     MAIL-WELL, INC. AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES

    LEASES. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2011. Certain leases include renewal and purchase options. At December 31, 2003, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year were as follows (in thousands):

        2004.................................      $ 31,057
        2005.................................        26,308
        2006.................................        21,786
        2007.................................        16,301
        2008.................................        14,777
        Thereafter...........................        11,412
                                                   --------
            Total............................      $121,641
                                                   ========

    Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2003 are approximately $0.8 million.

    Rent expense for the years ended December 31, 2003, 2002 and 2001 was $37.2 million, $40.5 million and $39.9 million, respectively.

    CONCENTRATIONS OF CREDIT RISK. The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are limited due to the Company's customer base and its dispersion across different industries and geographic areas.

    LITIGATION. The Company is party to various legal actions that are ordinary and incidental to its business. Refer to Note 19 for disclosure related to the settlement of a lawsuit. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

    TAX AUDITS. The Company's income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company's financial position or results of operations.

                     MAIL-WELL, INC. AND SUBSIDIARIES

16. EARNINGS PER SHARE

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

                                                                            DECEMBER 31
                                                               -------------------------------------
                                                                2003           2002           2001
                                                               -------       --------       --------
Numerator:
Numerator for basic and diluted earnings (loss) per
  share--income (loss) from continuing operations........      $ 3,924       $(73,488)      $(45,213)
                                                               =======       ========       ========
Denominator:
Denominator for basic earnings (loss) per share--weighted
  average shares.........................................       47,687         47,665         47,562
Effects of dilutive securities:
    Stock options........................................          628             --             --
                                                               -------       --------       --------
Denominator for diluted earnings (loss) per
  share--adjusted weighted average shares................       48,315         47,665         47,562
                                                               =======       ========       ========
Earnings (loss) for continuing operations per share:
    Basic and diluted....................................      $  0.08       $  (1.54)      $  (0.95)
                                                               =======       ========       ========

    During the years ended December 31, 2003, 2002 and 2001, outstanding options and shares of restricted stock in the amount of 5,795,000, 5,357,000 and 5,625,000 common shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. In 2002 and 2001, interest, net of tax, on convertible notes in the amount of $4.9 million and shares of 7,319,000 that would be issued upon assumed conversion of the convertible notes were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share.

17. SEGMENT INFORMATION

    In October 2003, the Company reorganized into two business segments: commercial and resale. This reorganization aligns the structure with the Company's distribution channels and with the Company's principle strategic goals: to operate as one company; to provide customers with one point of entry into Mail-Well; and to go to market with a complete range of products and services. Segment data for prior years has been restated to reflect the new operating segments.

    The commercial segment consists of commercial printing facilities that specialize in printing of annual reports, car brochures, brand marketing collateral, catalogs, maps and guidebooks, calendars, financial communications, and facilities that produce customized envelopes for billing and remittance and direct mail advertising. The resale segment includes facilities that produce specialty packaging, customized and stock labels, envelopes, and printed business documents which are sold to distributors and value-added resellers of office products. Intercompany sales for 2003, 2002 and 2001 were $164.5 million, $142.7 million and $177.0 million, respectively, which are eliminated in consolidation and excluded from reported net sales.

    Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate general and administrative expenses, amortization expense, and gains and losses on disposal of assets.

                     MAIL-WELL, INC. AND SUBSIDIARIES

17. SEGMENT INFORMATION (CONTINUED)

    Identifiable assets are accumulated by facility within each business segment. Corporate assets consist primarily of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

    The following tables present certain business segment information (in thousands):

                                                                    YEAR ENDED DECEMBER 31
                                                         --------------------------------------------
                                                            2003             2002             2001
                                                         ----------       ----------       ----------
    Net sales:
        Commercial.................................      $1,272,525       $1,268,367       $1,357,430
        Resale.....................................         399,139          460,338          511,338
                                                         ----------       ----------       ----------
        Total......................................      $1,671,664       $1,728,705       $1,868,768
                                                         ==========       ==========       ==========
    Operating income (loss):
        Commercial.................................      $   60,816       $    3,076       $   42,305
        Resale.....................................          45,711           44,317           44,588
        Corporate(a)...............................         (26,312)         (80,312)         (72,069)
                                                         ----------       ----------       ----------
        Total......................................      $   80,215       $  (32,919)      $   14,824
                                                         ==========       ==========       ==========
    Restructuring, asset impairments and other
      charges:
        Commercial.................................      $    1,198       $   44,894       $   29,938
        Resale.....................................             332            6,639            7,639
        Corporate..................................              --           23,018            4,277
                                                         ----------       ----------       ----------
        Total......................................      $    1,530       $   74,551       $   41,854
                                                         ==========       ==========       ==========
    Significant other noncash charges(b):
        Commercial.................................      $       --       $   23,016       $    9,476
        Resale.....................................              --              925               --
        Corporate..................................              --           41,240           36,523
                                                         ----------       ----------       ----------
        Total......................................      $       --       $   65,181       $   45,999
                                                         ==========       ==========       ==========
    Depreciation and amortization:
        Commercial.................................      $   36,428       $   36,014       $   36,272
        Resale.....................................           9,106           11,389           12,613
        Corporate(c)...............................           2,433            2,652           14,511
                                                         ----------       ----------       ----------
        Total......................................      $   47,967       $   50,055       $   63,396
                                                         ==========       ==========       ==========
    Capital expenditures:
        Commercial.................................      $   28,507       $   22,949       $   22,097
        Resale.....................................           3,076            7,668            9,537
        Corporate..................................              19              279            1,108
                                                         ----------       ----------       ----------
        Total......................................      $   31,602       $   30,896       $   32,742
                                                         ==========       ==========       ==========
    Net sales by product line:
        Commercial Printing........................      $  781,010       $  764,404       $  817,937
        Envelopes..................................         691,968          760,487          835,534
        Printed Office Products....................         198,686          203,814          215,297
                                                         ----------       ----------       ----------
        Total......................................      $1,671,664       $1,728,705       $1,868,768
                                                         ==========       ==========       ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

17. SEGMENT INFORMATION (CONTINUED)

                                                                          DECEMBER 31
                                                                  ---------------------------
                                                                     2003             2002
                                                                  ----------       ----------
     Identifiable assets:
        Commercial..........................................      $  785,649       $  763,250
        Resale..............................................         261,619          275,948
        Corporate...........................................          60,125           63,677
                                                                  ----------       ----------
                                                                  $1,107,393       $1,102,875
        Net assets held for sale............................              --            4,492
                                                                  ----------       ----------
        Total...............................................      $1,107,393       $1,107,367
                                                                  ==========       ==========

--------
(a) Includes $5.3 million for a settlement of litigation in 2003. In 2002, corporate expenses includes $16.5 million loss from the early extinguishment of debt, the $6.4 million impairment loss on assets held for sale and the $12.8 million impairment on operations formerly held for sale. In 2001, corporate expenses include the $36.5 million impairment on operations formerly held for sale.

(b) Represents the noncash portion of restructuring, impairments, and other charges.

(c) Includes adjustments to depreciation for assets held for sale in 2002 and 2001.

    Geographic information for the years ended December 31, 2003, 2002 and 2001 and at December 31, 2003 and 2002, is presented below (in thousands):

                                                            2003             2002             2001
                                                         ----------       ----------       ----------
    Net sales:
        U.S........................................      $1,482,443       $1,561,859       $1,691,837
        Canada.....................................         189,221          166,846          176,931
                                                         ----------       ----------       ----------
        Total......................................      $1,671,664       $1,728,705       $1,868,768
                                                         ==========       ==========       ==========
    Identifiable assets:
        U.S........................................      $  948,530       $  964,310
        Canada.....................................         158,863          138,565
                                                         ----------       ----------
        Total......................................      $1,107,393       $1,102,875
                                                         ==========       ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

                                                        FIRST            SECOND           THIRD            FOURTH
                                                      QUARTER(a)        QUARTER          QUARTER          QUARTER
                                                      ----------       ----------       ----------       ----------
    2003
    Net sales...................................      $ 427,320         $407,826         $412,218         $424,300
    Gross profit................................         83,920           79,125           81,877           89,624
    Income (loss) from continuing operations....            532           (1,683)           2,172            2,903
    Discontinued operations.....................         (2,500)             581               --              371
    Cumulative effect of a change in accounting
      principle.................................            322               --               --               --
                                                      ---------         --------         --------         --------
    Net income (loss)...........................      $   2,710         $ (2,264)        $  2,172         $  2,532
                                                      =========         ========         ========         ========
    Earnings (loss) per share--basic and
      diluted:
        Income (loss) from continuing
          operations............................      $    0.01         $  (0.04)        $   0.05         $   0.06
        Discontinued operations.................           0.05            (0.01)              --            (0.01)
        Cumulative effect of a change in
          accounting principle..................             --               --               --               --
                                                      ---------         --------         --------         --------
        Net income (loss) per share--basic and
          diluted...............................      $    0.06         $  (0.05)        $   0.05         $   0.05
                                                      =========         ========         ========         ========

                                                        FIRST            SECOND           THIRD            FOURTH
                                                       QUARTER          QUARTER          QUARTER          QUARTER
                                                      ----------       ----------       ----------       ----------
    2002
    Net sales...................................      $ 443,482         $420,967         $428,720         $435,536
    Gross profit................................         88,029           78,838           85,235           91,239
    Income (loss) from continuing operations....        (13,609)         (38,069)         (22,149)             339
    Discontinued operations.....................         (7,999)            (153)          (5,804)          (2,912)
    Cumulative effect of a change in accounting
      principle.................................       (111,748)              --               --               --
                                                      ---------         --------         --------         --------
    Net loss....................................      $(133,356)        $(38,222)        $(27,953)        $ (2,573)
                                                      =========         ========         ========         ========
    Loss per share--basic and diluted
        Income (loss) from continuing
          operations............................      $   (0.29)        $  (0.80)        $  (0.46)        $   0.01
        Discontinued operations.................          (0.17)              --            (0.13)           (0.06)
        Cumulative effect of a change in
          accounting principle..................          (2.34)              --               --               --
                                                      ---------         --------         --------         --------
        Net loss per share--basic and diluted...      $   (2.80)        $  (0.80)        $  (0.59)        $  (0.05)
                                                      =========         ========         ========         ========

--------
(a) The first quarter data for 2003 has been restated from data previously reported to reflect the adoption of FIN 46 effective January 1, 2003 (See Note 2).

19. SUBSEQUENT EVENT

    On February 20, 2004, a jury in Los Angeles County, California returned a $5.3 million verdict in favor of an ex-employee who had sued the Company alleging wrongful dismissal. In order to avoid the expense and risk of further litigation and appeals, the Company settled the dispute. The amount of the settlement and the costs of the litigation are reflected in the consolidated statement of operations for the year ended December 31, 2003.

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                            December 31, 2003
                                             (in thousands)

                                                                  COMBINED
                                          PARENT                 GUARANTOR
                                         GUARANTOR    ISSUER    SUBSIDIARIES     ELIM.     CONSOLIDATED
                                         ---------   --------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents............   $    --    $     --     $    307     $      --    $      307
  Accounts receivable, net.............        --      50,125      173,416            --       223,541
  Inventories, net.....................        --      35,509       55,893            --        91,402
  Note receivable from subsidiaries....        --     603,100           --      (603,100)           --
  Other current assets.................        --      32,109       16,026            --        48,135
                                          -------    --------     --------     ---------    ----------
    Total current assets...............        --     720,843      245,642      (603,100)      363,385
Investment in subsidiaries.............    68,019      12,364           --       (80,383)           --
Property, plant and equipment, net.....        --      90,956      297,284            --       388,240
Goodwill and other intangible assets,
 net...................................        --      67,474      251,605            --       319,079
Other assets, net......................        --      29,322        7,367            --        36,689
                                          -------    --------     --------     ---------    ----------
Total assets...........................   $68,019    $920,959     $801,898     $(683,483)   $1,107,393
                                          =======    ========     ========     =========    ==========
Current liabilities:
  Accounts payable.....................   $    --    $ 29,092     $111,376     $      --    $  140,468
  Other current liabilities............        --      58,868       58,701            --       117,569
  Intercompany payable (receivable)....        --       9,059       (9,059)           --            --
  Note payable to Issuer...............        --          --      603,100      (603,100)           --
  Current portion of long-term debt....        --       1,776          799            --         2,575
                                          -------    --------     --------     ---------    ----------
    Total current liabilities..........        --      98,795      764,917      (603,100)      260,612
Long-term debt.........................        --     741,589        4,797            --       746,386
Deferred income taxes..................        --      (4,040)      10,757            --         6,717
Other long-term liabilities............        --      16,596        9,063            --        25,659
                                          -------    --------     --------     ---------    ----------
    Total liabilities..................        --     852,940      789,534      (603,100)    1,039,374
Shareholders' equity...................    68,019      68,019       12,364       (80,383)       68,019
                                          -------    --------     --------     ---------    ----------
Total liabilities and shareholders'
 equity................................   $68,019    $920,959     $801,898     $(683,483)   $1,107,393
                                          =======    ========     ========     =========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


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
                                       =======    ==========    =========     ===========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                     Year Ended December 31, 2003
                                            (in thousands)

                                                                  COMBINED
                                          PARENT                 GUARANTOR
                                         GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                         ---------   --------   ------------   --------   ------------
Net sales..............................   $   --     $412,819    $1,258,845    $     --    $1,671,664
Cost of sales..........................       --      342,852       994,266          --     1,337,118
                                          ------     --------    ----------    --------    ----------
Gross profit...........................       --       69,967       264,579          --       334,546
Operating expenses:
  Selling, administrative and other....       --       62,671       184,917          --       247,588
  Restructuring and other operating
   charges.............................       --        4,617         2,126          --         6,743
                                          ------     --------    ----------    --------    ----------
Operating income (loss)................       --        2,679        77,536          --        80,215
Other (income) expense:
  Interest expense.....................       --       71,503           388          --        71,891
  Intercompany interest expense
   (income)............................       --      (54,340)       54,340          --            --
  Other (income) expense...............       --        1,154           665          --         1,819
                                          ------     --------    ----------    --------    ----------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries..........................       --      (15,638)       22,143          --         6,505
Provision for income taxes.............       --       (6,255)        8,836          --         2,581
                                          ------     --------    ----------    --------    ----------
Income (loss) from continuing
 operations, before undistributed
 earnings of subsidiaries..............       --       (9,383)       13,307          --         3,924
Equity in undistributed earnings of
 subsidiaries..........................    5,150       13,307            --     (18,457)           --
                                          ------     --------    ----------    --------    ----------
Income from continuing operations......    5,150        3,924        13,307     (18,457)        3,924
Gain from discontinued operations......       --        1,548            --          --         1,548
Cumulative effect of a change in
 accounting principle..................       --         (322)           --          --          (322)
                                          ------     --------    ----------    --------    ----------
Net income (loss)......................   $5,150     $  5,150    $   13,307    $(18,457)   $    5,150
                                          ======     ========    ==========    ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                     Year Ended December 31, 2002
                                            (in thousands)

                                                                 COMBINED
                                        PARENT                  GUARANTOR
                                       GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                       ---------   ---------   ------------   --------   ------------
Net sales............................  $      --   $ 519,971    $1,208,734    $     --    $1,728,705
Cost of sales........................         --     420,696       964,665          --     1,385,361
                                       ---------   ---------    ----------    --------    ----------
Gross profit.........................         --      99,275       244,069          --       343,344
Other operating expenses.............        161      75,033       190,777          --       265,971
Restructuring and other operating
 charges.............................         --      56,641        17,910          --        74,551
Impairment charges...................         --      22,524        13,217          --        35,741
                                       ---------   ---------    ----------    --------    ----------
Operating income (loss)..............       (161)    (54,923)       22,165          --       (32,919)
Other expense (income):
  Interest expense...................      5,188      75,580        58,008     (68,315)       70,461
  Other expense (income).............     (5,820)    (61,341)          600      68,315         1,754
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations before income taxes and
 equity in undistributed earnings of
 subsidiaries........................        471     (69,162)      (36,443)         --      (105,134)
Income tax benefit...................         --     (19,646)      (12,000)         --       (31,646)
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations before equity in
 undistributed earnings of
 subsidiaries........................        471     (49,516)      (24,443)         --       (73,488)
Equity in undistributed earnings of
 subsidiaries........................   (202,575)   (136,191)           --     338,766            --
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations before extraordinary
 items and cumulative effect of a
 change in accounting principle......   (202,104)   (185,707)      (24,443)    338,766       (73,488)
Loss on disposal, net of tax
 benefit.............................         --     (16,868)           --          --       (16,868)
Cumulative effect of a change in
 accounting principle................         --          --      (111,748)         --      (111,748)
                                       ---------   ---------    ----------    --------    ----------
Net income (loss)....................  $(202,104)  $(202,575)   $ (136,191)   $338,766    $ (202,104)
                                       =========   =========    ==========    ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                     Year Ended December 31, 2001
                                            (in thousands)

                                                                 COMBINED
                                        PARENT                  GUARANTOR
                                       GUARANTOR    ISSUER     SUBSIDIARIES    ELIM.     CONSOLIDATED
                                       ---------   ---------   ------------   --------   ------------
Net sales............................  $      --   $ 590,082    $1,278,686    $     --    $1,868,768
Cost of sales........................         --     477,170     1,003,965          --     1,481,135
                                       ---------   ---------    ----------    --------    ----------
Gross profit.........................         --     112,912       274,721          --       387,633
Operating expenses:
  Selling, administrative and
   other.............................        378      87,621       205,202          --       293,201
  Impairment on assets held for sale
   and former discontinued
   operation.........................         --          --        36,523          --        36,523
  Restructuring and other operating
   charges...........................         --      38,878         4,207          --        43,085
                                       ---------   ---------    ----------    --------    ----------
Operating income (loss)..............       (378)    (13,587)       28,789          --        14,824
Other (income) expense:
  Interest expense...................      7,970      73,260        58,590     (76,506)       63,314
  Other expense (income).............     (8,923)    (66,925)        1,265      76,506         1,923
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations, before income taxes and
 undistributed earnings of
 subsidiaries........................        575     (19,922)      (31,066)         --       (50,413)
Provision (benefit) for income
 taxes...............................         --      (7,670)        2,470          --        (5,200)
                                       ---------   ---------    ----------    --------    ----------
Income (loss) from continuing
 operations, before undistributed
 earnings of subsidiaries............        575     (12,252)      (33,536)         --       (45,213)
Equity in undistributed earnings of
 subsidiaries........................   (136,792)    (42,845)           --     179,637            --
                                       ---------   ---------    ----------    --------    ----------
Income from continuing operations....   (136,217)    (55,097)      (33,536)    179,637       (45,213)
Loss from discontinued operations....         --     (81,695)       (9,309)         --       (91,004)
                                       ---------   ---------    ----------    --------    ----------
Net income (loss)....................  $(136,217)  $(136,792)   $  (42,845)   $179,637    $ (136,217)
                                       =========   =========    ==========    ========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                            CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                           December 31, 2003
                                            (in thousands)

                                                                             COMBINED
                                                  PARENT                    GUARANTOR
                                                 GUARANTOR     ISSUER      SUBSIDIARIES   CONSOLIDATED
                                                 ---------   -----------   ------------   ------------
Cash flows from operating activities...........    $ --      $     5,431     $ 54,028     $    59,459
Cash flows from investing activities:
  Acquisitions, net of cash acquired...........      --               --       (2,800)         (2,800)
  Proceeds from divestitures, net..............      --               --        3,864           3,864
  Capital expenditures.........................      --           (2,162)     (29,440)        (31,602)
  Intercompany advances........................     (75)          26,341      (26,266)             --
  Proceeds from sales of property, plant and
   equipment...................................      --                3          679             682
                                                   ----      -----------     --------     -----------
  Net cash provided by (used in) investing
   activities..................................     (75)          24,182      (53,963)        (29,856)
Cash flows from financing activities:
  Proceeds from exercise of stock options......      75               --           --              75
  Proceeds from issuance of long-term debt.....      --        1,915,452           --       1,915,452
  Repayments of long-term debt.................      --       (1,946,539)      (1,760)     (1,948,299)
  Capitalized loan fees........................      --             (484)          --            (484)
                                                   ----      -----------     --------     -----------
  Net cash provided by (used in) financing
   activities..................................      75          (31,571)      (1,760)        (33,256)
Effect of exchange rate changes on cash and
 cash equivalents..............................      --               --        1,310           1,310
                                                   ----      -----------     --------     -----------
Net decrease in cash and cash equivalents......      --           (1,958)        (385)         (2,343)
Cash and cash equivalents at beginning of
 year..........................................      --            1,958          692           2,650
                                                   ----      -----------     --------     -----------
Cash and cash equivalents at end of year.......    $ --      $        --     $    307     $       307
                                                   ====      ===========     ========     ===========

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                           CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                           December 31, 2002
                                            (in thousands)

                                                                            COMBINED
                                                 PARENT                    GUARANTOR
                                                GUARANTOR     ISSUER      SUBSIDIARIES   CONSOLIDATED
                                                ---------   -----------   ------------   ------------
Cash flows from operating activities..........  $  (3,914)  $   (31,306)   $  58,191     $    22,971
Cash flows from investing activities:
  Acquisition costs...........................         --        (2,610)          --          (2,610)
  Capital expenditures........................         --        (8,336)     (22,560)        (30,896)
  Proceeds from divestitures, net.............         --       122,330           --         122,330
  Intercompany advances.......................         --      (108,783)     108,783              --
  Proceeds from the sale of assets............         --         9,862        2,133          11,995
                                                ---------   -----------    ---------     -----------
  Net cash provided by investing activities...         --        12,463       88,356         100,819
Cash flows from financing activities:
  Proceeds from common stock issuance.........         18            --           --              18
  Proceeds from long-term debt................         --     1,635,102           --       1,635,102
  Proceeds for repayment of intercompany note
   from Issuer................................    142,959      (142,959)          --              --
  Repayments of long-term debt................   (139,063)   (1,575,902)     (11,753)     (1,726,718)
  Intercompany dividends......................         --       129,246     (129,246)             --
  Debt issuance costs.........................         --       (18,624)          --         (18,624)
                                                ---------   -----------    ---------     -----------
  Net cash provided by (used in) financing
   activities.................................      3,914        26,863     (140,999)       (110,222)
Effect of exchange rate changes on cash.......         --            --         (985)           (985)
Net cash used in discontinued operations......         --            --      (10,827)        (10,827)
                                                ---------   -----------    ---------     -----------
Net change in cash and cash equivalents.......         --         8,020       (6,264)          1,756
Balance at beginning of year..................         --        (1,589)       2,483             894
                                                ---------   -----------    ---------     -----------
Balance at end of year........................  $      --   $     6,431    $  (3,781)    $     2,650
                                                =========   ===========    =========     ===========

                     MAIL-WELL, INC. AND SUBSIDIARIES

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                            CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             December 31, 2001
                                              (in thousands)

                                                                  COMBINED
                                         PARENT                  GUARANTOR
                                        GUARANTOR    ISSUER     SUBSIDIARIES     ELIM.     CONSOLIDATED
                                        ---------   ---------   ------------   ---------   ------------
Cash flows from operating
 activities...........................    $  --     $  17,692    $(101,449)    $ 254,692    $ 170,935
Cash flows from investing activities:
  Acquisition costs, net of cash
   acquired...........................       --        (3,838)          --            --       (3,838)
  Capital expenditures................       --       (13,187)     (19,555)           --      (32,742)
  Purchase of investments.............       --          (100)          --            --         (100)
  Investment in subsidiaries..........     (413)      (12,940)      13,353            --           --
  Other, net..........................       --            --        3,782            --        3,782
                                          -----     ---------    ---------     ---------    ---------
  Net cash used in investing
   activities.........................     (413)      (30,065)      (2,420)           --      (32,898)
Cash flows from financing activities:
  Decrease in accounts receivable
   financing facility.................       --            --      (75,000)           --      (75,000)
  Proceeds from exercise of stock
   options............................      413            --           --            --          413
  Proceeds from issuance of long-term
   debt...............................       --       628,013        6,391            --      634,404
  Repayments of long-term debt........       --      (682,612)     (16,910)           --     (699,522)
  Capitalized loan fees...............       --        (4,439)          --            --       (4,439)
  Investment by parent................       --        68,233      186,459      (254,692)          --
                                          -----     ---------    ---------     ---------    ---------
  Net cash provided by (used in)
   financing activities...............      413         9,195      100,940      (254,692)    (144,144)
Effect of exchange rate changes on
 cash and cash equivalents............       --            --          (73)           --          (73)
Cash flows from discontinued
 operations...........................       --            --        6,612            --        6,612
                                          -----     ---------    ---------     ---------    ---------
Net increase (decrease) in cash and
 cash equivalents.....................       --        (3,178)       3,610            --          432
Cash and cash equivalents at beginning
 of year..............................       --         1,589       (1,127)           --          462
                                          -----     ---------    ---------     ---------    ---------
Cash and cash equivalents at end of
 year.................................    $  --     $  (1,589)   $   2,483     $      --    $     894
                                          =====     =========    =========     =========    =========

                     MAIL-WELL, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                                                                                       DIRECTOR
NAME                                  AGE   POSITION                                                   SINCE(1)
----                                  ---   --------                                                   ---------
Paul V. Reilly....................     51   Chairman, President and Chief Executive Officer              1998
Thomas E. Costello(3)(5)..........     64   Director                                                     2003
Frank P. Diassi(2)(5).............     70   Director                                                     1993
Frank J. Hevrdejs(2)(4)...........     58   Director                                                     1993
Martin J. Maloney(3)(4)...........     59   Director                                                     2003
David M. Olivier(3)(5)............     60   Director                                                     2003
Jerome W. Pickholz(2)(4)..........     71   Director                                                     1994
Alister W. Reynolds(3)(4).........     46   Director                                                     2002
Susan O. Rheney(2)(4).............     44   Director                                                     2003
Gordon A. Griffiths...............     61   President--Commercial Division
Robert C. Hart....................     66   President--Resale Division
Herbert H. Davis III..............     56   Senior Vice President--Corporate Development and Chief
                                              Legal Officer
Michel P. Salbaing................     58   Senior Vice President--Finance and Chief Financial
                                              Officer
Brian P. Hairston.................     46   Vice President--Human Resources
William W. Huffman, Jr............     55   Vice President--Corporate Controller
D. Robert Meyer, Jr...............     47   Vice President--Treasurer
Matthew H. Mitchell...............     39   Vice President--Chief Information Officer
Keith T. Pratt....................     57   Vice President--Purchasing
Wayne M. Wolberg..................     54   Vice President--General Auditor
Mark L. Zoeller...................     44   Vice President--General Counsel and Secretary

--------
(1)  Directors serve one year terms.
(2)  Member of the Governance and Nominating Committee.
(3)  Member of the Compensation and Human Resources Committee.
(4)  Member of the Audit Committee.
(5)  Member of the Health, Safety and Environmental Committee.

    PAUL V. REILLY has served as the Parent Company's President and Chief Executive Officer since January 2001, Chairman of the Board since June 2001, and has been a Director since 1998. Mr. Reilly was President and Chief Operating Officer from January 1998 to March 2001, and was Senior Vice President--Finance and Chief Financial Officer from 1995 to 1998. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of positions including Assistant Corporate Treasurer, Corporate Treasurer, Vice President and Chief Financial Officer, and General Manager of United States Operations. Mr. Reilly is a Certified Public Accountant.

    THOMAS E. COSTELLO became a director in February 2003. From 1991 through retirement in 2002, Mr. Costello served as Chief Executive Officer of Xpedx, a multi-billion dollar business to business distributor of printing and packaging products, and Senior Vice President of International Paper Co. Xpedx is a wholly-owned division of International Paper. He is a director of Cadmus Communications

Corporation, a customized printer, and Intertape Polymer Group, a manufacturer of tape for plastic packaging. Mr. Costello is a member of the Compensation and Human Resources Committee and the Health, Safety and Environmental Committee of the Board of Directors.

    FRANK P. DIASSI has been a director since 1993. Mr. Diassi was Chairman of Sterling Chemicals, Inc., a manufacturer of commodity petrochemicals and chemicals used primarily in the pulp and paper industry, from 1996 through 2001. He was a founding director of Arcadian Corporation, the largest nitrogen fertilizer company in North America. From 1989 to 1994 Mr. Diassi was a director and Chairman of the Finance Committee of Arcadian Corporation. Mr. Diassi has been manager and a member of The Unicorn Group, LLC, an investment company, since 1981. Mr. Diassi is a director of Fibreglass Holdings, Inc., a truck accessory manufacturer, a director and Chairman of Amerlux Inc., a commercial lighting company, a director and Chairman of Software Plus, Inc., a human resources/ payroll software design firm, and a director of Lifelines Technology, Inc., a manufacturer of time and temperature indicator labels. On July 16, 2001, Sterling Chemicals, Inc., a company for which Mr. Diassi has served as an executive officer, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Diassi is a member of the Governance and Nominating Committee and Chairman of the Health, Safety and Environmental Committee of the Board of Directors.

    FRANK J. HEVRDEJS has been a director since 1993. In 1982, Mr. Hevrdejs co-founded The Sterling Group, L.P., a private investment company, where he is currently a principal and Chairman. He also serves as President of First Sterling Ventures Corp., an investment company, and Chairman of Enduro Holdings, Inc., a structural and electrical manufacturing company, and Chairman of Fibreglass Holdings, Inc., a truck accessory manufacturer. He is a director of Eagle U.S.A., an air-freight company. From 1998 through 2003, he was a director of the Houston Regional Board of J.P. Morgan Chase and Co., a financial institution. Mr. Hevrdejs is a certified public accountant. He was a public accounting auditor in the accounting firm of Deloitte Haskins and Sells, now known as Deloitte & Touche LLP, corporate accounting manager of Baker International and a financial consultant. He is also chairman of the audit committee of Eagle U.S.A. Mr. Hevrdejs is a member of the Audit Committee and serves as Chairman of the Governance and Nominating Committee of the Board of Directors.

    MARTIN J. MALONEY became a director in February 2003. Since 1984, Mr. Maloney has served as Chairman and Co-Founder of Broadford and Maloney, Inc., an agency specializing in public relations, advertising and marketing communications for graphic arts related companies. Since 1989, he has served on the Board of Advisors of the New York University Center for Graphic Arts Management. He is also a Director of the Association of Graphic Communications and serves on the Board of Governors of Legatus. Mr. Maloney served as internal auditor and prepared annual reports for companies for over 20 years. Mr. Maloney is a member of the Compensation and Human Resources Committee and the Audit Committee of the Board of Directors.

    DAVID M. OLIVIER became a director in February 2003. Mr. Olivier was with Wyeth Corporation, a pharmaceutical company, and its affiliated entities for over 35 years when he retired in May 2002. He was a Director and Senior Vice President at the time of his retirement. He is also a Director of Summerset Medical Center, a Director and advisor to Taratec, a management consulting company, and an Advisor to AIG Healthcare Partners, a private equity firm. Mr. Oliver is a member of the Compensation and Human Resources Committee and the Health, Safety and Environmental Committee of the Board of Directors.

    JEROME W. PICKHOLZ has been a director since 1994. From 1978 until 1994, he was Chief Executive Officer of Ogilvy & Mather Direct Worldwide, a direct advertising agency. From 1994 through 1995, he served as Chairman of the Board of Ogilvy & Mather Direct Worldwide where he is now Chairman Emeritus. Mr. Pickholz served as founder and Chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company, from 1996 until January 2001, and he has been a direct marketing consultant since February 2001. Mr. Pickholz is a certified public accountant. Mr. Pickholz serves as the

Chairman of the Audit Committee and as a member of the Governance and Nominating Committee of the Board of Directors.

    ALISTER W. REYNOLDS has been a director since 2002. Mr. Reynolds has been employed by Quest Diagnostics, Inc., a provider of diagnostic laboratory testing services, and its former parent company, Corning Incorporated, since 1982 in various positions, including Senior Vice President--U.S. Operations and, most recently, Senior Advisor to the Office of the Chairman. Mr. Reynolds received an MBA in finance from Cornell University. He is also a director of Soma Logic Incorporated, a privately held biotechnology company, Health Care Waste Solutions and Viecore, Inc., a privately held software integration company. He is a member of the Audit Committee and Chairman of the Compensation and Human Resources Committee of the Board of Directors.

    SUSAN O. RHENEY became a director in February 2003. Ms. Rheney previously served as a director of the Company from 1993 to 1997. She was a principal in The Sterling Group, L.P., a private investment company, from 1992 to 2001. Ms. Rheney is also a Director of Genesis Energy LP, an oil pipeline company, and Texas Petrochemical Holdings, Inc., a chemical manufacturer. From 1999 through 2003, she served as a Director of American Plumbing and Mechanical, Inc., a plumbing contractor. Texas Petrochemical filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in July 2003. In connection with this filing, the holder of discount notes issued by Texas Petrochemical filed a lawsuit against the directors and officers of Texas Petrochemical in December 2003. Ms. Rheney received an MBA from Harvard University. She is a certified public accountant and was a public accounting auditor for the accounting firm of Deloitte & Touche. Ms. Rheney is a member of the Governance and Nominating Committee and the Audit Committee of the Board of Directors.

    GORDON A. GRIFFITHS served as Senior Vice President since 2002 and as President of our Commercial Segment since our reorganization in October 2003. From April 2002 until October 2003, he served as President and Chief Executive Officer of our former Commercial Printing Division. From February 2000 until April 2002, Mr. Griffiths was Chairman and Chief Executive Officer of Pareto Corporation, a Canadian knowledge services provider. He continues to serve as Director of Pareto Corporation. In 2000, Mr. Griffiths co-founded the Caxton Group, a marketing services agency, which became a public company in 2001. He was President of St. Joseph Corporation, Canada's largest privately owned printer, from May 1997 until February 2000.

    ROBERT C. HART served as Senior Vice President since 2000, and as President of our Resale Segment since our reorganization in October 2003. From 2000 until October 2003, he served as President and Chief Executive Officer of our former Envelope Division. From 1998, until he joined the Company, he owned his own consulting firm after having spent over 30 years with Riverwood International, a paperboard and packaging company. While at Riverwood, Mr. Hart served as Vice President and Mill Manager, Vice President, Sales and Marketing, Vice President, and General Manager of Paperboard Operations. As Senior Vice President of the paperboard operation, Mr. Hart directed the operations of three paper mills.

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

    BRIAN P. HAIRSTON has been Vice President--Human Resources since August 2002. From April 2001 through August 2002, he was a human resources consultant for a variety of firms. From October 1999 until April 2001, he was Senior Vice President--Human Resources for Kellogg Corporation, a cereal producer. From 1997 to 1999, he served as Vice President--Human Resources for CitiGroup, a financial institution.

    WILLIAM W. HUFFMAN, JR. has been Vice President--Corporate Controller since November 2000. From January 1999 to November 2000, he was Vice President--Chief Financial Officer of the Company's commercial printing division. In 1997 and 1998, he was a financial consultant. Mr. Huffman began his career with the accounting firm of Coopers & Lybrand and is a Certified Public Accountant.

    D. ROBERT MEYER, JR. has been Vice President--Treasurer since 1998. From 1994 to 1998, Mr. Meyer was a partner in the tax department of the accounting firm of Deloitte & Touche LLP. Mr. Meyer is a licensed attorney, Certified Public Accountant and Certified Financial Planner.

    MATTHEW H. MITCHELL has been Vice President--Chief Information Officer since December 2003. From 1996 to November 2003, he served as Vice President--Information Services with Aramark Educational Resources, Inc., an educational service provider.

    KEITH T. PRATT has been Vice President--Purchasing and Supply Chain Management since 1998. From 1994 to 1998, Mr. Pratt was Vice President of Material Sourcing and Logistics of Ply Gem Industries, a subsidiary of Nortek, Inc., a building products manufacturer.

    WAYNE M. WOLBERG has been Vice President--General Auditor since October 2001. From June 2000 to April 2001, he served as Vice President--Finance of AT&T Broadband. Mr. Wolberg was Vice President and General Auditor of MediaOne from 1996 to 2000. He is a Certified Management Accountant.

    MARK L. ZOELLER has been Vice President--General Counsel and Secretary since January 2003. He joined the Company in 1997 as Corporate Counsel, was Assistant General Counsel from May 2000 to May 2001 and was Vice
President--Corporate Development from May 2001 until January 2003. He is a licensed attorney.

    The sections captioned "GOVERNANCE, BOARD COMMITTEES AND BOARD COMPENSATION--Corporate Governance," and "OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The sections captioned "GOVERNANCE, BOARD COMMITTEES AND BOARD COMPENSATION--Board Compensation," and "--Compensation and Human Resources Committee Interlocks and Insider Participation," "COMPENSATION OF EXECUTIVE OFFICERS," "REPORT ON EXECUTIVE COMPENSATION," and "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The sections captioned "OWNERSHIP OF VOTING SECURITIES" and
"COMPENSATION OF EXECUTIVE OFFICERS--Equity Compensation Plan Information" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section captioned "COMPENSATION OF EXECUTIVE OFFICERS--Executive Agreements--Loan to Mr. Salbaing" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The section captioned "INDEPENDENT PUBLIC AUDITORS" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

Included in Part II, Item 8 of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

                                                                                  PAGE
                                                                                  ----
Schedule I     Condensed Parent-Only Balance Sheets at December 31, 2003
                 and 2002 and Condensed Parent-Only Statements of
                 Operations and Cash Flows for the Years Ended December 31,
                 2003, 2002, and 2001......................................        80
Schedule II    Valuation and Qualifying Accounts for the Years Ended
                 December 31, 2003, 2002, and 2001.........................        84

(a)(3) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

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

  3.4 Bylaws of Mail-Well I Corporation--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

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

  4.5* Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

         relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2013.

  4.6* Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation, and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8% Senior Notes due 2013.

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

 10.11 Form of Incentive Stock Option Agreement under 2001 Long-Term Equity Incentive Plan-- incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.12 Form of Restricted Stock Award Agreement under 2001 Long-Term Equity Incentive Plan-- incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.13 Purchase Agreement dated March 8, 2002, between Mail-Well I Corporation, and Credit Suisse First Boston, UBS Warburg LLC, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., as Initial Purchasers, relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

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

 10.24 Employment and Executive Severance Agreement dated as of March 10, 2003, between the Company and Paul V. Reilly--incorporated by reference to Exhibit 10.26 of the Company's Annual Form 10-K filed March 21, 2003.

 10.25 Form of Executive Severance Agreement entered into between the Company and each of the following: Michel Salbaing, Gordon Griffiths, Brian Hairston, Herbert H. Davis, Keith Pratt, William Huffman, D. Robert Meyer and Mark Zoeller--incorporated by reference to Exhibit 10.27 of the Company's Annual Form 10-K filed March 21, 2003.

 21*     Subsidiaries of the Company.

 23*     Consent of Ernst & Young LLP.

 24      Power of Attorney--incorporated by reference to page 86.

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

--------
 * Filed herewith.
** Furnished herewith.


(b) REPORTS ON FORM 8-K

1. Current Report on Form 8-K filed November 3, 2003, providing certain disclosures under Regulation FD.

2. Current Report on Form 8-K filed November 5, 2003, disclosing other events and providing certain disclosures under Regulation FD.

(c) EXHIBITS FILED

Included in Item 15(a)(3) of this Report.

(d) FINANCIAL STATEMENT SCHEDULES FILED

Included in Item 15(a)(2) of this Report.

                                                                 SCHEDULE I

                              MAIL-WELL, INC.
              (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

                         CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                                           DECEMBER 31
                                                      ---------------------
                                                       2003          2002
                                                      -------       -------
ASSETS
Investment in subsidiary........................      $68,019       $42,768
                                                      -------       -------
Total assets....................................      $68,019       $42,768
                                                      =======       =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Shareholders' equity............................      $68,019       $42,768
                                                      -------       -------
Total liabilities and shareholders' equity......      $68,019       $42,768
                                                      =======       =======

               See notes to condensed financial statements.

                                                                 SCHEDULE I

                                          MAIL-WELL, INC.
                         (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

                               CONDENSED STATEMENTS OF OPERATIONS
                                     (dollars in thousands)

                                                            FOR THE YEAR ENDED DECEMBER 31
                                                      ------------------------------------------
                                                       2003            2002              2001
                                                      ------         ---------         ---------
Other operating costs:

    Administrative..................................  $   --         $      --         $     359

    Amortization....................................      --               161                19
                                                      ------         ---------         ---------
        Total other operating costs.................      --               161               378
                                                      ------         ---------         ---------
Operating loss......................................      --              (161)             (378)

Other (income) expense:

    Interest expense-debt...........................      --             5,188             7,970

    Interest income from subsidiary.................      --            (5,820)           (8,923)
                                                      ------         ---------         ---------
Income before equity in undistributed earnings of
  subsidiary........................................      --               471               575
                                                      ------         ---------         ---------
Equity (loss) in undistributed earnings of
  subsidiary........................................   5,150          (202,575)         (136,792)
                                                      ------         ---------         ---------
Net income (loss)...................................  $5,150         $(202,104)        $(136,217)
                                                      ======         =========         =========

                          See notes to condensed financial statements.

                                                                 SCHEDULE I

                                           MAIL-WELL, INC.
                         (PARENT-ONLY FINANCIAL SUPPLEMENTAL STATEMENTS)

                                CONDENSED STATEMENTS OF CASH FLOWS
                                      (dollars in thousands)

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                           --------------------------------------
                                                            2003          2002            2001
                                                           ------       ---------       ---------
Cash flow from operating activities:

    Net income (loss)....................................  $5,150       $(202,104)      $(136,217)

    Adjustments to reconcile net income to net cash provided (used in) by operating activities:

        Equity in undistributed earnings (loss) of
          subsidiary.....................................   5,150         202,575         136,792

        Amortization.....................................      --           1,023             859

    Changes in operating assets and liabilities, net of effects of acquired businesses:

            Other working capital........................      --          (5,408)         (1,434)
                                                           ------       ---------       ---------
            Net cash used in operating activities........      --          (3,914)             --

Cash flow from investing activities:

    Investment in subsidiary.............................      --              --            (413)

    Other activity with subsidiary, net..................     (75)             --              --
                                                           ------       ---------       ---------
            Net cash provided by (used in) investing
              activities.................................     (75)             --            (413)

Cash flow from financing activities:

    Net proceeds from issuance of common stock...........      75              18             413

    Proceeds from intercompany debt......................      --         142,959              --
    Repayment of long-term debt..........................      --        (139,063)             --
                                                           ------       ---------       ---------
            Net cash provided by financing activities....      75           3,914             413
                                                           ------       ---------       ---------
Net increase (decrease) in cash and cash equivalents.....      --              --              --

Cash and cash equivalents at beginning of year...........      --              --              --
                                                           ------       ---------       ---------
Cash and cash equivalents at end of year.................  $   --       $      --       $      --
                                                           ======       =========       =========

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

3. DEBT AND GUARANTEES

    The Company has guaranteed all debt of MWI and it's subsidiaries ($749.0 million outstanding at December 31, 2003, including current maturities) and certain other obligations arising in the ordinary course of business. The aggregate amounts of MWI's and it's subsidiaries debt maturities for the five years following 2003 are: 2004--$2.6 million; 2005--$75.8 million; 2006--$2.3 million; 2007--$13.5 million; 2008--$301.0 million; and $353.8 million thereafter.

4. DIVIDENDS RECEIVED

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

                                                                SCHEDULE II

                                MAIL-WELL, INC. AND SUBSIDIARIES
                        SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                    (amounts in thousands)

                                                           FOR THE YEAR ENDED DECEMBER 31
                                                       ---------------------------------------
                                                        2003            2002            2001
                                                       -------         -------         -------
ACCOUNTS RECEIVABLE ALLOWANCES
Balance at beginning of year.........................  $ 4,673         $ 5,385         $ 4,618
Charged to costs and expenses........................    3,276           4,026           3,674
Recoveries and other charges.........................      (72)            552           3,994 (1)
Deductions(2)........................................   (3,893)         (5,290)         (6,901)
                                                       -------         -------         -------
Balance at end of year...............................  $ 3,984         $ 4,673         $ 5,385
                                                       =======         =======         =======

INVENTORY RESERVES
Balance at beginning of year.........................  $ 5,668         $ 4,636         $ 4,995
Charged to costs and expenses........................    2,072           2,830           1,408
Recoveries and other charges.........................   (1,514)           (602)           (559)(1)
Deductions(2)........................................   (1,234)         (1,196)         (1,208)
                                                       -------         -------         -------
Balance at end of year...............................  $ 4,992         $ 5,668         $ 4,636
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

(2)  Accounts and inventories written off.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on February 25, 2004.

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

              SIGNATURE                                        TITLE                                DATE
              ---------                                        -----                                ----

         /s/  PAUL V. REILLY                          Chairman of the Board,                  February 25, 2004
    ----------------------------                President & Chief Executive Officer
           Paul V. Reilly

       /s/  THOMAS E. COSTELLO                               Director                         February 25, 2004
    ----------------------------
         Thomas E. Costello

        /s/  FRANK P. DIASSI                                 Director                         February 25, 2004
    ----------------------------
           Frank P. Diassi

       /s/  FRANK. J. HEVRDEJS                               Director                         February 25, 2004
    ----------------------------
          Frank J. Hevrdejs

       /s/  MARTIN J. MALONEY                                Director                         February 25, 2004
    ----------------------------
          Martin J. Maloney

        /s/  DAVID M. OLIVIER                                Director                         February 25, 2004
    ----------------------------
          David M. Olivier

       /s/  JEROME W. PICKHOLZ                               Director                         February 25, 2004
    ----------------------------
         Jerome W. Pickholz

      /s/  ALISTER W. REYNOLDS                               Director                         February 25, 2004
    ----------------------------
         Alister W. Reynolds

        /s/  SUSAN O. RHENEY                                 Director                         February 25, 2004
    ----------------------------
           Susan O. Rheney

                    This page intentionally left blank

                    This page intentionally left blank

                    This page intentionally left blank

                    This page intentionally left blank

                    This page intentionally left blank

                    This page intentionally left blank