Form 10-Q
period 2004-03-31
MAIL WELL INC
filed 2004-05-03
CIK 920321

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 29, 2004 was $109,200,148.

    As of April 29, 2004 the Registrant had 48,384,789 shares of Common Stock, $0.01 par value, outstanding.

------------------------------------------------------------------------------
==============================================================================

                              TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----

Item 1.    Condensed Consolidated Financial Statements.................     1

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    17

Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk......................................................    24

Item 4.    Controls and Procedures.....................................    25


                         PART II--OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................    26

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    MAIL-WELL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (dollars in thousands)

                                                                 MARCH 31, 2004
                                                                  (UNAUDITED)         DECEMBER 31, 2003
                                                                 --------------       -----------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents..............................        $      259            $      307
    Accounts receivable, net...............................           224,034               223,541
    Inventories, net.......................................            99,639                91,402
    Other current assets...................................            50,236                48,135
                                                                   ----------            ----------
        TOTAL CURRENT ASSETS...............................           374,168               363,385

Property, plant and equipment, net.........................           380,328               388,240
Goodwill...................................................           298,885               299,392
Other intangible assets, net...............................            18,281                19,687
Other assets, net..........................................            40,311                36,689
                                                                   ----------            ----------
TOTAL ASSETS...............................................        $1,111,973            $1,107,393
                                                                   ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable.......................................        $  151,188            $  140,468
    Accrued compensation and related liabilities...........            53,938                53,209
    Other current liabilities..............................            52,102                64,360
    Current maturities of long-term debt...................             2,588                 2,575
                                                                   ----------            ----------
        TOTAL CURRENT LIABILITIES..........................           259,816               260,612

Long-term debt, less current maturities....................           774,749               746,386
Deferred income taxes......................................             1,507                 6,717
Other liabilities..........................................            26,243                25,659
                                                                   ----------            ----------
TOTAL LIABILITIES..........................................         1,062,315             1,039,374

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued..............................                --                    --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,384,123 and 48,380,457 shares issued
      and outstanding as of March 31, 2004 and December 31,
      2003, respectively...................................               484                   484
    Paid-in capital........................................           213,857               213,850
    Retained deficit.......................................          (166,866)             (150,331)
    Deferred compensation..................................            (1,569)               (1,714)
    Accumulated other comprehensive income.................             3,752                 5,730
                                                                   ----------            ----------
        TOTAL SHAREHOLDERS' EQUITY.........................            49,658                68,019
                                                                   ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................        $1,111,973            $1,107,393
                                                                   ==========            ==========

                     See notes to condensed consolidated financial statements.

                              MAIL-WELL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except earnings per share amounts)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                    2004             2003
                                                                  --------         --------
Net sales...................................................      $423,742         $427,320
Cost of sales...............................................       335,322          343,400
                                                                  --------         --------
Gross profit................................................        88,420           83,920
Operating expenses:
    Selling, general and administrative.....................        67,998           63,425
    Amortization of intangibles.............................         1,405              445
    Restructuring charges...................................           103              771
                                                                  --------         --------
Operating income............................................        18,914           19,279
Other expense:
    Interest expense........................................        18,399           18,214
    Loss from the early extinguishment of debt..............        17,748               --
    Other...................................................           441              132
                                                                  --------         --------
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting
  principle.................................................       (17,674)             933
Income tax benefit (expense)................................         1,139             (401)
                                                                  --------         --------
Income (loss) from continuing operations before cumulative
  effect of a change in accounting principle................       (16,535)             532
Gain on disposal of discontinued operations.................            --            2,500
Cumulative effect of a change in accounting principle.......            --             (322)
                                                                  --------         --------
Net income (loss)...........................................      $(16,535)        $  2,710
                                                                  ========         ========
Earnings (loss) per share--basic and diluted:
    Continuing operations...................................      $  (0.35)        $   0.01
    Discontinued operations.................................            --             0.05
    Cumulative effect of a change in accounting principle...            --               --
                                                                  --------         --------
Earnings (loss) per share--basic and diluted................      $  (0.35)        $   0.06
                                                                  ========         ========
Weighted average shares--basic..............................        47,739           47,668
Weighted average shares--diluted............................        47,739           48,376

                 See notes to condensed consolidated financial statements.

                                MAIL-WELL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (in thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                     2004               2003
                                                                  -----------         ---------
Cash flows from operating activities:
  Income (loss) from continuing operations..................      $   (16,535)        $     532
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in) operating
     activities:
       Depreciation.........................................           11,465            11,723
       Amortization.........................................            2,549             1,383
       Write-off of deferred financing fees.................            4,220                --
       Deferred income tax benefit..........................           (4,672)           (2,072)
       Loss (gain) on disposal of assets....................              (39)              258
       Other noncash charges, net...........................             (281)            1,012
  Changes in operating assets and liabilities, excluding the effects of operations sold:
       Accounts receivable..................................             (649)           (5,716)
       Inventories..........................................           (8,038)             (414)
       Accounts payable and accrued compensation............           11,752           (12,668)
       Income taxes payable.................................             (801)           (2,379)
       Other working capital changes........................          (11,369)           (5,388)
       Other, net...........................................           (2,080)              662
                                                                  -----------         ---------
        Net cash used in operating activities...............          (14,478)          (13,067)
Cash flows from investing activities:
      Capital expenditures..................................           (5,647)           (6,416)
      Proceeds from divestitures, net.......................               --             3,864
      Proceeds from sales of property, plant and
        equipment...........................................              229               515
                                                                  -----------         ---------
        Net cash used in investing activities...............           (5,418)           (2,037)
Cash flows from financing activities:
      Proceeds from issuance of long-term debt..............        1,174,037           485,122
      Repayments of long-term debt..........................       (1,145,661)         (472,188)
      Proceeds from issuance of common stock................                7                --
      Capitalized loan fees.................................           (8,291)             (316)
                                                                  -----------         ---------
        Net cash provided by financing activities...........           20,092            12,618
Effect of exchange rate changes on cash and cash
 equivalents................................................             (244)              180
                                                                  -----------         ---------
        Net decrease in cash and cash equivalents...........              (48)           (2,306)
Cash and cash equivalents at beginning of year..............              307             2,650
                                                                  -----------         ---------
Cash and cash equivalents at end of quarter.................      $       259         $     344
                                                                  ===========         =========

                   See notes to condensed consolidated financial statements.

                     MAIL-WELL, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Mail-Well, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

    The condensed consolidated financial statements for the three months ended March 31, 2003 reported in the Form 10-Q for the quarterly period ended March 31, 2003 have been restated as a result of the Company's adoption of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("Interpretation 46") in the second quarter of 2003. The provisions of Interpretation 46 required the Company to consolidate a trust that leases equipment to the Company under an operating lease. The effect of this consolidation was to increase net property, plant and equipment by $18.1 million and total debt by $18.5 million on January 1, 2003. The cumulative effect of this change in accounting principle was an after-tax charge of $0.3 million recorded January 1, 2003.

 2. STOCK-BASED COMPENSATION

    Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock.

    If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's reported and pro forma net income
(loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                    2004          2003
                                                                  --------       ------
     Net income (loss):
          As reported.......................................      $(16,535)      $2,710
          Pro forma.........................................      $(17,205)      $1,824
     Earnings (loss) per share--basic and diluted:
          As reported.......................................      $  (0.35)      $ 0.06
          Pro forma.........................................      $  (0.36)      $ 0.04

     The effect on pro forma net income (loss), earnings (loss) per share--basic and earnings (loss) per share--diluted of expensing the estimated fair value of stock options is not necessarily representative

                     MAIL-WELL, INC. AND SUBSIDIARIES

 2. STOCK-BASED COMPENSATION (CONTINUED)

of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options.

 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

  INVENTORIES

    The Company's inventories by major category were as follows (in thousands):

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2004              2003
                                                                   ---------       ------------
     Raw materials..........................................       $ 31,047          $ 28,344
     Work in process........................................         24,532            21,483
     Finished goods.........................................         49,127            46,570
                                                                   --------          --------
                                                                    104,706            96,397
     Reserves...............................................         (5,067)           (4,995)
                                                                   --------          --------
                                                                   $ 99,639          $ 91,402
                                                                   ========          ========

  PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consisted of the following (in thousands):

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2004              2003
                                                                     ---------       ------------
     Land and land improvements.............................         $  19,758        $  20,043
     Buildings and building improvements....................           109,848          109,563
     Machinery and equipment................................           515,541          511,820
     Furniture and fixtures.................................            16,098           15,986
     Construction in progress...............................            10,291            9,696
                                                                     ---------        ---------
                                                                       671,536          667,108
     Accumulated depreciation...............................          (291,208)        (278,868)
                                                                     ---------        ---------
                                                                     $ 380,328        $ 388,240
                                                                     =========        =========

  COMPREHENSIVE INCOME (LOSS)

    A summary of the comprehensive income (loss) was as follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                    2004            2003
                                                                  ---------       ---------
     Net income (loss)......................................      $(16,535)        $ 2,710
     Other comprehensive income (loss):
          Currency translation adjustment, net..............        (1,978)          7,388
                                                                  --------         -------
     Comprehensive income (loss)............................      $(18,513)        $10,098
                                                                  ========         =======

                     MAIL-WELL, INC. AND SUBSIDIARIES

 4. LONG-TERM DEBT

    At March 31, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

                                                                  MARCH 31,         DECEMBER 31,
                                                                    2004                2003
                                                                  ---------         ------------
     Senior Secured Credit Facility, due 2008...............      $ 83,923            $ 73,310
     Senior Notes, due 2012.................................       350,000             350,000
     Senior Subordinated Notes, due 2008....................            --             300,000
     Senior Subordinated Notes, due 2013....................       320,000                  --
     Other..................................................        23,414              25,651
                                                                  --------            --------
                                                                   777,337             748,961
     Less current maturities................................        (2,588)             (2,575)
                                                                  --------            --------
        Long-term debt......................................      $774,749            $746,386
                                                                  ========            ========

    Current maturities consist of scheduled payments on other long-term debt.

    In January 2004, the Company sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem the $300 million of 8 3/4% senior subordinated notes due 2008. The Company incurred costs of $6.9 million to issue the 7 7/8% senior subordinated notes. These costs have been deferred and will be amortized over the term of the notes. A loss of $17.7 million was recorded on the early extinguishment of the 8 3/4% senior subordinated notes consisting of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million.

    In March 2004, the Company amended its $300 million senior secured credit facility due 2005 to extend its term to June 2008. The cost incurred to amend the credit facility was $1.4 million. These debt issuance costs will be amortized over the extended term of the facility.

    The senior notes due 2012 and the senior subordinated notes due 2013 are guaranteed by Mail-Well, Inc. (the "Parent Guarantor") and all of its wholly owned operating subsidiaries (the "Guarantor Subsidiaries"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to the issuing subsidiary in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

    As of March 31, 2004, the Company was in compliance with all of the covenants of its various debt agreements.

 5. INCOME TAXES

    The effective tax rate for the three months ended March 31, 2004 was 6.4% which was primarily the result of an additional tax valuation allowance of $6.8 million recorded as of March 31, 2004. At December 31, 2003, the Company had recorded a valuation allowance of $6.5 million for the estimated impairment of certain loss carryforwards. The Company had tax planning strategies available that it believed could enable it to realize remaining net deferred tax assets. Since the Company incurred additional net operating losses in the first quarter of 2004, it was necessary to record a valuation allowance to reduce the estimated tax benefit from this additional net operating loss. This valuation allowance covers the estimated portion of the tax benefit that would not be utilized by the reversal of existing temporary tax differences or tax planning strategies.

                     MAIL-WELL, INC. AND SUBSIDIARIES

 6. RESTRUCTURING CHARGES

    In February 2004, the commercial segment announced the closure of its envelope manufacturing plant in Bensalem, Pennsylvania and its integration into the Company's Philadelphia printing facility. The expenses incurred during the three months ended March 31, 2004 were $0.1 million and were primarily fees related to human resource issues and expenses incurred incidental to equipment moves. The total cost of the closure is expected to be approximately $2.2 million consisting of the following (in thousands):

    Employee separation and related expenses................      $  868
    Equipment write-downs, net..............................         500
    Equipment moving expenses...............................         225
    Building clean-up and other expenses....................         570
                                                                  ------
        Total...............................................      $2,163
                                                                  ======

    The Company has substantially completed the restructuring programs initiated in June 2001 and 2002.

    A summary of the activity charged to the 2002 restructuring liability during the three months ended March 31, 2004 is as follows (in thousands):

                                                                  COMMERCIAL       RESALE       TOTAL
                                                                  ----------       ------       ------
    Balance, December 31, 2003.............................         $1,279          $ 30        $1,309
        Payments for lease termination and property exit
          costs............................................           (143)          (10)         (153)
        Payments for other exit costs......................            (43)           --           (43)
                                                                    ------          ----        ------
    Balance, March 31, 2004................................         $1,093          $ 20        $1,113
                                                                    ======          ====        ======

    A summary of the activity charged to the 2001 restructuring liability during the three months ended March 31, 2004 is as follows (in thousands):

                                                                  COMMERCIAL
                                                                  ----------
    Balance, December 31, 2003..............................         $688
        Payments for lease termination and property exit
          costs.............................................          (56)
                                                                     ----
    Balance, March 31, 2004.................................         $632
                                                                     ====

 7. PENSION PLANS

    The components of the net periodic pension cost for the Company's pension plans and the supplemental executive retirement plans were as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                   2004          2003
                                                                   -----         -----
     Service cost...........................................       $ 544         $ 362
     Interest cost..........................................         711           834
     Expected return on plan assets.........................        (844)         (906)
     Net amortization and deferral..........................          53           (47)
     Other..................................................          --            83
                                                                   -----         -----
     Net periodic pension expense...........................       $ 464         $ 326
                                                                   =====         =====

                     MAIL-WELL, INC. AND SUBSIDIARIES

 7. PENSION PLANS (CONTINUED)

    The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $2.8 million to its pension plans in 2004. As of March 31, 2004, contributions of $0.1 million have been made.

 8. EARNINGS PER SHARE

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

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    2004          2003
                                                                  --------       -------
Numerator:
Numerator for basic and diluted earnings (loss) per
  share--income (loss) from continuing operations...........      $(16,535)      $   532
                                                                  ========       =======
Denominator:
Denominator for basic earnings (loss) per share--weighted
  average shares............................................        47,739        47,668
Effects of dilutive securities:
    Stock options and restricted stock......................            --           708
                                                                  --------       -------
Denominator for diluted earnings (loss) per share--adjusted
  weighted average shares...................................        47,739        48,376
                                                                  ========       =======
Earnings (loss) from continuing operations per share:
    Basic and diluted.......................................      $  (0.35)      $  0.01
                                                                  ========       =======

    In the three months ended March 31, 2004 and 2003, outstanding options and shares of restricted stock in the amount of 6,468,000 and 6,072,000, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

 9. ASSETS HELD FOR SALE

    The Company sold certain digital graphics operations of its commercial segment in March 2003. The condensed consolidated statement of operations for the three months ended March 31, 2003 includes sales of $2.9 million and operating income of $0.2 million related to these operations.

10. DISCONTINUED OPERATIONS

    During the first quarter of 2003, the Company recorded a gain on the disposal of discontinued operations in the amount of $2.5 million. This gain was the result of a change in the estimated tax impact of the disposition of its prime label business, which was sold in May 2002. The data required to determine the full tax impact of this transaction was not available until 2003. The Company finalized this estimate upon filing the final tax return in the second quarter of 2003.

                     MAIL-WELL, INC. AND SUBSIDIARIES

11. SEGMENT INFORMATION

    In October 2003, the Company reorganized into two operating segments: commercial and resale. This reorganization aligns the Company's structure with its strategic goals. Segment information for the three months ended March 31, 2003 has been restated to reflect the new operating segments.

    The commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications, general commercial printing and the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. The commercial segment also offers services such as design, fulfillment, e-commerce and inventory management. These products and services are sold directly to national and local customers.

    The resale segment produces business forms and labels, custom and stock envelopes and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office-products retail chains and the Internet.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Inter-company sales for the three months ended March 31, 2004 and 2003 were $5.2 million and $4.1 million, respectively. These amounts were eliminated in consolidation and excluded from reported net sales.

    The following tables present certain segment information for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2004           2003
                                                                  --------       --------
    Net sales:
        Commercial..........................................      $323,849       $324,063
        Resale..............................................        99,893        103,257
                                                                  --------       --------
        Total...............................................      $423,742       $427,320
                                                                  ========       ========
    Operating income (expense):
        Commercial..........................................      $ 11,996       $ 12,481
        Resale..............................................        11,463         11,851
        Corporate...........................................        (4,545)        (5,053)
                                                                  --------       --------
        Total...............................................      $ 18,914       $ 19,279
                                                                  ========       ========
    Restructuring charges:
        Commercial..........................................      $    103       $    911
        Resale..............................................            --           (140)
                                                                  --------       --------
        Total...............................................      $    103       $    771
                                                                  ========       ========
    Net sales by product line:
        Commercial printing.................................      $198,647       $196,830
        Envelopes...........................................       173,764        180,190
        Business forms and labels...........................        51,331         50,300
                                                                  --------       --------
        Total...............................................      $423,742       $427,320
                                                                  ========       ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    Mail-Well I Corporation ("Issuer" or "MWI"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, has issued $350 million aggregate principal amount of 9 5/8% Senior Notes ("Senior Notes") due in 2012 and $320 million aggregate principal amount of 7 7/8% Senior Subordinated Notes ("Senior Subordinated Notes") due in 2013. The Senior Notes and Senior Subordinated Notes are guaranteed by the Guarantor Subsidiaries and the Parent Guarantor. The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to MWI in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

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

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                  CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                            March 31, 2004
                                            (in thousands)

                                                                  COMBINED
                                        PARENT                   GUARANTOR
                                       GUARANTOR     ISSUER     SUBSIDIARIES     ELIM.     CONSOLIDATED
                                       ---------   ----------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents..........   $    --    $       --     $    259     $      --    $      259
  Accounts receivable, net...........        --        47,318      176,716            --       224,034
  Inventories, net...................        --        40,180       59,459            --        99,639
  Note receivable from
   subsidiaries......................        --       603,100           --      (603,100)           --
  Other current assets...............        --        30,268       19,968            --        50,236
                                        -------    ----------     --------     ---------    ----------
    Total current assets.............        --       720,866      256,402      (603,100)      374,168
Investment in subsidiaries...........    49,658       132,384           --      (182,042)           --
Property, plant and equipment, net...        --        90,676      289,652            --       380,328
Goodwill and other intangible assets,
 net.................................        --        67,253      249,913            --       317,166
Other assets, net....................        --        33,736        6,575            --        40,311
                                        -------    ----------     --------     ---------    ----------
Total assets.........................   $49,658    $1,044,915     $802,542     $(785,142)   $1,111,973
                                        =======    ==========     ========     =========    ==========
Current liabilities:
  Accounts payable...................   $    --    $   30,835     $120,353     $      --    $  151,188
  Other current liabilities..........        --        47,232       58,808            --       106,040
  Intercompany payable
   (receivable)......................        --       137,359     (137,359)           --            --
  Note payable to Issuer.............        --            --      603,100      (603,100)           --
  Current maturities of long-term
   debt..............................        --         1,780          808            --         2,588
                                        -------    ----------     --------     ---------    ----------
    Total current liabilities........        --       217,206      645,710      (603,100)      259,816

Long-term debt, less current
 maturities..........................        --       770,291        4,458            --       774,749
Deferred income taxes................        --        (8,671)      10,178            --         1,507
Other liabilities....................        --        16,431        9,812            --        26,243
                                        -------    ----------     --------     ---------    ----------
    Total liabilities................        --       995,257      670,158      (603,100)    1,062,315
Shareholders' equity.................    49,658        49,658      132,384      (182,042)       49,658
                                        -------    ----------     --------     ---------    ----------
Total liabilities and shareholders'
 equity..............................   $49,658    $1,044,915     $802,542     $(785,142)   $1,111,973
                                        =======    ==========     ========     =========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                          December 31, 2003
                                           (in thousands)

                                                                  COMBINED
                                          PARENT                 GUARANTOR
                                         GUARANTOR    ISSUER    SUBSIDIARIES     ELIM.     CONSOLIDATED
                                         ---------   --------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents............   $    --    $     --     $    307     $      --    $      307
  Accounts receivable, net.............        --      50,125      173,416            --       223,541
  Inventories, net.....................        --      35,509       55,893            --        91,402
  Note receivable from subsidiaries....        --     603,100           --      (603,100)           --
  Other current assets.................        --      32,109       16,026            --        48,135
                                          -------    --------     --------     ---------    ----------
    Total current assets...............        --     720,843      245,642      (603,100)      363,385
Investment in subsidiaries.............    68,019      12,364           --       (80,383)           --
Property, plant and equipment, net.....        --      90,956      297,284            --       388,240
Goodwill and other intangible assets,
 net...................................        --      67,474      251,605            --       319,079
Other assets, net......................        --      29,322        7,367            --        36,689
                                          -------    --------     --------     ---------    ----------
Total assets...........................   $68,019    $920,959     $801,898     $(683,483)   $1,107,393
                                          =======    ========     ========     =========    ==========
Current liabilities:
  Accounts payable.....................   $    --    $ 29,092     $111,376     $      --    $  140,468
  Other current liabilities............        --      58,868       58,701            --       117,569
  Intercompany payable (receivable)....        --       9,059       (9,059)           --            --
  Note payable to Issuer...............        --          --      603,100      (603,100)           --
  Current maturities of long-term
   debt................................        --       1,776          799            --         2,575
                                          -------    --------     --------     ---------    ----------
    Total current liabilities..........        --      98,795      764,917      (603,100)      260,612
Long-term debt, less current
 maturities............................        --     741,589        4,797            --       746,386
Deferred income taxes..................        --      (4,040)      10,757            --         6,717
Other long-term liabilities............        --      16,596        9,063            --        25,659
                                          -------    --------     --------     ---------    ----------
    Total liabilities..................        --     852,940      789,534      (603,100)    1,039,374
Shareholders' equity...................    68,019      68,019       12,364       (80,383)       68,019
                                          -------    --------     --------     ---------    ----------
Total liabilities and shareholders'
 equity................................   $68,019    $920,959     $801,898     $(683,483)   $1,107,393
                                          =======    ========     ========     =========    ==========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                   Quarter Ended March 31, 2004
                                          (in thousands)

                                                                    COMBINED
                                            PARENT                 GUARANTOR
                                           GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.    CONSOLIDATED
                                           ---------   --------   ------------   -------   ------------
Net sales................................  $     --    $100,591     $323,151     $    --     $423,742
Cost of sales............................        --      81,144      254,178          --      335,322
                                           --------    --------     --------     -------     --------
Gross profit.............................        --      19,447       68,973          --       88,420
Operating expenses:
  Selling, general and administrative....        --      16,063       53,340          --       69,403
  Restructuring charges..................        --          --          103          --          103
                                           --------    --------     --------     -------     --------
Operating income.........................        --       3,384       15,530          --       18,914
Other expense:
  Interest expense.......................        --      18,333           66          --       18,399
  Intercompany interest expense
   (income)..............................        --     (13,562)      13,562          --           --
  Loss on early extinguishment of debt...        --      17,748           --          --       17,748
  Other..................................        --         318          123          --          441
                                           --------    --------     --------     -------     --------
Income (loss) from continuing operations,
 before income taxes and undistributed
 earnings of subsidiaries................        --     (19,453)       1,779          --      (17,674)
Income tax benefit.......................        --         112        1,027          --        1,139
                                           --------    --------     --------     -------     --------
Income (loss) from continuing operations,
 before undistributed earnings of
 subsidiaries............................        --     (19,341)       2,806          --      (16,535)
Equity in undistributed earnings of
 subsidiaries............................   (16,535)      2,806           --      13,729           --
                                           --------    --------     --------     -------     --------
Net income (loss)........................  $(16,535)   $(16,535)    $  2,806     $13,729     $(16,535)
                                           ========    ========     ========     =======     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                     Quarter Ended March 31, 2003
                                           (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................   $   --     $107,643     $319,677     $     --     $427,320
Cost of sales...........................       --       88,797      254,603           --      343,400
                                           ------     --------     --------     --------     --------
Gross profit............................       --       18,846       65,074           --       83,920
Operating expenses:
  Selling, general and administrative...       --       15,713       48,157           --       63,870
  Restructuring charges.................       --           --          771           --          771
                                           ------     --------     --------     --------     --------
Operating income (loss).................       --        3,133       16,146           --       19,279
Other expense (income):
  Interest expense......................       --       17,852       14,016      (13,654)      18,214
  Other expense (income)................       --      (13,657)         135       13,654          132
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................       --       (1,062)       1,995           --          933
Income tax benefit (expense)............       --          457         (858)          --         (401)
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................       --         (605)       1,137           --          532
Equity in undistributed earnings of
 subsidiaries...........................    2,710        1,248           --       (3,958)          --
                                           ------     --------     --------     --------     --------
Income (loss) from continuing
 operations.............................    2,710          643        1,137       (3,958)         532
Gain on disposal........................       --        2,500           --           --        2,500
Cumulative effect of a change in
 accounting principle...................       --           --         (322)          --         (322)
                                           ------     --------     --------     --------     --------
Net income (loss).......................   $2,710     $  3,143     $    815     $ (3,958)    $  2,710
                                           ======     ========     ========     ========     ========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                     Quarter Ended March 31, 2004
                                            (in thousands)

                                                                   COMBINED
                                        PARENT                    GUARANTOR
                                       GUARANTOR     ISSUER      SUBSIDIARIES  CONSOLIDATED
                                       ---------   -----------   ------------  ------------
Cash flows from operating
 activities..........................   $    --    $   (36,876)    $ 22,398    $   (14,478)
Cash flows from investing activities:
  Capital expenditures...............                   (2,950)      (2,697)        (5,647)
  Intercompany advances..............        (7)        19,736      (19,729)            --
  Proceeds from sale of property,
   plant & equipment.................        --             --          229            229
                                        -------    -----------     --------    -----------
  Net cash used in investing
   activities........................        (7)        16,786      (22,197)        (5,418)
Cash flows from financing activities:
  Proceeds from long-term debt.......        --      1,174,037           --      1,174,037
  Repayments of long-term debt.......        --     (1,145,343)        (318)    (1,145,661)
  Proceeds from issuance of common
   stock.............................         7             --           --              7
  Capitalized loan fees..............        --         (8,291)          --         (8,291)
                                        -------    -----------     --------    -----------
  Net cash used in financing
   activities........................         7         20,403         (318)        20,092
Effect of exchange rate changes on
 cash and cash equivalents...........        --           (313)          69           (244)
                                        -------    -----------     --------    -----------
Net decrease in cash and cash
 equivalents.........................        --             --          (48)           (48)
Cash and cash equivalents at
 beginning of year...................        --             --          307            307
                                        -------    -----------     --------    -----------
Cash and cash equivalents at end of
 quarter.............................   $    --    $        --     $    259    $       259
                                        =======    ===========     ========    ===========

                     MAIL-WELL, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                     CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   Quarter Ended March 31, 2003
                                          (in thousands)

                                                                            COMBINED
                                                   PARENT                  GUARANTOR
                                                  GUARANTOR    ISSUER     SUBSIDIARIES   CONSOLIDATED
                                                  ---------   ---------   ------------   ------------
Cash flows from operating activities............  $      --   $   1,760     $(14,827)     $ (13,067)
Cash flows from investing activities:
  Capital expenditures..........................         --        (809)      (5,607)        (6,416)
  Proceeds from divestitures, net...............         --       3,864           --          3,864
  Intercompany advances.........................         --     (20,902)      20,902             --
  Proceeds from the sale of assets..............         --          --          515            515
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) investing
   activities...................................         --     (17,847)      15,810         (2,037)
Cash flows from financing activities:
  Proceeds from long-term debt..................         --     485,122           --        485,122
  Repayments of long-term debt..................         --    (471,147)      (1,041)      (472,188)
  Capitalized loan fees.........................         --        (316)          --           (316)
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) financing
   activities...................................         --      13,659       (1,041)        12,618
Effect of exchange rate changes on cash.........         --          --          180            180
                                                  ---------   ---------     --------      ---------
Net change in cash and cash equivalents.........         --      (2,428)         122         (2,306)
Cash and cash equivalents at beginning of year..         --       1,957          693          2,650
                                                  ---------   ---------     --------      ---------
Cash and cash equivalents at end of quarter.....  $      --   $    (471)    $    815      $     344
                                                  =========   =========     ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

    We are one of North America's leading providers of visual communications. We produce a variety of products and provide services that help our customers deliver customized messages more effectively. In October 2003, we reorganized Mail-Well into two business segments. This reorganization aligned our structure with our principal strategic goals: to operate as one company; to provide our customers with one point of entry into Mail-Well; and to go to market with all of our products and services.

COMMERCIAL

    Our commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications, general commercial printing and the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. We also offer our customers services such as design, fulfillment, e-commerce, inventory management and other enterprise solutions for companies seeking strategic partners for their branding and other communications priorities. These products and services are sold directly to national and local customers. Our commercial segment consists of 36 printing plants, 29 envelope plants and five distribution and fulfillment centers.

    MARKET AND OTHER FACTORS. Approximately 50% of our commercial printing sales and approximately 40% of our custom envelope sales are related to advertising and direct mail promotions. Beginning in 2001, many of our customers significantly reduced promotional spending in response to the economic slowdown. Advertising and promotional spending historically has not improved as quickly as the overall economy after a recession. Additionally, we expect growth in printed advertising and promotional spending to be slower than it was prior to the recession. As a result, there is overcapacity in our industry and significant competitive pricing pressures. We do not expect internal growth or increases in margins until capacity is reduced or the markets served by our commercial segment, particularly advertising and direct mail, begin to recover from the recession.

    AREAS OF FOCUS. Because of the changes that have occurred in our markets we have two principal areas of focus:

    * It is important that we grow our share of the market. We have made a substantial investment in our sales and marketing organization to differentiate ourselves from our competitors and enable us to offer and deliver to our customers a full spectrum of our products and services with speed, reliability and efficiency.

    * We must continue to manage our capacity and operating leverage. In 2001, we began a restructuring program to consolidate many of our manufacturing facilities to reduce excess capacity and improve our competitive position. We have closed eleven of our envelope facilities and four printing operations to improve the utilization of our capacity. In the first quarter of 2004 we announced the closure of another envelope facility.

RESALE

    Our resale segment produces business forms and labels, custom and stock envelopes and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office-products retail chains and the Internet. The resale segment operates 20 manufacturing facilities.

    MARKET AND OTHER FACTORS. Demand for business forms has been declining for several years as businesses have acquired laser-printing capabilities. The resale market for office products has become extremely price competitive. Mass merchandisers, wholesalers and paper merchants are consolidating suppliers. Product offerings, competitive prices and service are keys to retaining business.

    AREAS OF FOCUS. In response to industry and market challenges, we are focusing on the following:

    * We are defending our share of the business forms market and our sales into the office products retail channel. We believe we have the national manufacturing capability and the cost structure to be successful in this effort.

    * We must grow our sales of business labels and specialty business documents. The markets for these products are growing and we have the production capability and products to benefit from this market growth.

    * We must match our manufacturing capacity of business forms to the demands of our customers. Since 2001, we have closed two of our business forms plants.

CORPORATE

    In addition to the business improvement actions and areas of focus for each of our business segments, we have several important corporate-wide initiatives.

    * Our company was formed through a strategic roll-up of many acquisitions. The companies we acquired had different cultures, operating procedures and information systems. We have taken and will continue to take actions to integrate our operations into one company, build our own unique culture and standardize procedures and systems. In keeping with our strategy to unite the organization under one identity, on April 29, 2004, our shareholders approved a proposal to amend the Articles of Incorporation of Mail-Well, Inc. to change its corporate name to "Cenveo, Inc." The Company intends to file the amendment with the Colorado Secretary of State to be effective May 17, 2004. On such date, our common stock is expected to begin trading on the New York Stock Exchange under its new symbol: "CVO."

    * We have refinanced our debt over the last several years. Currently, we have no significant maturities on any of our long-term debt until 2008. Our focus is on generating sufficient internal cash flow to fund investments in capital equipment and acquisitions and reductions in our outstanding debt.

    * In 2003, we launched a major initiative we refer to as "Mobilization." Mobilization is a comprehensive program designed to actively involve all of our employees in improving service, quality, efficiency and innovation. We believe this initiative has and will continue to improve teamwork, communication and accountability throughout our business and thus improve operations, safety, customer service and reduce costs.

    * Uncoated paper prices increased 10% on April 1, 2004. This increase in the cost of manufacturing our envelope products will negatively impact the margins of both segments to the extent we are unable to increase our prices on these products. It will be important for us to manage the impact of this price increase.

CONSOLIDATED RESULTS

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2004           2003
                                                                  --------       --------
                                                                  (DOLLARS IN THOUSANDS)
Division net sales..........................................      $423,742       $424,446
     Divested operations....................................            --          2,873
                                                                  --------       --------
Net sales...................................................      $423,742       $427,320
                                                                  ========       ========
Division operating income...................................      $ 23,562       $ 24,935
    Unallocated corporate expenses..........................        (4,545)        (5,053)
    Restructuring expenses..................................          (103)          (771)
    Divested operations.....................................            --            168
                                                                  --------       --------
Operating income............................................        18,914         19,279
    Interest expense........................................       (18,399)       (18,214)
    Loss from the early extinguishment of debt..............       (17,748)            --
    Other...................................................          (441)          (132)
                                                                  --------       --------
Income before income taxes..................................       (17,674)           933
    Income tax benefit (expense)............................         1,139           (401)
    Gain on disposal of discontinued operations.............            --          2,500
    Change in accounting principle..........................            --           (322)
                                                                  --------       --------
Net income (loss)...........................................      $(16,535)      $  2,710
                                                                  ========       ========
Earnings (loss) per share...................................      $  (0.35)      $   0.06
                                                                  ========       ========

NET SALES

    Net sales declined $3.6 million in the first quarter of 2004 compared to the first quarter of 2003. Net sales in 2003 included sales of $2.9 million from the digital graphics operations that were divested in March 2003.

    Division net sales were down only slightly. Sales of our commercial segment increased primarily due to higher sales of annual reports and other high impact commercial printing products. Sales in our resale segment declined in the quarter primarily due to lower demand for office products in the retail segment of the market.

OPERATING INCOME

    Operating income declined $0.4 million in the first quarter of 2004 from $19.3 million in the first quarter of 2003.

    DIVISION OPERATING INCOME. Division operating income was $1.4 million lower in the first quarter of 2004 than in the first quarter of 2003 primarily due to investments made in sales and marketing in our commercial segment, higher employee related expenses and higher amortization expense.

    RESTRUCTURING EXPENSES. We continue to evaluate our operations for opportunities to optimize capacity and reduce costs. In February 2004, we announced the closure of our envelope plant in Bensalem, Pennsylvania and its integration into our Philadelphia printing facility. The expenses incurred in connection with this closure were primarily fees related to human resource issues and expenses incurred incidental to equipment moves. The total cost of the closure is expected to be approximately $2.2 million consisting of the following (in thousands):

    Employee separation and related expenses................      $  868
    Equipment write-downs, net..............................         500
    Equipment moving expenses...............................         225
    Building clean-up and other expenses....................         570
                                                                  ------
        Total...............................................      $2,163
                                                                  ======

We anticipate incurring most of these expenses prior to June 30, 2004.

    UNALLOCATED CORPORATE EXPENSES. Corporate unallocated expenses include the costs of our corporate headquarters. The decrease in corporate expenses in the first quarter of 2004 was primarily due to adjustments to vendor rebate accruals which were not allocated to the segments.

    DIVESTED OPERATIONS. Operating income in 2003 included operating income of $0.2 million from the digital graphics operations divested in March 2003.

INTEREST EXPENSE

    Interest expense increased slightly in the first quarter of 2004 compared to the first quarter of 2003. Interest expense incurred during the first quarter of 2004 reflects our average outstanding debt during the quarter of $817.7 million and a weighted average interest rate of 8.38% compared to the average outstanding debt of $813.2 million and a weighted average interest rate of 8.34% in the first quarter of 2003. Our average outstanding debt was higher in the first quarter of 2004 due to issuance of the 7 7/8% senior subordinated notes in January and the period of time that a portion of the 8 3/4% senior subordinated notes remained outstanding prior to their redemption.

LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT

    In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem our 8 3/4% senior subordinated notes due 2008. The premium paid to redeem the 8 3/4% notes and the unamortized debt issuance costs on the 8 3/4% notes, which were written off, totaled $17.7 million.

TAX BENEFIT

    The effective tax rate for the first quarter of 2004 was 6.4% which was primarily the result of an additional tax valuation allowance of $6.8 million recorded as of March 31, 2004. At December 31, 2003, we recorded a valuation allowance of $6.5 million for the estimated impairment of certain loss carryforwards. We had tax planning strategies available that we believed could enable us to realize remaining net deferred tax assets. Since we incurred additional net operating losses in the first quarter of 2004, it was necessary for us to record a valuation allowance to reduce the recorded estimated tax benefit from this additional net operating loss. This valuation allowance covers the estimated portion of the tax benefit that would not be utilized by the reversal of our existing temporary differences or tax planning strategies.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE--DILUTED

    Net loss and loss per share for the first quarter of 2004 reflect the loss from the early extinguishment of debt and the tax valuation allowance recorded in the first quarter of 2004; and higher selling, general and administrative expenses and higher amortization expense in the first quarter of 2004 than in the first quarter of 2003. Net income and earnings per share in the first quarter of 2003 included a gain on the disposal of discontinued operations, which was the result of an adjustment to the tax impact of the sale of the prime label business in 2002, and the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Standards Board Interpretation No. 46.

BUSINESS SEGMENTS

COMMERCIAL

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2004           2003
                                                                  --------       --------
                                                                  (DOLLARS IN THOUSANDS)
Division net sales..........................................      $323,849       $321,190
     Divested operations....................................            --          2,873
                                                                  --------       --------
Total net sales.............................................      $323,849       $324,063
                                                                  ========       ========
Division operating income...................................      $ 12,099       $ 13,224
    Restructuring expenses..................................          (103)          (911)
    Divested operations.....................................            --            168
                                                                  --------       --------
Operating income............................................      $ 11,996       $ 12,481
                                                                  ========       ========
Operating margin............................................           3.7%           3.9%

    Net sales of the commercial segment declined slightly in the first quarter of 2004 compared to the first quarter of 2003. The change in net sales is explained as follows:

    * Sales of commercial printing products were $4.7 million, or 2.3%, higher driven by higher sales of high impact printing to our national customers. Sales of annual reports in the first quarter of 2004 were stronger than in the first quarter of 2003.

    * Envelope sales of our domestic operations were $5.2 million, or 5.7%, lower due to a decline in units sold and lower average selling prices.

    * The strength of the Canadian dollar in the first quarter of 2004 compared to the first quarter of 2003 had a $4.4 million favorable impact on the envelope sales of our Canadian operations. In local currency, sales were 10.2% lower due to lower volume and lower average selling prices.

    * Net sales in 2003 included sales of $2.9 million of the digital graphics operations that were sold in March 2003.

    Operating income of the commercial segment decreased $0.5 million in the first quarter of 2004 compared to the first quarter of 2003. Gross profit improved 6.8% as a result of an overall improvement in margins and lower fixed manufacturing expenses. In addition, restructuring expenses declined $0.8 million. These gains, however, were offset by an increase in spending for sales and marketing, higher employee related expenses and higher amortization expense. Amortization expense increased $1.0 million in the first quarter of 2004 due to the amortization of an intangible asset recorded in connection with the payment of contingent purchase price on an acquisition consummated in 2002.

RESALE

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                   2004           2003
                                                                  -------       --------
                                                                  (DOLLARS IN THOUSANDS)
Division net sales..........................................      $99,893       $103,257
                                                                  =======       ========
Division operating income...................................      $11,463       $ 11,711
    Reversal of restructuring expenses......................           --            140
                                                                  -------       --------
Operating income............................................      $11,463       $ 11,851
                                                                  =======       ========
Operating margin............................................         11.5%          11.5%

    Net sales of our resale segment declined $3.4 million in the first quarter of 2004 compared to the first quarter of 2003. Sales of business labels increased $3.5 million, or 14.4%, during the quarter. This strong sales performance, however, was not sufficient to offset the decline in sales in the office products retail channel, which were down $5.2 million, or 11.0%, in the quarter compared to the prior year, and lower sales of business forms, which declined $1.7 million, or 7.0%, from the prior year. The decline in sales of office products was due to lower retail demand for these products which has driven increased competition and lower prices. Demand for traditional business forms continues to decline as users of these products acquire laser printing capabilities.

    Operating income was $0.4 million lower in the first quarter of 2004 than in the first quarter of 2003 primarily due to lower sales. Despite the decrease in sales, our resale segment has controlled its costs and maintained its overall operating margin of 11.5%.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Cash used in operations was $1.4 million greater in the first quarter of 2004 than cash used by operations in the first quarter of 2003. During the first quarter of 2004, we paid a $4.9 million legal settlement accrued at December 31, 2003 and accelerated the payment of $4.7 million of interest in connection with the redemption of our 8 7/8% senior subordinated notes.

    INVESTING ACTIVITIES. Capital expenditures were $5.6 million in the first quarter of 2004 compared to $6.4 million in the first quarter of 2003. We anticipate capital expenditures for all of 2004 to be approximately $25.0 million.

    FINANCING ACTIVITIES. In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem the $300 million of 8 3/4% senior subordinated notes due 2008. The cost incurred to issue the 7 7/8% senior subordinated notes was $6.9 million. These debt issuance costs have been deferred and will be amortized over the term of the notes. We recorded a loss of $17.7 million on the early extinguishment of the 8 3/4% senior subordinated notes which consisted of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million.

    In March 2004, we amended our $300 million senior secured credit facility to extend its term to June 2008. The cost incurred to amend the credit facility was $1.4 million. These debt issuance costs will be amortized over the extended term of the facility.

    The following table summarizes our cash payment obligations as of March 31, 2004 by year:

                                                                     OTHER LONG-           PURCHASE         TOTAL CASH
                       LONG-TERM DEBT       OPERATING LEASES       TERM LIABILITIES       COMMITMENTS       OBLIGATIONS
                       --------------       ----------------       ----------------       -----------       -----------
2004.................     $  2,588              $ 32,213               $    --               $540            $ 35,341
2005.................        2,309                27,625                 3,521                420              33,875
2006.................        2,345                24,155                 3,259                 --              29,759
2007.................       13,181                18,267                 2,220                 --              33,668
2008.................       84,911                11,658                 2,042                 --              98,611
Thereafter...........      672,003                19,339                15,201                 --             706,543
                          --------              --------               -------               ----            --------
Total................     $777,337              $133,257               $26,243               $960            $937,797
                          ========              ========               =======               ====            ========

    At March 31, 2004, we had outstanding letters of credit of approximately $24.8 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.6 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                             SENIOR
                            SECURED                        SENIOR
                             CREDIT        SENIOR       SUBORDINATED
REVIEW AGENCY               FACILITY       NOTES            DEBT           LAST UPDATE
-------------               --------       ------       ------------       -----------
Standard & Poor's.........    BB            BB-              B             April 2004
Moody's...................    Ba3           B1               B3            April 2004

    The terms of our existing debt agreements have no rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital.

    We expect to be able to fund our operations, capital expenditures, debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior secured credit facility. At March 31, 2004, we had $119.2 million of unused credit available under this credit facility.

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

    In addition, several envelope market segments and certain segments of the direct mail market experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases.

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

LEGAL PROCEEDINGS

    From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and can be estimated. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on us.

FORWARD-LOOKING INFORMATION

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, "believe," "expect," "intend," "appear," "estimate," "anticipate," "project," "will" and other similar expressions. All such statements address operating performance, events or developments that we expect or anticipate will occur in the future and are not historical in nature. All forward-looking statements reflect our current views of Mail-Well with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. As and when made, we believe that these forward-looking statements are reasonable; however, these statements involve known and unknown risks, including, but not limited to:

    * General economic, business and labor conditions

    * The ability to implement our strategic initiatives

    * The ability to sustain profitability after substantial losses in 2002 and 2001 and in the first quarter of 2004

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

    * The ability to meet customer demand for additional value-added products and services

    * Changes in interest rates and currency exchange rates of the Canadian dollar

    * The ability to manage operating expenses

    * The risk that a decline in business volume or profitability could result in a further impairment of goodwill

    * The ability to timely or adequately respond to technological changes in our industry

    * The ability to extend our current credit facility beyond 2008

    In view of such uncertainties, investors should not place undue reliance on any forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of our operations and our financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor have we hedged interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts. Our Board of Directors has given management authority to engage in interest rate swaps and we are currently considering this option.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At March 31, 2004, we had variable rate debt outstanding of $100.3 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which is $316.4 million, would increase our annual interest expense by $3.2 million.

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

                                  PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

 3.1 Certificate of Incorporation of Mail-Well Corporation--incorporated by reference from Mail- Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

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

 3.5 Bylaws of Mail-Well I Corporation--incorporated by reference from Mail-Well I Corporation's Form S-4 filed March 15, 1999 (Reg. No. 333-74409).

 4.1     Indenture dated as of March 13, 2002 between Mail-Well I
         Corporation and State Street Bank and Trust Company, as Trustee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.30 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

 4.2 Form of Senior Note and Guarantee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount 9 5/8% due 2012--incorporated by reference to Exhibit 10.31 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2002.

 4.3 Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8 Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.5 to Mail-Well, Inc.'s Annual Form 10-K filed February 27, 2004.

 4.4 Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8 Senior Subordinated Notes due 2013-- incorporated by reference to Exhibit 4.6 to Mail-Well, Inc.'s Annual Form 10-K filed February 27, 2004.

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

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

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

 10.15 Second Amended and Restated Equipment Lease dated as of August 6, 2002 between Wells Fargo Bank Northwest, National Association, as trustee under MW 1997-1 Trust, and Mail-Well I Corporation--incorporated by reference to Exhibit
         10.26 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.16 Second Amended and Restated Guaranty Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

 10.17 Second Amended and Restated Participation Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet Capital Corporation as Arranger and Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.18 Amendment Agreement No. 1 dated as of September 25, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to
         Exhibit 10.29 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.19   Employment and Executive Severance Agreement dated as of
         March 10, 2003, between the Company and Paul V.
         Reilly--incorporated by reference to Exhibit 10.26 of the Company's Annual Form 10-K filed March 31, 2003.

 10.20 Form of Executive Severance Agreement entered into between the Company and each of the following: Michel Salbaing, Gordon Griffiths, Brian Hairston, Keith Pratt, William Huffman, D. Robert Meyer and Mark Zoeller--incorporated by reference to Exhibit 10.27 of the Company's Annual Form 10-K filed March 31, 2003.

 10.21* Amendment Agreement No. 2 dated as of March 25, 2004 among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantor, Fleet Capital Corporation as Agent, and the Trust Purchasers named therein.

 10.22* Second Amended and Restated Credit Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders.

 10.23* Second Amended and Restated Security Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders.

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


--------
 * Filed herewith.
** Furnished herewith.

(b) REPORTS ON FORM 8-K

    1. Current report filed under Item 5 of Form 8-K dated as of January 21, 2004 in connection with a tender offer and consent solicitation for the Company's 8 3/4% Senior Subordinated Notes due 2008.

    2. Current report filed under Item 5 of Form 8-K dated as of February 9, 2004 in connection with the accompanying pro forma condensed consolidated income statements.

    3. Current report filed under Item 9 of Form 8-K dated as of February 9, 2004 in connection with the Company's earnings release for the fourth quarter.

    4. Current report filed under Item 5 of Form 8-K dated as of February 17, 2004 in connection with the transcript of the Company's investor conference call held on February 9, 2004.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on May 3, 2004.

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