Form 10-Q
period 2004-06-30
CENVEO, INC
filed 2004-08-02
CIK 920321

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                      COMMISSION FILE NUMBER 1-12551

                         ------------------------

                               CENVEO, INC.
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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 29, 2004 was $73,109,398.

    As of July 29, 2004 the Registrant had 48,413,044 shares of Common Stock, $0.01 par value, outstanding.

----------------------------------------------------------------------------
============================================================================

                             TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----

Item 1.   Condensed Consolidated Financial Statements.................     1

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    20

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    29

Item 4.   Controls and Procedures.....................................    29


                        PART II--OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Securities Holders.......    30

Item 6.   Exhibits and Reports on Form 8-K............................    30

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CENVEO, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share amounts)

                                                                  JUNE 30, 2004
                                                                   (UNAUDITED)        DECEMBER 31, 2003
                                                                  -------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................       $      165            $      307
    Accounts receivable, net................................          218,588               223,541
    Inventories, net........................................          111,278                91,402
    Other current assets....................................           44,349                48,135
                                                                   ----------            ----------
        TOTAL CURRENT ASSETS................................          374,380               363,385

Property, plant and equipment, net..........................          374,419               388,240
Goodwill....................................................          297,585               299,392
Other intangible assets, net................................           17,140                19,687
Other assets, net...........................................           40,504                36,689
                                                                   ----------            ----------
TOTAL ASSETS................................................       $1,104,028            $1,107,393
                                                                   ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................       $  146,507            $  140,468
    Accrued compensation and related liabilities............           54,421                53,209
    Other current liabilities...............................           59,379                64,360
    Current maturities of long-term debt....................            2,584                 2,575
                                                                   ----------            ----------
        TOTAL CURRENT LIABILITIES...........................          262,891               260,612

Long-term debt, less current maturities.....................          770,372               746,386
Deferred income taxes.......................................               --                 6,717
Other liabilities...........................................           26,140                25,659
                                                                   ----------            ----------
TOTAL LIABILITIES...........................................        1,059,403             1,039,374
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...............................               --                    --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,413,044 and 48,380,457 shares issued
      and outstanding as of June 30, 2004 and December 31,
      2003, respectively....................................              484                   484
    Paid-in capital.........................................          213,896               213,850
    Retained deficit........................................         (168,933)             (150,331)
    Deferred compensation...................................           (1,424)               (1,714)
    Accumulated other comprehensive income..................              602                 5,730
                                                                   ----------            ----------
        TOTAL SHAREHOLDERS' EQUITY..........................           44,625                68,019
                                                                   ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $1,104,028            $1,107,393
                                                                   ==========            ==========

                       See notes to condensed consolidated financial statements.

                                     CENVEO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (in thousands, except earnings per share amounts)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                -----------------------         -----------------------
                                                  2004           2003             2004           2003
                                                --------       --------         --------       --------
Net sales.................................      $409,396       $407,826         $833,138       $835,146
Cost of sales.............................       325,762        328,705          661,084        672,098
                                                --------       --------         --------       --------
Gross profit..............................        83,634         79,121          172,054        163,048
Operating expenses:
    Selling, general and administrative...        66,415         62,722          134,413        126,157
    Amortization of intangibles...........         1,396            418            2,801            863
    Restructuring charges.................         1,018            356            1,121          1,125
                                                --------       --------         --------       --------
Operating income..........................        14,805         15,625           33,719         34,903
Other expense:
    Interest expense......................        17,513         18,119           35,912         36,333
    Loss from the early extinguishment of
      debt................................            --             --           17,748             --
    Other.................................           527            355              968            487
                                                --------       --------         --------       --------
Loss from continuing operations before
  income taxes and cumulative effect of a
  change in accounting principle..........        (3,235)        (2,849)         (20,909)        (1,917)
Income tax expense (benefit)..............            61         (1,168)          (1,078)          (767)
                                                --------       --------         --------       --------
Loss from continuing operations before
  cumulative effect of a change in
  accounting principle....................        (3,296)        (1,681)         (19,831)        (1,150)
Loss (gain) on disposal of discontinued
  operations, net of taxes of $770 in
  2004....................................        (1,230)           581           (1,230)        (1,919)
Cumulative effect of a change in
  accounting principle....................            --             --               --            322
                                                --------       --------         --------       --------
Net income (loss).........................      $ (2,066)      $ (2,262)        $(18,601)      $    447
                                                ========       ========         ========       ========
Earnings (loss) per share--basic and
  diluted:
    Continuing operations.................      $  (0.07)      $  (0.04)        $  (0.42)      $  (0.02)
    Discontinued operations...............          0.03          (0.01)            0.03           0.04
    Cumulative effect of a change in
      accounting principle................            --             --               --          (0.01)
                                                --------       --------         --------       --------
Earnings (loss) per share--basic and
  diluted.................................      $  (0.04)      $  (0.05)        $  (0.39)      $   0.01
                                                ========       ========         ========       ========
Weighted average shares--basic............        47,740         47,679           47,737         47,672
Weighted average shares--diluted..........        47,740         47,679           47,737         48,207

                       See notes to condensed consolidated financial statements.

                                 CENVEO, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (in thousands)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------
                                                                     2004               2003
                                                                  -----------         ---------
Cash flows from operating activities:
  Loss from continuing operations...........................      $   (19,831)        $  (1,150)
  Adjustments to reconcile loss from continuing operations
    to net cash provided by (used in) operating activities:
      Depreciation..........................................           22,841            23,347
      Amortization..........................................            5,093             2,815
      Write-off of deferred financing fees..................            4,220                --
      Deferred income tax benefit...........................           (7,949)           (6,270)
      Loss on disposal of assets............................              240               581
      Other noncash charges, net............................             (366)              846
  Changes in operating assets and liabilities, excluding
    the effects of operations sold:
      Accounts receivable...................................            4,210            26,150
      Inventories...........................................          (20,011)            4,070
      Accounts payable and accrued compensation.............            7,686           (37,009)
      Income taxes payable..................................             (991)            8,808
      Other working capital changes.........................              211            (2,634)
      Other, net............................................              (76)              605
                                                                  -----------         ---------
        Net cash provided by (used in) operating
          activities........................................           (4,723)           20,159
Cash flows from investing activities:
      Capital expenditures..................................          (12,460)          (13,010)
      Proceeds from divestitures, net.......................            2,000             3,864
      Proceeds from sales of property, plant and equipment..              346               627
                                                                  -----------         ---------
        Net cash used in investing activities...............          (10,114)           (8,519)
Cash flows from financing activities:
      Proceeds from issuance of long-term debt..............        1,677,071           947,205
      Repayments of long-term debt..........................       (1,653,074)         (960,947)
      Proceeds from issuance of common stock................               46                16
      Capitalized loan fees.................................           (8,936)             (437)
                                                                  -----------         ---------
        Net cash provided by (used in) financing
          activities........................................           15,107           (14,163)
Effect of exchange rate changes on cash and cash
  equivalents...............................................             (412)              619
                                                                  -----------         ---------
        Net decrease in cash and cash equivalents...........             (142)           (1,904)
Cash and cash equivalents at beginning of year..............              307             2,650
                                                                  -----------         ---------
Cash and cash equivalents at end of quarter.................      $       165         $     746
                                                                  ===========         =========

                   See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Cenveo, Inc. (formerly known as Mail-Well, Inc.) and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

    The Company's reporting periods in this report consist of thirteen and twenty-six week periods, respectively, ending on the Saturday closest to the last day of the calendar month. The reporting periods for 2004 and 2003 ended June 26, 2004 and June 28, 2003, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

    On April 29, 2004, the shareholders of the Company approved the change of the Company's name from Mail-Well, Inc. to Cenveo, Inc.

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

    If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's reported and pro forma net income
(loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                     ---------------------       ----------------------
                                                      2004          2003           2004          2003
                                                     -------       -------       --------       -------
    Net income (loss):
        As reported............................      $(2,066)      $(2,262)      $(18,601)      $   447
        Pro forma..............................      $(2,706)      $(3,139)      $(19,666)      $(1,274)
    Earnings (loss) per share--basic and
      diluted:
        As reported............................      $ (0.04)      $ (0.05)      $  (0.39)      $  0.01
        Pro forma..............................      $ (0.06)      $ (0.07)      $  (0.41)      $ (0.03)

    The effect on pro forma net income (loss), earnings (loss) per share--basic and earnings (loss) per share--diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options.

                       CENVEO, INC. AND SUBSIDIARIES

 2. STOCK-BASED COMPENSATION (CONTINUED)

    Upon the issuance of restricted stock, the Company records deferred compensation as a charge to shareholders' equity for the market value of the restricted stock on the grant date. This deferred compensation is being recognized as compensation expense ratably over the vesting period. The Company recorded compensation expense in the amount of $0.1 million and $0.3 million for the three and six months ended June 30, 2004 and $0.2 million and $0.3 million for the three and six months ended June 30, 2003.

 3. SUPPLEMENTAL INFORMATION

  INVENTORIES

    The Company's inventories by major category were as follows (in thousands):

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2004             2003
                                                                   --------       ------------
    Raw materials...........................................       $ 34,410         $ 28,344
    Work in process.........................................         26,910           21,483
    Finished goods..........................................         54,862           46,570
                                                                   --------         --------
                                                                    116,182           96,397
    Reserves................................................         (4,904)          (4,995)
                                                                   --------         --------
                                                                   $111,278         $ 91,402
                                                                   ========         ========

  PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consisted of the following (in thousands):

                                                                    JUNE 30,        DECEMBER 31,
                                                                      2004              2003
                                                                    ---------       ------------
    Land and land improvements.............................         $  19,684        $  20,043
    Buildings and building improvements....................           109,621          109,563
    Machinery and equipment................................           518,865          511,820
    Furniture and fixtures.................................            16,115           15,986
    Construction in progress...............................            11,392            9,696
                                                                    ---------        ---------
                                                                      675,677          667,108
    Accumulated depreciation...............................          (301,258)        (278,868)
                                                                    ---------        ---------
                                                                    $ 374,419        $ 388,240
                                                                    =========        =========

  COMPREHENSIVE INCOME (LOSS)

    A summary of the comprehensive income (loss) was as follows (in thousands):

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                    ---------------------       ----------------------
                                                     2004          2003           2004          2003
                                                    -------       -------       --------       -------
    Net income (loss).........................      $(2,066)      $(2,262)      $(18,601)      $   447
    Other comprehensive income (loss):
        Currency translation adjustment,
          net.................................       (3,150)       11,099         (5,128)       18,487
                                                    -------       -------       --------       -------
    Comprehensive income (loss)...............      $(5,216)      $ 8,837       $(23,729)      $18,934
                                                    =======       =======       ========       =======

                       CENVEO, INC. AND SUBSIDIARIES

 3. SUPPLEMENTAL INFORMATION (CONTINUED)

  AMORTIZATION EXPENSE

    Amortization expense reported in the condensed statements of cash flows includes the following:

                                                             SIX MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30, 2004            JUNE 30, 2003
                                                             ----------------         ----------------
    Amortization of intangibles........................           $2,801                   $  863
    Amortization of deferred financing fees............            2,192                    1,952
    Other..............................................              100                       --
                                                                  ------                   ------
        Total amortization.............................           $5,093                   $2,815
                                                                  ======                   ======

    The amortization of deferred financing fees is included in interest expense in the condensed consolidated statements of operations.

 4. LONG-TERM DEBT

    At June 30, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

                                                                 JUNE 30,         DECEMBER 31,
                                                                   2004               2003
                                                                 --------         ------------
    Senior Secured Credit Facility, due 2008...............      $ 80,116           $ 73,310
    Senior Notes, due 2012.................................       350,000            350,000
    Senior Subordinated Notes, due 2008....................            --            300,000
    Senior Subordinated Notes, due 2013....................       320,000                 --
    Other..................................................        22,840             25,651
                                                                 --------           --------
                                                                  772,956            748,961
    Less current maturities................................        (2,584)            (2,575)
                                                                 --------           --------
        Long-term debt.....................................      $770,372           $746,386
                                                                 ========           ========

    Current maturities consist of scheduled payments on other long-term debt.

    In January 2004, the Company sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem the $300 million of 8 3/4% senior subordinated notes due 2008. The Company incurred costs of $7.1 million to issue the 7 7/8% senior subordinated notes. These costs have been deferred and will be amortized over the term of the notes. A loss of $17.7 million was recorded on the early extinguishment of the 8 3/4% senior subordinated notes consisting of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million.

    In March 2004, the Company amended its $300 million senior secured credit facility due 2005 to extend its term to June 2008. The cost incurred to amend the credit facility was $1.8 million. These debt issuance costs will be amortized over the extended term of the facility.

    As of June 30, 2004, the Company was in compliance with all of the covenants of its various debt agreements.

  GUARANTEES

    On May 21, 2002, the Company sold its prime label business. The Company continues to guarantee a lease obligation of this former business. The guarantee requires the lessor to pursue

                       CENVEO, INC. AND SUBSIDIARIES

 4. LONG-TERM DEBT (CONTINUED)

collection and other remedies against the buyer of this business before demanding payment from the Company. The remaining payment under the lease term, which expires April 2008, totals approximately $5.4 million. If the Company were required to honor its obligation under the guarantee, any loss would be reduced by the amount generated from the liquidation of the equipment.

    The senior notes due 2012 and the senior subordinated notes due 2013 are guaranteed by Cenveo, Inc. (the "Parent Guarantor") and all of its wholly-owned operating subsidiaries (the "Guarantor Subsidiaries"). The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to the issuing subsidiary in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

 5. INCOME TAXES

    The income tax benefit recorded on the loss before income taxes was based on the effective tax rate of 5.2% for the six months ended June 30, 2004. The Company's effective tax rate was negatively impacted by the establishment of additional valuation allowances on certain deferred tax assets. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109") requires the evaluation of the realizability of deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence with respect to the realizability of deferred tax assets, establishment of a valuation allowance must be considered. Under provisions of SFAS 109, the substantial losses incurred by the Company over the most recent three-year period represent sufficient negative evidence. Accordingly, the Company is providing an additional valuation allowance to cover the estimated impairment of the U.S. related deferred tax asset arising from operating losses generated in 2004.

    In the second quarter of 2004, $6.4 million of tax contingency reserves established in prior years were deemed no longer necessary. Also in the second quarter of 2004, the Company added $6.0 million to its valuation allowance to cover the estimated impairment of certain capital loss carryforwards. This adjustment was necessary because of changes made to the assumptions used in the tax planning strategies available to the Company to fully utilize its capital loss carryforwards.

 6. RESTRUCTURING CHARGES

    In February 2004, the commercial segment announced the closure of its envelope manufacturing plant in Bensalem, Pennsylvania and its integration into the Company's Philadelphia printing facility. The expenses incurred during the six months ended June 30, 2004 were $1.1 million and were primarily employee separation and related expenses; expenses incurred incidental to equipment moves; and preparing the building in Bensalem for sale. The total cost of the closure is expected to be approximately $2.2 million consisting of the following (in thousands):

    Employee separation and related expenses................      $  875
    Equipment write-downs, net..............................         500
    Equipment moving expenses...............................         225
    Building clean-up and other expenses....................         570
                                                                  ------
        Total...............................................      $2,170
                                                                  ======

    The Company has substantially completed the restructuring programs initiated in June 2001 and 2002.

                       CENVEO, INC. AND SUBSIDIARIES

 6. RESTRUCTURING CHARGES (CONTINUED)

    A summary of the activity charged to the 2002 restructuring liability during the six months ended June 30, 2004 is as follows (in thousands):

                                                                  COMMERCIAL       RESALE       TOTAL
                                                                  ----------       ------       ------
    Balance, December 31, 2003.............................         $1,279          $ 30        $1,309
        Payments for lease termination and property exit
          costs............................................           (261)          (13)         (274)
        Payments for other exit costs......................            (86)           --           (86)
                                                                    ------          ----        ------
    Balance, June 30, 2004.................................         $  932          $ 17        $  949
                                                                    ======          ====        ======

    A summary of the activity charged to the 2001 restructuring liability during the six months ended June 30, 2004 is as follows (in thousands):

                                                                  COMMERCIAL
                                                                  ----------
    Balance, December 31, 2003..............................         $688
        Payments for lease termination and property exit
          costs.............................................         (153)
                                                                     ----
    Balance, June 30, 2004..................................         $535
                                                                     ====

 7. PENSION PLANS

    The components of the net periodic pension cost for the Company's pension plans and the supplemental executive retirement plans were as follows (in thousands):

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                        -------------------      -----------------------
                                                        2004          2003        2004            2003
                                                        -----         -----      -------         -------
    Service cost.................................       $ 521         $ 362      $ 1,065         $   724
    Interest cost................................         765           833        1,476           1,667
    Expected return on plan assets...............        (812)         (905)      (1,656)         (1,811)
    Net amortization and deferral................          50           (47)         103             (93)
    Other........................................          --            82           --             165
                                                        -----         -----      -------         -------
    Net periodic pension expense.................       $ 524         $ 325      $   988         $   652
                                                        =====         =====      =======         =======

    The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $2.8 million to its pension plans in 2004. As of June 30, 2004, contributions of $0.2 million have been made.

                       CENVEO, INC. AND SUBSIDIARIES

 8. LOSS PER SHARE

    Basic earnings per share exclude dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the amounts included in the computation of basic and diluted loss per share from continuing operations is as follows (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                    ----------------------       ----------------------
                                                      2004          2003           2004          2003
                                                    --------       -------       --------       -------
Numerator:
Numerator for basic and diluted loss per
  share--loss from continuing operations......      $ (3,296)      $(1,681)      $(19,831)      $(1,150)
                                                    ========       =======       ========       =======
Denominator:
Denominator for basic loss per share--weighted
  average shares..............................        47,740        47,679         47,737        47,672
Effects of dilutive securities:
    Stock options and restricted stock........            --            --             --           535
                                                    --------       -------       --------       -------
Denominator for diluted loss per share--
  adjusted weighted average shares............        47,740        47,679         47,737        48,207
                                                    ========       =======       ========       =======
Loss from continuing operations per share:
    Basic and diluted.........................      $  (0.07)      $ (0.04)      $  (0.42)      $ (0.02)
                                                    ========       =======       ========       =======

    In the three months ended June 30, 2004 and 2003, outstanding options and shares of restricted stock in the amount of 7,330,000 and 6,887,000, respectively, were excluded from the calculation of diluted loss per share because the effect would be antidilutive. In the six months ended June 30, 2004 and 2003, outstanding options and shares of restricted stock in the amount of 7,330,000 and 6,352,000, respectively, were excluded from the calculation of diluted loss per share because the effect would be antidilutive.

 9. DISCONTINUED OPERATIONS

    In September 2000, the Company sold the extrusion coating and laminating business segment of American Business Products, Inc., a company acquired in February 2000. The consideration received for this business included an unsecured note which was fully reserved at the time of the sale. This note was redeemed by the issuer in June 2004 for $2.0 million. The proceeds, net of tax, have been recorded as a gain on disposal of discontinued operations.

    During the first quarter of 2003, the Company recorded a gain on the disposal of discontinued operations in the amount of $2.5 million. This gain was the result of a change in the estimated tax impact of the disposition of its prime label business, which was sold in May 2002. The gain was reduced by $0.6 million in the second quarter of 2003 based on the completion of the tax return.

10. SEGMENT INFORMATION

    In October 2003, the Company reorganized into two operating segments: commercial and resale. This reorganization aligned the Company's structure with its strategic goals. Segment information for the three and six months ended June 30, 2003 has been restated to reflect the new operating segments.

    The commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications, general commercial printing and the manufacturing and printing

                       CENVEO, INC. AND SUBSIDIARIES

10. SEGMENT INFORMATION (CONTINUED)

of customized envelopes for billing and remittance and direct mail advertising. The commercial segment also offers services such as design, fulfillment, e-commerce and inventory management. The products and services of the commercial segment are sold directly to national and local customers.

    The resale segment produces business forms and labels, custom and stock envelopes and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office-products retail chains and the Internet.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Inter-company sales for the three months ended June 30, 2004 and 2003 were $53.3 million and $34.5 million, respectively. Inter-company sales for the six months ended June 30, 2004 and 2003 were $102.1 million and $71.4 million, respectively. These amounts were eliminated in consolidation and excluded from reported net sales.

    The following tables present certain segment information for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                    2004           2003           2004           2003
                                                  --------       --------       --------       --------
    Net sales:
        Commercial..........................      $307,583       $306,608       $631,432       $630,670
        Resale..............................       101,813        101,218        201,706        204,476
                                                  --------       --------       --------       --------
        Total...............................      $409,396       $407,826       $833,138       $835,146
                                                  ========       ========       ========       ========
    Operating income (expense):
        Commercial..........................      $  9,920       $ 10,285       $ 21,914       $ 22,765
        Resale..............................        12,359         10,455         23,822         22,309
        Corporate...........................        (7,474)        (5,115)       (12,017)       (10,171)
                                                  --------       --------       --------       --------
        Total...............................      $ 14,805       $ 15,625       $ 33,719       $ 34,903
                                                  ========       ========       ========       ========
    Restructuring charges:
        Commercial..........................      $  1,018       $    410       $  1,121       $  1,320
        Resale..............................            --            (54)            --           (195)
                                                  --------       --------       --------       --------
        Total...............................      $  1,018       $    356       $  1,121       $  1,125
                                                  ========       ========       ========       ========
    Net sales by product line:
        Commercial printing.................      $186,873       $185,638       $385,073       $382,468
        Envelopes...........................       172,077        171,845        346,180        352,035
        Business forms and labels...........        50,446         50,343        101,885        100,643
                                                  --------       --------       --------       --------
        Total...............................      $409,396       $407,826       $833,138       $835,146
                                                  ========       ========       ========       ========

11. SUBSEQUENT EVENT

    On July 6, 2004 the Company purchased the stock of Valco Graphics Inc., a commercial printing company in Seattle, Washington with annual sales of approximately $18 million, for $9.5 million in cash. The Company plans to combine its existing commercial printing operation in Seattle with Valco Graphics and operate the combined entity as Cenveo, Seattle.

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    Cenveo Corporation (formerly known as Mail-Well I Corporation) ("Issuer"), the Company's wholly-owned subsidiary, and the only direct subsidiary of the Company, has issued $350 million aggregate principal amount of 9 5/8% Senior Notes ("Senior Notes") due in 2012 and $320 million aggregate principal amount of 7 7/8% Senior Subordinated Notes ("Senior Subordinated Notes") due in 2013. The Senior Notes and Senior Subordinated Notes are guaranteed by the Guarantor Subsidiaries and the Parent Guarantor. The guarantees are joint and several, full, complete and unconditional. There are no material restrictions on the ability of the Guarantor Subsidiaries to transfer funds to the issuer in the form of cash dividends, loans or advances, other than ordinary legal restrictions under corporate law, fraudulent transfer and bankruptcy laws.

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

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                   CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                              June 30, 2004
                                             (in thousands)

                                                                 COMBINED
                                       PARENT                   GUARANTOR
                                      GUARANTOR     ISSUER     SUBSIDIARIES      ELIM.      CONSOLIDATED
                                      ---------   ----------   ------------   -----------   ------------
Current assets:
  Cash and cash equivalents.........   $    --    $       --     $    165     $        --    $      165
  Accounts receivable, net..........        --        54,196      164,392              --       218,588
  Inventories, net..................        --        46,767       64,511              --       111,278
  Note receivable from
   subsidiaries.....................        --       603,100           --        (603,100)           --
  Other current assets..............        --        26,266       18,083              --        44,349
                                       -------    ----------     --------     -----------    ----------
    Total current assets............        --       730,329      247,151        (603,100)      374,380
Investment in subsidiaries..........    44,625       407,949           --        (452,574)           --
Property, plant and equipment,
 net................................        --        89,278      285,141              --       374,419
Goodwill and other intangible
 assets, net........................        --        67,289      247,436              --       314,725
Deferred tax asset (liability)......        --        12,402       (9,777)             --         2,625
Other assets, net...................        --        33,635        4,244              --        37,879
                                       -------    ----------     --------     -----------    ----------
Total assets........................   $44,625    $1,340,882     $774,195     $(1,055,674)   $1,104,028
                                       =======    ==========     ========     ===========    ==========
Current liabilities:
  Accounts payable..................   $    --    $   42,266     $104,241     $        --    $  146,507
  Other current liabilities.........        --        51,159       62,641              --       113,800
  Intercompany payable
   (receivable).....................        --       417,637     (417,637)             --            --
  Note payable to Issuer............        --            --      603,100        (603,100)           --
  Current maturities of long-term
   debt.............................        --         1,784          800              --         2,584
                                       -------    ----------     --------     -----------    ----------
    Total current liabilities.......        --       512,846      353,145        (603,100)      262,891

Long-term debt, less current
 maturities.........................        --       766,037        4,335              --       770,372
Other liabilities...................        --        17,374        8,766              --        26,140
                                       -------    ----------     --------     -----------    ----------
    Total liabilities...............        --     1,296,257      366,246        (603,100)    1,059,403
Shareholders' equity................    44,625        44,625      407,949        (452,574)       44,625
                                       -------    ----------     --------     -----------    ----------
Total liabilities and shareholders'
 equity.............................   $44,625    $1,340,882     $774,195     $(1,055,674)   $1,104,028
                                       =======    ==========     ========     ===========    ==========

                       CENVEO, INC. AND SUBSIDIARIES

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

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                    Three Months Ended June 30, 2004
                                             (in thousands)

                                                                     COMBINED
                                             PARENT                 GUARANTOR
                                            GUARANTOR    ISSUER    SUBSIDIARIES   ELIM.    CONSOLIDATED
                                            ---------   --------   ------------   ------   ------------
Net sales.................................   $    --    $100,793     $308,603     $   --     $409,396
Cost of sales.............................        --      82,734      243,028         --      325,762
                                             -------    --------     --------     ------     --------
Gross profit..............................        --      18,059       65,575         --       83,634
Operating expenses:
  Selling, general and administrative.....        --      17,269       50,542         --       67,811
  Restructuring charges...................        --          --        1,018         --        1,018
                                             -------    --------     --------     ------     --------
Operating income..........................        --         790       14,015         --       14,805
Other expense:
  Interest expense........................        --      17,461           52         --       17,513
  Intercompany interest expense
   (income)...............................        --     (12,713)      12,713         --           --
  Other...................................        --         638         (111)        --          527
                                             -------    --------     --------     ------     --------
Income (loss) from continuing operations,
 before income taxes and undistributed
 earnings of subsidiaries.................        --      (4,596)       1,361         --       (3,235)
Income tax expense (benefit)..............        --        (239)         300         --           61
                                             -------    --------     --------     ------     --------
Income (loss) from continuing operations,
 before undistributed earnings of
 subsidiaries.............................        --      (4,357)       1,061         --       (3,296)
Gain on disposal of discontinued
 operations, net of taxes of $770.........        --      (1,230)          --         --       (1,230)
Equity in undistributed earnings of
 subsidiaries.............................    (2,066)      1,061           --      1,005           --
                                             -------    --------     --------     ------     --------
Net income (loss).........................   $(2,066)   $ (2,066)    $  1,061     $1,005     $ (2,066)
                                             =======    ========     ========     ======     ========

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                    Three Months Ended June 30, 2003
                                             (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................   $    --    $101,904     $305,922     $     --     $407,826
Cost of sales...........................        --      85,035      243,670           --      328,705
                                           -------    --------     --------     --------     --------
Gross profit............................        --      16,869       62,252           --       79,121
Other operating expenses................        --      18,054       45,086           --       63,140
Restructuring and other charges.........        --          --          356           --          356
                                           -------    --------     --------     --------     --------
Operating income (loss).................        --      (1,185)      16,810           --       15,625
Other expense (income):
  Interest expense......................        --      18,172       13,650      (13,703)      18,119
  Other expense (income)................        --     (13,724)         376       13,703          355
                                           -------    --------     --------     --------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................        --      (5,633)       2,784           --       (2,849)
Income tax expense (benefit)............        --      (2,206)       1,038           --       (1,168)
                                           -------    --------     --------     --------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................        --      (3,427)       1,746           --       (1,681)
Equity in undistributed earnings of
 subsidiaries...........................    (2,262)      1,746           --          516           --
                                           -------    --------     --------     --------     --------
Income (loss) from continuing
 operations.............................    (2,262)     (1,681)       1,746          516       (1,681)
Loss on disposal........................        --         581           --           --          581
                                           -------    --------     --------     --------     --------
Net income (loss).......................   $(2,262)   $ (2,262)    $  1,746     $    516     $ (2,262)
                                           =======    ========     ========     ========     ========

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                     Six Months Ended June 30, 2004
                                             (in thousands)

                                                                   COMBINED
                                         PARENT                   GUARANTOR
                                        GUARANTOR      ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                        ---------     --------   ------------   --------   ------------
Net sales............................... $     --     $201,383     $631,755     $     --     $833,138
Cost of sales...........................       --      163,878      497,206           --      661,084
                                         --------     --------     --------     --------     --------
Gross profit............................       --       37,505      134,549           --      172,054
Other operating expenses................       --       33,700      103,514           --      137,214
Restructuring and other charges.........       --           --        1,121           --        1,121
                                         --------     --------     --------     --------     --------
Operating income........................       --        3,805       29,914           --       33,719
Other expense (income):
  Interest expense......................       --       35,794          118           --       35,912
  Intercompany interest expense
   (income).............................       --      (26,275)      26,275           --           --
  Loss on early extinguishment of
   debt.................................       --       17,748           --           --       17,748
  Other expense (income)................       --          956           12           --          968
                                         --------     --------     --------     --------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................       --      (24,418)       3,509           --      (20,909)
Income tax expense (benefit)...........        --       (1,270)         192           --       (1,078)
                                         --------     --------     --------     --------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................       --      (23,148)       3,317           --      (19,831)
Equity in undistributed earnings of
 subsidiaries...........................  (18,601)       3,317           --       15,284           --
                                         --------     --------     --------     --------     --------
Income (loss) from continuing
 operations.............................  (18,601)     (19,831)       3,317       15,284      (19,831)
Gain on disposal of discontinued
 operations, net of taxes of $770.......       --       (1,230)          --           --       (1,230)
                                         --------     --------     --------     --------     --------
Net income (loss)....................... $(18,601)    $(18,601)    $  3,317     $ 15,284     $(18,601)
                                         ========     ========     ========     ========     ========

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                     Six Months Ended June 30, 2003
                                             (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................   $   --     $209,547     $625,599     $     --     $835,146
Cost of sales...........................       --      175,019      497,079           --      672,098
                                           ------     --------     --------     --------     --------
Gross profit............................       --       34,528      128,520           --      163,048
Other operating expenses................       --       33,884       93,136           --      127,020
Restructuring and other charges.........       --           --        1,125           --        1,125
                                           ------     --------     --------     --------     --------
Operating income (loss).................       --          644       34,259           --       34,903
Other expense (income):
  Interest expense......................       --       36,259       27,430      (27,356)      36,333
  Other expense (income)................       --      (27,381)         512       27,356          487
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................       --       (8,234)       6,317           --       (1,917)
Income tax expense (benefit)............       --       (3,294)       2,527           --         (767)
                                           ------     --------     --------     --------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................       --       (4,940)       3,790           --       (1,150)
Equity in undistributed earnings of
 subsidiaries...........................      447        3,790           --       (4,237)          --
                                           ------     --------     --------     --------     --------
Income (loss) from continuing
 operations.............................      447       (1,150)       3,790       (4,237)      (1,150)
Gain on disposal........................       --       (1,919)          --           --       (1,919)
Cumulative effect of a change in
 accounting principle...................       --          322           --           --          322
                                           ------     --------     --------     --------     --------
Net income (loss).......................   $  447     $    447     $  3,790     $ (4,237)    $    447
                                           ======     ========     ========     ========     ========

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                     CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    Six Months Ended June 30, 2004
                                            (in thousands)

                                                                            COMBINED
                                                 PARENT                    GUARANTOR
                                                GUARANTOR     ISSUER      SUBSIDIARIES   CONSOLIDATED
                                                ---------   -----------   ------------   ------------
Cash flows provided by (used in) from
 operating activities.........................  $      --   $   (12,064)    $  7,341     $    (4,723)
Cash flows from investing activities:
  Capital expenditures........................         --        (3,549)      (8,911)        (12,460)
  Intercompany advances.......................        (46)           92          (46)             --
  Proceeds from sales of property, plant &
   equipment..................................         --            --          346             346
  Proceeds on divestitures, net...............         --            --        2,000           2,000
                                                ---------   -----------     --------     -----------
  Net cash used in investing activities.......        (46)       (3,457)      (6,611)        (10,114)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt....         --     1,677,071           --       1,677,071
  Repayments of long-term debt................         --    (1,652,614)        (460)     (1,653,074)
  Proceeds from issuance of common stock......         46            --           --              46
  Capitalized loan fees.......................         --        (8,936)          --          (8,936)
                                                ---------   -----------     --------     -----------
  Net cash provided by (used in) financing
   activities.................................         46        15,521         (460)         15,107
Effect of exchange rate changes on cash and
 cash equivalents.............................         --            --         (412)           (412)
                                                ---------   -----------     --------     -----------
Net change in cash and cash equivalents.......         --            --         (142)           (142)
Cash and cash equivalents at beginning of
 year.........................................         --            --          307             307
                                                ---------   -----------     --------     -----------
Cash and cash equivalents at end of period....  $      --   $        --     $    165     $       165
                                                =========   ===========     ========     ===========

                       CENVEO, INC. AND SUBSIDIARIES

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                     CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    Six Months Ended June 30, 2003
                                            (in thousands)

                                                                            COMBINED
                                                   PARENT                  GUARANTOR
                                                  GUARANTOR    ISSUER     SUBSIDIARIES   CONSOLIDATED
                                                  ---------   ---------   ------------   ------------
Cash flows from (used in) operating
 activities.....................................  $      --   $ (17,035)    $ 37,194      $  20,159
Cash flows from investing activities:
  Capital expenditures..........................         --        (976)     (12,034)       (13,010)
  Proceeds from divestitures, net...............         --       3,864           --          3,864
  Intercompany advances.........................        (16)     25,257      (25,241)            --
  Proceeds from the sale of assets..............         --          --          627            627
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) investing
   activities...................................        (16)     28,145      (36,648)        (8,519)
Cash flows from financing activities:
  Proceeds from the issuance of common stock....         16          --           --             16
  Proceeds from long-term debt..................         --     947,205           --        947,205
  Repayments of long-term debt..................         --    (960,176)        (771)      (960,947)
  Capitalized loan fees.........................         --        (437)          --           (437)
                                                  ---------   ---------     --------      ---------
  Net cash provided by (used in) financing
   activities...................................         16     (13,408)        (771)       (14,163)
Effect of exchange rate changes on cash.........         --          --          619            619
                                                  ---------   ---------     --------      ---------
Net increase (decrease) in cash and cash
 equivalents....................................         --      (2,298)         394         (1,904)
Balance at beginning of year....................         --       1,957          693          2,650
                                                  ---------   ---------     --------      ---------
Balance at end of period........................  $      --   $    (341)    $  1,087      $     746
                                                  =========   =========     ========      =========

                       CENVEO, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

    We are one of North America's leading providers of visual communications. We produce a variety of products and provide services that help our customers deliver customized messages more effectively. In keeping with our strategy to unite all of our operations under one identity, our shareholders approved the change of the Company's name from Mail-Well, Inc. to Cenveo, Inc. on April 29, 2004. In October 2003, we reorganized Cenveo into two business segments. This reorganization aligned our structure with our principal strategic goals: to operate as one company; to provide our customers with one point of entry into Cenveo; and to provide our customers with a full spectrum of our products and services delivered with speed, reliability and efficiency.

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

    MARKET AND OTHER FACTORS. Approximately 50% of our commercial printing sales and approximately 40% of our custom envelope sales are related to advertising and direct mail promotions. Beginning in 2001, many of our customers significantly reduced promotional spending in response to the economic slowdown. Advertising and promotional spending historically have not improved as quickly as the overall economy after a recession. Additionally, we expect growth in printed advertising and promotional spending to be slower than it was prior to the recession. While the volumes of certain of our products are beginning to increase and our margins are improving, there is overcapacity in our industry and significant competitive pricing pressures. We do not expect strong internal growth until capacity is reduced or the markets served by our commercial segment, particularly advertising and direct mail, fully recover from the recession.

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

    * We must continue to manage our capacity and operating leverage. In 2001, we began a restructuring program to consolidate many of our manufacturing facilities to reduce excess capacity and improve our competitive position. We have closed eleven of our envelope facilities and four printing operations to improve the utilization of our capacity. In the second quarter of 2004 we closed another envelope facility.

RESALE

    Our resale segment produces business forms and labels, custom and stock envelopes and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office-products retail chains and the Internet. The resale segment operates 20 manufacturing facilities.

                       CENVEO, INC. AND SUBSIDIARIES

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

    * In 2003, we launched a major initiative we refer to as "Mobilization." Mobilization is a comprehensive program designed to actively involve all of our employees in improving service, quality, efficiency and innovation. We believe this initiative has and will continue to improve teamwork, communication and accountability throughout our business and thus improve operations, safety and customer service, and reduce costs.

    * The cost of coated and uncoated paper has increased in the first six months of 2004 and additional price increases have been announced. These increases in the cost of manufacturing our products will negatively impact the profit margins of both resale and commercial to the extent we are unable to increase our prices on these products. It will be important for us to mitigate the impact of this price increase.

CONSOLIDATED RESULTS

    The summary financial data set forth in the tables that follow present reported amounts as well as comparable financial data for our commercial and resale operating segments. Division net sales are the sales of our operating segments and exclude sales of our digital graphics operations sold in March 2003. Division operating income is the operating income of our segments before considering restructuring expenses and the operating results of the digital graphics operations and excludes

                       CENVEO, INC. AND SUBSIDIARIES

unallocated corporate expenses. We believe this presentation provides information useful to understanding of the performance of our two operating segments.

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                    2004           2003           2004           2003
                                                  --------       --------       --------       --------
Division net sales..........................      $409,396       $407,826       $833,138       $832,273
    Divested operations.....................            --             --             --          2,873
                                                  --------       --------       --------       --------
Net sales...................................       409,396        407,826        833,138        835,146

Division operating income...................        23,298         21,096         46,857         46,031
    Unallocated corporate expense...........        (7,475)        (5,115)       (12,017)       (10,171)
    Restructuring expense...................        (1,018)          (356)        (1,121)        (1,125)
    Divested operations.....................            --             --             --            168
                                                  --------       --------       --------       --------
Operating income............................        14,805         15,625         33,719         34,903
    Interest expense........................        17,513         18,119         35,912         36,333
    Loss on early extinguishment of debt....            --             --         17,748             --
    Other...................................           527            355            968            487
                                                  --------       --------       --------       --------
Loss from continuing operations before
  income taxes..............................        (3,235)        (2,849)       (20,909)        (1,917)
    Income tax benefit (expense)............           (61)         1,168          1,078            767
                                                  --------       --------       --------       --------
Loss from continuing operations.............        (3,296)        (1,681)       (19,831)        (1,150)
    Gain (loss) on disposal of discontinued
      operations............................         1,230           (581)         1,230          1,919
    Change in accounting principle..........            --             --             --           (322)
                                                  --------       --------       --------       --------
Net income (loss)...........................      $ (2,066)      $ (2,262)      $(18,601)      $    447
                                                  ========       ========       ========       ========
Earnings (loss) per share...................      $  (0.04)      $  (0.05)      $  (0.39)      $   0.01
                                                  ========       ========       ========       ========

NET SALES

    Net sales and division net sales increased $1.6 million in the second quarter of 2004 compared to net sales for the second quarter of 2003. Sales of our commercial segment increased $1.0 million, and sales of our resale segment increased $0.6 million.

    For the six months ended June 30, 2004, net sales declined $2.0 million compared to net sales for the comparable period of 2003. Sales in the first six months of 2003 included $2.9 million of the digital graphics operations divested in the first quarter of 2003. Division net sales for the six months ended June 30, 2004 increased $0.9 million. Sales of our commercial segment increased $3.6 million while sales of our resale segment decreased $2.8 million.

OPERATING INCOME

    Operating income declined $0.8 million in the second quarter of 2004 and $1.2 million for the six months ended June 30, 2004 compared to operating income earned in the comparable periods of 2003.

    DIVISION OPERATING INCOME. Division operating income increased $2.2 million in the second quarter of 2004 compared to division operating income earned in the second quarter of 2003. Division operating income of our commercial segment improved $0.2 million. Division operating income of our resale segment improved $2.0 million.

    For the six months ended June 30, 2004, division operating income increased $0.8 million. The increase in division operating income was due to our resale segment which improved its operating

                       CENVEO, INC. AND SUBSIDIARIES

income by $1.7 million. The division operating income of the commercial segment declined $0.9 million.

    UNALLOCATED CORPORATE EXPENSES. Unallocated corporate expenses include the costs of our corporate headquarters. The increase in corporate expenses in the second quarter of 2004 and for the six months ended June 30, 2004 is primarily due to an increase in the cost of workers' compensation claims. We did not allocate these expenses to our segments because the increased costs related to the development of claims incurred prior to 2004.

    RESTRUCTURING EXPENSES. We continue to evaluate our operations for opportunities to optimize capacity and reduce costs. In February 2004, we announced the closure of our envelope plant in Bensalem, Pennsylvania and its integration into our Philadelphia printing facility. The expenses incurred in connection with this closure, which were primarily employee separation and related expenses and expenses for equipment moves and preparing the building in Bensalem for sale, totaled $1.0 million in the second quarter of 2004 and $1.1 million for the six months ended June 30, 2004.

    The total cost of the closure is expected to be approximately $2.2 million consisting of the following (in thousands):

    Employee separation and related expenses................      $  875
    Equipment write-downs, net..............................         500
    Equipment moving expenses...............................         225
    Building clean-up and other expenses....................         570
                                                                  ------
        Total...............................................      $2,170
                                                                  ======

    We anticipate incurring the remainder of these expenses prior to the end of 2004.

    DIVESTED OPERATIONS. Operating income in 2003 included operating income of $0.2 million from the digital graphics operations divested in March 2003.

INTEREST EXPENSE

    Interest expense decreased by $0.6 million in the second quarter of 2004 compared to the second quarter of 2003. Interest expense incurred during the second quarter of 2004 reflected our average outstanding debt during the quarter of $807.1 million and a weighted average interest rate of 8.06% compared to the average outstanding debt of $801.9 million and a weighted average interest rate of 8.36% in the second quarter of 2003.

    For the six months ended June 30, 2004, interest expense was $0.4 million lower than the comparable period of 2003. Interest expense incurred during this period reflected our average outstanding debt of $812.4 million and a weighted average interest rate of 8.19% compared to the average outstanding debt of $807.5 million and a weighted average interest rate of 8.35% during the first six months of 2003.

    Our average outstanding debt and weighted average interest rate in 2004 reflect the issuance of the 7 7/8% senior subordinated notes in January, the proceeds of which were used to redeem our 8 3/4% senior subordinated notes and lower outstanding debt issued under our credit facility.

LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT

    In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem our 8 3/4% senior subordinated notes due 2008. The premium paid to redeem the 8 3/4% notes and the unamortized debt issuance costs on the 8 3/4% notes, which were written off, totaled $17.7 million.

                       CENVEO, INC. AND SUBSIDIARIES

TAX BENEFIT

    The income tax benefit recorded on the loss before income taxes was based on the effective tax rate of 5.2% for the six months ended June 30, 2004. Our effective tax rate was negatively impacted by the establishment of additional valuation allowances on certain deferred tax assets. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109") requires us to evaluate the realizability of our deferred tax assets on a quarterly basis. SFAS 109 requires us to provide a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence with respect to the realizability of deferred tax assets, establishment of a valuation allowance must be considered. Under provisions of SFAS 109, the substantial losses we incurred over the most recent three-year period represent sufficient negative evidence. Accordingly, we are providing an additional valuation allowance to cover the estimated impairment of the deferred tax asset arising from U.S. related operating losses that are expected to be generated in 2004.

    In the second quarter of 2004, we determined that $6.4 million of our tax contingency reserves established in prior years were no longer necessary. Also in the second quarter of 2004, we determined that certain assumptions in our tax planning strategies were no longer sufficient to utilize all of our capital loss carryforwards and added $6.0 million to our valuation allowance.

    We believe our remaining deferred tax assets will be realized through the reversal of our existing temporary differences and the execution of available tax planning strategies. Additional valuation allowances may be required if we are unable to execute our tax planning strategies or generate future taxable income. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our valuation allowance. The establishment or reversal of valuation allowances could have a significant negative or positive impact on future earnings.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

    In September 2000, we sold the extrusion coating and laminating business segment of American Business Products, Inc., a company we acquired in February 2000. The consideration received for this business included an unsecured note which was fully reserved at the time of the sale. This note was redeemed by the issuer in June 2004 for $2.0 million. The proceeds, net of tax, have been recorded as a gain on disposal of discontinued operations.

    The loss on the disposal of discontinued operations recorded in the second quarter of 2003 and the gain recorded for the six months ended June 30, 2003 were the results of adjustments made to the tax impact of the sale of the prime label business in 2002.

NET LOSS AND LOSS PER SHARE--DILUTED

    The net loss and loss per share for the second quarter of 2004 reflect the improved performance of our operating segments and the gain on disposal of discontinued operations. These gains were offset by higher workers' compensation expense, higher amortization expense and higher restructuring expense. Operating income was not sufficient to cover interest expense.

    For the six month ended June 30, 2004, our net loss and net loss per share reflect operating income that was not sufficient to cover interest expense and the $17.7 million loss incurred on the early extinguishment of debt.

                       CENVEO, INC. AND SUBSIDIARIES

BUSINESS SEGMENTS


COMMERCIAL

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                    2004           2003           2004           2003
                                                  --------       --------       --------       --------
Division net sales..........................      $307,583       $306,608       $631,432       $627,797
    Divested operations.....................            --             --             --          2,873
                                                  --------       --------       --------       --------
Net sales...................................       307,583        306,608        631,432        630,670

Division operating income...................        10,938         10,695         23,035         23,917
    Restructuring expense...................        (1,018)          (410)        (1,121)        (1,320)
    Divested operations.....................            --             --             --            168
                                                  --------       --------       --------       --------
Operating income............................         9,920         10,285         21,914         22,765
Operating income margin.....................           3.2%           3.4%           3.5%           3.6%

    Net sales of our commercial segment for the second quarter of 2004 increased $1.0 million to $307.6 million compared to net sales in the second quarter of 2003. Sales of our commercial printing and envelope products in the second quarter of 2004 were comparable to the second quarter of 2003. The sales increase in the second quarter of 2004 was primarily due to the favorable impact of the strength of the Canadian dollar on the sales of our Canadian operations.

    Operating income for the second quarter of 2004 decreased slightly to $9.9 million from the $10.3 million earned in the second quarter of 2003. This decrease was due to the higher restructuring expenses incurred in the second quarter of 2004. Division operating income increased slightly to $10.9 million from the $10.7 million earned in the prior year. This improvement was due to a 140 basis point, or 7.8%, improvement in gross profit margin which more than covered higher sales and marketing expenses and higher amortization expense. Amortization expense was $1.0 million higher in the second quarter of 2004 due to the amortization of an intangible asset recorded in connection with the payment of contingent purchase price on an acquisition completed in 2002.

    Net sales of our commercial segment for the six months ended June 30, 2004 were slightly higher than net sales in the comparable period of 2003. Net sales in 2003 included sales of $2.9 million of the digital graphics operations that were sold in March 2003. Division net sales were $631.4, an increase of $3.6 million, in 2004 compared to division net sales in 2003.

    * Sales of our commercial printing products increased by $2.0 million. This increase was driven by higher sales of high impact printing products.

    * Envelope sales of our domestic operations were $5.8 million lower driven by lower volume in the first quarter and lower average selling prices.

    * The favorable impact of the strength of the Canadian dollar on the sales of our Canadian operations was $7.4 million.

    Operating income for the six months ended June 30, 2004 was $21.9 million, $0.9 million lower than the operating income earned in the comparable period of 2003. Division operating income of $23.0 million declined by a similar amount. A 120 basis point, or 6.8%, improvement in gross profit margin was offset by increases in sales and marketing expenses and a $2.0 million increase in amortization expense.

                       CENVEO, INC. AND SUBSIDIARIES

RESALE

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                    2004           2003           2004           2003
                                                  --------       --------       --------       --------
Net sales...................................      $101,813       $101,218       $201,706       $204,476

Division operating income...................        12,359         10,401         23,822         22,114
    Restructuring income....................            --             54             --            195
                                                  --------       --------       --------       --------
Operating income............................        12,359         10,455         23,822         22,309
Operating income margin.....................          12.1%          10.3%          11.8%          10.9%

    Net sales of our resale segment for the second quarter of 2004 increased by $0.6 million, to $101.8 million, compared to net sales in the second quarter of 2003. Growth in sales of business labels which began in the first quarter of 2004 continued during the second quarter. Sales of business labels grew $2.3 million, or 9.2%, during the quarter; however, this sales growth was offset by lower sales of business forms and lower sales of office products. Demand for traditional business forms, especially continuous forms, continued to decline in the second quarter as users of these products acquire laser printing capabilities.

    Operating income for the second quarter of 2004 increased $1.9 million to $12.4 million compared to operating income earned in the second quarter of 2003. This improvement was due primarily to the sales growth of business labels and reductions in administrative expenses.

    Net sales for the six months ended June 30, 2004 were $2.8 million lower than net sales in the comparable period of 2003. For the first half of 2004, sales of business labels were $5.8 million higher than in 2003. This strong sales performance was offset by lower sales in the office products retail channel during the first quarter of 2004 and lower sales of business forms.

    Operating income for the six months ended June 30, 2004 was $1.5 million higher than operating income earned in the comparable period of 2003. The strong performance of our business labels products and lower fixed expenses more than offset the impact of lower sales.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Cash used in operations was $4.7 million during the first six months of 2004 compared to $20.2 million provided by operations during the comparable period of 2003. During the first six months of 2004, we paid redemption premiums of $13.5 million to redeem our 8 3/4% senior subordinated notes. In addition, cash used for increases in working capital during the first six months of 2004 totaled $8.9 million compared to an increase of $0.6 million during the comparable period of 2003. This increase was primarily due to the payment of a $4.9 million legal settlement accrued at December 31, 2003 and increases in inventory needed to support new business. We do not expect the increase in inventories to be permanent.

    INVESTING ACTIVITIES. Capital expenditures were $12.5 million as of June 30, 2004 compared to $13.0 million as of June 30, 2003. We anticipate capital expenditures for all of 2004 to be approximately $25.0 million.

    On July 6, 2004, we purchased the stock of Valco Graphics Inc., a commercial printing company in Seattle, Washington. The cost of this acquisition was $9.5 million.

    FINANCING ACTIVITIES. In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem the $300 million of 8 3/4% senior subordinated notes due 2008. The cost incurred to issue the 7 7/8% senior subordinated notes was $7.1 million. These debt issuance costs have been deferred and will be amortized over the term of the notes. We recorded a loss of $17.7 million on the early extinguishment of the 8 3/4% senior subordinated notes

                       CENVEO, INC. AND SUBSIDIARIES

which consisted of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million.

    In March 2004, we amended our $300 million senior secured credit facility to extend its term to June 2008. The cost incurred to amend the credit facility was $1.8 million. These debt issuance costs will be amortized over the extended term of the facility.

    The following table summarizes our cash payment obligations as of June 30, 2004 by year:

                                                                     OTHER LONG-           PURCHASE         TOTAL CASH
                       LONG-TERM DEBT       OPERATING LEASES       TERM LIABILITIES       COMMITMENTS       OBLIGATIONS
                       --------------       ----------------       ----------------       -----------       -----------
Year 1...............     $  2,584              $ 31,508                $    --              $360             $ 34,452
Year 2...............        2,340                26,797                  3,521               420               33,078
Year 3...............        2,358                23,220                  3,259                --               28,837
Year 4...............       92,917                17,139                  2,220                --              112,276
Year 5...............        1,033                 9,833                  2,042                --               12,908
Thereafter...........      671,724                18,574                 15,098                --              705,396
                          --------              --------                -------              ----             --------
Total................     $772,956              $127,071                $26,140              $780             $926,947
                          ========              ========                =======              ====             ========

    At June 30, 2004, we had outstanding letters of credit of approximately $24.9 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.6 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    In conjunction with the sale of the prime label business in May 2002, we guaranteed certain lease obligations. As of June 30, 2004, the contingent liability under the guarantee was $5.4 million. We have not made and do not expect to make any payments under this guarantee. See Note 4 to the condensed consolidated financial statements for additional information with respect to this guarantee.

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

    We expect to be able to fund our operations, capital expenditures, debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior secured credit facility. Based on the certificate filed for June 30, 2004 activity, we had $112.2 million of unused credit available under this credit facility.

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

                       CENVEO, INC. AND SUBSIDIARIES

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

AVAILABLE INFORMATION

    Our Internet address is: www.cenveo.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls are web cast live via our website and presentations to securities analysts are included on our website.

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

FORWARD-LOOKING INFORMATION

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, "believe," "expect," "intend," "appear," "estimate," "anticipate," "project," "will" and other similar expressions. All such statements address operating performance, events or developments that we expect or anticipate will occur in the future and are not historical in nature. All forward-looking statements reflect our current views of Cenveo with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. As and when made, we believe that these forward-looking statements are reasonable; however, these statements involve known and unknown risks, including, but not limited to:

    * General economic, business and labor conditions

    * The ability to implement our strategic initiatives

    * The ability to sustain profitability after substantial losses in 2002 and 2001 and in the first six months of 2004

    * The majority of our sales are not subject to long-term contracts

    * The industry is extremely competitive due to over capacity in the industry

    * The impact of the Internet and other electronic media on the demand for envelopes and printed material

    * Postage rates and other changes in the direct mail industry

                       CENVEO, INC. AND SUBSIDIARIES

    * Environmental laws may affect our business

    * The ability to retain key management personnel

    * Compliance with recently enacted and proposed changes in laws and regulations affecting public companies could be burdensome and expensive

    * The ability to successfully identify, manage and integrate possible future acquisitions

    * Dependence on suppliers and the costs of paper and other raw materials and the ability to pass paper price increases onto customers

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At June 30, 2004, we had variable rate debt outstanding of $100.3 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which is $316.4 million, would increase our annual interest expense by $3.2 million.

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

                         PART II OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On April 29, 2004, the Company held its Annual Meeting of Stockholders, at which the following matters were voted upon:

    ELECTION OF DIRECTORS--The following individuals were elected or re-elected to the Board of Directors by the following vote:

                          NAME                             FOR           WITHHOLD
        -----------------------------------------       ----------       ---------
        Paul V. Reilly                                  42,151,726       3,016,492
        Thomas E. Costello                              42,202,747       2,965,471
        Martin J. Maloney                               42,157,190       3,011,027
        David M. Olivier                                42,238,168       2,930,049
        Jerome W. Pickholz                              42,404,619       2,763,599
        Alister W. Reynolds                             42,155,190       3,013,027
        Susan O. Rheney                                 41,361,028       3,807,190

    AMENDMENT OF ARTICLES OF INCORPORATION--A proposal to amend the articles of incorporation to change the Company's name to Cenveo, Inc., was approved by the following vote: 40,219,570 For, 4,765,497 Against, 183,149 Abstentions.

    AMENDMENT OF 2001 LONG TERM EQUITY INCENTIVE PLAN--A proposal to amend the Company's 2001 Long Term Equity Incentive Plan, increasing the number of shares reserved for issuance under the Plan to 7,450,000 and increasing the number of shares that may be granted as awards other than options, was approved by the following vote: 29,214,882 For, 7,548,684 Against, 668,145 Abstentions.

    SELECTION OF AUDITORS--The selection by the Audit Committee of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004 was ratified by the following vote: 44,666,635 For, 311,452 Against, 175,628 Abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  3.1 Articles of Incorporation of the Company--incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1997.

  3.2* Articles of Amendment to the Articles of Incorporation of the Company dated May 17, 2004.

  3.3 Bylaws of the Company--incorporated by reference from Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended June 30, 1997.

  3.4* Certificate of Amendment of Certificate of Incorporation of Cenveo Corporation (formerly known as Mail-Well I Corporation) dated May 14, 2004.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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

  4.4 Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8 Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.6 to Mail-Well, Inc.'s Annual Form 10-K filed February 27, 2004.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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

 10.21 Amendment Agreement No. 2 dated as of March 25, 2004 among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantor, Fleet Capital Corporation as Agent, and the Trust Purchasers named therein--incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for quarter ended March 31, 2004.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.22 Second Amended and Restated Credit Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to
         Exhibit 10.22 of the Company's Form 10-Q for quarter ended March 31, 2004.

 10.23 Second Amended and Restated Security Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to
         Exhibit 10.23 of the Company's Form 10-Q for quarter ended March 31, 2004.

 10.24*  Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended.

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

---------------
 * Filed herewith.
** Furnished herewith.

(b) REPORTS ON FORM 8-K

    1. Current report filed under Item 5 of Form 8-K dated as of May 17, 2004 in connection with the Company amending its articles of incorporation to change its name, and a change in the symbol under which the Company's common stock is traded.

    2. Current report filed under Item 9 of Form 8-K dated as of May 6, 2004 in connection with the Company's earnings release.

    3. Current report filed under Item 5 of Form 8-K dated as of May 6, 2004 in connection with the transcript of the Company's investor conference call held on May 3, 2004.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on July 30, 2004.


                            CENVEO, INC.


                            By:             /s/ PAUL V. REILLY
                               ---------------------------------------------
                                  Paul V. Reilly, Chairman of the Board,
                                   President and Chief Executive Officer
                                       (Principal Executive Officer)



                            By:           /s/ MICHEL P. SALBAING
                               ---------------------------------------------
                                Michel P. Salbaing, Senior Vice President--
                                    Finance and Chief Financial Officer
                                     (Principal Financial Officer and
                                       Principal Accounting Officer)