Form 10-Q
period 2004-09-30
CENVEO, INC
filed 2004-11-01
CIK 920321

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 29, 2004 was $89,690,010.

    As of October 28, 2004 the Registrant had 48,702,832 shares of Common Stock, $0.01 par value, outstanding.

-----------------------------------------------------------------------------
=============================================================================


                             TABLE OF CONTENTS


                       PART I--FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
Item 1.      Condensed Consolidated Financial Statements............     1

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    21

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk.................................................    30

Item 4.      Controls and Procedures................................    30


                           PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.......................    31

                                     i


                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      CENVEO, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share amounts)

                                                              SEPTEMBER 30, 2004
                                                                 (UNAUDITED)           DECEMBER 31, 2003
                                                              ------------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...........................          $      379              $      307
    Accounts receivable, net............................             252,230                 223,541
    Inventories, net....................................             115,547                  91,402
    Other current assets................................              45,711                  48,135
                                                                  ----------              ----------
        TOTAL CURRENT ASSETS............................             413,867                 363,385

Property, plant and equipment, net......................             372,327                 388,240
Goodwill................................................             306,097                 299,392
Other intangible assets, net............................              15,863                  19,687
Other assets, net.......................................              40,563                  36,689
                                                                  ----------              ----------
TOTAL ASSETS............................................          $1,148,717              $1,107,393
                                                                  ==========              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable....................................          $  178,452              $  140,468
    Accrued compensation and related liabilities........              59,960                  53,209
    Other current liabilities...........................              59,442                  64,360
    Current maturities of long-term debt................               2,264                   2,575
                                                                  ----------              ----------
        TOTAL CURRENT LIABILITIES.......................             300,118                 260,612

Long-term debt, less current maturities.................             767,719                 746,386
Deferred income taxes...................................                  --                   6,717
Other liabilities.......................................              25,995                  25,659
                                                                  ----------              ----------
TOTAL LIABILITIES.......................................           1,093,832               1,039,374
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...........................                  --                      --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,701,832 and 48,380,457 shares
      issued and outstanding as of September 30, 2004
      and December 31, 2003, respectively...............                 487                     484
    Paid-in capital.....................................             214,900                 213,850
    Retained deficit....................................            (166,442)               (150,331)
    Deferred compensation...............................              (2,205)                 (1,714)
    Accumulated other comprehensive income..............               8,145                   5,730
                                                                  ----------              ----------
        TOTAL SHAREHOLDERS' EQUITY......................              54,885                  68,019
                                                                  ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............          $1,148,717              $1,107,393
                                                                  ==========              ==========

                     See notes to condensed consolidated financial statements.

                                      CENVEO, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (in thousands, except earnings per share amounts)

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                             -----------------------         ---------------------------
                                               2004           2003              2004             2003
                                             --------       --------         ----------       ----------
Net sales..............................      $428,099       $412,218         $1,261,238       $1,247,363
Cost of sales..........................       343,596        330,341          1,004,682        1,002,441
                                             --------       --------         ----------       ----------
Gross profit...........................        84,503         81,877            256,556          244,922
Operating expenses:
    Selling, general and
      administrative...................        62,315         59,278            196,728          185,433
    Amortization of intangibles........         1,313            500              4,114            1,363
    Restructuring charges..............          (269)            76                851            1,201
                                             --------       --------         ----------       ----------
Operating income.......................        21,144         22,023             54,863           56,925
Other expense:
    Interest expense...................        17,859         17,831             53,771           54,163
    Loss from the early extinguishment
      of debt..........................            --             --             17,748               --
    Other..............................           787            574              1,755            1,063
                                             --------       --------         ----------       ----------
Income (loss) from continuing
  operations before income taxes and
  cumulative effect of a change in
  accounting principle.................         2,498          3,618            (18,411)           1,699
Income tax expense (benefit)...........             8          1,446             (1,070)             679
                                             --------       --------         ----------       ----------
Income (loss) from continuing
  operations before cumulative effect
  of a change in accounting
  principle............................         2,490          2,172            (17,341)           1,020
Gain on disposal of discontinued
  operations, net of taxes of $770 in
  2004.................................            --             --             (1,230)          (1,919)
Cumulative effect of a change in
  accounting principle.................            --             --                 --              322
                                             --------       --------         ----------       ----------
Net income (loss)......................      $  2,490       $  2,172         $  (16,111)      $    2,617
                                             ========       ========         ==========       ==========
Earnings (loss) per share--basic:
    Continuing operations..............      $   0.05       $   0.05         $    (0.36)      $     0.02
    Discontinued operations............            --             --               0.02             0.04
    Cumulative effect of a change in
      accounting principle.............            --             --                 --            (0.01)
                                             --------       --------         ----------       ----------
Earnings (loss) per share--basic.......      $   0.05       $   0.05         $    (0.34)      $     0.05
                                             ========       ========         ==========       ==========
Earnings (loss) per share--diluted:
    Continuing operations..............      $   0.05       $   0.04         $    (0.36)      $     0.02
    Discontinued operations............            --             --               0.02             0.04
    Cumulative effect of a change in
      accounting principle.............            --             --                 --            (0.01)
                                             --------       --------         ----------       ----------
Earnings (loss) per share--diluted.....      $   0.05       $   0.04         $    (0.34)      $     0.05
                                             ========       ========         ==========       ==========
Weighted average shares--basic.........        47,753         47,689             47,742           47,677
Weighted average shares--diluted.......        48,504         48,406             47,742           48,268

                        See notes to condensed consolidated financial statements.

                                  CENVEO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (in thousands)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                     2004                2003
                                                                  -----------         -----------
Cash flows from operating activities:
  Income (loss) from continuing operations..................      $   (17,341)        $     1,020
  Adjustments to reconcile loss from continuing operations
   to net cash provided by operating activities:
       Depreciation.........................................           35,014              34,852
       Amortization.........................................            7,513               4,393
       Write-off of deferred financing fees.................            4,220                  --
       Deferred income tax..................................           (9,718)             (7,826)
       Loss on disposal of assets...........................              438                 891
       Other noncash charges, net...........................           (1,958)                590
  Changes in operating assets and liabilities, excluding the effects of acquired businesses:
       Accounts receivable..................................          (23,941)             (3,886)
       Inventories..........................................          (21,893)              7,431
       Accounts payable and accrued compensation............           40,863                 242
       Income taxes payable.................................           (2,830)             10,888
       Other working capital changes........................            3,762             (14,717)
       Other, net...........................................             (132)               (244)
                                                                  -----------         -----------
         Net cash provided by operating activities..........           13,997              33,634
Cash flows from investing activities:
       Acquisitions, net of cash acquired...................           (9,803)                 --
       Capital expenditures.................................          (20,246)            (19,722)
       Proceeds from divestitures, net......................            2,000               3,864
       Proceeds from sales of property, plant and
        equipment...........................................            1,475                 658
                                                                  -----------         -----------
         Net cash used in investing activities..............          (26,574)            (15,200)
Cash flows from financing activities:
       Proceeds from issuance of long-term debt.............        2,129,193           1,384,781
       Repayments of long-term debt.........................       (2,108,171)         (1,405,239)
       Proceeds from issuance of common stock...............            1,053                  16
       Capitalized loan fees................................           (9,076)               (484)
                                                                  -----------         -----------
         Net cash provided by (used in) financing
          activities........................................           12,999             (20,926)
Effect of exchange rate changes on cash and cash
 equivalents................................................             (350)                936
                                                                  -----------         -----------
         Net increase (decrease) in cash and cash
          equivalents.......................................               72              (1,556)
Cash and cash equivalents at beginning of year..............              307               2,650
                                                                  -----------         -----------
Cash and cash equivalents at end of period..................      $       379         $     1,094
                                                                  ===========         ===========

                    See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Cenveo, Inc. (formerly known as Mail-Well, Inc.) and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

    The Company's reporting periods in this report consist of thirteen and thirty-nine week periods, respectively, ending on the Saturday closest to the last day of the calendar month. The reporting periods for 2004 and 2003 ended September 25, 2004 and September 27, 2003, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

    On April 29, 2004, the shareholders of the Company approved the change of the Company's name from Mail-Well, Inc. to Cenveo, Inc.

 2. STOCK-BASED COMPENSATION

    Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options is the quoted market price of the stock on the day granted; accordingly, no compensation expense is recognized for its fixed stock option grants. The compensation expense for restricted stock issued is recognized ratably over the vesting period of the restricted stock. Compensation expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2004, respectively, and $0.1 million and $0.4 million for the three months and nine months ended September 30, 2003, respectively.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2. STOCK-BASED COMPENSATION (CONTINUED)

    If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the stock based compensation expense that would have been included in the determination of net income would have been $1.0 million and $3.2 million for the three and nine months ended September 30, 2004, respectively, and $1.2 million and $3.9 million for the three and nine months ended September 30, 2003, respectively. The Company's reported and pro forma net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                      ---------------------       ----------------------
                                                       2004          2003           2004          2003
                                                      -------       -------       --------       -------
     Net income (loss):
          As reported...........................      $ 2,490       $ 2,172       $(16,111)      $ 2,617
          Pro forma.............................      $ 1,294       $ 1,131       $(17,745)      $   (74)
     Earnings (loss) per share--basic:
          As reported...........................      $  0.05       $  0.05       $  (0.34)      $  0.05
          Pro forma.............................      $  0.03       $  0.01       $  (0.37)      $  0.02
     Earnings (loss) per share--diluted:
          As reported...........................      $  0.05       $  0.04       $  (0.34)      $  0.05
          Pro forma.............................      $  0.03       $  0.02       $  (0.37)      $ (0.01)

     The effect on pro forma net income (loss), earnings (loss) per share--basic and earnings (loss) per share--diluted of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future periods due to the vesting periods of the stock options and the potential for issuance of additional stock options.

    At the annual meeting of stockholders on April 29, 2004, an amendment to the 2001 Long-Term Equity Incentive Plan, (the "Incentive Plan") was approved. The amendment increased the number of shares that can be granted under the Incentive Plan to 7,450,000 from 4,425,000. On August 3, 2004, the Board issued 288,787 restricted shares and 335,688 stock options. The restricted shares vest five years from the date granted and the stock options generally vest 20% per year and expire 7 years from the grant date. On April 29, 2004, members of the Board of Directors received 14,922 restricted shares that vested over a six-month period. The Company has 2,807,000 stock options available for issuance under the Incentive Plan.

 3. SUPPLEMENTAL INFORMATION

  INVENTORIES

    The Company's inventories by major category were as follows (in thousands):

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       2004                2003
                                                                   -------------       ------------
     Raw materials..........................................         $ 38,749            $28,344
     Work in process........................................           28,422             21,483
     Finished goods.........................................           53,314             46,570
                                                                     --------            -------
                                                                      120,485             96,397
     Reserves...............................................           (4,938)            (4,995)
                                                                     --------            -------
                                                                     $115,547            $91,402
                                                                     ========            =======

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 3. SUPPLEMENTAL INFORMATION (CONTINUED)

  PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consisted of the following (in thousands):

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2004                2003
                                                                     -------------       ------------
     Land and land improvements.............................           $  19,237          $  20,043
     Buildings and building improvements....................             109,344            109,563
     Machinery and equipment................................             526,338            511,820
     Furniture and fixtures.................................              16,589             15,986
     Construction in progress...............................               9,645              9,696
                                                                       ---------          ---------
                                                                         681,153            667,108
     Accumulated depreciation...............................            (308,826)          (278,868)
                                                                       ---------          ---------
                                                                       $ 372,327          $ 388,240
                                                                       =========          =========

  COMPREHENSIVE INCOME (LOSS)

    A summary of the comprehensive income (loss) is as follows (in thousands):

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                       -------------------       ----------------------
                                                        2004         2003          2004          2003
                                                       ------       ------       --------       -------
     Net income (loss)...........................      $2,490       $2,172       $(16,111)      $ 2,617
     Other comprehensive income (loss):
          Currency translation adjustment........       7,495         (655)         2,415        17,832
                                                       ------       ------       --------       -------
     Comprehensive income (loss).................      $9,985       $1,517       $(13,696)      $20,449
                                                       ======       ======       ========       =======

  AMORTIZATION EXPENSE

    Amortization expense reported in the condensed statements of cash flows includes the following:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ---------------------
                                                                   2004           2003
                                                                  ------         ------
     Amortization of intangibles............................      $4,114         $1,363
     Amortization of deferred financing fees................       3,269          3,030
     Other..................................................         130             --
                                                                  ------         ------
        Total amortization..................................      $7,513         $4,393
                                                                  ======         ======

    The amortization of deferred financing fees is included in interest expense in the condensed consolidated statements of operations.

4. ACQUISITIONS

    On July 6, 2004 the Company purchased the stock of Valco Graphics Inc., a commercial printing company in Seattle, Washington with annual sales of approximately $18.0 million, for $9.6 million. The Company plans to consolidate Valco Graphics Inc. with its existing commercial printing operation in Seattle and operate the combined entity as Cenveo, Seattle.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 4. ACQUISITIONS (CONTINUED)

    On August 27, 2004 the Company purchased the assets of WWP Property Management, Inc., a commercial printing company in San Francisco, California with annual sales of approximately $14.0 million, for $2.8 million. The Company plans to consolidate this operation with its existing commercial printing operation in San Francisco and operate the combined entity as Cenveo, San Francisco.

    Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimated fair market value and may be revised if additional information concerning the asset and liability valuations is obtained, provided such information is received no later than one year after the date of acquisition.

    The purchase prices of the two businesses acquired were allocated as follows: $7.4 million to current assets, $3.4 million to machinery and equipment, and $0.5 million to other assets. Current liabilities assumed were $5.1 million. Goodwill recorded totaled $5.3 million.

 5. LONG-TERM DEBT

    At September 30, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      2004                  2003
                                                                  -------------         ------------
     Senior Secured Credit Facility, due 2008...............        $ 77,976              $ 73,310
     Senior Notes, due 2012.................................         350,000               350,000
     Senior Subordinated Notes, due 2008....................              --               300,000
     Senior Subordinated Notes, due 2013....................         320,000                    --
     Other..................................................          22,007                25,651
                                                                    --------              --------
                                                                     769,983               748,961
     Less current maturities................................          (2,264)               (2,575)
                                                                    --------              --------
        Long-term debt......................................        $767,719              $746,386
                                                                    ========              ========

    Current maturities consist of scheduled payments on other long-term debt.

    In January 2004, the Company sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem the $300 million of 8 3/4% senior subordinated notes due 2008. The Company incurred costs of $7.2 million to issue the 7 7/8% senior subordinated notes. These costs have been deferred and will be amortized over the term of the notes. A loss of $17.7 million was recorded on the early extinguishment of the 8 3/4% senior subordinated notes consisting of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million.

    In March 2004, the Company amended its $300 million senior secured credit facility due 2005 to extend its term to June 2008. The cost incurred to amend the credit facility was $1.9 million. These debt issuance costs will be amortized over the extended term of the facility.

    As of September 30, 2004, the Company was in compliance with all of the covenants of its various debt agreements.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 5. LONG-TERM DEBT (CONTINUED)

  GUARANTEES

    On May 21, 2002, the Company sold its prime label business. The Company continues to guarantee a lease obligation of this former business. The guarantee requires the lessor to pursue collection and other remedies against the buyer of this business before demanding payment from the Company. The remaining payment under the lease term, which expires April 2008, totals approximately $5.3 million. If the Company were required to honor its obligation under the guarantee, any loss would be reduced by the amount generated from the liquidation of the equipment.

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

 6. INCOME TAXES

    The income tax benefit recorded on the loss before income taxes was based on the projected annual effective tax rate of 19%. The Company's effective tax rate was negatively impacted by the establishment of additional valuation allowances on certain deferred tax assets. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109") requires the evaluation of the realizability of deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence with respect to the realizability of deferred tax assets, establishment of a valuation allowance must be considered. Under provisions of SFAS 109, the substantial losses incurred by the Company over the most recent three-year period represent sufficient negative evidence. Accordingly, the Company has provided an additional valuation allowance to cover the estimated impairment of the U.S. related deferred tax asset arising from operating losses generated in 2004.

 7. RESTRUCTURING CHARGES

    In February 2004, the commercial segment began the closure of its envelope manufacturing plant in Bensalem, Pennsylvania and its integration into the Company's Philadelphia printing facility. The expenses incurred in connection with this plant closure during the nine months ended September 30, 2004 were as follows (in thousands):

    Employee separation and related expenses................      $   708
    Equipment write-downs...................................          774
    Equipment moving expenses...............................          157
    Building clean-up and other expenses....................          608
    Net gain from the sale of building......................       (1,396)
                                                                  -------
        Total...............................................      $   851
                                                                  =======

    The Company has substantially completed the restructuring programs initiated in 2001 and 2002.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 7. RESTRUCTURING CHARGES (CONTINUED)

    A summary of the activity charged to the 2002 restructuring liability during the nine months ended September 30, 2004 is as follows (in thousands):

                                                                  COMMERCIAL       RESALE       TOTAL
                                                                  ----------       ------       ------
    Balance, December 31, 2003.............................         $1,279          $ 30        $1,309
        Payments for lease termination and property exit
          costs............................................           (366)          (16)         (382)
        Payments for other exit costs......................           (125)           --          (125)
                                                                    ------          ----        ------
    Balance, September 30, 2004............................         $  788          $ 14        $  802
                                                                    ======          ====        ======

    A summary of the activity charged to the 2001 restructuring liability during the nine months ended September 30, 2004 is as follows (in thousands):

                                                                  COMMERCIAL
                                                                  ----------
    Balance, December 31, 2003..............................         $688
        Payments for lease termination and property exit
          costs.............................................         (242)
                                                                     ----
    Balance, September 30, 2004.............................         $446
                                                                     ====

 8. PENSION PLANS

    The components of the Company's net periodic pension cost were as follows (in thousands):

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                         -------------------      -----------------------
                                                         2004          2003        2004            2003
                                                         -----         -----      -------         -------
     Service cost.................................       $ 670         $ 362      $ 1,735         $ 1,085
     Interest cost................................         529           834        2,006           2,501
     Expected return on plan assets...............        (557)         (906)      (2,212)         (2,717)
     Net amortization and deferral................         167           (47)         268            (141)
     Other........................................          --            83           --             248
                                                         -----         -----      -------         -------
        Net periodic pension expense..............       $ 809         $ 326      $ 1,797         $   976
                                                         =====         =====      =======         =======

    As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $2.8 million to its pension plans in 2004. As of September 30, 2004, contributions of $0.4 million have been made.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 9. EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share exclude dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the amounts included in the computation of basic and diluted earnings (loss) per share from continuing operations is as follows (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                    ----------------------       ----------------------
                                                      2004          2003           2004          2003
                                                    --------       -------       --------       -------
Numerator:
Numerator for basic and diluted earnings
  (loss) per share--earnings (loss) from
  continuing operations.......................      $  2,490       $ 2,172       $(17,341)      $ 1,020
                                                    ========       =======       ========       =======
Denominator:
Denominator for basic earnings (loss) per
  share--weighted average shares..............        47,753        47,689         47,742        47,677
Effects of dilutive securities:
    Stock options and restricted stock........           751           717             --           591
                                                    --------       -------       --------       -------
Denominator for diluted earnings (loss) per
  share--adjusted weighted average shares.....        48,504        48,406         47,742        48,268
                                                    ========       =======       ========       =======
Earnings (loss) from continuing operations per
  share:
    Basic.....................................      $   0.05       $  0.05       $  (0.36)      $  0.02
                                                    ========       =======       ========       =======
    Diluted...................................      $   0.05       $  0.04       $  (0.36)      $  0.02
                                                    ========       =======       ========       =======

    In the three months ended September 30, 2004 and 2003, outstanding options and shares of restricted stock in the amount of 7,533,000 and 6,181,000, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. In the nine months ended September 30, 2004 and 2003, outstanding options and shares of restricted stock in the amount of 7,477,000 and 6,310,000, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive.

10. DISCONTINUED OPERATIONS

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

11. SEGMENT INFORMATION

    In October 2003, the Company reorganized into two operating segments: commercial and resale. This reorganization aligned the Company's structure with the way its products are sold. Segment information for the three and nine months ended September 30, 2003 has been restated to reflect the new operating segments.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. SEGMENT INFORMATION (CONTINUED)

    The commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications and general commercial printing and in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. The commercial segment also offers services such as design, fulfillment, e-commerce and inventory management. The products and services of the commercial segment are sold directly to national and local customers.

    The resale segment produces business forms and labels, custom and stock envelopes and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office-products retail chains and the Internet.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Inter-company sales for the three months ended September 30, 2004 and 2003 were $44.7 million and $42.4 million, respectively. Inter-company sales for the nine months ended September 30, 2004 and 2003 were $146.5 million and $113.5 million, respectively. These amounts were eliminated in consolidation and excluded from reported net sales.

    The following tables present certain segment information for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                               -----------------------       ---------------------------
                                                 2004           2003            2004             2003
                                               --------       --------       ----------       ----------
    Net sales:
        Commercial.......................      $327,365       $315,029       $  958,797       $  945,699
        Resale...........................       100,734         97,189          302,441          301,664
                                               --------       --------       ----------       ----------
        Total............................      $428,099       $412,218       $1,261,238       $1,247,363
                                               ========       ========       ==========       ==========
    Operating income (expense):
        Commercial.......................      $ 16,366       $ 16,877       $   38,281       $   39,643
        Resale...........................         9,469          9,946           33,291           32,256
        Corporate........................        (4,691)        (4,800)         (16,709)         (14,974)
                                               --------       --------       ----------       ----------
        Total............................      $ 21,144       $ 22,023       $   54,863       $   56,925
                                               ========       ========       ==========       ==========
    Restructuring charges:
        Commercial.......................      $   (269)      $     94       $      851       $    1,305
        Resale...........................            --            (18)              --             (104)
                                               --------       --------       ----------       ----------
        Total............................      $   (269)      $     76       $      851       $    1,201
                                               ========       ========       ==========       ==========
    Net sales by product line:
        Commercial printing..............      $207,181       $194,597       $  594,301       $  580,419
        Envelopes........................       172,636        167,824          515,942          515,740
        Business forms and labels........        48,282         49,797          150,995          151,204
                                               --------       --------       ----------       ----------
        Total............................      $428,099       $412,218       $1,261,238       $1,247,363
                                               ========       ========       ==========       ==========

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

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                  CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                           September 30, 2004
                                             (in thousands)

                                                                  COMBINED
                                          PARENT                 GUARANTOR
                                         GUARANTOR    ISSUER    SUBSIDIARIES     ELIM.     CONSOLIDATED
                                         ---------   --------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents............   $    --    $     --     $    379     $      --    $      379
  Accounts receivable, net.............        --      63,385      188,845            --       252,230
  Inventories, net.....................        --      48,086       67,461            --       115,547
  Notes receivable from subsidiaries...        --     598,400           --      (598,400)           --
  Other current assets.................        --      24,938       20,773            --        45,711
                                          -------    --------     --------     ---------    ----------
    Total current assets...............        --     734,809      277,458      (598,400)      413,867
Investment in subsidiaries.............    54,885      24,617           --       (79,502)           --
Property, plant and equipment, net.....        --      90,583      281,744            --       372,327
Goodwill and other intangible assets,
 net...................................        --      86,465      235,495            --       321,960
Deferred tax asset (liability).........        --      13,856       (9,904)           --         3,952
Other assets, net......................        --      31,834        4,777            --        36,611
                                          -------    --------     --------     ---------    ----------
Total assets...........................   $54,885    $982,164     $789,570     $(677,902)   $1,148,717
                                          =======    ========     ========     =========    ==========
Current liabilities:
  Accounts payable.....................   $    --    $ 47,417     $131,035     $      --    $  178,452
  Other current liabilities............        --      48,857       70,545            --       119,402
  Intercompany payable (receivable)....        --      48,684      (48,684)           --            --
  Notes payable to Issuer..............        --          --      598,400      (598,400)           --
  Current maturities of long-term
   debt................................        --       1,789          475            --         2,264
                                          -------    --------     --------     ---------    ----------
    Total current liabilities..........        --     146,747      751,771      (598,400)      300,118

Long-term debt, less current
 maturities............................        --     763,448        4,271            --       767,719
Other liabilities......................        --      17,084        8,911            --        25,995
                                          -------    --------     --------     ---------    ----------
    Total liabilities..................        --     927,279      764,953      (598,400)    1,093,832
Shareholders' equity...................    54,885      54,885       24,617       (79,502)       54,885
                                          -------    --------     --------     ---------    ----------
Total liabilities and shareholders'
 equity................................   $54,885    $982,164     $789,570     $(677,902)   $1,148,717
                                          =======    ========     ========     =========    ==========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                        CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                                           December 31, 2003
                                             (in thousands)

                                                                  COMBINED
                                          PARENT                 GUARANTOR
                                         GUARANTOR    ISSUER    SUBSIDIARIES     ELIM.     CONSOLIDATED
                                         ---------   --------   ------------   ---------   ------------
Current assets:
  Cash and cash equivalents............   $    --    $     --     $    307     $      --    $      307
  Accounts receivable, net.............        --      50,125      173,416            --       223,541
  Inventories, net.....................        --      35,509       55,893            --        91,402
  Notes receivable from subsidiaries...        --     603,100           --      (603,100)           --
  Other current assets.................        --      32,109       16,026            --        48,135
                                          -------    --------     --------     ---------    ----------
    Total current assets...............        --     720,843      245,642      (603,100)      363,385
Investment in subsidiaries.............    68,019      12,364           --       (80,383)           --
Property, plant and equipment, net.....        --      90,956      297,284            --       388,240
Goodwill and other intangible assets,
 net...................................        --      67,474      251,605            --       319,079
Other assets, net......................        --      29,322        7,367            --        36,689
                                          -------    --------     --------     ---------    ----------
Total assets...........................   $68,019    $920,959     $801,898     $(683,483)   $1,107,393
                                          =======    ========     ========     =========    ==========
Current liabilities:
  Accounts payable.....................   $    --    $ 29,092     $111,376     $      --    $  140,468
  Other current liabilities............        --      58,868       58,701            --       117,569
  Intercompany payable (receivable)....        --       9,059       (9,059)           --            --
  Notes payable to Issuer..............        --          --      603,100      (603,100)           --
  Current maturities of long-term
   debt................................        --       1,776          799            --         2,575
                                          -------    --------     --------     ---------    ----------
    Total current liabilities..........        --      98,795      764,917      (603,100)      260,612
Long-term debt, less current
 maturities............................        --     741,589        4,797            --       746,386
Deferred income taxes..................        --      (4,040)      10,757            --         6,717
Other long-term liabilities............        --      16,596        9,063            --        25,659
                                          -------    --------     --------     ---------    ----------
    Total liabilities..................        --     852,940      789,534      (603,100)    1,039,374
Shareholders' equity...................    68,019      68,019       12,364       (80,383)       68,019
                                          -------    --------     --------     ---------    ----------
Total liabilities and shareholders'
 equity................................   $68,019    $920,959     $801,898     $(683,483)   $1,107,393
                                          =======    ========     ========     =========    ==========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                 Three Months Ended September 30, 2004
                                             (in thousands)

                                                                    COMBINED
                                            PARENT                 GUARANTOR
                                           GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.    CONSOLIDATED
                                           ---------   --------   ------------   -------   ------------
Net sales................................   $    --    $113,171     $314,928     $    --     $428,099
Cost of sales............................        --      93,946      249,650          --      343,596
                                            -------    --------     --------     -------     --------
Gross profit.............................        --      19,225       65,278          --       84,503
Operating expenses:
  Selling, general and administrative and
   amortization..........................        --      14,744       48,884          --       63,628
  Restructuring charges..................        --          --         (269)         --         (269)
                                            -------    --------     --------     -------     --------
Operating income.........................        --       4,481       16,663          --       21,144
Other expense:
  Interest expense.......................        --      17,841           18          --       17,859
  Intercompany interest expense
   (income)..............................        --     (13,168)      13,168          --           --
  Other..................................        --         668          119          --          787
                                            -------    --------     --------     -------     --------
Income (loss) from continuing operations,
 before income taxes and undistributed
 earnings of subsidiaries................        --        (860)       3,358          --        2,498
Income tax expense (benefit).............        --         (50)          58          --            8
                                            -------    --------     --------     -------     --------
Income (loss) from continuing operations,
 before undistributed earnings of
 subsidiaries............................        --        (810)       3,300          --        2,490
Equity in undistributed earnings of
 subsidiaries............................     2,490       3,300           --      (5,790)          --
                                            -------    --------     --------     -------     --------
Net income (loss)........................   $ 2,490    $  2,490     $  3,300     $(5,790)    $  2,490
                                            =======    ========     ========     =======     ========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                 Three Months Ended September 30, 2003
                                             (in thousands)

                                                                    COMBINED
                                            PARENT                 GUARANTOR
                                           GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.    CONSOLIDATED
                                           ---------   --------   ------------   -------   ------------
Net sales................................   $   --     $100,697     $311,521     $    --     $412,218
Cost of sales............................       --       83,173      247,168          --      330,341
                                            ------     --------     --------     -------     --------
Gross profit.............................       --       17,524       64,353          --       81,877
  Selling, general and administrative and
   amortization..........................       --       15,388       44,390          --       59,778
  Restructuring and other charges........       --         (458)         534          --           76
                                            ------     --------     --------     -------     --------
Operating income.........................       --        2,594       19,429          --       22,023
Other expense (income):
  Interest expense.......................       --       17,594          237          --       17,831
  Intercompany interest expense
   (income)..............................       --      (13,422)      13,422          --           --
  Other expense..........................       --          440          134          --          574
                                            ------     --------     --------     -------     --------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries............................       --       (2,018)       5,636          --        3,618
Income taxes expense (benefit)...........       --         (746)       2,192          --        1,446
                                            ------     --------     --------     -------     --------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries.........................       --       (1,272)       3,444          --        2,172
Equity in undistributed earnings of
 subsidiaries............................    2,172        3,444           --      (5,616)          --
                                            ------     --------     --------     -------     --------
Net income (loss)........................   $2,172     $  2,172     $  3,444     $(5,616)    $  2,172
                                            ======     ========     ========     =======     ========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                  Nine Months Ended September 30, 2004
                                             (in thousands)

                                                                   COMBINED
                                           PARENT                 GUARANTOR
                                          GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.     CONSOLIDATED
                                          ---------   --------   ------------   --------   ------------
Net sales...............................  $     --    $335,080     $926,158     $     --    $1,261,238
Cost of sales...........................        --     271,574      733,108           --     1,004,682
                                          --------    --------     --------     --------    ----------
Gross profit............................        --      63,506      193,050           --       256,556
  Selling, general and administrative
   and amortization.....................        --      50,813      150,029           --       200,842
  Restructuring changes.................        --          --          851           --           851
                                          --------    --------     --------     --------    ----------
Operating income........................        --      12,693       42,170           --        54,863
Other expense (income):
  Interest expense (income).............        --      53,846          (75)          --        53,771
  Intercompany interest expense
   (income).............................        --     (39,443)      39,443           --            --
  Loss on early extinguishment of
   debt.................................        --      17,748           --           --        17,748
  Other expense (income)................        --       1,624          131           --         1,755
                                          --------    --------     --------     --------    ----------
Income (loss) from continuing operations
 before income taxes and equity in
 undistributed earnings of
 subsidiaries...........................        --     (21,082)       2,671           --       (18,411)
Income tax expense (benefit)............        --      (1,225)         155           --        (1,070)
                                          --------    --------     --------     --------    ----------
Income (loss) from continuing operations
 before equity in undistributed earnings
 of subsidiaries........................        --     (19,857)       2,516           --       (17,341)
Equity in undistributed earnings of
 subsidiaries...........................   (16,111)      2,516           --       13,595            --
                                          --------    --------     --------     --------    ----------
Income (loss) from continuing
 operations.............................   (16,111)    (17,341)       2,516       13,595       (17,341)
Gain on disposal of discontinued
 operations, net of taxes of $770.......        --      (1,230)          --           --        (1,230)
                                          --------    --------     --------     --------    ----------
Net income (loss).......................  $(16,111)   $(16,111)    $  2,516     $ 13,595    $  (16,111)
                                          ========    ========     ========     ========    ==========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                  Nine Months Ended September 30, 2003
                                             (in thousands)

                                                                    COMBINED
                                            PARENT                 GUARANTOR
                                           GUARANTOR    ISSUER    SUBSIDIARIES    ELIM.    CONSOLIDATED
                                           ---------   --------   ------------   -------   ------------
Net sales................................   $   --     $310,244     $937,119     $    --    $1,247,363
Cost of sales............................       --      257,396      745,045          --     1,002,441
                                            ------     --------     --------     -------    ----------
Gross profit.............................       --       52,848      192,074          --       244,922
Operating expenses:
  Selling, general and administrative and
   amortization..........................       --       49,426      137,370          --       186,796
  Restructuring charges..................       --         (458)       1,659          --         1,201
                                            ------     --------     --------     -------    ----------
Operating income.........................       --        3,880       53,045          --        56,925
Other (income) expense:
  Interest expense.......................       --       53,852          311          --        54,163
  Intercompany interest (income)
   expense...............................       --      (40,778)      40,778          --            --
  Other expense..........................       --          415          648          --         1,063
                                            ------     --------     --------     -------    ----------
Income (loss) from continuing operations,
 before income taxes and undistributed
 earnings of subsidiaries................       --       (9,609)      11,308          --         1,699
Provision (benefit) for income taxes.....       --       (3,844)       4,523          --           679
                                            ------     --------     --------     -------    ----------
Income (loss) from continuing operations,
 before cumulative effect of a change in
 accounting principle and undistributed
 earnings of subsidiaries................       --       (5,765)       6,785          --         1,020
Equity in undistributed earnings of
 subsidiaries............................    2,617        6,785           --      (9,402)           --
                                            ------     --------     --------     -------    ----------
Income from continuing operations before
 cumulative effect of a change in
 accounting principle....................    2,617        1,020        6,785      (9,402)        1,020
Gain on disposal of discontinued
 operations..............................       --       (1,919)          --          --        (1,919)
Cumulative effect of a change in
 accounting principle....................       --          322           --          --           322
                                            ------     --------     --------     -------    ----------
Net income (loss)........................   $2,617     $  2,617     $  6,785     $(9,402)   $    2,617
                                            ======     ========     ========     =======    ==========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30, 2004
                                             (in thousands)

                                                                            COMBINED
                                                 PARENT                    GUARANTOR
                                                GUARANTOR     ISSUER      SUBSIDIARIES   CONSOLIDATED
                                                ---------   -----------   ------------   ------------
Cash flows provided by (used in) from
 operating activities.........................  $      --   $   (27,356)    $ 41,353     $    13,997
Cash flows from investing activities:
  Acquisitions, net of cash acquired..........         --        (9,803)          --          (9,803)
  Capital expenditures........................         --        (4,671)     (15,575)        (20,246)
  Intercompany advances.......................     (1,053)       25,559      (24,506)             --
  Proceeds from divestitures, net.............         --         2,000           --           2,000
  Proceeds from sales of assets...............         --         1,475           --           1,475
                                                ---------   -----------     --------     -----------
    Net cash provided by (used in) investing
     activities...............................     (1,053)       14,560      (40,081)        (26,574)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt....         --     2,129,193           --       2,129,193
  Repayments of long-term debt................         --    (2,107,321)        (850)     (2,108,171)
  Proceeds from issuance of common stock......      1,053            --           --           1,053
  Capitalized loan fees.......................         --        (9,076)          --          (9,076)
                                                ---------   -----------     --------     -----------
    Net cash provided by (used in) financing
     activities...............................      1,053        12,796         (850)         12,999
Effect of exchange rate changes on cash and
 cash equivalents.............................         --            --         (350)           (350)
                                                ---------   -----------     --------     -----------
    Net change in cash and cash equivalents...         --            --           72              72
Cash and cash equivalents at beginning of
 year.........................................         --            --          307             307
                                                ---------   -----------     --------     -----------
Cash and cash equivalents at end of period....  $      --   $        --     $    379     $       379
                                                =========   ===========     ========     ===========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  Nine Months Ended September 30, 2003
                                             (in thousands)

                                                                            COMBINED
                                                 PARENT                    GUARANTOR
                                                GUARANTOR     ISSUER      SUBSIDIARIES   CONSOLIDATED
                                                ---------   -----------   ------------   ------------
Cash flows from (used in) operating
 activities...................................  $      --   $    (1,057)    $ 34,691     $    33,634
Cash flows from investing activities:
  Capital expenditures........................         --        (1,111)     (18,611)        (19,722)
  Intercompany advances.......................        (16)       15,848      (15,832)             --
  Proceeds from divestitures, net.............         --         3,864           --           3,864
  Proceeds from the sale of assets............         --            --          658             658
                                                ---------   -----------     --------     -----------
    Net cash provided by (used in) investing
     activities...............................        (16)       18,601      (33,785)        (15,200)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt....         --     1,384,781           --       1,384,781
  Repayments of long-term debt................         --    (1,404,027)      (1,212)     (1,405,239)
  Proceeds from the issuance of common
   stock......................................         16            --           --              16
  Capitalized loan fees.......................         --          (484)          --            (484)
                                                ---------   -----------     --------     -----------
    Net cash provided by (used in) financing
     activities...............................         16       (19,730)      (1,212)        (20,926)
Effect of exchange rate changes on cash.......         --            --          936             936
                                                ---------   -----------     --------     -----------
    Net change in cash and cash equivalents...         --        (2,186)         630          (1,556)
Balance at beginning of year..................         --         1,957          693           2,650
                                                ---------   -----------     --------     -----------
Balance at end of year........................  $      --   $      (229)    $  1,323     $     1,094
                                                =========   ===========     ========     ===========

                       CENVEO, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

    We are one of North America's leading providers of visual communications. We produce a variety of products and provide services that help our customers deliver customized messages more effectively. In October 2003, we reorganized into two business segments. This reorganization aligned our structure with our principal strategic goals: to operate as one company, to provide our customers with one point of entry, and to provide our customers with a full spectrum of our products and services delivered with speed, reliability and efficiency.

    In keeping with our strategy to operate as one company and unite all of our operations under one identity, our shareholders approved the change of the Company's name from Mail-Well, Inc. to Cenveo, Inc. on April 29, 2004.

COMMERCIAL

    Our commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications and general commercial printing and in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. We also offer our customers services such as design, fulfillment, e-commerce, inventory management and other enterprise solutions for companies seeking strategic partners for their branding and other communications priorities. These products and services are sold directly to national and local customers. Our commercial segment consists of 36 printing plants, 28 envelope plants and five distribution and fulfillment centers.

    MARKET AND OTHER FACTORS. Approximately 50% of our commercial printing sales and approximately 40% of our custom envelope sales are related to advertising and direct mail promotions. Beginning in 2001, many of our customers significantly reduced promotional spending in response to the economic slowdown. Advertising and promotional spending historically has not improved as quickly as the overall economy after a recession and this has affected our performance in 2004. Our sales, however, in the third quarter of 2004 were the highest third quarter sales we have had since 2001. While the volumes of certain of our products are beginning to increase and our margins are improving, there is overcapacity in our industry and significant competitive pricing pressures.

    AREAS OF FOCUS. Because of the changes that have occurred in our markets we have two principal areas of focus:

    * It is important that we grow our share of the market. We have made a substantial investment in our sales and marketing organization to differentiate ourselves from our competitors and enable us to offer and deliver to our customers a full spectrum of our products and services with speed, reliability and efficiency. Additionally, we have extended our product offering by investing in digital presses and our distribution and fulfillment capabilities.

    * We must continue to manage our capacity and operating leverage. In the third quarter of 2004, we strengthened our market position in Seattle, Washington and in San Francisco, California by purchasing two commercial printing companies. We will consolidate our existing operations in these two markets with the newly acquired companies. Since 2001 we have consolidated many of our manufacturing facilities to reduce excess capacity and improve our competitive position. We have closed eleven of our envelope facilities and four printing operations including an envelope facility closed in the second quarter of 2004.

RESALE

    Our resale segment produces business forms and labels, custom and stock envelopes and specialty packaging and mailers. These products are generally sold through professional print distributors,

                       CENVEO, INC. AND SUBSIDIARIES

business forms suppliers, office-products retail chains and the Internet. The resale segment operates 20 manufacturing facilities.

    MARKET AND OTHER FACTORS. Demand for business forms, especially continuous forms, has been declining for several years as businesses have acquired laser-printing capabilities. The resale market for office products has become extremely price competitive. Mass merchandisers, wholesalers and paper merchants are consolidating suppliers. Product offerings, competitive prices and service are key to retaining business.

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

    * Our company was formed through a strategic roll-up of many acquisitions. The companies we acquired had different cultures, operating procedures and information systems. We have taken and will continue to take actions to integrate our operations into one company, build a unique culture and standardize procedures and systems. As mentioned, we have changed the company's name to promote one identity. In addition, we are implementing a common information system and standard operating procedures in our printing facilities. This investment will result in more efficient manufacturing and consistency in our operations. It will also provide the information needed to serve our customers as one company.

    * We have refinanced our debt over the last several years. Currently, we have no significant maturities on any of our long-term debt until 2008. Our focus is on generating sufficient internal cash flow to fund investments in capital equipment and acquisitions and reductions in debt outstanding under our senior secured credit facility.

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

    * Prices of coated and uncoated paper have increased in the first nine months of 2004. These increases in the cost of manufacturing our products have negatively impacted our profit margins to the extent we were unable to increase our prices. It will be important for us to mitigate the impact of the increased cost of our primary raw materials.

CONSOLIDATED RESULTS

    The summary financial data set forth in the tables that follow present reported net sales and operating income amounts as well as division net sales and operating income. Division net sales exclude sales of our digital graphics operations sold in March 2003. Division operating income is the

                       CENVEO, INC. AND SUBSIDIARIES

operating income of our two operating segments before considering restructuring expenses and the operating results of the digital graphics operations and excludes unallocated corporate expenses. We believe this presentation provides information useful to understanding our current operating performance.

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                               -----------------------       ---------------------------
                                                 2004           2003            2004             2003
                                               --------       --------       ----------       ----------
Division net sales.......................      $428,099       $412,218       $1,261,238       $1,244,490
     Divested operations.................            --             --               --            2,873
                                               --------       --------       ----------       ----------
Net sales................................       428,099        412,218        1,261,238        1,247,363
Division operating income................        25,566         26,899           72,423           72,932
    Unallocated corporate expense........        (4,691)        (4,800)         (16,709)         (14,974)
    Restructuring adjustment (expense)...           269            (76)            (851)          (1,201)
    Divested operations..................            --             --               --              168
                                               --------       --------       ----------       ----------
Operating income.........................        21,144         22,023           54,863           56,925
    Interest expense.....................        17,859         17,831           53,771           54,163
    Loss on early extinguishment of
      debt...............................            --             --           17,748               --
    Other................................           787            574            1,755            1,063
                                               --------       --------       ----------       ----------
Income (loss) from continuing operations
  before income taxes....................         2,498          3,618          (18,411)           1,699
    Income tax expense (benefit).........             8          1,446           (1,070)             679
    Gain on disposal of discontinued
      operations.........................            --             --           (1,230)          (1,919)
    Change in accounting principle.......            --             --               --              322
                                               --------       --------       ----------       ----------
Net income (loss)........................      $  2,490       $  2,172       $  (16,111)      $    2,617
                                               ========       ========       ==========       ==========
Earnings (loss) per share - diluted......      $   0.05       $   0.04       $    (0.34)      $     0.05
                                               ========       ========       ==========       ==========

NET SALES

    Net sales and division net sales increased $15.9 million for the three months ended September 30, 2004 compared to net sales for the comparable period of 2003. Sales of our commercial segment increased $12.3 million and included sales of $4.7 million from operations acquired during the quarter. Sales of our resale segment increased $3.6 million.

    For the nine months ended September 30, 2004, net sales increased $13.9 million compared to net sales for the comparable period of 2003. Sales in the first nine months of 2003 included sales of $2.9 million of the digital graphics operations divested in the first quarter of 2003. Division net sales for the nine months ended September 30, 2004 increased $16.7 million. Sales of our commercial segment increased $15.9 million including the sales of operations acquired. Sales of our resale segment decreased $0.8 million.

OPERATING INCOME

    Operating income declined $0.9 million and $2.1 million during the three and nine months ended September 30, 2004 compared to operating income earned in the comparable periods of 2003.

    DIVISION OPERATING INCOME. Division operating income decreased $1.3 million in the three months ended September 30, 2004 compared to division operating income earned during the comparable period of 2003. Division operating income of our commercial segment declined $0.8 million. Division operating income of our resale segment declined $0.5 million.

                       CENVEO, INC. AND SUBSIDIARIES

    For the nine months ended September 30, 2004, division operating income declined $0.5 million. The division operating income of our commercial business declined $1.6 million. The division operating income of our resale segment increased $1.1 million.

    UNALLOCATED CORPORATE EXPENSES. Unallocated corporate expenses include the costs of our corporate headquarters. The increase in corporate expenses for the nine months ended September 30, 2004 was primarily due to an increase in the cost of workers' compensation claims. We did not allocate these expenses to our segments because the increased costs related to the development of claims incurred prior to 2004.

    RESTRUCTURING EXPENSES. We continue to evaluate our operations for opportunities to optimize capacity and reduce costs. In February 2004, we began the closure of our envelope plant in Bensalem, Pennsylvania and its integration into our Philadelphia printing facility. The expenses incurred in connection with this closure totaled $0.9 million as of September 30, 2004.

    The total cost of the closure is expected to be approximately $1.5 million consisting of the following (in thousands):

    Employee separation and related expenses................      $  800
    Equipment write-downs...................................       1,175
    Equipment moving expenses...............................         171
    Building clean-up and other expenses....................         750
    Gain from sale of building..............................      (1,396)
                                                                  ------
        Total...............................................      $1,500
                                                                  ======

    We anticipate incurring the remainder of these expenses prior to the end of 2004.

    DIVESTED OPERATIONS. Operating income in 2003 included operating income of $0.2 million from the digital graphics operations divested in March 2003.

INTEREST EXPENSE

    Interest expense increased slightly during the three months ended September 30, 2004 over the comparable period of 2003. Interest expense reflected our average outstanding debt during the quarter of $802.9 million and a weighted average interest rate of 8.10% compared to the average outstanding debt of $777.7 million and a weighted average interest rate of 8.44% in 2003.

    For the nine months ended September 30, 2004, interest expense was $0.4 million lower than the comparable period of 2003. Interest expense reflected our average outstanding debt of $809.2 million and a weighted average interest rate of 8.16% compared to the average outstanding debt of $797.6 million and a weighted average interest rate of 8.38% during the first nine months of 2003.

    Our average outstanding debt and weighted average interest rate in 2004 reflect the issuance of $320 million of 7 7/8% senior subordinated notes in January, the proceeds of which were used to redeem the $300 million of 8 3/4% senior subordinated notes.

LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT

    In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem our 8 3/4% senior subordinated notes due 2008. The premium paid to redeem the 8 3/4% notes and the unamortized debt issuance costs on the 8 3/4% notes, which were written off, totaled $17.7 million.

TAX BENEFIT

    Our effective tax rate in 2004 has been negatively impacted by the establishment of additional valuation allowances on certain deferred tax assets. Statement of Financial Accounting Standards No.

                       CENVEO, INC. AND SUBSIDIARIES

109, Accounting for Income Taxes, ("SFAS 109") requires us to evaluate the realizability of our deferred tax assets on a quarterly basis. SFAS 109 requires us to provide a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence with respect to the realizability of deferred tax assets, establishment of a valuation allowance must be considered. Under provisions of SFAS 109, the substantial losses we incurred over the most recent three-year period represent sufficient negative evidence. Accordingly, we have provided an additional valuation allowance to cover the estimated impairment of the deferred tax asset arising from U.S. related operating losses that are expected to be generated in 2004.

    We currently believe our remaining deferred tax assets will be realized through the reversal of our existing temporary differences and the execution of available tax planning strategies. Additional valuation allowances may be required if we are unable to execute our tax planning strategies or generate future taxable income. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our valuation allowance. The establishment or reversal of valuation allowances could have a significant negative or positive impact on future earnings.

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

    The gain on the disposal of discontinued operations recorded in 2003 was the result of adjustments made to the tax impact of the sale of our prime label business in 2002.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE--DILUTED

    Net income was $2.5 million, or $0.05 per share, for the three months ended September 30, 2004 compared to $2.2 million, or $0.04 per share, for the three months ended September 30, 2003. The increase was due primarily to lower tax expense in 2004 compared to 2003.

    The net loss of $16.1 million, or $0.34 million, for the nine months ended September 30, 2004, compared to net income of $2.6 million, or $0.05 per share, for the nine months ended September 30, 2003 was due primarily to the $17.7 million loss incurred on the early extinguishment of debt.

                       CENVEO, INC. AND SUBSIDIARIES

BUSINESS SEGMENTS

COMMERCIAL

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -----------------------       -----------------------
                                                    2004           2003           2004           2003
                                                  --------       --------       --------       --------
Division net sales..........................      $327,365       $315,029       $958,797       $942,826
     Divested operations....................            --             --             --          2,873
                                                  --------       --------       --------       --------
Net sales...................................      $327,365       $315,029       $958,797       $945,699
Division operating income...................        16,097         16,861         39,132         40,780
    Restructuring adjustments (expense).....           269             16           (851)        (1,305)
    Divested operations.....................            --             --             --            168
                                                  --------       --------       --------       --------
Operating income............................        16,366         16,877         38,281         39,643
Operating income margin.....................           5.0%           5.4%           4.0%           4.2%

    Net sales of our commercial segment for the three months ended September 30, 2004 increased $12.3 million over the comparable period of 2003.

    * Sales of our commercial printing products increased $8.4 million. This increase was driven by growth in sales of our high impact printing products to our national and regional customers, higher sales to our local customers and sales contributed by operations acquired. During the third quarter, the two printing operations we acquired contributed sales of $4.7 million.

    * Sales of our envelope products declined approximately $0.7 million. The average unit selling prices of our envelope products were down slightly in the quarter compared to the prior year.

    * The favorable impact of the strength of the Canadian dollar on the sales of our Canadian operations was $2.1 million.

    Operating income for the three months ended September 30, 2004 decreased $0.5 million from the comparable period of 2003. Division operating income decreased $0.8 million. Pricing and manufacturing performance improved slightly during the quarter compared to 2003. The improvement in gross margin and the gross profit from the increase in sales, however, were not sufficient to offset higher selling expenses and higher amortization expense. Amortization expense was $1.0 million higher in the third quarter of 2004 due to the amortization of an intangible asset recorded in connection with the payment of contingent purchase price on an acquisition completed in 2002.

    Net sales of our commercial segment for the nine months ended September 30, 2004 increased $13.1 million over the comparable period of 2003. Net sales in 2003 included sales of $2.9 million of the digital graphics operations that were sold in March 2003. Division net sales increased $16.0 million.

    * Sales of our commercial printing products increased by $11.1 million. This increase was driven by growth in sales of high impact printing products and the sales contributed in the third quarter by the newly acquired operations.

    * Envelope sales were $5.1 million lower driven by lower average selling prices in 2004 compared to 2003.

    * The favorable impact of the strength of the Canadian dollar on the sales of our Canadian operations was $9.9 million.

    Operating income for the nine months ended September 30, 2004 was $1.4 million lower than the operating income earned in the comparable period of 2003. Division operating income declined by $1.6 million. Pricing and improved manufacturing performance during 2004 are reflected in a 90 basis point improvement in gross profit margin compared to 2003. Despite the improvement in gross margin and

                       CENVEO, INC. AND SUBSIDIARIES

the gross profit from the increase in sales, division operating income declined primarily as a result of higher selling expenses and amortization expense which was $3.0 million higher than in the first nine months of 2003.

RESALE

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -----------------------       -----------------------
                                                    2004           2003           2004           2003
                                                  --------       --------       --------       --------
Net sales...................................      $100,734       $ 97,189       $302,441       $301,664
Division operating income...................         9,469         10,038         33,291         32,152
     Restructuring adjustments (expense)....            --            (92)            --            104
                                                  --------       --------       --------       --------
Operating income............................         9,469          9,946         33,291         32,256
Operating income margin.....................           9.4%          10.2%          11.0%          10.7%

    Net sales of our resale segment for the three months ended September 30, 2004 increased by $3.5 million over the comparable period of 2003. Growth in sales of business labels continued during the third quarter, increasing $2.5 million, or 10.3%. Sales of office products increased $3.7 million, or 9.0%, as a result of market share gains in the office products retail channel. Sales of our traditional business forms, especially continuous forms, declined $2.7 million. The demand for these products is declining due to the increased use of laser printing by our customers.

    Operating income for the three months ended September 30, 2004 declined $0.5 million from the comparable period of 2003. This decline in operating income was due primarily to expenses incurred in connection with our market share gains in the office products retail channel.

    Net sales for the nine months ended September 30, 2004 were $0.8 million higher than net sales in the comparable period of 2003. This increase was due to sales of our business labels products, which have been strong all year, and strong sales of office products in the third quarter.

    Operating income for the nine months ended September 30, 2004 was $1.0 million higher than operating income earned in the comparable period of 2003. The increase in operating income was due to the strong performance of our business labels products and lower administrative expenses which offset the cost incurred in connection with our sales growth in the office products retail channel.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Cash provided by operations was $14.0 million during the first nine months of 2004 compared to $33.6 million provided by operations during the comparable period of 2003. During the first nine months of 2004, we paid redemption premiums of $13.5 million to redeem our 8 3/4% senior subordinated notes. In addition, cash used for increases in working capital during the first nine months of 2004 totaled $4.3 million compared to an increase of $0.2 million during the comparable period of 2003. This increase was primarily due to the payment of a $4.9 million legal settlement accrued at December 31, 2003 and increases in receivables and inventory to support new business.

    INVESTING ACTIVITIES. Capital expenditures were $20.2 million as of September 30, 2004 compared to $19.7 million as of September 30, 2003. We anticipate capital expenditures for all of 2004 to be approximately $25.0 million.

    On July 6, 2004, we purchased the stock of Valco Graphics Inc., a commercial printing company in Seattle, Washington. On August 27, 2004, we purchased certain assets of WWP Property Management, Inc., a commercial printing company in San Francisco, California. Net cash used to purchase these two operations was $9.8 million.

                       CENVEO, INC. AND SUBSIDIARIES

    FINANCING ACTIVITIES. In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem the $300 million of 8 3/4% senior subordinated notes due 2008. The cost incurred to issue the 7 7/8% senior subordinated notes was $7.2 million. These debt issuance costs have been deferred and will be amortized over the term of the notes.

    In March 2004, we amended our $300 million senior secured credit facility to extend its term to June 2008. The cost incurred to amend the credit facility was $1.9 million. These debt issuance costs will be amortized over the extended term of the facility.

    The following table summarizes our cash payment obligations as of September 30, 2004 by year:

                                                                     OTHER LONG-           PURCHASE         TOTAL CASH
                       LONG-TERM DEBT       OPERATING LEASES       TERM LIABILITIES       COMMITMENTS       OBLIGATIONS
                       --------------       ----------------       ----------------       -----------       -----------
Year 1...............     $  2,264              $ 31,929                $    --           $ 3,428           $ 37,621
Year 2...............        2,324                26,345                  3,521             4,073             36,263
Year 3...............       13,893                22,266                  3,252             3,653             43,064
Year 4...............       78,927                15,909                  2,124             3,653            100,613
Year 5...............        1,021                 9,165                  1,945                --             12,131
Thereafter...........      671,554                19,081                 15,153                --            705,788
                          --------              --------                -------           -------           --------
Total................     $769,983              $124,695                $25,995           $14,807           $935,480
                          ========              ========                =======           =======           ========

    Purchase commitments include additional consideration of $14.2 million for an operation acquired in 2002. This additional consideration is payable if annual revenues total a specified amount each year through 2007.

    At September 30, 2004, we had outstanding letters of credit of approximately $24.1 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.0 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    In conjunction with the sale of the prime label business in May 2002, we guaranteed certain lease obligations. As of September 30, 2004, the contingent liability under the guarantee was $5.3 million. We have not made and do not expect to make any payments under this guarantee.

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

    We expect to be able to fund our operations, capital expenditures, debt and other contractual commitments within the next year from internally generated cash flow and funds available under our senior secured credit facility. Based on the certificate filed for September 30, 2004 activity, we had $132.4 million of unused credit available under this credit facility.

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

                       CENVEO, INC. AND SUBSIDIARIES

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

AVAILABLE INFORMATION

    Our Internet address is: www.cenveo.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls are web cast live via our website. Presentations to securities analysts are also included on our website.

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

FORWARD-LOOKING INFORMATION

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, "believe," "expect," "intend," "appear," "estimate," "anticipate," "project," "will" and other similar expressions. All such statements address operating performance, events or developments that we expect or anticipate will occur in the future and are not historical in nature. All forward-looking statements reflect our current views of Cenveo with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. As and when made, we believe that these forward-looking statements are reasonable; however, these statements involve known and unknown risks, including, but not limited to:

    * General economic, business and labor conditions

    * The ability to implement our strategic initiatives

    * The ability to regain profitability after substantial losses in 2002 and 2001 and in the first quarter of 2004

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At September 30, 2004, we had variable rate debt outstanding of $93.3 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which is $315.3 million, would increase our annual interest expense by $3.2 million.

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

  3.2 Articles of Amendment to the Articles of Incorporation of the Company dated May 17, 2004--incorporated by reference to
            Exhibit 3.2 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

  3.3       Bylaws of the Company--incorporated by reference from Exhibit
            3(ii) of the Company's Form 10-Q for the quarter ended June 30, 1997.

  3.4       Certificate of Amendment of Certificate of Incorporation of
            Cenveo Corporation (formerly known as Mail-Well I Corporation) dated May 14, 2004 --incorporated by reference to Exhibit 3.4 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

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

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
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

 10.15      Second Amended and Restated Equipment Lease dated as of August
            6, 2002 between Wells Fargo Bank Northwest, National
            Association, as trustee under MW 1997-1 Trust, and Mail- Well I
            Corporation--incorporated by reference to Exhibit 10.26 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30,
            2002.

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

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
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

 10.24      Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended
            --incorporated by reference to Exhibit 10.24 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

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

---------------
 * Filed herewith.
** Furnished herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on October 29, 2004.

                           CENVEO, INC.

                           By:             /S/  PAUL V. REILLY
                              -----------------------------------------------
                                  Paul V. Reilly, Chairman of the Board,
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)

                           By:             /S/  MICHEL P. SALBAING
                              -----------------------------------------------
                                Michel P. Salbaing, Senior Vice President--
                                    Finance and Chief Financial Officer
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)