Form 10-K
period 2004-12-31
CENVEO, INC
filed 2005-02-28
CIK 920321

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

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 22, 2005 was $87,220,338.

    As of February 22, 2005 the Registrant had 48,711,979 shares of Common Stock, $0.01 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant's Annual Meeting of Stockholders to be held on or about April 27, 2005.

------------------------------------------------------------------------------
==============================================================================



                              TABLE OF CONTENTS

                                   PART I

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................     1
           The Company.................................................     1
           Commercial..................................................     1
           Resale......................................................     1
           Our Industries..............................................     1
           Our Products................................................     1
           Our Services................................................     2
           Our Marketing, Distribution and Customers...................     3
           Printing and Manufacturing..................................     4
           Raw Materials...............................................     4
           Patents, Trademarks and Brand Names.........................     4
           Competition.................................................     5
           Backlog.....................................................     5
           Employees...................................................     5
           Environmental...............................................     5
           Available Information.......................................     6
Item 2.    Properties..................................................     6
Item 3.    Legal Proceedings...........................................     6
Item 4.    Submission of Matters to a Vote of Security Holders.........     6

                                   PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.........     7
Item 6.    Selected Financial Data.....................................     8
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     8
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................    22
Item 8.    Financial Statements and Supplementary Data.................    23
Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure..................................    57
Item 9A.   Controls and Procedures.....................................    57
Item 9B.   Other Information...........................................    57

                                  PART III

Item 10.   Directors and Executive Officers of Registrant..............    58
Item 11.   Executive Compensation......................................    61
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters................    61
Item 13.   Certain Relationships and Related Transactions..............    61
Item 14.   Principal Accountant Fees and Services......................    62

                                   PART IV

Item 15.   Exhibits and Financial Statement Schedules..................    62

















                    This page intentionally left blank



                                  PART I

ITEM 1.  BUSINESS

THE COMPANY

    Cenveo is one of North America's largest providers of visual communication solutions delivered through print and electronic media. Our products include offset and digital printing, custom and stock envelopes, and business documents and labels. We also provide communications consulting, end-to-end project management and eServices. Our operational footprint spans North America with 84 production facilities and five fulfillment and distribution centers strategically located in or near major urban centers throughout North America.

COMMERCIAL

    Our commercial business had sales of $1.33 billion in 2004. This business segment operates 64 manufacturing facilities and specializes in the printing of annual reports, car brochures, brand marketing collateral, financial communications, general commercial printing and the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. In addition, we operate five distribution and fulfillment centers and provide our customers with other value added services such as eCommerce.

RESALE

    Our resale business had sales of $413 million in 2004. This business segment operates 20 manufacturing facilities and produces business forms and labels, custom and stock envelopes and specialty packaging and mailers generally sold to third-party dealers such as print distributors, forms suppliers and office-products retail chains.

    Refer to Note 19 of our consolidated financial statements included elsewhere in this report for additional information concerning our operating and geographic segments.

OUR INDUSTRIES

    The printing industry is one of the largest and most fragmented industries in the United States with total estimated sales of $157 billion in 2003 generated by more than 44,500 companies, according to Printing Industries of America, Inc. The printing industry includes general commercial printing, financial and legal printing, greeting cards, labels and wrappers, magazines, newspapers, books, other specialty and quick printing and related services such as prepress and finishing. We estimate that the market in which we primarily compete has total annual sales of approximately $49 billion serviced by over 20,000 printing businesses.

    Envelope printing and manufacturing combined constitutes an estimated $3.6 billion market in North America according to the Envelope
Manufacturer's Association. Products in the envelope industry include customized envelopes for direct mail, transactional envelopes, non-custom envelopes for resale, and specialty envelopes and filing products.

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

    Envelopes. We serve two primary markets: (1) customized envelopes and packaging products, including Tyvek(R) mailers used by the U.S. Postal Service, sold directly to end users or to independent distributors who sell to end users; and (2) envelopes and other products sold to wholesalers, paper merchants, printers, contract stationers, independent retailers and office products superstores. In the customized envelope market, we offer printed customized conventional envelopes for billing and remittance, direct mail marketers, catalog orders and other end users, such as banks, brokerage firms and credit card companies. In the wholesale envelope market, we manufacture and print a broad line of stock and custom envelopes that are featured in national catalogs for the office products market or offered through office products retailers and contract stationers.

    Business Forms and Labels. We print a diverse line of custom products for small and mid-size businesses including both traditional and specialty forms and labels for use with desktop PCs and laser printers. Our printed office products include business documents, specialty documents produced through VersaSeal(R), Hi-Reply(TM) and Pro-card(TM) brands and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications. These products are generally sold through independent value-added resellers of office products.

OUR SERVICES

    We offer our customers a wide variety of related services to enhance the value of our printed products and assist them in using digital technologies to improve the effectiveness of their visual communications. Among our services are:

    Cenveo ColorScience(TM). Cenveo ColorScience is our remote customer proofing solution. It is the first supply chain end-to-end process control solution that measures and controls color quality throughout the printing process from digital file creation to printed output. ColorScience offers the digital delivery of a hardcopy contract proof at the customer's location.

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

    Direct-to-Plate and Direct Imaging Technology. We have both direct-to-plate and direct imaging technologies, which eliminate labor and material costs in the prepress stage of a printing job. Both technologies support a completely digital workflow, providing a better printed product, faster turnaround and in the case of direct imaging, reduced inventory, capability to print on demand and lower distribution costs.

    eCENergy(TM). eCENergy is the Cenveo web portal providing access to a suite of eSolutions designed to automate and streamline transactions with customers. Current applications include an online ordering and fulfillment system called eCatalog, soft and remote proofing and digital asset management.

    Electronic Prepress. We offer fully automated electronic prepress services that allow the customer to submit artwork and other data in hardcopy or digitally either on disk, CD or via high speed transmission line. Hardcopy artwork is digitally scanned and mastered to create a file for use either in direct-to-plate or direct-to-press applications. We also provide traditional prepress services to customers who require graphics and artwork to be photographed, composed and incorporated into files for plate or direct-to-press applications.

    Enterprise Solutions. Large national organizations looking for integrated, managed supply chain solutions can avail themselves of flexible solutions that connect them to their internal departments and external customers and suppliers. We have the supply chain management processes, techniques, systems and resources to manage, produce and deliver their products from our facilities strategically located across the U.S.

    Fulfillment. We have full-service fulfillment centers with on-line order assembly and bar coding strategically located throughout the U.S. Many of these centers have digital presses to reduce the costs of inventory and obsolescence.

    Inventory Management Systems. Large national organizations with centralized purchasing and supply departments serving multiple locations use our inventory management services. Included in these services are reports on usage by inventory unit (SKU), available warehouse supply and summary billing.

    Warehousing Services. For customers who prefer to outsource the management of their printed product, storage and distribution we have the expertise and capacity to store finished product and drop ship in bulk or ship on an "as needed" basis.

OUR MARKETING, DISTRIBUTION AND CUSTOMERS

    Because of the highly fragmented nature of the general commercial printing and envelope businesses, and the diversity in customer needs and preferences, we market most of our general commercial printing and envelopes locally and regionally. Given the project-oriented nature of these markets, sales to particular customers may vary significantly from year to year depending upon the number and size of their communications plans. Our customer supply agreements are typically on an order-by-order basis or for a specified period of time. Our sales team is supported by a technical service team that provides customers with highly customized printing solutions. Most of our facilities have customer service representatives that work with the sales team and the customers to manage orders efficiently and effectively. In some cases, the customer service representatives have direct responsibility for accounts.

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

    We believe our commercial segment has one of the largest sales forces in the industry, with approximately 700 sales representatives as of December 31, 2004. Most of our commercial printing and envelope products are sold through sales representatives who work directly with customers from the initial concept through prepress, proofing, production and delivery. Because our sales representatives are our primary contacts with our customers, our goal is to attract, train and retain an experienced, qualified sales force in each of our businesses. Sales representatives typically are compensated by commission, which generally depends on order size and type, prepress work, reruns or rework and overall profitability of the job. For our growing list of enterprise customers we have account teams, some members of which are located on the customer's premises.

    Through our "Strategic Sales" initiative, we offer customers our full spectrum of products and services such as design, fulfillment, eCommerce and inventory management. Our Strategic Sales team is organized to focus on vertical markets including travel and leisure, health services, financial services and technology and to offer customers in these markets customized solutions to their visual communications needs.

    In our resale segment, our products are marketed under "Quality Park". The resale segment sells most of its products through 5 major channels; independent solution providers, commercial printers, ad specialty dealers, quick printers and office products distributors. Our resale segment sells its products primarily through catalogs, telemarketing and the Internet to over 22,000 value-added resellers who distribute our products to end users.

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

    Our direct customer base totals approximately 30,000. The customers of our commercial segment include Fortune 500 companies, graphic designers and advertising agencies, regional and local businesses, insurance and finance companies, government agencies and not-for-profit organizations. The customers of our resale segment total over 22,000 distributors and office products retail businesses as well as the U.S. Postal Service. None of our customers accounted for more than 5% of revenue in 2004.

PRINTING AND MANUFACTURING

    Our commercial segment operates 64 manufacturing facilities throughout the United States and Canada. Our 36 commercial printing plants combine advanced prepress technology with high-quality web and sheet-fed lithographic presses, digital presses and extensive binding and finishing operations. Our 28 envelope plants produce envelopes from either flat sheets which are die-cut into pre-shaped blanks or rolls of paper which are run on our web machines. The paper is folded into an envelope and is glued at the seams and on the flap. Flat sheets are often printed before the envelope is produced. Printing can also occur during the folding process or after the envelope is produced. Web machines are typically used for larger runs with multiple colors and numerous features. Die cut machines, which require a preliminary step to provide die cut envelope blanks from paper sheets, are used primarily for smaller orders typically including customized value-added features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements. Some of our commercial facilities operate seven days a week, 24 hours a day to meet customer requirements.

    In our resale segment, we operate 20 facilities in the United States. We design and print business forms and labels and envelopes for a wide range of businesses. A majority of the orders for these products are sent to us electronically. We perform prepress and plate making functions and print on proprietary presses. Six of our resale facilities manufacture stock envelopes that are sold to paper merchants and office products retail chains.

RAW MATERIALS

    The primary materials used in each of our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs. We purchase these materials from a number of suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for our operations. We have implemented an inventory management system in which a limited number of paper suppliers provide all of our paper needs. These suppliers are responsible for delivering paper on a "just-in-time" basis directly to our facilities. We believe that this system has allowed us to enhance the flexibility and speed with which we can serve customers, improve pricing on paper purchases, eliminate a significant amount of paper inventory and reduce costs by reducing warehousing capacity. We believe that we purchase our materials and supplies at competitive prices due to our volume leverage.

PATENTS, TRADEMARKS AND BRAND NAMES

    We market products under a number of trademarks and brand names. We also hold or have rights to use various patents relating to our businesses, which expire at various times through 2012. Our sales do not materially depend upon any single or group of related patents.

COMPETITION

    Commercial printing is highly competitive and fragmented. We compete against a diminishing number of large, diversified and financially strong printing companies, as well as regional and local commercial printers, many of which are capable of competing with us in both volume and production quality. Although there are a significant number of buyers who are price sensitive, we also believe that customer service and high quality products are important competitive factors, especially to companies seeking enterprise solutions and high impact color products. We believe we provide premium quality and superior customer service while maintaining competitive prices through stringent cost control efforts. The main competitive factors in our markets are customer service, product quality, reliability, flexibility, technical capability and price. We believe we compete effectively in each of these areas.

    In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as electronic mail, the Internet, interactive videodisks, interactive television, electronic retailing and facsimile machines. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to (1) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (2) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service and the Canada Post Corporation and (3) the ability of our direct mail customers to include return materials in their mail-outs. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. We believe we compete effectively in each of these areas.

    In selling our printed business forms and labels products, we compete with other document and labels print facilities with nationwide manufacturing locations and regional and local printers, which typically sell within a 100- to 300-mile radius of their plants. We compete mainly on quick turn customization of products and unparalled service levels.

BACKLOG

    At December 31, 2004 and 2003, the backlog of customer orders to be produced or shipped in the next 120 days was approximately $127.0 million and $113.0 million, respectively.

EMPLOYEES

    We employed approximately 10,000 people as of December 31, 2004, and approximately 1,800 of our employees at the various facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

    We are committed to employee development and increased organizational effectiveness. We operate Cenveo University, our in-house training program, which provides courses in process improvement, quality control, supervisory and management skills and increasing employee empowerment. Complementing our in-house initiatives, Cenveo contracts leading industry experts to provide skill-building courses to our sales representatives and managers.

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

AVAILABLE INFORMATION

    Our Internet address is: www.cenveo.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls are archived for replay on our website and presentations to securities analysts are also included on our website.

ITEM 2.  PROPERTIES

    We occupy 84 printing and manufacturing facilities in the United States and Canada and five print fulfillment and distribution centers, of which 36 are owned and 53 are leased. In addition to on-site storage at these facilities, we store products in 19 warehouses, of which four are owned, and we lease 21 sales offices. We also lease 47,153 square feet of office space in Englewood, Colorado for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CVO." At February 22, 2005, there were approximately 458 shareholders of record and, as of that date, we estimate that there were more than 7,534 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the high and low sales prices for our common stock as reported by the
NYSE:

2004                                                      HIGH         LOW
                                                          ----         ---
First Quarter...........................................  $5.00       $3.53
Second Quarter..........................................  $4.52       $2.60
Third Quarter...........................................  $3.70       $2.40
Fourth Quarter..........................................  $3.70       $2.60

2003                                                      HIGH         LOW
                                                          ----         ---
First Quarter...........................................  $2.55       $1.85
Second Quarter..........................................  $3.13       $2.05
Third Quarter...........................................  $3.60       $2.76
Fourth Quarter..........................................  $4.61       $3.58

    We have not paid a dividend on common stock since our incorporation and do not anticipate paying dividends in the foreseeable future because our senior secured credit facility, senior notes and senior subordinated notes limit our ability to pay common stock dividends.

    No purchases of our common stock were made by or on behalf of the Company or any affiliated purchaser during the fourth quarter of 2004.

    The section captioned "COMPENSATION OF EXECUTIVE OFFICERS--Equity Compensation Plan Information" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The summary of historical financial data presented below is derived from the historical audited financial statements of the Company. The results of acquisitions have been included in the income statement data of the Company from their respective acquisition dates in accordance with purchase method accounting for acquisitions. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes included elsewhere herein.

                                                              YEAR ENDED DECEMBER 31
                                   -----------------------------------------------------------------------------
                                      2004           2003(1)          2002(2)          2001(3)           2000
                                   ----------      ----------       ----------       ----------       ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................  $1,742,914      $1,671,664       $1,728,705       $1,868,768       $2,044,350

Income (loss) from continuing
  operations.....................  $  (20,938)     $    3,924       $  (73,488)      $  (45,213)      $   36,193

Income (loss) per diluted share
  from continuing operations.....  $    (0.44)     $     0.08       $    (1.54)      $    (0.95)      $     0.73

Total assets.....................  $1,174,747      $1,111,446       $1,107,367       $1,476,867       $1,683,592

Total long-term debt, including
  current maturities.............  $  769,769      $  748,961       $  763,899       $  855,221       $  922,351

---------------

(1) In 2003, reported net income was $5.2 million, or earnings of $0.11 per share, which included a $0.3 million charge for a cumulative effect of change in accounting principle and a $1.5 million gain on a disposal of discontinued operations.

(2) In 2002, reported net loss was $202.1 million, or a loss of $4.24 per share, which included a charge of $111.7 million for a cumulative effect of change in accounting principle and a $16.9 million for the loss on a disposal of discontinued operations.

(3) In 2001, reported net loss was $136.2 million, or a loss of $2.86 per share, which included a charge of $91.0 million for the loss on a disposal of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

    Cenveo is one of North America's largest providers of visual communication solutions delivered through print and electronic media. Our products include offset and digital printing, custom and stock envelopes and business documents and labels. We also provide communications consulting, end-to-end project management and eServices. We have production facilities and fulfillment and distribution centers strategically located throughout North America. We are organized into two business segments-- commercial and resale.

    Our commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications and general commercial printing and in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. The commercial segment also offers services such as design, fulfillment, eCommerce and inventory management. These products and services are provided directly to national and local customers. Our commercial segment consists of 36 printing plants, 28 envelope plants and five distribution and fulfillment centers.

    Our resale segment produces business forms and labels, custom and stock envelopes and specialty packaging and mailers. These products are generally sold through print distributors, business forms suppliers, office products retail chains and the Internet. The resale segment operates 20 manufacturing facilities.

REVIEW OF RESULTS

    Management's Discussion and Analysis of Financial Condition and
Results of Operations includes an overview of our consolidated results from 2002 through 2004 followed by a discussion of the results of each of our business segments for the same period.

    It is important to consider the economic environment for the printing industry when evaluating our results from 2002 to 2004. The recession that began in 2001 was more severe in the printing industry than in the general economy and many of our markets lagged the overall economy in recovering from the recession. In 2004, most of our markets had not yet returned to pre-recession growth rates. Excess capacity in concert with declining or weak volume growth in many of our markets resulted in extreme competitive pricing pressures. In addition, the cost of paper, film and other raw materials increased significantly in 2004. The cost of uncoated paper, which is the primary raw material used in manufacturing envelopes, declined slightly in 2002 and 2003 and increased approximately 17% in 2004. Our paper suppliers also increased uncoated paper prices approximately 9% in early 2005. The prices of coated paper, the primary raw material used by our commercial printing operations, were relatively stable in 2002 and 2003. Certain grades of coated paper increased as much as 18% in 2004. Our paper suppliers have not announced increases in the prices of coated papers in 2005.

    In our commercial segment, approximately 50% of our commercial printing sales and approximately 40% of our custom envelope sales are related to advertising and direct mail promotions. Spending by our customers on printed advertising materials and direct mail promotions has increased over the last three years; however, our customers are not spending as they did prior to the recession.

    In our resale segment, the demand for traditional business forms, especially continuous and multi-part forms, has declined significantly over the last several years as businesses have acquired laser-printing capabilities. Many of our customers have consolidated and pricing has been extremely competitive.

    To meet the challenges presented by the economic environment in which we operate and the markets we serve, we have taken significant actions. We do not expect our markets to return to pre-recession growth rates over the next several years. We believe that our success in this environment will be dependent on offering products and services that provide customers with solutions to reduce cycle time and total cost of ownership. We believe that if we offer our customers "one-stop shopping" with efficiency and quality, we will succeed by growing market share. In 2003, we reorganized Cenveo to operate as one company and to make it easier for customers to purchase our products and services. As we are now organized, we offer customers products and services and production capabilities that clearly differentiate us from our competition. In addition, we have created a strategic sales team to service those customers that purchase a broader range of multiple products and services and utilize our national manufacturing capabilities. In 2004, sales managed by this team increased $43 million. In 2002, we expanded our service offering by acquiring an operation with national distribution and fulfillment capabilities. In 2004, we strengthened our market position in two key local markets by acquiring Valco Graphics in Seattle, Washington and Waller Press in San Francisco, California.

    To compete effectively in an environment of excess capacity and rising costs, we have focused on improving productivity and creating operating leverage. In late 2000, we began aligning our capacity and costs with the demands of our customers, and we consolidated 12 envelope facilities, 8 printing operations and 6 business forms plants. Over the last three years we replaced 13 offset presses with 6 newer, more productive presses without reducing our revenue generating capacity. These actions enabled us to mitigate much of the impact of lower margins due to lower selling prices and increased costs. The announced 2005 price increase of uncoated paper will increase our costs by approximately $10.0 million. Our margins in 2005 will be reduced to the extent we are unable to recover this cost through higher selling prices or other cost reduction measures.

    We are defending our share of the business forms market by improving customer service, on-time deliveries and quality. We began to see success from this strategy in 2004. The sales of our documents division declined only 4% in 2004 compared to a decline of 7% in 2003.

    In 2003, sales of office products to our wholesale customers and office products superstores were 7% lower than in 2002. Much of this sales decline was due to a shift by consumers to the office products superstores where our market position was weak. Our strategy in 2004 was to strengthen our position with key office products superstores and regain our share of the office products market. We have been successful executing this strategy. Our sales in this channel were 13% higher in 2004 than in 2003.

    In 2001, we recognized the need to reduce and restructure our debt. We sold our prime label business and our office products distribution business in 2002. We sold the filing products division of our resale segment and the photo envelope business of our commercial segment in 2002. We also sold certain digital graphics operations of our commercial segment in 2003. The net proceeds from these divestitures, which totaled $122.3 million, were applied to our outstanding debt. In 2002, we replaced bank term debt with $350 million of 9 5/8% senior notes due 2012. In 2004, we refinanced our 8 3/4% senior subordinated notes due 2008 with 7 7/8% senior subordinated notes due 2013 and extended our senior secured credit facility to 2008. Other than our credit agreement which expires in 2008, we have no significant liquidity events before 2012.

    A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income as well as the net sales and operating income of our business segments used internally to assess operating performance. Division sales exclude sales of divested operations and division operating income excludes unallocated corporate expenses, restructuring, impairment and other charges, the profits of divested operations and charges related to divestitures. Our fiscal year ends on the Saturday closest to the last day of the calendar year, and as a result, 2004 was a 53-week year. Because our business tends to be slow during the holiday season, we do not believe that 53rd week had a significant impact, unless otherwise noted, on the comparability of our results in 2004 with 2003 and 2002 which were 52-week years.

                                                                         DECEMBER 31
                                                         --------------------------------------------
                                                            2004             2003             2002
                                                         ----------       ----------       ----------
                                                                        (IN THOUSANDS)
Division net sales.................................      $1,742,914       $1,668,792       $1,672,260
     Divested operations...........................              --            2,872           56,445
                                                         ----------       ----------       ----------
Net sales..........................................      $1,742,914       $1,671,664       $1,728,705
                                                         ==========       ==========       ==========

Division operating income..........................      $   97,797       $  104,770       $   93,042
    Unallocated corporate expenses.................         (19,655)         (17,979)         (18,970)
    Restructuring, impairment and other charges....          (5,407)          (6,860)         (74,551)
    Divested operations............................              --              167            3,301
    Gain (loss) on operations held for sale........              --              117          (19,278)
                                                         ----------       ----------       ----------
Operating income (loss)............................          72,735           80,215          (16,456)
    Interest expense...............................          73,125           71,891           70,461
    Loss from the early extinguishment of debt.....          17,748               --           16,463
    Other non-operating expenses...................           2,459            1,819            1,754
                                                         ----------       ----------       ----------
Income (loss) before income taxes..................         (20,597)           6,505         (105,134)
    Income tax expense (benefit)...................             341            2,581          (31,646)
                                                         ----------       ----------       ----------
Income (loss) from continuing operations...........         (20,938)           3,924          (73,488)
    Gain (loss) on disposal of discontinued
      operations...................................           1,230            1,548          (16,868)
    Cumulative effect of change in accounting
      principle....................................              --             (322)        (111,748)
                                                         ----------       ----------       ----------
Net income (loss)..................................      $  (19,708)      $    5,150       $ (202,104)
                                                         ==========       ==========       ==========
Earnings (loss) per share--basic and diluted.......      $    (0.41)      $     0.11       $    (4.24)
                                                         ==========       ==========       ==========

NET SALES

    Net sales increased 4% in 2004 reflecting growth in the national accounts of our commercial segment and higher sales of office products in our resale segment. Net sales decreased 3% in 2003.

Sales in 2002 included sales of $42.3 million for the filing products division of our resale segment that was sold in August 2002 and sales of $14.1 million for the digital graphics operations of our commercial segment that were sold in February 2003.

OPERATING INCOME

    Operating income in 2004 declined $7.5 million, or 9%. This decline was due to lower operating performance of our two business segments which was 7% lower in 2004 than 2003. In 2003, operating income improved significantly over results in 2002 which included significant restructuring and impairment charges. The operating performance of our two business segments increased 13% in 2003.

    UNALLOCATED CORPORATE EXPENSES. Unallocated corporate expenses include the costs of our corporate headquarters and certain expenses not allocated to our segments. The increase in unallocated corporate expenses in 2004 was due, in part, to an increase of $0.6 million in the cost of workers' compensation claims incurred prior to 2004. Over the last three years, it has been our practice to allocate the cost of current year claims to our segments but not to allocate the cost of changes in the development of claims incurred in prior years. The other major increase in unallocated corporate expenses was our cost to comply with the Sarbanes- Oxley Act of 2002. Our out-of-pocket cost of compliance was approximately $0.8 million. Unallocated corporate expenses were lower in 2003 than 2002 due to lower workers' compensation expense on claims incurred in prior years partially offset by the costs associated with training programs initiated in 2003 to actively involve our employees in improving service, quality, efficiency and innovation.

    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. We continually evaluate our operations for opportunities to optimize capacity and reduce costs. Since 2000, we have rationalized and realigned capacity to operate fewer facilities without sacrificing revenue capability. We have taken other actions to reduce the cost structures of our operations to mitigate the impact of lower margins. This process is ongoing as our industry and markets continue to evolve. We anticipate additional restructuring charges in 2005.

    2004: During 2004, restructuring and impairment charges totaled $5.4 million. We closed our envelope plant in Bensalem, Pennsylvania and moved most of its equipment into our printing operation in Philadelphia. The cost of this plant closure was $1.2 million, net of a $1.4 million gain on the sale of the plant building and inclusive of impairment charges of $1.0 million.

    We acquired printing operations in Seattle, Washington and San Francisco, California during 2004. A key aspect of our strategy in acquiring these operations was to consolidate our existing operations in these two cities with the newly acquired operations. The cost incurred during 2004 to merge these operations was $1.1 million, including asset impairment charges of $0.8 million.

    In December 2004, we negotiated the termination of a lease on a building in New York City that had been used by an operation that was closed in 2002. The cost to terminate the lease and write off the unamortized value of leasehold improvements was $1.2 million.

    During the development of our operating plans for 2005, we made a decision to close a small printing operation in the first quarter of 2005 and consolidate its production into another facility. Accordingly, we recorded an impairment charge of $1.4 million on the equipment that will be taken out of service and $0.1 million of lease termination fees. We expect to incur expenses of approximately $0.8 million to complete this closure in 2005.

    Other asset impairments recorded in 2004 totaled $0.4 million.

    2003: In 2003, restructuring and other charges totaled $6.9 million. We closed our web printing operation in Indianapolis, Indiana and redeployed its two web presses and related equipment to our facilities in St. Louis, Missouri and Baltimore, Maryland. The cost to move this equipment was $1.1 million. We also incurred employee separation expenses of $1.5 million in connection with workforce reductions across most of our operations.

    The 2003 restructuring charge included credits of $1.0 million for the reversals of reserves recorded in 2001 and 2002 that were no longer required.

    We recorded a charge of $5.3 million in 2003 to cover the cost of settling a lawsuit after an unfavorable award was granted by a jury in Los Angeles County, California to an ex-employee who had contested his termination. We elected to settle this dispute in order to avoid the expense and risk of further litigation and appeals.

    2002: During 2002, restructuring, impairment and other charges totaled $74.6 million. In 2001, we began a major consolidation of the envelope manufacturing facilities in our commercial segment to reduce excess internal capacity and improve the utilization of the equipment and resources at our other envelope plants in the United States and Canada. This consolidation was completed in 2002 and the cost incurred in 2002 totaled $26.6 million.

    We closed a commercial printing operation in New York City at a cost of $4.2 million; business forms plants in Clearwater, Florida and Denver, Colorado at a cost of $2.0 million; and an envelope operation of our resale segment in Hattiesburg, Mississippi at a cost of $2.4 million. In addition, we began the realignment of our web presses in Indianapolis that was completed in 2003. The cost incurred in 2002 was $3.1 million.

    Other charges include $21.9 million incurred in connection with the refinancing of an operating lease, consulting fees of $4.4 million incurred in connection with business improvement initiatives, severance expenses of $4.8 million, asset impairments of $3.6 million and $1.6 million for other restructuring activities including the reversal of a $0.5 million excess accrual.

    A further discussion of restructuring, impairment and other charges can be found in Note 14 to the consolidated financial statements.

GAIN (LOSS) ON OPERATIONS HELD FOR SALE

    The table below summarizes charges we recorded in 2003 and 2002 related to operations that had been held for sale.

                                                                  2003         2002
                                                                  ----       --------
                                                                    (IN THOUSANDS)
Gain (loss) on assets held for sale.........................      $117       $ (6,436)
Impairment on operations formerly held for sale.............        --        (12,842)
                                                                  ----       --------
                                                                  $117       $(19,278)
                                                                  ====       ========

    IMPAIRMENT LOSS ON ASSETS HELD FOR SALE. In 2002, we completed the sale of the filing products division. We incurred a $6.1 million loss in connection with this divestiture. We also reduced the value of the digital graphics assets held for sale at the end of 2002 by $0.3 million. These assets were sold in 2003.

    IMPAIRMENT ON OPERATIONS FORMERLY HELD FOR SALE. In 2001, an operation that is now an important part of our resale segment was held for sale. In 2002, we made the decision not to sell this business. Accordingly, we reversed the tax benefit of $11.5 million expected to be realized upon the sale that had been recorded in 2001 and expenses of $1.1 million that had been accrued but not incurred. We also discontinued our efforts to sell one of the digital graphics operations that had been held for sale at the end of 2001 and recorded an impairment charge of $2.4 million.

INTEREST EXPENSE

    Interest expense in 2004, 2003 and 2002 was as follows:

                                                                  2004          2003          2002
                                                                 -------       -------       -------
                                                                           (IN THOUSANDS)
Total interest expense.....................................      $73,125       $71,891       $76,031
Less: Allocated to discontinued operations.................           --            --        (5,570)
                                                                 -------       -------       -------
Reported interest expense..................................      $73,125       $71,891       $70,461
                                                                 =======       =======       =======

    Interest expense increased $1.2 million in 2004 compared to 2003. In 2004, interest expense reflected our average outstanding debt of $811.4 million during the year and a weighted average interest rate of 8.2% compared to our average outstanding debt of $792.7 million in 2003 and a weighted average interest rate of 8.4% for 2003. Our average outstanding debt and weighted average interest rate in 2004 reflect the issuance in January of $320 million of 7 7/8% senior subordinated notes due 2013, the proceeds of which were used to redeem the $300 million of 8 3/4% senior subordinated notes due in 2008. The increase in interest expense in 2004 was due primarily to an extra week of interest.

    Interest expense in 2002 excluded the interest expense that was allocated to discontinued operations. Total interest expense declined 5.4% in 2003 compared to 2002. In 2003, total interest expense reflected our average outstanding debt of $792.7 million during the year and a weighted average interest rate of 8.4% compared to our average outstanding debt of $890.6 million and a weighted average interest rate of 7.9% for 2002. The average outstanding debt decreased in 2003 primarily due to the application of the proceeds from our divestitures to the repayment of debt. Our weighted average interest rate increased in 2003 as a result of the issuance of $350 million of 9 5/8% senior notes in March 2002, the proceeds of which were used primarily to repay bank debt that accrued interest at a lower variable rate. In November 2002, we redeemed our 5% convertible subordinated notes.

LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT

    In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem our 8 3/4% senior subordinated notes due 2008. The premium paid to redeem the 8 3/4% notes and the unamortized debt issuance costs on the 8 3/4% notes, which were written off, totaled $17.7 million.

    In 2002, we wrote off $16.5 million of unamortized debt issuance costs related to the bank credit facility that was refinanced.

INCOME TAXES

                                                                  2004          2003           2002
                                                                --------       -------       --------
                                                                           (IN THOUSANDS)
Income tax benefit for U.S. operations....................      $(12,302)      $(8,890)      $(42,171)
Income tax expense for foreign operations.................        12,643        11,471         10,525
                                                                --------       -------       --------
  Income tax expense (benefit)............................      $    341       $ 2,581       $(31,646)
                                                                ========       =======       ========
  Effective income tax rate...............................          (1.7)%        39.7%          30.1%
                                                                ========       =======       ========

    The income tax expense reported in 2004 on the loss before income taxes was primarily the result of establishing valuation allowances on certain deferred tax assets and the tax expense recorded for foreign operations that generated taxable income in 2004.

    The effective tax rate in 2003 approximates the statutory effective tax rate considering the tax jurisdictions in which we operate. In 2002, the low effective tax rate was the result of significant nondeductible charges included in income from continuing operations before income taxes.

GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS

    In September 2000, we sold the extrusion coating and laminating business segment of American Business Products, Inc., a company we acquired in February 2000. The consideration received for this business included an unsecured note which was fully reserved at the time of the sale. This note was redeemed by the issuer in 2004 for $2.0 million. The proceeds, net of tax, have been recorded as a gain on disposal of discontinued operations in 2004.

    The gain on the disposal of discontinued operations recorded in 2003 was primarily the result of adjustments made to the tax impact of the sale of our prime label business in 2002.

    The loss on the disposal of discontinued operations recorded in 2002 reflects the additional loss on the divestitures of the two businesses reported as discontinued operations in 2001 and sold in 2002.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). The implementation of FIN 46 required us to consolidate a trust that is leasing equipment to us under an operating lease. In addition to the equipment and the debt of the trust, we recorded an after-tax charge of $0.3 million as the effect of this accounting change in 2003.

    We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on January 1, 2002. SFAS No. 142 required an impairment test of the goodwill recorded for each of our reporting units as of that date. We determined that $111.7 million of the goodwill associated with our commercial printing operations (formerly the commercial printing segment) was impaired. This impairment loss was reported as the effect of a change in accounting principle in 2002.

SEGMENT OPERATIONS

    Our chief executive officer monitors the performance of the ongoing operations of each of our business segments. We assess performance based on division net sales and division operating income. The summaries of sales and operating income of our two segments have been presented to show each segment without the sales of divested operations ("Division net sales") and to show the operating income of each segment without the results of divested operations and excluding restructuring, impairment and other charges ("Division operating income"). Sales and operating income of operations divested and restructuring, impairment and other charges are included in the tables below to reconcile segment sales and operating income reported in Note 19 to our consolidated financial statements to division net sales and division operating income on which our segments are evaluated.

COMMERCIAL

                                                            2004             2003             2002
                                                         ----------       ----------       ----------
                                                                        (IN THOUSANDS)
Segment sales......................................      $1,329,778       $1,272,525       $1,268,367
    Divested operations............................              --           (2,872)         (14,105)
                                                         ----------       ----------       ----------
Division net sales.................................      $1,329,778       $1,269,653       $1,254,262
                                                         ==========       ==========       ==========
Segment operating income...........................      $   50,538       $   58,704       $    1,513
    Restructuring, impairment and other charges....           4,158            1,198           44,894
    Divested operations............................              --             (167)            (598)
                                                         ----------       ----------       ----------
Division operating income..........................      $   54,696       $   59,735       $   45,809
                                                         ==========       ==========       ==========
Division operating income margin...................               4%               5%               4%

    Division net sales of our commercial segment increased $60.1 million, or 5%, in 2004 compared to net sales in 2003. This increase was due to the following:

    * Sales to the customers managed by our strategic sales team increased $42.7 million, or 28%. Sales in our local markets declined $11.2 million in 2004.

    * In 2004, our newly acquired operations in Seattle and San Francisco contributed sales of $15.6 million including $1.9 million of sales managed by our strategic sales team.

    * The favorable impact of the strength of the Canadian dollar on the sales of our Canadian operations was $14.2 million.

    Division operating income of our commercial segment declined $5.0 million, or 8%, in 2004 compared to 2003. Excluding the impact of acquisitions and foreign currency, gross profit increased $11.0 million as a result of the increase in sales and lower fixed manufacturing expenses. The increase in gross profit, however, was offset by the following:

    * Selling expenses increased $9.9 million. In 2003, we formed a strategic sales team to build sales with large customers that purchase multiple products and services from multiple facilities. The incremental cost of this team in 2004 was approximately $4.9 million. Increased expenses associated with our local market sales were approximately $5.0 million.

    * Administrative expenses increased $6.9 million. Included in this increase were higher information technology costs of $3.5 million and expenses of $1.2 million associated with changing our name to Cenveo.

    * In 2004, we recorded the remaining contingent purchase price of $14.2 million for an acquisition we completed in 2002. This contingent purchase price was recorded as a customer-related intangible asset that is being amortized over the remaining four-year life of a service agreement. As a result, amortization expense increased $3.6 million in 2004.

    Division operating income in 2004 increased $4.4 million as a result of the foreign currency impact of the strength of the Canadian dollar, the results of our acquisitions and lower losses on dispositions of assets.

    Division net sales of our commercial segment increased $15.4 million in 2003 compared to net sales in 2002. This increase was due to the following:

    * Accounts designated as strategic sales accounts increased $42.2 million in 2003. Most of this increase was due to the acquisition in August 2002 of the in-house printing and fulfillment operations of American Express Company.

    * Sales in our local markets declined $47.3 million. Lower average selling prices for our envelope products contributed significantly to this decline.

    * The favorable impact of the strength of the Canadian dollar on the sales of our Canadian operations was $20.5 million.

    Division operating income of the commercial segment increased $13.9 million, or 30%, in 2003 compared to 2002. The increase in operating income was due to the following:

    * Excluding the impact of acquisitions and foreign currency, gross profit declined $7.8 million. This was due primarily to lower volume in our local markets and lower selling prices of our envelope products partially offset by lower manufacturing overhead.

    * Selling and administrative expenses were $15.5 million lower in 2003. These reductions were the result of lower sales, the closure of our printing operation in New York City in the fourth quarter of 2002, the closure of our web printing operation in Indianapolis in the first quarter of 2003 and other initiatives to reduce costs.

    * The favorable impact on operating income of the strength of the Canadian dollar and the results of the acquisition completed in 2002 totaled approximately $6.2 million.

RESALE

                                                                2004           2003           2002
                                                              --------       --------       --------
                                                                          (IN THOUSANDS)
Segment sales...........................................      $413,136       $399,139       $460,338
    Divested operations.................................            --             --        (42,340)
                                                              --------       --------       --------
Division net sales......................................      $413,136       $399,139       $417,998
                                                              ========       ========       ========
Segment operating income................................      $ 43,102       $ 44,703       $ 43,298
    Restructuring, impairment and other charges.........            --            332          6,639
    Divested operations.................................            --             --         (2,703)
                                                              --------       --------       --------
Division operating income...............................      $ 43,102       $ 45,035       $ 47,234
                                                              ========       ========       ========
Division operating income margin........................            10%            11%            11%

    Division net sales of our resale segment increased $14.0 million, or 4%, in 2004 compared to 2003. Sales of office products to our retail, wholesale and trade customers were up 13% from the prior year. Lower net pricing, however, reduced our overall revenue growth from these customers to 4%. Sales of business forms, labels and envelopes to our distribution customers increased 4%. This increase was driven by strong sales of business labels which were up 12%.

    Division operating income of our resale segment declined $1.9 million, or 4%, in 2004 compared to 2003. Gross profit declined $4.8 million driven by lower selling prices of office products, and higher paper costs and higher manufacturing overhead. Lower selling, general and administrative expenses partially offset the decline in gross profit.

    Division net sales in 2003 decreased $18.9 million, or 5%, compared to 2002. Sales of office products to our wholesale and trade customers declined 7% in 2003. Sales of business forms, labels and envelopes sold to distributors in 2003 were 3% lower than 2002. A 7% decrease in sales of business forms drove this decline.

    Division operating income declined $2.2 million, or 5%, in 2003 compared to 2002. Because of the decline in sales, gross profit was $3.8 million lower than in 2003. Lower administrative expenses in 2003 partially offset the impact of the decline in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized as follows:

                                                                2004           2003           2002
                                                              --------       --------       ---------
                                                                          (IN THOUSANDS)
Cash provided by (used in):
    Operating activities................................      $ 37,991       $ 59,459       $  22,971
    Investing activities................................       (35,597)       (29,856)        100,819
    Financing activities................................        (1,749)       (33,256)       (110,222)
    Effect of exchange rate changes on cash.............          (156)         1,310            (985)
    Discontinued operations.............................            --             --         (10,827)
                                                              --------       --------       ---------
Net increase (decrease) in cash and cash equivalents....      $    489       $ (2,343)      $   1,756
                                                              ========       ========       =========

    OPERATING ACTIVITIES. In 2004, cash provided by our operations was $21.5 million lower than cash provided in 2003. This decrease was due primarily to our loss from continuing operations and the increase in working capital of $11.0 million compared to the $12.9 million decrease in working capital in 2003.

    In 2003, cash provided by our operations increased $36.5 million. This increase was due primarily to income from continuing operations and reductions in working capital in 2003 compared to 2002.

    INVESTING ACTIVITIES. Acquisition spending was $13.2 million in 2004, $2.8 million in 2003 and $2.6 million in 2002. In 2004, we purchased Valco Graphics in Seattle and Waller Press in San Francisco. In 2002, we purchased the in-house printing and fulfillment operations of American Express Company. Acquisition spending includes contingent purchase price of $3.2 million in 2004 and $2.8 million in 2003 paid to American Express Company.

    Capital expenditures were $27.4 million in 2004, $31.6 million in 2003 and $30.9 million in 2002. We anticipate spending $20.0 million to $25.0 million on capital investments in 2005.

    In 2004, the purchaser of a business we sold in 2000 redeemed a note issued in connection with the sale for $2.0 million. In 2003, we received net proceeds of $3.9 million from the sale of certain digital graphics operations of our commercial segment. In 2002, we received net proceeds of $31.5 million from the sale of our filing products division, $67.0 million from the sale of our prime label business, $20.5 million from the sale of Curtis 1000 and $3.3 million from the sale of our photo envelope business.

    Proceeds from the sales of property and equipment were $3.0 million in 2004, $0.7 million in 2003 and $12.0 million in 2002.

    FINANCING ACTIVITIES. At December 31, 2004, our outstanding debt was $769.8 million, an increase of $20.8 million from December 31, 2003. In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds of these notes were used to purchase the $300 million of 8 3/4% senior subordinated notes due 2008. The redemption premiums incurred to purchase the 8 3/4% notes totaled $13.5 million. The cost incurred to issue the new notes was $7.2 million. In March 2004, we amended our $300 million senior secured credit facility to extend its term to June 2008. The cost of this amendment was $1.9 million.

    At December 31, 2003, our outstanding debt was $749.0 million which included the $17.0 million of debt held by a trust that was consolidated in accordance the requirements of FIN 46. In 2003, we used $32.8 million of our cash flow to reduce outstanding debt.

    In 2002, we reduced outstanding debt by $91.6 million using proceeds from divestitures. We incurred debt issuance cost of $18.6 million in connection with the sale of our 9 5/8% senior notes due 2012 and the refinancing of our senior secured credit facility.

    At December 31, 2004, we had outstanding letters of credit of approximately $25.2 million related to performance and payment guarantees. In addition, we had outstanding letters of credit of $1.0 million issued as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                                             SENIOR                           SENIOR
                                         SECURED CREDIT       SENIOR       SUBORDINATED
           REVIEW AGENCY                    FACILITY          NOTES           NOTES            LAST CHANGE
           -------------                 --------------       ------       ------------       -------------
Standard & Poor's..................           BB-               B+              B-            December 2004
Moody's............................           Ba3               B1              B3             April 2004

    The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital.

    We expect internally generated cash flow and the financing available under our senior secured credit facility will be sufficient to fund our working capital needs and long-term growth; however, this cannot be assured. Based on the certificate filed January 21, 2005, we had $110.8 million of unused credit available under our senior secured credit facility.

    CONTRACTUAL OBLIGATIONS AND PROBABLE LIABILITY PAYMENTS. The following table is a summary of our significant contractual obligations and probable liability payments at December 31, 2004 (in thousands):

                                                                     OTHER
                                    LONG-                            LONG-           PURCHASE
                                    TERM          OPERATING          TERM           COMMITMENTS       TOTAL CASH
        PAYMENTS DUE                DEBT           LEASES         LIABILITIES        AND OTHER        OBLIGATIONS
        ------------              ---------       ---------       -----------       -----------       -----------
2005........................      $  2,270        $ 33,765          $    --           $35,353          $ 71,388
2006........................         2,325          27,931            8,449             4,200            42,905
2007........................        13,530          23,902            6,793             3,700            47,925
2008........................        79,402          15,395            6,248             1,483           102,528
2009........................         1,022           8,958            2,225                --            12,205
Thereafter..................       671,220           4,189           16,854                --           692,263
                                  --------        --------          -------           -------          --------
Total.......................      $769,769        $114,140          $40,569           $44,736          $969,214
                                  ========        ========          =======           =======          ========

    Purchase commitments and other consists primarily of payments for equipment that has been ordered but not received, obligations to be paid pursuant to an employment agreement, required pension contributions and incentive payments to customers.

    OFF-BALANCE SHEET ARRANGEMENTS. It is not our business practice to enter into off-balance sheet arrangements.

    GUARANTEES. In conjunction with the sale of the prime label business in May 2002, we guaranteed a certain lease obligation. At December 31, 2004, the contingent liability under the guarantee was $5.5 million. We have not made, nor do we expect to make any payments under this guarantee.

    In connection with the disposition of certain operations, we have indemnified the purchasers for certain contingencies as of the date of disposition. We have accrued the estimated probable cost of these contingencies.

CRITICAL ACCOUNTING ESTIMATES

    In preparing our consolidated financial statements, we are required to make estimates based on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates on an ongoing basis. We base our estimates on historical experience and various other assumptions that are considered reasonable in view of relevant facts and circumstances.

    The accounting estimates and assumptions discussed in this section are those that inherently involve significant judgments and the most uncertainty. The nature of these accounting estimates and assumptions are important to understanding our financial statements. Because future events rarely develop exactly as anticipated, even the best estimates routinely require adjustment.

    ALLOWANCE FOR LOSSES ON ACCOUNTS RECEIVABLE. We maintain a valuation allowance based on the expected collectibility of accounts receivable. The allowance includes an estimate of accounts that may become uncollectible based on the age of amounts due and specific amounts for customer collection issues that we have identified. The valuation allowance provided for potentially uncollectible accounts receivable at December 31, 2004 was $4.7 million. In 2004, 2003 and 2002, our actual loss experience was in line with our expectations. We wrote off uncollectible accounts, net of recoveries, of $2.0 million in 2004, $3.3 million in 2003 and $4.5 million in 2002. While credit losses have historically been within our expectations, we cannot guarantee that our credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.

    IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then an impairment exists. Our estimates of future cash flows are based on experience and our internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.

    GOODWILL. We evaluate the carrying value of our goodwill in the fourth quarter each year and whenever events or circumstances make it more likely than not that an impairment may have occurred. Determining whether an impairment has occurred requires the valuation of each of our reporting units, which we estimate using a discounted cash flow methodology. In addition, we use comparative market multiples to corroborate the discounted cash flow results. In preparing projected future cash flows, we use our judgment in projecting the profitability of our reporting units, their growth in future years, investment and working capital requirements and the selection of an appropriate discount rate. In our comparisons to market multiples of other similar companies, we use judgment in the selection of the companies included in the analysis. While we believe there is no further impairment of our goodwill, if our estimates of future discounted cash flows prove to be inaccurate, an impairment charge could be necessary in future years.

    SELF-INSURANCE. We are self-insured for the majority of our workers' compensation costs and group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance workers' compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is increased to reflect the estimated future development of the claims. Our liability for workers' compensation claims is the estimated total cost of the claims on a fully-developed basis discounted based on anticipated payment patterns. The undiscounted liability at December 31, 2004 was $11.4 million. The discounted liability was $9.9 million determined using a 4% discount rate. Workers' compensation expense for claims incurred in 2004 was $4.8 million and was based on an actuarial estimate. In 2004, we recorded $2.4 million of additional expense due to the negative development of claims incurred prior to 2004. In 2003, we recorded additional expense of $1.8 million due to the negative development of claims incurred prior to 2003.

    Our self-insurance healthcare liability represents our estimate of claims that have been incurred but not reported as of December 31, 2004. This liability, which totaled $7.4 million at December 31, 2004, was estimated based on our claims experience. We determine the actual average daily claims cost and the number of days between the incurrence of a claim and the date it is paid. The estimate of our liability for employee healthcare represents 72 days of unreported claims.

    While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers' compensation and healthcare expenses we have recorded.

    ACCOUNTING FOR INCOME TAXES. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as expenses in our financial statements.

    At December 31, 2004, our net deferred tax asset, the future tax benefit arising from net deductible differences and tax carryforwards from U.S. operations, was $35.6 million. Our net deferred tax liability of $11.0 million reflects our deferred foreign tax liabilities. We are required by generally accepted accounting principles to assess the likelihood that the future tax benefit represented by our net deferred tax asset will be realized. To the extent we believe that the use of the future tax asset in any jurisdiction is not likely, we must establish a valuation allowance. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including estimates of taxable income in each jurisdiction in which we operate, tax planning strategies and the period over which our deferred tax assets will be recoverable. In circumstances where there is sufficient negative evidence with respect to the realizability of deferred tax assets, establishment of a valuation allowance must be considered. Under provisions of SFAS No. 109, Accounting for Income Taxes, the substantial losses we have incurred in our U.S. operations over the most recent three-year period represent sufficient negative evidence with respect to the realizability of the U.S. deferred tax asset recorded as a result of our operating losses. Accordingly, a portion of the U.S. deferred tax asset arising from these operating losses is potentially impaired. In addition, we believe that it is not likely that we will be able to use all of our U.S. capital loss carryforwards. To provide for these impairments, we have recorded a valuation allowance of $26.8 million against the U.S. net deferred tax asset. This valuation allowance was increased $20.3 million in 2004 primarily due to the generation of additional U.S. net operating losses and foreign tax credits.

    We believe our remaining deferred tax assets will be realized through the reversal of our existing temporary differences and the execution of available tax planning strategies. Additional valuation allowances may be required if we are unable to execute our tax planning strategies or generate future taxable income. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our valuation allowance. The increase or reversal of all or a portion of our tax valuation allowance could have a significant negative or positive impact on future earnings.

NEW ACCOUNTING STANDARDS

    In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43 Chapter
4. This statement requires abnormal production costs such as idle facility expense, excessive spoilage, rehandling costs and abnormal freight to be excluded from inventory costing and treated as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facility. We do not expect the adoption of this standard in 2005 to have a significant effect on our results.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. We expect to implement SFAS 123R in the third quarter of 2005 and use the modified-prospective transition method of implementation. Under the modified-prospective transition method, we will recognize compensation expense in the financial statements issued subsequent to the date of adoption, which will be July 1, 2005, for all share-based payments granted, modified or settled after July 1, 2005 as well as for any awards that were granted prior to July 1, 2005 for which the requisite service has not been provided as of July 1, 2005. We will recognize compensation expense on awards granted subsequent to July 1, 2005 using the fair values determined by a valuation model prescribed by SFAS 123R. The compensation expense on awards granted prior to July 1, 2005 will be recognized using the fair values determined for use in our pro forma disclosures on stock-based compensation. The amount of compensation expense that will be recognized on awards granted prior to July 1, 2005 that have not fully vested will exclude the compensation expense cumulatively recognized in our pro forma disclosures on stock-based compensation. Our preliminary estimate of the compensation expense that will be recorded in 2005 on unvested awards at July 1, 2005 will be approximately $2.0 million.

CAUTIONARY STATEMENTS

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Cenveo. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value-added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for envelopes and printed material; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

    In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest rate fluctuations and changes in foreign currency exchange rates are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor do we hedge interest rate exposure through the use of swaps and options or foreign exchange exposure through the use of forward contracts.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At December 31, 2004, we had variable rate debt outstanding of $93.4 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which was $314.9 million, would increase our interest expense and reduce our net income by approximately $3.1 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In 2004, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and net income of approximately $21.0 million and $2.8 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Cenveo, Inc.

    We have audited the accompanying consolidated balance sheets of Cenveo, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules for each of the three years in the period ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cenveo, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cenveo, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                 /s/  ERNST & YOUNG LLP

Denver, Colorado
February 28, 2005

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Cenveo, Inc.

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Cenveo, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cenveo, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that Cenveo, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cenveo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Cenveo, Inc. and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                 /s/  ERNST & YOUNG LLP

Denver, Colorado
February 28, 2005

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

    Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

    Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

    Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 24.

                                CENVEO, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (dollars in thousands)

                                                                          DECEMBER 31
                                                                  ---------------------------
                                                                     2004             2003
                                                                  ----------       ----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................      $      796       $      307
    Accounts receivable, net................................         252,711          223,541
    Inventories, net........................................         112,219           91,402
    Deferred income taxes...................................          15,911           18,652
    Prepaids and other current assets.......................          30,108           29,483
                                                                  ----------       ----------
        TOTAL CURRENT ASSETS................................         411,745          363,385

Property, plant and equipment, net..........................         367,260          388,240
Goodwill....................................................         308,938          299,392
Other intangible assets, net................................          28,788           19,687
Deferred income taxes.......................................          19,730            4,053
Other assets, net...........................................          38,286           36,689
                                                                  ----------       ----------
    TOTAL ASSETS............................................      $1,174,747       $1,111,446
                                                                  ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................      $  172,731       $  140,468
    Accrued compensation and related liabilities............          58,639           53,209
    Other current liabilities...............................          64,714           64,360
    Current maturities of long-term debt....................           2,270            2,575
                                                                  ----------       ----------
        TOTAL CURRENT LIABILITIES...........................         298,354          260,612

Long-term debt..............................................         767,499          746,386
Deferred income taxes.......................................          10,971           10,770
Other liabilities...........................................          40,569           25,659
                                                                  ----------       ----------
    TOTAL LIABILITIES.......................................       1,117,393        1,043,427
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...............................              --               --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,702,832 and 48,380,457 shares issued
      and outstanding as of December 31, 2004 and 2003,
      respectively..........................................             487              484
    Paid-in capital.........................................         214,902          213,850
    Retained deficit........................................        (170,039)        (150,331)
    Deferred compensation...................................          (2,003)          (1,714)
    Accumulated other comprehensive income..................          14,007            5,730
                                                                  ----------       ----------
        TOTAL SHAREHOLDERS' EQUITY..........................          57,354           68,019
                                                                  ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $1,174,747       $1,111,446
                                                                  ==========       ==========

                       See notes to consolidated financial statements.

                                    CENVEO, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share amounts)

                                                                    YEAR ENDED DECEMBER 31
                                                         --------------------------------------------
                                                            2004             2003             2002
                                                         ----------       ----------       ----------
Net sales..........................................      $1,742,914       $1,671,664       $1,728,705
Cost of sales......................................       1,393,521        1,337,118        1,385,361
                                                         ----------       ----------       ----------
Gross profit.......................................         349,393          334,546          343,344
Operating expenses:
    Selling, general and administrative............         265,870          245,689          263,734
    Amortization of intangibles....................           5,381            1,899            2,237
    Loss (gain) on assets held for sale............              --             (117)           6,436
    Impairment on operations formerly held for
      sale.........................................              --               --           12,842
    Restructuring, impairment and other charges....           5,407            6,860           74,551
                                                         ----------       ----------       ----------
Operating income (loss)............................          72,735           80,215          (16,456)
Other expenses:
    Interest expense...............................          73,125           71,891           70,461
    Loss from the early extinguishment of debt.....          17,748               --           16,463
    Other..........................................           2,459            1,819            1,754
                                                         ----------       ----------       ----------
Income (loss) from continuing operations before
  income taxes and cumulative effect of change in
  accounting principle.............................         (20,597)           6,505         (105,134)
Income tax expense (benefit).......................             341            2,581          (31,646)
                                                         ----------       ----------       ----------
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle........................................         (20,938)           3,924          (73,488)
Gain (loss) on disposal of discontinued
  operations.......................................           1,230            1,548          (16,868)
Cumulative effect of change in accounting
  principle........................................              --             (322)        (111,748)
                                                         ----------       ----------       ----------
Net income (loss)..................................      $  (19,708)      $    5,150       $ (202,104)
                                                         ==========       ==========       ==========
Earnings (loss) per share--basic and diluted:
    Continuing operations..........................      $    (0.44)      $     0.08       $    (1.54)
    Discontinued operations........................            0.03             0.04            (0.35)
    Cumulative effect of change in accounting
      principle....................................              --            (0.01)           (2.35)
                                                         ----------       ----------       ----------
    Earnings (loss) per share--basic and diluted...      $    (0.41)      $     0.11       $    (4.24)
                                                         ==========       ==========       ==========
    Weighted average shares--basic.................          47,750           47,687           47,665
    Weighted average shares--diluted...............          47,750           48,315           47,665

                           See notes to consolidated financial statements.

                                          CENVEO, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                 -----------------------------------------------
                                                                    2004              2003              2002
                                                                 -----------       -----------       -----------
Cash flows from operating activities:
  Income (loss) from continuing operations.................      $   (20,938)      $     3,924       $   (73,488)
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating
     activities:
       Depreciation........................................           47,602            46,069            47,818
       Amortization (including amortization of deferred
          financing fees included in interest).............            9,959             5,883             7,635
       Debt refinancing costs..............................           17,748                --            16,463
       Non-cash portion of restructuring, impairment and
          other charges....................................            3,228                --            42,282
       Loss on assets held for sale........................               --                --             6,436
       Deferred income tax benefit.........................          (12,536)          (10,854)          (27,726)
       Loss on disposal of assets..........................              686             1,221               346
       Other non-cash expenses, net........................              198               435                91
  Changes in operating assets and liabilities, excluding
     the effects of acquired businesses:
       Accounts receivable.................................          (23,283)            3,414            12,756
       Inventories.........................................          (18,122)           14,647             8,906
       Accounts payable and accrued compensation...........           32,784           (15,417)          (11,036)
       Income taxes payable................................           (1,663)           12,212             4,193
       Other working capital changes.......................             (711)           (1,952)           (7,130)
       Other, net..........................................            3,039              (123)           (4,575)
                                                                 -----------       -----------       -----------
        Net cash provided by operating activities..........           37,991            59,459            22,971
Cash flows from investing activities:
       Acquisitions, net of cash acquired..................          (13,174)           (2,800)           (2,610)
       Capital expenditures................................          (27,435)          (31,602)          (30,896)
       Proceeds from divestitures, net.....................            2,000             3,864           122,330
       Proceeds from sales of property, plant and
        equipment..........................................            3,012               682            11,995
                                                                 -----------       -----------       -----------
        Net cash provided by (used in) investing
          activities.......................................          (35,597)          (29,856)          100,819
Cash flows from financing activities:
       Proceeds from exercise of stock options.............               48                75                18
       Proceeds from issuance of long-term debt............        2,724,655         1,915,452         1,635,102
       Repayments of long-term debt........................       (2,703,847)       (1,948,299)       (1,726,718)
       Payment of redemption premiums......................          (13,528)               --                --
       Debt issuance costs.................................           (9,077)             (484)          (18,624)
                                                                 -----------       -----------       -----------
        Net cash used in financing activities..............           (1,749)          (33,256)         (110,222)
Effect of exchange rate changes on cash and cash
 equivalents...............................................             (156)            1,310              (985)
Cash flows used in discontinued operations.................               --                --           (10,827)
                                                                 -----------       -----------       -----------
        Net increase (decrease) in cash and cash
          equivalents......................................              489            (2,343)            1,756
Cash and cash equivalents at beginning of year.............              307             2,650               894
                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of year...................      $       796       $       307       $     2,650
                                                                 ===========       ===========       ===========

                                 See notes to consolidated financial statements.

                                                CENVEO, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (in thousands)


                                                                                                ACCUMULATED
                                                                    RETAINED                       OTHER           TOTAL
                                                COMMON   PAID-IN    EARNINGS      DEFERRED     COMPREHENSIVE   SHAREHOLDERS'
                                                STOCK    CAPITAL    (DEFICIT)   COMPENSATION   INCOME (LOSS)      EQUITY
                                                ------   --------   ---------   ------------   -------------   -------------
BALANCE AT DECEMBER 31, 2001..................   $483    $214,138   $  46,623     $(3,359)       $(16,008)       $ 241,877
Comprehensive income (loss):
Net loss......................................                       (202,104)                                    (202,104)
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $744............................                                                     (1,190)          (1,190)
  Currency translation adjustment.............                                                      3,609            3,609
                                                                                                                 ---------
    Other comprehensive income................                                                                       2,419
                                                                                                                 ---------
      Total comprehensive loss................                                                                    (199,685)
Cancellation of restricted shares.............     (1)       (451)                    452                               --
Issuance of restricted shares.................      1         121                    (122)                              --
Exercise of stock options.....................                 18                                                       18
Amortization of unearned compensation.........                                        558                              558
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2002..................    483     213,826    (155,481)     (2,471)        (13,589)          42,768
Comprehensive income (loss):
Net income....................................                          5,150                                        5,150
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $1,996..........................                                                     (3,188)          (3,188)
  Currency translation adjustment.............                                                     22,507           22,507
                                                                                                                 ---------
    Other comprehensive income................                                                                      19,319
                                                                                                                 ---------
      Total comprehensive income..............                                                                      24,469
Cancellation of restricted shares.............     (1)       (199)                    102                              (98)
Issuance of restricted shares.................      1         149                    (150)                              --
Exercise of stock options.....................      1          74                                                       75
Amortization of unearned compensation.........                                        805                              805
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2003..................    484     213,850    (150,331)     (1,714)          5,730           68,019
Comprehensive income (loss):
Net loss......................................                        (19,708)                                     (19,708)
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $1,186..........................                                                     (1,892)          (1,892)
  Currency translation adjustment.............                                                     10,169           10,169
                                                                                                                 ---------
    Other comprehensive income................                                                                       8,277
                                                                                                                 ---------
      Total comprehensive loss................                                                                     (11,431)
Issuance of restricted shares.................      3       1,004                  (1,007)                              --
Exercise of stock options.....................                 48                                                       48
Amortization of unearned compensation.........                                        718                              718
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2004..................   $487    $214,902   $(170,039)    $(2,003)       $ 14,007        $  57,354
                                                 ====    ========   =========     =======        ========        =========

                                      See notes to consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. Cenveo, Inc. and subsidiaries (collectively, the "Company") are engaged in commercial printing, the printing and manufacturing of envelopes and the printing and manufacturing of business forms and labels. On April 29, 2004, the shareholders of the Company approved the change of the Company's name from Mail-Well, Inc. to Cenveo, Inc. The Company, headquartered in Englewood, Colorado, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol "CVO".

    The consolidated financial statements include the accounts of Cenveo, Inc. and its wholly-owned subsidiaries. The Company has also consolidated a variable interest entity pursuant to Financial Accounts Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). All significant intercompany accounts and transactions have been eliminated and all amounts and disclosures reflect the Company's continuing operations.

    The Company's reporting periods for 2004, 2003 and 2002 in this report consist of 53-, 52- and 52-week periods, respectively, ending on the Saturday closest to the last day of the calendar month. The reporting periods for 2004, 2003 and 2002 ended January 1, 2005, December 28, 2003 and December
27, 2002, respectively. For convenience, the accompanying financial statements have been shown as ending on December 31.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization, asset impairment evaluations, tax assets and liabilities, self-insurance accruals and other contingencies. Actual results could differ from the estimates made by management.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on deposit and investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

    ACCOUNTS RECEIVABLE. Trade accounts receivable are recorded at the invoiced amount. The Company maintains a valuation allowance based upon the expected collectibility of accounts receivable. Uncollected account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is remote. Allowances for losses on accounts receivable of $4.7 million and $4.0 million have been applied as reductions of accounts receivable at December 31, 2004 and 2003, respectively.

    INVENTORIES. Inventories are carried at the lower of cost or market, with cost determined on a first-in, first-out basis. Cost includes materials, labor and overhead. The estimates of reserves for unsaleable inventory are based on management's judgment of future realization.

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

    Depreciation is calculated using the straight-line method based on the estimated useful lives of 15 to 45 years for buildings and building improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures.

                       CENVEO, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    COMPUTER SOFTWARE. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and seven years. Net computer software costs included in property, plant and equipment were $11.6 million and $8.7 million at December 31, 2004 and 2003, respectively.

    DEBT ISSUANCE COSTS. Direct expenses such as legal, accounting and underwriting fees incurred to issue debt, are included in other assets in the consolidated balance sheets. The debt issuance costs were $16.3 million and $15.6 million at December 31, 2004 and 2003, respectively, net of accumulated amortization, and are amortized over the term of the related debt as interest expense. Interest expense includes $4.4 million, $4.0 million and $5.4 million of debt issuance costs amortized in 2004, 2003 and 2002, respectively.

    GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is reviewed annually to determine if there is an impairment, or more frequently, if an indication of possible impairment exists. The Company performs its annual impairment assessments in the fourth quarter of the year. The transitional impairment recognized in 2002 upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets was $111.7 million. No additional impairment charges were recorded in 2004 or 2003.

    Other intangible assets primarily arise from the purchase price allocations of businesses acquired and are based on independent appraisals or internal estimates. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized but are evaluated for impairment similarly to goodwill.

    LONG-LIVED ASSETS. Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value. The estimated useful lives of all long-lived assets are periodically reviewed and revised if necessary.

    SELF-INSURANCE. The Company is self-insured for the majority of its workers' compensation costs and group health insurance costs, subject to specific retention levels. The Company records its liability for workers' compensation claims on a fully-developed basis. The Company's liability for health insurance claims includes an estimate for claims incurred but not reported.

    REVENUE RECOGNITION. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. The Company records revenue to a lesser extent on a bill and hold basis when requested by the customer. Revenue is recognized on bill and hold transactions when the customer is invoiced for goods that have been produced, packaged and made ready for shipment. These goods are segregated from inventory which is available for sale, the risk of ownership of the goods is assumed by the customer, and the terms and collection experience on the related billings are consistent with all other sales.

                       CENVEO, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Since a significant portion of the Company's products are customer specific, it is common for customers to inspect the quality of the product at the Company's facility prior to its shipment. Products shipped are not subject to contractual right of return provisions.

    The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement.

    FREIGHT COSTS. The costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales. Freight costs that are included in the price of the product are included in net sales.

    ADVERTISING COSTS. All advertising costs are expensed as incurred. Advertising costs were $5.5 million, $5.7 million and $6.0 million in 2004, 2003 and 2002, respectively.

    FOREIGN CURRENCY TRANSLATION. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at year-end exchange rates. The effects of translation are included as a component of other comprehensive income. Income and expense items are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in income.

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

    If the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                                 2004          2003          2002
                                                               --------       ------       ---------
    Net income (loss), as reported.........................    $(19,708)      $5,150       $(202,104)
          Add: stock-based compensation expense included in
            reported net income, net of related tax
            benefits in 2003 and 2002......................         718          420             410
          Less: stock-based compensation expense determined
            under fair value method for all awards, net of
            related tax benefit in 2003 and 2002...........       4,952        3,620           4,053
                                                               --------       ------       ---------
    Pro forma net income (loss)............................    $(23,942)      $1,950       $(205,747)
                                                               ========       ======       =========
    Earnings (loss) per share--basic and diluted:
          As reported......................................    $  (0.41)      $ 0.11       $   (4.24)
          Pro forma........................................    $  (0.50)      $ 0.04       $   (4.32)

                       CENVEO, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The following table presents the fair value per share information, including related assumptions, used to determine stock-based compensation expense consistent with the requirements of SFAS No. 123. The estimated fair value per share was determined on the date of grant using the Black-Scholes option-pricing model.

                                                                2004        2003        2002
                                                                -----       -----       -----
    Weighted average fair value per share of options
      granted during the year...............................    $2.22       $1.39       $1.16
    Assumptions:
          Dividend yield....................................      0.0%        0.0%        0.0%
          Volatility........................................     69.6%       73.0%       71.0%
          Risk-free rate of return..........................      3.1%        2.6%        3.0%
          Expected life (years).............................      5           5           5

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

    NEW ACCOUNTING PRONOUNCEMENTS. In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs--an amendment of ARB No. 43 Chapter 4. This statement requires abnormal production costs such as idle facility expense, excessive spoilage, rehandling costs and abnormal freight to be excluded from inventory costing and treated as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facility. The Company does not expect the adoption of this standard in 2005 to have a significant effect on its results.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The Company expects to implement SFAS 123R in the third quarter of 2005 and use the modified-prospective transition method of implementation. Under the modified-prospective transition method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption, which will be July 1, 2005, for all share-based payments granted, modified or settled after July 1, 2005 as well as for any awards that were granted prior to July 1, 2005 for which the requisite service has not been provided as of July 1, 2005. The Company will recognize compensation expense on awards granted subsequent to July 1, 2005 using the fair values determined by a valuation model prescribed by SFAS 123R. The compensation expense on awards granted prior to July 1, 2005 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. The Company's preliminary estimate of the compensation expense that will be recorded in 2005 on unvested awards at July 1, 2005 will be approximately $2.0 million.

                       CENVEO, INC. AND SUBSIDIARIES

2. CHANGES IN ACCOUNTING PRINCIPLES

    The Company adopted FIN 46 on January 1, 2003. FIN 46 required the consolidation of a trust that was leasing equipment to the Company. The Company is the primary beneficiary of this trust since it is subject to the majority of the risk of loss from the activities of the trust. The Company consolidated equipment valued at $18.1 million, net of accumulated depreciation, and debt of $18.5 million and recorded a non-cash after-tax charge of $0.3 million as a cumulative effect of a change in accounting principle in the consolidated statement of operations for 2003. The consolidation of the debt and equipment of the trust did not impact the cash flows of the Company.

    The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer required to be amortized. Goodwill and intangible assets that have indefinite useful lives, however, must be tested annually for impairment.

    In the year of its adoption, SFAS No. 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS No. 142 required a separate impairment evaluation of each of the Company's reporting units, which the Company determined to be the same as its operating segments. To perform the first step, the fair value of each reporting unit was estimated by discounting the expected future cash flows and using market multiples of comparable companies. The fair value of each reporting unit was compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by the Company's commercial printing operations (formerly the commercial printing segment).

    Since the first step indicated an impairment of the goodwill of the commercial printing operations, SFAS No. 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of this goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the fair value of the combined assets and liabilities of the commercial printing operations as if these operations had been acquired and the fair value was the purchase price. The excess "purchase price" over the amounts assigned to the assets and liabilities was the implied value of goodwill. The carrying amount of the goodwill exceeded the implied value by $111.7 million, which was recorded as a cumulative effect of a change in accounting principle in the consolidated statement of operations for 2002. The impairment loss on the goodwill recorded by the commercial printing operations was due to the significant decline in the performance of these operations in 2001 and the impact of that decline on expected future cash flows.

3. ACQUISITIONS

    Acquisitions are accounted for under the purchase method of accounting; accordingly, the assets and liabilities of the acquired businesses have been recorded at estimated fair value at the date acquired with the excess of the purchase price over the estimated fair value recorded as goodwill.

    In July 2004, the Company purchased the stock of Valco Graphics Inc., a commercial printing company in Seattle, Washington with annual sales of approximately $18.0 million. The purchase price was $9.6 million with $5.1 million allocated to tangible net assets and $4.5 million allocated to goodwill. The Company is consolidating Valco Graphics Inc. with its existing commercial printing operation in Seattle and will operate the combined entity as Cenveo, Seattle.

    In August 2004, the Company purchased the assets of WWP Property Management, Inc., a commercial printing company in San Francisco, California with annual sales of approximately $14.0 million. The purchase price was $2.8 million with $2.7 million allocated to tangible net assets and $0.1 million allocated to goodwill. The Company has consolidated this operation with its existing commercial printing operation in San Francisco and is operating the combined entity as Cenveo, San Francisco.

                       CENVEO, INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)

    In August 2002, the Company acquired the in-house printing and fulfillment operations of American Express Company. The purchase price was $19.1 million of which $1.3 million was paid in 2002, $2.8 million in 2003 and $3.2 million in 2004. The remaining purchase price, which was accrued in 2004, will be paid in annual amounts through 2007 and reflected in the statements of cash flows when paid. The purchase price was allocated as follows: $1.3 million to tangible net assets, $0.8 million to goodwill and $17.0 million to a customer-related intangible asset that is being amortized over the term of a service agreement that expires at the end of 2007.

    The results of these acquired businesses have been included in the consolidated results of the Company from their respective acquisition dates. Pro forma results for 2004 and 2002, assuming these acquisitions had been made at the beginning of the applicable year, would not be materially different from results reported.

4. DISCONTINUED OPERATIONS

    In September 2000, the Company sold the extrusion coating and laminating business segment of American Business Products, Inc., a company acquired in February 2000. The consideration received for this business included an unsecured note which was fully reserved at the time of the sale. This note was redeemed by the issuer in June 2004 for $2.0 million. The proceeds, net of tax, have been recorded as a gain on disposal of discontinued operations in 2004.

    The gain on disposal of discontinued operations recorded for 2003 reflects a change in the tax impact of the disposition of the Company's prime label business, which was sold in May 2002. This gain was partially offset by the accrual of additional expenses related to the sale.

    In 2002, the Company sold Curtis 1000 for $40.0 million, including the assumption of debt, and the prime label operating segment for $75.0 million. Curtis 1000 and the prime label business were segregated from continuing operations and reported as discontinued operations in 2001. The loss of $16.9 million on disposal of discontinued operations recorded in 2002 was based on actual proceeds which were less than expected, actual expenses which were greater than originally estimated and the tax benefit of the losses which was less than originally estimated.

    Interest expense was allocated to the operating results and included in the calculation of the loss on disposal of discontinued operations based upon the relative net assets of the prime label business and Curtis 1000. This allocation of interest expense totaled $5.6 million in 2002. Tax benefits allocated to discontinued operations based on the losses of these operations was $1.6 million in 2002.

    Operating results of the discontinued operations are summarized as follows (in thousands):

                                                               2004           2003           2002
                                                             --------       --------       ---------
Net sales:
    Prime label........................................      $     --       $     --       $  84,758
    Curtis 1000........................................            --             --          22,788
                                                             --------       --------       ---------
                                                             $     --       $     --       $ 107,546
                                                             ========       ========       =========
Gain (loss) on disposal of discontinued operations:
    Prime label........................................      $     --       $   (830)      $ (16,299)
    Curtis 1000........................................            --            139          (1,028)
    Jen Coat...........................................         2,000             --              --
                                                             --------       --------       ---------
                                                                2,000           (691)        (17,327)
    Income tax benefit (expense).......................          (770)         2,239             459
                                                             --------       --------       ---------
                                                             $  1,230       $  1,548       $ (16,868)
                                                             ========       ========       =========

                       CENVEO, INC. AND SUBSIDIARIES

5. OTHER DIVESTITURES

    The Company sold the filing products division of the resale segment in August 2002 and certain digital graphics operations of the commercial segment in March 2003. The following table presents the sales and operating income of these operations (in thousands):

                                                                    2003          2002
                                                                   -------       -------
    Net sales...............................................       $ 2,872       $56,445
    Operating income........................................       $   167       $ 3,301

    The Company recorded a loss of $6.1 million in 2002 as a result of the sale of the filing products division and an impairment charge of $0.3 million on the digital graphics operations that were held for sale at December 31, 2002.

6. IMPAIRMENT ON OPERATIONS FORMERLY HELD FOR SALE

    In 2001, a business that is now part of the resale segment, was held for sale and reported as a discontinued operation. In 2002, the Company discontinued its efforts to sell this business. Accordingly, the tax benefit of $11.5 million expected to be realized upon the sale that had been recorded in 2001 was written off and expenses of $1.1 million that had been accrued but not incurred were reversed. In 2002, the Company also discontinued its efforts to sell a digital graphics operation that was held for sale at the end of 2001 and recorded an impairment charge of $2.4 million.

7. INVENTORIES

    The Company's inventories by major category were as follows (in thousands):

                                                                        DECEMBER 31
                                                                   ----------------------
                                                                     2004          2003
                                                                   --------       -------
    Raw materials...........................................       $ 36,440       $28,344
    Work in process.........................................         30,357        21,483
    Finished goods..........................................         50,122        46,570
                                                                   --------       -------
                                                                    116,919        96,397
    Reserves................................................         (4,700)       (4,995)
                                                                   --------       -------
    Inventories, net........................................       $112,219       $91,402
                                                                   ========       =======

                       CENVEO, INC. AND SUBSIDIARIES

8. PROPERTY, PLANT AND EQUIPMENT

    The Company's investment in property, plant and equipment consisted of the following (in thousands):

                                                                            DECEMBER 31
                                                                     -------------------------
                                                                       2004            2003
                                                                     ---------       ---------
    Land and land improvements..............................         $  19,457       $  20,043
    Buildings and improvements..............................           109,889         109,563
    Machinery and equipment.................................           532,470         511,820
    Furniture and fixtures..................................            13,997          15,986
    Construction in progress................................             9,806           9,696
                                                                     ---------       ---------
                                                                       685,619         667,108
    Accumulated depreciation................................          (318,359)       (278,868)
                                                                     ---------       ---------
    Property, plant and equipment, net......................         $ 367,260       $ 388,240
                                                                     =========       =========

9. GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill for 2004 and 2003 by reportable segment were as follows (in thousands):

                                                            COMMERCIAL       RESALE           TOTAL
                                                            ----------      ---------       ---------
Balance as of January 1, 2003.........................      $ 189,889       $ 100,472       $ 290,361
  Purchase price adjustments..........................             --            (302)           (302)
  Foreign currency translation........................          9,333              --           9,333
                                                            ---------       ---------       ---------
Balance as of December 31, 2003.......................        199,222         100,170         299,392
  Acquisitions........................................          4,583              --           4,583
  Foreign currency translation........................          4,963              --           4,963
                                                            ---------       ---------       ---------
Balance as of December 31, 2004.......................      $ 208,768       $ 100,170       $ 308,938
                                                            =========       =========       =========

                       CENVEO, INC. AND SUBSIDIARIES

9. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

    Other intangible assets consisted of the following (in thousands):

                                                         DECEMBER 31,
                         ----------------------------------------------------------------------------
                                         2004                                    2003
                         ------------------------------------    ------------------------------------
                          GROSS                        NET        GROSS                        NET         WEIGHTED
                         CARRYING    ACCUMULATED     CARRYING    CARRYING    ACCUMULATED     CARRYING      AVERAGE
                          AMOUNT     AMORTIZATION     AMOUNT      AMOUNT     AMORTIZATION     AMOUNT     LIFE (YEARS)
                         --------    ------------    --------    --------    ------------    --------    ------------
INTANGIBLE ASSETS
 WITH DETERMINABLE
 LIVES:
  Trademarks and
    tradenames.......    $14,238       $ (1,736)     $12,502     $14,238       $ (1,377)     $12,861          40
  Non-compete
    agreements.......      4,366         (4,194)         172       7,562         (6,581)         981           8
  Customer
    relationship.....     17,006         (4,000)      13,006       2,800             --        2,800           4
  Patents............      2,428           (836)       1,592       2,438           (669)       1,769          12
  Other..............      1,049           (566)         483       1,250           (694)         556          26
                         -------       --------      -------     -------       --------      -------
                          39,087        (11,332)      27,755      28,288         (9,321)      18,967
INTANGIBLE ASSETS
 WITH INDEFINITE
 LIVES:
  Pollution
    Credits..........        720             --          720         720             --          720
  Trademark..........        313             --          313          --             --           --
                         -------       --------      -------     -------       --------      -------
                           1,033             --        1,033         720             --          720
                         -------       --------      -------     -------       --------      -------
Total................    $40,120       $(11,332)     $28,788     $29,008       $ (9,321)     $19,687
                         =======       ========      =======     =======       ========      =======

    The estimated amortization expense for each of the succeeding five years is as follows: $5.4 million, $5.4 million, $5.4 million, $1.0 million and $1.0 million.

10. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following (in thousands):

                                                                       DECEMBER 31
                                                                  ---------------------
                                                                   2004          2003
                                                                  -------       -------
    Accrued rebates.........................................      $19,914       $ 9,000
    Accrued interest........................................       15,350        14,461
    Accrued taxes...........................................        8,360         9,827
    Accrued legal settlement................................           --         5,330
    Customer deposits.......................................        3,540         3,550
    Other accrued liabilities...............................       17,550        22,192
                                                                  -------       -------
    Other current liabilities...............................      $64,714       $64,360
                                                                  =======       =======

                       CENVEO, INC. AND SUBSIDIARIES

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

    Accumulated other comprehensive income consisted of the following (in thousands):

                                                                       DECEMBER 31
                                                                  ---------------------
                                                                   2004          2003
                                                                  -------       -------
    Currency translation adjustments........................      $21,351       $11,182
    Pension liability adjustments, net of tax benefit.......       (7,344)       (5,452)
                                                                  -------       -------
    Accumulated other comprehensive income..................      $14,007       $ 5,730
                                                                  =======       =======

12. LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                                         DECEMBER 31
                                                                  -------------------------
                                                                    2004             2003
                                                                  --------         --------
    Senior Secured Credit Facility, due 2008................      $ 78,441         $ 73,310
    Senior 9 5/8% Notes, due 2012...........................       350,000          350,000
    Senior 7 7/8% Subordinated Notes, due 2013..............       320,000               --
    Senior 8 3/4% Subordinated Notes, due 2008..............            --          300,000
    Other...................................................        21,328           25,651
                                                                  --------         --------
                                                                   769,769          748,961
    Less current maturities.................................        (2,270)          (2,575)
                                                                  --------         --------
    Long-term debt..........................................      $767,499         $746,386
                                                                  ========         ========

    Current maturities consist of scheduled payments on other long-term debt.

    In 2002, the Company entered into a three-year $300.0 million Senior Secured Credit Facility with a group of banks ("Credit Facility"). Under the Credit Facility, loans may be made and letters of credit issued on a revolving basis in each case subject to availability and subject to a borrowing base. Loans made under the Credit Facility bear interest at a base rate or LIBOR, plus a margin. The interest rate at December 31, 2004 was 4.7%. The Credit Facility is secured by substantially all of the assets of the Company. In March 2004, the Company amended the Credit Facility to extend its term to June 2008. The cost incurred to amend the Credit Facility was $1.9 million. These debt issuance costs will be amortized over the extended term of the Credit Facility.

    In January 2004, the Company issued $320.0 million of 7 7/8% senior subordinated notes due 2013 ("Senior Subordinated Notes"). The interest on these notes is payable semi-annually. The Company may redeem these notes, in whole or in part, on or after December 1, 2008, at redemption prices from 103.9% to 100%, plus accrued and unpaid interest. The net proceeds from the sale of the Senior Subordinated Notes were used to fund the tender offer and redemption of the Company's 8 3/4% senior subordinated notes which were due to mature in 2008. The loss recorded on the early extinguishment of the 8 3/4% senior subordinated notes consisted of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million. The debt issuance costs for the Senior Subordinated Notes totaled $7.2 million which will be amortized over the term of the notes.

    The Company's $350.0 million 9 5/8% Senior Notes due 2012 ("Senior Notes") were issued in 2002 and pay interest semi-annually. The Company may redeem the Senior Notes, in whole or in part, on or after March 15, 2007, at redemption prices from 104.8% to 100%, plus accrued and unpaid interest.

                       CENVEO, INC. AND SUBSIDIARIES

12. LONG-TERM DEBT (CONTINUED)

    Other long-term debt includes debt of $14.0 million and $17.0 million at December 31, 2004 and 2003, respectively, of a variable interest entity that was consolidated on January 1, 2003 as a result of the adoption of FIN
46. The interest on this debt was 5.8% at December 31, 2004. The remaining balance in other long-term debt is primarily term debt with banks with interest rates, which range from 2.3% to 10.1%, and capital lease obligations.

    The aggregate annual maturities for long-term debt are as follows (in thousands):

        2005.................................      $  2,270
        2006.................................         2,325
        2007.................................        13,530
        2008.................................        79,402
        2009.................................         1,022
        Thereafter...........................       671,220
                                                   --------
                                                   $769,769
                                                   ========

    Cash interest payments on long-term debt were $67.4 million in 2004, $68.1 million in 2003 and $63.0 million in 2002.

    The estimated fair value of the Company's Credit Facility, Senior Notes, Senior Subordinated Notes and other long-term debt was $783.9 million and $784.5 million at December 31, 2004 and 2003, respectively.

    The Credit Facility, Senior Notes and Senior Subordinated Notes contain certain restrictions that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. The Company is only required to maintain certain levels of fixed charge coverage under the Credit Facility in the event that availability falls below a certain amount. As of December 31, 2004, the Company was in compliance with all debt agreements.

  GUARANTEES

    In conjunction with the sale of the prime label business in 2002, the Company continued to guarantee a lease obligation assumed by the buyer of this business. The guarantee requires the lessor to pursue collection and other remedies against the buyer before demanding payment from the Company. The remaining payments under the lease term, which expires April 2008, total approximately $5.5 million. If the Company were required to honor its obligation under the guarantee, any loss would be reduced by the amount generated from the liquidation of the equipment.

13. INCOME TAXES

    Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle was as follows (in thousands):

                                                                2004           2003           2002
                                                              --------       --------       ---------
    Domestic............................................      $(59,239)      $(29,532)      $(136,409)
    Foreign.............................................        38,642         36,037          31,275
                                                              --------       --------       ---------
                                                              $(20,597)      $  6,505       $(105,134)
                                                              ========       ========       =========

                       CENVEO, INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)

    Income tax expense (benefit) on income from continuing operations before taxes and cumulative effect of change in accounting principle consisted of the following (in thousands):

                                                                 2004           2003           2002
                                                               --------       --------       --------
    Current tax expense (benefit):
        Federal..........................................      $    (43)      $  1,482       $(12,747)
        Foreign..........................................        12,464         11,805         10,050
        State............................................           456            148         (1,273)
                                                               --------       --------       --------
                                                                 12,877         13,435         (3,970)
    Deferred expense (benefit):
        Federal..........................................       (11,141)        (9,564)       (26,168)
        Foreign..........................................           179           (334)           475
        State............................................        (1,574)          (956)        (1,983)
                                                               --------       --------       --------
                                                                (12,536)       (10,854)       (27,676)
                                                               --------       --------       --------
    Income tax expense (benefit).........................      $    341       $  2,581       $(31,646)
                                                               ========       ========       ========

    A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company's actual income tax expense is summarized below (in thousands):

                                                                  2004          2003           2002
                                                                --------       -------       --------
Expected tax expense (benefit) at federal statutory income
  tax rate................................................      $ (7,209)      $ 2,277       $(36,797)
State and local income tax expense (benefit)..............          (721)          293         (4,731)
Increase in valuation allowance...........................        20,275         2,625          1,123
Reduction in contingency reserves.........................        (6,369)           --             --
Utilization of foreign tax credits........................        (4,718)       (1,158)            --
Non-U.S. tax rate differences.............................        (2,959)         (678)        (2,055)
Non-deductible expenses...................................           970           843          1,197
Non-taxable investment benefit............................           313          (881)          (333)
Non-deductible goodwill impairment........................            --            --          9,262
Other.....................................................           759          (740)           688
                                                                --------       -------       --------
Income tax expense (benefit)..............................      $    341       $ 2,581       $(31,646)
                                                                ========       =======       ========

                       CENVEO, INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)

    Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded in expense to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

                                                                    2004            2003
                                                                  ---------       ---------
    Deferred tax assets:
        Net operating loss carryforwards....................      $  95,786       $  74,834
        Capital loss carryforwards..........................         20,950          23,180
        Compensation and benefit related accruals...........         19,867          21,394
        Foreign tax credit carryforwards....................         10,015           4,090
        Alternative minimum tax credit carryforwards........          5,015           4,650
        Accounts receivable.................................          1,421           1,416
        Restructuring accruals..............................            969             804
        Other...............................................          3,493           6,209
        Valuation allowance.................................        (26,775)         (6,500)
                                                                  ---------       ---------
    Total deferred tax assets...............................        130,741         130,077

    Deferred tax liabilities:
        Property, plant and equipment.......................        (83,542)        (90,744)
        Goodwill and other intangibles......................        (20,352)        (19,488)
        Inventory...........................................         (2,335)         (2,565)
        Other...............................................            158          (5,345)
                                                                  ---------       ---------
    Total deferred tax liabilities..........................       (106,071)       (118,142)
                                                                  ---------       ---------
    Net deferred tax asset..................................      $  24,670       $  11,935
                                                                  =========       =========

    The net deferred income tax asset includes the following components (in thousands):

                                                                    2004            2003
                                                                  ---------       ---------
    Current deferred tax asset..............................      $  15,911       $  18,652
    Non-current deferred tax asset..........................         19,730           4,053
    Non-current deferred tax liability......................        (10,971)        (10,770)
                                                                  ---------       ---------
        Total...............................................      $  24,670       $  11,935
                                                                  =========       =========

    During 2004, the Internal Revenue Service ("IRS") completed the examination of the tax years 1996 through 2002. The outcome of this tax audit resulted in the issuance of a "no change" letter by the IRS. As a result, the Company determined that tax contingency reserves totaling $6.4 million were no longer necessary and these reserves were reversed.

    The Company has federal and state net operating loss and capital loss carryforwards. The tax effect of these attributes is $116.7 million at December 31, 2004. The capital loss carryforwards are due

                       CENVEO, INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)

to expire in 2007 and the net operating loss carryforwards will expire in 2021 through 2024. The Company's valuation allowance increased $20.3 million in 2004, $2.6 million in 2003 and $1.1 million in 2002. The increase in 2004 was primarily due to the additional net operating losses incurred in the U.S. in 2004. Since the Company has had three consecutive years of U.S. net operating losses, the increase in the valuation allowance was provided to cover the impairment of the deferred tax asset the Company believes more likely than not will not be realized through the reversal of taxable temporary differences and the execution of available tax planning strategies.

    Net cash payments for income taxes were $14.7 million in 2004, $2.5 million in 2003 and $6.0 million in 2002.

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

  2004 ACTIVITY

    Restructuring and impairment charges recorded in 2004 totaled $5.4 million. The following table and discussion present the details of these charges (in thousands):

                                                              COMMERCIAL       CORPORATE        TOTAL
                                                              ----------       ---------       -------
Employee separation and related expenses................       $   708          $   --         $   708
Write-downs of equipment and leasehold improvements.....         3,706             295           4,001
Equipment moving expenses...............................           326              --             326
Building clean-up and other expenses....................           684              --             684
Lease termination expenses..............................           130             954           1,084
Net gain from the sale of building......................        (1,396)             --          (1,396)
                                                               -------          ------         -------
    Total restructuring, impairment and other
      charges...........................................       $ 4,158          $1,249         $ 5,407
                                                               =======          ======         =======

    COMMERCIAL. The commercial segment closed its envelope plant in Bensalem, Pennsylvania and moved much of its equipment into its printing operation in Philadelphia. The cost of this plant closure was $1.2 million, net of a $1.4 million gain on the sale of the plant building. The restructure charge included employee separation and related expenses for 63 employees of $0.7 million, costs of $0.2 million incurred to move equipment and an impairment charge of $1.0 million for equipment taken out of service.

    The cost incurred during 2004 to merge operations in Seattle and San Francisco into the newly acquired operations in those cities was $0.3 million. Asset impairment charges for equipment taken out of service totaled $0.8 million.

    The commercial segment will close a small printing operation in the first quarter of 2005 and consolidate its production into another facility. An impairment charge of $1.4 million on the equipment to be taken out of service and $0.1 million of lease termination fees were recorded in 2004.

    Other asset impairments recorded in 2004 totaled $0.4 million.

    CORPORATE. The Company negotiated the termination of a lease on a building in New York City that had been used by an operation that was closed in 2002. The cost to terminate the lease and write off the unamortized value of leasehold improvements was $1.2 million.

                       CENVEO, INC. AND SUBSIDIARIES

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

  2003 ACTIVITY

    Restructuring expenses and other charges were $6.9 million in 2003. The following table and discussion present the details of these charges (in thousands):

                                                     COMMERCIAL       RESALE       CORPORATE        TOTAL
                                                     ----------       ------       ---------       -------
Employee separation and related expenses.......        $  815         $ 660         $   --         $ 1,475
Equipment moving expenses......................         1,002            --             --           1,002
Other costs....................................            94           (10)            --              84
Reversal of unused accruals....................          (713)         (318)            --          (1,031)
                                                       ------         -----         ------         -------
    Total restructuring charges................         1,198           332             --           1,530
Other charges..................................            --            --          5,330           5,330
                                                       ------         -----         ------         -------
    Total restructuring and other charges......        $1,198         $ 332         $5,330         $ 6,860
                                                       ======         =====         ======         =======

    The Company incurred employee separation expenses of $1.5 million in connection with workforce reductions in both segments.

    COMMERCIAL. The commercial segment announced the closure of the web printing operation in Indianapolis, Indiana and the redeployment of its two web presses and related equipment to St. Louis, Missouri and Baltimore, Maryland in 2002. A substantial portion of the cost to dismantle, move and reinstall this equipment was incurred during 2003.

    The Company was able to sub-lease a facility which was idled as a result of the consolidation of its envelope plant in the Northeast sooner than estimated when the liability under the lease contract was established. Accordingly, $0.5 million of the reserve recorded for this lease was reversed. In addition, the remaining expenses that had been accrued to cover the cost of maintaining a building that was sold in 2003 were reversed.

    RESALE. In 2002, the resale segment closed its business forms plant in Clearwater, Florida and consolidated its production in its plants in Fairhope, Alabama and Marshall, Texas. The employee separation expenses and other costs incurred as a result of this consolidation were less than originally estimated.

    CORPORATE. In February 2004, a jury in Los Angeles County, California returned a verdict in favor of an ex-employee who had sued the Company alleging wrongful dismissal. In order to avoid the expense and risk of further litigation and appeals, the Company settled the dispute. The amount of the settlement and the costs of the litigation recorded in 2003 totaled $5.3 million.

                       CENVEO, INC. AND SUBSIDIARIES

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

  2002 ACTIVITY

    Restructuring, impairment and other charges recorded in 2002 were $74.6 million. The following table and discussion present the details of these charges (in thousands):

                                                    COMMERCIAL       RESALE       CORPORATE        TOTAL
                                                    ----------       ------       ---------       -------
Employee separation and related expenses......       $ 4,090         $1,404        $    --        $ 5,494
Employee training expenses....................         6,647            396             --          7,043
Project management expenses...................         8,101          1,145             --          9,246
Write-downs of property and equipment.........        12,178          1,650             --         13,828
Other costs...................................         7,685          1,883             --          9,568
Reversal of unused accrual....................          (500)            --             --           (500)
                                                     -------         ------        -------        -------
    Total restructuring charges...............        38,201          6,478             --         44,679
Other charges.................................         6,693            161         23,018         29,872
                                                     -------         ------        -------        -------
    Total restructuring, impairment and other
      charges.................................       $44,894         $6,639        $23,018        $74,551
                                                     =======         ======        =======        =======

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

    * Impairment charges of $8.9 million were recorded for property and equipment taken out of service or sold as a result of the plant consolidations, net of proceeds of $5.9 million received from the sales of those assets.

    * Other costs of $3.0 million include the expenses incurred to dismantle, move and reinstall equipment, and the costs incurred to restore buildings to the condition required by lease agreements or to maintain them while they were held for sale.

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

    A web press was moved from Portland, Oregon to the web printing plant in St. Louis and the consolidation of the web printing operation in Indianapolis with the web plants in St. Louis and

                       CENVEO, INC. AND SUBSIDIARIES

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

Baltimore was announced. Employee separation expenses of $0.3 million were recorded to cover the cost of 52 employees affected by these actions. Other restructuring expenses included impairment charges of $1.0 million on equipment taken out of service and $1.8 million to cover the expenses associated with terminating lease commitments and the costs incurred in 2002 to dismantle, move and reinstall equipment.

    Additionally, the commercial segment reduced the size of many of its operations during 2002. The costs associated with these actions included $2.8 million to cover the cost of the elimination of 331 jobs, impairment charges of $1.3 million for equipment taken out of service and $0.7 million for expenses associated with lease commitments and the cost incurred to dismantle, move and reinstall equipment.

    RESALE. During 2002, the resale segment closed its business forms plant in Clearwater, Florida and its plant in Denver, Colorado. The employee separation expenses covering 64 employees were $0.6 million. Impairment charges related to equipment taken out of service as a result of these closures totaled $0.6 million. Other expenses of $0.7 million primarily related to expenses incurred to maintain two buildings held for sale.

    The resale segment completed the closure of its envelope operations in Hattiesburg, Mississippi. The costs in 2002 were $2.4 million which were primarily impairment charges, consulting fees, the costs incurred to dismantle, move and reinstall equipment and expenses incurred to clean up the building.

    The resale segment also incurred $2.2 million in expenses to reduce the size of several of its other operations. Employee separation expenses covering 193 employees were $0.8 million, asset impairments were $0.5 million and training, project management and other costs were $0.9 million.

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

    * The Company used outside assistance to implement best practices and standardize costing and pricing systems. The cost of this assistance was $4.4 million.

    * Idle equipment in the commercial segment was written down $1.8 million to its net realizable value.

    * Severance payments unrelated to the restructure plans were $1.1 million.

    * The Company incurred consulting fees of $0.7 million related to tax matters that arose as a result of the divestitures.

                       CENVEO, INC. AND SUBSIDIARIES

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    A summary of the activity charged to the 2002 restructuring liability follows (in thousands):

                                                               COMMERCIAL       RESALE        TOTAL
                                                               ----------       ------       -------
Initial accrual............................................     $ 6,572         $1,019       $ 7,591
    Payments for severance.................................      (2,581)          (353)       (2,934)
    Payments for lease termination and property exit
      costs................................................          --             (3)           (3)
    Payments for other costs...............................          (1)           (10)          (11)
                                                                -------         ------       -------
Balance at December 31, 2002...............................       3,990            653         4,643
    Payments for severance.................................        (189)           (39)         (228)
    Payments for lease termination and property exit
      costs................................................      (2,230)           (47)       (2,277)
    Payments for other costs...............................        (238)          (220)         (458)
    Reversal of unused accrual.............................         (54)          (317)         (371)
                                                                -------         ------       -------
Balance at December 31, 2003...............................       1,279             30         1,309
    Payments for lease termination and property exit
      costs................................................        (406)           (16)         (422)
    Payments for other costs...............................        (220)            --          (220)
                                                                -------         ------       -------
Balance at December 31, 2004...............................     $   653         $   14       $   667
                                                                =======         ======       =======

    A summary of the activity charged to the 2001 restructuring liability follows (in thousands):

                                                                 COMMERCIAL       RESALE        TOTAL
                                                                 ----------       ------       -------
Balance at December 31, 2001...............................       $10,899          $ 70        $10,969
    Payments for severance.................................        (5,026)           --         (5,026)
    Payments for lease termination and property exit
      costs................................................        (2,406)          (70)        (2,476)
    Reversal of unused accrual.............................          (500)           --           (500)
                                                                  -------          ----        -------
Balance at December 31, 2002...............................         2,967            --          2,967
    Payments for severance.................................          (452)           --           (452)
    Payments for lease termination and property exit
      costs................................................        (1,167)           --         (1,167)
    Reversal of unused accrual.............................          (660)           --           (660)
                                                                  -------          ----        -------
Balance at December 31, 2003...............................           688            --            688
    Payments for lease termination and property exit
      costs................................................          (262)           --           (262)
                                                                  -------          ----        -------
Balance at December 31, 2004...............................       $   426          $           $   426
                                                                  =======          ====        =======

15. STOCK-BASED COMPENSATION

    The Company has a Long-Term Equity Incentive Plan ("Incentive Plan"). The Incentive Plan is administered by the Compensation and Human Resources Committee of the Board of Directors and allows the Company to grant stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, directors and employees. The Company has 3,042,315 shares available for issuance under the Incentive Plan.

    STOCK OPTIONS

    Stock options awarded under the Incentive Plan generally vest over five years and expire in five to 10 years from the date of grant. Options are granted at a price equal to the fair value of the Company's stock on the date of grant.

                       CENVEO, INC. AND SUBSIDIARIES

15. STOCK-BASED COMPENSATION (CONTINUED)

    The following table summarizes the activity of stock options for 2004, 2003 and 2002:

                                                 2004                         2003                         2002
                                        -----------------------      -----------------------      -----------------------
                                                       AVERAGE                      AVERAGE                      AVERAGE
                                                       EXERCISE                     EXERCISE                     EXERCISE
                                         OPTIONS        PRICE         OPTIONS        PRICE         OPTIONS        PRICE
                                        ---------      --------      ---------      --------      ---------      --------
Options outstanding at beginning
  of year........................       5,738,569       $6.16        5,442,002       $6.96        6,128,637       $7.08
Granted..........................       1,885,130       $3.72        1,021,044       $2.26          255,250       $4.63
Exercised........................         (19,331)      $2.62          (30,831)      $2.33          (11,230)      $1.63
Expired/cancelled................        (612,993)      $5.67         (693,646)      $7.59         (930,655)      $6.85
                                        ---------                    ---------                    ---------
Options outstanding at end of
  year...........................       6,991,375       $5.55        5,738,569       $6.16        5,442,002       $6.96
                                        =========                    =========                    =========
Options exercisable at end of
  year...........................       3,858,396       $6.67        3,629,843       $6.49        2,458,607       $8.01
                                        =========                    =========                    =========

    The following table summarizes information about stock options outstanding at December 31, 2004:

                                                          WEIGHTED         WEIGHTED                       WEIGHTED
                                                          AVERAGE          AVERAGE                        AVERAGE
                                        NUMBER         REMAINING LIFE      EXERCISE        NUMBER         EXERCISE
   RANGE OF EXERCISE PRICES           OUTSTANDING        (IN YEARS)         PRICE        EXERCISABLE       PRICE
-------------------------------       -----------      --------------      --------      -----------      --------
$  1.32-$2.19..................          679,282            3.0             $ 2.14          438,983        $ 2.13
$  2.19-$4.37..................        2,251,835            5.9             $ 3.70          330,075        $ 3.70
$  4.37-$6.56..................        2,600,600            1.8             $ 5.45        1,674,700        $ 5.44
$  6.56-$8.74..................          636,440            3.4             $ 7.71          592,020        $ 7.65
$  8.74-$10.93.................          235,000            4.1             $ 9.71          234,400        $ 9.72
$ 10.93-$13.11.................          406,800            3.5             $12.33          406,800        $12.33
$ 13.11-$15.30.................          163,418            3.1             $13.78          163,418        $13.78
$ 21.86........................           18,000            1.1             $21.86           18,000        $21.86
                                       ---------                                          ---------
$  1.32-$21.86.................        6,991,375            3.6             $ 5.55        3,858,396        $ 6.67
                                       =========                                          =========

    RESTRICTED STOCK

    Restricted stock has been granted to certain key executives under the Incentive Plan as a long-term incentive subject to continued employment. These shares carry voting rights; however, the shares may not be sold prior to vesting. Restricted stock granted in 2002 vests 50% after five years of service and 100% after six years and had a fair value of $1.48. In 2004, the Company granted 288,788 shares of restricted stock with a fair value of $3.28 to key executives. These shares vest at the end of five years.

    The Company has awarded restricted stock to the members of the Board of Directors. Restricted stock granted to the directors totaled 14,922 shares in 2004, 30,816 shares in 2003 and 9,582 in 2002. The fair value per share was $4.02 in 2004, $2.92 in 2003 and $6.26 in 2002. All awards to the directors were fully vested at December 31, 2004.

    Upon the issuance of restricted stock, the Company records unearned compensation as a charge to shareholders' equity for the fair value of the restricted stock on the date of grant. This unearned compensation is recognized as compensation expense ratably over the vesting period. The Company recorded compensation expense related to restricted stock in the amount of $0.7 million in 2004, $0.8 million in 2003 and $0.6 million in 2002.

                       CENVEO, INC. AND SUBSIDIARIES

15. STOCK-BASED COMPENSATION (CONTINUED)

    The following table summarizes the activity for restricted stock for 2002, 2003 and 2004:

                                               NUMBER OF SHARES
                                               ----------------
Outstanding at January 1, 2002..........           669,000
    Granted.............................            91,582
    Vested..............................            (9,582)
    Cancelled...........................           (82,000)
                                                   -------
Outstanding at December 31, 2002........           669,000
    Granted.............................            30,816
    Vested..............................           (30,816)
    Cancelled...........................           (25,000)
                                                   -------
Outstanding at December 31, 2003........           644,000
    Granted.............................           303,710
    Vested..............................           (14,922)
                                                   -------
Outstanding at December 31, 2004........           932,788
                                                   =======

16. RETIREMENT PLANS

    SAVINGS PLAN. The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. The Company matches a certain percentage of each employee's voluntary contribution. All contributions made by the Company are made in cash and allocated to the funds selected by the employee. Company contributions to the plan were approximately $6.0 million in 2004, $6.0 million in 2003 and $6.5 million in 2002. The plan held 4,594,544 shares of the Company's common stock at December 31, 2004.

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

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS. As a result of the acquisition of American Business Products ("ABP") in 2000, the Company assumed responsibility for the ABP supplemental executive retirement plans ("SERP") which provide benefits to certain former directors and executives of ABP. For accounting purposes, these plans are unfunded; however, ABP had purchased annuities, which are included in other assets in the consolidated balance sheets. These annuities cover a portion of the liability to the participants in these plans and the income from the annuities offsets a portion of the cost of the plans.

                       CENVEO, INC. AND SUBSIDIARIES

16. RETIREMENT PLANS (CONTINUED)

    The following table sets forth the financial status of the pension plans and the SERP and the amounts recognized in the Company's consolidated balance sheets at December 31, 2004 and 2003 (in thousands):

                                                             PENSION PLANS                  SERP
                                                         ---------------------      --------------------
                                                           2004         2003         2004         2003
                                                         --------      -------      -------      -------
Change in benefit obligation:
  Benefit obligation at beginning of year.........       $ 45,864      $34,810      $ 8,736      $ 9,051
  Service cost....................................          1,925        1,447           --           --
  Interest cost...................................          2,787        2,664          652          670
  Participant contributions.......................            495          461           --           --
  Actuarial loss..................................          3,677        3,997           --           --
  Foreign currency translation....................          3,093        5,057           --           --
  Benefits paid...................................         (2,677)      (2,572)        (978)        (985)
                                                         --------      -------      -------      -------
    Benefit obligation at end of year.............         55,164       45,864        8,410        8,736
                                                         --------      -------      -------      -------
Change in plan assets:
  Fair value of plan assets at beginning of year..       $ 37,677      $31,188      $    --      $    --
  Actual return on plan assets....................          3,555        3,455           --           --
  Participant contributions.......................            495          461           --           --
  Employer contributions..........................          2,841          595           --           --
  Foreign currency translation....................          3,211        4,859           --           --
  Benefits paid...................................         (2,677)      (2,881)          --           --
                                                         --------      -------      -------      -------
    Fair value of plan assets at end of year......         45,102       37,677           --           --
                                                         --------      -------      -------      -------
Funded status.....................................        (10,062)      (8,187)      (8,410)      (8,736)
Unrecognized actuarial loss.......................         21,450       18,540           --           --
Unrecognized prior service cost...................            510          239           --           --
Unrecognized transition asset.....................         (3,606)      (3,885)          --           --
                                                         --------      -------      -------      -------
Net amount recognized.............................       $  8,292      $ 6,707      $(8,410)     $(8,736)
                                                         ========      =======      =======      =======
Amounts recognized in the consolidated balance
 sheets:
    Prepaid benefit cost..........................       $  6,890      $ 5,100      $    --      $    --
    Accrued benefit liability.....................        (11,058)      (7,507)      (8,410)      (8,736)
    Intangible asset..............................            517          250           --           --
    Deferred tax asset............................          4,599        3,412           --           --
    Accumulated other comprehensive loss..........          7,344        5,452           --           --
                                                         --------      -------      -------      -------
Net amount recognized.............................       $  8,292      $ 6,707      $(8,410)     $(8,736)
                                                         ========      =======      =======      =======

    The components of the net periodic pension expense for the pension plans and the SERP were as follows (in thousands):

                                                                    2004         2003         2002
                                                                   -------      -------      -------
    Service cost............................................       $ 1,925      $ 1,447      $ 1,185
    Interest cost on projected benefit obligation...........         3,439        3,334        3,248
    Expected return on plan assets..........................        (3,447)      (3,622)      (3,148)
    Net amortization and deferral...........................          (434)        (482)        (399)
    Recognized actuarial loss...............................           826          295          179
                                                                   -------      -------      -------
    Net periodic pension expense............................       $ 2,309      $   972      $ 1,065
                                                                   =======      =======      =======

                       CENVEO, INC. AND SUBSIDIARIES

16. RETIREMENT PLANS (CONTINUED)

    The assumptions used in computing the net pension expense and the funded status were as follows:

                                                                   2004           2003        2002
                                                                 --------       --------      -----
    Weighted average discount rate........................        5.75%          6.00%        6.75%
    Expected long-term rate of return on assets...........        8.00%          8.00%        8.75%
    Rate of compensation increase.........................        3.5-4%         3.5-4%       3-4%

    The expected long-term rate of return on plan assets of 8.0% is based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets. The asset allocations at December 31, 2004 and 2003 and the target allocations for the investments were as follows:

                                                U.S. PLANS                       CANADIAN PLANS
                                       ----------------------------       ----------------------------
                                       2004       2003       TARGET       2004       2003       TARGET
                                       ----       ----       ------       ----       ----       ------
Equity securities..................     69%        70%          68%        47%        47%          50%
Debt securities, including cash....     25%        25%          27%        53%        53%          50%
Real estate........................      6%         5%           5%         0%         0%           0%
                                       ----       ----        ----        ----       ----        ----
                                       100%       100%         100%       100%       100%         100%

    The Company's investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are diversified with a blend of equity and fixed income securities. Equity investments are diversified by including U.S. and non-U.S. stocks, growth stocks, value stocks and stocks of large and small companies.

    The accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

                                                          U.S. PLANS                CANADIAN PLANS
                                                     ---------------------       ---------------------
                                                      2004          2003          2004          2003
                                                     -------       -------       -------       -------
Projected benefit obligation.....................    $11,124       $10,556       $44,041       $35,308
Accumulated benefit obligation...................    $10,977       $10,366       $38,293       $30,786
Fair value of plan assets........................    $ 8,517       $ 8,347       $36,585       $29,330

    The increase in the minimum liability included in other comprehensive income was $3.1 million in 2004 and $5.2 million in 2003.

    The Company expects to contribute $3.1 million to its pension plans in 2005. Contributions to the SERP in 2005 will not be significant.

                       CENVEO, INC. AND SUBSIDIARIES

16. RETIREMENT PLANS (CONTINUED)

    The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP payments expected to be paid by the Company for the years 2005 through 2009, and in the aggregate for the years 2010 through 2014, are as follows (in thousands):

                                                       PENSION PLANS       SERP
                                                       -------------      ------
          2005 .....................................      $ 2,772         $  985
          2006 .....................................      $ 2,823         $  985
          2007 .....................................      $ 2,861         $  985
          2008 .....................................      $ 2,914         $  985
          2009 .....................................      $ 2,881         $  985
   2010 - 2014 .....................................      $15,410         $3,485

    Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $3.0 million in 2004, $3.0 million in 2003 and $3.1 million in 2002.

17. COMMITMENTS AND CONTINGENCIES

    LEASES. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2011. Certain leases include renewal and purchase options. At December 31, 2004, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year were as follows (in thousands):

          2005.................................      $ 33,765
          2006.................................        27,931
          2007.................................        23,902
          2008.................................        15,395
          2009.................................         8,958
          Thereafter...........................         4,189
                                                     --------
              Total............................      $114,140
                                                     ========

    Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2004 are approximately $1.3 million.

    Rent expense was $37.7 million in 2004, $37.2 million in 2003 and $40.5 million in 2002.

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

                       CENVEO, INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    TAX AUDITS. The Company's income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company's financial position or results of operations.

18. EARNINGS PER SHARE

    Basic earnings per share exclude dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options to issue common stock were exercised. A reconciliation of the amounts included in the computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                                 2004           2003           2002
                                                               --------       --------       --------
Numerator:
Numerator for basic and diluted earnings (loss) per
  share--income (loss) from continuing operations........      $(20,938)      $  3,924       $(73,488)
                                                               ========       ========       ========
Denominator:
Denominator for basic earnings (loss) per share--weighted
  average shares.........................................        47,750         47,687         47,665
Effect of dilutive securities:
    Stock options........................................            --            628             --
                                                               --------       --------       --------
Denominator for diluted earnings (loss) per
  share--adjusted weighted average shares................        47,750         48,315         47,665
                                                               ========       ========       ========
Earnings (loss) from continuing operations per share:
    Basic and diluted....................................      $  (0.44)      $   0.08       $  (1.54)
                                                               ========       ========       ========

    In 2004 and 2002, outstanding options to purchase 1,145,000 and 50,000 common shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive. In 2004, 2003 and 2002, outstanding options to purchase approximately 5,847,000, 5,111,000 and 5,392,000 common shares were excluded from the calculation of net income per diluted common share because their exercise price exceeded the average market price of the common stock for the year.

19. SEGMENT INFORMATION

    The Company operates two business segments. The commercial segment consists of commercial printing facilities that specialize in printing of annual reports, car brochures, brand marketing collateral, catalogs, maps and guidebooks, calendars, financial communications, and facilities that produce customized envelopes for billing and remittance and direct mail advertising. The commercial segment also offers such services as design, fulfillment, e-commerce and inventory management. The resale segment includes facilities that produce specialty packaging, customized and stock labels, envelopes, and printed business documents which are sold to distributors and value-added resellers of office products.

    Intercompany sales were $25.2 million in 2004, $16.4 million in 2003 and $20.1 million in 2002 and are eliminated in consolidation and excluded from reported net sales.

    Segment operating income includes all costs and expenses directly related to the commercial or resale segment. Corporate expenses include general corporate overhead and expenses not allocated to the segments.

    Identifiable assets are accumulated by facility within each business segment. Corporate assets consist primarily of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

                       CENVEO, INC. AND SUBSIDIARIES

19. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain business segment information (in thousands):

                                                            2004             2003             2002
                                                         ----------       ----------       ----------
    Net sales:
        Commercial.................................      $1,329,778       $1,272,525       $1,268,367
        Resale.....................................         413,136          399,139          460,338
                                                         ----------       ----------       ----------
        Total......................................      $1,742,914       $1,671,664       $1,728,705
                                                         ==========       ==========       ==========
    Operating income (loss):
        Commercial.................................      $   50,538       $   58,704       $    1,513
        Resale.....................................          43,102           44,703           43,298
        Corporate(a)...............................         (20,905)         (23,192)         (61,267)
                                                         ----------       ----------       ----------
        Total......................................      $   72,735       $   80,215       $  (16,456)
                                                         ==========       ==========       ==========
    Restructuring, asset impairment and other
      charges:
        Commercial.................................      $    4,158       $    1,198       $   44,894
        Resale.....................................              --              332            6,639
        Corporate..................................           1,249            5,330           23,018
                                                         ----------       ----------       ----------
        Total......................................      $    5,407       $    6,860       $   74,551
                                                         ==========       ==========       ==========
    Significant noncash charges:
        Commercial.................................      $    3,706       $       --       $   14,015
        Resale.....................................              --               --            1,650
        Corporate..................................             295               --           25,378
                                                         ----------       ----------       ----------
        Total......................................      $    4,001       $       --       $   41,043
                                                         ==========       ==========       ==========
    Depreciation and intangible amortization:
        Commercial.................................      $   42,355       $   36,428       $   36,014
        Resale.....................................           9,574            9,106           11,389
        Corporate(b)...............................           1,054            2,434            2,652
                                                         ----------       ----------       ----------
        Total......................................      $   52,983       $   47,968       $   50,055
                                                         ==========       ==========       ==========
    Capital expenditures:
        Commercial.................................      $   22,032       $   28,507       $   22,949
        Resale.....................................           3,365            3,076            7,668
        Corporate..................................           2,038               19              279
                                                         ----------       ----------       ----------
        Total......................................      $   27,435       $   31,602       $   30,896
                                                         ==========       ==========       ==========
    Net sales by product line:
        Commercial printing........................      $  821,332       $  777,639       $  769,930
        Envelopes..................................         719,465          693,929          754,238
        Business forms and labels..................         202,117          200,096          204,537
                                                         ----------       ----------       ----------
        Total......................................      $1,742,914       $1,671,664       $1,728,705
                                                         ==========       ==========       ==========

                       CENVEO, INC. AND SUBSIDIARIES

19. SEGMENT INFORMATION (CONTINUED)

                                                                          DECEMBER 31
                                                                  ---------------------------
                                                                     2004             2003
                                                                  ----------       ----------
     Identifiable assets:
          Commercial........................................      $  829,682       $  785,649
          Resale............................................         271,217          261,619
          Corporate.........................................          62,877           60,125
                                                                  ----------       ----------
          Total.............................................      $1,163,776       $1,107,393
                                                                  ==========       ==========

--------

(a) Includes $5.3 million for the settlement of a lawsuit in 2003. In 2002, corporate expenses includes the $6.4 million loss on assets held for sale and the $12.8 million impairment on operations formerly held for sale.

(b)  Includes adjustments to depreciation for assets held for sale in 2002.

    Geographic information for 2004, 2003 and 2002 and at December 31, 2004 and 2003, is presented below (in thousands):

                                                            2004             2003             2002
                                                         ----------       ----------       ----------
    Net sales:
        U.S........................................      $1,548,080       $1,482,443       $1,561,859
        Canada.....................................         194,834          189,221          166,846
                                                         ----------       ----------       ----------
        Total......................................      $1,742,914       $1,671,664       $1,728,705
                                                         ==========       ==========       ==========
    Long-lived assets(a):
        U.S........................................      $  589,389       $  597,713
        Canada.....................................         115,597          109,606
                                                         ----------       ----------
        Total......................................      $  704,986       $  707,319
                                                         ==========       ==========

--------

(a)  Property, plant and equipment and intangible assets.

                       CENVEO, INC. AND SUBSIDIARIES

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

                                                           FIRST          SECOND         THIRD          FOURTH
                                                          QUARTER        QUARTER        QUARTER        QUARTER
                                                          --------       --------       --------       --------
2004
Net sales...........................................      $423,742       $409,396       $428,099       $481,677
Gross profit........................................        88,420         83,634         84,503         92,836
Income (loss) from continuing operations............       (16,535)        (3,296)         2,490         (3,597)
Gain (loss) on discontinued operations..............            --          1,230             --             --
                                                          --------       --------       --------       --------
Net income (loss)...................................      $(16,535)      $ (2,066)      $  2,490       $ (3,597)
                                                          ========       ========       ========       ========
Earnings (loss) per share--basic and diluted:
    Income (loss) from continuing operations........      $  (0.35)      $  (0.07)      $   0.05       $  (0.08)
    Discontinued operations.........................            --           0.03             --             --
                                                          --------       --------       --------       --------
    Net income (loss) per share--basic and diluted..      $  (0.35)      $  (0.04)      $   0.05       $  (0.08)
                                                          ========       ========       ========       ========

                                                           FIRST          SECOND         THIRD          FOURTH
                                                          QUARTER        QUARTER        QUARTER        QUARTER
                                                          --------       --------       --------       --------
2003
Net sales...........................................      $427,320       $407,826       $412,218       $424,300
Gross profit........................................        83,920         79,121         81,877         89,628
Income (loss) from continuing operations............           532         (1,681)         2,172          2,901
Gain (loss) on discontinued operations..............         2,500           (581)            --           (371)
Cumulative effect of change in accounting
  principle.........................................          (322)            --             --             --
                                                          --------       --------       --------       --------
Net income (loss)...................................      $  2,710       $ (2,262)      $  2,172       $  2,530
                                                          ========       ========       ========       ========
Earnings (loss) per share--basic and diluted:
    Income (loss) from continuing operations........      $   0.01       $  (0.04)      $   0.05       $   0.06
    Discontinued operations.........................          0.05          (0.01)            --          (0.01)
    Cumulative effect of change in accounting
      principle.....................................            --             --             --             --
                                                          --------       --------       --------       --------
    Net income (loss) per share--basic and
      diluted.......................................      $   0.06       $  (0.05)      $   0.05       $   0.05
                                                          ========       ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

    The management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

    None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of stockholders.

                                                                                                       DIRECTOR
NAME                                  AGE   POSITION                                                   SINCE(1)
----                                  ---   --------                                                   ---------
Paul V. Reilly....................     52   Director, CEO and President                                  1998
Thomas E. Costello(3)(5)..........     65   Director                                                     2003
Paul F. Kocourek(2)(4)............     54   Director                                                     2004
Martin J. Maloney(2)(4)...........     60   Director                                                     2003
David M. Olivier(3)(5)............     61   Director                                                     2003
Jerome W. Pickholz(2)(4)..........     72   Director                                                     1994
Alister W. Reynolds(3)(5).........     47   Director                                                     2002
Susan O. Rheney(2)(4).............     45   Chairman                                                     2003
Wellington E. Webb(3)(5)..........     64   Director                                                     2004
Gordon A. Griffiths...............     62   President--Commercial Segment
Allen C. Conway, Sr. .............     47   President--Resale Segment
Herbert H. Davis III..............     57   Senior Vice President--Corporate Development and Chief
                                              Legal Officer
Michel P. Salbaing................     59   Senior Vice President--Finance and Chief Financial
                                              Officer
Brian P. Hairston.................     47   Vice President--Human Resources
William W. Huffman, Jr. ..........     56   Vice President--Corporate Controller
D. Robert Meyer, Jr. .............     48   Vice President--Treasurer
Matthew H. Mitchell...............     40   Vice President--Chief Information Officer
Keith T. Pratt....................     58   Vice President--Purchasing and Supply Chain Management
Wayne M. Wolberg..................     55   Vice President--General Auditor
Mark L. Zoeller...................     45   Vice President--General Counsel and Secretary

--------
(1)     Directors serve one year terms.

(2)     Member of the Governance and Nominating committee.

(3)     Member of the Compensation and Human Resources committee.

(4)     Member of the Audit committee.

(5)     Member of the Employee Health and Safety committee.

    PAUL V. REILLY, age 52, served as our President, Chief Executive Officer and Chairman of the Board from 2001 until January 2005 when he announced his resignation. Mr. Reilly will continue to serve as Chief Executive Officer and President to assist with the transition to his successor. He has been a Director since 1998. Mr. Reilly was our President and Chief Operating Officer from 1998 to 2001 and was Senior Vice President--Finance and Chief Financial Officer from 1995 to 1998. Mr. Reilly spent 14 years with Polychrome Corporation, a prepress supplier to the printing industry, where he held a number of positions including Assistant Corporate Treasurer, Corporate Treasurer, Vice President and Chief Financial Officer and General Manager of United States operations. Mr. Reilly is a Certified Public Accountant.

    THOMAS E. COSTELLO, age 65, became a Director in 2003. From 1992 through retirement in 2002, Mr. Costello served as Chief Executive Officer of xpedx, a multi-billion dollar distributor of printing and packaging products, and Senior Vice President of International Paper Co. xpedx is a wholly owned division of International Paper. He is also a Director of Cadmus Communications Corporation, a customized content management, publisher's fulfillment and custom packaging fulfillment company, Intertape Polymer Group, a manufacturer of tape for plastic packaging, and Eagle Hospitality Properties, Inc., a real estate investment trust. Mr. Costello is a member of the Compensation and Human Resources committee and Chairman of the Employee Health and Safety committee of the Board of Directors.

    PAUL F. KOCOUREK, age 54, became a Director in August 2004. Mr. Kocourek has been a Senior Partner with Booz/Allen/Hamilton, a global strategy and technology consulting firm since 1993. Mr. Kocourek serves as Senior Partner for the strategic leadership practice, and previously served as Global Managing Partner of the Asia Pacific region and Global Managing Partner of financial services. From 1993 through 1995, Mr. Kocourek served on the Board of Directors of Booz/Allen/Hamilton. He received an MBA in finance and accounting from the Wharton School of Business. Mr. Kocourek is a member of the Audit committee and the Governance and Nominating committee of the Board of Directors.

    MARTIN J. MALONEY, age 60, became a Director in 2003. Since 1984 Mr. Maloney has served as Chairman and Co-Founder of Broadford and Maloney, Inc., an agency specializing in public relations, advertising and marketing communications for graphic arts related companies. Since 1989 he has served on the Board of Advisors of the New York University Center for Graphic Arts Management. He is also a Director of the Association of Graphic Communications and serves on the Board of Governors of Legatus. Mr. Maloney served as Internal Auditor and prepared annual reports for companies for over 20 years. Mr. Maloney is Chairman of the Governance and Nominating committee and a member of the Audit committee of the Board of Directors.

    DAVID M. OLIVIER, age 61, became a Director in 2003. Mr. Olivier was with Wyeth Corporation, a pharmaceutical company, and its affiliated entities for over 35 years when he retired in 2002. He was a member of the executive and finance committees and a corporate senior vice president at the time of his retirement. He is a Director and advisor to Taratec Corp., a pharmaceutical compliance company, and chairman of Alterna, LLC, a private equity investment company. He received an MBA from the University of California at Berkeley. Mr. Olivier is a member of the Compensation and Human Resources committee and the Employee Health and Safety committee of the Board of Directors.

    JEROME W. PICKHOLZ, age 72, has been a Director since 1994. Mr. Pickholz is chairman emeritus of Ogilvy & Mather Direct Worldwide, a direct advertising agency, where he served as chief executive officer from 1978 until 1994, and as chairman in 1994 and 1995. Mr. Pickholz served as founder and chairman of Pickholz, Tweedy, Cowan, L.L.C., a marketing communications company, from 1996 until 2001 and he has been a direct marketing consultant since 2001. He also serves as a Director of Gift Certificates.com, Inc., a provider of gift certificate products and services. Mr. Pickholz is a Certified Public Accountant and serves as chairman of our Audit committee and a member of our Governance and Nominating committee of the Board of Directors.

    ALISTER W. REYNOLDS, age 47, has been a director since 2002. In 2004 Mr. Reynolds concluded a 22 year career with Quest Diagnostics, Inc., a provider of diagnostic laboratory testing services, and its former parent company, Corning Incorporated. Mr. Reynolds served in various positions including Senior Vice President of Operations and, most recently, Senior Advisor to the Office of the Chairman. Mr. Reynolds received an MBA in finance from Cornell University. He is also a Director of three privately held companies: SomaLogic Incorporated, Healthcare Waste Solutions, and Viecore Incorporated. Mr. Reynolds serves as Chairman of the Compensation and Human Resources committee and is a member of the Employee Health and Safety committee of the Board of Directors.

    SUSAN O. RHENEY, age 45, has been a Director since 2003 and was appointed Chairman of the Board in January 2005. Ms. Rheney previously served as a Director of Cenveo from 1993 to 1997. She was a principal in The Sterling Group, L.P., a private investment company, from 1992 to 2002. Ms. Rheney is a Director of Genesis Energy LP, an oil pipeline company, and Texas Petrochemical Holdings, Inc., a chemical manufacturer. Texas Petrochemical filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in July 2003. In connection with this filing, the holder of discount notes issued by Texas Petrochemical filed a lawsuit against the Directors and officers of Texas Petrochemical in December 2003, which suit has been administratively terminated by the bankruptcy court. Ms. Rheney received an MBA from Harvard University. She is a Certified Public Accountant and was an auditor for the accounting firm of Deloitte & Touche. Ms. Rheney is a member of the Audit committee and the Governance and Nominating committee of the Board of Directors.

    WELLINGTON E. WEBB, age 64, has been a Director since August 2004. Former Mayor Webb was elected Mayor of Denver in 1991 and reelected in 1995 and 1999. In 2003 he established a consulting service, Webb Group International LLC, which assists cities with local economic projects and economic opportunities in Asia and Africa. He is also a Director of Maximus Corporation, which provides services to governmental agencies, the National Homebuyers Association and The Labor's Community Agency and is the Vice Chair of the Democratic National Committee. Former Mayor Webb is a member of the Compensation and Human Resources committee and the Employee Health and Safety committee of the Board of Directors.

    ALLEN C. CONWAY, SR. age 47, has served as Executive Vice President of Cenveo and President of our Resale Segment since September 2004. Mr. Conway has served Cenveo and its predecessor companies for over 26 years, including as Vice President of our Printxcel division from 2000 to 2003 and Executive Vice President of the Custom division of our Resale Segment from 2003 until September 2004 when he became President of our Resale Segment.

    GORDON A. GRIFFITHS, age 62, served as Senior Vice President since 2002 and as President of our Commercial Segment since our reorganization in October 2003. From April 2002 until October 2003, he served as President and Chief Executive Officer of our former Commercial Printing Division. From February 2000 until April 2002, Mr. Griffiths was Chairman and Chief Executive Officer of Pareto Corporation, a Canadian knowledge services provider. He continues to serve as Director of Pareto Corporation. In 2000, Mr. Griffiths co-founded the Caxton Group, a marketing services agency, which became a public company in 2001. He was President of St. Joseph Corporation, Canada's largest privately owned printer, from May 1997 until February 2000.

    HERBERT H. "WOODY" DAVIS III, age 57, has been Senior Vice President--Corporate Development and Chief Legal Officer since August 2001. Before that, Mr. Davis was in the private practice of law and was a partner at the Denver, Colorado law firm of Rothgerber Johnson & Lyons LLP for over 20 years. Mr. Davis remains "Of Counsel" at Rothgerber Johnson & Lyons LLP.

    MICHEL P. SALBAING, age 59, has been Senior Vice President--Finance and Chief Financial Officer since November 2000. From 1996 to November 2000, Mr. Salbaing was with Quebecor World, then the largest North American printer, where he held a number of positions including Chief Financial Officer of the overall corporation, President and Chief Executive Officer of Quebecor Printing Europe and Senior Vice President and Chief Financial Officer of Quebecor World North America. Before 1996 Mr. Salbaing held various senior financial positions with three large Canadian manufacturing firms and spent eight years with Ernst & Young LLP. Mr. Salbaing is a member of the Canadian Institute of Chartered Accountants.

    BRIAN P. HAIRSTON, age 47, has been Vice President--Human Resources since August 2002. From April 2001 through August 2002, he was a human resources consultant for a variety of firms. From October 1999 until April 2001, he was Senior Vice President--Human Resources for Kellogg Corporation, a cereal producer. From 1997 to 1999, he served as Vice President--Human Resources for CitiGroup, a financial institution.

    WILLIAM W. HUFFMAN, JR., age 56, has been Vice President--Corporate Controller since November 2000. From January 1999 to November 2000, he was Vice President--Chief Financial Officer of the Company's commercial printing division. In 1997 and 1998, he was a financial consultant. Mr. Huffman began his career with the accounting firm of Coopers & Lybrand and is a Certified Public Accountant.

    D. ROBERT MEYER, JR., age 48, has been Vice President--Treasurer since 1998. From 1994 to 1998, Mr. Meyer was a partner in the tax department of the accounting firm of Deloitte & Touche LLP. Mr. Meyer is a licensed attorney, Certified Public Accountant and Certified Financial Planner.

    MATTHEW H. MITCHELL, age 40, has been Vice President--Chief Information Officer since December 2003. From 1996 to November 2003, he served as Vice President--Information Services with Aramark Educational Resources, Inc., an educational service provider.

    KEITH T. PRATT, age 58, has been Vice President--Purchasing and Supply Chain Management since 1998. From 1994 to 1998, Mr. Pratt was Vice President of Material Sourcing and Logistics of Ply Gem Industries, a subsidiary of Nortek, Inc., a building products manufacturer.

    WAYNE M. WOLBERG, age 55, has been Vice President--General Auditor since October 2001. From June 2000 to April 2001, he served as Vice President--Finance of AT&T Broadband. Mr. Wolberg was Vice President and General Auditor of MediaOne from 1996 to 2000. He is a Certified Management Accountant.

    MARK L. ZOELLER, age 45, has been Vice President--General Counsel and Secretary since January 2003. He joined the Company in 1997 as Corporate Counsel, was Assistant General Counsel from May 2000 to May 2001 and was Vice President--Corporate Development from May 2001 until January 2003. He is a licensed attorney.

    The sections captioned "GOVERNANCE, BOARD COMMITTEES AND BOARD COMPENSATION--Corporate Governance, --Nomination of Directors, and --Board Procedures and Committees," and "OTHER INFORMATION--Section 16(a)
Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The sections captioned "GOVERNANCE, BOARD COMMITTEES AND BOARD COMPENSATION--Board Compensation," and "--Compensation and Human Resources Committee Interlocks and Insider Participation," "COMPENSATION OF EXECUTIVE OFFICERS," appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The sections captioned "OWNERSHIP OF VOTING SECURITIES" and
"COMPENSATION OF EXECUTIVE OFFICERS--Equity Compensation Plan Information" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section captioned "COMPENSATION OF EXECUTIVE OFFICERS--Executive Agreements--Loan to Mr. Salbaing" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The sections captioned "INDEPENDENT PUBLIC AUDITORS" and "REPORT OF THE AUDIT COMMITTEE" appearing in the Company's Proxy Statement filed pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders are incorporated herein by reference.

                                  PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

Included in Part II, Item 8 of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

                                                                                 PAGE
                                                                                 ----
Schedule I    Valuation and Qualifying Accounts for the Years Ended
                December 31, 2004, 2003, and 2002.........................        66

(a)(3) EXHIBITS

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  3.1 Articles of Incorporation of the Company--incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1997.

  3.2 Articles of Amendment to the Articles of Incorporation of the Company dated May 17, 2004--incorporated by reference to
            Exhibit 3.2 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

  3.3*      Bylaws of the Company--as amended February 24, 2005.

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

 10.13 Second Amended and Restated Equipment Lease dated as of August 6, 2002 between Wells Fargo Bank Northwest, National Association, as trustee under MW 1997-1 Trust, and Mail-Well I Corporation--incorporated by reference to Exhibit 10.26 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.14 Second Amended and Restated Guaranty Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit
            10.27 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.15 Second Amended and Restated Participation Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet Capital Corporation as Arranger and Agent, and

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------

            the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.16 Amendment Agreement No. 1 dated as of September 25, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.29 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

 10.17 Employment and Executive Severance Agreement dated as of March 10, 2003, between the Company and Paul V. Reilly--incorporated by reference to Exhibit 10.26 of the Company's Annual Form 10-K filed March 31, 2003.

 10.18 Form of Executive Severance Agreement entered into between the Company and each of the following: Michel Salbaing, Gordon Griffiths, Brian Hairston, Keith Pratt, William Huffman, D. Robert Meyer and Mark Zoeller--incorporated by reference to
            Exhibit 10.27 of the Company's Annual Form 10-K filed March 31,
            2003.

 10.19 Amendment Agreement No. 2 dated as of March 25, 2004 among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantor, Fleet Capital Corporation as Agent, and the Trust Purchasers named therein--incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for quarter ended March 31, 2004.

 10.20 Second Amended and Restated Credit Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q for quarter ended March 31, 2004.

 10.21 Second Amended and Restated Security Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for quarter ended March 31, 2004.

 10.22 Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended --incorporated by reference to Exhibit 10.24 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

 10.23* Amendment No. 1 to Second Amended and Restated Credit Agreement dated February 8, 2005 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders.

 21*        Subsidiaries of the Company.

 23*        Consent of Ernst & Young LLP.

 24         Power of Attorney--incorporated by reference to page 68.

 31.1* Certification of Periodic Report by Paul V. Reilly, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2* Certification of Periodic Report by Michel P. Salbaing, Senior Vice President--Finance and Chief Financial Officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------

 32.1** Certification of Periodic Report by Paul V. Reilly, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2** Certification of Periodic Report by Michel P. Salbaing, Senior Vice President--Finance and Chief Financial Officer, pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

-------
 * Filed herewith.
** Furnished herewith.


(b) EXHIBITS FILED

Included in Item 15(a)(3) of this Report.


(c) FINANCIAL STATEMENT SCHEDULES FILED

Included in Item 15(a)(2) of this Report.

                                                                 SCHEDULE I

                                 CENVEO, INC. AND SUBSIDIARIES
                         SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                     (amounts in thousands)

                                                           FOR THE YEAR ENDED DECEMBER 31
                                                       ---------------------------------------
                                                        2004            2003            2002
                                                       -------         -------         -------
ACCOUNTS RECEIVABLE ALLOWANCES
Balance at beginning of year.........................  $ 3,984         $ 4,673         $ 5,385
Charged to costs and expenses........................    3,335           3,276           4,026
Recoveries and other charges(2)......................     (133)            (72)            552
Deductions(1)........................................   (2,448)         (3,893)         (5,290)
                                                       -------         -------         -------
Balance at end of year...............................  $ 4,738         $ 3,984         $ 4,673
                                                       =======         =======         =======

INVENTORY RESERVES
Balance at beginning of year.........................  $ 4,995         $ 5,668         $ 4,636
Charged to costs and expenses........................    1,127           2,072           2,830
Recoveries and other charges(2)......................   (1,051)         (1,511)           (602)
Deductions(1)........................................     (371)         (1,234)         (1,196)
                                                       -------         -------         -------
Balance at end of year...............................  $ 4,700         $ 4,995         $ 5,668
                                                       =======         =======         =======

--------

(1)  Accounts and inventories written off.

(2) Other charges includes acquired balances in 2004 and changes attributable to foreign currency translation.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on February 28, 2004.

                                CENVEO, INC.

                                By:            /s/ Paul V. Reilly
                                   -------------------------------------------
                                            Paul V. Reilly, Director,
                                      Chief Executive Officer and President
                                          (Principal Executive Officer)

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

                             POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Herbert H. Davis III as attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

              SIGNATURE                                        TITLE                                DATE
              ---------                                        -----                                ----
        /s/ Paul V. Reilly
    ----------------------------
           Paul V. Reilly                            Director, Chief Executive                February 28, 2005
                                                        Officer & President


      /s/ Thomas E. Costello
    ----------------------------
         Thomas E. Costello                                  Director                         February 28, 2005


       /s/ Paul F. Kocourek
    ----------------------------
          Paul F. Kocourek                                   Director                         February 28, 2005


       /s/ Martin J. Maloney
    ----------------------------
          Martin J. Maloney                                  Director                         February 28, 2005


       /s/ David M. Olivier
    ----------------------------
          David M. Olivier                                   Director                         February 28, 2005


      /s/ Jerome W. Pickholz
    ----------------------------
         Jerome W. Pickholz                                  Director                         February 28, 2005


      /s/ Alister W. Reynolds
    ----------------------------
         Alister W. Reynolds                                 Director                         February 28, 2005


        /s/ Susan O. Rheney
    ----------------------------
           Susan O. Rheney                              Director, Chairman                    February 28, 2005


      /s/ Wellington E. Webb
    ----------------------------
         Wellington E. Webb                                  Director                         February 28, 2005