Form 10-Q
period 2005-03-31
CENVEO, INC
filed 2005-05-03
CIK 920321

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 29, 2005 was $221,380,917.

    As of April 29, 2005 the Registrant had 49,067,921 shares of Common Stock, $0.01 par value, outstanding.


============================================================================

                       CENVEO, INC. AND SUBSIDIARIES

                                   INDEX

                                                                  PAGE
                                                                  ----

Part I. Financial Information

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets-- March 31,
         2005 and December 31, 2004.........................        1

        Condensed Consolidated Statements of Operations--
         Three months ended March 31, 2005 and 2004.........        2

        Condensed Consolidated Statements of Cash Flows--
         Three months ended March 31, 2005 and 2004.........        3

        Notes to Condensed Consolidated Financial
         Statements.........................................        4

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...       10

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.....................................       18

    Item 4. Controls and Procedures.........................       19

Part II. Other Information

    Item 6. Exhibits........................................       20

Signatures..................................................       23

                                     i

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CENVEO, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                                (Unaudited)

                                                                 MARCH 31, 2005       DECEMBER 31, 2004
                                                                 --------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..............................        $    2,897            $      796
    Accounts receivable....................................           257,711               252,711
    Inventories............................................           118,101               112,219
    Other current assets...................................            50,626                46,019
                                                                   ----------            ----------
        TOTAL CURRENT ASSETS...............................           429,335               411,745

Property, plant and equipment, net.........................           352,774               367,260
Goodwill...................................................           307,372               308,938
Other intangible assets, net...............................            30,824                28,788
Other assets...............................................            57,809                58,016
                                                                   ----------            ----------
TOTAL ASSETS...............................................        $1,178,114            $1,174,747
                                                                   ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.......................................        $  170,716            $  172,731
    Accrued compensation and related liabilities...........            54,169                58,639
    Other current liabilities..............................            68,706                64,714
    Current maturities of long-term debt...................             2,861                 2,270
                                                                   ----------            ----------
        TOTAL CURRENT LIABILITIES..........................           296,452               298,354

Long-term debt, less current maturities....................           798,951               767,499
Other liabilities..........................................            49,298                51,540
                                                                   ----------            ----------
        TOTAL LIABILITIES..................................         1,144,701             1,117,393

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued..............................                --                    --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 48,722,904 and 48,702,832 shares issued
      and outstanding as of March 31, 2005 and December 31,
      2004, respectively...................................               487                   487
    Paid-in capital........................................           214,930               214,902
    Accumulated deficit....................................          (192,596)             (170,039)
    Deferred compensation..................................            (1,811)               (2,003)
    Accumulated other comprehensive income.................            12,403                14,007
                                                                   ----------            ----------
        TOTAL SHAREHOLDERS' EQUITY.........................            33,413                57,354
                                                                   ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................        $1,178,114            $1,174,747
                                                                   ==========            ==========

         See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except earnings per share amounts)
                                (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                    2005             2004
                                                                  --------         --------
Net sales...................................................      $449,602         $423,742
Cost of sales...............................................       362,847          335,322
                                                                  --------         --------
Gross profit................................................        86,755           88,420
Operating expenses:
    Selling, general and administrative expenses............        72,664           67,998
    Amortization of intangible assets.......................         1,330            1,405
    Loss on sale of non-strategic businesses................           722               --
    Restructuring and impairment charges....................         8,068              103
                                                                  --------         --------
Operating income............................................         3,971           18,914
Other expenses:
    Interest expense........................................        18,192           18,399
    Loss from the early extinguishment of debt..............            --           17,748
    Other...................................................           (11)             441
                                                                  --------         --------
Loss before income taxes....................................       (14,210)         (17,674)
Income tax (expense) benefit................................        (8,346)           1,139
                                                                  --------         --------
Net loss....................................................      $(22,556)        $(16,535)
                                                                  ========         ========
Loss per share--basic and diluted...........................      $  (0.47)        $  (0.35)
                                                                  ========         ========
Weighted average shares--basic and diluted..................        47,780           47,739

         See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                    2005             2004
                                                                  --------         ---------
Cash flows from operating activities:
  Net loss..................................................      $(22,556)        $ (16,535)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation.........................................        11,649            11,465
       Amortization.........................................         2,439             2,549
       Asset impairment charges.............................         7,137                --
       Loss on sale of non-strategic businesses.............           722                --
       Write-off of deferred financing fees.................                           4,220
       Other noncash charges, net...........................        (1,527)           (4,992)
  Changes in operating assets and liabilities, excluding the effects of operations sold:
       Accounts receivable..................................        (5,522)             (649)
       Inventories..........................................        (6,417)           (8,038)
       Accounts payable and accrued compensation............        (7,304)           11,752
       Income taxes payable.................................         3,443              (801)
       Other working capital changes........................        (7,126)          (11,369)
       Other, net...........................................        (1,437)           (2,080)
                                                                  --------         ---------
        Net cash used in operating activities...............       (26,499)          (14,478)
Cash flows from investing activities:
      Capital expenditures..................................        (6,478)           (5,647)
      Proceeds from sale of non-strategic businesses........         3,058                --
      Proceeds from sales of property, plant and
        equipment...........................................            21               229
                                                                  --------         ---------
        Net cash used in investing activities...............        (3,399)           (5,418)
Cash flows from financing activities:
      Increase in borrowings under credit facility..........        32,469            10,613
      Proceeds from issuance of long-term debt..............            --           320,000
      Repayments of long-term debt..........................          (565)         (302,237)
      Proceeds from issuance of common stock................            28                 7
      Capitalized loan fees.................................            --            (8,291)
                                                                  --------         ---------
        Net cash provided by financing activities...........        31,932            20,092
Effect of exchange rate changes on cash and cash
 equivalents................................................            67              (244)
                                                                  --------         ---------
        Net increase (decrease) in cash and cash
          equivalents.......................................         2,101               (48)
Cash and cash equivalents at beginning of year..............           796               307
                                                                  --------         ---------
Cash and cash equivalents at end of quarter.................      $  2,897         $     259
                                                                  ========         =========

         See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Cenveo, Inc. and subsidiaries (collectively, "Cenveo", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Cenveo at March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    It has been our practice to close our quarters on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial information in this report is presented using a calendar convention. The reporting periods, which consist of thirteen weeks ending on April 2, 2005 and March 27, 2004, are reported as ending on March 31, 2005 and 2004, respectively. The effects of this practice are generally not significant.

    The financial information presented in this report should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2004.

 2. STOCK-BASED COMPENSATION

    We account for our fixed stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, we are not required to recognize compensation expense on the stock options granted under our plans since the options are granted with an exercise price equal to the market value of the underlying stock on the grant date.

    If we were to apply the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's reported and pro forma net loss and loss per share would have been as follows (in thousands, except per share data):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2005           2004
                                                                  --------       --------
    Net loss, as reported...................................      $(22,556)      $(16,535)
          Add: stock-based compensation expense included in
            reported net loss...............................           192            145
          Less: stock-based compensation expense determined
            under fair value method for all awards..........        (1,304)          (815)
                                                                  --------       --------
    Pro forma net loss......................................      $(23,668)      $(17,205)
                                                                  ========       ========
    Loss per share--basic and diluted:
        As reported.........................................      $  (0.47)      $  (0.35)
        Pro forma...........................................      $  (0.50)      $  (0.36)

                       CENVEO, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2005              2004
                                                                     ---------       ------------
     Raw materials..........................................         $  34,953        $  36,440
     Work in process........................................            30,457           30,357
     Finished goods.........................................            57,699           50,122
                                                                     ---------        ---------
                                                                       123,109          116,919
     Reserves...............................................            (5,008)          (4,700)
                                                                     ---------        ---------
                                                                     $ 118,101        $ 112,219
                                                                     =========        =========

 4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2005              2004
                                                                     ---------       ------------
     Land and land improvements.............................         $  18,897        $  19,457
     Buildings and building improvements....................           108,787          109,889
     Machinery and equipment................................           525,074          532,470
     Furniture and fixtures.................................            13,980           13,997
     Construction in progress...............................             8,535            9,806
                                                                     ---------        ---------
                                                                       675,273          685,619
     Accumulated depreciation...............................          (322,499)        (318,359)
                                                                     ---------        ---------
                                                                     $ 352,774        $ 367,260
                                                                     =========        =========

 5. COMPREHENSIVE LOSS

    A summary of the comprehensive loss is as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                        2005              2004
                                                                     ---------       ------------
     Net loss...............................................         $ (22,556)       $ (16,535)
     Other comprehensive loss:
          Currency translation adjustment, net..............            (1,604)          (1,978)
                                                                     ---------        ---------
     Comprehensive loss.....................................         $ (24,160)       $ (18,513)
                                                                     =========        =========

                       CENVEO, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 6. LONG-TERM DEBT

    At March 31, 2005 and December 31, 2004, long-term debt consisted of the following (in thousands):

                                                                  MARCH 31,         DECEMBER 31,
                                                                    2005                2004
                                                                  ---------         ------------
     Senior Secured Credit Facility, due 2008...............      $110,910            $ 78,441
     Senior Notes, due 2012.................................       350,000             350,000
     Senior Subordinated Notes, due 2013....................       320,000             320,000
     Other..................................................        20,902              21,328
                                                                  --------            --------
                                                                   801,812             769,769
     Less current maturities................................        (2,861)             (2,270)
                                                                  --------            --------
        Long-term debt......................................      $798,951            $767,499
                                                                  ========            ========

    As of March 31, 2005, the Company was in compliance with all of the covenants of its various debt agreements.

 7. INCOME TAXES

    Since our U.S. operations have incurred substantial net operating losses over the last four years, we have recorded a valuation allowance to offset the estimated tax benefit from the net operating loss incurred by our U.S. operations in the three months ended March 31, 2005. The tax expense reported for the three months ended March 31, 2005 relates to our Canadian operations which are expected to generate taxable income in 2005 and to a valuation allowance of $3.7 million which was recorded in the quarter for foreign tax credits generated that are not likely to be utilized.

 8. RESTRUCTURING AND IMPAIRMENT CHARGES

    A summary of the restructuring and impairment charges recorded in the three months ended March 31, 2005 follows:

    Asset impairments.......................................         $7,137
    Employee separation and related expenses................            396
    Other charges...........................................            535
                                                                     ------
                                                                     $8,068
                                                                     ======

    The asset impairment charges relate to operations in our commercial segment that operated at a loss throughout 2004 and continued to perform poorly in the first quarter of 2005. It became apparent during the three months ended March 31, 2005 that the plans that had been developed to make these operations profitable were not likely to be successful as quickly as we expected. It is now our current expectation that it is more likely than not that the long-lived assets at these plants will be sold or otherwise disposed of significantly before the end of their estimated useful lives. These impairment charges are based on management's best estimates. Additional impairment and restructuring charges related to these plants may be required prior to the end of 2005.

    During the three months ended March 31, 2005, the commercial segment began the closure of a small printing operation located in Phoenix, Arizona and the consolidation of its production into our Los Angeles, California printing plant. We have accrued employee separation and related expenses of $0.4 million to cover the separation of 45 employees, and $0.4 million of other closure costs associated with the shut-down of this is plant which is expected to be completed during the second quarter. We do not expect significant additional charges related to this plant closure in the second quarter.

                       CENVEO, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 8. RESTRUCTURING AND IMPAIRMENT CHARGES (CONTINUED)

    We substantially completed the consolidation of our printing operations in Seattle, Washington and San Francisco, California during the three months ended March 31, 2005. The restructuring expenses incurred during the three months ended March 31, 2005 totaled $0.2 million.

    A summary of the activity charged to the 2002 restructuring liability during the three months ended March 31, 2005 is as follows (in thousands):

                                                                  COMMERCIAL       RESALE       TOTAL
                                                                  ----------       ------       -----
    Balance, December 31, 2004.............................         $ 653           $ 14        $ 667
        Payments for lease termination and property exit
          costs............................................          (384)            --         (384)
        Payments for other exit costs......................           (69)            --          (69)
        Reversal of unused accrual.........................            --            (14)         (14)
                                                                    -----           ----        -----
    Balance, March 31, 2005................................         $ 200           $ --        $ 200
                                                                    =====           ====        =====

    A summary of the activity charged to the 2001 restructuring liability during the three months ended March 31, 2005 is as follows (in thousands):

                                                                  COMMERCIAL
                                                                  ----------
    Balance, December 31, 2004..............................         $426
        Payments for lease termination and property exit
          costs.............................................          (84)
                                                                     ----
    Balance, March 31, 2005.................................         $342
                                                                     ====

 9. LOSS ON SALE OF NON-STRATEGIC BUSINESSES

    The following is a summary of loss (gain) recognized as a result of the sale of non-strategic businesses during the three months ended March 31, 3005 (in thousands):

    Riviera Beach...........................................       $620
    Osage Beach.............................................        (68)
    Classic Envelope........................................        170
                                                                   ----
                                                                   $722
                                                                   ====

    We received net cash proceeds of $3.1 million as a result of the sales of these businesses. The following table summarizes the net sales and operating losses of these businesses included in the condensed consolidated statements of operations:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                   2005         2004
                                                                  ------       ------
     Net sales..............................................      $3,226       $3,546
     Operating losses.......................................        (353)         (13)

     The Company has ongoing supply agreements with these entities; accordingly, the dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated statements of operations.

                       CENVEO, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. PENSION PLANS

    The components of the net periodic pension expense for the Company's pension plans and the supplemental executive retirement plans were as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                   2005          2004
                                                                   -----         -----
     Service cost...........................................       $ 659         $ 544
     Interest cost..........................................         829           711
     Expected return on plan assets.........................        (928)         (844)
     Net amortization and deferral..........................         175            53
                                                                   -----         -----
     Net periodic pension expense...........................       $ 734         $ 464
                                                                   =====         =====

    We expect to contribute $3.0 million to the Company's pension plans in 2005. As of March 31, 2005, contributions of $0.7 million had been made.

11. LOSS PER SHARE

    Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the amounts included in the computation of basic loss per share and diluted loss per share is as follows (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2005           2004
                                                                  --------       --------
Numerator:
Numerator for basic and diluted loss per share--net loss....      $(22,556)      $(16,535)
                                                                  ========       ========
Denominator:
Denominator for basic and diluted loss per share--weighted
  average shares............................................        47,780         47,739

    Loss per share--basic and diluted.......................      $  (0.47)      $  (0.35)
                                                                  ========       ========

    In the three months ended March 31, 2005 and 2004, outstanding options and shares of restricted stock in the amount of 6,950,000 and 6,468,000, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

12. SEGMENT INFORMATION

    The commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications and general commercial printing and the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. The commercial segment also offers services such as design, fulfillment, eCommerce and inventory management. These products and services are sold directly to national and local customers.

    The resale segment produces business forms and labels, custom and stock envelopes, and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office-products retail chains and the Internet.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Inter-company

                       CENVEO, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SEGMENT INFORMATION (CONTINUED)

sales for the three months ended March 31, 2005 and 2004 were $6.0 million and $5.2 million, respectively. These amounts were eliminated in consolidation and excluded from reported net sales.

    The following tables present certain segment information for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2005           2004
                                                                  --------       --------
    Net sales:
        Commercial..........................................      $346,408       $323,849
        Resale..............................................       103,194         99,893
                                                                  --------       --------
        Total...............................................      $449,602       $423,742
                                                                  ========       ========
    Operating income (expense):
        Commercial..........................................      $  2,263       $ 11,996
        Resale..............................................         8,739         11,463
        Corporate...........................................        (7,031)        (4,545)
                                                                  --------       --------
        Total...............................................      $  3,971       $ 18,914
                                                                  ========       ========
    Restructuring and impairment charges:
        Commercial..........................................      $  8,082       $    103
        Resale..............................................           (14)            --
                                                                  --------       --------
        Total...............................................      $  8,068       $    103
                                                                  ========       ========
    Net sales by product line:
        Commercial printing.................................      $210,377       $198,647
        Envelopes...........................................       189,939        173,764
        Business forms and labels...........................        49,286         51,331
                                                                  --------       --------
        Total...............................................      $449,602       $423,742
                                                                  ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

    Cenveo is one of North America's leading providers of visual communication solutions delivered through print and electronic media. Our products include offset and digital printing, custom and stock envelopes, and business documents and labels. We also provide communications consulting, end-to-end project management and eServices. We have production facilities and fulfillment and distribution centers strategically located throughout North America. We are organized into two business segments-- commercial and resale.

    Our commercial segment specializes in printing annual reports, car brochures, brand marketing collateral, financial communications and general commercial printing and in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. The commercial segment also offers services such as design, fulfillment, eCommerce and inventory management. These products and services are provided directly to national and local customers. Our commercial segment consists of 34 printing plants, 27 envelope plants and five distribution and fulfillment centers.

    Our resale segment produces business forms and labels, custom and stock envelopes, and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office products retail chains and the Internet. The resale segment operates 20 manufacturing facilities.

    Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide an update on the financial condition of Cenveo since December 31, 2004 and to discuss operating trends to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

REVIEW OF RESULTS

    The discussion and analysis of the results of operations includes an overview of our consolidated results for the first quarter of 2005 followed by a discussion of the results of our two business segments for the first quarter of 2005.

    A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income as well as the net sales and operating income data of our business segments used internally to assess operating performance. Division net sales exclude sales of divested operations and division operating income excludes the costs associated with our corporate headquarters, restructuring and impairment charges, operating losses of divested operations and losses related to the dispositions of non-strategic businesses.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
(IN THOUSANDS)                                                      2005           2004
--------------                                                    --------       --------
Division net sales..........................................      $446,376       $420,196
     Divested operations....................................         3,226          3,546
                                                                  --------       --------
Net sales...................................................      $449,602       $423,742
                                                                  ========       ========
Division operating income...................................      $ 20,146       $ 23,575
    Unallocated corporate expenses..........................        (7,032)        (4,545)
    Restructuring and impairment charges....................        (8,068)          (103)
    Divested operations.....................................          (353)           (13)
    Loss on sale of non-strategic businesses................          (722)            --
                                                                  --------       --------
Operating income............................................         3,971         18,914
    Interest expense........................................        18,192         18,399
    Loss on early extinguishment of debt....................            --         17,748
    Other non operating (income) expenses...................           (11)           441
                                                                  --------       --------
Loss before income taxes....................................       (14,210)       (17,674)
    Income tax (expense) benefit............................        (8,346)         1,139
                                                                  --------       --------
Net loss....................................................      $(22,556)      $(16,535)
                                                                  ========       ========
Loss per share--basic and diluted...........................      $  (0.47)      $  (0.35)
                                                                  ========       ========

NET SALES

    Net sales and division net sales increased 6% in the first quarter of 2005 reflecting strong growth of 7% in the commercial segment and 3% growth in the resale segment. Our strategy of offering the full range of our products and services is continuing to drive the sales performance of the commercial segment. The sales growth in our resale segment reflects higher sales of office products to our retail customers.

OPERATING INCOME

    Operating income in the first quarter of 2005 declined $14.9 million compared to the corresponding period of 2004. Division operating income declined $3.4 million. This decline was driven by the following:

    * As expected, the profits of our resale segment were lower since the pricing concessions made in the second half of 2004 to defend and grow our share of the office products market continued to have a negative impact. We expect this to continue in the second quarter.

    * The margins of our envelope products were lower since we have not been able to fully recover the higher cost of paper and other materials.

    * Management incentives have been accrued in the first quarter of 2005. The accrual required for management incentives in the first quarter of 2004 was not significant since under the plan in effect during 2004 the incentives had not been earned.

    UNALLOCATED CORPORATE EXPENSES. Unallocated corporate expenses include the costs of our corporate headquarters and certain expenses not allocated to our segments. The increase in unallocated corporate expenses in the first quarter of 2005 compared to the first quarter of 2004 was due primarily to the separation costs accrued as a result of the resignation of our chief executive officer and the expenses incurred in connection with the search for his replacement.

    RESTRUCTURING AND IMPAIRMENT CHARGES. We continually evaluate our operations for opportunities to optimize capacity and reduce costs. This process is ongoing as our industry and markets continue to evolve. We anticipate additional restructuring charges during 2005.

    A summary of the restructuring and impairment charges recorded in the first quarter of 2005 follows:

    Asset impairments.......................................       $7,137
    Employee separation and related expenses................          396
    Other charges...........................................          535
                                                                   ------
                                                                   $8,068
                                                                   ======

    The asset impairment charges relate primarily to operations in our commercial segment that operated at a loss throughout 2004 and continued to perform poorly in the first quarter of 2005. It became apparent during the quarter that the plans that had been developed to make these operations profitable were not likely to be successful as quickly as we expected. It is now our current expectation that it is more likely than not that the long-lived assets at these plants will be sold or otherwise disposed of significantly before the end of their estimated useful lives. These impairment charges are based on management's best estimates. Additional impairment and restructuring charges related to these plants may be required prior to the end of 2005.

    During the quarter, the commercial segment began the closure of a small printing operation in Phoenix, Arizona and the consolidation of its production into our Los Angeles, California printing plant. We have accrued employee separation and other related expense of $0.4 million to cover the separation of 45 employees and $0.4 million of other closures costs associated with the shut-down of this is plant which is expected to be completed during the second quarter. We do not expect significant additional charges related to this plant closure in the second quarter.

    We substantially completed the consolidation of our printing operations in Seattle, Washington and San Francisco, California during the first quarter of 2005. The restructuring expenses incurred during the quarter totaled $0.2 million.

LOSS ON SALE OF NON-STRATEGIC BUSINESSES

    During the first quarter of 2005 we sold our printing operations in Riviera Beach, Florida and Osage Beach, Missouri and our Classic Envelope business in Canada. The net sales and the operating losses of these businesses were as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                   2005         2004
                                                                  ------       ------
     Net sales..............................................      $3,226       $3,546
     Operating losses.......................................        (353)         (13)

     The loss recognized on the sale of these non-strategic businesses was primarily due to the write-off of the goodwill allocated to these businesses as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

INTEREST EXPENSE

    Interest expense decreased slightly to $18.2 million in the first quarter of 2005 from $18.4 million in the first quarter of 2004. Interest expense in the first quarter of 2005 reflects average outstanding debt of $828.2 million during the quarter and a weighted average interest rate of 8.2% compared to average outstanding debt of $817.7 million during the first quarter of 2004 and a weighted average interest rate of 8.4%. Our average outstanding debt and weighted average interest rate in 2004 reflect the issuance of $320 million of 7 7/8% senior subordinated notes in January, the proceeds of which were used to redeem the $300 million of 8 3/4% senior subordinated notes due in 2008.

LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT

    In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem our 8 3/4% senior subordinated notes due 2008. The premium paid to redeem the 8 3/4% notes and the unamortized debt issuance costs on the 8 3/4% notes, which were written off, totaled $17.7 million.

INCOME TAXES

    Since our U.S. operations have incurred substantial net operating losses over the last four years, we have recorded a valuation allowance to offset the estimated tax benefit from the net operating loss incurred by our U.S. operations in the three months ended March 31, 2005. The tax expense reported for the three months ended March 31, 2005 relates to our Canadian operations which are expected to generate taxable income in 2005 and to a valuation allowance of $3.7 million which was recorded in the quarter for foreign tax credits generated that are not likely to be utilized.

NET LOSS AND NET LOSS PER SHARE

    Our net loss of $22.6 million, or $0.47 per share, in the first quarter of 2005 compared to a net loss of $16.5 million, or $0.35 per share, in the first quarter of 2004 reflects lower operating income in 2005 and tax expense related to our foreign operations despite the consolidated loss before income taxes partially offset by the 2004 impact of the charge taken for the early extinguishment of debt.

RELEVANT NON-GAAP MEASURE--EBITDA

    In addition to the results presented in accordance with generally accepted accounting principles (GAAP), we are also presenting EBITDA, a non-GAAP measure, in this analysis. We define EBITDA as earnings before interest, taxes, depreciation, amortization, non-cash impairment charges, and gains and losses on divestitures. In 2004, we excluded the loss incurred on the early extinguishment of debt. We use EBITDA internally to monitor our overall performance and the performance of our segments and believe that it provides useful supplemental information for comparative purposes since it excludes the impact of investing or financing transactions as well as the effect of asset impairments on our operating results. A reconciliation of net income to EBITDA, as defined, is presented below:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2005           2004
                                                                  --------       --------
Net loss....................................................      $(22,556)      $(16,535)
     Interest...............................................        18,192         18,399
     Income taxes...........................................         8,346         (1,139)
     Depreciation...........................................        11,649         11,465
     Amortization...........................................         1,360          1,486
     Impairment charges.....................................         7,137             --
     Loss on sale of non-strategic businesses...............           722             --
     Loss from the early extinguishment of debt.............            --         17,748
                                                                  --------       --------
EBITDA, as defined..........................................      $ 24,850       $ 31,424
                                                                  ========       ========
EBITDA, as defined, by Segment
    Commercial..............................................      $ 20,921       $ 22,207
    Resale..................................................        10,976         13,818
    Corporate...............................................        (7,047)        (4,601)
                                                                  --------       --------
                                                                  $ 24,850       $ 31,424
                                                                  ========       ========

SEGMENT OPERATIONS

    Our chief executive officer monitors the performance of the ongoing operations of each of our business segments. The summaries of sales and operating income of our two segments have been presented to show each segment without the sales of divested operations ("Division net sales") and to show the operating income of each segment without the operating losses of divested operations and the loss incurred on the sale of non-strategic businesses and excluding restructuring and impairment charges ("Division operating income"). Net sales and operating losses of the operations divested, the loss on sale of non-strategic businesses and restructuring and impairment charges have been included in the tables below to reconcile segment sales and segment operating income reported in Note 12 to our condensed consolidated financial statements to division net sales and division operating income on which our segments are evaluated.

COMMERCIAL

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
(IN THOUSANDS)                                                      2005           2004
--------------                                                    --------       --------
Segment sales...............................................      $346,408       $323,849
     Divested operations....................................        (3,226)        (3,546)
                                                                  --------       --------
Division net sales..........................................      $343,182       $320,303
                                                                  ========       ========
Segment operating income....................................      $  2,263       $ 11,996
    Restructuring and impairment charges....................         8,082            103
    Loss on sale of non-strategic businesses................           722             --
    Divested operations.....................................           353             13
                                                                  --------       --------
Division operating income...................................      $ 11,420       $ 12,112
                                                                  ========       ========
Division operating income margin............................             3%             4%

    Net sales of our commercial segment increased $22.6 million, or 7%, in the first quarter of 2005 compared to the first quarter of 2004. Division net sales increased $22.9 million. This strong sales performance was driven by the following:

    * Sales to our strategic accounts grew $6.5 million, or an increase of 14% in these accounts. Sales in our local markets grew $6.4 million, or an increase of 2.5% in these markets.

    * Acquisitions completed in the second half of 2004 contributed $6.4 million in new sales.

    * The favorable impact of the continued strength of the Canadian dollar on the sales of our Canadian operations was $3.6 million.

    The operating income of the commercial segment declined $9.7 million in the first quarter of 2005 compared to the first quarter of 2004 due primarily to asset impairment charges recorded in the quarter. Despite the increase in sales, division operating income declined $0.7. The decline in division operating income was primarily the result of the following factors:

    * We did not fully recover the higher cost of paper used to produce our envelope products due to contractual commitments and competitive pressures. We estimate the negative impact of lower margins on sales of our envelope products was approximately $4.1 million in the first quarter of 2005.

    * The results at three plants that performed poorly in 2004 continued to deteriorate in 2005 and were approximately $2.0 million lower than the first quarter of 2004.

    * Results in 2005 include higher employee incentive accruals than the first quarter of 2004.

RESALE

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
(IN THOUSANDS)                                                      2005           2004
--------------                                                    --------       --------
Net sales...................................................      $103,194       $ 99,893
                                                                  ========       ========
Segment operating income....................................      $  8,739       $ 11,463
    Restructuring credit....................................           (14)            --
                                                                  --------       --------
Division operating income...................................      $  8,725       $ 11,463
                                                                  ========       ========
Division operating income margin............................             8%            11%

    Net sales of our resale segment increased $3.3 million, or 3%, in the first quarter of 2005 compared to the first quarter of 2004. The sales growth in resale reflects the following:

    * Sales of office products to our retail, wholesale and trade customers were up 22% from the first quarter of 2004. Lower net pricing, however, reduced our overall revenue growth in these channels to $3.9 million.

    * Sales of business labels and traditional documents to our distribution customers declined in the quarter by $1.4 million compared to the first quarter of 2004. This sales decline was partially offset by higher sales of envelopes to our distribution customers.

    Division operating income of our resale segment declined $2.7 million, or 24%, in the first quarter of 2005 compared to the first quarter of 2004. This decline was driven by lower net selling prices for office products sold to our retail and wholesale customers, higher paper prices, higher distribution expenses and higher employee incentive accruals.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
(IN THOUSANDS)                                                      2005           2004
--------------                                                    --------       --------
Cash provided by (used for):
     Operating activities...................................      $(26,499)      $(14,478)
     Investing activities...................................        (3,399)        (5,418)
     Financing activities...................................        31,932         20,092
     Effect of exchange rate changes on cash................            67           (244)
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents........      $  2,101       $    (48)
                                                                  ========       ========

    OPERATING ACTIVITIES. In the first quarter of 2005, our operations used $12.0 million more cash than in the first quarter of 2004. This use of cash was primarily the result of an increase in other working capital accounts.

    INVESTING ACTIVITIES. Capital expenditures were $6.5 million in the first quarter of 2005 compared to $5.6 million in first quarter of 2004. Net proceeds from the sales of non-strategic businesses totaled $3.1 million in the quarter.

    FINANCING ACTIVITIES. Our outstanding debt was $801.8 million at March 31, 2005, an increase of $32.0 million from December 31, 2004. Our debt increased $28.4 million in the first quarter of 2004.

    On March 31, 2005, we had outstanding letters of credit of approximately $25.2 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.0 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                                             SENIOR                           SENIOR
                                         SECURED CREDIT       SENIOR       SUBORDINATED
           REVIEW AGENCY                    FACILITY          NOTES           NOTES            LAST UPDATE
-----------------------------------      --------------       ------       ------------       -------------
Standard & Poor's..................           BB-               B+              B-            December 2004
Moody's............................           Ba3               B1              B3             April 2004

    The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital.

    We expect internally generated cash flow and the financing available under our senior secured credit facility will be sufficient to fund our working capital needs and long-term growth; however, this cannot be assured. Based on the certificate filed April 22, 2005, we had $119.9 million of unused credit available under our senior secured credit facility.

CRITICAL ACCOUNTING ESTIMATES

    In preparing our condensed consolidated financial statements, we make estimates based on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates on an ongoing basis. We base our estimates on historical experience and various other assumptions that are considered reasonable in view of relevant facts and circumstances. Because these accounting estimates and assumptions inherently involve significant judgments and the most uncertainty, the nature of these accounting estimates and assumptions are important to an understanding of our financial statements. Because future events rarely develop exactly as anticipated, even the best estimates routinely require adjustment.

    There were no significant changes in the application of the critical accounting policies and estimates in preparing our condensed consolidated financial statements for the first quarter of 2005 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The critical accounting policies and estimates disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K were allowance for losses on accounts receivable, impairment of long-lived assets, goodwill, self-insurance and accounting for income taxes.

NEW ACCOUNTING STANDARDS

    In April 2005, the Securities and Exchange Commission adopted a rule that amended the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). The rule permits companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the beginning of the reporting period subsequent to June 15, 2005. We will not implement SFAS No. 123R until required to do so on January 1, 2006.

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

CAUTIONARY STATEMENTS

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Cenveo. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value-added products and services; fluctuations in currency exchange rates, particularly with respect to the Canadian dollar; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for envelopes and printed material; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability that could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At March 31, 2005, we had variable rate debt outstanding of $125.5 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which was $314.6 million, would increase our annual interest expense by $3.1 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In the three months ended March 31, 2005, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and net income of approximately $5.2 million and $0.6 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

ITEM 4.  CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

    CHANGES IN INTERNAL CONTROLS. There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                  PART II

ITEM 6.  EXHIBITS

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

  3.3 Bylaws of the Company as amended and restated effective April 17, 2005--incorporated by reference to Exhibit 3.2 of the Company's
         Form 8-K filed April 18, 2005.

  3.4    Certificate of Amendment of Certificate of Incorporation of Cenveo
         Corporation (formerly known as Mail-Well I Corporation) dated May
         14, 2004--incorporated by reference to Exhibit 3.4 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

  3.5 Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of Cenveo, Inc.
         dated April 20, 2005--incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed April 21, 2005.

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

  4.4    Rights Agreement dated April 20, 2005 between Cenveo, Inc. and Computershare
         Trust Company, Inc.--incorporated by reference to Exhibit 4.1 of the Company's
         Form 8-K filed April 21, 2005.

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


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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

 10.22 Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended--incorporated by reference to Exhibit 10.24 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

 10.23   Amendment No. 1 to Second Amended and Restated Credit
         Agreement dated February 8, 2005 among Cenveo, Inc., Cenveo
         Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit
         Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit
         10.23 of the Company's Annual Form 10-K filed February 28,
         2005.

 31.1*   Certification of Periodic Report by Michel P. Salbaing,
         Senior Vice President--Finance and Chief Financial Officer and acting Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1**  Certification of Periodic Report by Michel P. Salbaing,
         Senior Vice President--Finance and Chief Financial Officer and acting Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
 * Filed herewith.
** Furnished herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on May 3, 2005.

                                          CENVEO, INC.

                                          By: /S/ MICHEL P. SALBAING
                                            --------------------------------
                                                  Michel P. Salbaing
                                                Senior Vice President--
                                              Finance and Chief Financial
                                          Officer and acting Chief Executive
                                         Officer (Principal Executive Officer
                                            and Principal Financial Officer)