Form 10-Q
period 2005-06-30
CENVEO, INC
filed 2005-08-02
CIK 920321

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 29, 2005 was $264,448,081.

    As of July 29, 2005 the Registrant had 50,735,041 shares of Common Stock, $0.01 par value, outstanding.

------------------------------------------------------------------------------
==============================================================================

                       CENVEO, INC. AND SUBSIDIARIES

                                   INDEX

                                                                   PAGE
                                                                   ----

Part I. Financial Information

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets--
          June 30, 2005 and December 31, 2004.................       1

        Condensed Consolidated Statements of Operations--
          Three and six months ended June 30, 2005 and 2004...       2

        Condensed Consolidated Statements of Cash Flows--
          Six months ended June 30, 2005 and 2004.............       3

        Notes to Condensed Consolidated Financial
          Statements..........................................       4

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....      11

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.......................................      21

    Item 4. Controls and Procedures...........................      22

Part II. Other Information

    Item 2. Issuer Purchases of Equity Securities.............      23

    Item 4. Submission of Matters to a Vote of Securities
            Holders...........................................      23

    Item 6. Exhibits..........................................      23

Signatures....................................................      27

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CENVEO, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (dollars in thousands)
                                              (Unaudited)

                                                                  JUNE 30, 2005       DECEMBER 31, 2004
                                                                  -------------       -----------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents...............................       $    1,844            $      796
    Accounts receivable.....................................          226,951               252,711
    Inventories.............................................          113,585               112,219
    Other current assets....................................           46,881                46,019
                                                                   ----------            ----------
        TOTAL CURRENT ASSETS................................          389,261               411,745

Property, plant and equipment, net..........................          345,061               367,260
Goodwill....................................................          307,627               308,938
Other intangible assets, net................................           29,853                28,788
Other assets................................................           56,417                58,016
                                                                   ----------            ----------
TOTAL ASSETS................................................       $1,128,219            $1,174,747
                                                                   ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable........................................       $  150,600            $  172,731
    Accrued compensation and related liabilities............           60,249                58,639
    Other current liabilities...............................           57,070                64,714
    Current maturities of long-term debt....................            2,841                 2,270
                                                                   ----------            ----------
        TOTAL CURRENT LIABILITIES...........................          270,760               298,354

Long-term debt, less current maturities.....................          780,734               767,499
Other liabilities...........................................           48,644                51,540
                                                                   ----------            ----------
        TOTAL LIABILITIES...................................        1,100,138             1,117,393
Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...............................               --                    --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 50,557,649 and 48,702,832 shares issued
      and outstanding as of June 30, 2005 and December 31,
      2004, respectively....................................              505                   487
    Paid-in capital.........................................          224,100               214,902
    Accumulated deficit.....................................         (203,205)             (170,039)
    Deferred compensation...................................           (2,885)               (2,003)
    Accumulated other comprehensive income..................            9,566                14,007
                                                                   ----------            ----------
        TOTAL SHAREHOLDERS' EQUITY..........................           28,081                57,354
                                                                   ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $1,128,219            $1,174,747
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

                                     CENVEO, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except earnings per share amounts)
                                              (Unaudited)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                    2005           2004           2005           2004
                                                  --------       --------       --------       --------
Net sales...................................      $421,736       $409,396       $871,338       $833,138
Cost of sales...............................       338,428        325,762        701,275        661,084
                                                  --------       --------       --------       --------
Gross profit................................        83,308         83,634        170,063        172,054
Operating expenses:
    Selling, general and administrative
      expenses..............................        64,559         66,415        137,224        134,413
    Amortization of intangible assets.......         1,276          1,396          2,606          2,801
    Loss on sale of non-strategic
      businesses............................           539             --          1,260             --
    Restructuring, impairment and other
      charges...............................         4,922          1,018         12,990          1,121
                                                  --------       --------       --------       --------
Operating income............................        12,012         14,805         15,983         33,719
Other expenses:
    Interest expense........................        18,802         17,513         36,995         35,912
    Loss from the early extinguishment of
      debt..................................            --             --             --         17,748
    Other...................................           445            527            434            968
                                                  --------       --------       --------       --------
Loss from continuing operations before
  income taxes..............................        (7,235)        (3,235)       (21,446)       (20,909)
Income tax expense (benefit)................         3,374             61         11,721         (1,078)
                                                  --------       --------       --------       --------
Loss from continuing operations.............       (10,609)        (3,296)       (33,167)       (19,831)
Gain on disposal of discontinued operations,
  net of taxes of $770......................            --          1,230             --          1,230
                                                  --------       --------       --------       --------
Net loss....................................      $(10,609)      $ (2,066)      $(33,167)      $(18,601)
                                                  ========       ========       ========       ========
Earnings (loss) per share--basic and
  diluted:
    Continuing operations...................      $  (0.22)      $  (0.07)      $  (0.69)      $  (0.42)
    Discontinued operations.................            --           0.03             --           0.03
                                                  --------       --------       --------       --------
Loss per share--basic and diluted...........      $  (0.22)      $  (0.04)      $  (0.69)      $  (0.39)
                                                  ========       ========       ========       ========
Weighted average shares--basic and
  diluted...................................        48,804         47,740         48,292         47,737

                       See notes to condensed consolidated financial statements.

                                   CENVEO, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                            (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                  ------------------------------
                                                                     2005               2004
                                                                  ----------         -----------
Cash flows from operating activities:
  Net loss from continuing operations.......................      $  (33,167)        $   (19,831)
  Adjustments to reconcile net loss from continuing
   operations to net cash used in operating activities:
       Depreciation.........................................          23,289              22,841
       Amortization.........................................           4,896               5,093
       Asset impairment charges.............................           7,689                  --
       Loss on sale of non-strategic businesses.............           1,260                  --
       Write-off of deferred financing fees.................              --               4,220
       Deferred income tax expense (benefit)................             456              (7,949)
       Loss on disposal of assets...........................              77                 240
       Other non-cash charges, net..........................            (703)               (366)
  Changes in operating assets and liabilities, excluding the effects of operations acquired and sold:
       Accounts receivable..................................          25,723               4,210
       Inventories..........................................          (2,247)            (20,011)
       Accounts payable and accrued compensation............         (20,077)              7,686
       Income taxes payable.................................            (476)               (991)
       Other working capital changes........................          (9,415)                211
       Other, net...........................................          (6,877)                (76)
                                                                  ----------         -----------
         Net cash used in operating activities..............          (9,572)             (4,723)
Cash flows from investing activities:
      Aquisitions, net of cash acquired.....................          (3,995)                 --
      Capital expenditures..................................         (12,652)            (12,460)
      Proceeds from divestitures............................           4,158               2,000
      Proceeds from sales of property, plant and
       equipment............................................             284                 346
                                                                  ----------         -----------
         Net cash used in investing activities..............         (12,205)            (10,114)
Cash flows from financing activities:
      Increase in borrowings under credit facility..........          14,824               6,806
      Proceeds from issuance of long-term debt..............              --             320,000
      Repayments of long-term debt..........................          (1,018)           (302,809)
      Proceeds from issuance of common stock................           9,082                  46
      Capitalized loan fees.................................              --              (8,936)
                                                                  ----------         -----------
        Net cash provided by financing activities...........          22,888              15,107
Effect of exchange rate changes on cash and cash
 equivalents................................................             (63)               (412)
                                                                  ----------         -----------
        Net increase (decrease) in cash and cash
         equivalents........................................           1,048                (142)
Cash and cash equivalents at beginning of year..............             796                 307
                                                                  ----------         -----------
Cash and cash equivalents at end of quarter.................      $    1,844         $       165
                                                                  ==========         ===========

                    See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Cenveo, Inc. and subsidiaries (collectively, "Cenveo", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Cenveo at June 30, 2005, the results of operations for the three and six months ended June 30, 2005, and the cash flows for the six months ended June 30, 2005. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    It has been our practice to close our quarters on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 and 26 weeks ending on July 2, 2005 and June 26, 2004, are reported as ending on June 30, 2005 and 2004, respectively. The effects of this practice are generally not significant.

    The financial statements and other financial information presented in this report should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2004.

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

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments: an amendment of FASB Statements No. 123 and 95 ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The Company expects to implement SFAS 123R in the first quarter of 2006 and use the modified-prospective transition method of implementation. Under the modified-prospective transition method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption, which will be January 1, 2006, for all share-based payments granted, modified or settled after January 1, 2006 as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006. The Company will recognize compensation expense on awards granted subsequent to January 1, 2006 using the fair values determined by a valuation model prescribed by SFAS 123R. The compensation expense on awards granted prior to January 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. The Company has not determined the impact of its adoption of SFAS No. 123R.

                       CENVEO, INC. AND SUBSIDIARIES

 2. STOCK-BASED COMPENSATION (CONTINUED)

    If we were to apply the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's reported and pro forma net loss and loss per share would have been as follows (in thousands, except per share data):

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                    ----------------------       -----------------------
                                                      2005          2004           2005           2004
                                                    --------       -------       --------       --------
     Net loss, as reported....................      $(10,609)      $(2,066)      $(33,167)      $(18,601)
          Adjustment for stock-based
            compensation expense (expense
            reversal) included in reported net
            loss..............................          (939)          165           (747)           309
          Less: stock-based compensation
            expense determined under fair
            value method for all awards.......           (77)         (805)        (1,381)        (1,374)
                                                    --------       -------       --------       --------
    Pro forma net loss........................      $(11,625)      $(2,706)      $(35,295)      $(19,666)
                                                    ========       =======       ========       ========
    Loss per share--basic and diluted:
          As reported.........................      $  (0.22)      $ (0.04)      $  (0.69)      $  (0.39)
          Pro forma...........................      $  (0.24)      $ (0.06)      $  (0.73)      $  (0.41)

 3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2005              2004
                                                                     ---------       ------------
    Raw materials...........................................         $  35,173        $  36,440
    Work in process.........................................            28,064           30,357
    Finished goods..........................................            55,338           50,122
                                                                     ---------        ---------
                                                                       118,575          116,919
    Reserves................................................            (4,990)          (4,700)
                                                                     ---------        ---------
                                                                     $ 113,585        $ 112,219
                                                                     =========        =========

 4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2005              2004
                                                                     ---------       ------------
    Land and land improvements..............................         $  18,820        $  19,457
    Buildings and building improvements.....................           109,330          109,889
    Machinery and equipment.................................           524,184          532,470
    Furniture and fixtures..................................            14,016           13,997
    Construction in progress................................             9,734            9,806
                                                                     ---------        ---------
                                                                       676,084          685,619
    Accumulated depreciation................................          (331,023)        (318,359)
                                                                     ---------        ---------
                                                                     $ 345,061        $ 367,260
                                                                     =========        =========

                       CENVEO, INC. AND SUBSIDIARIES

 5. COMPREHENSIVE LOSS

    A summary of the comprehensive loss is as follows (in thousands):

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                 -------------------------       -----------------------
                                                   2005            2004            2005           2004
                                                 ---------       ---------       --------       --------
    Net loss...............................      $ (10,609)      $  (2,066)      $(33,167)      $(18,601)
    Other comprehensive loss:
          Currency translation
           adjustment......................         (2,837)         (3,150)        (4,441)        (5,128)
                                                 ---------       ---------       --------       --------
    Comprehensive loss.....................      $ (13,446)      $  (5,216)      $(37,608)      $(23,729)
                                                 =========       =========       ========       ========

 6. LONG-TERM DEBT

    At June 30, 2005 and December 31, 2004, long-term debt consisted of the following (in thousands):

                                                                  JUNE 30,         DECEMBER 31,
                                                                    2005               2004
                                                                  --------         ------------
    Senior Secured Credit Facility, due 2008................      $ 93,265           $ 78,441
    Senior Notes, due 2012..................................       350,000            350,000
    Senior Subordinated Notes, due 2013.....................       320,000            320,000
    Other...................................................        20,310             21,328
                                                                  --------           --------
                                                                   783,575            769,769
    Less current maturities.................................        (2,841)            (2,270)
                                                                  --------           --------
        Long-term debt......................................      $780,734           $767,499
                                                                  ========           ========

    As of June 30, 2005, the Company was in compliance with all of the covenants of its various debt agreements.

 7. INCOME TAXES

    Since our U.S. operations have incurred substantial net operating losses over the last four years, we have recorded a valuation allowance to offset the estimated tax benefit from the net operating loss incurred by our U.S. operations in the three and six months ended June 30, 2005. The tax expense reported for the three and six months ended June 30, 2005 relates to our Canadian operations which are expected to generate taxable income in 2005. In addition, a valuation allowance of $3.7 million was recorded in the first quarter for foreign tax credits generated that are not likely to be used.

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

    A summary of the restructuring, impairment and other charges recorded in the three and six months ended June 30, 2005 follows:

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30, 2005           JUNE 30, 2005
                                                             ------------------       ----------------
    Restructuring charges
        Employee termination and related expenses......            $3,962                 $ 4,357
        Other..........................................              (180)                    356
    Impairment charges
        Commercial.....................................                --                   7,137
        Resale.........................................               552                     552
    Other charges......................................               588                     588
                                                                   ------                 -------
                                                                   $4,922                 $12,990
                                                                   ======                 =======

    In June 2005, we announced a corporate-wide initiative to reduce selling, general and administrative expenses by $20 million. We recorded employee separation and related expenses of $4.0 million in the second quarter as a result of the elimination of 114 jobs. There will be additional charges of approximately $1.0 million related to this initiative in the third quarter.

    In the first quarter of 2005, the commercial segment began the closure of a small printing operation located in Phoenix, Arizona and the consolidation of its production into our Los Angeles, California printing plant. We have incurred employee separation and related expenses of $0.3 million to cover the separation of 45 employees, and $0.3 million of other closure costs associated with the shut-down of this plant which was completed during the second quarter. In addition, we have completed the consolidation of our printing operations in Seattle, Washington and San Francisco, California. The restructuring expenses incurred to complete these consolidations totaled $0.2 million.

    In July 2005, we began evaluating other opportunities to optimize capacity and reduce operating expenses. We anticipate additional restructuring charges during the remainder of 2005.

    During the three months ended June 30, 2005, we determined the value of certain equipment used in the resale segment for production of traditional business documents to be impaired. This equipment will be taken out of service during the second half of 2005 or the first quarter of 2006. The commercial asset impairment charges relate to certain operations that operated at a loss throughout 2004 and have continued to perform poorly in 2005. It became apparent early in 2005 that the plans that had been developed to make these operations profitable were not likely to be successful as quickly as we expected. In the first quarter of 2005, we determined the value of certain assets at these operations to be impaired since it was more likely than not that these assets would be sold or otherwise disposed of significantly before the end of their estimated useful lives. These impairment charges are based on management's best estimates. Additional impairment and restructuring charges may be required prior to the end of 2005.

    Other charges include investment banking and legal fees incurred during the second quarter of 2005 in connection with the evaluation of the Company's strategic alternatives and in connection with the special meeting of shareholders called by a dissident shareholder group. The evaluation has not been completed and the proxy contest in connection with the special meeting is ongoing; accordingly, additional expenses will be incurred during the remainder of 2005.

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    The 2001 and 2002 restructuring plans have been completed. The following is a summary of the activity charged to the 2002 restructuring liability for the six months ended June 30, 2005:

                                                                  COMMERCIAL       RESALE       TOTAL
                                                                  ----------       ------       -----
    Balance, December 31, 2004.............................         $ 653           $ 14        $ 667
        Payments for lease termination and property exit
          costs............................................          (428)            --         (428)
        Payments for other exit costs......................          (127)            --         (127)
        Reversal of unused accrual.........................            --            (14)         (14)
                                                                    -----           ----        -----
    Balance, June 30, 2005.................................         $  98           $ --        $  98
                                                                    =====           ====        =====

    A summary of the activity charged to the 2001 restructuring liability during the six months ended June 30, 2005 is as follows (in thousands):

                                                                  COMMERCIAL
                                                                  ----------
    Balance, December 31, 2004..............................        $ 426
        Payments for lease termination and property exit
          costs.............................................         (128)
                                                                    -----
    Balance, June 30, 2005..................................        $ 298
                                                                    =====

 9. LOSS ON SALE OF NON-STRATEGIC BUSINESSES

    The following is a summary of the loss recognized as a result of the sale of non-strategic businesses during the three and six months ended June 30, 3005 (in thousands):

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30, 2005           JUNE 30, 2005
                                                             ------------------       ----------------
    Commercial
        Printing operations in Riviera Beach, FL and
          Osage Beach, MO..............................             $313                   $  864
        Envelope jet printing operation in Canada......               --                      170
    Resale
        Mailing supplies business......................              226                      226
                                                                    ----                   ------
                                                                    $539                   $1,260
                                                                    ====                   ======

    The net proceeds as a result of these divestitures totaled $4.2 million. The following table summarizes the net sales and operating losses of these businesses that are included in the condensed consolidated statements of operations:

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                         -------------------       --------------------
                                                          2005         2004         2005         2004
                                                         ------       ------       ------       -------
     Net sales.....................................      $1,709       $6,735       $7,443       $12,624
     Operating losses..............................      $  (90)      $ (142)      $ (630)      $  (273)

     The Company has ongoing supply agreements with these entities; accordingly, the dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated statements of operations.

                       CENVEO, INC. AND SUBSIDIARIES

10. PENSION PLANS

    The components of the net periodic pension expense for the Company's pension plans and the supplemental executive retirement plans are as follows (in thousands):

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                        -------------------       ---------------------
                                                        2005          2004         2005          2004
                                                        -----         -----       -------       -------
    Service cost..................................      $ 650         $ 521       $ 1,309       $ 1,065
    Interest cost.................................        890           765         1,719         1,476
    Expected return on plan assets................       (970)         (812)       (1,899)       (1,656)
    Net amortization and deferral.................        125            50           300           103
                                                        -----         -----       -------       -------
    Net periodic pension expense..................      $ 695         $ 524       $ 1,429       $   988
                                                        =====         =====       =======       =======

    We expect to contribute $2.8 million to the Company's pension plans in 2005. As of June 30, 2005, contributions of $1.4 million had been made.

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

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                   ----------------------       -----------------------
                                                     2005          2004           2005           2004
                                                   --------       -------       --------       --------
Numerator:
Numerator for basic and diluted loss per
  share--net loss............................      $(10,609)      $(2,066)      $(33,167)      $(18,601)
                                                   ========       =======       ========       ========
Denominator:
Denominator for basic and diluted loss per
  share--weighted average shares.............        48,804        47,740         48,292         47,737
    Loss per share--basic and diluted........      $  (0.22)      $ (0.04)      $  (0.69)      $  (0.39)
                                                   ========       =======       ========       ========

    In the three and six months ended June 30, 2005 and 2004, outstanding options and shares of restricted stock in the amount of 4,644,000 and 7,330,000, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

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

    The resale segment produces business documents and labels, custom and stock envelopes, and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office-products retail chains and the Internet.

                       CENVEO, INC. AND SUBSIDIARIES

12. SEGMENT INFORMATION (CONTINUED)

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Inter-company sales for the three months ended June 30, 2005 and 2004 were $6.9 million and $6.2 million, respectively. Inter-company sales for the six months ended June 30, 2005 and 2004 were $12.9 and $11.5 million, respectively. These amounts were eliminated in consolidation and excluded from reported net sales.

    The following tables present certain segment information for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                    2005           2004           2005           2004
                                                  --------       --------       --------       --------
    Net sales:
        Commercial..........................      $320,195       $307,583       $666,603       $631,432
        Resale..............................       101,541        101,813        204,735        201,706
                                                  --------       --------       --------       --------
        Total...............................      $421,736       $409,396       $871,338       $833,138
                                                  ========       ========       ========       ========
    Operating income (expense):
        Commercial..........................      $  7,918       $  9,920       $ 10,181       $ 21,914
        Resale..............................         9,321         12,359         18,059         23,822
        Corporate...........................        (5,227)        (7,474)       (12,257)       (12,017)
                                                  --------       --------       --------       --------
        Total...............................      $ 12,012       $ 14,805       $ 15,983       $ 33,719
                                                  ========       ========       ========       ========
    Restructuring, impairment and other
      charges included in operating income:
        Commercial..........................      $  2,422       $  1,018       $ 10,505       $  1,121
        Resale..............................         1,676             --          1,661             --
        Corporate...........................           824             --            824             --
                                                  --------       --------       --------       --------
        Total...............................      $  4,922       $  1,018       $ 12,990       $  1,121
                                                  ========       ========       ========       ========
    Net sales by product line:
        Commercial printing.................      $188,748       $186,873       $399,125       $385,073
        Envelopes...........................       183,322        172,077        373,093        346,180
        Business documents and labels.......        49,666         50,446         99,120        101,885
                                                  --------       --------       --------       --------
        Total...............................      $421,736       $409,396       $871,338       $833,138
                                                  ========       ========       ========       ========

    In July 2005, we reorganized our management structure and our manufacturing operations. We anticipate a change in our operating segments as a result of this reorganization.

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

    Our resale segment produces business documents and labels, custom and stock envelopes, and specialty packaging and mailers. These products are generally sold through professional print distributors, business forms suppliers, office products retail chains and the Internet. The resale segment operates 18 manufacturing facilities.

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

REVIEW OF RESULTS

    The discussion and analysis of the results of operations includes an overview of our consolidated results for the second quarter and the first six months of 2005 followed by a discussion of the results of our two business segments.

    A summary of our consolidated statements of operations is presented below. The summary presents reported net sales and operating income as well as the net sales and operating income data of our business segments used internally to assess operating performance of our business segments. Division sales exclude sales of divested operations and division operating income excludes the costs associated with our corporate headquarters, operating losses of divested operations, losses incurred on the divestitures of non-strategic businesses, charges related to restructuring and impairments and expenses incurred that are unrelated to operations.

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2005           2004           2005           2004
----------------------------------------          --------       --------       --------       --------
Division net sales..........................      $420,027       $402,661       $863,895       $820,515
    Divested operations.....................         1,709          6,735          7,443         12,623
                                                  --------       --------       --------       --------
Net sales...................................      $421,736       $409,396       $871,338       $833,138
                                                  ========       ========       ========       ========
Division operating income...................      $ 21,965       $ 23,439       $ 42,296       $ 47,130
    Unallocated corporate expenses..........        (4,402)        (7,474)       (11,433)       (12,017)
    Restructuring, impairment and other
      charges...............................        (4,922)        (1,018)       (12,990)        (1,121)
    Divested operations.....................           (90)          (142)          (630)          (273)
    Loss on sale of non-strategic
      businesses............................          (539)            --         (1,260)            --
                                                  --------       --------       --------       --------
Operating income............................        12,012         14,805         15,983         33,719
    Interest expense........................        18,802         17,513         36,995         35,912
    Loss on early extinguishment of debt....            --             --             --         17,748
    Other non operating expenses............           445            527            434            968
                                                  --------       --------       --------       --------
Loss before income taxes....................        (7,235)        (3,235)       (21,446)       (20,909)
    Income tax expense (benefit)............         3,374             61         11,721         (1,078)
                                                  --------       --------       --------       --------
Loss from continuing operations.............       (10,609)        (3,296)       (33,167)       (19,831)
    Gain from discontinued operations.......            --          1,230             --          1,230
                                                  --------       --------       --------       --------
Net loss....................................      $(10,609)      $ (2,066)      $(33,167)      $(18,601)
                                                  ========       ========       ========       ========
Loss per share--diluted.....................      $  (0.22)      $  (0.04)      $  (0.69)      $  (0.39)
                                                  ========       ========       ========       ========

NET SALES

    Consolidated net sales in the second quarter of 2005 were 3% higher than the second quarter of 2004. For the first six months of 2005, consolidated net sales increased 5% over the comparable period of 2004. Growth of division net sales was slightly better. Our strategy of offering the full range of our products and services is continuing to drive the sales performance of the commercial segment. Sales growth in our resale segment has been dampened in 2005 by a decline in sales of traditional business documents, especially continuous forms.

OPERATING INCOME

    Consolidated operating income in the second quarter of 2005 declined $2.8 million compared to the second quarter of 2004 and declined $17.7 million in the first six months of 2004 compared to the corresponding period of 2004.

    DIVISION OPERATING INCOME. Division operating income declined $1.5 million in the second quarter of 2005 and $4.8 million in the first half of 2005 compared to the corresponding periods of 2004. These reductions in profitability were primarily the result of the following:

    * As expected, the profits of our resale segment were lower during the first half of 2005 compared to the first half of 2004 due to the pricing concessions made in the second half of 2004 to defend and grow our share of the office products markets.

    * The cost of the paper used to produce envelopes increased approximately 9% at the beginning of 2005. This increase in the cost of paper has had a negative impact on the margins of our envelope products in 2005 as we experienced delays in passing the higher cost of raw materials to our customers.

    * Management incentives have been accrued in 2005. The accrual required for incentive compensation was not significant in the first six months of 2004 since, under the plan in effect during 2004, the incentives had not been earned.

    UNALLOCATED CORPORATE EXPENSES. Unallocated corporate expenses include the costs of our corporate headquarters and certain expenses not allocated to our segments. Unallocated corporate expenses in 2005 were lower than 2004, because unallocated corporate expenses in the second quarter of 2004 reflected a $2.0 million charge related to a change in our estimate of the cost of workers' compensation claims incurred prior to 2004. As a result of the change in our chief executive officer we incurred expenses totaling approximately $2.1 million. The majority of these expenses were incurred in the first quarter of the year.

    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. A summary of the restructuring, impairment and other charges recorded in the second quarter and first six months of 2005 follows:

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30, 2005           JUNE 30, 2005
                                                             ------------------       ----------------
Restructuring charges
    Employee termination and related expenses..........            $3,962                 $ 4,357
    Other..............................................              (180)                    356
Impairment charges
    Commercial.........................................                --                   7,137
    Resale.............................................               552                     552
Other charges..........................................               588                     588
                                                                   ------                 -------
                                                                   $4,922                 $12,990
                                                                   ======                 =======

    In June 2005, we announced a corporate-wide initiative to reduce selling, general and administrative expenses by $20 million. We recorded employee separation and related expenses of $4.0 million in the second quarter as a result of the elimination of 114 jobs. We estimate the annual savings from the elimination of these positions as well as other actions taken as of June 30, 2005 will be approximately $17.1 million. There will be additional charges of approximately $1.0 million in the third quarter to coincide with the remaining actions to be taken to complete this initiative which will bring the total annual savings to $20.0 million.

    In the first quarter of 2005, the commercial segment began the closure of a small printing operation in Phoenix, Arizona and the consolidation of its production in our Los Angeles, California printing plant. We have incurred employee separation and other related expenses of $0.3 million to cover the separation of 45 employees and $0.3 million of other closure costs associated with the shut-down of this plant which was completed during the second quarter. In addition, we have completed the consolidations of our printing operations in Seattle, Washington and San Francisco, California during the first quarter of 2005. The cost incurred to complete these consolidations was $0.2 million.

    In July 2005, we began evaluating other opportunities to optimize capacity and reduce operating expenses. We anticipate additional restructuring charges during the remainder of 2005.

    In the second quarter of 2005, we determined the value of certain equipment used in the resale segment for the production of traditional business documents to be impaired. This equipment will be taken out of service during the second half of 2005 or the first quarter of 2006. In the first quarter, we determined the value of the equipment at certain operations in our commercial segment that operated at a loss throughout 2004 and continued to perform poorly in 2005 to be impaired. It became apparent in early 2005 that the plans that had been developed to make these operations profitable were not likely to be successful. We intend to exit these businesses by the end of 2005 and have written down the carrying value of equipment that will be held and used until the operations are either sold or closed.

    Other charges include investment banking and legal fees incurred during the second quarter of 2005 in connection with the evaluation of the Company's strategic alternatives and in connection with the special meeting of shareholders called by a dissident shareholder group. The evaluation has not been completed and the proxy contest in connection with the special meeting is ongoing; accordingly, additional expenses will be incurred during the remainder of 2005.

LOSS ON SALE OF NON-STRATEGIC BUSINESSES

    In the second quarter of 2005, the resale segment sold its mailing supplies business. In the first quarter of 2005, the commercial segment sold its printing operations in Riviera Beach, Florida and Osage Beach, Missouri and a jet printing operation in Canada. The net sales and the operating income of these businesses were as follows:

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                         -------------------       --------------------
                                                          2005         2004         2005         2004
                                                         ------       ------       ------       -------
    Sales..........................................      $1,709       $6,735       $7,443       $12,624
    Operating income...............................         (90)        (142)        (630)         (273)

    The total loss of $1.3 million recorded as a result of the divestitures of these non-strategic businesses was primarily due to the write-off of the goodwill allocated to these businesses as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

INTEREST EXPENSE

    Interest expense increased $1.3 million to $18.8 million in the second quarter of 2005 from $17.5 million in the second quarter of 2004. Interest expense in the second quarter reflects average outstanding debt of $817.7 million during the quarter and a weighted average interest rate of 8.3% compared to average outstanding debt of $807.1 million during the second quarter of 2004 and a weighted average interest rate of 8.06%.

    Interest expense increased $1.1 million to $37.0 million during the first six months of 2005 compared to the first six months of 2004. Interest expense during this period reflects our average outstanding debt of $822.9 million and a weighted average interest rate of 8.25% compared to the average outstanding debt of $812.4 million and a weighted average interest rate of 8.19% during the first six months of 2004.

LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT

    In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem our 8 3/4% senior subordinated notes due 2008. The premium paid to redeem the 8 3/4% notes and the unamortized debt issuance costs on the 8 3/4% notes, which were written off, totaled $17.7 million.

INCOME TAXES

    Since our U.S. operations have incurred substantial net operating losses over the last four years, we have recorded a valuation allowance to offset the estimated tax benefit from the net operating losses incurred by our U.S. operations. The tax expense reported for 2005 relates to our Canadian operations which are expected to generate taxable income in 2005. In addition, a valuation allowance of $3.7 million was recorded in the first quarter of 2005 for foreign tax credits generated that are not likely to be used.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

    In September 2000, we sold the extrusion coating and laminating business segment of American Business Products, Inc., a company we acquired in February 2000. The consideration received for this business included an unsecured note which was fully reserved at the time of the sale. This note was redeemed by the issuer in June 2004 for $2.0 million. The proceeds, net of tax, were recorded as a gain on disposal of discontinued operations.

NET LOSS AND NET LOSS PER SHARE

    The net loss of $10.6 million, or $0.22 per share, for the second quarter of 2005 and the net loss of $33.2 million, or $0.69 per share, for the first six months of 2005 reflect lower division operating income, higher restructuring and impairment charges, higher interest expense and higher tax expense than during the comparable periods of 2004.

RELEVANT NON-GAAP MEASURE--EBITDA

    We use EBITDA, a non-GAAP measure, internally to monitor our overall performance and the performance of our segments. We define EBITDA as earnings before interest, taxes, depreciation, amortization, impairment charges, and losses on the sale of non-strategic businesses. Additionally, we exclude the impacts of restructuring and related charges and the EBITDA of divested operations. In 2004, we excluded the loss incurred on the early extinguishment of debt. We believe EBITDA, as defined, provides useful supplemental information for comparative purposes since it excludes the impact of investing and financing transactions as well as the effect of asset impairments and restructuring and related charges on our operating results. A reconciliation of net income to EBITDA, as defined, is presented below:

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                   ----------------------       -----------------------
                                                     2005          2004           2005           2004
                                                   --------       -------       --------       --------
Net loss.....................................      $(10,609)      $(2,066)      $(33,167)      $(18,601)
    Interest.................................        18,802        17,513         36,995         35,912
    Income taxes.............................         3,374            61         11,721         (1,078)
    Depreciation.............................        11,640        11,375         23,289         22,841
    Amortization.............................         1,306         1,416          2,667          2,901
    Retructuring, impairment and other
      charges................................         4,922         1,018         12,990          1,121
    Loss on sale of non-strategic
      businesses.............................           539            --          1,260             --
    Divested operations......................            71           (86)           442           (194)
    Loss from the early extinguishment of
      debt...................................            --            --             --         17,748
    Gain on discontinued operations..........            --        (1,230)            --         (1,230)
                                                   --------       -------       --------       --------
EBITDA, as defined...........................      $ 30,045       $28,001       $ 56,197       $ 59,420
                                                   ========       =======       ========       ========
EBITDA, as defined, by segment:
    Commercial...............................      $ 21,436       $21,419       $ 43,513       $ 43,545
    Resale...................................        13,496        14,409         24,618         28,303
    Corporate................................        (4,887)       (7,827)       (11,934)       (12,428)
                                                   --------       -------       --------       --------
                                                   $ 30,045       $28,001       $ 56,197       $ 59,420
                                                   ========       =======       ========       ========

SEGMENT OPERATIONS

    Our chief executive officer monitors the performance of the ongoing operations of each of our business segments. The summaries of sales and operating income of our two segments have been presented to show each segment without the sales of divested operations ("Division net sales") and to show the operating income of each segment without the operating income of divested operations, restructuring and impairment charges and the losses incurred on divestitures ("Division operating income"). Net sales and operating income of the operations divested, restructuring and impairment charges and the losses incurred on divestitures have been included in the tables that follow to reconcile segment sales and segment operating income reported in Note 12 to our condensed consolidated financial statements to division net sales and division operating income on which our segments are evaluated.

COMMERCIAL

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
(IN THOUSANDS)                                      2005           2004           2005           2004
--------------                                    --------       --------       --------       --------
Segment sales...............................      $320,195       $307,583       $666,603       $631,432
    Divested operations.....................            --         (3,294)        (3,285)        (6,938)
                                                  --------       --------       --------       --------
Division net sales..........................      $320,195       $304,289       $663,318       $624,494
                                                  ========       ========       ========       ========

Segment operating income....................      $  7,918       $  9,920       $ 10,181       $ 21,914
    Restructuring and impairment charges....         2,422          1,018         10,505          1,121
    Loss on sale of non-strategic
      businesses............................           313             --          1,034             --
    Divested operations.....................            --            377            353            391
                                                  --------       --------       --------       --------
Division operating income...................      $ 10,653       $ 11,315       $ 22,073       $ 23,426
                                                  ========       ========       ========       ========
Division operating income margin............             3%             4%             3%             4%

    Net sales of our commercial segment increased $12.6 million, or 4%, in the second quarter of 2005 compared to the second quarter of 2004. Division net sales increased $15.9 million, or 5%. Net sales increased $35.2 million, or 6%, in the first six months of 2005 compared to the corresponding period of 2004. Division net sales increased $38.8 million, or 6%. Division net sales for the second quarter of 2005 and the first six months of the year reflect the following:

    * Sales to our strategic accounts grew 34% in the second quarter and 24% during the first half of the year.

    * Sales in our local markets declined 1.3% in the second quarter and were less than 1% lower on a year-to-date basis.

    * There was a favorable foreign exchange impact on sales of $4.0 million in the second quarter of 2005 and $7.7 million for the first six months of the year. This trend could reverse in the second half of 2005 since the Canadian dollar has declined since the end of 2004.

    Operating income of the commercial segment declined $2.0 million in the second quarter of 2005 and $11.7 million in the first six months of 2005 when compared to the corresponding periods of 2004. These declines in profitability were driven primarily by restructuring and asset impairment charges and losses on the sale of non-strategic businesses. Despite the increase in sales, division operating income declined $0.7 million in the second quarter of 2005 and $1.4 million in the first six months of 2005. The significant factors contributing to this performance were as follows:

    * Due to contractual commitments and competitive pressures, we have not fully recovered the higher cost of paper and other materials used to produce our envelope products. We estimate the negative impact of the lower margins of our envelope products to have been approximately $2.2 million in the second quarter of 2005 which is less than the impact of $4.1 million estimated in the first quarter.

    * The results at three plants that performed poorly in 2004 improved in the second quarter of 2005 compared to the second quarter of 2004; however, for the first six months of 2005, the results at these plants have been $1.4 million lower than the first six months of 2004.

    * Results in 2005 include higher incentive accruals than the results reported in 2004.

RESALE

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
(IN THOUSANDS)                                      2005           2004           2005           2004
--------------                                    --------       --------       --------       --------
Segment sales...............................      $101,541       $101,813       $204,735       $201,706
    Divested operations.....................        (1,709)        (3,441)        (4,158)        (5,686)
                                                  --------       --------       --------       --------
Division net sales..........................      $ 99,832       $ 98,372       $200,577       $196,020
                                                  ========       ========       ========       ========

Segment operating income....................      $  9,321       $ 12,359       $ 18,059       $ 23,822
    Restructuring and impairment charges....         1,676             --          1,661             --
    Loss on sale of non-strategic
      business..............................           226             --            226             --
    Divested operations.....................            90           (235)           277           (118)
                                                  --------       --------       --------       --------
Division operating income...................      $ 11,313       $ 12,124       $ 20,223       $ 23,704
                                                  ========       ========       ========       ========
Division operating income margin............            11%            12%            10%            12%

    Net sales of our resale segment were slightly lower in the second quarter of 2005 than the second quarter of 2004 due primarily to lower sales of the mailing supplies business that was sold during the quarter. Division net sales increased $1.5 million. For the first six months of 2005, net sales increased $3.0 million compared to 2004, while division net sales increased $4.6 million. Division net sales for the second quarter of 2005 and the first six months of the year reflect the following:

    * Sales of office products to our retail, wholesale and trade customers grew 17% in the second quarter of 2005 and 20% in the first six months of 2005. Lower net pricing, however, reduced our overall revenue growth in these markets to $3.0 million in the second quarter and $6.7 million in the first six months of 2005.

    * Sales of labels, documents and envelopes to our distribution customers declined $1.7 million in the second quarter of 2005 and $2.3 million for the first six months of 2005. These declines were primarily due to lower sales of traditional business documents, specifically continuous forms, and lower prices for our specialty forms.

    The operating income of the resale segment declined $3.0 million, or 25%, in the second quarter of 2005. Division operating income declined $0.8 million, or 7%. For the first six months of 2005 operating income declined $5.8 million, or 24%, while division operating income declined $3.5 million, or 15%. The declines in division operating income were primarily due to lower net selling prices for office products and higher distribution expenses in the retail and wholesale market segment. Higher incentive accruals in 2005 also contributed to lower operating income in 2005. Operating income of our operations selling labels, documents and envelopes through distributors has improved in 2005 despite lower sales. This improvement was achieved by controlling manufacturing costs and reducing selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized as follows:

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  -----------------------
(IN THOUSANDS)                                                      2005           2004
--------------                                                    --------       --------
Cash provided by (used for):
    Operating activities....................................      $ (9,572)      $ (4,723)
    Investing activities....................................       (12,205)       (10,114)
    Financing activities....................................        22,888         15,107
    Effect of exchange rate changes on cash.................           (63)          (412)
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents........      $  1,048       $   (142)
                                                                  ========       ========

    OPERATING ACTIVITIES. During the first six months of 2005, our operations used $6.3 million more cash than in the first six months of 2004. This increased use of cash was primarily due to payments made to customers for rebates earned in 2004, a payment made related to a long-term customer contract and deferred compensation payments.

    INVESTING ACTIVITIES. Capital expenditures were $12.7 million in the first six months of 2005 compared to $12.5 million in the first six months of 2004. Proceeds from divestitures were $4.2 million in 2005 compared to $2.0 million in 2004. Acquisition spending in 2005 included a $1.4 million payment on an acquisition completed in 2004 and $2.5 million paid to acquire a small operation that has been consolidated with our printing operation in Philadelphia, Pennsylvania.

    FINANCING ACTIVITIES. Our outstanding debt was $783.6 million at June 30, 2005, an increase of $13.8 million from December 31, 2004. Proceeds received from the exercise of stock options during the six months ended June 30, 2005 totaled $9.1 million.

    On June 30, 2005, we had outstanding letters of credit of approximately $25.2 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.0 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                                             SENIOR                           SENIOR
                                         SECURED CREDIT       SENIOR       SUBORDINATED
           REVIEW AGENCY                    FACILITY          NOTES           NOTES            LAST UPDATE
-----------------------------------      --------------       ------       ------------       -------------
Standard & Poor's..................           BB-               B+              B             December 2004
Moody's............................           Ba3               B1              B3             April 2004

    The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital.

    We expect internally generated cash flow and the financing available under our senior secured credit facility will be sufficient to fund our working capital needs and long-term growth; however, this cannot be assured. Based on the certificate filed July 22, 2005, we had $97.3 million of unused credit available under our senior secured credit facility.

CRITICAL ACCOUNTING ESTIMATES

    In preparing the consolidated condensed financial statements, we make estimates based on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates on an ongoing basis. We base our estimates on historical experience and various other assumptions that are considered reasonable in view of relevant facts and circumstances. Because these accounting estimates and assumptions inherently involve significant judgments and the most uncertainty, the nature of these accounting estimates and assumptions are important to an understanding of our financial statements. Because future events rarely develop exactly as anticipated, even the best estimates routinely require adjustment.

    There were no significant changes in the application of the critical accounting policies and estimates in preparing our consolidated condensed financial statements for the second quarter of 2005 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The critical accounting policies and estimates disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operations were allowances for losses on accounts receivable, impairment of long-lived assets, goodwill, self-insurance and accounting for income taxes.

NEW ACCOUNTING STANDARDS

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments: an amendment of FASB Statements No. 123 and 95 ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The Company expects to implement SFAS 123R in the first quarter of 2006 and use the modified-prospective transition method of implementation. Under the modified-prospective transition method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption, which will be January 1, 2006, for all share-based payments granted, modified or settled after January 1, 2006 as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006. The Company will recognize compensation expense on awards granted subsequent to January 1, 2006 using the fair values determined by a valuation model prescribed by SFAS 123R. The compensation expense on awards granted prior to January 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation. The Company has not determined the impact of its adoption of SFAS No. 123R.

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

CAUTIONARY STATEMENTS

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Cenveo. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to be profitable on a consistent basis; the impact of a new CEO and changes in management and strategic direction that may be made; the impact of a special shareholders' meeting to be held September 14, 2005 called by a dissident shareholder group to replace the current board of directors and the potential triggering of certain change of control provisions under our debt instruments as a result thereof; the ability to effectively execute cost reduction programs and management reorganizations; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value-added products and services; fluctuations in currency exchange rates, particularly with respect to the Canadian dollar; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for envelopes and printed material; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability that could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At June 30, 2005, we had variable rate debt outstanding of $107.4 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which was $314.2 million, would increase our annual interest expense by $3.1 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In the three and six months ended June 30, 2005, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales of approximately $4.7 million and $10.0 million, respectively, and a decrease in net income of approximately $0.5 and $1.1 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

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

                                  PART II

ITEM 2.  ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                (d) MAXIMUM NUMBER
                                                                                                 (OR APPROXIMATE
                              (a) TOTAL             (b)            (c) TOTAL NUMBER OF           DOLLAR VALUE) OF
                              NUMBER OF        AVERAGE PRICE        SHARES (OR UNITS)         SHARES (OR UNITS) THAT
                              SHARES (OR         PAID PER          PURCHASED AS PART OF        MAY YET BE PURCHASED
                                UNITS)           SHARE (OR          PUBLICLY ANNOUNCED          UNDER THE PLANS OR
          PERIOD              PURCHASED*           UNIT)            PLANS OR PROGRAMS                PROGRAMS
          ------              ----------       -------------       --------------------       ----------------------
05/01/05 - 05/31/05             24,733          $7.56/share
06/01/2005 - 06/30/2005
07/01/2005 - 07/31/2005
                                ------          -----------
    TOTAL                       24,733          $7.56/SHARE
                                ======          ===========

--------
* All 24,733 shares were forfeited to the Company by certain executives in respect of certain withholding tax payments, made by the Company on the executives' behalf, that became due upon the vesting of certain restricted shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On April 27, 2005, the Company held its Annual Meeting of Shareholders, at which the following matters were voted upon:

    ELECTION OF DIRECTORS--The following individuals were elected or re-elected to the Board of Directors by the following vote:

        NAME                                      FOR            WITHHELD
-------------------                            ----------       ----------
Thomas E. Costello                             29,956,635       13,511,401
Paul F. Kocourek                               29,316,738       14,151,298
Martin J. Maloney                              29,284,858       14,183,178
David M. Olivier                               29,835,556       13,632,480
Jerome W. Pickholz                             29,253,442       14,214,594
Alister W. Reynolds                            29,881,248       13,586,788
Susan O. Rheney                                29,259,566       14,208,470
Wellington E. Webb                             28,871,777       14,596,259

    SELECTION OF AUDITORS--The selection by the Audit Committee of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2005 was ratified by the following vote: 41,951,917 For, 1,071,388 Against, 444,730 Abstentions.

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




EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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




EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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




EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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

 10.24   Employment Agreement dated as of June 22, 2005 between the
         Company and James R. Malone--incorporated by reference to
         Exhibit 99.1 of the Company's Form 8-K filed June 24, 2005.

 31.1*   Certification of Periodic Report by James R. Malone,
         President and Chief Executive Officer, pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.

 31.2*   Certification of Periodic Report by Michel P. Salbaing,
         Senior Vice President--Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1**  Certification of Periodic Report by James R. Malone,
         President and Chief Executive Officer, pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002.

 32.2**  Certification of Periodic Report by Michel P. Salbaing,
         Senior Vice President--Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
 * Filed herewith.
** Furnished herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on August 1, 2005.

                                      CENVEO, INC.

                                      By:       /s/ JAMES R. MALONE
                                         -----------------------------------
                                             James R. Malone, President
                                            and Chief Executive Officer
                                           (Principal Executive Officer)

                                      By:      /s/ MICHEL P. SALBAING
                                         -----------------------------------
                                                 Michel P. Salbaing
                                              Senior Vice President--
                                         Finance and Chief Financial Officer
                                            (Principal Financial Officer)