Form 10-Q
period 2005-09-30
CENVEO, INC
filed 2005-11-03
CIK 920321

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                         ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

    As of October 31, 2005 the Registrant had 52,849,769 shares of Common Stock, $0.01 par value, outstanding.

------------------------------------------------------------------------------
==============================================================================

                       CENVEO, INC. AND SUBSIDIARIES

                                   INDEX

                                                                           PAGE
                                                                           ----

Part I. Financial Information

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets--
         September 30, 2005 (unaudited) and December 31, 2004..............  1

        Condensed Consolidated Statements of Operations (unaudited)--
         Three and nine months ended September 30, 2005 and 2004...........  2

        Condensed Consolidated Statements of Cash Flows (unaudited)--
         Nine months ended September 30, 2005 and 2004.....................  3

        Notes to Condensed Consolidated Financial Statements (unaudited)...  4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 23

    Item 4. Controls and Procedures........................................ 24

Part II. Other Information

    Item 2. Issuer Purchases of Equity Securities.......................... 25

    Item 6. Exhibits....................................................... 25

Signatures................................................................. 29

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      CENVEO, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 2005       DECEMBER 31, 2004
                                                              ------------------       -----------------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...........................          $      883              $      796
    Accounts receivable.................................             259,756                 252,711
    Inventories.........................................             125,006                 112,219
    Other current assets................................              43,706                  46,019
                                                                  ----------              ----------
        TOTAL CURRENT ASSETS............................             429,351                 411,745

Property, plant and equipment, net......................             339,154                 367,260
Goodwill................................................             311,697                 308,938
Other intangible assets, net............................              25,232                  28,788
Other assets............................................              40,219                  58,016
                                                                  ----------              ----------
TOTAL ASSETS............................................          $1,145,653              $1,174,747
                                                                  ==========              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable....................................          $  173,086              $  172,731
    Accrued compensation and related liabilities........              59,624                  58,639
    Other current liabilities...........................              66,785                  64,714
    Current maturities of long-term debt................               2,821                   2,270
                                                                  ----------              ----------
        TOTAL CURRENT LIABILITIES.......................             302,316                 298,354

Long-term debt, less current maturities.................             789,613                 767,499
Deferred income taxes...................................              27,214                  10,971
Other liabilities.......................................              38,655                  40,569
                                                                  ----------              ----------
        TOTAL LIABILITIES...............................           1,157,798               1,117,393
Commitments and contingencies
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 25,000 shares
      authorized, none issued...........................                  --                      --
    Common stock, $0.01 par value; 100,000,000 shares
      authorized, 52,758,052 and 48,702,832 shares
      issued and outstanding as of September 30, 2005
      and December 31, 2004, respectively...............                 530                     487
    Paid-in capital.....................................             236,083                 214,902
    Accumulated deficit.................................            (267,285)               (170,039)
    Deferred compensation...............................                  --                  (2,003)
    Accumulated other comprehensive income..............              18,527                  14,007
                                                                  ----------              ----------
        TOTAL SHAREHOLDERS' EQUITY......................             (12,145)                 57,354
                                                                  ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............          $1,145,653              $1,174,747
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

                                     CENVEO, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except earnings per share amounts)
                                              (Unaudited)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                               -----------------------       ---------------------------
                                                 2005           2004            2005             2004
                                               --------       --------       ----------       ----------
Net sales................................      $430,823       $428,099       $1,302,161       $1,261,238
Cost of sales............................       347,610        343,596        1,048,885        1,004,682
                                               --------       --------       ----------       ----------
    Gross profit.........................        83,213         84,503          253,276          256,556
Selling, general and administrative
  expenses...............................        62,615         62,315          197,741          196,728
Amortization of intangible assets........         1,272          1,313            3,878            4,114
Loss on sale of non-strategic
  businesses.............................           759             --            2,019               --
Restructuring and other charges..........        24,378           (269)          39,467              851
                                               --------       --------       ----------       ----------
    Operating income (loss)..............        (5,811)        21,144           10,171           54,863
Interest expense.........................        18,079         17,859           55,074           53,771
Loss from the early extinguishment of
  debt...................................            --             --               --           17,748
Other....................................           768            787            1,203            1,755
                                               --------       --------       ----------       ----------
Income (loss) from continuing operations
  before income taxes....................       (24,658)         2,498          (46,106)         (18,411)
Income tax expense (benefit).............        39,420              8           51,140           (1,070)
                                               --------       --------       ----------       ----------
Loss from continuing operations before
  discontinued operations................       (64,078)         2,490          (97,246)         (17,341)
Gain on disposal of discontinued
  operations, net of $770 in income
  taxes..................................            --             --               --            1,230
                                               --------       --------       ----------       ----------
Net income (loss)........................      $(64,078)      $  2,490       $  (97,246)      $  (16,111)
                                               ========       ========       ==========       ==========
Earnings (loss) per share--basic:
    Continuing operations................      $  (1.28)      $   0.05       $    (1.99)      $    (0.36)
    Discontinued operations..............            --             --               --             0.02
                                               --------       --------       ----------       ----------
Net income (loss)........................      $  (1.28)      $   0.05       $    (1.99)      $    (0.34)

Weighted average shares--basic...........        50,212         47,753           48,932           47,742

Earnings (loss) per share--diluted:
    Continuing operations................      $  (1.28)      $   0.05       $    (1.99)      $    (0.36)
    Discontinued operations..............            --             --               --             0.02
                                               --------       --------       ----------       ----------
Net income (loss)........................      $  (1.28)      $   0.05       $    (1.99)      $    (0.34)

Weighted average shares--diluted.........        50,212         48,504           48,932           47,742

                       See notes to condensed consolidated financial statements.

                                  CENVEO, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                            (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ------------------------------
                                                                     2005               2004
                                                                  ----------         -----------
Cash flows from operating activities:
  Net loss from continuing operations.......................      $  (97,246)        $   (17,341)
  Adjustments to reconcile net loss from continuing
     operations to net cash used in operating activities:
       Depreciation.........................................          34,900              35,014
       Amortization.........................................           6,864               7,513
       Deferred income tax expense (benefit)................          35,970              (9,718)
       Impairment charges...................................           9,801                  --
       Loss on sale of non-strategic businesses.............           2,019                  --
       Write-off of deferred financing fees.................              --               4,220
       Other non-cash charges, net..........................           3,247              (1,520)
  Changes in operating assets and liabilities, excluding the effects of operations acquired and sold:
       Accounts receivable..................................          (5,423)            (23,941)
       Inventories..........................................         (11,861)            (21,893)
       Accounts payable.....................................            (712)             40,863
       Other, net...........................................          (4,860)                800
                                                                  ----------         -----------
        Net cash provided by (used in) operating
          activities........................................         (27,301)             13,997
Cash flows from investing activities:
      Aquisitions, net of cash acquired.....................          (3,980)             (9,803)
      Capital expenditures..................................         (19,698)            (20,246)
      Proceeds from divestitures............................           6,514               2,000
      Proceeds from sales of property, plant and
        equipment...........................................             724               1,475
                                                                  ----------         -----------
        Net cash used in investing activities...............         (16,440)            (26,574)
Cash flows from financing activities:
      Increase in borrowings under credit facility..........          25,200               4,666
      Proceeds from issuance of long-term debt..............              --             320,000
      Repayments of long-term debt..........................          (2,535)           (303,644)
      Proceeds from issuance of common stock................          21,087               1,053
      Capitalized loan fees.................................              --              (9,076)
                                                                  ----------         -----------
        Net cash provided by financing activities...........          43,752              12,999
Effect of exchange rate changes on cash and cash
 equivalents................................................              76                (350)
                                                                  ----------         -----------
        Net increase in cash and cash equivalents...........              87                  72
Cash and cash equivalents at beginning of year..............             796                 307
                                                                  ----------         -----------
Cash and cash equivalents at end of quarter.................      $      883         $       379
                                                                  ==========         ===========

                   See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Cenveo, Inc. and subsidiaries (collectively, "Cenveo", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Cenveo at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005, and the cash flows for the nine months ended September 30, 2005. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

    It has been the Company's practice to close its quarters on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 and 39 weeks ending on October 1, 2005 and September 25, 2004, are reported as ending on September 30, 2005 and 2004, respectively. The effects of this practice are generally not significant.

    The financial statements and other financial information presented in this report should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for 2004.

 2. CHANGE IN BOARD OF DIRECTORS AND SENIOR MANAGEMENT

    In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the board of directors was reconstituted and a new Chairman and Chief Executive Officer appointed effective September 12, 2005. As a result of the appointment of the new Chief Executive Officer, there have been significant changes in the management of the Company.

    The Company has reimbursed Burton Capital Management, LLC $0.8 million for expenses it incurred in its efforts to elect a new board of directors. The Company's newly appointed Chairman and Chief Executive Officer is also the Chairman, Chief Executive Officer and Managing Member of Burton Capital Management, LLC.

 3. STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Since the Company awards stock options to its employees with an exercise price equal to the market value of the underlying stock on the grant date, the Company is not required by APB 25 to recognize compensation expense.

                       CENVEO, INC. AND SUBSIDIARIES

 3. STOCK-BASED COMPENSATION (CONTINUED)

    SFAS 123 requires the Company to disclose on a pro forma basis the effect on net income (loss) and earnings (loss) per share of applying the fair value method of determining stock-based compensation. The following table represents the disclosure required by SFAS 123 (in thousands, except per share data):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------       ------------------------
                                                     2005          2004           2005            2004
                                                   --------       -------       ---------       --------
    Net income (loss), as reported...........      $(64,078)      $ 2,490       $ (97,246)      $(16,111)
        Add: Stock-based compensation
          expense included in reported net
          income (loss)......................         2,885           226           2,138            515
        Deduct: Stock-based compensation
          expense determined under fair
          value method.......................        (8,853)       (1,422)        (10,233)        (2,149)
                                                   --------       -------       ---------       --------
    Pro forma net income (loss)..............      $(70,046)      $ 1,294       $(105,341)      $(17,745)
                                                   ========       =======       =========       ========
    Earnings (loss) per share--basic and
      diluted:
        As reported..........................      $  (1.28)      $  0.05       $   (1.99)      $  (0.34)
        Pro forma............................      $  (1.40)      $  0.03       $   (2.15)      $  (0.37)

    Under the Company's 2001 Long-Term Incentive Plan (the "Plan"), the change in the Company's board of directors triggered the change of control provision of the Plan. Accordingly, all outstanding stock options and restricted stock vested on September 12, 2005. The amount of stock-based compensation expense reflected in the pro forma calculation of loss per share for the three and nine months ended September 30, 2005 is primarily the result of the acceleration in the vesting of the outstanding stock-options and restricted stock.

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments: an amendment of FASB Statements No. 123 and 95 ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The Company expects to implement SFAS 123R in the first quarter of 2006 and use the modified-prospective transition method of implementation. Under the modified-prospective transition method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption, which will be January 1, 2006, for all share-based payments granted, modified or settled after January 1, 2006 as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006. The Company will recognize compensation expense on awards granted subsequent to January 1, 2006 using the fair values determined by a valuation model prescribed by SFAS 123R. As of September 30, 2005 there were no stock option grants that had not fully vested; however, should the Company grant additional stock option awards prior to January 1, 2006, the compensation expense on these awards will be determined using the fair values determined for the pro forma disclosures on stock-based compensation as prescribed by SFAS 123. The Company has not determined the impact of its adoption of SFAS 123R.

                       CENVEO, INC. AND SUBSIDIARIES

 4. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2005                2004
                                                                     -------------       ------------
    Raw materials...........................................           $ 34,965           $ 36,440
    Work in process.........................................             39,344             30,357
    Finished goods..........................................             55,845             50,122
                                                                       --------           --------
                                                                        130,154            116,919
    Reserves................................................             (5,148)            (4,700)
                                                                       --------           --------
                                                                       $125,006           $112,219
                                                                       ========           ========

 5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2005                2004
                                                                     -------------       ------------
    Land and land improvements..............................           $  19,159          $  19,457
    Buildings and building improvements.....................             110,621            109,889
    Machinery and equipment.................................             529,121            532,470
    Furniture and fixtures..................................              12,639             13,997
    Construction in progress................................               8,510              9,806
                                                                       ---------          ---------
                                                                         680,050            685,619
    Accumulated depreciation................................            (340,896)          (318,359)
                                                                       ---------          ---------
                                                                       $ 339,154          $ 367,260
                                                                       =========          =========

 6. COMPREHENSIVE INCOME (LOSS)

    A summary of the comprehensive income (loss) is as follows (in thousands):

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------------------       -----------------------
                                                   2005            2004            2005           2004
                                                 ---------       ---------       --------       --------
    Net income (loss)......................      $ (64,078)      $   2,490       $(97,246)      $(16,111)
    Other comprehensive income:
          Currency translation adjustment..          8,961           7,495          4,520          2,415
                                                 ---------       ---------       --------       --------
    Comprehensive income (loss)............      $ (55,117)      $   9,985       $(92,726)      $(13,696)
                                                 =========       =========       ========       ========

                       CENVEO, INC. AND SUBSIDIARIES

 7. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      2005                  2004
                                                                  -------------         ------------
    Senior Secured Credit Facility, due 2008................        $103,641              $ 78,441
    Senior Notes, due 2012..................................         350,000               350,000
    Senior Subordinated Notes, due 2013.....................         320,000               320,000
    Other...................................................          18,793                21,328
                                                                    --------              --------
                                                                     792,434               769,769
    Less current maturities.................................          (2,821)               (2,270)
                                                                    --------              --------
        Long-term debt......................................        $789,613              $767,499
                                                                    ========              ========

    As of September 30, 2005, the Company was in compliance with all currently operative covenants of its various debt agreements.

    In conjunction with the sale of the Company's prime label business in 2002, the Company continued to guarantee a lease obligation assumed by the buyer of this business. The guarantee requires the lessor to pursue collection and other remedies against the buyer before demanding payment from the Company. The remaining payments under the lease term, which expires April 2008, total approximately $5.0 million. If the Company were required to honor its obligation under the guarantee, any loss would be reduced by the amount generated from the liquidation of the equipment.

 8. INCOME TAXES

    As required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109"), the Company evaluates the realizability of its deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because the Company's U.S. operations have incurred substantial net operating losses over the last four years, it established a valuation allowance of $26.8 million prior to 2005 to cover a portion of the deferred tax asset arising from the net operating losses in the U.S. and a portion of its U.S. capital loss carry forwards. The Company has increased the valuation allowance by $38.3 million during the nine months ended September 30, 2005 as a result of continuing losses by its U.S. operations during the period.

    As of December 31, 2004 and through June 30, 2005, the Company believed the remaining U.S. deferred tax assets would be realized through the reversal of existing temporary differences and the execution of available tax planning strategies. In September 2005, the Company determined that it would no longer implement the identified strategies that could have been used to realize the net deferred tax benefit. The Company recorded an additional valuation allowance of $35.3 million to eliminate the remaining net U.S. deferred tax asset.

    In addition, the Company provides income taxes for its operations in Canada which are expected to generate taxable income in 2005.

                       CENVEO, INC. AND SUBSIDIARIES

 9. RESTRUCTURING AND OTHER CHARGES

    Restructuring and other charges recorded during the three and nine months ended September 30, 2005 were $24.4 million and $39.5 million, respectively. The following table and discussion present the details of these charges.

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2005       SEPTEMBER 30, 2005
                                                            ------------------       ------------------
    Employee termination and related expenses:
        Envelopes, Forms and Labels...................           $ 1,460                  $ 3,480
        Commercial Printing...........................             3,064                    5,065
        Corporate.....................................             7,917                    8,153
    Impairments:
        Envelopes, Forms and Labels...................             2,111                    2,663
        Commercial Printing...........................                --                    7,137
    Exit costs:
        Envelopes, Forms and Labels...................                --                      (14)
        Commercial Printing...........................                17                      488
                                                                 -------                  -------
            Total restructuring charges...............            14,569                   26,972
    Other charges.....................................             9,809                   12,495
                                                                 -------                  -------
            Total restructuring and other charges.....           $24,378                  $39,467
                                                                 =======                  =======

    In September 2005, as a result of significant changes in management and personnel reductions in the Company's corporate office, the Company recognized employee termination benefits of $8.4 million. Additional management changes and staff reductions are expected during the remainder of 2005 and additional severance expense will be incurred.

    In June 2005, the Company implemented a corporate-wide initiative to reduce selling, general and administrative expenses. The Company has recorded a charge of $7.4 million of which $3.4 million was recorded in the third quarter to cover the cost of 91 employees terminated in connection with this initiative.

    In March 2005, management began conducting a comprehensive evaluation of the Company's operations with the objective of rationalizing capacity and improving utilization. During the nine months ended September 30, 2005, the Company recorded impairment charges of $9.8 million, including $2.1 million recorded in the third quarter, as a result of this evaluation. The Company expects to recognize additional restructuring and impairment charges when this evaluation is completed.

    During the nine months ended September 30, 2005, the Company closed a small printing operation located in Phoenix, Arizona and consolidated its production into its Los Angeles, California printing plant, closed one of its printing operations in Atlanta, Georgia and consolidated its production into plants in Jacksonville, Illinois, St. Louis, Missouri and Cambridge, Maryland, and completed the consolidations of the printing operations in Seattle, Washington and San Francisco, California. Severance expenses of $0.9 million, including $0.6 million in the third quarter, and other exit costs of $0.5 million were recorded in connections with these plant consolidations.

                       CENVEO, INC. AND SUBSIDIARIES

 9. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

    Other charges include the following:

    * In April 2005, the Company engaged an investment banking firm as a financial advisor to assist the then current board of directors in its evaluation of the Company's strategic alternatives. The fees incurred were $3.2 million.

    * Legal and other fees incurred in connection with the special meeting of shareholders totaled $3.6 million.

    * The Company reimbursed the shareholder group that initiated the special meeting of shareholders $0.8 million for expenses incurred in connection with the special meeting.

    * In January 2005, the Company's Chief Executive Officer resigned. The cost incurred as a result of this resignation was $2.2 million.

    * Under the Company's Long-Term Incentive Plan, the change in the board of directors on September 12, 2005 constituted a change of control and accelerated the vesting of the restricted stock issued to certain executives. The compensation expense recognized by the Company as a result of the vesting of this restricted stock totaled $2.7 million.

    The following is a summary of the activity recorded in the Company's restructuring liability during the nine months ended September 30, 2005:


    Balance, December 31, 2004..............................       $1,093
        Payments for lease termination and property exit
          costs.............................................         (617)
        Payments for other exit costs.......................         (151)
        Reversal of unused accrual..........................          (14)
        Severance accrual...................................        1,769
                                                                   ------
    Balance, September 30, 2005.............................       $2,080
                                                                   ======

 10. LOSS ON SALE OF NON-STRATEGIC BUSINESSES

    The following is a summary of the losses incurred on sales of non-strategic businesses during 2005 (in thousands):

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2005       SEPTEMBER 30, 2005
                                                            ------------------       ------------------
    Printing operations in Riviera Beach, FL and Osage
      Beach, MO.......................................             $ --                    $  868
    Envelope operations in Ontario and British
      Columbia, Canada................................              759                       925
    Mailing supplies business in Dekalb, IL...........               --                       226
                                                                   ----                    ------
                                                                   $759                    $2,019
                                                                   ====                    ======

                       CENVEO, INC. AND SUBSIDIARIES

 10. LOSS ON SALE OF NON-STRATEGIC BUSINESSES (CONTINUED)

    The proceeds recorded as a result of these divestitures totaled $6.5 million. The following table summarizes the net sales and operating losses of these businesses that are included in the condensed consolidated statements of operations (in thousands):

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                        -------------------       ---------------------
                                                         2005         2004         2005          2004
                                                        ------       ------       -------       -------
    Net sales.....................................      $1,226       $7,834       $11,571       $23,277
    Operating losses..............................      $  (71)      $  (22)      $  (650)      $  (318)

    The Company has ongoing supply agreements with these entities; accordingly, the dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated statements of operations.

11. PENSION PLANS

    The components of the net periodic pension expense for the Company's pension plans and the supplemental executive retirement plans are as follows (in thousands):

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                        -------------------       ---------------------
                                                        2005          2004         2005          2004
                                                        -----         -----       -------       -------
    Service cost..................................      $ 522         $ 670       $ 1,833       $ 1,735
    Interest cost.................................        894           529         2,612         2,006
    Expected return on plan assets................       (968)         (557)       (2,866)       (2,212)
    Net amortization and deferral.................        160           167           459           268
                                                        -----         -----       -------       -------
    Net periodic pension expense..................      $ 608         $ 809       $ 2,038       $ 1,797
                                                        =====         =====       =======       =======

    The Company expects to contribute $2.8 million to its pension plans in 2005. As of September 30, 2005, contributions of $2.2 million had been made.

                       CENVEO, INC. AND SUBSIDIARIES

12. EARNING (LOSS) PER SHARE

    The computations of basic and diluted earnings (loss) per share from continuing operations are as follows (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------       -----------------------
                                                     2005          2004           2005           2004
                                                   --------       -------       --------       --------
Numerator:
Numerator for basic and diluted earnings
  (loss) per share from continuing
  operations.................................      $(64,078)      $ 2,490       $(97,246)      $(17,341)
                                                   ========       =======       ========       ========
Denominator:
Denominator for basic earnings (loss) per
  share from continuing operations...........        50,212        47,753         48,932         47,742
Dilutive effect of stock options and
  restricted stock...........................            --           751             --             --
                                                   --------       -------       --------       --------
Denominator for diluted earnings (loss) per
  share from continuing operations...........        50,212        48,504         48,932         47,742
                                                   ========       =======       ========       ========
Earnings (loss) from continuing operations
  per share:
    Basic....................................      $  (1.28)      $  0.05       $  (1.99)      $  (0.36)
                                                   ========       =======       ========       ========
    Diluted..................................      $  (1.28)      $  0.05       $  (1.99)      $  (0.36)
                                                   ========       =======       ========       ========

    During the three and nine months ended September 30, 2005 and the nine months ended September 30, 2004, outstanding options to purchase approximately 1.8 million and 8.3 million shares of common stock, respectively, were excluded from the calculation of diluted loss from continuing operations per share because the effect would be antidilutive. During the three months ended September 30, 2004, outstanding options to purchase approximately 7.5 million shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the stock during the period.

13. SEGMENT INFORMATION

    In September 2005, the Company changed its management structure and realigned its manufacturing operations into two operating segments--the Envelope, Forms and Labels Segment and the Commercial Printing Segment. The Envelope, Forms and Labels Segment is in the business of manufacturing customized envelopes and packaging products, stock envelopes, traditional and specialty business forms, and labels used for such applications as mailing, messaging and bar coding. The Commercial Printing Segment is in the business of designing, manufacturing and distributing printed products which include advertising literature, corporate identity materials, financial printing, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail. Segment data for 2004 has been restated to reflect the new operating segments.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Inter-company sales for the three months ended September 30, 2005 and 2004 were $10.6 million and $8.0 million, respectively. Inter-company sales for the nine months ended September 30, 2005 and 2004 were $36.2 and $26.3 million, respectively. These amounts were eliminated in consolidation and excluded from reported net sales.

                       CENVEO, INC. AND SUBSIDIARIES

13. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain segment information for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                           ---------------------------       ---------------------------
                                              2005             2004             2005             2004
                                           ----------       ----------       ----------       ----------
    Net sales:
        Envelopes, Forms and Labels.       $  230,844       $  217,769       $  695,892       $  650,165
        Commercial Printing.........          199,979          210,330          606,269          611,073
                                           ----------       ----------       ----------       ----------
        Total.......................       $  430,823       $  428,099       $1,302,161       $1,261,238
                                           ==========       ==========       ==========       ==========
    Operating income (expense):
        Envelopes, Forms and Labels.       $   17,313       $   20,943       $   53,785       $   61,742
        Commercial Printing.........             (869)           4,890           (9,100)           9,831
        Corporate...................          (22,255)          (4,689)         (34,514)         (16,710)
                                           ----------       ----------       ----------       ----------
        Total.......................       $   (5,811)      $   21,144       $   10,171       $   54,863
                                           ==========       ==========       ==========       ==========
    Restructuring and other charges
      included in operating income:
        Envelopes, Forms and Labels.       $    3,571       $     (294)      $    6,129       $      826
        Commercial Printing.........            3,081               25           12,690               25
        Corporate...................           17,726               --           20,648               --
                                           ----------       ----------       ----------       ----------
        Total.......................       $   24,378       $     (269)      $   39,467       $      851
                                           ==========       ==========       ==========       ==========
    Net sales by product line:
        Envelopes...................       $  183,676       $  170,507       $  552,506       $  503,922
        Commercial Printing.........          199,979          210,330          606,269          611,073
        Forms and Labels............           47,168           47,262          143,386          146,243
                                           ----------       ----------       ----------       ----------
        Total.......................       $  430,823       $  428,099       $1,302,161       $1,261,238
                                           ==========       ==========       ==========       ==========

                                          SEPTEMBER 30,    DECEMBER 31,
                                              2005             2004
                                          -------------    ------------
    Identifiable assets:
        Envelopes, Forms and Labels.       $  609,539       $  615,347
        Commercial Printing.........          484,885          486,187
        Corporate...................           51,229           73,213
                                           ----------       ----------
        Total.......................       $1,145,653       $1,174,747
                                           ==========       ==========

14. SUBSEQUENT EVENT

    On November 2, 2005, the Company announced that it was evaluating the potential sale of its Canadian operations.

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

    In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the board of directors was reconstituted and a new Chairman and Chief Executive Officer appointed effective September 12, 2005. The new Chief Executive Officer has made significant changes in the senior management of the Company and has realigned the Company's manufacturing operations into two new operating segments--Envelopes, Forms and Labels and Commercial Printing.

    Our Envelopes, Forms and Labels Segment is in the business of manufacturing customized envelopes and packaging products, stock envelopes, traditional and specialty business forms, and labels used for such applications as mailing, messaging and bar coding. The segment operates 35 envelope plants, six business forms plants and three business labels plants.

    Our Commercial Printing Segment is in the business of designing, manufacturing and distributing printed products which include advertising literature, corporate identity materials, financial printing, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail. The segment operates 33 printing facilities and five distribution and fulfillment centers.

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

REVIEW OF RESULTS

    The discussion and analysis of the results of operations includes an overview of our consolidated results for the third quarter and the nine months ended September 30, 2005 followed by a discussion of the results of our two business segments.

    A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income as well as the net sales and operating income data of our business segments used internally to assess operating performance. Division sales exclude sales of divested operations and division operating income excludes the costs associated with our corporate headquarters, operating results of divested operations, losses incurred on the divestitures of non-strategic businesses, charges related to restructuring and expenses incurred that are unrelated to operations.

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                               -----------------------       ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2005           2004            2005             2004
----------------------------------------       --------       --------       ----------       ----------
Division net sales.......................      $429,597       $420,265       $1,290,590       $1,237,961
    Divested operations..................         1,226          7,834           11,571           23,277
                                               --------       --------       ----------       ----------
Net sales................................      $430,823       $428,099       $1,302,161       $1,261,238
                                               ========       ========       ==========       ==========
Division operating income................      $ 23,925       $ 25,586       $   66,173       $   72,742
    Less:
    Unallocated corporate expenses.......         4,528          4,689           13,866           16,710
    Restructuring and other charges......        24,378           (269)          39,467              851
    Divested operations..................            71             22              650              318
    Loss on sale of non-strategic
      businesses.........................           759             --            2,019               --
                                               --------       --------       ----------       ----------
Operating income (loss)..................        (5,811)        21,144           10,171           54,863
    Interest expense.....................        18,079         17,859           55,074           53,771
    Loss on early extinguishment of
      debt...............................            --             --               --           17,748
    Other................................           768            787            1,203            1,755
                                               --------       --------       ----------       ----------
Income (loss) before income taxes........       (24,658)         2,498          (46,106)         (18,411)
    Income tax expense (benefit).........        39,420              8           51,140           (1,070)
                                               --------       --------       ----------       ----------
Income (loss) from continuing
  operations.............................       (64,078)         2,490          (97,246)         (17,341)
    Gain on disposal of discontinued
      operations.........................            --             --               --            1,230
                                               --------       --------       ----------       ----------
Net income (loss)........................      $(64,078)      $  2,490       $  (97,246)      $  (16,111)
                                               ========       ========       ==========       ==========
Income (loss) per share from continuing
  operations--diluted....................      $  (1.28)      $   0.05       $    (1.99)      $    (0.36)
                                               ========       ========       ==========       ==========

NET SALES

    Consolidated net sales in the third quarter of 2005 were slightly higher than the third quarter of 2004. For the nine months ended September 30, 2005, consolidated net sales increased $40.9 million, or 3%, over the comparable period of 2004. Division net sales were 2% higher in the third quarter and 4% higher on a year-to-date basis. Sales growth in 2005 was primarily the result of strong sales of our envelope products.

OPERATING INCOME (LOSS)

    We reported an operating loss of $5.8 million in the third quarter and operating income of $10.2 million for the nine months ended September 30, 2005. These results were significantly lower than those reported during the comparable periods of 2004 primarily due to significant restructuring and other charges that have been incurred during 2005.

    DIVISION OPERATING INCOME. Division operating income was $1.7 million lower in the third quarter of 2005 and $6.6 million lower for the nine months ended September 30, 2005, than the comparable periods of 2004 due to the following:

    * The increase in the cost of paper and other materials used to produce envelopes has had a negative impact on the margins of our envelope products in 2005 as we have been unable to fully recover these higher costs.

    * As expected, the profits of our retail and wholesale office products business were lower in the first half of 2005 compared to 2004 due to pricing concessions made in the second half of 2004 to maintain our share in the office products retail and wholesale markets.

    * The performance of several of our commercial printing plants has deteriorated in 2005 relative to 2004.

    UNALLOCATED CORPORATE EXPENSES. Unallocated corporate expenses include the costs of our corporate headquarters and certain expenses not allocated to our segments. Unallocated corporate expenses in 2004 reflected a $2.0 million charge related to a change in our estimate of the cost of workers' compensation claims which is the primary reason unallocated corporate expenses are lower in 2005.

    RESTRUCTURING AND OTHER CHARGES. A summary of the restructuring and other charges recorded in the third quarter and nine months ended September 30, 2005 follows (in thousands):

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2005       SEPTEMBER 30, 2005
                                                            ------------------       ------------------
    Employee termination and related expenses:
        Envelopes, Forms and Labels...................           $ 1,460                  $ 3,480
        Commercial Printing...........................             3,064                    5,065
        Corporate.....................................             7,917                    8,153
    Asset impairments:
        Envelopes, Forms and Labels...................             2,111                    2,663
        Commercial Printing...........................                --                    7,137
    Exit costs:
        Envelopes, Forms and Labels...................                --                      (14)
        Commercial Printing...........................                17                      488
                                                                 -------                  -------
            Total restructuring charges...............            14,569                   26,972
    Other charges.....................................             9,809                   12,495
                                                                 -------                  -------
            Total restructuring and other charges.....           $24,378                  $39,467
                                                                 =======                  =======

    In September 2005, as a result of significant changes in management as well as personnel reductions in the Company's corporate office, the Company recorded $8.4 million in employee termination benefits. Additional changes in management and personnel reductions are expected during the remainder of 2005 and additional severance expenses will be incurred.

    In June 2005, the Company implemented a corporate-wide initiative to reduce selling, general and administrative expenses. The Company recorded a charge of $7.4 million of which $3.4 million was recorded in the third quarter to cover the cost of 91 employees terminated in connection with this initiative.

    In March 2005, management began a comprehensive evaluation of the Company's operations with the objective of rationalizing capacity and improving utilization. During the nine months ended September 30, 2005, the Company recorded impairment charges of $9.8 million, including $2.1 million recorded in the third quarter, as a result of this evaluation. The Company expects to recognize additional restructuring and impairment charges when this evaluation is completed.

    During the nine months ended September 30, 2005, the Company closed a small printing operation located in Phoenix, Arizona and consolidated its production into its Los Angeles, California printing plant, closed one of its printing operations in Atlanta, Georgia and consolidated its production into plants in Jacksonville, Illinois, St. Louis, Missouri and Cambridge, Maryland, and completed the consolidations of the printing operations in Seattle, Washington and San Francisco, California. We have recorded severance expenses of $0.9 million, including $0.6 million in the third quarter, and other exit costs of $0.5 million in connections with these plant consolidations.

    Other charges include the following:

    * In April 2005, the Company engaged an investment banking firm as a financial advisor to assist the then current board of directors in its evaluation of the Company's strategic alternatives. The fees incurred were $3.2 million.

    * Legal and other fees incurred in connection with the special meeting of shareholders totaled $3.6 million.

    * The Company reimbursed the shareholder group that initiated the special meeting of shareholders $0.8 million for expenses incurred in connection with the special meeting (see Note 2 to the condensed consolidated financial statements).

    * In January 2005, the Company's Chief Executive Officer resigned. The cost incurred as a result of this resignation was $2.2 million.

    * Under the Company's Long-Term Incentive Plan, the change in the board of directors on September 12, 2005 constituted a change of control and accelerated the vesting of the restricted stock issued to certain executives. The compensation expense recognized by the Company as a result of the vesting of this restricted stock totaled $2.7 million.

LOSS ON SALE OF NON-STRATEGIC BUSINESSES

    During 2005, we have sold five non-strategic businesses. In the third quarter, we sold a fine papers business in Ontario, Canada. Earlier in the year we sold our mailing supplies business in Dekalb, Illinois, printing operations in Riviera Beach, Florida and Osage Beach, Missouri and a jet printing operation in Canada. A summary of the net sales and operating income included in the condensed consolidated statements of operations for these businesses follows (in thousands):

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                        -------------------       ---------------------
                                                         2005         2004         2005          2004
                                                        ------       ------       -------       -------
     Sales........................................      $1,226       $7,834       $11,571       $23,277
     Operating income.............................      $  (71)      $  (22)      $  (650)      $  (318)

    The loss of $2.0 million for the nine months ended September 30, 2005 recorded as a result of the divestitures of these non-strategic businesses was primarily due to the write-off of the goodwill allocated to these businesses as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

INTEREST EXPENSE

    Interest expense increased slightly to $18.1 million in the third quarter of 2005 from $17.9 million in the third quarter of 2004. Interest expense in the third quarter reflects average outstanding debt of $812.5 million during the quarter and a weighted average interest rate of 8.4% compared to average outstanding debt of $802.9 million during the third quarter of 2004 and a weighted average interest rate of 8.10%.

    Interest expense increased $1.3 million to $55.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Interest expense during this period reflects our average outstanding debt of $819.5 million and a weighted average interest rate of 8.30% compared to the average outstanding debt of $809.2 million and a weighted average interest rate of 8.16% during 2004.

LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT

    In January 2004, we sold $320 million of 7 7/8% senior subordinated notes due 2013. The proceeds from the sale of these notes were used to redeem our 8 3/4% senior subordinated notes due 2008. The premium paid to redeem the 8 3/4% notes and the unamortized debt issuance costs on the 8 3/4% notes, which were written off, totaled $17.7 million.

INCOME TAXES

    As required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109"), the Company evaluates the realizability of its deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because the Company's U.S. operations have incurred substantial net operating losses over the last four years, it established a valuation allowance of $26.8 million prior to 2005 to cover a portion of the deferred tax asset arising from the net operating losses in the U.S. and a portion of its U.S. capital loss carry forwards. The Company has increased the valuation allowance by $38.3 million during the nine months ended September 30, 2005 as a result of continuing losses by its U.S. operations.

    Through June 30, 2005, the Company believed the remaining U.S. deferred tax assets would be realized through the reversal of existing temporary differences and the execution of available tax planning strategies. In September 2005, the Company determined that it would no longer implement the identified strategies that could have been used to realize the net deferred tax benefit. The Company recorded an additional valuation allowance of $35.3 million to eliminate the remaining net U.S. deferred tax asset.

    In addition, the Company provides income taxes for its operations in Canada which are expected to generate taxable income in 2005.

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

NET LOSS AND NET LOSS PER SHARE

    The net loss of $64.1 million, or $1.28 per share, for the third quarter of 2005 and the net loss of $97.2 million, or $1.99 per share, for the nine months ended September 30, 2005 reflect lower division operating income, significantly higher restructuring and other charges, and higher interest expense than during the comparable periods of 2004 as well as the $35.3 million increase in the deferred tax valuation allowance.

RELEVANT NON-GAAP MEASURE--EBITDA

    We use EBITDA, a non-GAAP measure, internally to monitor our overall performance and the performance of our segments. We define EBITDA as earnings before interest, taxes, depreciation and amortization, and we exclude the impact of restructuring and related charges, losses incurred on the dispositions of non-strategic businesses and the EBITDA of divested operations. In 2004, we excluded the loss incurred on the early extinguishment of debt. We believe EBITDA, as defined, provides useful supplemental information for comparative purposes since it excludes the impact of investing and financing transactions as well as the effect of restructuring, including dispositions, and related charges on our operating results. A reconciliation of net income to EBITDA, as defined, is presented below (in thousands):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------       -----------------------
                                                     2005          2004           2005           2004
                                                   --------       -------       --------       --------
Net income (loss)............................      $(64,078)      $ 2,490       $(97,246)      $(16,111)
    Interest.................................        18,079        17,859         55,074         53,771
    Income taxes.............................        39,420             8         51,140         (1,070)
    Depreciation.............................        11,611        12,171         34,900         35,014
    Amortization.............................         1,329         1,343          3,995          4,244
    Retructuring and other charges...........        24,378          (269)        39,467            851
    Loss on sale of non-strategic
      businesses.............................           759            --          2,019             --
    Divested operations......................            28           (67)           320         (2,437)
    Loss from the early extinguishment of
      debt...................................            --            --             --         17,748
    Tax on discontinued operations...........            --            --             --            770
                                                   --------       -------       --------       --------
EBITDA, as defined...........................      $ 31,526       $33,535       $ 89,669       $ 92,780
                                                   ========       =======       ========       ========
EBITDA, as defined, by segment:
    Envelopes, Forms and Labels..............      $ 27,077       $25,996       $ 77,387       $ 78,602
    Commercial Printing......................         9,659        12,658         27,330         31,724
    Corporate................................        (5,210)       (5,119)       (15,048)       (17,546)
                                                   --------       -------       --------       --------
                                                   $ 31,526       $33,535       $ 89,669       $ 92,780
                                                   ========       =======       ========       ========

SEGMENT OPERATIONS

    Our Chief Executive Officer monitors the performance of the ongoing operations of each of our business segments. The summaries of sales and operating income of our two segments have been presented to show each segment without the sales of divested operations ("Division net sales") and to show the operating income of each segment without the operating income of divested operations, restructuring charges and the losses incurred on divestitures ("Division operating income"). Net sales and operating income of the operations divested, restructuring charges and the losses incurred on divestitures have been included in the tables that follow to reconcile segment sales and segment operating income reported in Note 13 to our condensed consolidated financial statements to division net sales and division operating income on which our segments are evaluated.

ENVELOPES, FORMS AND LABELS

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -----------------------       -----------------------
(IN THOUSANDS)                                      2005           2004           2005           2004
--------------                                    --------       --------       --------       --------
Segment sales...............................      $230,844       $217,769       $695,892       $650,165
    Divested operations.....................        (1,226)        (5,128)        (8,502)       (15,129)
                                                  --------       --------       --------       --------
Division net sales..........................      $229,618       $212,641       $687,390       $635,036
                                                  ========       ========       ========       ========
Segment operating income....................      $ 17,313       $ 20,943       $ 53,785       $ 61,742
    Restructuring charges...................         3,571           (294)         6,129            826
    Loss on sale of non-strategic
      businesses............................           758             --          1,151             --
    Divested operations.....................            71           (198)           361           (230)
                                                  --------       --------       --------       --------
Division operating income...................      $ 21,713       $ 20,451       $ 61,426       $ 62,338
                                                  ========       ========       ========       ========
Division operating income margin............             9%            10%             9%            10%

    Net sales of our Envelopes, Forms and Labels Segment were 6% higher in the third quarter and 7% higher during the nine months ended September 30, 2005 than the comparable periods of 2004. The strong sales performance of this segment in 2005 was driven by the following:

    * Envelope and related products sold to our strategic accounts were higher in the third quarter and on a year-to-date basis.

    * Envelopes and related products sold to our retail, wholesale and trade customers were lower in the third quarter, but were higher than the prior year on a year-to-date basis. We expected sales in these markets to be higher in the first half of the year since we increased our share of these markets during the second half of 2004.

    * Sales of business forms and labels were flat in the third quarter but were lower for the year. This decline was due to the continued erosion in sales of traditional business documents.

    * Sales have increased during the year due to the favorable impact foreign currency translation had on the sales of our Canadian envelope operations.

    The operating income of our Envelopes, Forms and Labels Segment declined $3.6 million, or 17%, in the third quarter of 2005. Division operating income increased $1.3 million, or 6%. For the nine months ended September 30, 2005 operating income declined $8.0 million, or 13%, while division operating income declined $0.9 million, or 2%.

    * The margins on our envelope products in 2005 are below 2004 due to the higher cost of paper and other materials. In the third quarter, the contribution from higher sales offset the impact of the lower margins. On a year-to-date basis, the impact of lower margins has exceeded the profits contributed by the increase in sales.

    * Profits of our business that sells into the retail and wholesale office products markets improved in the third quarter of 2005. In the third quarter of 2004, this business experienced operational problems in its preparations to serve several new large customers. Lower net selling prices and higher distribution expenses for products sold to retail and wholesale markets, however, have contributed to lower profits on a year-to-date basis than in 2004.

COMMERCIAL PRINTING

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -----------------------       -----------------------
(IN THOUSANDS)                                      2005           2004           2005           2004
--------------                                    --------       --------       --------       --------
Segment sales...............................      $199,979       $210,330       $606,269       $611,073
    Divested operations.....................            --         (2,706)        (3,069)        (8,148)
                                                  --------       --------       --------       --------
Division net sales..........................      $199,979       $207,624       $603,200       $602,925
                                                  ========       ========       ========       ========
Segment operating income (loss).............      $   (870)      $  4,890       $ (9,100)      $  9,831
    Restructuring charges...................         3,081             25         12,690             25
    Loss on sale of non-strategic
      businesses............................             1             --            868             --
    Divested operations.....................            --            220            289            548
                                                  --------       --------       --------       --------
Division operating income...................      $  2,212       $  5,135       $  4,747       $ 10,404
                                                  ========       ========       ========       ========
Division operating income margin............             1%             2%             1%             2%

    Net sales of our Commercial Printing Segment were $10.3 million, or 5%, lower in the third quarter of 2005 and $4.8 million, or 1%, lower on a year-to-date basis compared to the corresponding periods of 2004. Division net sales were $7.6 million lower, or 4%, in the third quarter and up slightly on a year-to-date basis. The decline in division net sales in the third quarter of 2005 was due to the following:

    * As a result of the closure of one of our plants in Atlanta during the third quarter, we did not retain low margin business that could not be produced profitably at other operations.

    * Sales to several of our large customers were lower than in the third quarter of 2004.

    Operating income of the Commercial Printing Segment declined $5.8 million in the third quarter of 2005 and $18.9 million during the nine months ended September 30, 2005 compared to the corresponding periods of 2004. These declines were primarily the result of restructuring charges and losses related to the dispositions of non-strategic businesses. Division operating income declined $2.9 million in the third quarter and $5.7 million on a year-to-date basis. Performance at several of our commercial printing plants deteriorated during 2005 relative to 2004. As mentioned earlier, we are evaluating whether we should close, consolidate or sell these under-performing operations. In addition, lower sales contributed to the decline in profits in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized as follows (in thousands):

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
                                                                    2005           2004
                                                                  --------       --------
Cash provided by (used for):
    Operating activities....................................      $(27,301)      $ 13,997
    Investing activities....................................       (16,440)       (26,574)
    Financing activities....................................        43,752         12,999
    Effect of exchange rate changes on cash.................            76           (350)
                                                                  --------       --------
Net increase in cash and cash equivalents...................      $     87       $     72
                                                                  ========       ========

    OPERATING ACTIVITIES. During the nine months ended September 30, 2005, our operations consumed cash of $27.3 million. This use of cash was primarily due to the restructuring and other charges that have been incurred in 2005 and an increase in working capital.

    INVESTING ACTIVITIES. Capital expenditures were $19.7 million during the nine months ended September 30, 2005 compared to $20.2 million during the nine months ended September 30, 2004. Proceeds from divestitures were $6.5 million in 2005 compared to $2.0 million in 2004. Acquisition spending in 2005 included a $1.4 million payment on an acquisition completed in 2004 and $2.6 million paid to acquire a small operation that has been consolidated with our printing operation in Philadelphia, Pennsylvania.

    FINANCING ACTIVITIES. Our outstanding debt was $792.4 million at September 30, 2005, an increase of $22.7 million from December 31, 2004. Proceeds received from the exercise of stock options during the nine months ended September 30, 2005 totaled $21.1 million.

    On September 30, 2005, we had outstanding letters of credit of approximately $27.6 million related to performance and payment guarantees. In addition, we have issued letters of credit of $1.0 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                                             SENIOR                           SENIOR
                                         SECURED CREDIT       SENIOR       SUBORDINATED
           REVIEW AGENCY                    FACILITY          NOTES           NOTES            LAST UPDATE
-----------------------------------      --------------       ------       ------------       -------------
Standard & Poor's..................           BB-               B+              B-             August 2005
Moody's............................           Ba3               B1              B3             April 2004

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

    We have engaged and will continue to engage in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures, which require us to make significant estimates in several areas including realizable values of assets and expenses for severance and other employee separation costs. The amounts we have accrued represent our best estimate as of September 30, 2005 of the obligations incurred as of that date in connection with these actions, but could be subject to change due to various factors. As of September 30, 2005, the Company had accrued a liability of $0.2 million for termination benefits that will be paid to certain employees that have been retained to render future service. This liability will be adjusted to the extent there is a change in the estimated future service period in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). In addition, the Company expects to record additional estimates of severance and other restructuring charges during the fourth quarter of 2005 as required by SFAS 146.

    Except for the additional valuation allowance recorded to eliminate the Company's net U.S. deferred tax asset (see Note 8 to the condensed consolidated financial statements), there were no significant changes in the application of the critical accounting policies and estimates in preparing our consolidated condensed financial statements for the third quarter of 2005 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The critical accounting policies and estimates disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operations were allowances for losses on accounts receivable, impairment of long-lived assets, goodwill, self-insurance and accounting for income taxes.

NEW ACCOUNTING STANDARDS

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments: an amendment of FASB Statements No. 123 and 95 ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The Company expects to implement SFAS 123R in the first quarter of 2006 and use the modified-prospective transition method of implementation. Under the modified-prospective transition method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption, which will be January 1, 2006, for all share-based payments granted, modified or settled after January 1, 2006 as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006. As of September 30, 2005, there were no stock option grants that had not fully vested; however, should the Company grant additional stock option awards prior to January 1, 2006, the compensation expense on these awards will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation as prescribed by SFAS 123. The Company has not determined the impact of its adoption of SFAS 123R.

SEASONALITY AND ENVIRONMENT

    Our commercial printing plants experience seasonal variations. Revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October. As a result of these seasonal variations, some of our commercial printing operations are at or near capacity at certain times during these periods.

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

CAUTIONARY STATEMENTS

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of the Company. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to be profitable on a consistent basis; the impact of a new CEO and changes in management and strategic direction that have been or will be made; the ability to effectively execute cost reduction programs and management reorganizations; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value-added products and services; fluctuations in currency exchange rates, particularly with respect to the Canadian dollar; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for envelopes and printed material; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability that could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At September 30, 2005, we had variable rate debt outstanding of $115.7 million. A 1% increase in LIBOR on the maximum amount of debt subject to variable interest rates, which was $312.1 million, would increase our annual interest expense by $3.1 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In the three and nine months ended September 30, 2005, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales of approximately $5.1 million and $15.1 million, respectively, and a decrease in net income of approximately $0.5 and $2.2 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

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

    CHANGES IN INTERNAL CONTROLS. During September 2005, the Company made changes in its senior financial management. There were, however, no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
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

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
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

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
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

10.22 Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended-- incorporated by reference to Exhibit 10.24 to Cenveo Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

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

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
31.1* Certification of Periodic Report by Robert G. Burton, Sr., Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Periodic Report by Sean S. Sullivan, Executive Vice President--Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Periodic Report by Robert G. Burton, Sr., Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Periodic Report by Sean S. Sullivan, Executive Vice
       President--Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
 * Filed herewith.
** Furnished herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on November 3, 2005.

                                     CENVEO, INC.

                                     By:     /s/ ROBERT G. BURTON, SR.
                                        ------------------------------------
                                           Robert G. Burton, Sr. Chairman
                                            and Chief Executive Officer
                                           (Principal Executive Officer)


                                     By:       /s/ SEAN S. SULLIVAN
                                         -----------------------------------
                                                 Sean S. Sullivan
                                              Executive Vice President--
                                         Finance and Chief Financial Officer
                                            (Principal Financial Officer)