Form 10-Q/A
period 2005-09-30
CENVEO, INC
filed 2005-11-08
CIK 920321

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q/A
                               AMENDMENT NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 2005


                                     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _________ to _________


                       Commission file number 1-12551


                                CENVEO, INC.
           (Exact name of registrant as specified in its charter)


State of incorporation: COLORADO      IRS Employer Identification No: 84-1250533


                        8310 S. VALLEY HIGHWAY, #400
                             ENGLEWOOD, CO 80112
            (Address and zip code of principal executive office)


                               (303) 790-8023
            (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No: [ ]


         Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes:  [ ]    No:  [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes:  [X]    No:  [ ]


          The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of October 31, 2005 was 52,849,769.

         This amendment to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2005 of Cenveo, Inc. (the "Company") is being filed to list under Item 6 of Part II an Exhibit that was not listed in the initial filing of the Form 10-Q for the quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 3, 2005.

                         PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number            Description
------            -----------

3.1 Articles of Incorporation of the Company--incorporated by reference from Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1997.

3.2 Articles of Amendment to the Articles of Incorporation of the Company dated May 17, 2004--incorporated by reference to Exhibit 3.2 to Cenveo, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

3.3 Bylaws of the Company as amended and restated effective April 17, 2005--incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed April 18, 2005.

3.4 Certificate of Amendment of Certificate of Incorporation of Cenveo Corporation (formerly known as Mail-Well I Corporation) dated May 14, 2004--incorporated by reference to Exhibit 3.4 to Cenveo, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

3.5 Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of Cenveo, Inc. dated April 20, 2005--incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed April 21, 2005.

4.1 Indenture dated as of March 13, 2002 between Mail-Well I Corporation and State Street Bank and Trust Company, as Trustee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.30 to Mail-Well, Inc.'s Quarterly Report on Form 10-Q for the quarterended March 31, 2002.

4.2 Form of Senior Note and Guarantee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount 9 5/8% due 2012--incorporated by reference to Exhibit 10.31 to Mail-Well, Inc.'s Quarterly Report onForm 10-Q for the quarter ended March 31, 2002.

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

10.2              Form of Indemnity Agreement between Mail-Well I
                  Corporation and each of its officers and directors-- incorporated by reference from Exhibit 10.18 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

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

10.15 Second Amended and Restated Participation Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet Capital Corporation as Arranger and Agent, and the Trust Certificate Purchasers named therein-- incorporated by reference to Exhibit 10.28 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

10.16 Amendment Agreement No. 1 dated as of September 25, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to
                  Exhibit 10.29 of Mail-Well, Inc.'s Form 10-Q for the quarter ended September 30, 2002.

10.17 Employment and Executive Severance Agreement dated as of March 10, 2003, between the Company and Paul V. Reilly-- incorporated by reference to Exhibit 10.26 of the Company's Annual Form 10-K filed March 31, 2003.

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

10.20 Second Amended and Restated Credit Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders-- incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q for quarter ended March 31, 2004.

10.21 Second Amended and Restated Security Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders-- incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for quarter ended March 31, 2004.

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

10.25 Settlement and Governance Agreement by and among Cenveo, Inc., Burton Capital Management and Robert G. Burton, Sr., dated September 9, 2005 -- incorporated by reference to
                  Exhibit 10.1 of the Company's Form 8-K filed September 12,
                  2005.

*31.1 Certification of Periodic Report by Robert G. Burton, Sr., Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Periodic Report by Sean S. Sullivan, Executive Vice President--Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

---------------
*        Filed herewith.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2005

                                  CENVEO, INC.


                                  By:   /s/ Robert G. Burton, Sr.
                                     -----------------------------------------
                                        Robert G. Burton, Sr., Chairman
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


                                  By:   /s/ Sean S. Sullivan
                                     -----------------------------------------
                                        Sean S. Sullivan
                                        Executive Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)