Form 10-K
period 2005-12-31
CENVEO, INC
filed 2006-03-02
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-12551

CENVEO, INC.
(Exact name of Registrant as specified in its charter.)

COLORADO	84-1250533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE CANTERBURY GREEN 201 BROAD STREET
STAMFORD, CT	06901
(Address of principal executive offices)	(Zip Code)

203-595-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The New York Stock Exchange
Preferred Share Purchase Rights	The New York Stock Exchange

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

      As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $379,340,789 based on the closing sale price as reported on the New York Stock Exchange.

      As of February 17, 2006 the registrant had 53,102,072 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Stockholders to be held on or about May 4, 2006.

This page intentionally left blank

PART I

Item 1.   Business

The Company

      We are a leading provider of print and visual communications with one-stop service from design through fulfillment. According to Printing Impressions, we are the fourth largest diversified printing company in North America. In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the board of directors was reconstituted and a new Chairman and Chief Executive Officer was appointed effective September 12, 2005. As a result of the appointment of the new Chief Executive Officer, there have been significant changes in the management of the Company.

      In September 2005, we initiated a major restructuring program that resulted in the realignment of our businesses into two complementary operating segments: Envelopes, Forms and Labels and Commercial Printing. Our broad portfolio of services and products includes envelopes, forms and labels, packaging, business documents and commercial printing, provided through a network of over 70 production, fulfillment and distribution facilities throughout North America.

      Our envelopes, forms and labels segment operates 37 manufacturing facilities and specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes, and mailers generally sold to third-party dealers such as print distributors, office products suppliers and office-products retail chains. Envelopes, forms and labels had net sales of $922 million, $900 million and $875 million, in 2005, 2004 and 2003, respectively. Total assets for envelopes, forms and labels were $614 million and $615 million, as of December 31, 2005 and 2004, respectively.

      Our commercial printing segment operates 27 manufacturing facilities and specializes in the printing of annual reports, car brochures, brand marketing collateral, specialty packaging, and general commercial printing. Commercial printing had net sales of $827 million, $843 million and $797 million, in 2005, 2004 and 2003, respectively. Total assets for commercial printing were $439 million and $486 million, as of December 31, 2005 and 2004, respectively.

      See Note 19 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information concerning our operating segments.

Our Strategy

      In September 2005, a new executive management team assumed leadership at Cenveo, with substantial experience in the printing industry; successfully turning around businesses and executing acquisitions. The team is implementing a new business strategy to increase revenues and margins by focusing on our core competencies. The key elements of this strategy are:

      Focus on Quality and Accountability.   We have taken several actions to improve the quality and accountability of our management and employees. Our new senior management team, for example, has extensive experience in the printing industry. We also realigned our employee compensation and performance incentives with shareholder objectives.

      Cost Reductions.   In 2005, we began implementing cost savings programs including the consolidation of our purchasing activities and manufacturing platform, the reduction of corporate and field human resources, streamlining information technology infrastructure and eliminating all discretionary spending. As a result of these and prior actions in 2005, we reduced headcount by approximately 1,900 employees and consolidated three manufacturing facilities, and we have plans for additional plant consolidations in 2006. We believe that these programs, once fully implemented in 2006, will eliminate at least $75 million in annual costs.

      Sale and Closure of Non-Strategic or Underperforming Businesses.   We have assessed our operations with a view toward eliminating operations that are not aligned with our core operations or are underperforming. In 2005, we sold six operations that were not strategic and closed three printing facilities that were underperforming. We will continue to evaluate the sale or closure of facilities and units that no longer meet our strategic goals or performance targets.

      Reduction of Our Debt.    In November 2005, we announced our intent to explore the sale of our Canadian envelope business, Supremex Inc. On February 16, 2006, we filed a preliminary prospectus to launch an offering of Supremex through the Canadian Income Trust market. Proceeds from the expected sale of Supremex are estimated to be at least $280 million and will be used to reduce our debt and make investments in our businesses.

      Partnering with our Suppliers to Reduce Costs and Increase Efficiency.   In 2005, we partnered with a few key suppliers to improve our pricing and payment terms and inventory management, as well as to ensure a stable source of supply.

      Strategic Acquisitions.   We continuously review acquisition opportunities and will pursue transactions to increase our margins and profitability. We will focus on opportunities that permit us to expand our product and service offerings and achieve operating efficiencies.

Our Products and Services

      Envelopes, Forms and Labels.   Approximately one-half of our net sales are derived from the envelopes, forms and labels segment. We serve two primary envelope markets: (1) customized envelopes and packaging products, including Tyvek® mailers used by the U.S. Postal Service, sold directly to end users or to independent distributors who sell to end users; and (2) envelopes and other products sold to wholesalers, paper merchants, printers, contract stationers, independent retailers and office products superstores. In the customized envelope market, we offer printed customized conventional envelopes for billing and remittance, direct mail marketers, catalog orders and other end users, such as banks, brokerage firms and credit card companies. In the wholesale envelope market, we manufacture and print a broad line of stock and custom envelopes that are featured in national catalogs for the office products market or offered through office products retailers and contract stationers. For our small and mid-size business forms and labels customers, we print a diverse line of custom products, including both traditional and specialty forms and labels for use with desktop PCs and laser printers. Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications. These products are generally sold through independent value-added resellers of office products.

      Commercial Printing.   We serve two primary commercial printing markets as well as the growing market for visual communications products and services other than print. Our general commercial printing markets are: (1) high end color printed materials, such as annual reports and car brochures, which are longer run premium products for major national and regional companies and (2) general commercial printing products such as advertising and promotional materials for local markets. Our printing products also include advertising literature, corporate identity materials, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail. Additionally, we offer our customers services such as design, fulfillment, eCommerce, inventory management and other enterprise solutions for companies seeking strategic partners for their branding and other communications priorities.

Our Industries

      Envelope printing and manufacturing combined constitute an estimated $4 billion market in North America according to the Envelope Manufacturer’s Association. Products in the envelope industry include customized envelopes for direct mail, transactional envelopes, non-custom envelopes for resale, and specialty envelopes and filing products. Printed office products constitute an estimated $15 billion market, with the short-run indirect sector of the market in which we compete estimated at $3 billion.

      The printing industry in the U.S. is highly fragmented with total estimated sales of $165 billion, according to Printing Industries of America, Inc. The printing industry includes general commercial printing, financial and legal printing, greeting cards, labels and wrappers, magazines, newspapers, books, other specialty and quick printing and related services such as prepress and finishing. We estimate that the market in which we primarily compete has total annual sales of approximately $49 billion serviced by over 20,000 printing businesses.

Raw Materials

      The primary materials used in each of our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs. We purchase these materials from a number of suppliers and have not experienced any difficulties in obtaining the raw materials necessary for our operations. We believe that we purchase our materials and supplies at competitive prices due to our volume leverage.

      The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the manufacture of our products. During 2004 and 2005, the industry has seen increases in the price of materials and we expect to see this trend continue in 2006.

      Costs for uncoated paper, which is the primary raw material used in envelope manufacturing, increased in 2004 and in early 2005. Paper suppliers announced an increase for January 2006, and we continue to see an upward trend in uncoated prices resulting from rising energy costs and rationalization of capacity in the paper industry.

      The prices for certain grades of coated paper, the primary raw material used by our commercial print operations, increased in 2004. Our coated paper suppliers announced increases in May 2005, December 2005 and another increase in February 2006.

      We have also seen industry increases in materials other than paper, which we use in the manufacturing of envelopes and commercial printed materials. These increases were primarily driven by the surging costs of energy and petrochemical-related products. Window film, used in envelope production, experienced two increases in 2005; one in January 2005 and another in October 2005 prompted by the effects of gulf region hurricanes. Prices for ink, used in both of our segments, rose in January 2006.

      Adhesives, used in the manufacture of envelopes, are another petrochemical-based product that has experienced increases. In 2004, three price increases were announced for adhesive costs. Three additional adhesive cost increases were announced in 2005 with the last taking effect in January of 2006. The major printing plate manufacturers also announced increases in the fourth quarter of 2005. Increases in plate prices are due primarily to the increased price of aluminum, due to shortages and an energy intensive production process.

      We expect to pass on a substantial portion of price increases for raw materials in the amounts we charge for our products.

Patents, Trademarks and Trade Names

      We market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents and trademarks expire at various times through 2019. Our sales do not materially depend upon any single patent or group of related patents.

Competition

      In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as electronic mail, the Internet, interactive video disks, interactive television, electronic retailing and facsimile machines. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to (1) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (2) the ability of our direct-mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service and the Canada Post Corporation and (3) the ability of our direct mail customers to include return materials in their mail-outs. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. We believe we compete effectively in each of these areas.

      In selling our printed business forms and labels products, we compete with other document and labels print facilities with nationwide manufacturing locations and regional and local printers, which typically sell within a 100 to 300-mile radius of their plants. We compete mainly on quick-turn customization of products and service levels.

      We principally operate in the commercial print portion of the print industry, with related service offerings designed to provide customers complete solutions for communicating their messages to targeted audiences. The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Management believes that there exists overcapacity in most commercial printing markets. Therefore, competition is intense. In this competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. Management believes this environment will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.

Backlog

      At December 31, 2005 and 2004, the backlog of customer orders to be produced or shipped was approximately $110 million and $127 million, respectively.

Employees

      We employed approximately 8,000 people as of December 31, 2005, including approximately 1,300 union employees affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

Environmental Regulations

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

Cautionary Statements

      Certain statements in this report, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Cenveo. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, those identified in Item 1A. Risk Factors and general economic, business and labor conditions; the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price sensitive; the ability to meet customer demand for additional value-added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for envelopes and printed material; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability that could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

      In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Available Information

      Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission. In addition, our earnings conference calls are archived for replay on our website, and presentations to securities analysts are also included on our website. In November 2005, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for the fiscal year ended December 31, 2004 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

Item 1A.   Risk Factors

      Many of the factors that affect our business and operations involve risks and uncertainties. The factors described below are some of the risks that could materially harm our business, financial conditions, results of operations or prospects.

Our substantial level of indebtedness could impair our financial condition, our ability to fulfill obligations under our indebtedness, and our ability to incur additional debt to fund future needs.

      We have incurred substantial amounts of debt, and our level of debt may affect our operations and our ability to make payments required by our debt agreements. As of December 31, 2005, our total indebtedness was approximately $812.1 million.

      Our substantial indebtedness could have several important effects on our future operations. For example:

  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other corporate purposes in the future may be limited;
  a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on indebtedness, and will not be available to fund working capital, capital expenditures, acquisitions and other business purposes;
  we may be more vulnerable to economic downturns or other adverse developments than less leveraged competitors; and
  borrowings under our senior credit facility bear interest at short-term market rates, which could result in higher interest expense in the event of increases in interest rates.

      Our ability to make scheduled payments of principal or interest on, or to reduce or refinance, indebtedness will depend on our future operating performance and resulting cash flow. To a certain extent, our future performance will be subject to prevailing economic conditions and financial, competitive and other factors beyond our control. We cannot be certain that our business, or businesses that we may acquire in the future, will generate sufficient cash flow from operations to enable us to service all of our debt. We may need additional funding from either debt or equity offerings in the future in order to refinance our existing debt, including our senior notes and senior subordinated notes, or to continue to grow our business. We cannot be sure that we will have access to any such sources of funding on satisfactory terms or on a timely basis or at all.

The terms of our indebtedness impose significant restrictions on our business.

      The indentures governing our outstanding notes and the agreement governing our senior credit facility contain various covenants that limit our ability, to, among other things:

  incur or guarantee additional indebtedness;
  make restricted payments, including dividends;
  create or permit to exist certain liens;
  enter into business combinations and asset sale transactions;
  make investments;
  enter into transactions with affiliates; and
  enter into new businesses.

      These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our senior credit facility also requires us to maintain specified financial ratios if availability under the senior credit facility is below a certain amount. Our ability to meet these financial ratios may be affected by events beyond our control, such as general economic conditions. Our failure to maintain applicable financial ratios, in certain circumstances, would prevent us from borrowing additional amounts under our senior credit facility, and could result in a default under that facility. A default could cause the indebtedness outstanding under the facility, and by reason of cross-acceleration or cross-default provisions, the notes and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our senior credit facility could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them to secure that indebtedness. If the lenders under our senior credit facility were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness, including the notes.

There are additional borrowings available to us that could further exacerbate the risks described above.

      Despite current indebtedness levels, we may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the senior notes and senior subordinated notes limit but do not prohibit us from doing so. As of January 24, 2006, based on the borrowing certificate filed, our senior credit facility would permit additional borrowings of up to $87 million, however, current compliance with our fixed charge coverage ratio covenant requires our availability to not decrease below $50 million for a period of five consecutive days or $25 million on any day. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The instruments governing our current debt contain cross default provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

      Our senior credit facility and the indentures pursuant to which our existing notes were issued contain numerous financial and operating covenants and require us to meet certain financial ratios and tests.

      Our failure to comply with the obligations contained in the senior secured credit facility or the indentures governing the notes could result in an event of default under our senior secured credit facility, the senior notes indenture or the senior subordinated notes indenture, which could result in the related debt and the debt issued under other instruments to become immediately due and payable. In such event, we would need to raise funds through any number of alternative available sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default would require us to sell our assets and otherwise curtail operations in order to pay our creditors.

We reported losses in 2005 and 2004, and it is uncertain whether our return to profitability can be assured.

      We reported losses in 2005 primarily as a result of expenses related to our restructuring initiatives, as well as the change in the composition of our board of directors in September 2005, and in 2004, primarily as a result of the loss on early extinguishment of debt. Our ability to return to profitability depends in part on our customers’ recovery from the economic slowdown, the realization of the benefits of our restructuring initiatives and our ability to implement our current strategic plan.

To the extent that we make select acquisitions, we may not be able to successfully integrate the acquired businesses into our business.

      In the past, we have grown rapidly through acquisitions. Although we believe that our experience in making acquisitions is an important asset, our strategic plan and the terms governing our current indebtedness limit the acquisitions that we may currently pursue. To the extent that we pursue acquisitions, we cannot be certain that we will be able to identify and acquire other businesses on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate the acquired businesses into our current business or profitably manage them.

The printing business does not generally use long-term agreements, and our printing operations may be subject to quarterly and cyclical fluctuations.

      The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts. Most of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific printing jobs, and repeat business largely depends on our customers’ satisfaction with the work we do. Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various printing operations in any given quarter. We depend to some extent on sales to certain industries, such as the advertising and automotive industries. A significant percentage of our commercial printing sales are related to advertising. To the extent these industries experience downturns, the results of our operations are adversely affected.

Our industry is highly competitive.

      The printing industry in which we compete is extremely fragmented and highly competitive. In the commercial printing market, we compete against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality. In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets. In the printed office products market, we compete primarily with document printers with nationwide manufacturing locations and regional or local printers. There currently is excess capacity in the printing industry, which has resulted in excessive price competition and may continue to do so. We are constantly seeking ways to reduce our costs and become more efficient. However, we cannot be certain that these efforts will be successful or that our competitors will not be more successful in their similar efforts to reduce costs and become more efficient. If we fail to reduce costs and increase productivity, we may face decreased profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

Factors affecting U.S. and Canadian postal services can impact our business.

      Most envelopes used in the United States and Canada are sent through the mail and, as a result, postal rates can significantly affect envelope usage. Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent, including direct mail, which is a significant portion of our envelope volume. We cannot be sure that direct mail marketers will not reduce their volume as a result of any increases. Because rate increases in the United States and Canada are outside our control, we can provide no assurance that any increases in U.S. and/or Canadian postal rates will not have a negative effect on the level of mail sent, or the volume of envelopes purchased, in either or both countries. In such event, we would expect to experience a decrease in cash flow and profitability or financial position.

      Factors other than postal rates that detrimentally affect the volume of mail sent through the U.S. and Canadian postal systems may also negatively affect our business. Congress enacted a federal “Do Not Call” registry in response to consumer backlash against telemarketers and is contemplating enacting so-called “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements. If this consumer trend becomes directed at direct mail advertising, or if similar legislation or regulations prohibit or limit direct mail advertisements, our business could be negatively affected.

Increases in paper costs and any decreases in the availability of paper could have a material adverse effect on our business.

      Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do not affect the operating margins of our commercial printing business because prices for those paper grades historically have been less volatile and we have been able to pass on paper price increases. Paper pricing does, however, impact the operating margins of our envelope business because prices for those paper grades historically have been more volatile and we generally are not able to increase our prices as quickly as paper prices increase. We cannot be certain that we will be able to continue to pass on future increases in the cost of paper. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in our volume of units sold. Although we have been successful in negotiating favorable pricing terms with paper vendors, we cannot be certain we will be successful in negotiating favorable pricing terms in the future. This may result in decreased sales volumes as well as decreased cash flow and profitability.

      We depend on the availability of paper in manufacturing most of our products. During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers. As a result of our large volume paper purchases from several paper producers, we generally have not experienced difficulty in obtaining adequate quantities of paper, although we have occasionally experienced minor delays in delivery. Although we believe that our attractiveness to vendors as a large volume paper purchaser will continue to enable us to receive adequate supplies of paper in the future, unforeseen developments in world paper markets coupled with shortages of raw paper could result in a decrease in supply, which in turn would cause a decrease in the volume of products we could produce and sell and a corresponding decrease in cash flow and profitability.

The availability of alternative delivery media may adversely affect our business.

      Our business is highly dependent upon the demand for envelopes sent through the mail. Such demand comes from utility companies, banks and other financial institutions, among others. Our printing business also depends upon demand for printed advertising and business forms, among others. Consumers increasingly use the Internet and other electronic media to purchase goods and services, and for other purposes such as paying utility and credit card bills. Advertisers use the Internet and other electronic media for targeted campaigns directed at specific electronic user groups. Large and small businesses use electronic media to conduct business, send invoices and collect bills. As a result, we expect the demand for envelopes and other printed materials for these purposes to decline. In addition, companies have begun to deliver annual reports electronically rather than in printed form, which could reduce demand for our high impact color printing.

      Although we expect other trends, such as the growth of targeted direct mail campaigns based upon mailing lists generated by electronic purchases, to cause overall demand for envelopes and other printed materials to continue to grow at rates comparable to recent historical levels, we cannot be certain that the acceleration of the trend towards electronic media such as the Internet and other alternative media will not cause a decrease in the demand for our products. If demand for our products decreases, our cash flow or profitability could materially decrease.

We depend on good labor relations.

      As of December 31, 2005, we had approximately 8,000 employees, of whom approximately 1,300 were members of various local labor unions. If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. A lengthy strike could result in a material decrease in our cash flow or profitability.

Environmental laws may affect our business.

      Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharge, waste generation, handling, management and disposal, and remediation of contaminated sites. In addition, some of the sellers from which we have bought businesses in the past have been designated as potentially responsible parties under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or similar legislation in Canada. CERCLA imposes strict, and in certain circumstances joint and several, liability for response costs. Liability may also include damages to natural resources. We believe that we have minimal exposure as a result of such designations, either because indemnities were obtained in the course of acquisitions or because of the de minimis nature of the claims, or both. We also believe that our current operations are in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that available indemnities will be adequate to cover all costs or that currently unknown conditions or matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not have a material adverse effect on our business or operations in the future.

We are dependent on key management personnel.

      Our success will continue to depend to a significant extent on our executive officers and other key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future. In addition, the success of any acquisitions we may pursue may depend, in part, on our ability to retain management personnel of the acquired companies. We do not carry key person insurance on any of our managerial personnel.

Item 1B.   Unresolved Staff Comments

      None.

Item 2.   Properties

      We currently occupy 64 printing and manufacturing facilities in the United States and Canada and nine print fulfillment and distribution centers, of which 33 are owned and 40 are leased. In addition to on-site storage at these facilities, we store products in 15 warehouses, of which two are owned, and we lease eight sales offices. We have six facilities where we have ceased operations and they are on the market for sale or sublease, of which one is owned and five are leased. We lease 35,127 square feet of office space in Stamford, CT for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CVO.” At February 17, 2006, there were approximately 363 shareholders of record and, as of that date, we estimate that there were approximately 8,043 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the high and low sales prices for our common stock as reported by the NYSE:

2005	High	Low
First Quarter	$5.86	$2.85
Second Quarter	10.00	5.25
Third Quarter	10.50	7.37
Fourth Quarter	14.23	9.31

2004	High	Low
First Quarter	$5.00	$3.53
Second Quarter	4.52	2.60
Third Quarter	3.70	2.40
Fourth Quarter	3.70	2.60

      We have not paid a dividend on our common stock since our incorporation and do not anticipate paying dividends in the foreseeable future because our senior secured credit facility, senior notes and senior subordinated notes limit our ability to pay common stock dividends.

      No purchases of our common stock were made by or on behalf of the Company or any affiliated purchaser during the fourth quarter of 2005.

Item 6.   Selected Financial Data

      The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements.

	Years Ended December 31
	2005		2004	2003		2002		2001
	(in thousands, except per share data)

Net sales	$1,749,381		$1,742,914	$1,671,664		$1,728,705		$1,868,768
Operating income (loss)	3,419	(1)	72,735	80,215		(16,456)		14,824
Income (loss) from continuing operations	(135,052	)(1)	(20,938)	3,924		(73,488)		(45,213)
Net income (loss)	(135,052	)(1)	(19,708)	5,150	(2)	(202,104	)(3)	(136,217	)(4)
Income (loss) per diluted share from continuing operations	(2.70	)(1)	(0.44)	0.08	(2)	(1.54	)(3)	(0.95	)(4)
Income (loss) per share	(2.70	)(1)	(0.41)	0.11	(2)	(4.24	)(3)	(2.86	)(4)
Total assets	1,079,564		1,174,747	1,111,446		1,107,367		1,476,867
Total long-term debt, including current maturities	812,136		769,769	748,961		763,899		855,221

(1)	Includes $77.3 million of restructuring, impairment and other charges.
(2)	Includes a $0.3 million charge for a cumulative effect of change in accounting principle and a $1.5 million gain on a disposal of discontinued operations.
(3)	Includes a charge of $111.7 million for a cumulative effect of change in accounting principle and a $16.9 million for the loss on a disposal of discontinued operations.
(4)	Includes a charge of $88.0 million for the loss on a disposal of discontinued operations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc., which we refer to as Cenveo, and its subsidiaries should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make under this Item 7 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. See Cautionary Statements regarding forward-looking statements in Item 1 and Risk Factors in Item 1A.

Introduction and Executive Overview

      We are a leading provider of print and visual communications with one-stop services from design through fulfillment. Our broad portfolio of services and products include, commercial printing, envelopes, labels, packaging, and business documents through a network of over 70 production, fulfillment and distribution facilities throughout North America. In September 2005, we initiated a major restructuring program that resulted in the realignment of our major business units, and we now operate in two complementary segments: Envelopes, Forms and Labels and Commercial Printing.

      Envelopes, Forms and Labels. Our envelopes, forms and labels segment specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes and mailers generally sold to third-party dealers such as print distributors, office products suppliers and office-products retail chains.

      Commercial Printing. Our commercial printing segment specializes in the printing of annual reports, car brochures, brand marketing collateral, financial communications, specialty packaging, and general commercial printing.

      New Business Strategy. In September 2005, a new executive management team began implementing a new business strategy to increase revenues and margins, by focusing on our core competencies. The key elements of this strategy are:

  Take actions to improve the quality and accountability of our management and employees. Our new senior management team, for example, has extensive experience in the printing industry. We have realigned our employee compensation and performance incentives with shareholder objectives.
  Implement cost savings by launching programs such as the consolidation of our purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. As a result of these and prior actions in 2005, we reduced headcount by approximately 1,900 employees and consolidated three manufacturing facilities, and we have plans for additional plant consolidations in 2006. We believe that these programs, once fully implemented in 2006, will eliminate at least $75 million in annual costs.
  Assess our operations with a view to eliminating assets that are not aligned with our business strategy or are underperforming. In 2005, we sold six operations that were not strategic and closed three printing facilities that were underperforming. We will continue to evaluate the sale or closure of facilities and units that no longer meet our strategic goals or performance standards.
  Reduce our debt. In November 2005, we announced our intent to explore the sale of our Canadian envelope business, Supremex Inc., which we refer to as Supremex. On February 16, 2006, we filed a preliminary prospectus to launch an offering of Supremex through the Canadian Income Trust market. Proceeds from the expected sale of Supremex are estimated to be at least $280 million and will be used to reduce our debt and make investments in our businesses.
  Partner with a few key suppliers to improve our pricing and payment terms and inventory management, as well as to ensure a stable source of supply.
  Continuously review acquisition opportunities and pursue transactions to increase our margins and profitability. We will focus on opportunities that permit us to expand our product and service offerings and achieve operating efficiencies.

See Part 1 Item 1 of this Annual Report on Form 10-K for a complete description of our business.

Consolidated Operating Results

      Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for 2005, 2004 and 2003 followed by a discussion of the results of each of our business segments for the same period.

      In 2005, most of our markets had not yet returned to pre-recession growth rates. Excess capacity in concert with declining or weak volume growth in many of our markets has resulted in extreme competitive pricing pressures. In addition, the cost of paper, film and other raw materials for our products has increased. To compete effectively in an environment of excess capacity and rising costs, we are focused on improving productivity and creating operating leverage by reducing our costs. In 2005, we sold three small non-core printing operations, two envelope facilities and a mailing supplies business and closed three printing operations and consolidated two business forms plants and one envelope plant. We plan to consolidate or close additional facilities in 2006. These consolidation activities will assist us in becoming more efficient at operating our plants at higher levels of utilization. We also are redeploying our assets throughout our manufacturing platform and thereby reducing future capital expenditures. As a result of these cost cutting initiatives, we expect our margins will increase in 2006.

      A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss) as well as the net sales and operating income

(loss) of our operating segments that we use internally to assess our operating performance. Division sales exclude sales of divested operations and division operating income (loss) excludes unallocated corporate expenses, restructuring, impairment and other charges, the results of divested operations and gains or losses related to divestitures. Our fiscal year ends on the Saturday closest to the last day of the calendar year, and as a result, 2004 was a 53-week year. Because our business tends to be slow during the holiday season, we do not believe the 53rd week had a significant impact, unless otherwise noted, on the comparability of our results in 2004 with 2005 and 2003, which were 52-week years. See Note 1 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

	Years Ended December 31
	2005	2004	2003
	(in thousands)

Division net sales	$1,731,954	$1,703,335	$1,626,969
Divested operations	17,427	39,579	44,695

Net sales	$1,749,381	$1,742,914	$1,671,664

Division operating income	$105,241	$97,750	$104,532
Unallocated corporate expenses	(19,118)	(19,656)	(17,979)
Restructuring, impairment and other charges	(77,259)	(5,407)	(6,860)
Divested operations	(966)	48	405
Gain (loss) on sale of non-strategic businesses	(4,479)	—	117

Operating income	3,419	72,735	80,215
Interest expense	(74,749)	(73,125)	(71,891)
Loss from the early extinguishment of debt	—	(17,748)	—
Other non-operating expenses	(1,426)	(2,459)	(1,819)

Income (loss) before income taxes	(72,756)	(20,597)	6,505
Income tax expense	(62,296)	(341)	(2,581)

Income (loss) from continuing operations	(135,052)	(20,938)	3,924
Gain on disposal of discontinued operations, net of taxes	—	1,230	1,548
Cumulative effect of change in accounting principle	—	—	(322)

Net income (loss)	$(135,052)	$(19,708)	$5,150

Net income (loss) per share—basic and diluted	$(2.70)	$(0.41)	$0.11

Net Sales

      Net sales increased $6.5 million in 2005 reflecting sales growth of $22 million in our envelopes, forms and labels segment, offset in part by lower sales of $16 million in our commercial printing segment. Net sales increased 4% in 2004, as compared to 2003, reflecting growth in our commercial printing segment and envelopes, forms and labels segment of $46 million and $25 million, respectively. See Segment Operations below for a more detailed discussion of the primary factors for our net sales changes. If we are successful in selling Supremex, future net sales for our envelopes, forms and labels segment will be lower.

Operating Income

      Operating income decreased $69.3 million in 2005 as compared to 2004. This decline was primarily due to the significant restructuring, impairment and other charges we incurred in 2005 (see our New Business Strategy above). These programs, once fully implemented, are estimated to eliminate at least $75 million in annual costs by year-end 2006. In 2004, operating income decreased $7.5 million, or 9%

as compared to 2003, which was primarily due to lower operating performance by our two business segments. See Segment Operations below for a more detailed discussion of the primary factors for our operating income changes for our segments. If we are successful in selling Supremex, future operating income for our envelopes, forms and labels segment will be lower.

      Unallocated Corporate Expenses. Unallocated corporate expenses include the costs of our corporate headquarters and certain expenses not allocated to our operating segments. Unallocated corporate expenses were slightly lower in 2005 as compared to 2004, primarily due to a decrease of $1.1 million in workers compensation claims incurred prior to 2005. It is our practice to allocate the cost of current year claims to our segments but not to allocate the cost of changes in the development of claims incurred in prior years. Unallocated corporate expenses are expected to decrease in 2006, due to our cost cutting initiatives and additional costs incurred in 2005 as a result of the significant changes in management. The increase in unallocated corporate expenses in 2004 as compared to 2003 was due in part to an increase of $0.6 million in the cost of workers’ compensation claims incurred prior to 2004. The other major increase in unallocated corporate expenses was our cost to comply with the Sarbanes-Oxley Act of 2002. Our out-of-pocket cost of compliance was approximately $0.8 million in 2004.

      Restructuring, Impairment and Other Charges. In September 2005, a new senior management team implemented significant cost savings programs including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining information technology infrastructure. See Note 14 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. As of December 31, 2005, our total liability for restructuring was $10.8 million, see Note 14 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

      2005. During 2005, we incurred $77.3 million of restructuring, impairment and other charges, which included $26.4 million for employee separation costs, $26.3 million for asset impairments, $5.7 million for lease termination costs and other exit costs of $2.1 million and $16.7 million of other charges primarily related to a special meeting of shareholders and the accelerated vesting of equity awards resulting from the change in the makeup of the board of directors.

      2004. During 2004, we incurred $5.4 million of restructuring, impairment and other charges, which included $2.6 million for asset impairments, $1.1 million for lease termination costs and $0.7 million for employee separation costs.

      2003. During 2003, we incurred $6.9 million of restructuring, impairment and other charges, which included $1.5 million for employee separation costs and $5.3 million of litigation costs for the settlement of an employee lawsuit.

Interest Expense

      Interest expense increased $1.6 million in 2005 to $74.7 million from $73.1 million in 2004, due primarily to higher underlying market interest rates on which our floating rate debt is based, offset in part by one less week of interest expense in 2005. In 2005, interest expense reflected our average outstanding debt of $820.9 million during the year and a weighted average interest rate of 8.3%, compared to our average outstanding debt of $811.4 million and a weighted average interest rate of 8.2% for 2004.

      Interest expense increased $1.2 million in 2004 to $73.1 million from $71.9 million in 2003, which was primarily due to an extra week of interest expense in 2004. In 2004, we had $811.4 million average outstanding debt during the year and a weighted average interest rate of 8.2%, compared to average outstanding debt of $792.7 million and a weighted average interest rate of 8.4% for 2003. Our average outstanding debt and weighted average interest rate in 2004 reflect the issuance in January of $320 million of 77/8% senior subordinated notes due 2013, the proceeds of which were used to redeem the $300 million of 8¾% senior subordinated notes due in 2008.

Loss from the Early Extinguishment of Debt

      The loss from early extinguishment of debt in 2004 included the premium paid of $13.5 million to redeem our 8¾% notes and the unamortized debt issuance costs of $4.2 million on the 8¾% notes, which were written off. See Liquidity and Capital Resources below.

Income Taxes

	2005	2004	2003
	(in thousands)

Income tax expense (benefit) for U.S. operations	$47,313	$(12,302)	$(8,890)
Income tax expense for foreign operations	14,983	12,643	11,471

Income tax expense	$62,296	$341	$2,581

Effective income tax rate	(85.6)%	(1.7)%	39.7%

      Our income tax expense in 2005 and 2004 on the loss before income taxes primarily results from establishing valuation allowances on net U.S. deferred tax assets and the tax expense recorded for foreign operations that generated taxable income. The effective tax rate in 2003 approximates the statutory effective tax rate considering the tax jurisdictions in which we operate.

      During 2005, we increased the valuation allowance against our remaining U.S. net deferred tax assets to 100% under the criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which we refer to as SFAS 109. Accordingly, we increased the valuation allowance by $87.1 million in 2005 as a result of continuing losses by our U.S. operations. During 2004 and prior, we recorded valuation allowances of $26.8 million against our U.S. net deferred tax assets.

Gain (Loss) on Disposal of Discontinued Operations

      In June 2004, we collected $2.0 million of an unsecured note receivable from the sale of our extrusion coating and laminating business segment of American Business Products, Inc., in 2000. We fully reserved the unsecured note at the time of the sale. The proceeds, net of tax, were recorded as a gain on disposal of discontinued operations in 2004.

      The gain on the disposal of discontinued operations recorded in 2003 was primarily the result of adjustments made to the tax impact of the sale of our prime label business in 2002.

Cumulative Effect of Change in Accounting Principle

      In 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, which we refer to as FIN 46. The implementation of FIN 46 required us to consolidate a trust that leases us equipment under an operating lease. In addition to the equipment and the debt of the trust, we recorded an after-tax charge of $0.3 million as the effect of adopting this accounting change in 2003.

Segment Operations

      Our chief executive officer monitors the performance of the ongoing operations of our two operating segments. We assess performance based on division net sales and division operating income. The summaries of sales and operating income of our two segments have been presented to show each segment without the sales of divested operations (“Division net sales”) and to show the operating income of each segment without the results of divested operations and excluding restructuring, impairment and other charges (“Division operating income”). Sales and operating income of operations divested and restructuring, impairment and other charges are included in the tables below to reconcile segment sales and operating income reported in Note 19 to our consolidated financial statements of this Annual Report on Form 10-K to division net sales and division operating income on which our segments are evaluated.

Envelopes, Forms and Labels

	2005	2004	2003
	(in thousands)

Segment net sales	$922,003	$899,871	$874,824
Divested operations	(8,529)	(21,280)	(23,897)

Division net sales	$913,474	$878,591	$850,927

Segment operating income	$84,704	$89,456	$91,142
Restructuring, impairment and other charges	12,545	1,164	(296)
Divested operations	341	(230)	(723)
Loss on sale of non-strategic businesses	1,334	—	—

Division operating income	$98,924	$90,390	$90,123

Division operating income margin	11%	10%	11%

   Division Net Sales

      Division net sales of our envelopes, forms and labels segment increased $34.9 million, or 4%, in 2005 compared to 2004. The significant factors contributing to this increase in 2005 were:

  Net sales for domestic envelopes increased $28.3 million. This was primarily due to an increase in sales to our direct mail customers and from higher prices for envelopes due to higher paper prices.
  Our strategy to strengthen our position with our office products retail superstores increased sales by $5.9 million.
  The favorable impact of the Canadian dollar on the sales of our Canadian operations was $9.8 million.
  The above increases were offset in part by a $7.2 million decrease in sales of our traditional business documents. Demand for these products has been decreasing for several years as a result of customers acquiring technology that no longer requires continuous, multi-part forms. To address market conditions we closed two of our plants that produce these products in 2005.

      Division net sales increased $27.7 million, or 3%, in 2004 compared to 2003. The significant factors contributing to the increase in 2004 were:

  Net sales in our office products channel were up $9.9 million, due to our strategy to strengthen our position in this market.
  Sales of our business labels increased $11.7 million, due to growth with existing and new customers.
  Sales of our domestic envelope products increased $4.8 million.
  Our Canadian operations sales increased by $4.1 million, which resulted from a $10.5 million favorable impact of the Canadian dollar on sales, offset in part by lower local currency sales of $6.4 million.
  The above increases were offset in part by a sales decrease of $4.0 million of our traditional business documents in 2004.

   Division Operating Income

      Division operating income of our envelopes, forms and labels segment increased $8.5 million, or 9%, in 2005 as compared to 2004. This improvement was primarily due to the following:

  Higher net sales in 2005 contributed approximately $4.5 million.

  Savings from programs implemented to reduce selling, general and administrative expenses were approximately $6.7 million.
  These increases were offset in part by higher rebates and distribution expenses to our office products customers of $2.3 million, which resulted from higher sales.

      Division operating income of our envelopes, forms and labels segment was slightly higher in 2004 as compared to 2003. This was primarily due to the following:

  Increases in the cost of paper offset the impact of higher domestic envelope sales; however, fixed manufacturing expenses at our domestic envelope plants decreased by $2.1 million in 2004.
  Increased sales of business labels improved operating income by $5.3 million.
  Higher customer rebates and distribution expenses and manufacturing inefficiencies associated with higher volume of office product business reduced operating income by $8.3 million.
  Selling expenses increased $2.7 million due to the creation of a sales team focused on increasing sales with national customers.
  The impact of the strong Canadian dollar was $2.7 million in 2004.

Commercial Printing

	2005	2004	2003
	(in thousands)

Segment net sales	$827,378	$843,043	$796,840
Divested operations	(8,898)	(18,299)	(20,798)

Division net sales	$818,480	$824,744	$776,042

Segment operating income (loss)	$(33,820)	$4,184	$12,265
Restructuring, impairment and other charges	36,367	2,994	1,826
Divested operations	625	182	318
Loss on sale of non-strategic businesses	3,145	—	—

Division operating income	$6,317	$7,360	$14,409

Division operating income margin	1%	1%	2%

   Division Net Sales

      Division net sales of the commercial printing segment declined $6.3 million, or 1%, in 2005 as compared to 2004. The significant factors contributing to this decrease in 2005 were:

  Net sales in many of our key markets were higher in 2005 as compared to 2004; however, this performance was offset by underperforming plants where net sales were approximately $18.6 million lower in 2005 as compared to 2004. We plan to close, sell or otherwise consolidate these plants in 2006.
  Net sales in the Atlanta market were $8.6 million lower, primarily due to the closure of our two printing operations in Atlanta in the fourth quarter of 2005.
  These decreases were offset in part by $11.3 million of net sales from operations acquired in 2004.

      Division net sales of the commercial printing segment increased $48.7 million, or 6%, in 2004 as compared to 2003. The significant factors contributing to this increase in 2004 were:

  Net sales in most of our printing facilities increased in 2004 as compared to 2003. Sales were especially strong at our high impact printing plant in California which increased $19.2 million.

  Operations acquired in Seattle and San Francisco in 2004 increased net sales by $15.6 million.

   Division Operating Income

      Division operating income of our commercial printing segment declined $1.0 million, or 14% in 2005 as compared to 2004. Reductions in selling, general and administrative expenses of $7.7 million in 2005 were more than offset by the impact of lower sales and underperforming results at certain plants. Plants that were closed in 2005 and the plants that will be closed, sold or consolidated in 2006 had lower operating income of $6.9 million in 2005 as compared to 2004.

      Division operating income of our commercial printing segment declined $7.1 million in 2004, or 49%, as compared to 2003, even though sales increased significantly in 2004 contributing $6.8 million to operating income. The decline was primarily due to the following increased costs in 2004:

  Selling expenses of $6.8 million, primarily due to the creation of a sales team focused on increasing sales with national customers.
  Information technology expenses of $3.5 million, primarily for the implementation of a segment-wide information system and to maintain the systems used in our distribution and fulfillment operations.
  In 2004, we recorded the remaining contingent purchase price for an acquisition completed in 2002, as a customer-related intangible asset which is being amortized over the life of the service agreement. As a result, amortization expense increased in 2004 by $3.6 million.

Liquidity and Capital Resources

      Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $38.9 million in 2005. This was due to an increase in our working capital of $50.9 million, primarily from the payment of accounts payable, offset in part by the net loss adjusted for non cash items of $10.0 million.

      Net cash provided by operating activities was $38.0 million in 2004. This was primarily due to our net loss adjusted for non cash items of $50.9 million, offset in part by the increase in our working capital of $15.5 million.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $26.0 million in 2005, primarily reflecting capital expenditures of $30.8 million and acquisition spending of $7.6 million, which included $3.6 million for the purchase of the assets of a business and deferred payments of $4.0 million related to acquisitions in 2004 and 2002, offset in part by proceeds from the divestitures of non-core operations of $8.4 million and from the sale of property, plant and equipment of $4.0 million.

      Net cash used in investing activities was $35.6 million in 2004, primarily reflecting capital expenditures of $27.4 million and acquisition spending of $13.2 million, offset in part by proceeds from the sale of property, plant and equipment of $3.0 million and the collection of a $2.0 million note receivable from the purchaser of a business that we sold in 2000.

      Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $64.8 million in 2005, primarily due to net borrowings of debt of $42.4 million and proceeds of $22.4 million from the exercise of stock options.

      Net cash used in financing activities was $1.7 million in 2004, primarily due to the payment of redemption premiums on the early extinguishment of debt of $13.5 million and the payment of debt financing costs of $9.1 million, offset in part by the net proceeds from the issuance of long-term debt of $20.8 million.

      Contractual Obligations and Commitments. The following table details our significant contractual obligations and commitments as of December 31, 2005 (in thousands):

Payments Due	Long-Term Debt	Operating Leases	Other Long- Term Obligations	Purchase Commitments and Other	Total
2006	$2,791	$34,085	$11,810	$17,016	$65,702
2007	11,216	27,799	8,526	1,483	49,024
2008	124,892	18,165	7,260	—	150,317
2009	1,022	12,023	2,911	—	15,956
2010	1,848	8,242	2,537	—	12,627
Thereafter	670,367	6,667	19,378	—	696,412

Total	$812,136	$106,981	$52,422	$18,499	$990,038

      Purchase commitments and other consists primarily of payments for equipment, obligations for required pension contributions and incentive payments to customers.

      Long-term Debt. On February 16, 2006, we filed a preliminary prospectus to sell Supremex. Proceeds from the expected sale of Supremex are expected to be at least $280 million, which will be used to reduce our debt and make investments in our businesses.

      In December 2005, we amended our $300 million senior secured credit facility at no cost to us, reducing borrowing spreads to the underlying market rates and lowering associated facility fees. The amendment also lowered the borrowing availability amount that would trigger the fixed charge coverage ratio covenant. We expect internally generated cash flow and the financing available under our senior secured credit facility will be sufficient to fund our working capital needs and long-term growth; however, this cannot be assured. Based on the certificate filed January 24, 2006, we had $87 million of unused credit available under our senior secured credit facility, however, current compliance with our fixed charge coverage ratio covenant requires our availability to not decrease below $50 million for a period of five consecutive days or $25 million on any day. The above availability is net of $29.1 million of outstanding letters of credit (see below). This availability is subject to us maintaining compliance with the covenants, representations and warranties included in the senior secured credit facility.

      In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the then current board of directors approved a reconstituted board of directors and simultaneously a new Chairman and Chief Executive Officer was appointed effective September 12, 2005. In light of the then current board of directors approval of the successor members of the board, the transition did not constitute a change of control under our debt agreements.

      In January 2004, we sold $320 million of 77/8% senior subordinated notes due 2013. The proceeds of these notes were used to purchase the $300 million of 8¾% senior subordinated notes due 2008. The redemption premiums incurred to purchase the 8¾% notes totaled $13.5 million. The cost incurred to issue the new 77/8% senior subordinated notes was $7.2 million. In March 2004, we amended our $300 million senior secured credit facility to extend its term to June 2008, for which the cost to us was $1.9 million.

      As of December 31, 2005, we had outstanding letters of credit and surety bonds of approximately $28.7 million related to performance and payment guarantees. In addition, we had an outstanding letter of credit of $0.9 million issued in support of other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. Our current credit ratings are as follows:

Review Agency	Senior Secured Credit Facility	Senior Notes	Senior Subordinated Notes	Last Change

Standard & Poor’s	BB-	B+	B-	December 2004
Moody’s	Ba3	B1	B3	April 2004

      Our ratings were affirmed by Standard & Poor’s on January 27, 2006 and removed from CreditWatch with negative implications from when the ratings were placed on September 13, 2005, following the announcement of an agreement to reconstitute the board of directors and appoint new senior management, as described in Item 1 of Part I of this Annual Report on Form 10-K.

      The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital, should such funds be needed.

      Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements.

      Guarantees. In conjunction with the sale of the prime label business in May 2002, we guarantee a lease obligation that expires in April 2008. At December 31, 2005, the contingent liability under the guarantee was $4.6 million. We have not made, nor do we expect to make any payments under this guarantee.

      In connection with the disposition of certain operations, we have indemnified the purchasers for certain contingencies as of the date of disposition. We have accrued the estimated probable cost of these contingencies.

Critical Accounting Estimates

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

      We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

      Allowance for Losses on Accounts Receivable. We maintain a valuation allowance based on the expected collectibility of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of each customer and related aging of the past due balances. As of December 31, 2005 and 2004, the allowance provided for potentially uncollectible accounts receivable was $5.2 million and $4.7 million, respectively. Charges for bad debts recorded to the statement of operations were $3.6 million in 2005, $3.3 million in 2004 and $3.3 million in 2003. We cannot guarantee that our credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.

      Provision for Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, an impairment charge is recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2005, in connection with our restructuring program, we recorded impairment charges on long-lived assets of $26.3 million (see Note 14 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K). Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.

      Provision for Impairment of Goodwill. We evaluate the carrying value of our goodwill in the fourth quarter each year and whenever events or circumstances make it more likely than not that an impairment may have occurred. Determining whether an impairment has occurred requires the valuation of each of our reporting units, which we estimate using discounted cash flows. In addition, we use comparative market multiples to corroborate the discounted cash flow results. In preparing projected future cash flows, we use our judgment in projecting the profitability of our reporting units, their growth in future years, investment and working capital requirements and the selection of an appropriate discount rate. In our comparisons to market multiples of other similar companies, we use judgment in the selection of the companies included in the analysis. We currently believe there is no impairment of our goodwill, however, if our estimates of future discounted cash flows prove to be inaccurate, an impairment charge could be necessary in future years.

      Self-Insurance Reserves. We are self-insured for the majority of our workers’ compensation costs and group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance workers’ compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is increased to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis discounted based on anticipated payment patterns. As of December 31, 2005, the undiscounted liability was $12.9 million and the discounted liability was $10.7 million using a 4% discount rate. Workers’ compensation expense for claims incurred in 2005 was $4.7 million and was based on an actuarial estimate. In 2005, we recorded $1.3 million of additional expense due to the negative development of claims incurred prior to 2005. In 2004, we recorded additional expense of $2.4 million due to the negative development of claims incurred prior to 2004.

      Our self-insured healthcare liability represents our estimate of claims that have been incurred but not reported as of December 31, 2005. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $5.1 million as of December 31, 2005, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. Our liability as of December 31, 2005 decreased from the prior year, primarily due to the significant reduction in our workforce. The estimate of our liability for employee healthcare represents approximately 45 days of unreported claims.

      While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers’ compensation and healthcare expenses we have recorded.

      Accounting for Income Taxes. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as expenses in our consolidated financial statements. At December 31, 2005, our net deferred tax asset from our U.S. operations was zero and our foreign net deferred tax liability was $10.0 million.

      We assess the recoverability of our deferred tax assets and record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS 109. Based on this analysis, we concluded during 2005, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the remaining balance of our U.S. net deferred tax assets. This resulted from new management determining that it would no longer implement the prior identified tax planning strategies. Accordingly, in 2005 we increased the valuation allowance by $87.1 million, which included $7.1 million relating to the tax benefit from stock-based compensation. Any reversal of the valuation allowance related to stock-based compensation will be reflected as a component of shareholders’ equity and will not affect the future effective income tax rate. During 2004 and prior, we recorded valuation allowances of $26.8 million against our U.S. net deferred tax assets.

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

      Our policy is to establish a tax contingency liability for potential audit issues. A tax contingency liability is based on our estimate of whether it is probable additional taxes will be due in the future. As of December 31, 2005, we had future tax contingency liabilities of $9.5 million accrued.

New Accounting Pronouncements

      We are required to adopt certain new accounting pronouncements. See Note 1 to our consolidated financial statements in this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest rate fluctuations and changes in foreign currency exchange rates are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes, nor do we hedge interest rate exposure through the use of swaps and options.

      Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate (“LIBOR”) plus a margin. At December 31, 2005, we had variable rate debt outstanding of $135.6 million. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our interest expense and reduce our net income by approximately $1.4 million.

      We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In 2005, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and net income of approximately $20.3 million and $2.2 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Cenveo, Inc.

      We have audited the accompanying consolidated balance sheets of Cenveo, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cenveo, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cenveo, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

                                                                                          /s/   ERNST & YOUNG LLP

Denver, Colorado
February 28, 2006

CENVEO,  INC.  AND  SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,035	$796
Accounts receivable, net	247,277	252,711
Inventories, net	108,704	112,219
Deferred income taxes	—	15,911
Prepaid and other current assets	25,767	30,108

Total current assets	382,783	411,745
Property, plant and equipment, net	317,606	367,260
Goodwill	311,146	308,938
Other intangible assets, net	23,961	28,788
Deferred income taxes	—	19,730
Other assets, net	44,068	38,286

Total assets	$1,079,564	$1,174,747

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$2,791	$2,270
Accounts payable	124,901	172,731
Accrued compensation and related liabilities	53,765	58,639
Other current liabilities	79,051	64,714

Total current liabilities	260,508	298,354

Long-term debt	809,345	767,499
Deferred income taxes	10,045	10,971
Other liabilities	49,216	40,569
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 53,025 and 48,703 shares issued and outstanding as of December 31, 2005 and 2004, respectively	530	487
Paid-in capital	239,432	214,902
Retained deficit	(305,091)	(170,039)
Deferred compensation	(1,825)	(2,003)
Accumulated other comprehensive income	17,404	14,007

Total shareholders’ equity (deficit)	(49,550)	57,354

Total liabilities and shareholders’ equity (deficit)	$1,079,564	$1,174,747

See notes to consolidated financial statements.

CENVEO,  INC.  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Net sales	$1,749,381	$1,742,914	$1,671,664
Cost of sales	1,405,550	1,393,521	1,337,118
Selling, general and administrative	253,527	265,870	245,689
Amortization of intangible assets	5,147	5,381	1,899
(Gain) loss on sale of non-strategic businesses	4,479	—	(117)
Restructuring, impairment and other charges	77,259	5,407	6,860

Operating income	3,419	72,735	80,215
Interest expense	74,749	73,125	71,891
Loss from the early extinguishment of debt	—	17,748	—
Other expense	1,426	2,459	1,819

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(72,756)	(20,597)	6,505
Income tax expense	(62,296)	(341)	(2,581)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(135,052)	(20,938)	3,924
Gain on disposal of discontinued operations, net of taxes	—	1,230	1,548
Cumulative effect of change in accounting principle	—	—	(322)

Net income (loss)	$(135,052)	$(19,708)	$5,150

Income (loss) per share—basic and diluted:
Continuing operations	$(2.70)	$(0.44)	$0.08
Discontinued operations	—	0.03	0.04
Cumulative effect of change in accounting principle	—	—	(0.01)

Income (loss) per share—basic and diluted	$(2.70)	$(0.41)	$0.11

Weighted average shares—basic	50,038	47,750	47,687
Weighted average shares—diluted	50,038	47,750	48,315

See notes to consolidated financial statements.

CENVEO,  INC.  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(135,052)	$(19,708)	$5,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of discontinued operations, net of taxes	—	(1,230)	(1,548)
Cumulative effect of change in accounting principle	—	—	322
Depreciation	46,785	47,602	46,069
Amortization of other intangible assets	5,147	5,381	1,899
Amortization of deferred financing costs	3,603	4,578	3,984
Deferred income taxes	43,818	(12,536)	(10,854)
Non-cash restructuring and impairment charges	32,010	3,228	—
Loss on early extinguishment of debt	—	17,748	—

(Gain) loss on sale of non-strategic businesses	4,479	—	(117)

Provisions for bad debts	3,625	3,335	3,276
Provisions for inventory obsolescence	3,000	1,127	2,072
Deferred compensation provision	2,505	718	420
Loss on disposal of assets	124	686	1,221

Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	2,061	(26,618)	138
Inventories	(828)	(19,249)	12,575
Accounts payable and accrued compensation and related liabilities	(60,200)	32,784	(15,417)
Income taxes payable	(547)	(1,663)	12,212
Other working capital changes	8,610	(711)	(1,952)
Other, net	2,000	2,519	9

Net cash provided by (used in) operating activities	(38,860)	37,991	59,459
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,605)	(13,174)	(2,800)
Capital expenditures	(30,757)	(27,435)	(31,602)
Proceeds from divestitures, net	8,377	2,000	3,864
Proceeds from sale of property, plant and equipment	4,007	3,012	682

Net cash used in investing activities	(25,978)	(35,597)	(29,856)
Cash flows from financing activities:
Borrowings under revolving credit facility, net	45,490	5,131	—
Repayments under revolving credit facility, net	—	—	(28,622)
Proceeds from issuance of long-term debt	—	320,000	—
Repayments of long-term debt	(3,123)	(304,323)	(4,225)
Proceeds from exercise of stock options	22,433	48	75
Payment of redemption premiums	—	(13,528)	—
Payment of debt issuance and amendment costs	—	(9,077)	(484)

Net cash provided by (used in) financing activities	64,800	(1,749)	(33,256)
Effect of exchange rate changes on cash and cash equivalents	277	(156)	1,310
Net increase (decrease) in cash and cash equivalents	239	489	(2,343)
Cash and cash equivalents at beginning of year	796	307	2,650

Cash and cash equivalents at end of year	$1,035	$796	$307

See notes to consolidated financial statements.

CENVEO,  INC.  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock	Paid-In Capital	Retained (Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance at December 31, 2002	$483	$213,826	$(155,481)	$(2,471)	$(13,589)	$42,768
Comprehensive income (loss):
Net income			5,150			5,150
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $1,996					(3,188)	(3,188)
Currency translation adjustment					22,507	22,507

Other comprehensive income						19,319

Total comprehensive loss						24,469
Cancellation of restricted shares	(1)	(199)		102		(98)
Issuance of restricted shares	1	149		(150)		—
Exercise of stock options	1	74				75
Amortization of deferred compensation				805		805

Balance at December 31, 2003	484	213,850	(150,331)	(1,714)	5,730	68,019
Comprehensive income (loss):
Net loss			(19,708)			(19,708)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $1,186					(1,892)	(1,892)
Currency translation adjustment					10,169	10,169

Other comprehensive income						8,277

Total comprehensive income						(11,431)
Issuance of restricted shares	3	1,004		(1,007)		—
Exercise of stock options		48				48
Amortization of deferred compensation				718		718

Balance at December 31, 2004	487	214,902	(170,039)	(2,003)	14,007	57,354
Comprehensive income (loss):
Net loss			(135,052)			(135,052)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $743					(1,187)	(1,187)
Currency translation adjustment					4,584	4,584

Other comprehensive income						3,397

Total comprehensive loss						(131,655)
Cancellation of restricted shares	(4)	(1,993)		795		(1,202)
Issuance of restricted shares	5	4,030		(4,035)		—
Exercise of stock options	42	22,391				22,433
Purchase and retirement of common stock		(187)				(187)
Amortization of deferred compensation and restricted stock units		289		3,418		3,707

Balance at December 31, 2005	$530	$239,432	$(305,091)	$(1,825)	$17,404	$(49,550)

See notes to consolidated financial statements.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Basis of Presentation.   Cenveo, Inc. and subsidiaries (collectively, the “Company”) are engaged in the printing and manufacturing of envelopes, business forms and labels and commercial printing. In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the board of directors was reconstituted and a new Chairman and Chief Executive Officer was appointed effective September 12, 2005 (Notes 2, 12 and 15). The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol “CVO”.

      The consolidated financial statements include the accounts of Cenveo, Inc. and its wholly-owned subsidiaries. The Company also consolidates a variable interest entity pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). All intercompany transactions have been eliminated.

      The Company’s reporting periods for 2005, 2004 and 2003 in this report consist of 52, 53, and 52-week periods, respectively, ending on the Saturday closest to the last day of the calendar month and ended on December 31, 2005, January 1, 2005 and December 28, 2003, respectively. The accompanying financial statements are presented as ending on December 31, since the effect of reporting periods not ending on that date are not material.

      Use of Estimates.   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization lives, asset impairment evaluations, tax assets and liabilities, self-insurance accruals and other contingencies. Actual results could differ from the estimates made by management.

      Cash and Cash Equivalents.   Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

      Accounts Receivable.   Accounts receivable are recorded at invoiced amounts. As of December 31, 2005 and 2004, accounts receivable were reduced by an allowance for doubtful accounts of $5.2 million and $4.7 million, respectively.

      Inventories.   Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. The estimates of reserves for unsaleable inventory are based on management’s judgment of future realization.

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

      Depreciation is provided using the straight-line method based on the estimated useful lives of 15 to 45 years for buildings and building improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

      Computer Software.   The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and seven years. Net computer software costs included in property, plant and equipment were $10.1 million and $11.6 million as of December 31, 2005 and 2004, respectively.

      Debt Issuance Costs.   Direct expenses such as legal, accounting and underwriting fees incurred to issue or extend debt, are included in other assets, net in the consolidated balance sheets. Debt issuance costs were $13.0 million and $16.3 million as of December 31, 2005 and 2004, respectively, net of accumulated amortization, and are amortized over the term of the related debt as interest expense. Interest expense includes $3.6 million, $4.4 million and $4.0 million of debt issuance costs amortized in 2005, 2004 and 2003, respectively.

      Goodwill and Other Intangible Assets.   Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is reviewed annually in the fourth quarter to determine if there is an impairment, or more frequently, if an indication of possible impairment exists. No impairment charges for goodwill or other intangible assets were recorded in 2005, 2004 or 2003.

      Other intangible assets primarily arise from the purchase price allocations of businesses acquired and are based on independent appraisals or internal estimates. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similarly to goodwill.

      Long-Lived Assets.   Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value. The estimated useful lives of all long-lived assets are periodically reviewed and revised if necessary.

      Self-Insurance.   The Company is self-insured for the majority of its workers’ compensation costs and group health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred but not reported.

      Revenue Recognition.   The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. The Company records revenue on a very limited basis when the customer requests that the Company hold the goods for a short period of time. Revenue is recognized for these transactions when the customer is invoiced for goods that have been produced and made ready for shipment, the risk of ownership of the goods is assumed by the customer, and the terms and collection experience on the related billings are consistent with other sales. Customer goods are segregated from Company-owned inventory which is available for sale.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

      Since a significant portion of the Company’s products are customer specific, it is common for customers to inspect the quality of the product at the Company’s facility prior to its shipment. Products shipped are not subject to contractual right of return provisions.

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

      Advertising Costs.   All advertising costs are expensed as incurred. Advertising costs were $4.0 million, $5.2 million and $5.7 million in 2005, 2004 and 2003, respectively.

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

      Stock-Based Compensation.   Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock.

      If the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s pro forma net income (loss) and earnings (loss) per share for the years ended December 31, would have been as follows (in thousands, except per share data):

	2005	2004	2003
Net income (loss), as reported	$(135,052)	$(19,708)	$5,150
Add: stock-based compensation expense determined under the intrinsic value method included net income, net of related taxes	2,505	718	420
Less: stock-based compensation expense determined under fair value method, net of related income taxes	(8,962)	(4,952)	(3,620)

Pro forma net income (loss)	$(141,509)	$(23,942)	$1,950

Earnings (loss) per share—basic and diluted:
As reported	$(2.70)	$(0.41)	$0.11

Pro forma	$(2.83)	$(0.50)	$0.04

      Under the Company’s 2001 Long-Term Incentive Plan (the “Plan”), the change in the Company’s board of directors triggered the change of control provision of the Plan (Note 2). Accordingly, all stock options and restricted stock outstanding as of September 12, 2005, vested on that date. A significant portion of the stock-based compensation expense reflected in the pro forma calculation of earnings (loss) per share for the year ended December 31, 2005 is the result of the acceleration in the vesting of the outstanding stock-options and restricted stock.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

      The following table presents the fair value per share information, including related assumptions, used to determine stock-based compensation expense consistent with the requirements of SFAS 123. The estimated fair value per share was determined on the date of grant using the Black-Scholes-Merton option-pricing model.

	2005	2004	2003
Weighted average fair value per share of options granted during the year	$5.08	$2.22	$1.39
Assumptions:
Dividend yield	0.0%	0.0%	0.0%
Volatility	62.4%	69.6%	73.0%
Risk-free rate of return	4.4%	3.1%	2.6%
Expected life (years)	4.81	5	5

      The effect on reported net income (loss), earnings (loss) per share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options in future years.

      Reclassifications.   Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s statements of cash flows for the years ended December 31, 2004 and 2003 have been revised to present cash flows from operating activities based on net income (loss) instead of income (loss) from continuing operations.

      New Accounting Pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which revises SFAS 123 and supersedes APB 25. The requirements of SFAS 123R are similar to those of SFAS 123, except that SFAS 123R generally requires companies to measure the cost of employee services received in exchange for a grant of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award using an appropriate fair value option-pricing model. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The Company currently uses the intrinsic value method of measuring these grants under APB 25, which will no longer be an alternative to the fair value method under SFAS 123R. The Company will adopt SFAS 123R in the first quarter of 2006 and expects to use the modified-prospective transition method, which applies to new grants and to grants modified, repurchased, or cancelled after the effective date of SFAS 123R. Under this method, the fair value of all grants vesting on or after the adoption date will be included in the determination of the Company’s results of operations. The total estimated compensation cost relating to nonvested grants outstanding that will be recognized commencing on January 1, 2006 is approximately $9.3 million. This amount will be amortized to expense over the current vesting periods of the grants through the Company’s fourth quarter of 2009 assuming no changes are made to the current vesting. Any employee stock compensation grants on or after January 1, 2006 will be valued in accordance with SFAS 123R. Although the Company is still evaluating the requirements of SFAS 123R, the Company expects that the adoption of SFAS 123R will have a material effect on the Company’s consolidated results of operations and income (loss) per share.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual case when specific transition provisions are not provided by the accounting pronouncement. SFAS 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under SFAS 154, a change in the method of applying an accounting principle would also be considered a change in accounting principle. SFAS 154 is effective commencing with the Company’s first quarter of 2006. The Company presently does not believe that the adoption of SFAS 154 will have any immediate effect on its consolidated financial position or results of operations since the Company does not currently anticipate changing any accounting methods or principles except for the adoption of SFAS 123R, which provides specific transition provisions.

2. Change in Board of Directors and Senior Management

      In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the board of directors was reconstituted and a new Chairman and Chief Executive Officer was appointed effective September 12, 2005. As a result of the appointment of the new Chief Executive Officer, there have been significant changes in the management of the Company.

      The Company reimbursed Burton Capital Management, LLC $0.8 million for expenses incurred in its efforts to elect a new board of directors. The Company’s newly appointed Chairman and Chief Executive Officer is also the Chairman, Chief Executive Officer and Managing Member of Burton Capital Management, LLC.

3. Changes in Accounting Principles

      The Company adopted SFAS No. 151, Inventory Costs—an amendment of ARB No. 43 Chapter 4 (“SFAS 151”) on January 1, 2005. SFAS 151 requires abnormal production costs such as idle facility expense, excessive spoilage, rehandling costs and abnormal freight to be excluded from inventory costing and treated as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facility. The adoption of SFAS 151 in 2005 did not have a significant effect on the Company.

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

4. Acquisitions

      Acquisitions are accounted for under the purchase method of accounting; accordingly, the assets and liabilities of the acquired businesses have been recorded at estimated fair value at the date acquired with the excess of the purchase price over the estimated fair value recorded as goodwill.

      In May 2005, the Company purchased the assets of Digidel, Inc., a provider of pre-press services to commercial printing companies in Philadelphia, Pennsylvania with annual sales of approximately

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

$3.0 million. The purchase price was $3.6 million of which $0.7 million was allocated to tangible net assets, $0.3 million to intangible assets and $2.6 million to goodwill. The Company consolidated this operation with its commercial printing plant in Philadelphia.

      In July 2004, the Company purchased the stock of Valco Graphics Inc., a commercial printing company in Seattle, Washington with annual sales of approximately $18.0 million. The purchase price was $9.6 million with $5.1 million allocated to tangible net assets and $4.5 million allocated to goodwill. Valco Graphics Inc. was consolidated with the Company’s existing commercial printing operation in Seattle, WA.

      In August 2004, the Company purchased the assets of WWP Property Management, Inc., a commercial printing company in San Francisco, California with annual sales of approximately $14.0 million. The purchase price was $2.8 million ($1.4 million paid in each of 2004 and 2005) with $2.7 million allocated to tangible net assets and $0.1 million allocated to goodwill. The Company has consolidated this operation with its existing commercial printing operation in San Francisco and is operating the combined entity as Cenveo, San Francisco.

      The results of the acquired businesses have been included in the Company’s consolidated results from their respective acquisition dates. Pro forma results for 2005 and 2004, assuming the acquisitions had been made at the beginning of the applicable period, have not been presented since they would not be materially different from the Company’s reported results.

5. Discontinued Operations

      In June 2004, the Company collected $2.0 million of an unsecured note receivable from the sale of its extrusion coating and laminating business segment of American Business Products, Inc. (“Jen Coat”) in 2000. The unsecured note was fully reserved at the time of the sale. The proceeds, net of tax, were recorded as a gain on disposal of discontinued operations in 2004.

      The gain on disposal of discontinued operations recorded for 2003 reflects a change in the tax impact of the disposition of the Company’s prime label business (“Prime Label”), which was sold in May 2002. This gain was partially offset by the accrual of additional expenses related to the sale of Prime Label and the sale of Curtis 1000 which was also sold in 2002.

      Gain (loss) on disposal of discontinued operations is as follows for the years ended December 31, (in thousands):

	2004	2003

Gain (loss) on disposal of discontinued operations:
Prime Label	$—	$(830)
Curtis 1000	—	139
Jen Coat	2,000	—

	2,000	(691)
Income tax benefit (expense)	(770)	2,239

	$1,230	$1,548

6. Other Divestitures

      During 2005, the Company sold six non-strategic businesses, including a fine papers business in Ontario, Canada, a mailing supplies business in Dekalb, Illinois, printing operations in Riviera Beach, Florida, Jacksonville, Illinois and Osage Beach, Missouri and a jet printing operation in Vancouver,

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Other Divestitures (Continued)

Canada. During 2003, the Company sold certain digital graphics operations of the commercial segment. The following table presents the sales and operating income of these operations for the years ended December 31, (in thousands):

	2005	2004	2003

Net sales	$17,427	$39,579	$44,695
Operating income	(966)	48	405

      The Company recorded a $4.5 million loss for the year ended December 31, 2005 as a result of the divestitures of these non-strategic businesses, which included a $2.4 million write-off of goodwill allocated to these businesses as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      Subsequent to these sales, the Company has continuing involvement with the entities; accordingly, the dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the consolidated financial statements.

7. Inventories

      Inventories by major category are as follows (in thousands):

	December 31
	2005	2004

Raw materials	$33,970	$36,440
Work in process	28,313	30,357
Finished goods	52,320	50,122

	114,603	116,919
Reserves	(5,899)	(4,700)

Inventories, net	$108,704	$112,219

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Property, Plant and Equipment

      Property, plant and equipment (Note 14) are as follows (in thousands):

	December 31
	2005	2004

Land and land improvements	$18,460	$19,457
Buildings and improvements	108,229	109,889
Machinery and equipment	500,535	532,470
Furniture and fixtures	11,579	13,997
Construction in progress	14,532	9,806

	653,335	685,619
Accumulated depreciation	(335,729)	(318,359)

Property, plant and equipment, net	$317,606	$367,260

9. Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for 2005 and 2004 by reportable segment (Note 19) are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total

Balance as of January 1, 2004	$212,978	$86,414	$299,392
Acquisitions	—	4,583	4,583
Foreign currency translation	4,487	476	4,963

Balance as of December 31, 2004	217,465	91,473	308,938
Acquisitions	—	2,725	2,725
Dispositions	(1,127)	(1,260)	(2,387)
Foreign currency translation	1,700	170	1,870

Balance as of December 31, 2005	$218,038	$93,108	$311,146

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Goodwill and Other Intangible Assets (Continued)

      Other intangible assets are as follows (in thousands):

	December 31
	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Trademarks and tradenames	$14,551	$(2,092)	$12,459	$14,551	$(1,736)	$12,815
Non-compete agreements	2,415	(2,196)	219	4,366	(4,194)	172
Customer relationship	17,006	(8,336)	8,670	17,006	(4,000)	13,006
Patents	2,428	(1,004)	1,424	2,428	(836)	1,592
Other	768	(299)	469	1,049	(566)	483

	37,168	(13,927)	23,241	39,400	(11,332)	28,068
Intangible assets with indefinite lives:
Pollution Credits	720	—	720	720	—	720

Total	$37,888	$(13,927)	$23,961	$40,120	$(11,332)	$28,788

      As of December 31, 2005, the weighted average remaining amortization period for trademarks and tradenames was 33 years, non-compete agreements was one year, customer relationships was two years, patents was eight years and other was 16 years.

      Total pre-tax amortization expense for the five years ending December 31, 2010 is estimated to be as follows: $5.3 million, $5.0 million, $0.6 million, $0.6 million and $0.6 million.

10. Other Current Liabilities

      Other current liabilities are as follows (in thousands):

	December 31
	2005	2004

Accrued customer rebates	$18,639	$19,914
Accrued interest	16,003	15,350
Accrued taxes	9,542	8,360
Restructuring liabilities	7,964	1,093
Other accrued liabilities	26,903	19,997

	$79,051	$64,714

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Income

      Accumulated other comprehensive income was as follows (in thousands):

	December 31
	2005	2004

Currency translation adjustments	$25,935	$21,351
Pension liability adjustments, net of tax benefit	(8,531)	(7,344)

Accumulated other comprehensive income	$17,404	$14,007

12. Long-Term Debt

      Long-term debt is as follows (in thousands):

	December 31
	2005	2004

Senior Secured Credit Facility, due 2008	$123,931	$78,441
Senior 95/8% Notes, due 2012	350,000	350,000
Senior 77/8% Subordinated Notes, due 2013	320,000	320,000
Other	18,205	21,328

	812,136	769,769
Less current maturities	(2,791)	(2,270)

Long-term debt	$809,345	$767,499

      On September 9, 2005, the Company’s board of directors was reconstituted and a new Chairman and Chief Executive Officer was appointed effective September 12, 2005 (Notes 1 and 2). In light of the then current board of directors approval of the successor members of the board, the transition did not constitute a change of control under the Company’s debt agreements.

      The Company has a $300.0 million Senior Secured Credit Facility with a group of banks (“Credit Facility”) which matures in June 2008 and is secured by substantially all assets of the Company. Under the Credit Facility, loans may be made and letters of credit issued on a revolving basis in each case subject to availability and subject to a borrowing base. Loans made under the Credit Facility bear interest at a base rate of LIBOR, plus a margin. The weighted average one-month LIBOR interest rates and base rate in effect as of December 31, 2005 was 6.9%. The Credit Facility was amended in December 2005 at no cost to the Company, reducing borrowing spreads to the underlying market rates and lowering associated facility fees. The amendment also lowered the borrowing availability amount that would trigger the fixed charge coverage ratio covenant. The Company had $87.0 million of unused credit available under its senior secured credit facility, based on the January 26, 2006 borrowing certificate, however, current compliance with the fixed charge coverage ratio covenant requires availability to not decrease below $50 million for a period of five consecutive days or $25 million on any day. In March 2004, the Company amended the Credit Facility to extend its term from June 2005 to June 2008, at a cost of $1.9 million, which is being amortized over the extended term of the Credit Facility.

      In January 2004, the Company issued $320.0 million of 77/8% senior subordinated notes due 2013 (“Senior Subordinated Notes”). The interest on these notes is payable semi-annually. The Company may redeem these notes, in whole or in part, on or after December 1, 2008, at redemption prices from 103.9% to 100%, plus accrued and unpaid interest. The net proceeds from the sale of the Senior Subordinated Notes were used to fund the tender offer and redemption of the Company’s 8¾% senior

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt (Continued)

subordinated notes which were due to mature in 2008. The loss recorded on the early extinguishment of the 8¾% senior subordinated notes consisted of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million. The debt issuance costs for the Senior Subordinated Notes of $7.2 million are being amortized over the term of the notes.

      The Company’s $350.0 million 95/8% Senior Notes due 2012 (“Senior Notes”) were issued in 2002 and pay interest semi-annually. The Company may redeem the Senior Notes, in whole or in part, on or after March 15, 2007, at redemption prices from 104.8% to 100%, plus accrued and unpaid interest.

      Other long-term debt includes debt of $11.7 million and $14.0 million at December 31, 2005 and 2004, respectively, of a variable interest entity that the Company consolidates. The interest rate on this debt was 8.1% at December 31, 2005. The remaining balance in other long-term debt is primarily term debt with banks with interest rates, which range up to 10.1%, and capital lease obligations.

      The aggregate annual maturities for long-term debt are as follows (in thousands):

2006	$2,791
2007	11,216
2008	124,892
2009	1,022
2010	1,848
Thereafter	670,367

$812,136

      Cash interest payments on long-term debt were $68.9 million in 2005, $67.4 million in 2004 and $68.1 million in 2003.

      The estimated fair value of the Company’s Credit Facility, Senior Notes, Senior Subordinated Notes and other long-term debt was $828.4 million and $783.9 million at December 31, 2005 and 2004, respectively.

      The Credit Facility, Senior Notes and Senior Subordinated Notes contain certain restrictions that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. The Company is only required to maintain certain levels of fixed charge coverage under the Credit Facility in the event that availability falls below a certain amount. As of December 31, 2005, the Company was in compliance with all debt agreements.

   Guarantees

      In conjunction with the sale of the prime label business in 2002, the Company guarantees a lease obligation assumed by the buyer of this business. The guarantee requires the lessor to pursue collection and other remedies against the buyer before demanding payment from the Company. The remaining payments under the lease term, which expires in April 2008, total approximately $4.6 million. If the Company were required to honor its obligation under the guarantee, any loss would be reduced by the amount generated from the liquidation of the equipment.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Income Taxes

      Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle was as follows (in thousands):

	2005	2004	2003

Domestic	$(105,403)	$(59,239)	$(29,532)
Foreign	32,647	38,642	36,037

	$(72,756)	$(20,597)	$6,505

      Income tax expense on income from continuing operations before taxes and cumulative effect of change in accounting principle for the years ended December 31, consisted of the following (in thousands):

	2005	2004	2003

Current tax expense (benefit):
Federal	$5,839	$(43)	$1,482
Foreign	12,390	12,464	11,805
State	249	456	148

	18,478	12,877	13,435

Deferred expense (benefit):
Federal	37,173	(11,141)	(9,564)
Foreign	2,593	179	(334)
State	4,052	(1,574)	(956)

	43,818	(12,536)	(10,854)

Income tax expense	$62,296	$341	$2,581

      A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company’s actual income tax expense for the years ended December 31, is summarized below (in thousands):

	2005	2004	2003

Expected tax expense (benefit) at federal statutory income tax rate	$(25,464)	$(7,209)	$2,277
State and local income tax expense (benefit)	(2,546)	(721)	293
Change in valuation allowance	79,951	20,275	2,625
Change in contingency reserves	2,827	(6,369)	—
(Utilization) limitation of foreign tax credits, net	4,544	(4,718)	(1,158)
Non-U.S. tax rate differences	2,297	(2,959)	(678)
Non-deductible expenses	791	970	843
Non-taxable investment benefit	254	313	(881)
Other	(358)	759	(740)

Income tax expense	$62,296	$341	$2,581

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Income Taxes (Continued)

      Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$127,436	$95,786
Capital loss carryforwards	20,950	20,950
Compensation and benefit related accruals	19,580	19,867
Foreign tax credit carryforwards	16,662	10,015
Alternative minimum tax credit carryforwards	4,650	5,015
Accounts receivable	1,858	1,421
Restructuring accruals	4,896	969
Other	4,185	3,493
Valuation allowance	(113,854)	(26,775)

Total deferred tax assets	86,363	130,741

Deferred tax liabilities:
Property, plant and equipment	(70,788)	(83,542)
Goodwill and other intangibles assets	(20,641)	(20,352)
Inventory	(2,372)	(2,335)
Other	(2,607)	158

Total deferred tax liabilities	(96,408)	(106,071)

Net deferred tax asset (liability)	$(10,045)	$24,670

      The net deferred income tax asset (liability) as of December 31, includes the following components (in thousands):

	2005	2004

Current deferred tax asset	$—	$15,911
Non-current deferred tax asset	—	19,730
Non-current deferred tax liability	(10,045)	(10,971)

Total	$(10,045)	$24,670

      The Company has federal and state net operating loss and capital loss carryforwards. The tax effect of these attributes was $148.4 million as of December 31, 2005. The Company’s capital loss carryforwards of $21.0 million are due to expire in 2007, net operating loss carryforwards of $127.4 million will expire in 2021 through 2025, foreign tax credit carryforwards of $16.7 million will expire in

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Income Taxes (Continued)

2012 through 2015 and alternative minimum tax credit carryforwards of $4.7 million do not have an expiration date.

      The Company assesses the recoverability of its deferred tax assets and, based upon this assessment, records a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS 109. The Company concluded during 2005, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the remaining balance of its U.S. net deferred tax assets. This resulted from the Company determining that it would no longer implement certain identified tax planning strategies. Accordingly, the Company increased the valuation allowance by $87.1 million to a balance of $113.9 million and eliminated the U.S. net deferred tax asset, which included $7.1 million relating to the benefit from stock-based compensation originating in 2005. Any reversal of the valuation allowance related to stock-based compensation will be reflected as a component of shareholders’ equity and will not affect the future effective income tax rate.

      During 2004, the valuation allowance was increased by $20.3 million to a balance of $26.8 million. Since the Company had three consecutive years of U.S. net operating losses, the increase in the valuation allowance was provided for the deferred tax assets the Company believed would not be realized through the reversal of taxable temporary differences and the execution of available tax planning strategies.

      During 2003, the valuation allowance was increased by $2.6 million to a balance of $6.5 million. This increase specifically related to the realizability of the deferred tax assets for capital loss carryforwards.

      The Company’s valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the Company’s deferred tax assets will be realized. When sufficient positive evidence occurs, the Company’s income tax expense will be reduced to the extent the Company decreases the amount of its valuation allowance. The reversal of all or a portion of the Company’s tax valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

      The Company establishes tax contingency liabilities for potential audit issues, which are based on estimates of whether it is probable additional taxes will be due in the future. As of December 31, 2005, the Company had future tax contingency liabilities of $9.5 million, which were included in other long-term liabilities. During 2004, the Internal Revenue Service (“IRS”) completed the examination of the Company’s tax years 1996 through 2002. The outcome of the tax audit resulted in the issuance of a “no change” letter by the IRS. As a result, the Company determined that tax contingency reserves totaling $6.4 million were no longer necessary and these reserves were reversed in 2004.

      Net cash payments for income taxes were $17.3 million in 2005, $14.7 million in 2004 and $2.5 million in 2003.

14. Restructuring, Impairment and Other Charges

   2005 Activity

      In September 2005, a new senior management team of Cenveo implemented significant cost savings programs including the consolidation of the Company’s purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. The following table and discussion present the details of the expenses recognized in 2005 as a result of this restructuring program, as well as,

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Restructuring, Impairment and Other Charges (Continued)

restructuring expenses incurred as a result of programs initiated by the Company prior to September. As a result of these actions in 2005, the Company reduced headcount by approximately 1,900 employees, consolidated three manufacturing facilities and closed three printing facilities. In addition, the Company incurred charges during 2005 related to a special meeting of shareholders and the changes made to the board of directors and management. These expenses are also included in the table and the discussion that follow:

      Restructuring, impairment and other charges in 2005 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total

Employee separation costs	$6,487	$9,348	$10,572	$26,407
Asset impairments	5,066	20,340	853	26,259
Equipment moving expenses	338	454	—	792
Lease termination expenses	41	1,586	4,124	5,751
Multi-employer pension withdrawal expenses	541	409	—	950
Building clean-up and other expenses	72	313	—	385

Total restructuring charges	12,545	32,450	15,549	60,544
Other charges	—	3,917	12,798	16,715

Total restructuring, impairment and other charges	$12,545	$36,367	$28,347	$77,259

      Envelopes, Forms and Labels. The envelopes, forms and labels segment closed plants in Philadelphia, Pennsylvania, Eugene, Oregon and Marshall, Texas. As a result of these plant closures, the Company recorded impairment charges of $2.3 million for equipment taken out of service, employee separation costs of $0.9 million, a pension withdrawal liability of $0.5 million and expenses of $0.3 million to redeploy equipment.

      Additional plant closures are planned for 2006. The Company recorded impairment charges of $2.8 million related to equipment at these plants that it expects to take out of service in 2006 and has incurred approximately $0.1 million in employee separation costs and equipment moving expenses of $0.1 million related to these closures.

      The envelopes, forms and labels segment incurred employee separation costs of $5.5 million at other locations relating to the Company’s cost savings programs.

      Commercial Printing. The commercial printing segment completed the merger of its two plants in Seattle, Washington and its two plants in San Francisco, California. The cost to complete these mergers was $0.3 million.

      The commercial printing segment closed two plants in Atlanta, Georgia and a plant in Waterbury, Connecticut and a small operation in Phoenix, Arizona. The Company recorded impairment charges of $3.8 million for equipment taken out of service or sold for less than its carrying value during 2005. Employee separation costs incurred for these four plant closures was $1.9 million. The cost incurred to redeploy equipment was $0.4 million. In addition, during 2005, the Company ceased use of three leased buildings and recorded lease termination expenses of $1.5 million.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Restructuring, Impairment and Other Charges (Continued)

      Additional plant closures are planned for 2006. The Company has recorded impairment charges of $12.5 million related to the equipment at these plants that it expects to take out of service or sell in 2006.

      The Company plans to close certain other facilities in 2006 and has incurred withdrawal liabilities of $0.4 million from several multi-employer pension plans in 2005.

      The Commercial Printing Segment incurred employee separation costs of $7.4 million at other locations relating to the Company’s cost savings programs. In addition, new senior management terminated the implementation of a segment wide information system, for which a portion of the investment and other related information technology projects of $3.9 million was written-off.

      Other charges recorded by commercial printing include the settlement of a legal matter and the cost of legal matters that are expected to be settled in 2006.

      Corporate. In 2005, the Company made significant changes to its corporate management team and staff and moved its corporate headquarters from Denver, Colorado to Stamford, Connecticut. As a result, the Company incurred employee separation costs of $10.6 million. In addition, in December 2005, the Company ceased use of office space in Denver and recorded a $4.1 million charge representing the net present value of the cost of the lease that is not expected to be recovered over its remaining term and a $0.9 million charge for the net book value of leasehold improvements and furniture and fixtures.

      Other charges include the following:

  In April 2005, the Company engaged an investment banking firm as a financial advisor to assist the then current board of directors in its evaluation of the Company’s strategic alternatives. The fees incurred were $3.2 million.
  Legal and other fees incurred in connection with the special meeting of shareholders totaled $4.9 million.
  In January 2005, the Company’s Chief Executive Officer resigned. The cost incurred as a result of this resignation was $2.1 million.
  Under the Company’s Long-Term Incentive Plan, the change in the board of directors in September 2005 constituted a change of control and accelerated the vesting of the restricted stock issued to certain executives. The compensation expense recognized by the Company as a result of the vesting of this restricted stock totaled $2.6 million.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Restructuring, Impairment and Other Charges (Continued)

   2004 Activity

      Restructuring, impairment and other charges in 2004 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total

Employee separation costs	$683	$25	$—	$708
Asset impairments (net gain on sale)	(360)	2,670	295	2,605
Equipment moving expenses	157	169	—	326
Lease termination expenses	—	130	954	1,084
Building clean-up and other expenses	684	—	—	684

Total restructuring, impairment and other charges	$1,164	$2,994	$1,249	$5,407

      Envelopes, Forms and Labels. The envelopes, forms and labels segment closed its envelope plant in Bensalem, Pennsylvania. The cost of this plant closure was $1.2 million and included employee separation costs of $0.7 million, expenses incurred to relocate equipment of $0.2 million, and building clean-up and other expenses of $0.7 million. The net gain recognized on the sale of the plant building exceeded the impairment charge recorded for assets taken out of service by $0.4 million.

      Commercial Printing. The commercial printing segment merged its two plants in Seattle, Washington and its two plants in San Francisco, California. The cost of these plant consolidations totaled $1.1 million and included impairment charges of $0.8 million for equipment taken out of service and other expenses of $0.3 million.

      At the end of 2004, the Company made the decision to close a small printing operation in Phoenix, Arizona and recorded a $1.4 million impairment charge for equipment taken out of service in 2005.

      Other equipment impairments recorded in 2004 totaled $0.4 million.

      Corporate. The Company negotiated the termination of a lease on a building in New York City that had been used by an operation that was closed in 2002. The cost to terminate the lease and write-off the unamortized value of leasehold improvements was $1.2 million.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Restructuring, Impairment and Other Charges (Continued)

   2003 Activity

      Restructuring expenses and other charges in 2003 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total

Employee separation costs	$735	$740	$—	$1,475
Equipment moving expenses	—	1,002	—	1,002
Other expenses	—	84	—	84
Reversal of unused accruals	(1,031)	—	—	(1,031)

Total restructuring charges (credit)	(296)	1,826	—	1,530
Other charges	—	—	5,330	5,330

Total restructuring and other charges	$(296)	$1,826	$5,330	$6,860

      Envelopes, Forms and Labels. The envelopes, forms and labels segment incurred employee separation costs of $0.7 million in connection with workforce reductions and reversed accruals of $1.0 million. In 2003, the Company subleased a facility which was idled as a result of the consolidation of an envelope plant sooner than estimated and sold a building for which maintenance costs were accrued.

      Commercial Printing. The commercial printing segment closed its web printing operation in Indianapolis, Indiana and redeployed two web presses and related equipment to St. Louis, Missouri and Baltimore, Maryland. The commercial printing segment incurred severance expense of $0.7 million in connection with workforce reductions.

      Corporate. In February 2004, a jury in Los Angeles County, California returned a verdict in favor of an ex-employee who had sued the Company alleging wrongful dismissal. In order to avoid the expense and risk of further litigation and appeals, the Company settled the dispute. The amount of the settlement and the costs of the litigation recorded in 2003 totaled $5.3 million.

      A summary of the activity charged to the restructuring liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Other	Total

Balance at December 31, 2002	$5,867	$1,051	$—	$692	$7,610
Payments	(3,444)	(680)	—	(458)	(4,582)
Reversal of unused accrual	(660)	(371)	—	—	(1,031)

Balance at December 31, 2003	1,763	—	—	234	1,997
Payments	(684)	—	—	(220)	(904)

Balance at December 31, 2004	1,079	—	—	14	1,093
Accruals	5,751	26,407	950	—	33,108
Payments	(763)	(22,673)	—	(4)	(23,440)
Reversal of unused accrual	—	—	—	(10)	(10)

Balance at December 31, 2005	$6,067	$3,734	$950	$—	$10,751

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Stock-Based Compensation

      The Company’s Incentive Plan is administered by the Compensation and Human Resources Committee of the Board of Directors and allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to officers, directors and employees. As of December 31, 2005, the Company had 2,635,355 shares available for future issuance under the Incentive Plan.

      Under the Company’s Incentive Plan, the change in the Company’s board of directors triggered the change of control provision of the Incentive Plan (Note 2). Accordingly, all outstanding stock options and restricted stock on September 12, 2005 vested on that date.

   Stock Options

      Stock options awarded under the Incentive Plan generally vest over four years and expire in five to 10 years from the date of grant. Options are granted at a price equal to the fair value of the Company’s stock on the date of grant.

      The following table summarizes the activity of stock options for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding at beginning of year	6,868,100	$5.55	5,738,569	$6.16	5,442,002	$6.96
Granted	2,308,000	9.17	1,885,130	3.72	1,021,044	2.26
Exercised	(4,661,854)	4.82	(19,331)	2.62	(30,831)	2.33
Expired/cancelled	(2,148,285)	7.06	(736,268)	7.26	(693,646)	7.59

Options outstanding at end of year	2,365,961	8.97	6,868,100	5.55	5,738,569	6.16

Options exercisable at end of year	535,961	6.83	3,858,396	6.67	3,629,843	6.49

      The following table summarizes information about stock options outstanding as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.14-$2.19	26,170	1.7	$2.16	26,170	$2.16
$ 2.19-$4.37	195,141	4.7	3.71	195,141	3.71
$ 4.37-$6.56	123,350	0.9	5.52	123,350	5.52
$ 6.56-$8.74	53,600	3.7	8.31	53,600	8.31
$ 8.74-$10.93	1,785,400	6.8	9.52	15,400	9.75
$10.93-$13.11	161,300	4.3	12.30	101,300	12.57
$13.11-$15.30	15,000	2.8	13.53	15,000	13.53
$21.86	6,000	2.3	21.86	6,000	21.86

$2.14-$21.86	2,365,961	5.9	8.97	535,961	6.84

   Restricted Stock

      Restricted stock has been granted to certain key executives under the Incentive Plan as a long-term incentive subject to continued employment. These shares carry voting rights, however, the shares

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Stock-Based Compensation (Continued)

cannot be sold prior to vesting. During the fourth quarter of 2005, the Company granted 200,000 shares of restricted stock to a key executive which vests over four years with a fair value of $9.52.

      In 2005, the Company granted 275,000 shares of restricted stock to former management with a fair value of $7.75. In 2004, the Company granted 288,788 shares of restricted stock to former management with a fair value of $3.28. All restricted shares to former management fully vested on September 12, 2005.

      The Company awarded restricted stock to the former members of the Board of Directors. Restricted stock granted totaled 10,680 shares in 2005, 14,922 shares in 2004 and 30,816 shares in 2003. The fair value per share was $7.49 in 2005, $4.02 in 2004 and $2.92 in 2003. All awards to the former directors were fully vested at December 31, 2005.

      Upon the issuance of restricted stock, the Company records deferred compensation as a charge to shareholders’ equity for the fair value of the restricted stock on the date of grant. Deferred compensation is recognized as compensation expense ratably over the vesting period. The Company recorded compensation expense related to restricted stock of $3.1 million in 2005 (which includes $2.7 million that vested due to the change in control provisions noted above), $0.7 million in 2004 and $0.8 million in 2003.

   Restricted Stock Units

      Restricted stock units (“RSU’s”) granted to certain key executives under the Incentive Plan as a long-term incentive are all subject to continued employment. The RSU’s do not have voting rights and may not be sold prior to vesting. Upon vesting the RSU’s are converted into shares of the Company’s common stock. During 2005, the Company granted new management 100,000 restricted stock units which vest over four years with a fair value of $9.52 on the grant date. During 2005, the Company granted new management 117,500 RSU’s which vest through December 31, 2006, based on attaining a specific financial measure for which the fair value was $9.52 on the date of grant.

      During 2005, the Company awarded 19,100 restricted stock units to members of its Board of Directors which vest over one year with a fair value of $11.64 on the grant date.

      The Company records compensation expense and an increase to shareholders’ equity ratably over the vesting periods of the RSU’s, based on the fair value of the RSU’s on the date of grant for the units that vest due to the passage of time and on the fair value of the restricted stock units as of the end of the reporting period for the units that vest based on attaining a specific financial measure. The Company recorded compensation expense related to RSU’s of $0.3 million in 2005.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Stock-Based Compensation (Continued)

      The following table summarizes the activity for restricted stock and RSU’s:

Number of Shares

Outstanding at January 1, 2003	669,000
Granted	30,816
Vested	(30,816)
Cancelled	(25,000)

Outstanding at December 31, 2003	644,000
Granted	303,710
Vested	(14,922)

Outstanding at December 31, 2004	932,788
Granted	722,280
Vested	(739,449)
Cancelled	(479,019)

Outstanding at December 31, 2005	436,600

16. Retirement Plans

      Savings Plan. The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2005, 2004 and 2003, the Company matched a certain percentage of each employee’s voluntary contribution. All contributions made by the Company are made in cash and allocated pro-rata to the funds selected by the employee. Company contributions to the plan were approximately $6.0 million in 2005, 2004 and 2003. Beginning in 2006, the Company will not match any portion of the contributions of its non-union employees. The plan held 2,556,317 shares of the Company’s common stock at December 31, 2005.

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

      Supplemental Executive Retirement Plans. As a result of the acquisition of American Business Products (“ABP”) in 2000, the Company assumed responsibility for the ABP supplemental executive retirement plans (“SERP”) which provide benefits to certain former directors and executives of ABP. For accounting purposes, these plans are unfunded; however, ABP had purchased annuities, which are included in other assets, net in the consolidated balance sheets. These annuities cover a portion of the liability to the participants in these plans and the income from the annuities offsets a portion of the cost of the plans.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (Continued)

      The following table sets forth the financial status of the pension plans and the SERP and the amounts recognized in the Company’s consolidated balance sheets as of December 31, (in thousands):

	Pension Plans		SERP
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$55,164	$45,864	$8,410	$8,736
Service cost	2,138	1,925	—	—
Interest cost	3,212	2,787	571	652
Participant contributions	531	495	—	—
Actuarial loss	2,710	3,677	—	—
Foreign currency translation	2,771	3,093	—	—
Benefits paid	(2,761)	(2,677)	(958)	(978)

Benefit obligation at end of year	$63,765	$55,164	$8,023	$8,410

Change in plan assets:
Fair value of plan assets at beginning of year	$45,102	$37,677	$—	$—
Actual return on plan assets	4,032	3,555	—	—
Participant contributions	531	495	—	—
Employer contributions	3,047	2,841	—	—
Foreign currency translation	2,324	3,211	—	—
Benefits paid	(2,761)	(2,677)	—	—

Fair value of plan assets at end of year	52,275	45,102	—	—

Funded status	(11,490)	(10,062)	(8,023)	(8,410)
Unrecognized actuarial loss	23,995	21,450	—	—
Unrecognized prior service cost	485	510	—	—
Unrecognized transition asset	(3,313)	(3,606)	—	—

Net amount recognized	$9,677	$8,292	$(8,023)	$(8,410)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$8,463	$6,890	$—	$—
Accrued benefit liability	(13,145)	(11,058)	(8,023)	(8,410)
Intangible asset	487	517	—	—
Deferred tax asset	5,341	4,599	—	—
Accumulated other comprehensive loss	8,531	7,344	—	—

Net amount recognized	$9,677	$8,292	$(8,023)	$(8,410)

      The components of the net periodic pension expense for the pension plans and the SERP for the years ended December 31, was as follows (in thousands):

	2005	2004	2003
Service cost	$2,138	$1,925	$1,447
Interest cost on projected benefit obligation	3,783	3,439	3,334
Expected return on plan assets	(3,850)	(3,447)	(3,622)
Net amortization and deferral	(434)	(434)	(482)
Recognized actuarial loss	1,042	826	295

Net periodic pension expense	$2,679	$2,309	$972

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (Continued)

      The assumptions used in computing the net pension expense and the funded status were as follows:

	2005	2004	2003
Weighted average discount rate	5.50-5.75%	5.75%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.5-4%	3.5-4%	3.5-4%

The discount rate assumption used to determine the Company’s pension obligations at December 31, 2005, was based on the Hewitt Yield Curve (“HYC”), with the result rounded down to the nearest 0.25%. The HYC was designed by Hewitt Associates to provide a means for plan sponsors to value the obligations of their pension plans or postretirement benefit plans. The HYC is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating AA or better by Standard & Poor’s. The discount rate assumptions for the pension expenses in 2005 and the obligations at December 31, 2004 were based on investment yields available on AA rated long-term corporate bonds.

      The expected long-term rate of return on plan assets of 8.0% is based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets. The asset allocations and the target allocations for the investments as of December 31, were as follows:

	U.S. Plans			Canadian Plans
	2005	2004	Target	2005	2004	Target
Equity securities	69%	69%	68%	49%	47%	50%
Debt securities, including cash	26%	25%	27%	51%	53%	50%
Real estate	5%	6%	5%	0%	0%	0%

	100%	100%	100%	100%	100%	100%

      The Company’s investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are diversified with a blend of equity and fixed income securities. Equity investments are diversified by including U.S. and non-U.S. stocks, growth stocks, value stocks and stocks of large and small companies.

      The accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets as of December 31, were as follows (in thousands):

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Projected benefit obligation	$11,888	$11,124	$51,877	$44,041
Accumulated benefit obligation	11,529	10,977	45,427	38,293
Fair value of plan assets	8,596	8,517	43,679	36,585

      The increase in the minimum liability included in other comprehensive income was $1.2 million in 2005 and $3.1 million in 2004.

      The Company expects to contribute $3.7 million to its pension plans in 2006. Contributions to the SERP in 2006 will not be significant.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (Continued)

      The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP payments expected to be paid by the Company for the years 2006 through 2010, and in the aggregate for the years 2011 through 2015, are as follows (in thousands):

	Pension Plans	SERP
2006	$2,479	$958
2007	$2,537	$958
2008	$2,551	$958
2009	$2,589	$958
2010	$2,648	$958
2011 - 2015	$14,210	$3,285

      Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $3.2 million in 2005, $3.0 million in 2004 and $3.0 million in 2003. In 2005, the Company recorded withdrawal liabilities of $1.0 million from certain multi-employer pension plans that were incurred in connection with its restructuring program (Note 14).

17. Commitments and Contingencies

      Leases. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2016 (Note 14). Certain leases include renewal and purchase options. As of December 31, 2005, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year were as follows (in thousands):

2006	$34,085
2007	27,799
2008	18,165
2009	12,023
2010	8,242
Thereafter	6,667

Total	$106,981

      Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2005 are approximately $1.3 million.

      Rent expense was $41.5 million in 2005, $37.7 million in 2004 and $37.2 million in 2003.

      Concentrations of Credit Risk. The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are limited due to the Company’s customer base and its dispersion across different industries and geographic areas.

      Litigation. The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations (Note 14).

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Commitments and Contingencies (Continued)

      Tax Audits. The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company’s financial position or its results of operations.

18. Income (Loss) Per Share

      Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if options to issue common stock were exercised. The only Company securities as of December 31, 2005 that could dilute basic income per share for periods subsequent to December 31, 2005 are (1) outstanding stock options which are exercisable into 2,365,961 shares of the Company’s common stock and (2) 436,600 shares of restricted stock and RSU’s of the Company’s common stock.

      The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, (in thousands, except per share data):

	2005	2004	2003

Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(135,052)	$(20,938)	$3,924
Gain on disposal of discontinued operations	—	1,230	1,548
Cumulative effect of change in accounting principle	—	—	(322)

Net income (loss)	$(135,052)	$(19,708)	$5,150

Denominator weighted average common shares outstanding:
Basic shares	50,038	47,750	47,687
Dilutive effect of stock options	—	—	628
Diluted shares	50,038	47,750	48,315

Basic and diluted income (loss) per share:
Continuing operations	$(2.70)	$(0.44)	$0.08
Discontinued operations	—	0.03	0.04
Cumulative effect of change in accounting principle	—	—	(0.01)

Income (loss) per share	$(2.70)	$(0.41)	$0.11

19. Segment Information

      In the third quarter of 2005, the Company changed its management structure and realigned its manufacturing operations into two operating segments—the envelope, forms and labels segment and the commercial printing segment. The envelope, forms and labels segment is in the business of manufacturing customized envelopes and packaging products, stock envelopes, traditional and specialty business forms, and labels used for such applications as mailing, messaging and bar coding. The commercial printing segment is in the business of designing, manufacturing and distributing printed products which include advertising literature, corporate identity materials, financial printing, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail. Segment data for 2004 and 2003 has been restated to reflect the new operating segments.

      Operating income (loss) of each segment includes all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses. See Note 14.

      Corporate identifiable assets consist primarily of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Segment Information (Continued)

      Summarized financial information concerning the reportable segments as of and for the years ended December 31, is as follows (in thousands):

	2005	2004	2003

Net sales:
Envelopes, Forms and Labels	$922,003	$899,871	$874,824
Commercial Printing	827,378	843,043	796,840

Total	$1,749,381	$1,742,914	$1,671,664

Operating income (loss):
Envelopes, Forms and Labels	$84,704	$89,456	$91,142
Commercial Printing	(33,820)	4,184	12,265
Corporate	(47,465)	(20,905)	(23,192)

Total	$3,419	$72,735	$80,215

Restructuring, asset impairment and other charges:
Envelopes, Forms and Labels	$12,545	$1,164	$(296)
Commercial Printing	36,367	2,994	1,826
Corporate	28,347	1,249	5,330

Total	$77,259	$5,407	$6,860

Significant noncash charges:
Envelopes, Forms and Labels	$5,107	$1,036	$—
Commercial Printing	21,926	2,670	—
Corporate	4,977	295	—

Total	$32,010	$4,001	$—

Depreciation and intangible asset amortization:
Envelopes, Forms and Labels	$21,412	$22,464	$23,521
Commercial Printing	29,978	29,466	23,917
Corporate	542	1,053	530

Total	$51,932	$52,983	$47,968

Capital expenditures:
Envelopes, Forms and Labels	$6,487	$6,943	$10,035
Commercial Printing	23,065	18,454	21,548
Corporate	1,205	2,038	19

Total	$30,757	$27,435	$31,602

Net sales by product line:
Commercial printing	$812,194	$821,332	$777,639
Envelopes	748,927	719,465	693,929
Business forms and labels	188,260	202,117	200,096

Total	$1,749,381	$1,742,914	$1,671,664

	December 31
	2005	2004

Identifiable assets:
Envelopes, Forms and Labels	$613,580	$615,348
Commercial Printing	438,938	485,551
Corporate	27,046	73,848

Total	$1,079,564	$1,174,747

CENVEO,  INC.  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Segment Information (Continued)

      Geographic information as of and for the years ended December 31, is as follows (in thousands):

	2005	2004	2003

Net sales:
U.S.	$1,546,272	$1,548,080	$1,482,443
Canada	203,109	194,834	189,221

Total	$1,749,381	$1,742,914	$1,671,664

Long-lived assets (property plant and equipment and intangible assets):
U.S.	$540,332	$589,389
Canada	112,381	115,597

Total	$652,713	$704,986

20. Quarterly Financial Data (Unaudited)

      The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended 2005
Net sales	$449,602	$421,736	$430,823	$447,220
Operating income (loss)	3,971	12,012	(5,811)	(6,753)
Net income (loss)	(22,556)	(10,609)	(64,078)	(37,809)

Net income (loss) per share—basic and diluted(1)	(0.47)	(0.22)	(1.28)	(0.71)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended 2004
Net sales	$423,742	$409,396	$428,099	$481,677
Operating income	18,914	14,805	21,144	17,872
Income (loss) from continuing operations	(16,535)	(3,296)	2,490	(3,597)
Gain on disposal of discontinued operations	—	1,230	—	—
Net income (loss)	(16,535)	(2,066)	2,490	(3,597)
Income (loss) per share—basic and diluted(1):
Income (loss) from continuing operations	$(0.35)	$(0.07)	$0.05	$(0.08)
Discontinued operations	—	0.03	—	—

Net income (loss) per share—basic and diluted	$(0.35)	$(0.04)	$0.05	$(0.08)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

21. Subsequent Event

      On February 16, 2006, the Company’s Canadian subsidiary, Supremex Inc. (“Supremex”) filed a preliminary prospectus to launch the sale of its envelope business, through the Canadian Income Trust market. As of December 31, 2005, the held for sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had not been met for Supremex.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were sufficiently effective and designed to ensure that the information required to be disclosed by us in our filings under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

      Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 58.

Changes in Internal Controls Over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

      Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Cenveo, Inc.

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cenveo, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cenveo, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Cenveo, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cenveo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cenveo, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 28, 2006 expressed an unqualified opinion thereon.

                                                        /s/   ERNST & YOUNG LLP

Denver, Colorado
February 28, 2006

Item 9B.   Other Information

      Not applicable.

PART III

Item 10.   Directors and Executive Officers of Registrant

      Under the terms of the Company’s Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of stockholders.

Name	Age	Position	Director Since(1)
Robert G. Burton, Sr.	66	Chairman and Chief Executive Officer	2005
Patrice M. Daniels(2)(3)(4)(5)	45	Director	2005
Leonard C. Green(4)(5)	69	Director	2005
Mark J. Griffin(2)(3)(4)	57	Director	2005
Robert T. Kittel(2)(3)(5)	34	Director	2005
Robert Obernier(4)(5)	68	Director	2005
Thomas W. Oliva	48	Director & President	2005
Michael W. (Max) Harris	51	President, Commercial Print
Sean S. Sullivan	38	Chief Financial Officer
Timothy Davis	51	Senior Vice President, General Counsel & Secretary

(1)	Directors serve one year terms.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Audit Committee.
(5)	Member of the Executive Committee.

      Robert G. Burton, Sr.   Mr. Burton, 66, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. He formed Burton Capital Management, LLC, a company that invests in middle market manufacturing companies, in January 2003 and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, he was the Chairman, President and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002. From April 1991 through October 1999, he was the Chairman, President and Chief Executive Officer of World Color Press, Inc., a leading commercial printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing. Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.

      Patrice M. Daniels   Ms. Daniels is Chief Operating Officer of International Education Corporation, a private post-secondary education company. From its founding in 2001 until 2005, Ms. Daniels was a partner of Onyx Capital Ventures, L.P., a minority-owned private equity investment firm. She previously served as Managing Director, Corporate and Leveraged Finance for CIBC World Markets and Bankers Trust Company, investment-banking firms. Ms. Daniels serves as board member and audit committee chair of real estate services firm CB Richard Ellis Group; on the board of directors of printing and publishing company Cenveo and on the advisory council of the University of Chicago Graduate School of Business. Ms. Daniels holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of Chicago Graduate School of Business.

      Leonard C. Green   Mr. Green, 69, has been President of The Green Group, a financial services firm of CPAs, consultants and entrepreneurs, since 1976. Mr. Green is a Professor of Entrepreneurship at Babson College in Wellesley, Massachusetts. He is presently, and has served, on the board of directors of a number of private companies. Mr. Green serves on the audit committee (Chair) and the executive committee.

      Mark J. Griffin   Mr. Griffin, 57, was the founder of the Eagle Hill School, an independent private school in Greenwich, Connecticut. He has been its headmaster since 1975. Mr. Griffin serves on the audit committee, the compensation committee and the nominating and governance committee.

      Robert T. Kittel   Mr. Kittel, 34, has been a Partner of Goodwood, Inc., an investment management firm, since June 2003, and with Goodwood since June 2002. From June 2000 until February 2002, he was a Partner at Silvercreek Management Inc., an investment management firm. From May 1997 until May 2000, Mr. Kittel was employed by Cadillac Fairview Corporation, a commercial real estate development company. Mr. Kittel is a Chartered Accountant and Chartered Financial Analyst. Mr. Kittel serves on the compensation committee, the executive committee and the nominating and governance committee.

      Robert Obernier   Mr. Obernier, 68, has served as the Chairman and Chief Executive Officer of Horizon Paper Company, Inc. since 1991. Mr. Obernier serves on the audit committee and the executive committee.

      Thomas W. Oliva   Mr. Oliva, 48, has been our President since January 2006 and served as our President, Envelopes, Forms and Labels since September 2005. From December 2002 until January 2004, Mr. Oliva was the President and Chief Operating Officer of Moore Wallace Inc., a commercial printing company. From June 2002 until December 2002, he was the Group President of the outsourcing division of Moore Corporation Limited (Moore acquired Wallace Computer Services, Inc. and changed its name to Moore Wallace Inc. during 2003). From December 2000 until December 2002, he was the Group President of the Forms and Labels Division of Moore. From January 2000 until May 2000, Mr. Oliva was the Group President for the Gravure Catalog and Magazine Division of World Color.

      Michael W. (Max) Harris   Michael W. (Max) Harris, 51, has served as Cenveo’s President, Commercial Print, since September 2005. He was the co-founder of Optical Experts Manufacturing, Inc., an optical disc manufacturing company in Charlotte, North Carolina, in March 2001. He served as its Chairman and CEO from that date until September 2005. Mr. Harris has been a director of Ad-Plex Rhodes, a retail printing company, since January 2002, and has been its Chairman since February 2003. From 1973 until 2001, Mr. Harris served in a variety of roles at World Color Press, Inc., where he served as Executive Vice-President of Manufacturing from 1991 until March 1995. From March 1995 until October 1998, he served as the President of World Color’s Manufacturing Operations, and he served as President of World Color’s Retail Group from October 1998 until March 2001.

      Sean S. Sullivan   Mr. Sullivan, 38, has served as Cenveo’s Chief Financial Officer since September 2005. He served as the Executive Vice President—Chief Financial Officer of Spencer Press, Inc., a privately held printer that produces catalogs, direct mail and general commercial print products, from October 2004 until September 2005. Prior to that, he served as the Executive Vice President of BCM from May 2003 to September 2004. Prior to BCM, Mr. Sullivan served as the Senior Vice President, Finance and Corporate Development for Moore Corporation Limited from August 2001 to June 2002. Prior to Moore Corporation Limited, Mr. Sullivan served as the Vice President of Mergers and Acquisitions for Engage, Inc., an enterprise marketing software and interactive media company. Mr. Sullivan began his career at Ernst & Young and held various positions in the audit and M&A groups from 1989 through 1998. Mr. Sullivan is a certified public accountant.

      Timothy Davis   Timothy Davis, 51, has served as Cenveo’s Senior Vice President, General Counsel and Secretary since January 2006. From July 1989 through December, 2005, he was Senior Vice President, General Counsel and Secretary of American Color Graphics, Inc., a commercial printing company.

      The sections captioned “GOVERNANCE, BOARD COMMITTEES AND BOARD COMPENSATION—Corporate Governance,—Nomination of Directors, and—Board Procedures and Committees,” and “OTHER INFORMATION—Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11. Executive Compensation

      The sections captioned “GOVERNANCE, BOARD COMMITTEES AND BOARD COMPENSATION—Board Compensation,” and “—Compensation and Human Resources Committee Interlocks and Insider Participation,” “COMPENSATION OF EXECUTIVE OFFICERS,” appearing in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with its 2006 annual meeting of stockholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The sections captioned “OWNERSHIP OF VOTING SECURITIES” and “COMPENSATION OF EXECUTIVE OFFICERS—Equity Compensation Plan Information” appearing in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with its 2006 annual meeting of stockholders are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” appearing in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with its 2006 annual meeting of stockholders are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      The sections captioned “INDEPENDENT PUBLIC AUDITORS” and “REPORT OF THE AUDIT COMMITTEE” appearing in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with its 2006 annual meeting of stockholders are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules

Included in Part IV of this Report:

Page
Schedule II	Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004, and 2003	67

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company—incorporated by reference to Exhibit 3(i) of the registrant’s quarterly report of on Form 10-Q for the quarter ended June 30, 1997.
3.2	Articles of Amendment to the Articles of Incorporation of Mail-Well, Inc. dated May 17, 2004—incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.
3.3	Bylaws of the Company as amended and restated effective April 17, 2005—incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) April 17, 2005 filed with the SEC on April 18, 2005
3.4	Certificate of Amendment of Certificate of Incorporation of Cenveo Corporation (formerly known as Mail-Well I Corporation) dated May 14, 2004—incorporated by reference to Exhibit 3.4 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.
3.5	Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of Cenveo, Inc. dated April 20, 2005—incorporated by reference to Exhibit 3.1 to Cenveo Inc.’s current report on Form 8-K dated (date of earliest event reported) April 17, 2005 filed with the SEC on April 21, 2005.
3.6	Bylaws of Mail-Well I Corporation—incorporated by reference from Mail-Well I Corporation’s Form S-4 filed March 15, 1999 (Reg. No. 333-74409).
4.1	Indenture dated as of March 13, 2002 between Mail-Well I Corporation and State Street Bank and Trust Company, as Trustee relating to Mail-Well I Corporation’s $350,000,000 aggregate principal amount of 95/8% Senior Notes due 2012—incorporated by reference to Exhibit 10.30 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.
4.2	Form of Senior Note and Guarantee relating to Mail-Well I Corporation’s $350,000,000 aggregate principal amount 95/8% due 2012—incorporated by reference to Exhibit 10.31 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.
4.3	Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s $320,000,000 aggregate principal amount of 77/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.

Exhibit Number	Description
4.4	Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation’s $320,000,000 aggregate principal amount of 77/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.
4.5	Rights Agreement dated April 20, 2005 between registrant and Computershare Trust Company, Inc.—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) April 17, 2005 filed with the SEC on April 21, 2005.
10.1	Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors—incorporated by reference from Exhibit 10.17 of Mail-Well, Inc.’s Registration Statement on Form S-1 dated March 25, 1994.
10.2	Form of Indemnity Agreement between Mail-Well I Corporation and each of its officers and directors—incorporated by reference from Exhibit 10.18 of Mail-Well, Inc.’s Registration Statement on Form S-1 dated March 25, 1994.
10.3†	Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement—incorporated by reference from Exhibit 10.19 of Mail-Well, Inc.’s Registration Statement on Form S-1 dated March 25, 1994.
10.4	Form of M-W Corp. 401(k) Savings Retirement Plan—incorporated by reference from Exhibit 10.20 of Mail-Well, Inc.’s Registration Statement on Form S-1 dated March 25, 1994.
10.5†	Form of Mail-Well, Inc. Incentive Stock Option Agreement—incorporated by reference from Exhibit 10.22 of Mail-Well, Inc.’s Registration Statement on Form S-1 dated March 25, 1994.
10.6†	Form of Mail-Well, Inc. Nonqualified Stock Option Agreement—incorporated by reference from Exhibit 10.23 of Mail-Well, Inc.’s Registration Statement on Form S-1 dated March 25, 1994.
10.7†	1997 Non-Qualified Stock Option Agreement—incorporated by reference from Exhibit 10.54 of Mail-Well, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 1997.
10.8†	Mail-Well, Inc. 1998 Incentive Stock Option Plan Incentive Stock Option Agreement—incorporated by reference from Exhibit 10.59 to Mail-Well, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 1998.
10.9†	Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan—incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.10†	Form of Non-Qualified Stock Option Agreement under 2001 Long-Term Equity Incentive Plan—incorporated by reference from Mail-Well, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.11†	Form of Incentive Stock Option Agreement under 2001 Long-Term Equity Incentive Plan—incorporated by reference from Mail-Well, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.12†	Form of Restricted Stock Award Agreement under 2001 Long-Term Equity Incentive Plan—incorporated by reference from Mail-Well, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.13†*	Form of Restricted Share Unit Award Agreement under 2001 Long-Term Equity Incentive Plan.

Exhibit Number	Description
10.14	Second Amended and Restated Equipment Lease dated as of August 6, 2002 between Wells Fargo Bank Northwest, National Association, as trustee under MW 1997-1 Trust, and Mail-Well I Corporation—incorporated by reference to Exhibit 10.26 of registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10.15	Second Amended and Restated Guaranty Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and registrant as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein—incorporated by reference to Exhibit 10.27 of registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10.16	Second Amended and Restated Participation Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet Capital Corporation as Arranger and Agent, and the Trust Certificate Purchasers named therein—incorporated by reference to Exhibit 10.28 of registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10.17	Amendment Agreement No. 1 dated as of September 25, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and registrant as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein—incorporated by reference to Exhibit 10.29 of registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10.18†	Employment and Executive Severance Agreement dated as of March 10, 2003, between the Company and Paul V. Reilly—incorporated by reference to Exhibit 10.26 of registrant’s annual Form 10-K filed for the year ended December, 2002.
10.19†	Form of Executive Severance Agreement entered into between the Company and certain of its executive officers—incorporated by reference to Exhibit 10.27 of registrant’s annual report on Form 10-K filed the year ended December, 2002.
10.20	Amendment Agreement No. 2 dated as of March 25, 2004 among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantor, Fleet Capital Corporation as Agent, and the Trust Purchasers named therein—incorporated by reference to Exhibit 10.21 of registrant’s quarterly report on Form 10-Q for quarter ended March 31, 2004.
10.21	Second Amended and Restated Credit Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders—incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on Form 10-Q for quarter ended March 31, 2004.
10.22	Second Amended and Restated Security Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders—incorporated by reference to Exhibit 10.23 of registrant’s quarterly report on Form 10-Q for quarter ended March 31, 2004.
10.23†	Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit 10.24 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit Number	Description
10.24	Amendment No. 1 to Second Amended and Restated Credit Agreement dated February 8, 2005 among the registrant, Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders—incorporated by reference to Exhibit 10.23 to registrant’s annual report on Form 10-K filed for the year ended December 31, 2004.
10.25	Settlement and Governance Agreement by and among the registrant, Burton Capital Management and Robert G. Burton, Sr., dated September 9, 2005—incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated (date of earliest event reported) September 9, 2005 filed with the SEC on September 12, 2005.
10.26†	Form of Amended and Restated Severance Agreement between the registrant and certain of its executives—incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K dated (date of earliest event reported) September 9, 2005 filed with the SEC on September 15, 2005.
10.27†	Employment Separation Agreement and General Release dated as of January 6, 2005 between the registrant and Paul V. Reilly—incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated (date of earliest event reported) January 6, 2005 filed with the SEC on January 10, 2005.
10.28†	Employment Agreement dated as of June 22, 2005 between the registrant and James R. Malone—incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K dated (date of earliest event reported) June 24, 2005 filed with the SEC on June 24, 2005.
10.29†*	Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.
10.30*	Amendment No. 2 to Second Amended and Restated Credit Agreement dated December 23, 2005 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders.
10.31*	Amendment No. 1 to Second Amended and Restated Security Agreement dated December 23, 2005 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Security Agreement, and Bank of America, N.A., as administrative agent for the lenders.
10.32*	Amendment No. 3 to Second Amended and Restated Credit Agreement dated January 20, 2006 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
24	Power of Attorney—incorporated by reference to page 69.
31.1*	Certification of Periodic Report by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Sean S. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Periodic Report by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Periodic Report by Sean S. Sullivan, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

(b) Exhibits Filed

Included in Item 15(a)(3) of this Report.

 (c) Financial Statement Schedules Filed

Included in Item 15(a)(2) of this Report.

SCHEDULE II

CENVEO,  INC.  AND  SUBSIDIARIES
Supplemental Valuation and Qualifying Accounts
(amounts in thousands)

	For the Year Ended December 31,
	2005	2004	2003

Accounts Receivable Allowances
Balance at beginning of year	$4,738	$3,984	$4,673
Charged to costs and expenses	3,625	3,335	3,276
Recoveries and other charges(2)	610	(133)	(72)
Deductions(1)	(3,737)	(2,448)	(3,893)

Balance at end of year	$5,236	$4,738	$3,984

Inventory Reserves
Balance at beginning of year	$4,700	$4,995	$5,668
Charged to costs and expenses	3,000	1,127	2,072
Recoveries and other charges(2)	(458)	(1,051)	(1,511)
Deductions(1)	(1,343)	(371)	(1,234)

Balance at end of year	$5,899	$4,700	$4,995

(1)  Amounts written off.

(2)  Other charges include acquired balances and changes attributable to foreign currency translation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 2, 2006.

                                                                                                                                            CENVEO, INC.

                                                                                                                                            By:      /S/   ROBERT G. BURTON, SR.
                                                                                                                                                      Robert G. Burton, Sr., Chairman and
                                                                                                                                                      Chief Executive Officer
                                                                                                                                                      (Principal Executive Officer)

                                                                                                                                            By:      /S/   SEAN S. SULLIVAN
                                                                                                                                                      Sean S. Sullivan,
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

POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Robert G. Burton, Sr. and Sean S. Sullivan as attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date
/S/ ROBERT G. BURTON, SR. Robert G. Burton, Sr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2006

/S/ SEAN S. SULLIVAN Sean S. Sullivan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2006

/S/ PATRICE M. DANIELS Patrice M. Daniels	Director	March 2, 2006

/S/ LEONARD C. GREEN Leonard C. Green	Director	March 2, 2006

/S/ MARK J. GRIFFIN Mark J. Griffin	Director	March 2, 2006

/S/ ROBERT T. KITTEL Robert T. Kittel	Director	March 2, 2006

/S/ ROBERT OBERNIER Robert Obernier	Director	March 2, 2006

/S/ THOMAS W. OLIVA Thomas W. Oliva	Director	March 2, 2006