Form 10-Q
period 2006-03-31
CENVEO, INC
filed 2006-05-10
CIK 920321

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                               203-595-3000
           (Registrant's telephone number, including area code)

                         ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer / / Accelerated filer /X/
Non-accelerated filer / /

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

    As of April 28, 2006 the registrant had 53,227,490 shares of common stock outstanding.

------------------------------------------------------------------------------
==============================================================================

                                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CENVEO, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands)

                                                               MARCH 31, 2006       DECEMBER 31, 2005(A)
                                                               --------------       --------------------
                                                                (UNAUDITED)
                                                                -----------
                         ASSETS
Current assets:
    Cash and cash equivalents............................        $    1,394              $    1,035
    Accounts receivable, net.............................           223,701                 247,277
    Inventories, net.....................................            96,183                 108,704
    Receivables from sale of business....................            72,559                      --
    Prepaid and other current assets.....................            22,440                  25,767
                                                                 ----------              ----------
        Total current assets.............................           416,277                 382,783

Property, plant and equipment, net.......................           281,750                 317,606
Goodwill.................................................           255,632                 311,146
Investment in affiliate..................................            34,444                      --
Other intangible assets, net.............................            22,664                  23,961
Other assets, net........................................            33,779                  44,068
                                                                 ----------              ----------
    Total assets.........................................        $1,044,546              $1,079,564
                                                                 ==========              ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt.................        $    2,822              $    2,791
    Accounts payable.....................................           140,381                 124,901
    Accrued compensation and related liabilities.........            42,473                  53,765
    Other current liabilities............................            73,904                  79,051
                                                                 ----------              ----------
        Total current liabilities........................           259,580                 260,508

Long-term debt...........................................           684,947                 809,345
Deferred income taxes....................................             4,692                  10,045
Other liabilities........................................            39,758                  49,216
Commitments and contingencies
Shareholders' equity (deficit):
    Preferred stock......................................                --                      --
    Common stock.........................................               532                     530
    Paid-in capital......................................           239,940                 239,432
    Retained deficit.....................................          (192,889)               (305,091)
    Deferred compensation................................                --                  (1,825)
    Accumulated other comprehensive income...............             7,986                  17,404
                                                                 ----------              ----------
        Total shareholders' equity (deficit).............            55,569                 (49,550)
                                                                 ----------              ----------
Total liabilities and shareholders' equity (deficit).....        $1,044,546              $1,079,564
                                                                 ==========              ==========

(A) Derived from the audited consolidated financial statements as of December 31, 2005.

                     See notes to condensed consolidated financial statements.

                               CENVEO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                        (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                    2006             2005
                                                                  --------         --------
Net sales...................................................      $426,678         $449,602
Cost of sales...............................................       337,623          364,150
Selling, general and administrative.........................        55,586           69,410
Amortization of intangible assets...........................         1,298            1,330
Restructuring, impairment and other charges.................        13,476           10,019
                                                                  --------         --------
    Operating income........................................        18,695            4,693
(Gain) loss on sale of non-strategic businesses.............      (123,352)             722
Interest expense............................................        18,037           18,192
Other (income) expense......................................           222              (11)
                                                                  --------         --------
    Income (loss) from continuing operations before income
      taxes.................................................       123,788          (14,210)
Income tax expense..........................................        11,586            8,346
                                                                  --------         --------
    Net income (loss).......................................      $112,202         $(22,556)
                                                                  ========         ========
Income (loss) per share:
        Income (loss) per share--basic......................      $   2.11         $  (0.47)
                                                                  ========         ========
        Income (loss) per share--diluted....................      $   2.10         $  (0.47)
                                                                  ========         ========
        Weighted average shares--basic......................        53,109           47,780
        Weighted average shares--diluted....................        53,536           47,780

                 See notes to condensed consolidated financial statements.

                                CENVEO, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                         (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                    2006              2005
                                                                  ---------         --------
Cash flows from operating activities:
  Net income (loss).........................................      $ 112,202         $(22,556)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation and amortization.......................         12,213           14,088
        Non-cash charges, net...............................         10,151            5,610
        (Gain) loss on sale of non-strategic businesses.....       (123,352)             722
  Changes in operating assets and liabilities:
        Accounts receivable.................................          2,877           (5,522)
        Inventories.........................................         (2,601)          (6,417)
        Accounts payable and accrued compensation and
          related liabilities...............................          7,929           (7,304)
        Other working capital changes.......................         (6,085)             (30)
        Other, net..........................................          1,348           (1,437)
                                                                  ---------         --------
            Net cash provided by (used in) operating
              activities....................................         14,682          (22,846)
Cash flows from investing activities:
        Proceeds from divestitures, net.....................        119,380            3,058
        Capital expenditures................................         (6,134)          (6,478)
        Acquisition payments................................         (4,653)          (3,653)
        Proceeds from sale of property, plant and
          equipment.........................................            326               21
                                                                  ---------         --------
            Net cash provided by (used in) investing
              activities....................................        108,919           (7,052)
Cash flows from financing activities:
        Repayments under senior secured revolving credit
          facility, net.....................................       (123,931)              --
        Borrowings under senior secured revolving credit
          facility, net.....................................             --           32,469
        Repayments of long-term debt........................           (436)            (565)
        Proceeds from exercise of stock options.............          1,110               28
                                                                  ---------         --------
            Net cash provided by (used in) financing
              activities....................................       (123,257)          31,932
Effect of exchange rate changes on cash and cash
  equivalents...............................................             15               67
                                                                  ---------         --------
            Net increase in cash and cash equivalents.......            359            2,101
Cash and cash equivalents at beginning of year..............          1,035              796
                                                                  ---------         --------
Cash and cash equivalents at end of quarter.................      $   1,394         $  2,897
                                                                  =========         ========

                  See notes to condensed consolidated financial statements.

                                     3

                       CENVEO, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Cenveo, Inc. and subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations and its cash flows as of and for the three-month period ended March 31, 2006. The results of operations for the three-month period ended March 31, 2006 are not indicative of the results to be expected for the full year primarily due to the effect of the March 31, 2006 sale of Supremex, Inc. and certain other assets (see Notes 3, 6 and 9) and seasonality (see "Item 2. Management's Discussion and Analysis of Financial Consolidation and Results of Operations - Seasonality"). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Form 10-K").

    It has been the Company's practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ending on April 1, 2006 and April 2, 2005, are reported as ending on March 31, 2006 and 2005, respectively, since the effect is not material.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

 2. STOCK-BASED COMPENSATION

    On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the recognition of expense related to the fair value of the Company's stock-based compensation awards (including grants of employee stock options and restricted stock), using an appropriate fair value option-pricing model. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated its financial results for prior periods. The Company selected the Black-Scholes-Merton option-pricing model as the most appropriate fair-value method for its non-vested grants outstanding and is recognizing compensation cost on a straight-line basis over the vesting periods of the grants. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards 123, Share-Based Payment ("SFAS 123"). The effect of the change from applying the original provisions of SFAS 123 during the three-month period ended March 31, 2006 is as follows (in millions, except per share data):

    Income from continuing operations, income before taxes
     and net income.........................................      $ (0.6)
                                                                  ======
    Cash flow from operations and financing activities......      $   --
                                                                  ======
    Earnings per share basic and diluted....................      $(0.01)
                                                                  ======

                       CENVEO, INC. AND SUBSIDIARIES

    The Company did not issue any form of stock-based compensation in the first quarter of 2006. In addition, none of the Company's stock-based compensation awards vested in the first quarter of 2006. The only change to the Company's stock based compensation awards from the amounts presented as of December 31, 2005, was the exercise of approximately 183,000 stock options for shares of the Company's common stock and the cancellation of approximately 35,000 stock options. See Notes 1 and 15 in the Form 10-K.

    Prior to January 1, 2006, the Company accounted for stock-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock.

    The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share data):

    Loss as reported........................................      $(22,556)
        Add: stock-based compensation expense determined
          under the intrinsic value method included in net
          loss, net of related taxes........................           192
        Less: stock-based compensation expense determined
          under fair value method, net of related taxes.....        (1,304)
                                                                  --------
    Pro forma net loss......................................      $(23,668)
                                                                  ========
    Loss per share--basic and diluted:
        As reported.........................................      $  (0.47)
                                                                  ========
        Pro forma...........................................      $  (0.50)
                                                                  ========

    In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP"), No. 123 (R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123 (R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). This election is available for adoption until January 1, 2007. The Company is currently evaluating this transition method.

 3. SALE OF NON-STRATEGIC BUSINESSES

    On March 31, 2006, the Company sold to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec (the "Fund"), all of the shares of Supremex Inc. ("Supremex"), a Canadian subsidiary of the Company, and certain other assets of the envelope, forms and labels segment. At closing, the Company received proceeds of approximately $187 million, net of transaction expenses and subject to the finalization of a working capital adjustment and 11.4 million units of the Fund valued at approximately $98 million, based upon the Fund's initial public offering share price of $10.00 Canadian dollars per unit ($8.56 US per unit). The proceeds to the Company included approximately $72.6 million which are reported as receivables from sale of business on the condensed consolidated balance sheet as of March 31, 2006 of which approximately $70 million was received by the Company on April 20, 2006. The units in the Fund owned by the Company represented a 36.5% economic and voting interest in the Fund. The transaction resulted in a pre-tax gain of approximately $124 million in the first quarter of 2006, after the allocation of $55.8 million of goodwill

                       CENVEO, INC. AND SUBSIDIARIES

 3. SALE OF NON-STRATEGIC BUSINESSES (CONTINUED)

to the business as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

    The Company's investment in the Fund was $34.4 million as of March 31, 2006, based on its historical cost. Beginning with the second quarter of 2006, the Company's ownership interest in the Fund is being accounted for under the equity method. On April 28, 2006, the Company sold 2.5 million units of the Fund relating to an over-allotment option to the underwriters for approximately $21 million. The sale resulted in a reduction to the Company's economic and voting interest in the Fund to 28.6%.

    During the first quarter of 2005, the Company sold three non-strategic businesses for $3.1 million, and recognized a loss on sale of $0.7 million.

    From April 1, 2005 through December 31, 2005, the Company sold three additional businesses. The following table summarizes the net sales and operating income of all businesses that have been sold during 2005 and the first quarter of 2006, which are included in the condensed consolidated statements of operations (in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                         2006          2005
                                                        -------       -------
    Net sales..................................         $41,763       $49,716
    Operating income...........................         $ 7,975       $ 8,151


    Subsequent to these sales, the Company has continuing involvement with the entities; accordingly, the dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated financial statements.

 4. INVENTORIES

    Inventories by major category are as follows (in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                       2006           2005
                                                     ---------    ------------
    Raw materials..............................      $ 29,335       $ 33,970
    Work in process............................        28,973         28,313
    Finished goods.............................        43,849         52,320
                                                     --------       --------
                                                      102,157        114,603
    Reserves...................................        (5,974)        (5,899)
                                                     --------       --------
    Inventories, net...........................      $ 96,183       $108,704
                                                     ========       ========

                       CENVEO, INC. AND SUBSIDIARIES

 5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are as follows (in thousands):

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2006              2005
                                                                     ---------       ------------
    Land and land improvements.............................          $  15,885        $  18,460
    Buildings and improvements.............................             94,838          108,229
    Machinery and equipment................................            462,103          500,535
    Furniture and fixtures.................................             10,164           11,579
    Construction in progress...............................              5,145           14,532
                                                                     ---------        ---------
                                                                       588,135          653,335
    Accumulated depreciation................................          (306,385)        (335,729)
                                                                     ---------        ---------
    Property, plant and equipment, net......................         $ 281,750        $ 317,606
                                                                     =========        =========

 6. COMPREHENSIVE INCOME (LOSS)

    A summary of comprehensive income (loss) is as follows (in thousands):

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ----------------------------
                                                                           2006              2005
                                                                         ---------       ------------
    Net income (loss)...........................................         $ 112,202        $ (22,556)
    Other comprehensive income (loss):
         Pension liability adjustment...........................            (6,006)              --
         Currency translation adjustment........................            15,421           (1,604)
                                                                         ---------        ---------
    Comprehensive income (loss).................................         $ 121,617        $ (24,160)
                                                                         =========        =========

    In connection with the sale of Supremex and certain other assets (Notes 3 and 9), the Company reversed the pension liability adjustment of $6.0 million and 63.5% of the currency translation adjustment of $14.3 million relating to the business sold.

 7. LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                  MARCH 31,         DECEMBER 31,
                                                                    2006                2005
                                                                  ---------         ------------
    Senior Secured Credit Facility, due 2008................      $     --            $123,931
    Senior 9 5/8% Notes, due 2012...........................       350,000             350,000
    Senior 7 7/8% Subordinated Notes, due 2013..............       320,000             320,000
    Other...................................................        17,769              18,205
                                                                  --------            --------
                                                                   687,769             812,136
    Less current maturities.................................        (2,822)             (2,791)
                                                                  --------            --------
    Long-term debt..........................................      $684,947            $809,345
                                                                  ========            ========

    As of March 31, 2006, the Company was in compliance with all covenants under its debt agreements.

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

  2006 ACTIVITY

    Restructuring and impairment charges for the three months ended March 31, 2006 are as follows (in thousands):

                                                 ENVELOPES,
                                                 FORMS AND        COMMERCIAL
                                                  LABELS           PRINTING        CORPORATE         TOTAL
                                                 ----------       ----------       ---------        -------
    Employee separation costs..............        $2,238           $3,938           $  555         $ 6,731
    Asset impairments......................         1,865               45               --           1,910
    Equipment moving expenses..............           770            1,103               --           1,873
    Lease termination expenses.............         1,877               --               --           1,877
    Building clean-up and other expenses...           175              910               --           1,085
                                                   ------           ------           ------         -------
        Total restructuring and impairment
          charges..........................        $6,925           $5,996           $  555         $13,476
                                                   ======           ======           ======         =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment closed manufacturing plants in Denver, Colorado, and Kankakee, Illinois and an office location in Chicago, Illinois in the first quarter of 2006. As a result of these closures, the segment recorded impairment charges of $0.6 million related to equipment taken out of service at these locations, employee separation costs of $1.3 million related to workforce reductions, and equipment moving and other related expenses of $0.6 million. In addition, the segment recorded lease termination expenses of $1.9 million representing the net present value of the cost of an office and two building leases that are not expected to be recovered over their remaining terms which are no longer being used.

    The segment has plans for additional plant closures in 2006 and has recorded impairment charges of $0.6 million related to equipment that it expects to take out of service and has incurred $0.1 million in equipment moving expenses related to these plant closures.

    The segment incurred additional impairment charges of $0.7 million related to equipment taken out of service and equipment moving and other expenses of $0.2 million related to two plants closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $0.9 million related to workforce reductions at other locations relating to the Company's cost savings programs.

    COMMERCIAL PRINTING. The commercial printing segment closed a plant in Denver, Colorado and a plant in Phoenix, Arizona in the first quarter of 2006. In connection with the closures, the segment recorded employee separation costs of $1.2 million, moving expenses of $0.2 million and building clean-up and other expenses of $0.2 million.

    The commercial printing segment incurred employee separation costs of $1.3 million, moving expenses of $0.9 million for the redeployment of equipment and building cleaning and other expenses of $0.7 million for three plants closed in the fourth quarter of 2005.

    The commercial printing segment incurred employee separation costs of $1.4 million at other locations relating to the Company's cost savings initiatives.

    CORPORATE. In the fourth quarter of 2005, the Company made significant changes to its corporate management team and staff and moved its corporate headquarters from Denver, Colorado to Stamford, Connecticut. During the first quarter of 2006, the Company incurred additional employee separation costs of $0.6 million related to these changes.

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

  2005 ACTIVITY

    Restructuring, impairment and other charges for the three months ended March 31, 2005 are as follows (in thousands):

                                                 ENVELOPES,
                                                 FORMS AND        COMMERCIAL
                                                  LABELS           PRINTING        CORPORATE         TOTAL
                                                 ----------       ----------       ---------        -------
    Employee separation costs..............        $   --           $  396           $   --         $   396
    Asset impairments......................            --            7,137               --           7,137
    Building clean-up and other expenses...           (14)             549               --             535
                                                   ------           ------           ------         -------
    Total restructuring charges............           (14)           8,082               --           8,068
    Other charges..........................            --               --            1,951           1,951
                                                   ------           ------           ------         -------
        Total restructuring, impairment and
          other charges....................        $  (14)          $8,082           $1,951         $10,019
                                                   ======           ======           ======         =======

    COMMERCIAL PRINTING. The asset impairment charges relate to operations in the commercial printing segment that operated at a loss throughout 2004 and continued to perform poorly in the first quarter of 2005. During the three months ended March 31, 2005, management determined that the carrying value of the equipment at these plants would not be recoverable from the cash flows generated from their continued use.

    During the three months ended March 31, 2005, the commercial printing segment began the closure of a small printing operation located in Phoenix, Arizona and the consolidation of its production into its Los Angeles, California printing plant. The Company accrued employee separation costs of $0.4 million to cover the separation of 45 employees, and $0.4 million of building clean-up and other expenses associated with the shut-down of this plant.

    The Company substantially completed the consolidation of its printing operations in Seattle, Washington and San Francisco, California during the three months ended March 31, 2005. The restructuring expenses incurred during the three months ended March 31, 2005 were $0.2 million.

    CORPORATE. In January 2005, the Company's Chief Executive Officer resigned. The cost accrued during the three months ended March 31, 2005 as a result of this resignation was $2.0 million.

    A summary of the activity charged to the restructuring liabilities is as follows (in thousands):

                                                  LEASE           EMPLOYEE           PENSION
                                               TERMINATION       SEPARATION        WITHDRAWAL
                                                  COSTS            COSTS           LIABILITIES       TOTAL
                                               -----------       ----------        -----------      --------
    Balance at December 31, 2005..........        $6,067           $ 3,734            $950          $ 10,751
        Accruals..........................         1,877             6,731              --             8,608
        Payments..........................          (707)           (9,411)             --           (10,118)
                                                  ------           -------            ----          --------
    Balance at March 31, 2006.............        $7,237           $ 1,054            $950          $  9,241
                                                  ======           =======            ====          ========

                       CENVEO, INC. AND SUBSIDIARIES

9. PENSION PLANS

    The components of the net periodic pension expense for the pension plans and the supplemental executive retirement plans are as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                   2006           2005
                                                                  -------         -----
    Service cost...........................................       $   714         $ 659
    Interest cost on projected benefit obligation..........           887           829
    Expected return on plan assets.........................        (1,177)         (928)
    Net amortization and deferral..........................           209           175
                                                                  -------         -----
    Net periodic pension expense...........................       $   633         $ 735
                                                                  =======         =====

    The Company expects to contribute $1.1 million to its pension plans in 2006. As of March 31, 2006, contributions of $0.6 million had been made. In connection with the sale of Supremex on March 31, 2006 (Notes 3 and 6), the Company has no further obligation relating to Supremex's pension plans.

10. INCOME (LOSS) PER SHARE

    Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution that could occur if options, restricted stock and restricted stock units to issue common stock were exercised computed using the treasury stock method. The only Company securities as of March 31, 2006 that could dilute basic income per share for periods subsequent to March 31, 2006 are: (1) outstanding stock options which are exercisable into 2,147,315 shares of the Company's common stock and (2) 436,600 shares of restricted stock and restricted stock units ("Restricted Stock") of the Company's common stock.

    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2006           2005
                                                                  --------       --------
    Numerator for basic and diluted income (loss) per share:
        Net income (loss)...................................      $112,202       $(22,556)
                                                                  ========       ========
    Denominator weighted average common shares outstanding:
        Basic shares........................................        53,109         47,780
            Dilutive effect of stock options and Restricted
             Stock..........................................           427             --
                                                                  --------       --------
        Diluted shares......................................        53,536         47,780
                                                                  ========       ========
    Basic income (loss) per share...........................      $   2.11       $  (0.47)
                                                                  ========       ========
    Diluted income (loss) per share.........................      $   2.10       $  (0.47)
                                                                  ========       ========

11. SEGMENT INFORMATION

    In the third quarter of 2005, the Company changed its management structure and realigned its manufacturing operations into two operating segments--the envelope, forms and labels segment and the commercial printing segment. The envelope, forms and labels segment is in the business of manufacturing customized envelopes and packaging products, stock envelopes, traditional and specialty business forms, and labels used for such applications as mailing, messaging and bar coding. The commercial printing segment is in the business of designing, manufacturing and distributing printed products which include advertising literature, corporate identity materials, financial printing, calendars,

                       CENVEO, INC. AND SUBSIDIARIES

11. SEGMENT INFORMATION (CONTINUED)

greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail. Segment data for 2005 has been restated to reflect the new operating segments.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses.

    The following tables present certain segment information (in thousands):

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                     2006              2005
                                                                  ----------       ------------
    Net sales:
        Envelopes, forms and labels.........................      $  233,747        $  233,883
        Commercial printing.................................         192,931           215,719
                                                                  ----------        ----------
        Total...............................................      $  426,678        $  449,602
                                                                  ==========        ==========
    Operating income (loss):
        Envelopes, forms and labels.........................      $   24,980        $   20,153
        Commercial printing.................................             (40)           (8,428)
        Corporate...........................................          (6,245)           (7,032)
                                                                  ----------        ----------
        Total...............................................      $   18,695        $    4,693
                                                                  ==========        ==========
    Restructuring, asset impairment and other charges:
        Envelopes, forms and labels.........................      $    6,925        $      (14)
        Commercial printing.................................           5,996             8,082
        Corporate...........................................             555             1,951
                                                                  ----------        ----------
        Total...............................................      $   13,476        $   10,019
                                                                  ==========        ==========
    Net sales by product line:
        Commercial printing.................................      $  191,893        $  214,846
        Envelopes...........................................         187,931           186,386
        Business forms and labels...........................          46,854            48,370
                                                                  ----------        ----------
        Total...............................................      $  426,678        $  449,602
                                                                  ==========        ==========

                                                                  MARCH 31,        DECEMBER 31,
                                                                     2006              2005
                                                                  ----------       ------------
    Identifiable assets:
        Envelopes, forms and labels.........................      $  468,568        $  613,580
        Commercial printing.................................         431,556           438,938
        Corporate...........................................         144,422            27,046
                                                                  ----------        ----------
        Total...............................................      $1,044,546        $1,079,564
                                                                  ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo should be read in conjunction with the accompanying consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Item 7 of our 2005 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of March 31, 2006 pertaining to these topics, other than the repayment of all amounts outstanding of our senior secured credit facility primarily from the proceeds from the sale of our former subsidiary Supremex, Inc. ("Supremex") and certain other assets. See "Gain on Sale of Non-Strategic Businesses" below.

FORWARD-LOOKING STATEMENTS

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Cenveo. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks. Risk Factors include general economic, business and labor conditions, particularly as affect the commercial printing, envelopes, labels and packaging businesses; adverse developments in the value of collateral securing financings; an adverse development in rating agency credit ratings or assessments; our substantial level of indebtedness, which imposes significant restrictions on the ability to implement our strategic initiatives; the ability to return to profitability on a consistent basis; the cyclical nature of our industry; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price sensitive; the ability to meet customer demand for additional value-added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for envelopes and printed material; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability that could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

    In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

    We are a leading provider of print and visual communications, with one-stop services from design through fulfillment. Our broad portfolio of services and products include commercial printing, envelopes, labels, packaging and business documents delivered through a network of production, fulfillment and distribution facilities throughout North America. In September 2005, we initiated a major restructuring program that we expect to continue throughout 2006. We operate in two segments: envelopes, forms and labels and commercial printing.

    ENVELOPES, FORMS AND LABELS. Our envelopes, forms and labels segment specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes and mailers sold to third-party dealers such as print distributors, office products suppliers and office-products retail chains.

    COMMERCIAL PRINTING. Our commercial printing segment specializes in the printing of annual reports, car brochures, brand marketing collateral, financial communications, specialty packaging and general commercial printing.

CONSOLIDATED OPERATING RESULTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for the three months ended March 31, 2006, followed by a discussion of the results of each of our business segments for the same period.

    A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss) as well as the net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Division sales exclude sales of divested operations and division operating income (loss) excludes corporate expenses, restructuring, impairment and other charges and the results of divested operations. It has been the Company's practice to close its quarters on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ending on April 1, 2006 and April 2, 2005, are reported as ending on March 31, 2006 and 2005, respectively, since the effect is not material.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            2006           2005
----------------------------------------                          --------       --------
Division net sales..........................................      $384,915       $399,886
    Divested operations.....................................        41,763         49,716
                                                                  --------       --------
Net sales...................................................      $426,678       $449,602
                                                                  ========       ========
Division operating income...................................      $ 29,886       $ 11,642
    Corporate expenses......................................         5,690          5,081
    Restructuring, impairment and other charges.............        13,476         10,019
    Divested operations.....................................        (7,975)        (8,151)
                                                                  --------       --------
Operating income............................................        18,695          4,693
    (Gain) loss on sale of non-strategic businesses.........      (123,352)           722
    Interest expense........................................        18,037         18,192
    Other non-operating (income) expense....................           222            (11)
                                                                  --------       --------
Income (loss) before income taxes...........................       123,788        (14,210)
    Income tax expense......................................        11,586          8,346
                                                                  --------       --------
Net income (loss)...........................................      $112,202       $(22,556)
                                                                  ========       ========
Income (loss) per share--basic..............................      $   2.11       $  (0.47)
                                                                  ========       ========
Income (loss) per share--diluted............................      $   2.10       $  (0.47)
                                                                  ========       ========

NET SALES

    Net sales declined $22.9 million in the first quarter of 2006 compared to the first quarter of 2005, primarily reflecting lower sales in our commercial printing segment. Net sales in our envelopes, forms and labels segment were consistent with the prior year. As a result of the sale of Supremex, future net sales for our envelopes, forms and labels segment will be lower. Excluding sales of operations that have been divested ("division net sales"), division net sales were also lower primarily due to lower commercial printing sales. Division net sales of envelopes, forms and labels increased in the first quarter of 2006, as compared to the first quarter of 2005. See "Segment Operations" below for a more detailed discussion of the primary factors for the change in our net sales for our segments.

OPERATING INCOME

    Operating income increased $14.0 million in the first quarter of 2006, as compared to the first quarter of 2005. The operating income of the envelopes, forms and labels segment increased $4.8 million and the operating loss of the commercial printing segment was reduced by $8.4 million.

    Excluding restructuring, impairment and other charges and operating income of divested operations, the operating income of our two segments ("division operating income") increased $18.2 million in the first quarter of 2006 as compared to the first quarter of 2005. These results reflect the benefits of our strategy of reducing fixed costs, improving the procurement of raw materials, improving productivity through plant consolidations and divesting or closing underperforming operations. See "Segment Operations" below for a more detailed discussion of the primary factors for the change in our operating income for our segments.

    CORPORATE EXPENSES. Corporate expenses include the costs of our corporate headquarters. These costs were higher in the first quarter of 2006, as compared to the first quarter of 2005, primarily due to additional costs that were incurred in the transition of the corporate headquarters from Denver, Colorado to Stamford, Connecticut and from stock option expense due to the adoption of a new accounting standard on January 1, 2006. See Note 2 to our condensed consolidated financial statements included herein.

    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. In September 2005, a new senior management team implemented significant cost savings programs including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of our information technology infrastructure. As of March 31, 2006, our total liability for restructuring was approximately $9.2 million (see Note 8 to the condensed consolidated financial statements included herein).

    During the first quarter of 2006, we incurred $13.5 million of restructuring and impairment charges, which included $6.7 million for employee separation costs, $1.9 million for asset impairments, $1.9 million for lease termination costs and other exit costs of $3.0 million. We anticipate additional restructuring and impairment charges during the remainder of 2006.

    During the first quarter of 2005, we incurred $10.0 million of restructuring, impairment and other charges, which included $7.1 million for asset impairments, $0.5 million for other exit costs, $0.4 million for employee separation costs and $2.0 million of costs incurred as a result of the resignation of the Company's former Chief Executive Officer.

    GAIN ON SALE OF NON-STRATEGIC BUSINESSES. On March 31, 2006, the Company recorded a pre-tax gain of approximately $124 million on the sale of all of the shares of Supremex, a Canadian subsidiary of the Company, and certain other assets to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec (the "Fund"). In connection with the sale we received net proceeds of approximately $187 million and 11.4 million units in the Fund, which represented a 36.5% economic and voting interest in the Fund. On April 28, 2006, we sold 2.5 million units in the Fund to the underwriters relating to an over-allotment option and received approximately $21 million, which reduced our economic and voting interest in the Fund to 28.6% (see Note 3 to our condensed consolidated financial statements included herein).

INTEREST EXPENSE

    Interest expense decreased slightly to $18.0 million in the first quarter of 2006, as compared to $18.2 million in the first quarter of 2005, primarily due to decreased borrowings. Interest expense in the first quarter of 2006 reflects average outstanding debt of $815.9 million and a weighted average interest rate of 8.4%, compared to average outstanding debt of $828.2 million during the first quarter of 2005 and a weighted average interest rate of 8.2%.

INCOME TAXES

    Income tax expense for the quarter ended March 31, 2006 was $11.6 million, which consisted of tax on our Canadian operations of $3.2 million and income taxes of $8.4 million related to the sale of Supremex. During the first quarter of 2006, we did not recognize any tax benefit from the net operating losses of our domestic operations. In the first quarter of 2006, we provided income taxes for our Canadian operations at an effective rate of approximately 34%, as these operations are expected to generate taxable income in 2006. Income tax expense for the quarter ended March 31, 2005 was $8.3 million, which consisted of taxes on our Canadian operations of $4.6 million and a valuation allowance against foreign tax credits of $3.7 million.

    The Company recognized a $220 million gain for US income tax purposes on the sale of the Supremex and related assets. The utilization of our net operating and capital losses allowed the release of valuation allowances on deferred tax assets of $84.6 million in the first quarter of 2006, which offset the tax expense on the gain on sale of Supremex, except for $8.4 million which was primarily alternative minimum tax.

    We established valuation allowances of $6.6 million against tax benefits of the net operating losses of our domestic operations and alternative minimum tax credits generated in the first quarter of 2006, including $4.4 million relating to the gain on sale of Supremex.

SEGMENT OPERATIONS

    Our chief executive officer monitors the performance of the ongoing operations of our two operating segments. We assess performance based on division net sales and division operating income. The summaries of sales and operating income of our two segments have been presented to show each segment without the sales of divested operations and to show the operating income of each segment without the results of divested operations and excluding restructuring, impairment and other charges. Sales and operating income of operations divested and restructuring, impairment and other charges are included in the tables below to reconcile segment sales and operating income reported in Note 11 to the condensed consolidated financial statements to division net sales and division operating income on which our segments are evaluated.

ENVELOPES, FORMS AND LABELS

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
(IN THOUSANDS)                                                       2006           2005
--------------                                                     --------       --------
Segment net sales...........................................       $233,747       $233,883
    Divested operations.....................................        (41,391)       (44,012)
                                                                   --------       --------
Division net sales..........................................       $192,356       $189,871
                                                                   ========       ========
Segment operating income....................................       $ 24,980       $ 20,153
    Restructuring and impairment charges....................          6,925            (14)
    Divested operations.....................................         (8,838)        (8,607)
                                                                   --------       --------
Division operating income...................................       $ 23,067       $ 11,532
                                                                   ========       ========
Division operating income margin............................            12%             6%

  DIVISION NET SALES

    Division net sales of our envelopes, forms and labels segment increased $2.5 million, or 1%, in the first quarter of 2006, as compared to 2005. The significant factors impacting division net sales in the first quarter of 2006 were as follows:

    * Sales of envelopes to our transactional and direct mail customers increased approximately $3.0 million. A significant portion of this increase was attributable to the direct mail segment of the market.

    * Sales of envelopes and other products to the office products retail customers increased approximately $1.3 million.

    * Sales to our distributor channel declined approximately $1.8 million, primarily due to the closure of two plants in the second half of 2005 and not retaining certain low margin business.

  DIVISION OPERATING INCOME

    Division operating income of our envelopes, forms and labels segment increased $11.5 million, or 100%, in the first quarter of 2006, as compared to the first quarter of 2005. This increase in operating income was due to higher division net sales, improved margins and significantly lower fixed manufacturing, selling and administrative expenses. Higher sales and improved margins contributed approximately $2.1 million. Plant consolidations and aggressive cost reduction programs have reduced fixed manufacturing costs by approximately $5.9 million and selling and administrative expenses by approximately $3.5 million.

COMMERCIAL PRINTING

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
(IN THOUSANDS)                                                       2006           2005
--------------                                                     --------       --------
Segment net sales...........................................       $192,931       $215,719
    Divested operations.....................................           (372)        (5,704)
                                                                   --------       --------
Division net sales..........................................       $192,559       $210,015
                                                                   ========       ========
Segment operating loss......................................       $    (40)      $ (8,428)
    Restructuring and impairment charges....................          5,996          8,082
    Divested operations.....................................            863            456
                                                                   --------       --------
Division operating income...................................       $  6,819       $    110
                                                                   ========       ========
Division operating income margin............................             4%             0%

  DIVISION NET SALES

    Division net sales of the commercial printing segment declined $17.5 million, or 8%, in the first quarter of 2006, as compared to the first quarter of 2005. We anticipated lower sales at certain of our commercial printing plants during the first quarter of 2006 based on sales trends at the end of 2005. In addition, since the first quarter of 2005, we have closed five commercial printing plants that had weak market positions and eroding sales. Sales were approximately $7.5 million lower in the first quarter of 2006 due to these plant closures. Net sales at our plant located in the Boston market were $3.7 million lower in the first quarter of 2006 than in the prior year. This plant was sold on April 21, 2006.

  DIVISION OPERATING INCOME

    Despite the decline in sales, division operating income of our commercial printing segment increased $6.7 million in the first quarter of 2006, as compared to the first quarter of 2005. The measures we have taken to reduce the cost structure of this segment through plant closures, headcount reductions and cost control have more than offset the impact of lower sales. We have reduced fixed manufacturing costs of our ongoing operations by approximately $1.2 million, fixed selling expenses by approximately $2.6 million and administrative expenses by approximately $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash provided by operating activities was $14.7 million in the first quarter of 2006, which was primarily due to the net income adjusted for non cash items of $11.2 million and a decrease in our working capital of $2.1 million.

    Net cash used by operating activities was $22.8 million in first quarter of 2005, which was primarily due to an increase in our working capital of $19.3 million and the net loss adjusted for non cash items of $2.1 million.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Net cash provided by investing activities was $108.9 million in the first quarter of 2006, primarily reflecting cash proceeds of $119.4 million from the sale of Supremex and certain other assets, offset in part by capital expenditures of $6.1 million and deferred payments relating to acquisitions of $4.7 million.

    Net cash used in investing activities was $7.1 million in the first quarter of 2005, primarily reflecting capital expenditures of $6.5 million and a deferred payment relating to an acquisition of $3.7 million, offset in part by proceeds from the sale of non-strategic businesses of $3.1 million.

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash used in financing activities was $123.3 million in the first quarter of 2006, primarily resulting from the repayment of our senior secured revolving credit facility with proceeds from the sale of Supremex.

    Net cash provided by financing activities was $31.9 million in the first quarter of 2005, primarily due to the increase in borrowings under our senior secured revolving credit facility of $32.5.

    LONG-TERM DEBT. Our total outstanding debt was $687.8 million at March 31, 2006, following the repayment of all amounts outstanding under our senior secured credit facility primarily with proceeds received on closing from the sale of Supremex. On April 20, 2006, we received approximately $71 million of proceeds from the sale of Supremex that was held in escrow since March 31, 2006 and used approximately $11 million of these proceeds to pay off another credit facility on our balance sheet as of March 31, 2006. As of April 28, 2006, we are investing approximately $54 million of the remaining proceeds from the sale of Supremex in short-term instruments. Pursuant to our indentures and following the pay down of amounts owed under our credit facilities in March 2006, we have up to one year to use the remaining proceeds to reinvest in our businesses or to tender for our outstanding notes.

    On March 31, 2006 we had outstanding letters of credit of approximately $28.5 million and $0.5 million of surety bonds related to performance and payment guarantees. In addition, we issued letters of credit of $0.9 million as credit enhancements in conjunction with other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. Our current credit ratings are as follows:

                                                SENIOR                           SENIOR
                                            SECURED CREDIT       SENIOR       SUBORDINATED
            REVIEW AGENCY                      FACILITY          NOTES           NOTES           LAST UPDATE
--------------------------------------      --------------       ------       ------------       ------------
Standard & Poor's.....................           BB-               B+              B-            January 2006
Moody's...............................           Ba3               B1              B3             April 2006

    In March 2006, we amended our $300 million senior secured credit facility at no cost to us, primarily to provide for the sale of certain assets such as Supremex. The terms of our existing debt do not have any rating triggers, and we do not believe that our current ratings will impact our ability to raise additional capital, should such funds be needed.

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

NEW ACCOUNTING PRONOUNCEMENTS

    We are required to adopt certain new accounting pronouncements. See
Note 2 to our condensed consolidated financial statements included herein.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position. Risks from interest rate fluctuations and changes in foreign currency exchange rates are managed through normal operating and financing activities. In conjunction with our sale of Supremex, we entered into short-term foreign currency exchange forward contracts at varying rates to convert the Canadian dollar proceeds received on March 31, 2006 into U.S. dollars. We do not utilize derivatives for speculative purposes, nor do we hedge interest rate exposure through the use of swaps and options.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At March 31, 2006, we had variable rate debt outstanding of $12.2 million. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense and reduce our annual net income by approximately $0.1 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In the three months ended March 31, 2006, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and net income of approximately $5.4 million and $0.9 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    There were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

    There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

                        PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  2.1* Acquisition Agreement, dated as of March 17, 2006, among Supremex Income Fund, Cenveo Corporation and Cenveo, Inc.

  3.1 Articles of Incorporation--incorporated by reference to Exhibit 3(i) of the registrant's quarterly report of on Form 10-Q for the quarter ended June 30, 1997.

  3.2 Articles of Amendment to the Articles of Incorporation dated May 17, 2004--incorporated by reference to Exhibit 3.2 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004.

  3.3 Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated April 20, 2005--incorporated by reference to
         Exhibit 3.1 to Cenveo Inc.'s current report on Form 8-K filed with the SEC on April 21, 2005.

  3.4 Bylaws as amended and restated effective April 17, 2005--incorporated by reference to Exhibit 3.2 to registrant's current report on Form 8-K filed with the SEC on April 18, 2005.

  4.1    Indenture dated as of March 13, 2002 between Mail-Well I
         Corporation and State Street Bank and Trust Company, as Trustee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.30 to registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

  4.2 Form of Senior Note and Guarantee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount 9 5/8% due 2012--incorporated by reference to Exhibit 10.31 to registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

  4.3 Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.5 to registrant's annual report on Form 10-K for the year ended December 31, 2003.

  4.4 Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.6 to registrant's annual report on Form 10-K for the year ended December 31, 2003.

  4.5 Rights Agreement dated April 20, 2005 between registrant and Computershare Trust Company, Inc.--incorporated by reference to
         Exhibit 4.1 to registrant's current report on Form 8-K dated (date of earliest event reported) April 17, 2005 filed with the SEC on April 21, 2005.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.3+ Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement--incorporated by reference from Exhibit
         10.19 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

 10.4    Form of M-W Corp. 401(k) Savings Retirement
         Plan--incorporated by reference from Exhibit 10.20 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

 10.5+   Form of Mail-Well, Inc. Incentive Stock Option
         Agreement--incorporated by reference from Exhibit 10.22 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

 10.6+   Form of Mail-Well, Inc. Nonqualified Stock Option
         Agreement--incorporated by reference from Exhibit 10.23 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated March 25, 1994.

 10.7+ 1997 Non-Qualified Stock Option Agreement--incorporated by reference from Exhibit 10.54 of Mail-Well, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1997.

 10.8+ Mail-Well, Inc. 1998 Incentive Stock Option Plan Incentive Stock Option Agreement--incorporated by reference from Exhibit
         10.59 to Mail-Well, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1998.

 10.9+   Mail-Well, Inc. 2001 Long-Term Equity Incentive
         Plan--incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

 10.10+  Form of Non-Qualified Stock Option Agreement under 2001
         Long-Term Equity Incentive Plan--incorporated by reference from Mail-Well, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2001.

 10.11+  Form of Incentive Stock Option Agreement under 2001
         Long-Term Equity Incentive Plan--incorporated by reference from Mail-Well, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2001.

 10.12+  Form of Restricted Stock Award Agreement under 2001
         Long-Term Equity Incentive Plan--incorporated by reference from Mail-Well, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2001.

 10.13+  Form of Restricted Share Unit Award Agreement under 2001
         Long-Term Equity Incentive Plan--incorporated by reference to Exhibit 10.13 of registrant's annual report on Form 10-K filed for the year ended December 31, 2005.

 10.14 Second Amended and Restated Equipment Lease dated as of August 6, 2002 between Wells Fargo Bank Northwest, National Association, as trustee under MW 1997-1 Trust, and Mail-Well I Corporation--incorporated by reference to Exhibit
         10.26 of registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002.

 10.15 Second Amended and Restated Guaranty Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and registrant as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.27 of registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002.

 10.16 Second Amended and Restated Participation Agreement dated as of August 6, 2002, among Mail-Well I Corporation as Lessee, Fleet Capital Corporation as Arranger and Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.28 of registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.17 Amendment Agreement No. 1 dated as of September 25, 2002, among Mail-Well I Corporation as Lessee, certain of its subsidiaries and registrant as Guarantors, Fleet Capital Corporation as Agent, and the Trust Certificate Purchasers named therein--incorporated by reference to Exhibit 10.29 of registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002.

 10.18+ Form of Executive Severance Agreement entered into between the Company and certain of its executive officers--incorporated by reference to Exhibit 10.27 of registrant's annual report on Form 10-K filed the year ended December, 2002.

 10.19 Amendment Agreement No. 2 dated as of March 25, 2004 among Mail-Well I Corporation as Lessee, certain of its subsidiaries and Mail-Well, Inc. as Guarantor, Fleet Capital Corporation as Agent, and the Trust Purchasers named therein--incorporated by reference to Exhibit 10.21 of registrant's quarterly report on Form 10-Q for quarter ended March 31, 2004.

 10.20 Second Amended and Restated Credit Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit 10.22 of the registrant's quarterly report on Form 10-Q for quarter ended March 31, 2004.

 10.21 Second Amended and Restated Security Agreement dated March 25, 2004 among Mail-Well, Inc., Mail-Well I Corporation, certain subsidiaries of Mail-Well I, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit 10.23 of registrant's quarterly report on Form 10-Q for quarter ended March 31, 2004.

 10.22+ Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended--incorporated by reference to Exhibit 10.24 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004.

 10.23 Amendment No. 1 to Second Amended and Restated Credit Agreement dated February 8, 2005 among the registrant, Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit 10.23 to registrant's annual report on Form 10-K filed for the year ended December 31, 2004.

 10.24 Settlement and Governance Agreement by and among the registrant, Burton Capital Management and Robert G. Burton, Sr., dated September 9, 2005--incorporated by reference to
         Exhibit 10.1 to the registrant's current report on Form 8-K dated (date of earliest event reported) September 9, 2005 filed with the SEC on September 12, 2005.

 10.25+ Form of Amended and Restated Severance Agreement between the registrant and certain of its executives--incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K dated (date of earliest event reported) September 9, 2005 filed with the SEC on September 15, 2005.

 10.26+ Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.--incorporated by reference to Exhibit 10.29 of registrant's annual report on Form 10-K filed for the year ended December 31, 2005.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.27 Amendment No. 2 to Second Amended and Restated Credit Agreement dated December 23, 2005 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit
         10.30 of registrant's annual report on Form 10-K filed for the year ended December 31, 2005.

 10.28 Amendment No. 1 to Second Amended and Restated Security Agreement dated December 23, 2005 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Security Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit
         10.31 of registrant's annual report on Form 10-K filed for the year ended December 31, 2005.

 10.29 Amendment No. 3 to Second Amended and Restated Credit Agreement dated January 20, 2006 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders--incorporated by reference to Exhibit
         10.32 of registrant's annual report on Form 10-K filed for the year ended December 31, 2005.

 10.30* Underwriting Agreement dated March 17, 2006, among TD Securities Inc., CIBC World Markets Inc. and the other Underwriters signatory thereto, Supremex Income Fund, Supremex Inc., Cenveo Corporation and Cenveo, Inc.

 10.31* Consent, Waiver and Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 24, 2006 among Cenveo, Inc., Cenveo Corporation, certain subsidiaries of Cenveo Corporation, the lenders under the Second Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent for the lenders.

 31.1* Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2* Certification by Sean S. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1*   Certification of the Chief Executive Officer and Chief
         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

-----------------------------------
+ Management contract or compensatory plan or arrangement.
* Filed herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on May 10, 2006.

                                  CENVEO, INC.

                                  By:        /s/  ROBERT G. BURTON, SR.
                                     -----------------------------------------
                                               Robert G. Burton, Sr.
                                        Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

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