Form 10-Q
period 2006-06-30
CENVEO, INC
filed 2006-08-09
CIK 920321

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

    As of July 31, 2006 the registrant had 53,315,883 shares of common stock outstanding.

------------------------------------------------------------------------------
==============================================================================

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CENVEO, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands)

                                                                JUNE 30, 2006       DECEMBER 31, 2005(A)
                                                                -------------       --------------------
                                                                 (UNAUDITED)
                                                                 -----------
                          ASSETS
Current assets:
    Cash and cash equivalents.............................       $      668              $    1,035
    Accounts receivable, net..............................          211,666                 247,277
    Inventories, net......................................           98,346                 108,704
    Other current assets..................................           29,417                  25,767
                                                                 ----------              ----------
        Total current assets..............................          340,097                 382,783

Property, plant and equipment, net........................          273,621                 317,606
Goodwill..................................................          229,298                 311,146
Investment in affiliate...................................           49,293                      --
Other intangible assets, net..............................           21,398                  23,961
Other assets, net.........................................           27,240                  44,068
                                                                 ----------              ----------
        Total assets......................................       $  940,947              $1,079,564
                                                                 ==========              ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt..................       $    3,261              $    2,791
    Accounts payable......................................          101,068                 124,901
    Accrued compensation and related liabilities..........           42,727                  53,765
    Other current liabilities.............................           64,709                  79,051
                                                                 ----------              ----------
        Total current liabilities.........................          211,765                 260,508

Long-term debt............................................          663,355                 809,345
Deferred income taxes.....................................            4,891                  10,045
Other liabilities.........................................           36,699                  49,216
Commitments and contingencies
Shareholders' equity (deficit):
    Preferred stock.......................................               --                      --
    Common stock..........................................              533                     530
    Paid-in capital.......................................          241,367                 239,432
    Retained deficit......................................         (225,984)               (305,091)
    Deferred compensation.................................               --                  (1,825)
    Accumulated other comprehensive income................            8,321                  17,404
                                                                 ----------              ----------
        Total shareholders' equity (deficit)..............           24,237                 (49,550)
                                                                 ----------              ----------
Total liabilities and shareholders' equity (deficit)......       $  940,947              $1,079,564
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

                                     CENVEO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share data)
                                              (Unaudited)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                 -----------------------       ------------------------
                                                   2006           2005           2006            2005
                                                 --------       --------       ---------       --------
Net sales..................................      $357,895       $421,736       $ 784,572       $871,338
Cost of sales..............................       284,576        341,468         621,450        707,371
Selling, general and administrative........        49,157         61,371         105,494        129,029
Amortization of intangible assets..........         1,264          1,276           2,562          2,606
Restructuring, impairment and other
  charges..................................        17,213          5,070          30,687         15,089
                                                 --------       --------       ---------       --------
    Operating income.......................         5,685         12,551          24,379         17,243
(Gain) loss on sale of non-strategic
  businesses...............................        (9,573)           539        (132,925)         1,260
Interest expense, net......................        14,960         18,802          32,997         36,995
Loss on early extinguishment of debt.......        32,744             --          32,744             --
Other (income) expense.....................        (2,993)           445          (2,771)           434
                                                 --------       --------       ---------       --------
    Income (loss) before income taxes......       (29,453)        (7,235)         94,334        (21,446)
Income tax expense.........................         3,641          3,374          15,227         11,721
                                                 --------       --------       ---------       --------
    Net income (loss)......................      $(33,094)      $(10,609)      $  79,107       $(33,167)
                                                 ========       ========       =========       ========
Income (loss) per share:
        Income (loss) per share--basic.....      $  (0.62)      $  (0.22)      $    1.49       $  (0.69)
                                                 ========       ========       =========       ========
        Income (loss) per share--diluted...      $  (0.62)      $  (0.22)      $    1.47       $  (0.69)
                                                 ========       ========       =========       ========
        Weighted average shares--basic.....        53,257         48,804          53,183         48,292
        Weighted average shares--diluted...        53,257         48,804          53,862         48,292

                     See notes to condensed consolidated financial statements.

                               CENVEO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  --------------------------
                                                                    2006              2005
                                                                  ---------         --------
Cash flows from operating activities:
  Net income (loss).........................................      $  79,107         $(33,167)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation and amortization, excluding
            amortization of deferred financing costs........         21,402           25,955
          Amortization of deferred financing costs..........          1,028            2,230
          Loss on early extinguishment of debt..............         32,744               --
          Non-cash restructuring and impairment charges.....          7,795            7,689
          Other non-cash charges, net.......................          7,521             (170)
          (Gain) loss on sale of non-strategic businesses...       (132,925)           1,260
          Equity income in affiliate........................         (2,288)              --
Changes in operating assets and liabilities:
          Accounts receivable...............................         17,154           25,723
          Inventories.......................................         (4,796)          (2,247)
          Accounts payable and accrued compensation and
            related liabilities.............................        (31,036)         (20,553)
          Other working capital changes.....................        (18,957)          (9,415)
          Other, net........................................           (843)          (6,877)
                                                                  ---------         --------
            Net cash used in operating activities...........        (24,094)          (9,572)
Cash flows from investing activities:
        Proceeds from divestitures, net.....................        213,104            4,158
        Capital expenditures................................        (12,971)         (12,652)
        Acquisition payments................................         (4,653)          (3,995)
        Distributions from affiliate........................          1,533               --
        Proceeds from sale of property, plant and
         equipment..........................................            409              284
                                                                  ---------         --------
            Net cash provided by (used in) investing
             activities.....................................        197,422          (12,205)
Cash flows from financing activities:
        Repayment of 9 5/8% senior notes....................       (339,502)              --
        Repayments under senior secured revolving credit
         facility, net......................................       (123,931)              --
        Repayments of other long-term debt..................        (12,087)          (1,018)
        Payment of redemption premiums and expenses.........        (26,142)              --
        Payment of debt issuance costs......................         (3,770)              --
        Proceeds from issuance of term loan.................        325,000               --
        Borrowings under revolving credit facility..........          5,000               --
        Borrowings under senior secured revolving credit
         facility, net......................................             --           14,824
        Proceeds from exercise of stock options.............          1,744            9,082
                                                                  ---------         --------
            Net cash provided by (used in) financing
             activities.....................................       (173,688)          22,888
Effect of exchange rate changes on cash and cash
 equivalents................................................             (7)             (63)
                                                                  ---------         --------
            Net increase (decrease) in cash and cash
             equivalents....................................           (367)           1,048
Cash and cash equivalents at beginning of year..............          1,035              796
                                                                  ---------         --------
Cash and cash equivalents at end of quarter.................      $     668         $  1,844
                                                                  =========         ========

                See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Cenveo, Inc. and subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations and its cash flows as of and for the three and six month periods ended June 30, 2006. The results of operations for the three and six month periods ended June 30, 2006 are not indicative of the results to be expected for the full year primarily due to the effect of the March 31, 2006 sale of Supremex, Inc. and certain other assets (see Notes 3, 6 and 9), the Company's debt refinancing in June 2006 (see Note 7) and seasonality (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality"). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the
"Form 10-K").

    It has been the Company's practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 and 26 weeks ended on July 1, 2006 and July 2, 2005, are reported as ending on June 30, 2006 and 2005, respectively, since the effect is not material.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which is effective for the Company on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation. See Note 2.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

 2. STOCK-BASED COMPENSATION

    On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the recognition of expense related to the fair value of the Company's stock-based compensation awards (including grants of employee stock options and restricted stock), using an appropriate fair value option-pricing model. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated its financial results for prior periods. The Company selected the Black-Scholes-Merton option-pricing model ("Black-Scholes Model") as the most appropriate fair-value method for its non-vested grants outstanding and is recognizing compensation cost on a straight-line basis over the vesting periods of the grants. Under this transition method, stock-based compensation expense for the three and six month periods ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards 123, Share-Based Payment ("SFAS 123"). The effects of the change

                       CENVEO, INC. AND SUBSIDIARIES
from applying the original provisions of SFAS 123 for the three and six months ended June 30, 2006 are as follows (in millions, except per share data):

                                                                  THREE MONTHS         SIX MONTHS
                                                                  ------------         ----------
    Income (loss) before income taxes and net income........         $ (0.4)             $ (1.1)
                                                                     ======              ======
    Cash flow from operations and financing activities......         $   --              $   --
                                                                     ======              ======
    Earnings per share basic and diluted....................         $(0.01)             $(0.02)
                                                                     ======              ======

    The Company did not issue any form of stock-based compensation during the six months ended June 30, 2006. In addition, none of the Company's stock-based compensation awards vested during the six months ended June 30, 2006. The only change to the Company's stock based compensation awards from the amounts presented as of December 31, 2005 was the exercise of approximately 107,000 and 291,000 stock options for shares of the Company's common stock and the cancellation of approximately 226,000 and 261,000 stock options in the three and six months ended June 30, 2006, respectively, and the cancellation of 20,000 restricted stock units in the three months ended June 30, 2006. See Notes 1 and 15 in the Form 10-K.

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

    A summary of the effect on net loss and net loss per common share in each period as if the fair value method, calculated under the Black-Scholes Model, had been applied to all outstanding unvested stock options and restricted stock during the three and six month periods ended June 30, 2005 is as follows (in thousands, except per share data):

                                                                 THREE MONTHS          SIX MONTHS
                                                                 ------------         ------------
    Loss as reported........................................        $(10,609)            $(33,167)
         Add: stock-based compensation expense determined
           under the intrinsic value method included in net
           loss, net of related taxes.......................            (939)                (747)
         Less: stock-based compensation expense determined
           under fair value method, net of related taxes....             (77)              (1,381)
                                                                    --------             --------
    Pro forma net loss......................................        $(11,625)            $(35,295)
                                                                    ========             ========
    Loss per share--basic and diluted:
        As reported.........................................        $  (0.22)            $  (0.69)
                                                                    ========             ========
        Pro forma...........................................        $  (0.24)            $  (0.73)
                                                                    ========             ========


    In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP"), No. 123 (R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123 (R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). This election is not available for adoption until January 1, 2007. The Company is currently evaluating the transition method.

                       CENVEO, INC. AND SUBSIDIARIES

 3. SALE OF NON-STRATEGIC BUSINESSES

    Supremex

    On March 31, 2006, the Company sold to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec (the "Fund"), all of the shares of Supremex Inc. ("Supremex"), a Canadian subsidiary of the Company, and certain other assets of the envelope, forms and labels segment. At closing, the Company received proceeds of approximately $187 million, net of transaction expenses and subject to the finalization of a working capital adjustment, and approximately 11.4 million units of the Fund, valued at approximately $98 million based upon the Fund's initial public offering share price of $10.00 Canadian dollars per unit ($8.57 US per unit). The proceeds to the Company at closing included approximately $72.6 million of receivables. The units in the Fund owned by the Company at March 31, 2006 represented a 36.5% economic and voting interest in the Fund. The March 31, 2006 sale resulted in a pre-tax gain of approximately $124 million in the first quarter of 2006, after the allocation of $55.8 million of goodwill to the business as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). On April 20, 2006, the Company received $71.1 million of proceeds relating to $69.7 million of receivables from the March 31, 2006 sale, the Company recorded a pre-tax gain of approximately $1.4 million as a result of the Canadian dollar strengthening against the U.S. dollar.

    On April 28, 2006, the Company sold 2.5 million units in the Fund relating to an over-allotment option to the underwriters for approximately $21 million, which resulted in a reduction to the Company's economic and voting interest in the Fund to 28.6%. In connection with the sale, the Company recorded a pre-tax gain of approximately $9.3 million in the second quarter of 2006, after the allocation of $5.5 million of goodwill to the business.

    The Company's investment in the Fund was $49.3 million as of June 30, 2006, which includes $20.4 million of goodwill associated with the retained interest in the Fund. Beginning in the second quarter of 2006, the Company's ownership interest in the Fund is being accounted for under the equity method. During the three months ended June 30, 2006, the Company recorded $2.3 million of equity income relating to its investment in the fund and received $1.5 million of cash distributions from the Fund.

    Other

    On April 21, 2006, the Company sold a small non-strategic business located in Somerville, Massachusetts for proceeds of $2.6 million and recorded a loss on sale of $1.1 million.

    During the three months ended June 30, 2005, the Company sold a small non-strategic business for $1.1 million, and recognized a loss on sale of $0.5 million. During the six months ended June 30, 2005, the Company sold four small non-strategic businesses for $4.2 million, and recognized a loss on sale of $1.3 million. From July 1, 2005 through December 31, 2005, the Company sold two additional non-strategic businesses.

    The following table summarizes the net sales and operating income of all businesses that have been sold during 2005 and the first six months of 2006, which are included in the condensed consolidated statements of operations (in thousands):

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                    ---------------------       ----------------------
                                                     2006          2005          2006           2005
                                                    -------       -------       -------       --------
    Net sales.................................      $   535       $46,817       $46,440       $101,656
    Operating income (loss)...................      $  (643)      $ 8,323       $ 7,089       $ 16,294

                       CENVEO, INC. AND SUBSIDIARIES

 3. SALE OF NON-STRATEGIC BUSINESSES (CONTINUED)

    The dispositins of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated financial statements, because either the Company has continuing involvement with these entities or the operations are not significant.

 4. INVENTORIES

    Inventories by major category are as follows (in thousands):

                                                                    JUNE 30,       DECEMBER 31,
                                                                      2006             2005
                                                                    --------       ------------
    Raw materials..........................................         $ 30,171         $ 33,970
    Work in process........................................           30,241           28,313
    Finished goods.........................................           43,224           52,320
                                                                    --------         --------
                                                                     103,636          114,603
    Reserves...............................................           (5,290)          (5,899)
                                                                    --------         --------
    Inventories, net.......................................         $ 98,346         $108,704
                                                                    ========         ========

 5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are as follows (in thousands):

                                                                    JUNE 30,        DECEMBER 31,
                                                                      2006              2005
                                                                    ---------       ------------
    Land and land improvements.............................         $  15,840        $  18,460
    Buildings and improvements.............................            94,436          108,229
    Machinery and equipment................................           443,746          500,535
    Furniture and fixtures.................................             9,832           11,579
    Construction in progress...............................             6,665           14,532
                                                                    ---------        ---------
                                                                      570,519          653,335
    Accumulated depreciation...............................          (296,898)        (335,729)
                                                                    ---------        ---------
    Property, plant and equipment, net.....................         $ 273,621        $ 317,606
                                                                    =========        =========

 6. COMPREHENSIVE INCOME (LOSS)

    A summary of comprehensive income (loss) is as follows (in thousands):

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                 -----------------------         -----------------------
                                                   2006           2005             2006           2005
                                                 --------       --------         --------       --------
    Net income (loss)...................         $(33,094)      $(10,609)        $ 79,107       $(33,167)
    Other comprehensive income (loss):
         Minimum pension liability
           adjustment...................               --             --            6,004             --
         Unrealized loss on cash flow
           hedges.......................             (224)            --             (224)            --
         Currency translation
          adjustment....................              559         (2,837)         (14,863)        (4,441)
                                                 --------       --------         --------       --------
    Comprehensive income (loss).........         $(32,759)      $(13,446)        $ 70,024       $(37,608)
                                                 ========       ========         ========       ========

                       CENVEO, INC. AND SUBSIDIARIES

    In connection with the sale of Supremex and certain other assets, the Company reclassified into the gain on sale of non-strategic businesses from other comprehensive income $6.0 million of minimum pension liability adjustment and $14.3 million of currency translation adjustment relating to the business sold during the first quarter of 2006 and $1.7 million of currency translation adjustment relating to the exercising of the over-allotment option sold on April 28, 2006 (see Notes 3 and 9).


 7. LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                 JUNE 30,         DECEMBER 31,
                                                                   2006               2005
                                                                 --------         ------------
    Term Loan, due 2013....................................      $325,000           $     --
    7 7/8% Senior Subordinated Notes, due 2013.............       320,000            320,000
    9 5/8% Senior Notes, due 2012..........................        10,498            350,000
    Revolving Credit Facility, due 2012....................         5,000                 --
    Senior Secured Credit Facility.........................            --            123,931
    Other..................................................         6,118             18,205
                                                                 --------           --------
                                                                  666,616            812,136
    Less current maturities...............................         (3,261)            (2,791)
                                                                 --------           --------
    Long-term debt.........................................      $663,355           $809,345
                                                                 ========           ========

    Debt Refinancing

    On June 23, 2006, the Company completed a tender offer and consent solicitation (the "Tender Offer") for any and all of its 9 5/8% Senior Notes due 2012 and extinguished $339.5 million in aggregate principal amount of its 9 5/8% Senior Notes (approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer.

    On June 21, 2006, the Company entered into a credit agreement that provides for $525 million of senior secured credit facilities with a syndicate of lenders (the "Credit Facilities"). The Credit Facilities consist of a $200 million six-year revolving credit facility ("Revolving Credit Facility") and a $325 million seven-year term loan facility ("Term Loan"). The Credit Facilities contain customary financial covenants, including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Borrowing rates under the Credit Facilities are determined at the Company's option at the time of each borrowing and are based on the London Interbank Offered Rate ("LIBOR") or the prime rate publicly announced from time to time, in each case plus a specified interest rate margin (see "Interest rate swaps"). The Credit Facilities are secured by substantially all of the Company's assets. Proceeds from the Credit Facilities and other available cash was used to fund the Tender Offer, to retire the Company's existing Senior Secured Credit Facility due 2008 (which had no amounts outstanding), and for $3.8 million of debt issuance costs, which have been capitalized and are being amortized over the terms of the Credit Facilities.

    As of June 30, 2006, the Company was in compliance with all covenants under its debt agreements.

                       CENVEO, INC. AND SUBSIDIARIES

    Loss on early extinguishment of debt

    In connection with the debt refinancing in June 2006, the Company incurred a $32.7 million loss on early extinguishment of debt related to the Tender Offer and the retirement of the Senior Secured Credit Facility, which consisted of the following (in thousands):


    Tender Offer premiums...................................      $25,212
    Write-off of previously unamortized deferred financing
     costs..................................................        6,602
    Tender Offer expenses...................................          930
                                                                  -------
                                                                  $32,744
                                                                  =======

    Interest rate swaps

    In June 2006, the Company entered into interest rate swap agreements to hedge interest rate exposure for $220 million notional amount of its floating rate debt. This hedge of interest rate risk was designated and documented at inception as a cash flow hedge and is evaluated for effectiveness at least quarterly. Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. There was no ineffectiveness from this hedge through June 30, 2006. At June 30, 2006, the Company recorded a liability of $0.4 million, which represents the decrease in fair value of floating rate cash inflows that are less than the fixed cash outflows over the remaining term of the hedges. The decrease of cash inflows largely reflects the decrease in LIBOR as compared to LIBOR at the time that the Company entered into the swap agreements. The liability is included in "Other liabilities" and the net amount after income taxes is included in "Accumulated other comprehensive income" in the Company's condensed consolidated balance sheet as of June 30, 2006. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company's condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of June 30, 2006, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the remainder of 2006.

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

    Three Months Ended June 30, 2006

    Restructuring and impairment charges for the three months ended June 30, 2006 are as follows (in thousands):


                                                 ENVELOPES,
                                                 FORMS AND        COMMERCIAL
                                                  LABELS           PRINTING        CORPORATE         TOTAL
                                                 ----------       ----------       ---------        -------
    Employee separation costs..............        $2,688           $5,899           $ 548          $ 9,135
    Asset impairments......................         2,011              362              --            2,373
    Equipment moving expenses..............         1,628            1,057              --            2,685
    Lease termination (income) expenses....            28            1,945            (339)           1,634
    Building clean-up and other expenses...           718              668              --            1,386
                                                   ------           ------           -----          -------
        Total restructuring and impairment
          charges..........................        $7,073           $9,931           $ 209          $17,213
                                                   ======           ======           =====          =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment closed manufacturing plants in Atlanta, Georgia; Chestertown, Maryland; Phoenix, Arizona and Terre Haute, Indiana during

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

the second quarter of 2006. As a result of these closures, the segment recorded impairment charges of $1.7 million related to equipment taken out of service at these locations, employee separation costs of $1.7 million related to workforce reductions, equipment moving expenses of $1.3 million for the redeployment of equipment and building clean-up and other related expenses of $0.4 million.

    The segment incurred impairment charges of $0.1 million related to equipment taken out of service, employee separation costs of $0.5 million related to workforce reductions, and equipment moving expenses of $0.1 million for the redeployment of equipment and building clean-up and other expenses of $0.3 million related to the Denver, Colorado and Kankakee, Illinois locations that were closed in the first quarter of 2006.

    The segment incurred impairment charges of $0.2 million related to equipment taken out of service and equipment moving and other expenses of $0.2 million for the redeployment of equipment related to locations closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $0.5 million related to workforce reductions at other locations relating to the Company's cost savings programs.

    COMMERCIAL PRINTING. The commercial printing segment closed plants in Cambridge, Maryland; Glen Burnie, Maryland and St. Louis, Missouri during the second quarter of 2006. In connection with the closures, the segment recorded employee separation costs of $1.8 million related to workforce reductions, asset impairment charges of $0.4 million related to equipment taken out of service at these locations, equipment moving expenses of $0.4 million and building clean-up and other expenses of $0.7 million.

    In connection with plant closures in Denver, Colorado and Phoenix, Arizona that the Company announced in the first quarter of 2006, the segment incurred employee separation costs of $1.1 million related to workforce reductions, equipment moving expenses of $0.5 million for the redeployment of equipment and lease termination expenses of $1.9 million representing the net present value of costs that are not expected to be recovered over the remaining terms of two leased facilities no longer in use.

    The segment incurred equipment moving expenses of $0.2 million associated with plants closed in 2005.

    The segment incurred employee separation costs of $2.9 million related to workforce reductions at other locations relating to the Company's cost savings initiatives.

    CORPORATE. In the fourth quarter of 2005, the Company made significant changes to its corporate management team and staff and moved its corporate headquarters from Denver, Colorado to Stamford, Connecticut. In the second quarter of 2006, the Company incurred employee separation costs of $0.5 million related to these changes and recorded lease termination income of $0.3 million resulting from adjusting its estimate of the net present value of the cost of the lease that is not expected to be recovered over its remaining life, upon subleasing its former corporate headquarters in the second quarter of 2006.

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    Six Months Ended June 30, 2006

    Restructuring and impairment charges for the six months ended June 30, 2006 are as follows (in thousands):

                                                 ENVELOPES,
                                                 FORMS AND        COMMERCIAL
                                                  LABELS           PRINTING        CORPORATE         TOTAL
                                                 ----------       ----------       ---------        -------
    Employee separation costs..............       $ 4,926          $ 9,588           $1,101         $15,615
    Asset impairments......................         3,877              407               --           4,284
    Equipment moving expenses..............         2,398            1,959               --           4,357
    Lease termination expenses.............         1,905            1,945             (339)          3,511
    Building clean-up and other expenses...           892            2,028               --           2,920
                                                  -------          -------           ------         -------
        Total restructuring and impairment
          charges..........................       $13,998          $15,927           $  762         $30,687
                                                  =======          =======           ======         =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment closed six manufacturing plants and an office location during the first six months of 2006. As a result of these closures, the segment recorded impairment charges of $3.0 million related to equipment taken out of service at these locations, employee separation costs of $3.6 million related to workforce reductions, and equipment moving expenses of $2.0 million. In addition, the segment recorded lease termination expenses of $1.9 million, representing the net present value of costs that are not expected to be recovered over the remaining terms of three leased facilities no longer in use and building clean-up and other expenses of $0.6 million.

    The segment incurred impairment charges of $0.9 million related to equipment taken out of service, equipment moving expenses of $0.4 million for the redeployment of equipment and building clean-up and other expenses of $0.3 million related to locations closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $1.3 million related to workforce reductions at other locations relating to the Company's cost savings programs.

    COMMERCIAL PRINTING. In connection with the print segment's five plant closures in the first six months of 2006, the segment recorded employee separation costs of $3.0 million related to workforce reductions, asset impairment charges of $0.4 million related to equipment taken out of service at these locations, equipment moving expenses of $1.0 million, building clean-up and other expenses of $1.3 million and lease termination expenses of $1.9 million representing the net present value of costs that are not expected to be recovered over the remaining terms of two leased facilities no longer in use.

    The segment incurred employee separation costs of $2.4 million related to workforce reductions, equipment moving expenses of $1.0 million and building cleaning and other expenses of $0.7 million for three plants closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $4.2 million related to workforce reductions at other locations relating to the Company's cost savings initiatives.

    CORPORATE. In the first six months of 2006, the Company incurred employee separation costs of $1.1 million and recorded lease termination income of $0.3 million resulting from adjusting its estimate of the net present value of the cost of the lease that is not expected to be recovered over its remaining life, upon subleasing its former corporate headquarters.

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    Three Months Ended June 30, 2005

    Restructuring, impairment and other charges for the three months ended June 30, 2005 are as follows (in thousands):

                                                  ENVELOPES,
                                                  FORMS AND        COMMERCIAL
                                                   LABELS           PRINTING        CORPORATE        TOTAL
                                                  ---------        ----------       ---------        ------
    Employee separation costs...............        $1,835           $1,790            $337          $3,962
    Asset impairments.......................           552               --              --             552
    Building clean-up and other expenses....            --              (79)             --             (79)
                                                    ------           ------            ----          ------
    Total restructuring charges.............         2,387            1,711             337           4,435
    Other charges...........................            --               --             635             635
                                                    ------           ------            ----          ------
        Total restructuring, impairment and
          other charges.....................        $2,387           $1,711            $972          $5,070
                                                    ======           ======            ====          ======

    ENVELOPES, FORMS AND LABELS. During the three months ended June 30, 2005, the envelopes, forms and labels segment recorded employee separation costs of $1.8 million related to a corporate-wide initiative to reduce selling, general and administrative expenses and asset impairment charges of $0.6 million related to equipment being taken out of service.

    COMMERCIAL PRINTING. During the three months ended June 30, 2005, the commercial printing segment recorded employee separation costs of $1.8 million related to a corporate-wide initiative to reduce selling, general and administrative expenses.

    CORPORATE. During the three months ended June 30, 2005, the Company recorded employee separation costs of $0.3 million related to a corporate-wide initiative to reduce selling, general and administrative expenses and other charges of $0.5 million in connection with the Company's evaluation of strategic alternatives and in connection with a special meeting of shareholders and $0.1 million related to the resignation of its former chief executive officer in January of 2005.

    Six Months Ended June 30, 2005

    Restructuring, impairment and other charges for the six months ended June 30, 2005 are as follows (in thousands):

                                                  ENVELOPES,
                                                  FORMS AND       COMMERCIAL
                                                   LABELS          PRINTING        CORPORATE         TOTAL
                                                  ---------       ----------       ---------        -------
    Employee separation costs..............        $1,835           $2,186           $  337         $ 4,358
    Asset impairments......................           552            7,136               --           7,688
    Building clean-up and other expenses...           (14)             471               --             457
                                                   ------           ------           ------         -------
    Total restructuring charges............         2,373            9,793              337          12,503
    Other charges..........................            --               --            2,586           2,586
                                                   ------           ------           ------         -------
        Total restructuring, impairment and
          other charges....................        $2,373           $9,793           $2,923         $15,089
                                                   ======           ======           ======         =======

    ENVELOPES, FORMS AND LABELS. During the six months ended June 30, 2005, the envelopes, forms and labels segment recorded employee separation costs of $1.8 million related to a corporate-wide initiative to reduce selling, general and administrative expenses and asset impairment charges of $0.6 million related to equipment being taken out of service.

                       CENVEO, INC. AND SUBSIDIARIES

 8. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    COMMERCIAL PRINTING. During the six months ended June 30, 2005, the commercial printing segment recorded asset impairment charges of $7.1 million related to operations that had operating losses in 2004 and continued to perform poorly in 2005. During the first quarter of 2005, management determined that the carrying value of the equipment at these plants would not be recoverable from the cash flows generated from their continued use.

    The segment completed the closure of a small printing operation located in Phoenix, Arizona and the consolidation of its production into its Los Angeles, California printing plant in the second quarter of 2005 and recorded employee separation costs of $0.3 million and $0.3 million of building clean-up and other expenses.

    The segment completed the consolidation of its printing operations in Seattle, Washington and San Francisco, California during the six months ended June 30, 2005 and incurred $0.2 million of restructuring costs.

    During the six months ended June 30, 2005, the segment recorded employee separation costs of $1.8 million related to a corporate-wide initiative to reduce selling, general and administrative expenses.

    CORPORATE. During the six months ended June 30, 2005, the Company recorded employee separation costs of $0.3 million related to a corporate-wide initiative to reduce selling, general and administrative expenses and other charges of $0.5 million in connection with the Company's evaluation of strategic alternatives and in connection with a special meeting of shareholders and $2.1 million related to the resignation of its former chief executive officer in January of 2005.

    A summary of the activity charged to the restructuring liabilities is as follows (in thousands):


                                                   LEASE           EMPLOYEE         PENSION
                                                TERMINATION       SEPARATION       WITHDRAWAL
                                                   COSTS            COSTS         LIABILITIES        TOTAL
                                                -----------       ----------      -----------       --------
    Balance at December 31, 2005..........        $ 6,067          $  3,734          $ 950          $ 10,751
        Accruals, net.....................          3,511            15,615             --            19,126
        Payments..........................         (2,021)          (17,222)          (248)          (19,491)
                                                  -------          --------          -----          --------
    Balance at June 30, 2006..............        $ 7,557          $  2,127          $ 702          $ 10,386
                                                  =======          ========          =====          ========

9. PENSION PLANS

    The components of the net periodic pension expense for the Company's pension plans and supplemental executive retirement plans are as follows (in thousands):

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                      -------------------       -----------------------
                                                      2006          2005         2006            2005
                                                      -----         -----       -------         -------
    Service cost...............................       $  42         $ 650       $   756         $ 1,309
    Interest cost..............................         275           890         1,162           1,719
    Expected return on plan assets.............        (176)         (970)       (1,353)         (1,899)
    Net amortization and deferral..............          69           125           278             300
                                                      -----         -----       -------         -------
    Net periodic pension expense...............       $ 210         $ 695       $   843         $ 1,429
                                                      =====         =====       =======         =======

    The Company expects to contribute $1.1 million to its pension plans in 2006. As of June 30, 2006, the Company had made contributions of $0.7 million. In connection with the sale of Supremex on

                       CENVEO, INC. AND SUBSIDIARIES

9. PENSION PLANS (CONTINUED)

March 31, 2006 (Notes 3 and 6), the Company has no further obligation relating to Supremex's pension plans.

10. INCOME (LOSS) PER SHARE

    Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution that could occur if options, restricted stock and restricted stock units to issue common stock were exercised computed using the treasury stock method. The only Company securities as of June 30, 2006 that could dilute basic income per share for periods subsequent to June 30, 2006 are: (1) outstanding stock options which are exercisable into 1,814,322 shares of the Company's common stock and (2) 416,600 shares of restricted stock and restricted stock units ("Restricted Stock") of the Company's common stock.

    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                   -----------------------       ----------------------
                                                     2006           2005          2006           2005
                                                   --------       --------       -------       --------
    Numerator for basic and diluted income
      (loss) per share:
        Net income (loss)....................      $(33,094)      $(10,609)      $79,107       $(33,167)
                                                   ========       ========       =======       ========
    Denominator weighted average common
      shares outstanding:
        Basic shares.........................        53,257         48,804        53,183         48,292
            Dilutive effect of stock options
              and Restricted Stock...........            --             --           679             --
                                                   --------       --------       -------       --------
        Diluted shares.......................        53,257         48,804        53,862         48,292
                                                   ========       ========       =======       ========
    Basic income (loss) per share............      $  (0.62)      $  (0.22)      $  1.49       $  (0.69)
                                                   ========       ========       =======       ========
    Diluted income (loss) per share..........      $  (0.62)      $  (0.22)      $  1.47       $  (0.69)
                                                   ========       ========       =======       ========

11. SEGMENT INFORMATION

    In the third quarter of 2005, the Company changed its management structure and realigned its manufacturing operations into two operating segments--the envelope, forms and labels segment and the commercial printing segment. The envelope, forms and labels segment is in the business of manufacturing customized envelopes and packaging products, stock envelopes, traditional and specialty business forms, and labels used for such applications as mailing, messaging and bar coding. The commercial printing segment is in the business of designing, manufacturing and distributing printed products that include advertising literature, corporate identity materials, financial printing, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail. Segment data for 2005 has been restated to reflect the new operating segments.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Intercompany sales from the commercial print segment to the envelopes, forms and labels segment were $2.9 million and $5.7 million for the three months ended and $7.9 million and $9.1 million for the six months ended June 30, 2006 and 2005, respectively. Intercompany sales from the envelopes, forms and labels segment

                       CENVEO, INC. AND SUBSIDIARIES

11. SEGMENT INFORMATION (CONTINUED)

to the commercial print segment were $2.9 million and $10.6 million for the three months ended and $6.4 million and $16.6 million for the six months ended June 30, 2006 and 2005, respectively.

    The following tables present certain segment information (in thousands):

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                               --------------------------        -----------------------
                                                 2006             2005             2006           2005
                                               --------        ----------        --------       --------
    Net sales:
        Envelopes, forms and labels......      $187,399        $  227,012        $421,145       $460,895
        Commercial printing..............       170,496           194,724         363,427        410,443
                                               --------        ----------        --------       --------
        Total............................      $357,895        $  421,736        $784,572       $871,338
                                               ========        ==========        ========       ========
    Operating income (loss):
        Envelopes, forms and labels......      $ 17,171        $   19,980        $ 42,589       $ 40,132
        Commercial printing..............        (5,315)           (2,203)         (5,794)       (10,631)
        Corporate........................        (6,171)           (5,226)        (12,416)       (12,258)
                                               --------        ----------        --------       --------
        Total............................      $  5,685        $   12,551        $ 24,379       $ 17,243
                                               ========        ==========        ========       ========
    Restructuring, impairment and other
      charges:
        Envelopes, forms and labels......      $  7,073        $    2,387        $ 13,998       $  2,373
        Commercial printing..............         9,931             1,711          15,927          9,793
        Corporate........................           209               972             762          2,923
                                               --------        ----------        --------       --------
        Total............................      $ 17,213        $    5,070        $ 30,687       $ 15,089
                                               ========        ==========        ========       ========
    Net sales by product line:
        Commercial printing..............      $169,975        $  189,689        $362,104       $404,535
        Envelopes........................       142,540           184,026         330,234        370,412
        Business forms and labels........        45,380            48,021          92,234         96,391
                                               --------        ----------        --------       --------
        Total............................      $357,895        $  421,736        $784,572       $871,338
                                               ========        ==========        ========       ========

                                               JUNE 30,       DECEMBER 31,
                                                 2006             2005
                                               --------       ------------
     Identifiable assets:
       Envelopes, forms and labels.......      $446,404        $  613,580
       Commercial printing...............       411,328           438,938
       Corporate.........................        83,215            27,046
                                               --------        ----------
       Total.............................      $940,947        $1,079,564
                                               ========        ==========

                       CENVEO, INC. AND SUBSIDIARIES

12. SUBSEQUENT EVENT

    On July 12, 2006, the Company completed the acquisition of all of the common stock of Rx Label Technology Corporation ("Rx Technology"), a portfolio company of Pfingsten Partners, LLC and Hilco Equity Partners, L.P., for approximately $50 million in cash. This new subsidiary of the Company will operate under the name Rx Technology Corporation. Rx Technology operates from a facility built in 2004 located in Joplin, MO. Rx Technology's results of operations and cash flows from the July 12, 2006 acquisition date will be included in the Company's consolidated results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Item 7 of our 2005 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of June 30, 2006 pertaining to these topics, other than the repayment of all amounts outstanding of our senior secured credit facility and our debt refinancing completed in June of 2006. See "Long Term Debt" below.

FORWARD-LOOKING STATEMENTS

    Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Cenveo. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks. See Item 1A. "Risk Factors" under Part II of this report.

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

CONSOLIDATED OPERATING RESULTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for the three and six month periods ended June 30, 2006, accompanied by a discussion of the results of each of our business segments for the same periods.

    A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss) as well as the net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Division sales exclude sales of divested operations and division operating income (loss) excludes corporate expenses, restructuring, impairment and other charges and the results of divested operations. It has been our practice to close our quarters on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 and 26 week periods ending on July 1, 2006 and July 2, 2005, are reported as ending on June 30, 2006 and 2005, respectively, since the effect is not material.

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2006           2005           2006           2005
----------------------------------------          --------       --------       --------       --------
Division net sales..........................      $357,360       $374,919       $738,132       $769,682
     Divested operations....................           535         46,817         46,440        101,656
                                                  --------       --------       --------       --------
Net sales...................................      $357,895       $421,736       $784,572       $871,338
                                                  ========       ========       ========       ========
Division operating income...................      $ 29,503       $ 13,552       $ 59,631       $ 25,372
    Corporate expenses......................         5,962          4,254         11,654          9,334
    Restructuring, impairment and other
      charges...............................        17,213          5,070         30,687         15,089
    Divested operations.....................           643         (8,323)        (7,089)       (16,294)
                                                  --------       --------       --------       --------
Operating income............................         5,685         12,551         24,379         17,243
    (Gain) loss on sale of non-strategic
      businesses............................        (9,573)           539       (132,925)         1,260
    Interest expense, net...................        14,960         18,802         32,997         36,995
    Loss on early extinguishment of debt....        32,744             --         32,744             --
    Other (income) expense..................        (2,993)           445         (2,771)           434
                                                  --------       --------       --------       --------
Income (loss) before income taxes...........       (29,453)        (7,235)        94,334        (21,446)
    Income tax expense......................         3,641          3,374         15,227         11,721
                                                  --------       --------       --------       --------
Net income (loss)...........................      $(33,094)      $(10,609)      $ 79,107       $(33,167)
                                                  ========       ========       ========       ========
Income (loss) per share--basic..............      $  (0.62)      $  (0.22)      $   1.49       $  (0.69)
                                                  ========       ========       ========       ========
Income (loss) per share--diluted............      $  (0.62)      $  (0.22)      $   1.47       $  (0.69)
                                                  ========       ========       ========       ========

NET SALES

    Net sales declined $63.8 million in the second quarter of 2006, as compared to the second quarter of 2005, reflecting lower sales for our envelopes, forms and labels segment of $39.6 million and $24.2 million for our commercial printing segment. Net sales for the six months ended June 30, 2006 declined $86.8 million, as compared to the six months ended June 30, 2005, reflecting lower sales for our envelopes, forms and labels segment of $39.8 million and $47.0 million for our commercial printing segment. As a result of the sale of Supremex on March 31, 2006, net sales for our envelopes, forms and labels segment were lower in the three and six months ended June 30, 2006. Excluding sales of operations that have been divested ("division net sales"), division net sales were also lower primarily due to lower commercial printing sales. Division net sales of envelopes, forms and labels were fairly consistent for the three and six months ended June 30, 2006, as compared to 2005. See "Segment Operations" below for a more detailed discussion of the primary factors for the change in our net sales for our segments.

OPERATING INCOME

    Operating income decreased $6.9 million in the second quarter of 2006, as compared to the second quarter of 2005. This decrease was primarily due to operating income of the envelopes, forms and labels segment decreasing by $2.8 million and the operating loss of the commercial printing segment increasing by $3.1 million.

    Operating income increased $7.1 million in the first six months of 2006, as compared to 2005. This increase was primarily due to the operating income of the envelopes, forms and labels segment increasing by $2.5 million and the operating loss of the commercial printing segment decreasing by $4.8 million.

    Excluding restructuring, impairment and other charges and operating income of divested operations, the operating income of our two segments ("division operating income") increased $16.0 million in the second quarter of 2006 as compared to the second quarter of 2005 and increased $34.3 million for the first six months of 2006 as compared to 2005. These results reflect the benefits of our strategy of reducing fixed costs, improving the procurement of raw materials, improving productivity through plant consolidations and divesting or closing underperforming operations. See "Segment Operations" below for a more detailed discussion of the primary factors for the change in our operating income for our segments.

    CORPORATE EXPENSES. Corporate expenses include the costs of our corporate headquarters. These costs were higher for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, primarily due to the movement of certain functions to the corporate office in Stamford, Connecticut and from stock option expense due to the adoption of a new accounting standard on January 1, 2006. See Note 2 to our condensed consolidated financial statements included herein.

    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. In September 2005, a new senior management team implemented significant cost savings programs including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of our information technology infrastructure. As of June 30, 2006, our total liability for restructuring was approximately $10.4 million. See Note 8 to the condensed consolidated financial statements included herein.

    During the three months ended June 30, 2006, we incurred $17.2 million of restructuring and impairment charges, which included $9.1 million of employee separation costs, $2.4 million of asset impairments, equipment moving expenses of $2.7 million, lease termination costs of $1.6 million and other exit costs of $1.4 million. During the six months end June 30, 2006, we incurred $30.7 million of restructuring and impairment charges, which included $15.6 million of employee separation costs, $4.3 million of asset impairments, equipment moving expenses of $4.4 million, lease termination costs of $3.5 million and other exit costs of $2.9 million. We anticipate additional restructuring and impairment charges during the remainder of 2006, although at decreased amounts.

    During the three months ended June 30, 2005, we incurred $5.1 million of restructuring, impairment and other charges, which included $4.0 million of employee separation costs, $0.6 million of asset impairments and $0.6 million of other charges. During the six months ended June 30, 2005, we incurred $15.1 million of restructuring, impairment and other charges, which included $4.4 million of employee separation costs, $7.7 million of asset impairments, $0.5 million in building cleanup and other expenses and $2.6 million of other charges.

    GAIN ON SALE OF NON-STRATEGIC BUSINESSES. On March 31, 2006, we recorded a pre-tax gain of approximately $124 million on the sale of all of the shares of Supremex, Inc. ("Supremex"), a former Canadian subsidiary of ours, and certain other assets to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec (the "Fund"). At closing, we received proceeds of approximately $187 million (which included approximately $72.6 million of receivables) and approximately 11.4 million units in the Fund, which represented a 36.5% economic and voting interest in the Fund. See Note 3 to the condensed consolidated financial statements included herein. On April 20, 2006, we received $71.1 million of proceeds relating to $69.7 million of receivables from the March 31, 2006 sale, we recorded a pre-tax gain of approximately $1.4 million as a result of the Canadian dollar strengthening against the U.S. dollar.

    On April 28, 2006, we sold 2.5 million units in the Fund relating to an over-allotment option to the underwriters for approximately $21 million. The sale resulted in a reduction to our economic and voting interest in the Fund to 28.6%. In connection with the sale, we recorded a pre-tax gain on sale of non-strategic business of approximately $9.3 million in the second quarter of 2006.

    On April 21, 2006, we sold a small non-strategic business and recorded a loss on sale of $1.1 million.

    During the three and six months ended June 30, 2005, we sold certain small non-strategic businesses and recognized losses on the sales of $0.5 million and $1.3 million, respectively.

    INTEREST EXPENSE, NET. Interest expense decreased $3.8 million to $15.0 million in the second quarter of 2006 from $18.8 million in the second quarter of 2005, primarily due to lower average debt balances outstanding. Interest expense in the second quarter of 2006 reflects average outstanding debt of $678.5 million and a weighted average interest rate of 8.6%, compared to average outstanding debt of $817.7 million and a weighted average interest rate of 8.3% during the second quarter of 2005.

    Interest expense decreased $4.0 million to $33.0 million during the first six months of 2006 from $37.0 million for the first six months of 2005, primarily due to lower average debt balances outstanding. Interest expense during the first six months of 2006 reflects average outstanding debt of $747.3 million and a weighted average interest rate of 8.5%, compared to the average outstanding debt of $822.9 million and a weighted average interest rate of 8.3% during the first six months of 2005.

    As a result of our debt refinancing in June 2006, we expect lower interest expense for the remainder of 2006. See Long-Term Debt below and
Note 7 to the condensed consolidated financial statements included herein.

    LOSS ON EXTINGUISHMENT OF DEBT. In June 2006, we incurred a $32.7 million loss on early extinguishment of debt related to our debt refinancing. See Long-Term Debt below and Note 7 to the condensed consolidated financial statements included herein.

    OTHER INCOME. During the three and six months ended June 30, 2006 the Company recorded equity income of $2.3 million relating to its investment in the Fund. See Note 3 to the condensed consolidated financial statements included herein.

INCOME TAXES

    Income tax expense for the three months ended June 30, 2006 was $3.6 million, which included $1.8 million of taxes relating to the deconsolidation of the Company's US income tax group in connection with the sale of Supremex and related assets, $1.3 million of a valuation allowance against foreign tax credits and $0.5 million of state and local taxes. During the three months ended June 30, 2006, we did not recognize any tax benefit from the net operating losses of our domestic operations. Income tax expense for the three months ended June 30, 2005 was $3.4 million, which primarily consisted of taxes on our Canadian operations.

    Income tax expense for the six months ended June 30, 2006 was $15.2 million, which included $3.2 million of taxes on our Canadian operations, income taxes of $8.4 million on the gain on sale of Supremex, $1.8 million of taxes relating to the deconsolidation of the Company's US income tax group, $1.3 million of a valuation allowance against foreign tax credits and $0.5 million of state and local taxes. During the six months ended June 30, 2006, we provided income taxes for our Canadian operations at an effective rate of approximately 34%, as these operations are expected to generate taxable income in 2006. Income tax expense for the six months ended June 30, 2005 was $11.7 million, which consisted of taxes on our Canadian operations of $8.0 million and a valuation allowance against foreign tax credits of $3.7 million.

    The Company recognized a $220 million gain for US income tax purposes on the sale of the Supremex and related assets. The utilization of our net operating and capital losses allowed the release of valuation allowances for deferred tax assets of $84.6 million in the six months ended June 30, 2006, which offset the tax expense on the gain on sale of Supremex, except for $8.4 million which was primarily alternative minimum tax.

    We established valuation allowances of $18.2 million and $25.2 million against tax benefits of the net operating losses of our domestic operations, alternative minimum tax credits and foreign tax credits that were generated in the three and six months ended June 30, 2006, respectively, including $4.4 million relating to the gain on sale of Supremex in the six months ended June 30, 2006.

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

ENVELOPES, FORMS AND LABELS

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                 -----------------------       -----------------------
(IN THOUSANDS)                                     2006           2005           2006           2005
--------------                                   --------       --------       --------       --------
Segment net sales.........................       $187,399       $227,012       $421,145       $460,895
    Divested operations...................             --        (39,394)       (41,391)       (83,407)
                                                 --------       --------       --------       --------
Division net sales........................       $187,399       $187,618       $379,754       $377,488
                                                 ========       ========       ========       ========
Segment operating income..................       $ 17,171       $ 19,980       $ 42,589       $ 40,132
    Restructuring and impairment
     charges..............................          7,073          2,387         13,998          2,373
    Divested operations...................             --         (7,618)        (8,663)       (16,217)
                                                 --------       --------       --------       --------
Division operating income.................       $ 24,244       $ 14,749       $ 47,924       $ 26,288
                                                 ========       ========       ========       ========
Division operating income margin..........            13%             8%            13%             7%

  DIVISION NET SALES

    Division net sales for our envelopes, forms and labels segment declined slightly in the second quarter of 2006 compared to the second quarter of 2005.

    * Sales of envelopes to our transactional and direct mail customers increased approximately $0.7 million.

    * Sales of envelopes and other products to the office products retail customers increased approximately $1.0 million, which was primarily due to increased volume.

    * Sales of business forms, envelopes and labels to our distributor channel declined approximately $1.9 million, primarily due to the decline in our traditional documents business as a result of customer's capabilities to print high quality documents, due to the closure of two plants in the second half of 2005 and the decision not to retain certain low margin business.

    For the first six months of 2006 as compared to 2005, division net sales for envelopes, forms and labels increased $2.3 million.

    * Strong sales of direct mail envelopes resulting in a $3.7 million increase in our direct envelope business.

    * Sales of envelopes and other products to our office products retail customers increased $2.3 million.

    * Sales of business forms, labels and envelopes to our distributor channel declined $3.6 million primarily due to the decline in our traditional documents business as a result of customer's capabilities to print high quality documents, due to the closure of two plants in the second half of 2005 and the decision not to retain certain low margin business.

  DIVISION OPERATING INCOME

    Division operating income of our envelopes, forms and labels segment increased $9.5 million in the second quarter of 2006, as compared to the second quarter of 2005. This increase was primarily due to improved margins and significantly lower fixed manufacturing, selling and administrative expenses. Margins improved primarily due to reduced variable manufacturing costs of approximately $1.2 million. Plant consolidations and aggressive cost reduction programs reduced fixed manufacturing costs by approximately $5.1 million and selling, general and administrative expenses by approximately $3.1 million.

    Division operating income of the segment increased $21.6 million during the first six months of 2006, as compared to the corresponding period in 2005. This increase was due to higher sales and reductions in variable costs. Plant consolidations and other cost reduction programs have lowered fixed manufacturing costs by $10.0 million and selling, general and administrative expenses by $8.0 million.

COMMERCIAL PRINTING

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                 -----------------------       -----------------------
(IN THOUSANDS)                                     2006           2005           2006           2005
--------------                                   --------       --------       --------       --------
Segment net sales.........................       $170,496       $194,724       $363,427       $410,443
    Divested operations...................           (535)        (7,423)        (5,049)       (18,249)
                                                 --------       --------       --------       --------
Division net sales........................       $169,961       $187,301       $358,378       $392,194
                                                 ========       ========       ========       ========
Segment operating loss....................       $ (5,315)      $ (2,203)      $ (5,794)      $(10,631)
    Restructuring and impairment
     charges..............................          9,931          1,711         15,927          9,793
    Divested operations...................            643           (705)         1,574            (77)
                                                 --------       --------       --------       --------
Division operating income.................       $  5,259       $ (1,197)      $ 11,707       $   (915)
                                                 ========       ========       ========       ========
Division operating income margin..........             3%             (1)%           3%             0%

  DIVISION NET SALES

    Division net sales of the commercial printing segment declined $17.3 million in the second quarter of 2006, as compared to the second quarter of 2005. This decline was due primarily to the loss of sales at the plants that were closed in 2005 and in the first six months of 2006. Since the first quarter of 2005, we have closed seven commercial printing plants that had weak market positions and eroding sales.

    Division net sales declined $33.8 million in the first six months of 2006, as compared to the corresponding period of 2005. This decline was due primarily to the loss of sales at the plants that were closed in 2005 and 2006 and due to anticipated declines due to lower sales trends at certain of our plants in the fourth quarter of 2005.

  DIVISION OPERATING INCOME

    Division operating income for our commercial printing segment increased $6.5 million in the second quarter of 2006, as compared to the second quarter of 2005. The savings in fixed costs from plant closures substantially offset the impact of the decline in sales. In addition, we have significantly reduced the cost structure of this segment through headcount reductions and lowering fixed expenses at our ongoing printing operations, which resulted in a reduction in fixed manufacturing costs of approximately $3.2 million and selling, general and administrative expenses of approximately $3.3 million.

    Division operating income of the segment increased $12.6 million during the first six months of 2006, as compared to the corresponding period in 2005. Division operating income improved $1.6 million as a result of the closure of underperforming plants and $10.9 million due to reductions in fixed expenses at our ongoing printing operations.

LIQUIDITY AND CAPITAL RESOURCES

    NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $24.1 million in the first six months of 2006, which was primarily due to the increase in our working capital of $37.6 million, offset in part by the net income adjusted for non-cash items of $14.4 million. The increase in our working capital primarily resulted from the timing of payments to our vendors and from interest payments that were accelerated in connection with our debt refinancing, see "Debt Refinancing" below, offset in part by collections of accounts receivable from our customers.

    Net cash used in operating activities was $9.6 million in the first six months of 2005, which was primarily due to a decrease in our working capital of $6.5 million.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Net cash provided by investing activities was $197.4 million in the first six months of 2006, primarily reflecting cash proceeds of $213.1 million from the sale of Supremex and certain other assets, offset in part by capital expenditures of $13.0 million and deferred payments relating to acquisitions of $4.7 million.

    Net cash used in investing activities was $12.2 million in the first six months of 2005, primarily reflecting capital expenditures of $12.7 million and deferred acquisition payments of $4.0 million, offset in part by proceeds from the sale of non-strategic businesses of $4.2 million.

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash used in financing activities was $173.7 million in the first six months of 2006, primarily resulting from the repayment of $123.9 million of our senior secured credit facility and other debt of $12.1 million with proceeds from the sale of Supremex and other assets, the repayment of $339.5 million of our 9 5/8% senior notes and the payment of $26.1 million of redemption premiums and expenses and $3.8 million of debt issuance costs in connection with our debt refinancing, which were offset in part by the proceeds from issuance of our term loan of $325 million and our revolving credit facility of $5.0 million in connection with our debt refinancing, see "Debt Refinancing" below.

    Net cash provided by financing activities was $22.9 million in the first six months of 2005, primarily resulting from the increase in borrowings under our Senior Secured Credit Facility of $14.8 million and proceeds from the exercise of stock options of $9.1 million, slightly offset by the repayment of $1.0 million in debt.

    LONG-TERM DEBT. Our total outstanding debt was $666.6 million at June 30, 2006, a decrease of $145.5 million from December 31, 2005. This decrease was primarily due to the repayment of all amounts outstanding under our Senior Secured Credit Facility and another credit facility primarily with proceeds received from the sale of Supremex and from our debt refinancing in June 2006. As of June 30, 2006, approximately 83% of our outstanding debt was subject to fixed interest rates. See Note 7 to the condensed consolidated financial statements included herein.

    Debt Refinancing

    On June 23, 2006, we completed a tender offer and consent solicitation (the "Tender Offer"), for any and all of our 9 5/8% Senior Notes due 2012 and extinguished $339.5 million in aggregate principal amount of our 9 5/8% Senior Notes (approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer.

    On June 21, 2006, we entered into a credit agreement that provides for $525 million of senior secured credit facilities with a syndicate of lenders (the "Credit Facilities"). The Credit Facilities consist of a $200 million six-year revolving credit facility (the "Revolving Credit Facility"), and a $325 million seven-year term loan facility (the "Term Loan"). The Credit Facilities contain customary financial covenants, including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Borrowing rates under the Credit Facilities are determined at our option at the time of each borrowing and are based on the London Interbank Offered Rate ("LIBOR") or the prime rate publicly announced from time to time, in each case plus a specified interest rate margin. The Credit Facilities are secured by substantially all of our assets. We used proceeds from the Credit Facilities and other available cash to fund the Tender Offer, to retire our existing Senior Secured Credit Facility due 2008 (which had no amounts outstanding), and for $3.8 million of debt issuance costs.

    In June 2006, we entered into interest rate swap agreements to hedge the interest rate exposure for $220 million notional amount of our floating rate debt. This hedge of interest rate risk was designated and documented at inception as a cash flow hedge. These interest rate swap agreements provide a fixed interest rate of 7.56% on $220 million notional amount of our floating rate debt.

    On June 30, 2006 we had outstanding letters of credit of approximately $26.3 million and $0.5 million surety bonds related to performance and payment guarantees. In addition, we had an outstanding letter of credit of $0.8 million issued in support of other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. Our current credit ratings are as follows:

                                                                                    SENIOR
                                                     CREDIT         SENIOR       SUBORDINATED         LAST
                REVIEW AGENCY                      FACILITIES       NOTES           NOTES            UPDATE
---------------------------------------------      ----------       ------       ------------       --------
Standard & Poor's............................         BB-             B+              B-            May 2006
Moody's......................................         Ba3             B1              B3            May 2006

    The terms of our existing debt do not have any rating triggers that impact our funding other than potentially lowing our cost of borrowing under the Term Loan of the Credit Facilities. We do not believe that our current ratings will impact our ability to raise additional capital, should such funds be needed.

    We expect internally generated cash flow and the financing available under our Credit Facilities will be sufficient to fund our working capital needs and future growth, including certain acquisitions; however, this cannot be assured. If we were to execute a significant acquisition, we may be required to raise additional funds through the capital markets.

    RX LABEL ACQUISITION. On July 12, 2006, we completed the acquisition of all of the common stock of Rx Label Technology Corporation ("Rx Technology"), a portfolio company of Pfingsten Partners, LLC and Hilco Equity Partners, L.P., for approximately $50 million in cash which was funded through our Credit Facilities. This new subsidiary of ours will operate under the name Rx Technology Corporation. Rx Technology operates from a facility built in 2004 located in Joplin, MO. Rx Technology's results of operations and cash flows will be included in our consolidated results of operations and cash flows from the July 12, 2006 acquisition date.

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

NEW ACCOUNTING PRONOUNCEMENTS

    We are required to adopt certain new accounting pronouncements. See Notes 1 and 2 to our condensed consolidated financial statements included herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of our operations and our financial position. Risks from interest and foreign currency exchange rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At June 30, 2006, we had variable rate debt outstanding of approximately $111 million, of which the interest rate was not fixed through cash flow hedges. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our interest expense and reduce our net income by approximately $1.1 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In the three months ended June 30, 2006, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and operating income of approximately $1.5 million and $0.1 million, respectively. In the six months ended June 30, 2006, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and operating income of approximately $6.8 million and $0.9 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On May 5, 2006, the Company held its Annual Meeting of Sharholders, at which the following matters were voted upon:

    Election of Directors - The following individuals were re-elected to the board of Directors by the following vote:

-----------------------------------------------------------------------------------------------------
                 NAME                                                 FOR                  WITHHELD
-----------------------------------------------------------------------------------------------------
         Robert G. Burton, Sr.                                     42,544,498             6,236,000
-----------------------------------------------------------------------------------------------------
         Patrice M. Daniels                                        42,223,504             6,556,994
-----------------------------------------------------------------------------------------------------
         Leonard C. Green                                          42,223,604             6,556,894
-----------------------------------------------------------------------------------------------------
         Mark J. Griffin                                           42,223,604             6,556,894
-----------------------------------------------------------------------------------------------------
         Robert T. Kittel                                          42,140,421             6,640,077
-----------------------------------------------------------------------------------------------------
         Robert B. Obernier                                        47,904,525               875,973
-----------------------------------------------------------------------------------------------------
         Thomas W. Oliva                                           42,544,873             6,235,625
-----------------------------------------------------------------------------------------------------

    Selection of Auditors - The selection by the Audit Committee of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2006 was ratified by the following vote: 47,948,719 For; 440,102 Against; 391,678 Abstentions.

ITEM 6. EXHIBITS

 EXHIBIT
 NUMBER                              DESCRIPTION
 ------                              -----------
 2.1     Acquisition Agreement, dated as of March 17, 2006, among Supremex
         Income Fund, Cenveo Corporation and Cenveo, Inc.--incorporated by reference to Exhibit 2.1 to registrant's quarterly report on Form
         10-Q for the quarter ended March 31, 2006.

 3.1     Articles of Incorporation--incorporated by reference to Exhibit
         3(i) of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

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




 EXHIBIT
 NUMBER                              DESCRIPTION
 ------                              -----------
 3.4     Bylaws as amended and restated effective April 17,
         2005--incorporated by reference to Exhibit 3.2 to registrant's current report on Form 8-K filed with the SEC on April 18, 2005.

 4.1     Indenture dated as of March 13, 2002 between Mail-Well I
         Corporation and State Street Bank and Trust Company, as Trustee relating to Mail-Well I Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.30 to registrant's quarterly report on Form
         10-Q for the quarter ended March 31, 2002.

 4.2     Form of Senior Note and Guarantee relating to Mail-Well I
         Corporation's $350,000,000 aggregate principal amount of 9 5/8% Senior Notes due 2012--incorporated by reference to
         Exhibit 10.31 to registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

 4.3 Second Supplemental Indenture, dated June 1, 2006, by and among Cenveo Corporation, the Guarantors named therein and US Bank National Association, as trustee, to the Indenture dated as of March 13, 2002 relating to the 9 5/8% Senior
         Notes due 2012--incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K dated (date of earliest event reported) June 1, 2006 and filed with the SEC on June 2, 2006.

 4.4     Indenture dated as of February 4, 2004 between Mail-Well I
         Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation's $320,000,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due
         2013--incorporated by reference to Exhibit 4.5 to registrant's annual report on Form 10-K for the year ended
         December 31, 2003.

 4.5 Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First
         Boston, as Initial Purchaser, relating to Mail-Well I
         Corporation's $320,000,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.6 to registrant's annual report on Form 10-K for the year ended December 31, 2003.

 4.6     Supplemental Indenture, dated as of June 21, 2006 among
         Cenveo Corporation, the Guarantors named therein and U.S.
         Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior
         Subordinated Notes due 2013--incorporated by reference to
         Exhibit 4.2 to registrant's current report on Form 8-K dated
         (date of earliest event reported) June 21, 2006 and filed with the SEC on June 27, 2006.

10.1     Underwriting Agreement dated March 17, 2006, among TD
         Securities Inc., CIBC World Markets Inc. and the other
         Underwriters signatory thereto, Supremex Income Fund,
         Supremex Inc., Cenveo Corporation and Cenveo,
         Inc.--incorporated by reference to Exhibit 10.30 to registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2006.

10.2 Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors--incorporated by reference from Exhibit 10.17 of Mail-Well, Inc.'s Registration
         Statement on Form S-1 dated March 25, 1994.

10.3     Form of M-W Corp. 401(k) Savings Retirement
         Plan--incorporated by reference from Exhibit 10.20 of Mail-Well, Inc.'s Registration Statement on Form S-1 dated
         March 25, 1994.

10.4+ Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership
         Plan Trust Agreement--incorporated by reference from Exhibit
         10.19 of Mail-Well, Inc.'s Registration Statement on Form
         S-1 dated March 25, 1994.




 EXHIBIT
 NUMBER                              DESCRIPTION
 ------                              -----------
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

10.14+ Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended--incorporated by reference to Exhibit 10.24 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004.

10.15+ Form of Executive Severance Agreement entered into between the Company and certain of its executive officers--incorporated by reference to Exhibit 10.27 of registrant's annual report on Form 10-K filed the year ended
         December, 2002.

10.16+ Form of Amended and Restated Severance Agreement between the registrant and certain of its executives--incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K dated (date of earliest event reported)
         September 9, 2005 and filed with the SEC on September 15,
         2005.

10.17 Settlement and Governance Agreement by and among the registrant, Burton Capital Management and Robert G. Burton,
         Sr., dated September 9, 2005--incorporated by reference to
         Exhibit 10.1 to the registrant's current report on Form 8-K dated (date of earliest event reported) September 9, 2005 and filed with the SEC on September 12, 2005.

10.18+ Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.--incorporated by reference to Exhibit 10.29 of registrant's annual report on Form 10-K filed for the year ended December 31, 2005.

10.19+* Employment Agreement dated as of June 22, 2006 between the registrant and Thomas Oliva.





 EXHIBIT
 NUMBER                       DESCRIPTION
 ------                       -----------
10.20+*  Employment Agreement dated as of June 22, 2006 between the registrant and Sean Sullivan.

10.21+* Employment Agreement dated as of June 22, 2006 between the registrant and Harry Vinson.

10.22+* Employment Agreement dated as of June 22, 2006 between the registrant and Timothy Davis.

10.23    Credit Agreement dated as of June 21, 2006 among Cenveo
         Corporation, Cenveo, Inc., Bank of America, N.A., as
         Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto--incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K dated (date of earliest event reported) June 21, 2006 and filed with the SEC on June 27, 2006.

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

-------------
+ Management contract or compensatory plan or arrangement.
* Filed herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on August 9, 2006.

                                          CENVEO, INC.

                                          By:   /s/ ROBERT G. BURTON, SR.
                                             ---------------------------------
                                                  Robert G. Burton, Sr.
                                               Chairman and Chief Executive
                                               Officer (Principal Executive
                                                         Officer)

                                          By:      /s/ SEAN S. SULLIVAN
                                             ---------------------------------
                                                    Sean S. Sullivan
                                                Chief Financial Officer
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)