Form 10-Q
period 2006-09-30
CENVEO, INC
filed 2006-11-08
CIK 920321

================================================================================
--------------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                           ---------------------

                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

    As of October 31, 2006 the registrant had 53,427,050 shares of common stock outstanding.

--------------------------------------------------------------------------------
================================================================================

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      CENVEO, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (in thousands)


                                                           SEPTEMBER 30, 2006       DECEMBER 31, 2005(A)
                                                           ------------------       --------------------
                                                               (UNAUDITED)
                                                               -----------
                       ASSETS
Current assets:
    Cash and cash equivalents........................          $     842                 $    1,035
    Accounts receivable, net.........................            226,378                    247,277
    Inventories......................................             98,706                    108,704
    Other current assets.............................             31,701                     25,767
                                                               ---------                 ----------
        Total current assets.........................            357,627                    382,783

Property, plant and equipment, net...................            268,795                    317,606
Goodwill.............................................            258,139                    311,146
Investment in affiliate..............................             48,839                         --
Other assets.........................................             59,206                     68,029
                                                               ---------                 ----------
        Total assets.................................          $ 992,606                 $1,079,564
                                                               =========                 ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt.............          $   4,109                 $    2,791
    Accounts payable.................................             93,261                    124,901
    Accrued compensation and related liabilities.....             43,323                     53,765
    Other current liabilities........................             76,678                     79,051
                                                               ---------                 ----------
        Total current liabilities....................            217,371                    260,508

Long-term debt.......................................            697,329                    809,345
Deferred income taxes................................              4,879                     10,045
Other liabilities....................................             39,253                     49,216
Commitments and contingencies
Shareholders' equity (deficit):
    Preferred stock..................................                 --                         --
    Common stock.....................................                534                        530
    Paid-in capital..................................            242,859                    239,432
    Retained deficit.................................           (214,369)                  (305,091)
    Unearned compensation............................                 --                     (1,825)
    Accumulated other comprehensive income...........              4,750                     17,404
                                                               ---------                 ----------
        Total shareholders' equity (deficit).........             33,774                    (49,550)
                                                               ---------                 ----------
Total liabilities and shareholders' equity
  (deficit)..........................................          $ 992,606                 $1,079,564
                                                               =========                 ==========

(A)  Derived from the audited consolidated financial statements as of December 31, 2005.

         See notes to condensed consolidated financial statements.

                                  CENVEO, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)
                                            (Unaudited)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               -------------------------     -------------------------
                                                  2006           2005           2006           2005
                                               ----------     ----------     ----------     ----------
Net sales................................      $ 383,868      $ 430,823      $1,168,440     $1,302,161
Cost of sales............................        307,013        350,485         928,462      1,057,857
Selling, general and administrative......         45,703         59,740         151,197        188,769
Amortization of intangible assets........          1,422          1,272           3,985          3,878
Restructuring, impairment and other
  charges................................          4,702         24,378          35,390         39,467
                                               ---------      ---------      ----------     ----------
    Operating income (loss)..............         25,028         (5,052)         49,406         12,190
(Gain) loss on sale of non-strategic
  businesses.............................             --            759        (132,925)         2,019
Interest expense, net....................         13,939         18,079          46,936         55,074
Loss on early extinguishment of debt.....             --             --          32,744             --
Other (income) expense, net..............         (2,521)           768          (5,293)         1,203
                                               ---------      ---------      ----------     ----------
    Income (loss) before income taxes....         13,610        (24,658)        107,944        (46,106)
Income tax expense.......................          1,994         39,420          17,221         51,140
                                               ---------      ---------      ----------     ----------
    Net income (loss)....................      $  11,616      $ (64,078)     $   90,723     $  (97,246)
                                               =========      =========      ==========     ==========
Income (loss) per share:
        Income (loss) per share--basic...      $    0.22      $   (1.28)     $     1.70     $    (1.99)
                                               =========      =========      ==========     ==========
        Income (loss) per
          share--diluted.................      $    0.21      $   (1.28)     $     1.68     $    (1.99)
                                               =========      =========      ==========     ==========
        Weighted average shares--basic...         53,342         50,212          53,237         48,932
        Weighted average
          shares--diluted................         54,189         50,212          53,993         48,932

          See notes to condensed consolidated financial statements.


                              CENVEO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                       2006             2005
                                                                    ---------         --------
Cash flows from operating activities:
  Net income (loss)...........................................      $  90,723         $(97,246)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation and amortization, excluding
            amortization of deferred financing costs..........         31,434           38,778
          Amortization of deferred financing costs............          1,353            2,869
          Loss on early extinguishment of debt................         32,744               --
          Deferred income taxes...............................          3,991           35,970
          Non-cash restructuring and impairment charges, net..          6,244            9,801
          Other non-cash charges..............................          6,321            3,247
          (Gain) loss on sale of non-strategic businesses.....       (132,925)           2,019
          Equity income in affiliate, net.....................           (769)              --
Changes in operating assets and liabilities:
          Accounts receivable.................................          4,894           (5,423)
          Inventories.........................................         (2,853)         (11,861)
          Accounts payable and accrued compensation and
            related liabilities...............................        (42,497)          (1,336)
          Other working capital changes.......................         (8,407)           1,354
          Other, net..........................................           (369)          (5,473)
                                                                    ---------         --------
            Net cash used in operating activities.............        (10,116)         (27,301)
Cash flows from investing activities:
        Proceeds from divestitures, net.......................        213,104            6,514
        Cost of business acquisition, net of cash
          acquired............................................        (49,425)              --
        Capital expenditures..................................        (16,376)         (19,698)
        Acquisition payments..................................         (4,653)          (3,980)
        Proceeds from sale of property, plant and
          equipment...........................................          6,025              724
                                                                    ---------         --------
            Net cash provided by (used in) investing
              activities......................................        148,675          (16,440)
Cash flows from financing activities:
        Repayment of 9 5/8% senior notes......................       (339,502)              --
        (Repayments) borrowings under senior secured
          revolving credit facility, net......................       (123,931)          25,200
        Repayments of other long-term debt....................        (12,265)          (2,535)
        Payment of redemption premiums and expenses...........        (26,142)              --
        Payment of debt issuance costs........................         (3,770)              --
        Proceeds from issuance of term loan...................        325,000               --
        Borrowings under new revolving credit facility,
          net.................................................         40,000               --
        Proceeds from exercise of stock options...............          1,860           21,087
                                                                    ---------         --------
            Net cash provided by (used in) financing
              activities......................................       (138,750)          43,752
Effect of exchange rate changes on cash and cash
  equivalents.................................................             (2)              76
                                                                    ---------         --------
            Net increase (decrease) in cash and cash
              equivalents.....................................           (193)              87
Cash and cash equivalents at beginning of year................          1,035              796
                                                                    ---------         --------
Cash and cash equivalents at end of quarter...................      $     842         $    883
                                                                    =========         ========

          See notes to condensed consolidated financial statements.

                        CENVEO, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Cenveo, Inc. and subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations and its cash flows as of and for the three and nine month periods ended September 30, 2006. The results of operations for the three and nine month periods ended September 30, 2006 are not indicative of the results to be expected for the full year, primarily due to the effect of the March 31, 2006 sale of Supremex, Inc. and certain other assets (see Notes 4, 7 and 10), the Company's debt refinancing in June 2006 (see Note
8) and seasonality (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality"). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Form 10-K").

    It has been the Company's practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 and 39 weeks ended on September 30, 2006 and October 1, 2005, are reported as ending on September 30, 2006 and 2005, respectively, since the effect is not material.

    New Accounting Pronouncements

    In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"), which is effective for the Company on January 1, 2007. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated results of operations and financial condition.

    In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of FASB Statements No. 87, 88, 106 and 132R ("SFAS 158"). This standard requires an employer to: (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income. For the Company, the requirement to recognize the funded status

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 1. BASIS OF PRESENTATION (CONTINUED)

of its benefit plans and the disclosure requirements are effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for the Company as of December 31, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated results of operations and financial condition.

    Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

 2. SHARE-BASED COMPENSATION

    The Company's 2001 Long-Term Incentive Plan (the "Plan") provides for the grant of stock options, restricted shares and stock appreciation rights of the Company's common stock and restricted share units based on the Company's common stock to certain officers, other key employees, non-employee directors and consultants.

    The Company's outstanding nonvested stock options have maximum contractual terms of up to ten years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company's common stock on the date of grant. The Company's outstanding stock options are exercisable into shares of the Company's common stock. The Company's outstanding restricted shares vest ratably over four years. The Company has no outstanding stock appreciation rights. The Company's outstanding restricted share units principally vest ratably over four years. Upon vesting the restricted share units are convertible into shares of the Company's common stock.

    Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, restricted stock and restricted share units, based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used. The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use the retrospective application method. Thus, amortization of the fair value of all nonvested grants as of January 1, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in the Company's results of operations commencing January 1, 2006, and prior periods have not been restated. As required under SFAS 123(R), the Company has reversed the "Unearned compensation" component of "Shareholders' equity" with an equal offsetting reduction of "Paid-in capital" as of January 1, 2006 and is now increasing "Paid-in capital" for share-based compensation costs recognized during the period. Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, rather than as forfeitures occur as presented under the previous pro forma disclosure provisions of SFAS 123 subsequently set forth in this footnote. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 1, 2006 are valued in accordance with SFAS 123(R). Under SFAS 123(R), the Company has chosen (1) the Black-Scholes-Merton option pricing model (the "Black-Scholes Model") for purposes of determining the fair value of stock options granted commencing January 1, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

    Total share-based compensation expense recognized in "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations was $1.4 million and $0.2

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2. SHARE-BASED COMPENSATION (CONTINUED)

million for the three months ended September 30, 2006 and 2005, respectively, and $3.4 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. Total share-based compensation expense recognized in "Restructuring, impairment and other charges" in the Company's condensed consolidated statements of operations was $2.7 million and $1.6 million for the three and nine months ended September 30, 2005, respectively.

    As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three and nine-month periods ended September 30, 2006 are $0.7 million and $1.8 million lower, respectively, than if it had continued to account for share based compensation under Accounting Principles Board Opinion 25 ("APB 25"). Basic and diluted income per share for the three months ended September 30, 2006 are $.01 lower and for the nine months ended September 30, 2006 are $.03 lower, than if the Company had to account for share-based compensation under APB 25. Net cash used in operating and financing activities for the nine months ended September 30, 2006, were the same if the Company had continued to account for share-based compensation under APB 25.

    As of September 30, 2006, there was approximately $32.6 million of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 2.0 years.

    A summary of the Company's outstanding stock options as of and for the nine-month period ended September 30, 2006 is as follows:

                                                                               WEIGHTED
                                                                                AVERAGE           AGGREGATE
                                                            WEIGHTED           REMAINING          INTRINSIC
                                                            AVERAGE           CONTRACTUAL          VALUE(a)
                                                            EXERCISE           TERM (IN              (IN
                                           OPTIONS           PRICE              YEARS)            THOUSANDS)
                                          ---------         ---------         -----------         ----------
Outstanding at January 1, 2006......      2,365,961           $ 8.97
Granted.............................      1,570,000            20.55
Exercised...........................       (310,147)            5.99                              $   3,217
                                                                                                  =========
Forfeited...........................       (278,367)            9.21
                                          ---------
Outstanding at September 30, 2006...      3,347,447            14.66              6.0             $  16,668
                                          =========                                               =========
Exercisable at September 30, 2006...        481,197             8.98              5.3             $   4,752
                                          =========                                               =========


(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2006 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options which, for outstanding options, represents only those expected to vest.

    The weighted-average grant date fair value of stock options granted during the nine-month period ended September 30, 2006, at exercise prices equal to the market price of the stock on the grant dates, was $9.56 calculated under the Black-Scholes Model with the weighted-average assumptions set forth as follows:

Risk-free interest rate.....................................      4.75%
Expected option life in years...............................      4.27
Expected volatility.........................................      51.6%
Expected dividend yield.....................................       0.0%

    The risk-free interest rate represents the U.S. Treasury Bond constant maturity yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2. SHARE-BASED COMPENSATION (CONTINUED)

to be outstanding, based on the mid-point between the vesting date and contractual expiration date of the option. The expected volatility is based on the historical market price volatility of the Company's common stock for the expected term of the options, adjusted for expected mean reversion.

    A summary of the Company's nonvested restricted shares and restricted share units as of and for the nine-month period ended September 30, 2006 is as follows:

                                                RESTRICTED SHARES                  RESTRICTED SHARE UNITS
                                                -----------------                  ----------------------
                                                            GRANT DATE                            GRANT DATE
                                            SHARES          FAIR VALUE           SHARES           FAIR VALUE
                                          ----------        ----------         ----------         ----------
Nonvested at January 1, 2006.........       200,000            $9.52             236,600            $ 9.61
Granted..............................            --               --             532,150             20.55
Vested...............................       (50,000)            9.52             (25,000)             9.52
Forfeited............................            --               --             (20,000)             9.52
                                          ---------                            ---------
Nonvested at September 30, 2006......       150,000             9.52             723,750             16.28
                                          =========                            =========

    The total fair value of restricted shares and restricted share units which vested during the nine-month period ended September 30, 2006 was $1.0 million and $0.5 million, respectively, as of the respective vesting dates.

    The accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 were not restated since the Company elected not to use the retrospective application method under SFAS 123(R). A summary of the effect on net loss and net loss per share for the three and nine-months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model) and restricted shares is as follows (in thousands except per share data):

                                                                  THREE MONTHS         NINE MONTHS
                                                                  ------------         -----------
     Net loss as reported...................................        $(64,078)           $ (97,246)
          Reversal of share-based compensation expense
            determined under the intrinsic value method
            included in net loss............................           2,885                2,138
          Recognition of share-based compensation expense
            determined under the fair value method..........          (8,853)             (10,233)
                                                                    --------            ---------
    Pro forma net loss......................................        $(70,046)           $(105,341)
                                                                    ========            =========
    Net loss per share--basic and diluted:
          As reported.......................................        $  (1.28)           $   (1.99)
                                                                    ========            =========
          Pro forma.........................................        $  (1.40)           $   (2.15)
                                                                    ========            =========

    During the nine-month period ended September 30, 2005, the Company granted 478,000 stock options under the Plan at exercise prices equal to the market price of the stock on the grant dates. The weighted-average grant date fair values of these stock options were $4.23, calculated under the Black-Scholes Model with the weighted average assumptions set forth as follows:

Risk-free interest rate.....................................      4.34%
Expected option life in years...............................      6.25
Expected volatility.........................................      63.7%
Expected dividend yield.....................................       0.0%

    Under the Plan, the change in the Company's board of directors on September 12, 2005, triggered the change of control provision of the Plan. Accordingly, all outstanding stock options and restricted

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2. SHARE-BASED COMPENSATION (CONTINUED)

stock vested on September 12, 2005. The amount of stock-based compensation expense reflected in the pro forma calculation of net loss per share for the three and nine months ended September 30, 2005 is primarily the result of the acceleration in the vesting of the outstanding stock options and restricted stock.

    The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The Company's stock option awards to employees have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates.

    In November 2005, the FASB issued FASB Staff Position ("FSP"), No. 123
(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123 (R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). This election is not available for adoption until January 1, 2007. The Company is currently evaluating this transition method.

 3. BUSINESS ACQUISITION

    Rx Technology

    On July 12, 2006, the Company completed the acquisition of all of the common stock of Rx Label Technology Corporation. This new subsidiary of the Company will operate under the name Rx Technology Corporation ("Rx Technology"). Rx Technology specializes in providing pharmacists with labels used to dispense prescription drugs to consumers. The aggregate purchase price paid for Rx Technology by the Company was approximately $49.4 million, which included $0.4 million of fees and expenses. The fair values of property, plant and equipment and other intangible assets were determined in accordance with independent appraisals. The Rx Technology acquisition has preliminarily resulted in $28.9 million of goodwill, of which approximately $8.9 million is deductible for income tax purposes (see
Note 6). The other identifiable intangible assets determined by the independent appraisal were $12.9 million of customer relationships which is being amortized over their estimated weighted average useful life of 19 years and $0.6 million of patent technology which is being amortized over six years (Note 6).

    Rx Technology's results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows from the July 12, 2006 acquisition date, within the Company's envelope, forms and labels segment results. Pro forma results for the three and nine months ended September 30, 2006 and 2005, assuming the acquisition of Rx Technology had been made on January 1, 2005, have not been presented since they would not be materially different from the Company's reported results.

 4. SALE OF NON-STRATEGIC BUSINESSES

    Supremex

    On March 31, 2006, the Company sold to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec (the "Fund"), all of the shares of Supremex Inc. ("Supremex"), a Canadian subsidiary of the Company, and certain other assets of the envelope, forms and labels segment. At closing, the Company received proceeds of approximately $187 million, net of

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 4. SALE OF NON-STRATEGIC BUSINESSES (CONTINUED)

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

    On April 20, 2006, in connection with the receipt of approximately $71.1 million of proceeds relating to the March 31, 2006 sale, the Company recorded a pre-tax gain of approximately $1.4 million as a result of the Canadian dollar strengthening against the U.S. dollar.

    On April 28, 2006, the Company sold 2.5 million units in the Fund relating to an over-allotment option to the underwriters for approximately $21 million, which reduced the Company's economic and voting interest in the Fund to 28.6%. In connection with the sale, the Company recorded a pre-tax gain of approximately $9.3 million in the second quarter of 2006.

    The Company's investment in the Fund was $48.8 million as of September 30, 2006, which includes $20.4 million of goodwill associated with its retained interest. Beginning on April 1, 2006, the Company's ownership interest in the Fund is being accounted for under the equity method. During the three and nine months ended September 30, 2006, the Company recorded $2.3 million and $4.6 million, respectively, of equity income relating to its investment in the fund and has received $1.5 million and $3.8 million, respectively, of cash distributions from the Fund.

    Other

    On April 21, 2006, the Company sold a small non-strategic business for proceeds of $2.6 million and recorded a loss on sale of $1.1 million.

    During the three months ended September 30, 2005, the Company sold a small non-strategic business for $2.3 million and recorded a loss on sale of $0.8 million. During the nine months ended September 30, 2005, the Company sold certain small non-strategic businesses for $6.5 million, and recognized losses on such sales of $2.0 million. From October 1, 2005 through December 31, 2005, the Company sold one additional small non-strategic business.

    The following table summarizes the net sales and operating income
(loss) of the businesses that were sold during 2005 and the first nine months of 2006, which are included in the condensed consolidated statements of operations (in thousands):

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                       -------------------       -------------------
                                                         2006        2005          2006        2005
                                                       -------     -------       -------     -------
     Net sales...................................       $ --       $46,693       $46,440    $148,348
     Operating income (loss).....................       $ --       $ 7,331       $ 7,264    $ 23,402

    The dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated financial statements, because either the Company has continuing involvement with these entities or the operations are not material.

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are as follows (in thousands):

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2006              2005
                                                                     -------------     ------------
    Land and land improvements.............................            $  15,660        $  18,460
    Buildings and improvements.............................               91,441          108,229
    Machinery and equipment................................              448,644          500,535
    Furniture and fixtures.................................                9,973           11,579
    Construction in progress...............................                8,094           14,532
                                                                       ---------        ---------
                                                                         573,812          653,335
    Accumulated depreciation...............................             (305,017)        (335,729)
                                                                       ---------        ---------
    Property, plant and equipment, net.....................            $ 268,795        $ 317,606
                                                                       =========        =========

 6. GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill for 2006 by reportable segment (Note 12) are as follows (in thousands):


                                                        ENVELOPES, FORMS    COMMERCIAL
                                                           AND LABELS        PRINTING      TOTAL
                                                        ----------------    ---------    ---------
    Balance as of December 31, 2005...............          $218,038          $93,108    $311,146
        Acquisitions..............................            28,857               --      28,857
        Dispositions..............................           (55,764)            (734)    (56,498)
        Reclassified to investment in affiliate
          (Note 4)................................           (25,724)              --     (25,724)
        Foreign currency translation..............                --              358         358
                                                            --------         --------    --------
    Balance as of September 30, 2006..............          $165,407          $92,732    $258,139
                                                            ========          =======    ========

    Other intangible assets are included in "Other assets" on the accompanying condensed consolidated balance sheets and are as follows (in thousands):

                                               SEPTEMBER 30, 2006                   DECEMBER 31, 2005
                                       ----------------------------------   ----------------------------------
                                        GROSS                       NET       GROSS                      NET
                                       CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                        AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                       --------   ------------   --------   --------   ------------   --------
Intangible assets with determinable
  lives:
    Customer relationships.........    $29,906      $(11,723)     $18,183    $17,006     $ (8,336)     $ 8,670
    Trademarks and tradenames......     14,551        (2,394)      12,157     14,551       (2,092)      12,459
    Patents........................      3,028        (1,151)       1,877      2,428       (1,004)       1,424
    Non-compete agreements.........      1,640        (1,552)          88      2,415       (2,196)         219
    Other..........................        768          (322)         446        768         (299)         469
                                       -------      --------      -------    -------     --------      -------
                                        49,893       (17,142)      32,751     37,168      (13,927)      23,241

Intangible assets with indefinite
  lives:
    Pollution credits..............        720           --          720        720           --          720
                                       -------      --------      -------    -------     --------      -------
        Total......................    $50,613      $(17,142)     $33,471    $37,888     $(13,927)     $23,961
                                       =======      ========      =======    =======     ========      =======

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 6. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

    As of September 30, 2006, the weighted average remaining amortization period for customer relationships was 13 years, trademarks and tradenames was 33 years, patents was seven years and other was 27 years.

    Total pre-tax amortization expense for the five years ending September 30, 2011 is estimated to be as follows: $5.8 million, $1.4 million, $1.4 million, $1.4 million and $1.4 million, respectively.

 7. COMPREHENSIVE INCOME (LOSS)

    A summary of comprehensive income (loss) is as follows (in thousands):

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     --------------------
                                                    2006         2005         2006        2005
                                                  --------     --------     --------    --------
    Net income (loss)....................         $ 11,616     $(64,078)    $ 90,723    $(97,246)
    Other comprehensive income (loss):
        Minimum pension liability
          adjustment.....................               --           --        6,004          --
        Unrealized loss on cash flow
          hedges.........................           (3,373)          --       (3,598)         --
        Currency translation
          adjustment.....................             (198)       8,961      (15,060)      4,520
                                                  --------     --------     --------    --------
    Comprehensive income (loss)..........         $  8,045     $(55,117)    $ 78,069    $(92,726)
                                                  ========     ========     ========    ========

    In connection with the sale of Supremex and certain other assets, the Company reclassified into the gain on sale of non-strategic businesses from other comprehensive income $6.0 million of a minimum pension liability adjustment and $14.3 million of currency translation adjustment relating to the business sold during the first quarter of 2006 and $1.7 million of currency translation adjustment in connection with the sale of 2.5 million units in the Fund relating to an over-allotment option in the second quarter of 2006 (Notes 4 and 10).

 8. LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2006              2005
                                                                     -------------     ------------
    Term Loan, due 2013.....................................            $325,000         $     --
    7 7/8% Senior Subordinated Notes, due 2013..............             320,000          320,000
    9 5/8% Senior Notes, due 2012...........................              10,498          350,000
    Revolving Credit Facility, due 2012.....................              40,000               --
    Senior Secured Credit Facility..........................                  --          123,931
    Other...................................................               5,940           18,205
                                                                        --------         --------
                                                                         701,438          812,136
    Less current maturities.................................              (4,109)          (2,791)
                                                                        --------         --------
    Long-term debt..........................................            $697,329         $809,345
                                                                        ========         ========

    Debt Refinancing

    On June 23, 2006, the Company completed a tender offer and consent solicitation (the "Tender Offer") for any and all of its 9 5/8% Senior Notes due 2012 and extinguished approximately $339.5

                        CENVEO, INC. AND SUBSIDIARIES

 8. LONG-TERM DEBT (CONTINUED)

million in aggregate principal amount of its 9 5/8% Senior Notes
(approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer.

    On June 21, 2006, the Company entered into a credit agreement that provides for $525 million of senior secured credit facilities with a syndicate of lenders (the "Credit Facilities"). The Credit Facilities consist of a $200 million six-year revolving credit facility ("Revolving Credit Facility") and a $325 million seven-year term loan facility ("Term Loan"). The Credit Facilities contain customary financial covenants, including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Borrowing rates under the Credit Facilities are determined at the Company's option at the time of each borrowing and are based on the London Interbank Offered Rate ("LIBOR") or the prime rate publicly announced from time to time, in each case plus a specified interest rate margin (see "Interest rate swaps"). The Credit Facilities are secured by substantially all of the Company's assets. Proceeds from the Credit Facilities and other available cash were used to fund the Tender Offer, to retire the Company's existing Senior Secured Credit Facility due 2008 (which had no amounts outstanding), and for $3.8 million of debt issuance costs, which are being amortized over the maturities of the Credit Facilities.

    As of September 30, 2006, the Company was in compliance with all covenants under its debt agreements.

    Loss on early extinguishment of debt

    In connection with the debt refinancing in June 2006, the Company incurred a $32.7 million loss on early extinguishment of debt related to the Tender Offer and the retirement of the Senior Secured Credit Facility, which consisted of the following (in thousands):

    Tender Offer premiums...................................      $25,212
    Write-off of previously unamortized deferred financing
      costs.................................................        6,602
    Tender Offer expenses...................................          930
                                                                  -------
                                                                  $32,744
                                                                  =======

    Interest rate swaps

    During June 2006, the Company entered into interest rate swap agreements to hedge interest rate exposure for $220 million notional amount of floating rate debt. This hedge of interest rate risk was designated and documented at inception as a cash flow hedge and is evaluated for effectiveness at least quarterly. Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. There was no ineffectiveness from this hedge through September 30, 2006. At September 30, 2006, the Company has recorded a liability of $3.4 million, which represents the decrease in the current fair value of floating rate cash inflows that are less than the fixed cash outflows over the remaining term of the hedges. The decrease of cash inflows largely reflects the decrease in LIBOR as of September 30, 2006 as compared to LIBOR at the time that the Company entered into the swap agreements. The liability is included in "Other liabilities" and the offsetting amount is included in "Accumulated other comprehensive income" in the Company's condensed consolidated balance sheet as of September 30, 2006. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company's condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of September 30, 2006, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 9. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

    Three Months Ended September 30, 2006

    Restructuring and impairment charges for the three months ended September 30, 2006 are as follows (in thousands):


                                                  ENVELOPES,
                                                  FORMS AND      COMMERCIAL
                                                    LABELS        PRINTING      CORPORATE         TOTAL
                                                  ----------     ----------     ----------     ----------
    Employee separation costs...............       $   955         $ 1,430          $  99         $2,484
    Asset impairments (gains on sale).......        (1,665)            703             --           (962)
    Equipment moving expenses...............         1,216             244             --          1,460
    Lease termination (income) expenses.....            --            (156)            33           (123)
    Building clean-up and other expenses....           498           1,445           (100)         1,843
                                                   -------         -------          -----         ------
        Total restructuring and impairment
          charges...........................       $ 1,004         $ 3,666          $  32         $4,702
                                                   =======         =======          =====         ======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment incurred employee separation costs of $0.8 million related to workforce reductions, equipment moving expenses of $1.2 million for the redeployment of equipment and building clean-up and other expenses of $0.5 million related to the four locations that were closed in the second quarter of 2006. The segment recorded a gain on sale of a facility of $1.9 million that was closed in June 2006.

    The segment incurred employee separation costs of $0.2 million related to workforce reductions at other locations relating to the Company's cost savings programs.

    COMMERCIAL PRINTING. In connection with five plant closures during the first nine months of 2006, the commercial print segment incurred employee separation costs of $0.9 million related to workforce reductions, asset impairment charges of $0.7 million for equipment taken out of service, equipment moving expenses of $0.2 million for the redeployment of equipment and $1.4 million of building clean-up and other expenses.

    The segment incurred employee separation costs of $0.5 million related to workforce reductions at other locations relating to the Company's cost savings initiatives.

    Nine Months Ended September 30, 2006

    Restructuring and impairment charges for the nine months ended September 30, 2006 are as follows (in thousands):


                                                  ENVELOPES,
                                                  FORMS AND      COMMERCIAL
                                                    LABELS        PRINTING      CORPORATE         TOTAL
                                                  ----------     ----------     ---------      ----------
    Employee separation costs..............        $ 5,897         $11,042        $ 1,201        $18,140
    Asset impairments, net of gains on
      sale.................................          2,215           1,259             --          3,474
    Equipment moving expenses..............          3,823           1,304             --          5,127
    Lease termination expense (income).....          2,032           1,725           (306)         3,451
    Building clean-up and other expenses...          1,035           4,263           (100)         5,198
                                                   -------         -------        -------        -------
        Total restructuring and impairment
          charges..........................        $15,002         $19,593        $   795        $35,390
                                                   =======         =======        =======        =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment closed six manufacturing plants and an office location during the first nine months of 2006. As a result of these closures, the segment recorded employee separation costs of $4.4 million related to workforce reductions, impairment charges of $1.3 million, net of the gain on sale of a facility of $1.9 million, and equipment

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 9. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

moving expenses of $3.2 million. In addition, the segment recorded lease termination expenses of $2.0 million, representing the net present value of costs that are not expected to be recovered over the remaining terms of three leased facilities no longer in use and building clean-up and other expenses of $0.7 million.

    The segment incurred impairment charges of $0.9 million related to equipment taken out of service, equipment moving expenses of $0.6 million for the redeployment of equipment, and building clean-up and other expenses of $0.3 million related to locations closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $1.5 million related to workforce reductions at other locations relating to the Company's cost savings programs.

    COMMERCIAL PRINTING. In connection with the commercial print segment's five plant closures during the first nine months of 2006, it recorded employee separation costs of $3.9 million related to workforce reductions, asset impairment charges of $1.3 million related to equipment taken out of service at these locations, equipment moving expenses of $1.0 million, building clean-up and other expenses of $2.7 million and lease termination expenses of $1.7 million representing the net present value of costs that are not expected to be recovered over the remaining terms of two leased facilities no longer in use.

    The segment incurred employee separation costs of $2.4 million related to workforce reductions, equipment moving expenses of $0.3 million, and building clean-up and other expenses of $1.5 million for three plants closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $4.7 million related to workforce reductions at other locations relating to the Company's cost savings initiatives.

    CORPORATE. The Company incurred employee separation costs of $1.2 million and recorded lease termination income of $0.3 million resulting from adjusting its estimate of the net present value of the cost of the lease that is not expected to be recovered over its remaining life, upon subleasing its former corporate headquarters.

    Three Months Ended September 30, 2005

    Restructuring, impairment and other charges for the three months ended September 30, 2005 are as follows (in thousands):


                                                  ENVELOPES,
                                                  FORMS AND      COMMERCIAL
                                                    LABELS        PRINTING      CORPORATE         TOTAL
                                                  ----------     ----------     ---------      -----------
    Employee separation costs..............        $ 1,246         $ 3,278        $ 7,917        $12,441
    Asset impairments......................          1,822             289             --          2,111
    Building clean-up and other expenses...             --              17             --             17
                                                   -------         -------        -------        -------
    Total restructuring charges............          3,068           3,584          7,917         14,569
    Other charges..........................             --              --          9,809          9,809
                                                   -------         -------        -------        -------
        Total restructuring, impairment and
          other charges....................        $ 3,068         $ 3,584        $17,726        $24,378
                                                   =======         =======        =======        =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment recorded employee separation costs of $1.2 million related to a corporate-wide initiative to reduce selling, general and administrative expenses and asset impairment charges of $1.8 million related to equipment taken out of service.

                        CENVEO, INC. AND SUBSIDIARIES

 9. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    COMMERCIAL PRINTING. The commercial printing segment recorded employee separation costs of $3.3 million related to a corporate-wide initiative to reduce selling, general and administrative expenses and asset impairment charges of $0.3 million related to equipment taken out of service.

    CORPORATE. In September 30, 2005, as a result of significant changes in senior management and personnel reductions in the Company's former corporate office, the Company recorded employee separation costs of $7.9 million. The Company incurred other charges of $9.8 million which included the following:

    * In April 2005, the Company engaged an investment banking firm as a financial advisor to assist the then current board of directors in its evaluation of the Company's strategic alternatives. The fees incurred were $2.7 million.

    * Legal and other fees incurred in connection with the special meeting of shareholders totaled $4.5 million.

    * Under the Plan, the change in the board of directors in September 2005 constituted a change of control and accelerated the vesting of the restricted stock issued to certain executives. The compensation expense recognized by the Company as a result of the vesting of this restricted stock totaled $2.6 million.

    Nine Months Ended September 30, 2005

    Restructuring, impairment and other charges for the nine months ended September 30, 2005 are as follows (in thousands):


                                                  ENVELOPES,
                                                  FORMS AND      COMMERCIAL
                                                    LABELS        PRINTING      CORPORATE         TOTAL
                                                  ----------     ----------     ---------      -----------
    Employee separation costs..............        $ 3,081         $ 5,464        $ 8,153        $16,698
    Asset impairments......................          2,374           7,426             --          9,800
    Building clean-up and other expenses...            (14)            488             --            474
                                                   -------         -------        -------        -------
    Total restructuring charges............          5,441          13,378          8,153         26,972
    Other charges..........................             --              --         12,495         12,495
                                                   -------         -------        -------        -------
        Total restructuring, impairment and
          other charges....................        $ 5,441         $13,378        $20,648        $39,467
                                                   =======         =======        =======        =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment recorded employee separation costs of $3.1 million related to a corporate-wide initiative to reduce selling, general and administrative expenses and asset impairment charges of $2.4 million related to equipment taken out of service.

    COMMERCIAL PRINTING. The commercial printing segment recorded employee separation costs of $4.6 million related to a corporate-wide initiative to reduce selling, general and administrative expenses. The segment closed a small printing operation located in Phoenix, Arizona, closed one of its printing operations in Atlanta, Georgia and completed the consolidation of its printing operations in Seattle, Washington and San Francisco, California. In connection with these plant consolidations, the segment incurred employee separation costs of $0.9 million, asset impairment charges of $7.4 million for equipment taken out of service and other expenses of $0.5 million.

                        CENVEO, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 9. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    CORPORATE. In September 30, 2005, primarily as a result of significant changes in senior management and personnel reductions in the Company's former corporate office, the Company recorded employee separation costs of $8.2 million. The Company incurred other charges of $12.5 million which included the following:

    * In April 2005, the Company engaged an investment banking firm as a financial advisor to assist the then current board of directors in its evaluation of the Company's strategic alternatives. The fees incurred were $3.2 million.

    * Legal and other fees incurred in connection with the special meeting of shareholders totaled $4.5 million.

    * In January 2005, the Company's Chief Executive Officer resigned. The cost incurred as a result of this resignation was $2.1 million.

    * Under the Plan, the change in the board of directors in September 2005 constituted a change of control and accelerated the vesting of the restricted stock issued to certain executives. The compensation expense recognized by the Company as a result of the vesting of this restricted stock totaled $2.6 million.

    A summary of the activity charged to the restructuring liabilities is as follows (in thousands):


                                                     LEASE         EMPLOYEE       PENSION
                                                  TERMINATION     SEPARATION     WITHDRAWAL
                                                     COSTS          COSTS        LIABILITIES        TOTAL
                                                  -----------     ----------     -----------     -----------
    Balance at December 31, 2005..........         $ 6,067         $  3,734         $ 950        $ 10,751
        Accruals, net.....................           3,451           18,140            --          21,591
        Payments..........................          (3,341)         (20,119)         (248)        (23,708)
                                                   -------         --------         -----        --------
    Balance at September 30, 2006.........         $ 6,177         $  1,755         $ 702        $  8,634
                                                   =======         ========         =====        ========

10. PENSION PLANS

    The components of the net periodic pension expense for the Company's pension plans and supplemental executive retirement plans are as follows (in thousands):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------     --------------------
                                                    2006         2005         2006        2005
                                                  --------     --------     --------    --------
     Service cost...............................     $  42        $ 522      $   798     $ 1,833
     Interest cost..............................       317          894        1,479       2,612
     Expected return on plan assets.............      (176)        (968)      (1,529)     (2,866)
     Net amortization and deferral..............        69          160          347         459
                                                     -----        -----      -------     -------
     Net periodic pension expense...............     $ 252        $ 608      $ 1,095     $ 2,038
                                                     =====        =====      =======     =======

    The Company expects to contribute $1.1 million to its pension plans in 2006. As of September 30, 2006, the Company had made contributions of $1.0 million. In connection with the sale of Supremex on March 31, 2006 (Notes 4 and 7), the Company has no further obligation relating to Supremex's pension plans.

                       CENVEO, INC. AND SUBSIDIARIES

11. INCOME (LOSS) PER SHARE

    Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution that could occur if options, restricted stock and restricted stock units to issue common stock were exercised computed using the treasury stock method. The only Company securities as of September 30, 2006 that could dilute basic income per share for periods subsequent to September 30, 2006 are: (1) outstanding stock options which are exercisable into 3,347,447 shares of the Company's common stock and (2) 873,750 shares of restricted stock and restricted share units ("Restricted Stock") of the Company's common stock.

    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                    ----------------------       ----------------------
                                                      2006          2005          2006           2005
                                                    -------       --------       -------       --------
    Numerator for basic and diluted income
      (loss) per share:
        Net income (loss).....................      $11,616       $(64,078)      $90,723       $(97,246)
                                                    =======       ========       =======       ========
    Denominator weighted average common shares
      outstanding:
        Basic shares..........................       53,342         50,212        53,237         48,932
            Dilutive effect of stock options
              and Restricted Stock............          847             --           756             --
                                                    -------       --------       -------       --------
        Diluted shares........................       54,189         50,212        53,993         48,932
                                                    =======       ========       =======       ========
    Basic income (loss) per share.............      $  0.22       $  (1.28)      $  1.70       $  (1.99)
                                                    =======       ========       =======       ========
    Diluted income (loss) per share...........      $  0.21       $  (1.28)      $  1.68       $  (1.99)
                                                    =======       ========       =======       ========

12. SEGMENT INFORMATION

    The Company operates in two segments--the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment is in the business of manufacturing customized envelopes and packaging products, stock envelopes, traditional and specialty business forms, and labels used for such applications as prescription drugs, mailing, messaging and bar coding. The commercial printing segment is in the business of designing, manufacturing and distributing printed products that include advertising literature, corporate identity materials, financial printing, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses. Intercompany sales from the commercial printing segment to the envelopes, forms and labels segment were $3.2 million and $4.8 million for the three months ended and $11.1 million and $13.9 million for the nine months ended September 30, 2006 and 2005, respectively. Intercompany sales from the envelopes, forms and labels segment to the commercial printing segment were $3.1 million and $5.8 million for the three months ended, and $9.5 million and $22.3 million for the nine months ended September 30, 2006 and 2005, respectively.

                         CENVEO, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain segment information (in thousands):

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                                2006            2005            2006            2005
                                            ------------    ------------    ------------    ------------
    Net sales:
        Envelopes, forms and
        labels......................         $  198,804      $  228,023      $  619,950      $  688,918
        Commercial printing.........            185,064         202,800         548,490         613,243
                                             ----------      ----------      ----------      ----------
        Total.......................         $  383,868      $  430,823      $1,168,440      $1,302,161
                                             ==========      ==========      ==========      ==========
    Operating income (loss):
        Envelopes, forms and
          labels....................         $   25,774      $   19,867      $   68,363      $   60,000
        Commercial printing.........              6,583          (2,664)            789         (13,297)
        Corporate...................             (7,329)        (22,255)        (19,746)        (34,513)
                                             ----------      ----------      ----------      ----------
        Total.......................         $   25,028      $   (5,052)     $   49,406      $   12,190
                                             ==========      ==========      ==========      ==========
    Restructuring, impairment and
      other charges:
        Envelopes, forms and
          labels....................         $    1,004      $    3,068      $   15,002      $    5,440
        Commercial printing.........              3,666           3,584          19,593          13,379
        Corporate...................                 32          17,726             795          20,648
                                             ----------      ----------      ----------      ----------
        Total.......................         $    4,702      $   24,378      $   35,390      $   39,467
                                             ==========      ==========      ==========      ==========
    Net sales by product line:
        Envelopes...................         $  145,463      $  185,072      $  475,697      $  555,484
        Commercial printing.........            184,319         198,484         546,423         603,019
        Business forms and labels...             54,086          47,267         146,320         143,658
                                             ----------      ----------      ----------      ----------
        Total.......................         $  383,868      $  430,823      $1,168,440      $1,302,161
                                             ==========      ==========      ==========      ==========

                                             SEPTEMBER 30,  DECEMBER 31,
                                                 2006          2005
                                            -------------   ------------
                                                             <C
    Identifiable assets:
        Envelopes, forms and
          labels....................         $  476,102      $  613,580
        Commercial printing.........            415,931         438,938
        Corporate...................            100,573          27,046
                                             ----------      ----------
        Total.......................         $  992,606      $1,079,564
                                             ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Item 7 of our 2005 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of September 30, 2006 pertaining to these topics, other than the repayment of all amounts outstanding of our senior secured credit facility and our debt refinancing completed in June of 2006. See "Gain on Sale of Non-Strategic Businesses" and "Long-Term Debt" below.

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

CONSOLIDATED OPERATING RESULTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for the three and nine month periods ended September 30, 2006, accompanied by a discussion of the results of each of our business segments for the same periods.

    A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss) as well as the net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Division sales exclude sales of divested operations and division operating income (loss) excludes corporate expenses, restructuring, impairment and other charges and the results of divested operations. It has been our practice to close our quarters on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 and 39 week periods ending on September 30, 2006 and October 1, 2005, are reported as ending on September 30, 2006 and 2005, respectively, since the effect is not material.

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                            ----------------------------    ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        2006            2005            2006            2005
----------------------------------------     ----------      ----------      ----------      ----------
Division net sales.......................    $  383,868      $  384,130      $1,122,000      $1,153,813
    Divested operations..................            --          46,693          46,440         148,348
                                             ----------      ----------      ----------      ----------
Net sales................................    $  383,868      $  430,823      $1,168,440      $1,302,161
                                             ==========      ==========      ==========      ==========
Division operating income................    $   37,027      $   16,524      $   96,483      $   42,120
    Corporate expenses...................         7,297           4,529          18,951          13,865
    Restructuring, impairment and other
      charges............................         4,702          24,378          35,390          39,467
    Divested operations..................            --          (7,331)         (7,264)        (23,402)
                                             ----------      ----------      ----------      ----------
Operating income (loss)..................        25,028          (5,052)         49,406          12,190
    (Gain) loss on sale of non-strategic
      businesses.........................            --             759        (132,925)          2,019
    Interest expense, net................        13,939          18,079          46,936          55,074
    Loss on early extinguishment of
      debt...............................            --              --          32,744              --
    Other (income) expense, net..........        (2,521)            768          (5,293)          1,203
                                             ----------      ----------      ----------      ----------
Income (loss) before income taxes........        13,610         (24,658)        107,944         (46,106)
    Income tax expense...................         1,994          39,420          17,221          51,140
                                             ----------      ----------      ----------      ----------
Net income (loss)........................    $   11,616      $  (64,078)     $   90,723      $  (97,246)
                                             ==========      ==========      ==========      ==========
Income (loss) per share--basic...........    $     0.22      $    (1.28)     $     1.70      $    (1.99)
                                             ==========      ==========      ==========      ==========
Income (loss) per share--diluted.........    $     0.21      $    (1.28)     $     1.68      $    (1.99)
                                             ==========      ==========      ==========      ==========

NET SALES

    Net sales declined $47.0 million in the third quarter of 2006, as compared to the third quarter of 2005, reflecting lower sales for our envelopes, forms and labels segment of $29.2 million and $17.7 million for our commercial printing segment. Net sales for the nine months ended September 30, 2006 declined $133.7 million, as compared to the nine months ended September 30, 2005, reflecting lower sales for our envelopes, forms and labels segment of $69.0 million and $64.8 million for our commercial printing segment. As a result of the sale of Supremex on March 31, 2006, net sales for our envelopes, forms and labels segment were lower in the three and nine months ended September 30, 2006.

    Division net sales, which exclude sales from operations that have been divested, were fairly consistent in the third quarter of 2006, as compared to the third quarter of 2005, reflecting lower commercial printing sales of $10.9 million, primarily offset by higher envelopes, forms and labels sales of $10.7 million. Division net sales for the nine months ended September 30, 2006 declined $31.8 million, primarily due to lower sales from our commercial printing segment of $44.8 million, partially offset by increased sales from our envelops, forms and labels segment of $13.0 million. See "Segment Operations" below for a more detailed discussion of the primary factors for the change in our net sales for our segments.

OPERATING INCOME

    Operating income increased $30.1 million in the third quarter of 2006, as compared to the third quarter of 2005. This increase primarily resulted from lower restructuring, impairment and other charges and increased operating income from our commercial printing segment.

    Operating income increased $37.2 million in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase primarily resulted from increased operating income from our commercial printing segment and our envelopes, forms and labels segment.

    Division operating income, which excludes restructuring, impairment and other charges and operating income of divested operations, increased $20.5 million in the third quarter of 2006, as compared to the third quarter of 2005 and increased $54.4 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. These results reflect the benefits of our strategy of reducing fixed costs, improving the procurement of raw materials, improving productivity through plant consolidations and divesting or closing underperforming operations. See "Segment Operations" below for a more detailed discussion of the primary factors for the change in our operating income for our segments.

    CORPORATE EXPENSES. Corporate expenses include the costs of our corporate headquarters. These costs were higher for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, primarily due to certain functions being assumed by the corporate office in Stamford, Connecticut and from increased compensation expense, including the expense recorded under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. See Note 2 to our condensed consolidated financial statements included herein.

    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. In September 2005, a new senior management team implemented significant cost savings programs including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of our information technology infrastructure. As of September 30, 2006, our total liability for restructuring was approximately $8.6 million. See Note 9 to the condensed consolidated financial statements included herein.

    During the three months ended September 30, 2006, we incurred $4.7 million of restructuring and impairment charges, which included $2.5 million of employee separation costs, $1.0 million of income related to asset impairments primarily resulting from the gain on sale of a facility of $1.9 million, equipment moving expenses of $1.5 million, and other exit costs of $1.7 million. During the nine months ended September 30, 2006, we incurred $35.4 million of restructuring and impairment charges, which included $18.1 million of employee separation costs, $3.5 million of asset impairments net of the gain on sale of a facility of $1.9 million, equipment moving expenses of $5.1 million, lease termination costs of $3.5 million and other exit costs of $5.2 million. We anticipate additional restructuring and impairment charges during the fourth quarter of 2006.

    During the three months ended September 30, 2005, we incurred $24.4 million of restructuring, impairment and other charges, which included $12.4 million of employee separation costs, $2.1 million of asset impairments and $9.8 million of other charges. During the nine months ended September 30, 2005, we incurred $39.5 million of restructuring, impairment and other charges, which included $16.7 million of employee separation costs, $9.8 million of asset impairments, $0.5 million of building clean-up and other expenses and $12.5 million of other charges.

    GAIN ON SALE OF NON-STRATEGIC BUSINESSES. On March 31, 2006, we recorded a pre-tax gain of approximately $124 million on the sale of all of the shares of Supremex, Inc. ("Supremex"), a former Canadian subsidiary of ours, and certain other assets to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec, (the "Fund"). At closing, we received proceeds of approximately $187 million and 11.4 million units in the Fund, which represented a 36.5% economic and voting interest in the Fund. See Note 4 to the condensed consolidated financial statements included herein.

    On April 20, 2006, in connection with the receipt of approximately $71.1 million of proceeds relating to the March 31, 2006 sale, we recorded a pre-tax gain of approximately $1.4 million as a result of the Canadian dollar strengthening against the U.S. dollar.

    On April 28, 2006, we sold 2.5 million units in the Fund relating to an over-allotment option to the underwriters for approximately $21 million, which reduced our economic and voting interest in the Fund to 28.6%. In connection with the sale, we recorded a pre-tax gain on sale of non-strategic business of approximately $9.3 million in the second quarter of 2006.

    On April 21, 2006, we sold a small non-strategic business and recorded a loss on sale of $1.1 million.

    During the three and nine months ended September 30, 2005, we sold certain small non-strategic businesses and recognized losses on the sales of $0.8 million and $2.0 million, respectively.

    INTEREST EXPENSE, NET. Interest expense decreased approximately $4.1 million to $13.9 million in the third quarter of 2006 from $18.1 million in the third quarter of 2005, primarily due to lower average debt balances outstanding and lower interest rates resulting from our debt refinancing in June 2006. Interest expense in the third quarter of 2006 reflects average outstanding debt of $706.5 million and a weighted average interest rate of 7.7%, compared to average outstanding debt of $812.5 million and a weighted average interest rate of 8.4% during the third quarter of 2005.

    Interest expense decreased approximately $8.1 million to $46.9 million during the first nine months of 2006 from $55.1 million in the first nine months of 2005, primarily due to lower average debt balances outstanding. Interest expense during the first nine months of 2006 reflects average outstanding debt of $733.7 million and a weighted average interest rate of approximately 8.3%, compared to the average outstanding debt of $819.5 million and a weighted average interest rate of 8.3% during the first nine months of 2005.

    As a result of our debt refinancing in June 2006, we expect lower interest expense in the fourth quarter of 2006 as compared to 2005. See Long-Term Debt below and Note 8 to the condensed consolidated financial statements included herein.

    LOSS ON EARLY EXTINGUISHMENT OF DEBT. In June 2006, we incurred a $32.7 million loss on early extinguishment of debt related to our debt refinancing. See Long-Term Debt below and Note 8 to the condensed consolidated financial statements included herein.

    OTHER INCOME, NET. During the three and nine months ended September 30, 2006, the Company recorded equity income of $2.3 million and $4.6 million, respectively, relating to its investment in the Fund. See Note 4 to the condensed consolidated financial statements included herein.

    INCOME TAXES. Income tax expense for the three months ended September
30, 2006 was $2.0 million, which included $1.1 million of taxes relating to the deconsolidation of the Company's U.S. income tax group in connection with the sale of Supremex and related assets, $0.6 million of a valuation allowance against foreign tax credits and $0.2 million of state and local taxes. Income tax expense for the three months ended September 30, 2005 was $39.4 million primarily resulting from increasing our valuation allowance by $35.3 million against our remaining U.S. net deferred tax assets to 100% in accordance with SFAS No. 109, Accounting for Income Taxes.

    Income tax expense for the nine months ended September 30, 2006 was $17.2 million, which included $3.2 million of taxes on our Canadian operations, income taxes of $8.4 million on the gain on sale of Supremex, $2.8 million of taxes relating to the deconsolidation of the Company's U.S. income tax group, $2.0 million of a valuation allowance against foreign tax credits and $0.7 million of state and local taxes. During the nine months ended September 30, 2006, we provided income taxes for our Canadian operations at an effective rate of approximately 34%, as these operations are expected to generate taxable income in 2006. Income tax expense for the nine months ended September 30, 2005 was $51.1 million primarily resulting from the increase of our valuation allowance by $38.3 million on our net U.S. deferred tax assets and $8.6 million of tax expense for our foreign operations that generated taxable income.

    The Company recognized a $220 million gain for U.S. income tax purposes on the sale of Supremex and the related assets. The utilization of our net operating and capital losses allowed the release of valuation allowances for deferred tax assets of $84.6 million in the nine months ended September 30, 2006, which offset the tax expense on the gain on sale of Supremex, except for $8.4 million which was primarily alternative minimum tax.

    We released valuation allowances of $6.7 million for the three months ended September 30, 2006. We increased our valuation allowance by $18.0 million against our domestic operations, alternative minimum tax credits and foreign tax credits generated in the nine months ended September 30, 2006, including $4.4 million relating to the gain on sale of Supremex.

SEGMENT OPERATIONS

    Our Chief Executive Officer monitors the performance of the ongoing operations of our two operating segments. We assess performance based on division net sales and division operating income. The summaries of sales and operating income of our two segments have been presented to show each segment without the sales of divested operations and to show the operating income of each segment without the results of divested operations and excluding restructuring, impairment and other charges. Sales and operating income of operations divested and restructuring, impairment and other charges are included in the tables below to reconcile segment sales and operating income reported in Note 12 to the condensed consolidated financial statements to division net sales and division operating income on which our segments are evaluated.

ENVELOPES, FORMS AND LABELS

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                            ----------------------------    ----------------------------
(IN THOUSANDS)                                  2006            2005            2006            2005
--------------                               ----------      ----------      ----------      ----------
Segment net sales.........................   $  198,804      $  228,023      $  619,950      $  688,918
    Divested operations...................           --         (39,901)        (41,391)       (123,307)
                                             ----------      ----------      ----------      ----------
Division net sales........................   $  198,804      $  188,122      $  578,559      $  565,611
                                             ==========      ==========      ==========      ==========
Segment operating income..................   $   25,774      $   19,867      $   68,363      $   60,000
    Restructuring and impairment
    charges...............................        1,004           3,068          15,002           5,440
    Divested operations...................           --          (7,195)         (8,839)        (23,189)
                                             ----------      ----------      ----------      ----------
Division operating income.................   $   26,778      $   15,740      $   74,526      $   42,251
                                             ==========      ==========      ==========      ==========
Division operating income margin..........          13%              8%             13%              7%

  DIVISION NET SALES

    Division net sales for our envelopes, forms and labels segment increased $10.7 million in the third quarter of 2006, as compared to the third quarter of 2005.

    * Sales of label products increased $9.2 million, primarily as a result of our acquisition of Rx Technology in July of 2006.

    * Sales of envelopes and other products to the office products retail customers increased approximately $3.6 million, which was primarily due to increased unit volume.

    * Sales of business forms, envelopes and labels to our distributor channel declined approximately $2.2 million, primarily due to the decline in our traditional documents business as a result of customers' capabilities to print high quality documents, due to the closure of two plants in the second half of 2005 and the decision not to retain certain low margin business.

    For the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, division net sales for envelopes, forms and labels increased $12.9 million.

    * Sales of label products increased $8.8 million primarily as a result of our acquisition of Rx Technology in July of 2006.

    * Sales of envelopes and other products to the office products retail customers increased approximately $5.0 million, which was primarily due to increased unit volume.

    * Sales of envelopes to our direct mail customers increased $3.4 million.

    * Sales of business forms, envelopes and labels to our distributor channel declined approximately $5.9 million, primarily due to the decline in our traditional documents business as a result of customers' capabilities to print high quality documents, due to the closure of two plants in the second half of 2005 and the decision not to retain certain low margin business.

  DIVISION OPERATING INCOME

    Division operating income of our envelopes, forms and labels segment increased $11.0 million in the third quarter of 2006, as compared to the third quarter of 2005. This increase was primarily due to improved margins and lower selling, general and administrative expenses. Margins improved approximately $8.1 million, primarily due to increased sales and reduced manufacturing costs. Plant consolidations and aggressive cost reduction programs reduced selling, general and administrative expenses by approximately $2.9 million.

    Division operating income of the segment increased $32.3 million during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase was primarily due to improved margins and lower selling, general and administrative expenses. Margins improved approximately $22.4 million, primarily due to increased sales and reduced manufacturing costs. Plant consolidations and other cost reduction programs have also lowered selling, general and administrative expenses by approximately $9.9 million.

COMMERCIAL PRINTING

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                            ----------------------------    ----------------------------
(IN THOUSANDS)                                  2006            2005            2006            2005
--------------                               ----------      ----------      ----------      ----------
Segment net sales.........................   $  185,064      $  202,800      $  548,490      $  613,243
    Divested operations...................           --          (6,792)         (5,049)        (25,041)
                                             ----------      ----------      ----------      ----------
Division net sales........................   $  185,064      $  196,008      $  543,441      $  588,202
                                             ==========      ==========      ==========      ==========
Segment operating income (loss)...........   $    6,583      $   (2,664)     $      789      $  (13,297)
    Restructuring and impairment
      charges.............................        3,666           3,584          19,593          13,379
    Divested operations...................           --            (136)          1,575            (213)
                                             ----------      ----------      ----------      ----------
Division operating income.................   $   10,249      $      784      $   21,957      $     (131)
                                             ==========      ==========      ==========      ==========
Division operating income margin..........           6%              0%              4%              0%

  DIVISION NET SALES

    Division net sales of the commercial printing segment declined $10.9 million in the third quarter of 2006, as compared to the third quarter of 2005. This decline was due primarily to the loss of sales at the plants that were closed during 2005 and the nine months ended September 30, 2006. Since the fourth quarter of 2005, we have closed seven commercial printing plants that had weak market positions and eroding sales. Division net sales at our ongoing commercial printing plants increased by approximately $5.6 million during the third quarter of 2006, as compared to the third quarter of 2005, due in part to higher sales supporting our direct mail customers.

    Division net sales declined $44.8 million for the nine months ended September 30, 2006, as compared to the corresponding period of 2005. This decline was due primarily to the loss of sales at the plants that were closed in 2005 and during the nine months ended September 30, 2006.

  DIVISION OPERATING INCOME

    Division operating income for our commercial printing segment increased $9.5 million in the third quarter of 2006, as compared to the third quarter of 2005. This increase was primarily due to improved margins of $3.1 million and lower selling, general and administrative expenses of $3.4 million from our ongoing printing operations and net cost savings of $3.0 million from plants that we closed. At our ongoing printing operations, margins improved primarily due to increased sales and reduced manufacturing costs and we significantly reduced the cost structure of this segment through headcount reductions and lower expenses.

    Division operating income of the segment increased $22.1 million during the nine months ended September 30, 2006, as compared to the same period in 2005. This increase was primarily due to improved margins of $3.4 million and lower selling, general and administrative expenses of $12.7 million from our ongoing printing operations and net cost savings of $6.0 million from plants that we closed. At our ongoing printing operations, margins improved primarily due to increased sales and reduced manufacturing costs and we significantly reduced the cost structure of this segment through headcount reductions and lower expenses.

LIQUIDITY AND CAPITAL RESOURCES

    NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $10.1 million in the first nine months of 2006, which was primarily due to the increase in our working capital of $48.9 million, offset in part by the net income adjusted for non-cash items of $39.1 million. The increase in our working capital primarily resulted from the timing of payments to our vendors.

    Net cash used in operating activities was $27.3 million in the first nine months of 2005, which was primarily due to a decrease in our working capital of $17.3 million and net income adjusted for non-cash items of $4.6 million. The increase in our working capital was primarily due to increased inventory levels due to timing of work performed.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Net cash provided by investing activities was $148.7 million in the first nine months of 2006, primarily reflecting cash proceeds of $213.1 million from the sale of Supremex and certain other assets and of $6.0 million from the sale of property, plant and equipment. These proceeds were offset in part by the acquisition cost of Rx Technology of $49.4 million, capital expenditures of $16.4 million and deferred payments relating to acquisitions of $4.7 million.

    Net cash used in investing activities was $16.4 million in the first nine months of 2005, primarily reflecting capital expenditures of $19.7 million and deferred payments relating to acquisitions of $4.0 million, offset in part by the proceeds from the sale of non-strategic businesses of $6.5 million and from the sale of property, plant and equipment of $0.7 million.

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash used in financing activities was $138.8 million in the first nine months of 2006, primarily resulting from: (i) the repayment of $123.9 million of our senior secured credit facility and other debt of $12.1 million with proceeds from the sale of Supremex and other assets, (ii) the repayment of $339.5 million of our 9 5/8% senior notes and the payment of $26.1 million of redemption premiums and expenses and $3.8 million of debt issuance costs in connection with our debt refinancing, which were offset in part by the proceeds from issuance of our term loan of $325 million, see "Debt Refinancing" below, and (iii) net borrowings under our new revolving credit facility of $40 million. Our acquisition of Rx Technology was funded through borrowings under our new revolving credit facility.

    Net cash provided by financing activities was $43.8 million in the first nine months of 2005, primarily resulting from the increase in borrowings under our senior secured credit facility of $25.2 million and proceeds from the exercise of stock options of $21.1 million, slightly offset by the repayment of other debt of $2.5 million.

    LONG-TERM DEBT. Our total outstanding debt was $701.4 million at September 30, 2006, a decrease of $110.7 million from December 31, 2005. This decrease was primarily due to the repayment of all amounts outstanding under our senior secured credit facility and another credit facility primarily with proceeds received from the sale of Supremex and from our debt refinancing in June 2006, offset in part by an increase in our new revolving credit facility which was used to fund the Rx Technology acquisition in July 2006, see Note 3 to the condensed consolidated financial statements included herein. As of September 30, 2006, approximately 79% of our outstanding debt was subject to fixed interest rates. See Note 8 to the condensed consolidated financial statements included herein. As of October 31, 2006, we had $32.5 million outstanding under our new revolving credit facility.

    Debt Refinancing

    On June 23, 2006, we completed a tender offer and consent solicitation (the "Tender Offer"), for any and all of our 9 5/8% Senior Notes due 2012 and extinguished approximately $339.5 million in aggregate principal amount of our 9 5/8% Senior Notes (approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer.

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

    During June 2006, we entered into interest rate swap agreements to hedge interest rate exposure for $220 million notional amount of our floating rate debt. This hedge of the interest rate risk was designated and documented at inception as a cash flow hedge. These interest rate swap agreements provide a fixed interest rate of 7.56% on $220 million notional amount of our floating rate debt.

    On September 30, 2006 we had outstanding letters of credit of approximately $26.3 million and $0.5 million surety bonds related to performance and payment guarantees. In addition, we had an outstanding letter of credit of $0.8 million issued in support of other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. Our current credit ratings are as follows:

                                                                          SENIOR
                                               CREDIT       SENIOR     SUBORDINATED
             REVIEW AGENCY                   FACILITIES     NOTES          NOTES        LAST UPDATE
---------------------------------------      ----------    --------    ------------    --------------
Standard & Poor's......................         BB-           B+             B-        November 2006
Moody's................................         Ba3           B2             B3        September 2006

    The terms of our existing debt do not have any rating triggers that impact our funding other than potentially lowering our cost of borrowing under the Term Loan of the Credit Facilities. We do not believe that our current ratings will impact our ability to raise additional capital, should such funds be needed.

    We expect internally generated cash flow and the financing available under our Credit Facilities will be sufficient to fund our working capital needs and long-term growth; however, this cannot be assured.

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At September 30, 2006, we had variable rate debt outstanding of approximately $145.8 million, of which the interest rate was not fixed through a cash flow hedge. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our interest expense and reduce our net income by approximately $1.5 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. In the three months ended September 30, 2006, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and operating income of approximately $1.5 million and $0.1 million, respectively. In the nine months ended September 30, 2006, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and operating income of approximately $8.5 million and $1.1 million, respectively. As a result of the sale of Supremex on March 31, 2006, our risk to changes in foreign currency rates of the Canadian dollar has been significantly reduced. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

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

10.19+ Employment Agreement dated as of June 22, 2006 between the registrant and Thomas Oliva--incorporated by reference to
         Exhibit 10.19 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006.

10.20+ Employment Agreement dated as of June 22, 2006 between the registrant and Sean Sullivan--incorporated by reference to
         Exhibit 10.20 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006.

10.21+ Employment Agreement dated as of June 22, 2006 between the registrant and Harry Vinson--incorporated by reference to
         Exhibit 10.21 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006.

10.22+ Employment Agreement dated as of June 22, 2006 between the registrant and Timothy Davis--incorporated by reference to
         Exhibit 10.22 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006.

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

----------------
+ Management contract or compensatory plan or arrangement.
* Filed herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Englewood, state of Colorado, on November 8, 2006.

                                         CENVEO, INC.

                                      By:     /s/ ROBERT G. BURTON, SR.
                                          --------------------------------
                                                Robert G. Burton, Sr.
                                            Chairman and Chief Executive
                                            (Principal Executive Officer)



                                      By:       /s/ SEAN S. SULLIVAN
                                          --------------------------------
                                                  Sean S. Sullivan
                                              Chief Financial Officer
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)