Form 10-K
period 2006-12-31
CENVEO, INC
filed 2007-02-28
CIK 920321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                  203-595-3000
             (Registrant's telephone number, including area code)
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------       -----------------------------------------
Common Stock, par value $0.01 per share              The New York Stock Exchange

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes / / No /X/

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes / / No /X/

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer /X/ Accelerated filer / /
Non-accelerated filer / /

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

    As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $960,610,100 based on the closing sale price as reported on the New York Stock Exchange.

    As of February 14, 2007 the registrant had 53,670,182 shares of common stock, par value $0.01 per share, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant's Annual Meeting of Shareholders to be held on or about May 3, 2007.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             TABLE OF CONTENTS


                                     PART I

                                                                             PAGE
                                                                             ----
Item 1.      Business....................................................       1
Item 1A.     Risk Factors................................................       6
Item 1B.     Unresolved Staff Comments...................................      10
Item 2.      Properties..................................................      10
Item 3.      Legal Proceedings...........................................      10
Item 4.      Submission of Matters to a Vote of Security Holders.........      10

                                     PART II

Item 5.      Market for Registrant's Common Equity, Related Shareholder
               Matters and Issuer Purchases of Equity Securities.........      11
Item 6.      Selected Financial Data.....................................      12
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................      12
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................      25
Item 8.      Financial Statements and Supplementary Data.................      26
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................      61
Item 9A.     Controls and Procedures.....................................      61
Item 9B.     Other Information...........................................      64

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance......      64
Item 11.     Executive Compensation......................................      66
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Shareholder Matters................      66
Item 13.     Certain Relationships and Related Transactions, and Director
               Independence..............................................      66
Item 14.     Principal Accountant Fees and Services......................      66

                                     PART IV

Item 15.     Exhibits and Financial Statement Schedules..................      67

                    This page intentionally left blank

                                  PART I

ITEM 1.  BUSINESS

THE COMPANY

    We are a leading provider of print and visual communications, with one-stop services from design through fulfillment. According to Printing Impressions, we are the fifth largest diversified printing company in North America. During 2006, we substantially completed the major restructuring program that we initiated in September 2005. We operate our businesses in two complimentary operating segments: Envelopes, Forms and Labels and Commercial Printing. Our broad portfolio of services and products includes envelopes, forms and labels, packaging, business documents and commercial printing, provided through a network of 46 production, fulfillment and distribution facilities, which we refer to as manufacturing facilities, throughout North America.

    Our envelopes, forms and labels segment operates 22 manufacturing facilities and specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes, and mailers generally sold to third-party dealers such as print distributors, office products suppliers and office-products retail chains. Envelopes, forms and labels had net sales of $780.7 million, $767.4 million and $754.6 million, in 2006, 2005 and 2004, respectively. Total assets for envelopes, forms and labels were $484.4 million and $613.6 million, as of December 31, 2006 and 2005, respectively.

    In March 2006, we sold our Canadian envelope operations and certain other assets to the Supremex Income Fund, which we refer to as the Fund, a Canadian open-ended trust (see Sale and Closure of Non-Strategic or Underperforming Assets).

    Our commercial printing segment operates 20 manufacturing facilities and specializes in the printing of annual reports, car brochures, brand marketing collateral, specialty packaging, and general commercial printing. Commercial printing had net sales of $730.5 million, $827.4 million and $843.0 million, in 2006, 2005 and 2004, respectively. Total assets for commercial printing were $394.0 million and $438.9 million, as of December 31, 2006 and 2005, respectively.

    See Note 18 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

OUR STRATEGY

    The key elements of our strategy are:

    FOCUS ON QUALITY AND ACCOUNTABILITY.   We have taken several actions to
improve the quality and accountability of our management and employees. Our senior management team has extensive experience in the printing industry and in turning around underperforming businesses. We also realigned our employee compensation and performance incentives with shareholder objectives.

    COST REDUCTIONS.   Since 2005, we have implemented cost savings
programs including the consolidation of our purchasing activities and manufacturing platform, the reduction of corporate and field human resources, streamlining information technology infrastructure and eliminating all discretionary spending. As a result of these and prior actions, we reduced headcount by approximately 2,800 employees and consolidated 11 manufacturing facilities during 2006 and 2005. We believe that these programs, once fully implemented by the end of 2007, will eliminate at least $100 million in annual costs.

    SALE AND CLOSURE OF NON-STRATEGIC OR UNDERPERFORMING ASSETS.   We have
assessed our operations with a view toward eliminating operations that are not aligned with our core operations or are underperforming. For example, on March 31, 2006, we sold our Canadian envelope business, Supremex, and certain other assets to the Fund. In addition, in 2006 and 2005, we sold three and six operations, respectively, that were small and not strategic to us, and closed three facilities in both years that were underperforming. We continue to evaluate the sale or closure of facilities that no longer meet our strategic goals or performance targets.

    STRATEGIC ACQUISITIONS.   We continuously review acquisition
opportunities and pursue acquisitions to diversify our product offerings, and increase our economies of scale, which we believe will favorably impact our margins and profitability. We focus on opportunities that permit us to expand our product and service offerings or achieve operating efficiencies such as increased utilization of our assets. In July 2006, we acquired Rx Technology Corporation, which we refer to as Rx Technology, a leading manufacturer of prescription drug labels to supplement our existing labels platform. During 2006, we fully integrated Rx Technology into our envelopes, forms and labels segment. On February 12, 2007, we acquired PC Ink Corp., which we refer to as Printegra, a leading producer of printed business communication documents, labels and envelopes regularly used by small and large businesses. With the acquisition of Printegra, we have increased our offering of products to our existing base of customers, by including short run documents, labels, and envelope products. At the same time, customers of Printegra are now able to access our broad offering of products and services. In December 2006, we entered into a definitive merger agreement with Cadmus Communications Corporation, which we refer to as Cadmus. We believe that when fully integrated, the addition of Cadmus will create significant benefits for us. For example, we expect to realize significant economies of scale resulting from the increased volume of business and believe that this will enable us to purchase raw materials, primarily paper and ink and other supplies, on more favorable terms and ensure better availability of these materials in tight markets. The purchase of Cadmus is subject to customary closing conditions that include, among other things, approval from Cadmus shareholders and closing of our required financing. We expect the purchase of Cadmus to close in March 2007, subject to the above closing conditions.

    REDUCTION OF DEBT AND DEBT REFINANCING. As of December 31, 2006, we reduced our total outstanding debt by $136.8 million as compared to December 31, 2005. We accomplished this by using a significant amount of the $212 million of proceeds from the sale of Supremex, and certain other assets, to pay down the entire outstanding balance of the senior secured credit facility and another credit facility, and from our debt refinancing in June 2006. In June 2006, we entered into a new credit facility agreement that provides for $525 million of senior secured credit facilities consisting of a $200 million, six-year revolving credit facility and a $325 million seven-year term loan facility, which we refer to as the Credit Facilities. Proceeds from the Credit Facilities and other available cash were used to fund the tender offer and extinguish approximately $339.5 million in aggregate principal amount of the 9 5/8% Senior Notes due 2012 or 97% of the amount outstanding, and to retire the Company's existing senior secured credit facility (which had no amounts outstanding). The Cadmus and Printegra acquisitions are expected to increase our revenue, earnings and cash flow along with our asset base; however, these transactions will also increase our debt levels. The Printegra acquisition was financed using our revolving credit facility. The Cadmus acquisition is expected to be financed through an increase to our term loan, additional revolving credit facility borrowing, and the assumption of some of Cadmus' debt, offset in part by our cash on hand, which will include $67 million of estimated net proceeds from the sale of our remaining units in the Fund. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K.

    PARTNERING WITH OUR SUPPLIERS TO REDUCE COSTS AND INCREASE EFFICIENCY. We continue to partner with our key suppliers to improve our pricing, payment terms, and inventory management, as well as to ensure a stable source of supply.

OUR PRODUCTS AND SERVICES

    ENVELOPES, FORMS AND LABELS. We serve two primary envelope markets: (1) customized envelopes and packaging products, including Tyvek mailers used by the U.S. Postal Service, sold directly to end users or to independent distributors who sell to end users; and (2) envelopes and other products sold to wholesalers, paper merchants, printers, contract stationers, independent retailers and office products superstores. In the customized envelope market, we offer printed customized conventional envelopes for use with billing and remittance, direct mail marketers, catalog orders to end users such as banks, brokerage firms and credit card companies. In the wholesale envelope market, we manufacture and print a broad line of stock and custom envelopes that are featured in national catalogs for the office products market, offered through office products retailers or contract stationers. For our small and mid-size business forms and labels customers, we print a diverse line of custom products, including both traditional and specialty forms and labels for use with desktop PCs and laser printers. Through Rx Technology, we produce and sell pressure sensitive prescription labels to the U.S. retail pharmacy market. Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications. These products are generally sold through independent value-added resellers of office products.

    COMMERCIAL PRINTING. We serve two primary commercial printing markets as well as the growing market for visual communications products and services other than print. Our general commercial printing markets are: (1) high-end color printed materials, such as annual reports and car brochures, which are longer run premium products for major national and regional companies; and (2) general commercial printing products such as advertising and promotional materials for local markets. Our printing products also include advertising literature, corporate identity materials, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging, and direct mail. Additionally, we offer our customers services such as design, fulfillment, eCommerce, inventory management and other enterprise solutions for companies seeking strategic partners for their branding and other communications priorities.

OUR INDUSTRIES

    Envelope printing and manufacturing combined constitute an estimated $4 billion market in North America according to the Envelope Manufacturer's Association. Products in the envelope industry include customized envelopes for direct mail, transactional envelopes, non-custom envelopes for resale, and specialty envelopes and filing products.

    The printing industry in the U.S. is highly fragmented with over 34,000 printing businesses and total estimated sales of $90 billion, according to the U.S. Census Bureau. The printing industry includes general commercial printing, financial and legal printing, greeting cards, labels and wrappers, magazines, newspapers, books, other specialty and quick printing and related services such as prepress and finishing. We estimate that the market in which we primarily compete has total annual sales of approximately $50 billion serviced by over 15,000 printing businesses.

RAW MATERIALS

    The primary materials used in our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs. We purchase these materials from a number of key suppliers and have not experienced any difficulties in obtaining the raw materials necessary for our operations. We believe that we purchase our materials and supplies at competitive prices due to our volume leverage.

    The printing industry continues to experience some pricing pressure related to increases in the cost of materials used in the manufacture of our products. During 2005 and 2006, the industry experienced increases in the price of materials, however, for 2007 we expect to see some changes in materials pricing but not to the degree we saw in the previous two years.

    Costs for uncoated paper, which is the primary raw material used in envelope manufacturing, increased in early 2005 as well as the first and second quarters of 2006. Industry prices for certain grades of coated paper, the primary raw material used by our commercial print operations, increased twice in 2005 and once in the first quarter of 2006. One coated paper supplier has announced an increase in the first quarter of 2007. We expect pricing to be somewhat uncertain for the first half of the year since we believe that the recently announced increase would not appear to be supportable given current paper market conditions.

    In 2006, we also saw industry price increases in other materials that we use in the manufacturing of envelopes and commercial printed materials. These price increases were primarily driven by the surging costs of energy and petrochemical-based products. Window film, used in envelope production, experienced two increases in 2005 and one in 2006. The increases in 2005 were due to availability of polystyrene resin and the effects of U.S. gulf region hurricanes. In the fourth quarter of 2006, another increase took effect due to the rising costs of polystyrene resin and benzene. Prices for ink, used in both of our segments, rose in the first quarters of both 2006 and 2007.

    Adhesives, used in the manufacturing of envelopes, are another petrochemical-based product that has experienced price increases. There were two adhesive price increases in 2005 and two in 2006, caused primarily by the rising price of corn and vinyl acetate monomer. In 2005, the major printing plate manufacturers announced increases primarily due to the increased price of aluminum, caused by supply shortages and an energy intensive production process.

    We expect to pass on a substantial portion of the price increases we receive for raw materials through the pricing of our products.

PATENTS, TRADEMARKS AND TRADE NAMES

    We market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents and trademarks expire at various times through 2023. Our sales do not materially depend upon any single patent or group of related patents.

COMPETITION

    In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as electronic mail, the internet, interactive video disks, interactive television, electronic retailing and facsimile machines. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to (1) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (2) the ability of our direct-mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service and (3) the ability of our direct mail customers to include return materials in their mail-outs. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. We believe we compete effectively in each of these areas.

    In selling our printed business forms and labels products, we compete with other document and label print facilities with nationwide manufacturing locations, and regional and local printers, which typically sell within a 100-to 300-mile radius of their plants. We compete mainly on quick-turn customization of products and service levels.

    We principally operate in the commercial print portion of the print industry, with related service offerings designed to provide customers complete solutions for communicating their messages to targeted audiences. The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Management believes that overcapacity exists in most commercial printing markets. Therefore, competition is intense. In this competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. Management believes this environment will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.

BACKLOG

    At December 31, 2006 and 2005, the backlog of customer orders to be produced or shipped was approximately $78 million and $100 million, respectively.

EMPLOYEES

    We employed approximately 6,600 people as of December 31, 2006, including approximately 1,300 union employees affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

ENVIRONMENTAL REGULATIONS

    Our operations are subject to federal, state and local environmental laws and regulations including those relating to air emissions; waste generation, handling, management and disposal; and remediation of contaminated sites. We have implemented environmental programs designed to ensure that we operate in compliance with the applicable laws and regulations governing environmental protection. Our policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. We believe that we are in substantial compliance with applicable laws and regulations relating to environmental protection. We do not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations. However, there can be no assurance that newly discovered conditions, new or more stringent interpretations of existing laws and regulations will not result in material expenses.

CAUTIONARY STATEMENTS

    Certain statements in this report, particularly statements found in "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" and similar expressions, or as other statements that do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Management believes these statements to be reasonable when made. However, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements.

    Such forward-looking statements involve known and unknown risks, including, but not limited to, those identified in Item 1A. Risk Factors and changes in general economic, business and labor conditions. More information regarding these and other risks can be found below under "Risk Factors," "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this report.

AVAILABLE INFORMATION

    Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange

Commission. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website, and presentations to securities analysts are also included on our website. In August 2006, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for the fiscal year ended December 31, 2005 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

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

    We have incurred substantial amounts of debt, and our level of debt may affect our operations and our ability to make payments required by our debt agreements. As of December 31, 2006, our total indebtedness was approximately $675.3 million.

    Our level of indebtedness could affect our future operations. For example:

    * our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other corporate purposes in the future may be limited;

    * a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on indebtedness, and will not be available to fund working capital, capital expenditures, acquisitions and other business purposes;

    * we may be more vulnerable to economic downturns or other adverse developments than less leveraged competitors; and

    * borrowings under a portion of our debt facilities bear interest at short-term market rates, which could result in higher interest expense in the event of increases in interest rates.

    Our ability to make scheduled payments of principal or interest on, or to reduce or refinance, indebtedness will depend on our future operating performance and resulting cash flow. To a certain extent, our future performance will be subject to prevailing economic conditions and financial, competitive and other factors beyond our control. We cannot be certain that our business, or businesses that we may acquire in the future, will generate sufficient cash flow from operations to enable us to service all of our debt. We may need additional funding from either debt or equity offerings in the future in order to refinance our existing debt or to continue to grow our business. We cannot be sure that we will have access to any such sources of funding on satisfactory terms or on a timely basis or at all.

THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON OUR OPERATING AND FINANCIAL FLEXIBILITY.

    The indentures governing our outstanding senior subordinated notes and the agreement governing our credit facility contain various covenants that limit our ability, to, among other things:

    * incur or guarantee additional indebtedness;

    * make restricted payments, including dividends;

    * create or permit to exist certain liens;

    * enter into business combinations and asset sale transactions;

    * make investments;

    * enter into transactions with affiliates; and

    * enter into new businesses.

    These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our credit facility also contains maximum leverage and minimum interest coverage financial ratios that we must comply with on a quarterly basis. Our ability to meet these financial ratios may be affected by events beyond our control, such as general economic conditions. Our failure to maintain applicable financial ratios, in certain circumstances, would prevent us from borrowing additional amounts under our credit facility, and could result in a default under that facility. A default could cause the indebtedness outstanding under the facility and, by reason of cross-acceleration or cross-default provisions, the senior subordinated notes and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our credit facility could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them which secures that indebtedness. If the lenders under our credit facility were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

THERE ARE ADDITIONAL BORROWINGS AVAILABLE TO US THAT COULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE.

    Despite current indebtedness levels, we may incur substantial additional indebtedness in the future. The credit facility agreement and the terms of the indenture governing the senior subordinated notes limit, but do not prohibit us from doing so. After funding the Printegra acquisition on February 12, 2007, our revolving credit facility would permit additional borrowings of up to $92 million, after considering letters of credit issued against our revolving credit facility, the majority of which support our workers compensation programs. We expect to fund the acquisition of Cadmus by incurring approximately $440 million of additional debt, including assuming a portion of existing Cadmus debt. If this additional debt is added to our current debt levels, the related risks that we now face could intensify.

THE INSTRUMENTS GOVERNING OUR CURRENT DEBT CONTAIN CROSS-DEFAULT PROVISIONS THAT MAY CAUSE ALL OF THE DEBT ISSUED UNDER SUCH INSTRUMENTS TO BECOME IMMEDIATELY DUE AND PAYABLE AS A RESULT OF A DEFAULT UNDER AN UNRELATED DEBT INSTRUMENT.

    Our credit facility and the indenture pursuant to which our existing senior subordinated notes were issued contain several financial and operating covenants and require us to meet certain financial ratios and tests.

    Our failure to comply with the obligations contained in the credit facility or the indenture governing the senior subordinated notes could result in an event of default under our credit facility, or the senior subordinated notes indenture, which could result in the related debt and the debt issued under other instruments to become immediately due and payable. In such event, we would need to raise funds through any number of alternative available sources, which funds may not be available to us on favorable terms, on a timely basis, or at all. Alternatively, such a default would require us to sell our assets and otherwise curtail operations in order to pay our creditors.

TO THE EXTENT THAT WE MAKE SELECT ACQUISITIONS, WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE ACQUIRED BUSINESSES INTO OUR BUSINESS.

    In the past, we have grown rapidly through acquisitions. In July 2006, we acquired Rx Technology and in February 2007, we acquired Printegra. We expect to close the purchase of Cadmus in March 2007. In addition, we intend to pursue additional favorable acquisition opportunities. Although we believe that our experience in making acquisitions is an important capability, the terms governing our current indebtedness limit the acquisitions that we may currently pursue. In addition, to the extent that we pursue additional acquisitions, we cannot be certain that we will be able to identify and acquire other businesses on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate the acquired businesses into our current business, or profitably manage them.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

    The printing industry in which we compete is extremely fragmented and highly competitive. In the commercial printing market, we compete against large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality. In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets. In the printed office products market, we compete primarily with document printers with nationwide manufacturing locations and regional or local printers. We believe there currently is excess capacity in the printing industry, which has resulted in excessive price competition that may continue. We are constantly seeking ways to reduce our costs, become more efficient and attract customers. However, we cannot be certain that these efforts will be successful, or that our competitors will not be more successful in their similar efforts. If we fail to reduce costs and increase productivity, or to meet customer demand for new value-added products, services or technologies, we may face decreased revenues and profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

THE PRINTING BUSINESS WE COMPETE IN GENERALLY DOES NOT HAVE LONG-TERM CUSTOMER AGREEMENTS, AND OUR PRINTING OPERATIONS MAY BE SUBJECT TO QUARTERLY AND CYCLICAL FLUCTUATIONS.

    The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts. Most of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific printing jobs, and repeat business largely depends on our customers' satisfaction with the work we do. Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various printing operations in any given quarter. We depend to some extent on sales to certain industries, such as the advertising and automotive industries and a sizeable percentage of our commercial printing sales are related to advertising. To the extent these industries experience downturns; the results of our operations are adversely affected.

FACTORS AFFECTING THE UNITED STATES (U.S.) POSTAL SERVICE CAN IMPACT DEMAND FOR OUR PRODUCTS.

    Most envelopes used in the U.S. are sent through the mail and, as a result, postal rates can significantly affect envelope usage. Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent, including direct mail, which is a meaningful portion of our envelope volume. A postal rate increase is expected in 2007. We cannot be sure that direct mail marketers will not reduce their volume as a result of any such increases. Because postal rate increases in the U.S. are outside our control, we can provide no assurance that any increases in U.S. postal rates will not have a negative effect on the level of mail sent, or the volume of envelopes purchased. In such event, we may experience a decrease in cash flow, profitability or financial position.

    Factors other than postal rates that detrimentally affect the volume of mail sent through the U.S. postal system may also negatively affect our business. Congress enacted a federal "Do Not Call" registry in response to consumer backlash against telemarketers and is contemplating enacting so-called "anti-spam" legislation in response to consumer complaints about unsolicited e-mail advertisements. If similar legislation becomes directed at direct mail advertisers, our business could be negatively affected.

INCREASES IN PAPER COSTS AND ANY DECREASES IN THE AVAILABILITY OF PAPER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do not affect the operating margins of our commercial printing business because the transactional nature of the business provides the ability to pass on any announced paper price increases, dependent upon the competitive environment. Paper pricing does, however, impact the operating margins of our envelope business as price increases for those paper grades traditionally have not been as easy to pass on due to the contractual nature of the relationships with that customer base and the market expectations surrounding that business. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in our volume of units sold. Although we have been successful in negotiating favorable pricing terms with paper vendors, we cannot be certain we will be successful in negotiating favorable pricing terms in the future. This may result in decreased sales volumes as well as decreased cash flow and profitability.

    We depend on the availability of paper in manufacturing most of our products. During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers. As a result of our large volume paper purchases from several paper producers, we generally have not experienced difficulty in obtaining adequate quantities of paper, although we have occasionally experienced minor delays in delivery. Although we believe that our attractiveness to vendors as a large volume paper purchaser will continue to enable us to receive adequate supplies of paper in the future, unforeseen developments in world paper markets coupled with shortages of raw paper could result in a decrease in supply, which in turn would cause a decrease in the volume of products we could produce and sell and a corresponding decrease in our cash flow and profitability.

WE REPORTED LOSSES FROM CONTINUING OPERATIONS IN 2006, 2005 AND 2004, AND IT IS UNCERTAIN WHETHER OUR RETURN TO PROFITABILITY CAN BE ASSURED.

    We reported a loss in 2006 from continuing operations primarily as a result of expenses related to our restructuring initiatives and our loss on early extinguishment of debt, in 2005 primarily as a result of expenses related to our restructuring initiatives, as well as the change in the composition of our board of directors in September 2005, and in 2004, primarily as a result of the loss on early extinguishment of debt. Our ability to return to profitability depends on the continued realization of the benefits of our restructuring initiatives and our ability to implement our current strategic plan.

THE AVAILABILITY OF THE INTERNET AND OTHER ELECTRONIC MEDIA MAY ADVERSELY AFFECT OUR BUSINESS.

    Our business is highly dependent upon the demand for envelopes sent through the mail. Such demand comes from utility companies, banks and other financial institutions, among other companies. Our printing business also depends upon demand for printed advertising and business forms, among other products. Consumers increasingly use the internet and other electronic media to purchase goods and services, and for other purposes such as paying utility and credit card bills. Advertisers use the internet and other electronic media for targeted campaigns directed at specific electronic user groups. Large and small businesses use electronic media to conduct business, send invoices and collect bills. As a result, we expect the demand for envelopes and other printed materials for these purposes to decline over time. In addition, companies have begun to deliver annual reports electronically rather than in printed form, which could reduce demand for our high impact color printing.

    Although we expect other trends, such as the growth of targeted direct mail campaigns based upon mailing lists generated by electronic purchases, to cause overall demand for envelopes and other printed materials to continue growing at rates comparable to recent historical levels, we cannot be certain that the acceleration of the trend towards electronic media will not cause a decrease in the demand for our products. If demand for our products decreases, our cash flow or profitability could materially decrease.

WE DEPEND ON GOOD LABOR RELATIONS.

    As of December 31, 2006, we had approximately 6,600 employees, of which approximately 1,300 were members of various local labor unions. If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. A lengthy strike could result in a material decrease in our cash flow or profitability.

ENVIRONMENTAL LAWS MAY AFFECT OUR BUSINESS.

    Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharge, waste generation, handling, management and disposal, and remediation of contaminated sites. In addition, some of the sellers from which we have bought businesses in the past have been designated as potentially responsible parties under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or similar legislation in Canada. CERCLA imposes strict, and in certain circumstances joint and several liability for response costs. Liability may also include damages to natural resources. We believe that we have minimal exposure as a result of such designations, either because indemnities were obtained in the course of acquisitions or because of the de minimis nature of the claims, or both. We also believe that our current operations are in compliance with applicable environmental laws and regulations. We cannot be certain, however, that available indemnities will be adequate to cover all costs or that currently unknown conditions or matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not have a material adverse effect on our business or operations in the future.

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL.

    Our success will continue to depend to a significant extent on our executive officers and other key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel, or attract additional qualified management in the future. In addition, the success of any acquisitions we may pursue may depend, in part, on our ability to retain management personnel of the acquired companies. We do not carry key person insurance on any of our managerial personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.  PROPERTIES

    We currently occupy 42 printing and manufacturing facilities in the United States and in Canada and four print fulfillment and distribution centers, of which 24 are owned and 22 are leased. In addition to on-site storage at these facilities, we store products in 11 warehouses, of which two are owned and nine are leased, and we have nine sales offices. We have 10 facilities that have ceased operations; four of which are on the market for sale, four that are available for sublease and two currently being sublet. We lease 46,474 square feet of office space in Stamford, Connecticut, for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on us. In the case of administrative proceedings related to environmental matters involving governmental authorities, we do not believe that any imposition of monetary damages or fines would be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CVO." As of February 14, 2007, there were 326 shareholders of record and, as of that date, we estimate that there were 12,500 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the intraday high and low sales prices for our common stock as reported by the
NYSE:

                                                         HIGH         LOW
2006                                                    ------        ---
First Quarter.........................................  $16.58       $12.75
Second Quarter........................................   19.96        15.01
Third Quarter.........................................   21.70        17.32
Fourth Quarter........................................   21.86        17.79

                                                          HIGH         LOW
2005                                                     ------        ---
First Quarter..........................................  $ 5.86       $2.85
Second Quarter.........................................   10.00        5.25
Third Quarter..........................................   10.50        7.37
Fourth Quarter.........................................   14.23        9.31

    We have not paid a dividend on our common stock since our incorporation and do not anticipate paying dividends in the foreseeable future as our credit facility and senior subordinated notes limit our ability to pay common stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the Securities and Exchange Commission.

                                                           YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------------------
                                   2006            2005             2004             2003             2002
                                ----------      ----------       ----------       ----------       ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.....................  $1,511,224      $1,594,781       $1,597,652       $1,531,486       $1,601,529
Restructuring, impairment and
  other charges...............     (41,096)        (77,254)          (5,407)          (6,860)         (87,393)
Operating income (loss).......      66,679         (26,310)          37,428           47,798          (43,098)
Loss on early extinguishment
  of debt.....................     (32,744)             --          (17,748)              --          (16,463)
Loss from continuing
  operations..................     (21,825)       (148,101)         (44,708)         (17,884)         (91,810)
Income from discontinued
  operations, net of taxes....     140,480(1)       13,049           25,000           23,356            1,454 (2)
Cumulative effect of change in
  accounting principle........          --              --               --             (322)        (111,748)
Net income (loss).............     118,655(1)     (135,052)         (19,708)           5,150         (202,104)(2)
Basic and diluted loss per
  share from continuing
  operations..................       (0.41)          (2.96)           (0.94)           (0.38)           (1.93)
Basic and diluted income per
  share from discontinued
  operations..................        2.64            0.26             0.53             0.49             0.03
Basic and diluted income
  (loss) per share............        2.23           (2.70)           (0.41)            0.11            (4.24)
Total assets..................   1,001,950       1,079,564        1,174,747        1,111,446        1,107,367
Total long-term debt,
  including current
  maturities..................     675,295         812,136          769,769          748,961          763,899

----------------------------------------------------------------------------------------------------------------
(1)     Includes a $127.4 million gain on a disposal of discontinued operations, net of taxes of $8.5 million.
(2)     Includes a $16.9 million loss on a disposal of discontinued operations, net of taxes of $0.4 million.

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

INTRODUCTION AND EXECUTIVE OVERVIEW

    We are a leading provider of print and visual communications, with one-stop services from design through fulfillment. Our broad portfolio of services and products include commercial printing, envelopes, labels, packaging, and business documents, delivered through a network of 46 production, fulfillment and distribution facilities throughout North America. We operate in two complementary segments: Envelopes, Forms and Labels and Commercial Printing.

    ENVELOPES, FORMS AND LABELS. Our envelopes, forms and labels segment specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes and mailers generally sold to third-party dealers such as print distributors, office products suppliers, office-products retail chains and the U.S. retail pharmacy market.

    COMMERCIAL PRINTING. Our commercial printing segment is in the business of designing, manufacturing and distributing printed products that include advertising literature, corporate identity materials, financial printing, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail.

    BUSINESS STRATEGY. The key elements of our strategy are:

    * Take actions to improve the quality and accountability of our management and employees. Our senior management team has extensive experience in the printing industry and in turning around underperforming businesses. We also realigned our employee compensation and performance incentives with shareholder objectives.

    * Implement cost savings programs such as the consolidation of our purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. Since 2005, we reduced headcount by approximately 2,800 employees and consolidated 11 manufacturing facilities. We believe that these programs, once fully implemented by the end of 2007, will eliminate at least $100 million in annual costs. We continue to evaluate our business platform as we review acquisition opportunities.

    * Assess our operations with a view toward eliminating operations that are not aligned with our core domestic operations or are underperforming. For example, on March 31, 2006, we sold our Canadian envelope operations, Supremex, Inc., which we refer to as Supremex, and certain other assets to the Supremex Income Fund, which we refer to as the Fund, a Canadian open-ended trust. In addition, in 2006 and 2005, we sold three and six operations, respectively, that were small and not strategic to us, and closed three facilities in both years that were underperforming. We continue to evaluate the sale or closure of facilities that no longer meet our strategic goals or performance targets.

    * Continuously review acquisition opportunities and pursue acquisitions to diversify our product offerings and increase our economies of scale, which we believe will favorably impact our margins and profitability. We focus on opportunities that permit us to expand our product and service offerings or achieve operating efficiencies such as increased utilization of our assets. In July 2006, we acquired Rx Technology Corporation, which we refer to as Rx Technology, a leading manufacturer of prescription drug labels to supplement our existing label platform. During 2006, we fully integrated Rx Technology into our envelopes, forms and labels segment. On February 12, 2007, we acquired PC Ink Corp., which we refer to as Printegra, a leading producer of printed business communication documents, labels and envelopes regularly used by small and large businesses. With the acquisition of Printegra, we have increased our offering of product to our existing base of customers, by including short run documents, labels, and envelope products. At the same time, customers of Printegra are now able to access our broad offering of products and services. In December 2006, we entered into a definitive merger agreement with Cadmus Communications Corporation, which we refer to as Cadmus. We believe that when fully integrated, the addition of Cadmus will create significant benefits for us. We expect to realize significant economies of scale resulting from increased volume of business and we believe that this will enable us to purchase raw materials, primarily paper and ink and other supplies, on more favorable terms and ensure better availability of these materials in tight markets. The purchase of Cadmus is subject to customary closing conditions that include, among other things, approval from Cadmus shareholders and closing of our required financing. We expect the purchase of Cadmus to close in March 2007, subject to the above closing conditions.

    * Reduce outstanding debt and related interest expense. As of December
      31, 2006, we reduced our total outstanding debt by $136.8 million as compared to December 31, 2005. We accomplished this by using a significant amount of the $212 million of proceeds from the sale of Supremex and certain other assets to pay down the entire outstanding balance of the senior secured credit facility, and another credit facility and from our debt refinancing in June 2006. In June 2006, we entered into a new credit facility agreement that provides for $525 million of senior secured credit facilities consisting of a $200 million, six-year revolving credit facility and a $325 million seven-year term loan facility, which we refer to as the Credit Facilities. Proceeds from the Credit Facilities and other available cash were used to fund the tender offer and extinguish approximately $339.5 million in aggregate principal amount of the 9 5/8% Senior Notes due 2012 or 97% of the outstanding amount, and to retire the Company's existing senior secured credit facility (which had no amounts outstanding). The Cadmus and Printegra acquisitions are expected to increase our revenue, earnings and cash flow along with our asset base; however, they will also increase our debt levels. The Printegra acquisition was financed using our revolving credit facility. The Cadmus acquisition is expected to be financed through an increase of our term loan, additional revolving credit facility borrowing, and the assumption of some Cadmus debt, offset in part by our cash on hand, which will include $67 million of estimated net proceeds from the sale of our remaining units in the Fund. See Liquidity and Capital Resources below.

    * Partner with key suppliers to improve our pricing, payment terms, and inventory management, as well as to ensure a stable source of supply.

See Part 1 Item 1 of this Annual Report on Form 10-K for a more complete description of our business.

CONSOLIDATED OPERATING RESULTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for 2006, 2005 and 2004 followed by a discussion of the results of each of our business segments for the same period. Beginning in the fourth quarter of 2006, Supremex and certain other assets has been accounted for as a discontinued operation resulting in our historical consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations. See
Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In addition, the Cadmus and Printegra acquisitions are expected to increase our revenue, earnings and cash flow in 2007.

    In 2006, we continued to encounter competitive pricing pressures that result from excess capacity in the industry in concert with declining or weak volume growth in many of our markets. In addition, the cost of paper, film and other raw materials for our products has increased. To compete effectively in an environment of excess capacity and rising costs, we are focused on improving productivity and creating operating leverage by reducing our costs. In 2006, we sold three small non-core printing operations, closed three printing operations and consolidated six envelope plants and two printing operations. In 2005, we sold three small non-core printing operations, two envelope facilities and a mailing supplies business and closed three printing operations and consolidated two business forms plants and one envelope plant. These consolidation activities have assisted us in becoming more efficient at operating our plants at higher levels of utilization. We also continue to redeploy our assets throughout our manufacturing platform to reduce future capital expenditures. As a result of these cost cutting initiatives, we expect our margins to continue to improve in 2007.

    A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Division net sales exclude sales of divested operations, and division operating income (loss) excludes unallocated corporate expenses, restructuring, impairment and other charges and the results of divested operations. Our fiscal year ends on the Saturday closest to the last day of the calendar year, and as a result, 2004 was a 53-week year. Because our business tends to be slower during the holiday season, we do not believe the 53rd week had a significant impact, unless otherwise noted, on the comparability of our results in 2004 with 2005, which was a 52-week year. See Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                   YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                            2006             2005             2004
                                                         ----------       ----------       ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Division net sales.................................      $1,501,869       $1,551,008       $1,522,026
     Divested operations...........................           9,355           43,773           75,626
                                                         ----------       ----------       ----------
Net sales..........................................      $1,511,224       $1,594,781       $1,597,652
                                                         ==========       ==========       ==========
Division operating income..........................      $  140,914       $   69,717       $   62,287
    Corporate expenses.............................         (31,764)         (19,118)         (19,657)
    Restructuring, impairment and other charges....         (41,096)         (77,254)          (5,407)
    Divested operations............................          (1,375)             345              205
                                                         ----------       ----------       ----------
Operating income (loss)............................          66,679          (26,310)          37,428
    Loss on sale of non-strategic businesses.......          (2,035)          (4,479)              --
    Interest expense, net..........................         (60,980)         (73,821)         (73,208)
    Loss on early extinguishment of debt...........         (32,744)              --          (17,748)
    Other (income) expense, net....................              78           (1,143)          (2,459)
                                                         ----------       ----------       ----------
Loss before income taxes...........................         (29,002)        (105,753)         (55,987)
    Income tax benefit (expense)...................           7,177          (42,348)          11,279
                                                         ----------       ----------       ----------
Loss from continuing operations....................         (21,825)        (148,101)         (44,708)
    Income from discontinued operations, net of
      taxes........................................         140,480           13,049           25,000
                                                         ----------       ----------       ----------
Net income (loss)..................................      $  118,655       $ (135,052)      $  (19,708)
                                                         ==========       ==========       ==========
Income (loss) per share--basic and diluted:
    Continuing operations..........................      $    (0.41)      $    (2.96)      $    (0.94)
    Discontinued operations........................            2.64             0.26             0.53
                                                         ----------       ----------       ----------
    Net income (loss)..............................      $     2.23       $    (2.70)      $    (0.41)
                                                         ==========       ==========       ==========

NET SALES

    Net sales decreased $83.6 million in 2006 as compared to 2005, primarily due to lower sales of $96.9 million from our commercial printing segment, partially offset by an increase in sales of $13.3 million from our envelopes, forms and labels segment. Net sales decreased $2.9 million in 2005 as compared to 2004 due to lower sales of $15.7 million for our commercial printing segment, offset in part by sales growth of $12.8 million for our envelopes, forms and labels segment. See Segment Operations below for a more detailed discussion of the primary factors for our net sales changes.

OPERATING INCOME

    Operating income increased $93.0 million in 2006 as compared to 2005. This increase was primarily due to the positive results of implementing our cost savings programs throughout our business and decreased restructuring and impairment charges of $36.2 million, partially offset by an increase in corporate expenses of $12.6 million. Our cost savings programs (see our Business Strategy above), once fully implemented, are estimated to eliminate at least $100 million in annual costs by the end of 2007. Operating income decreased $63.7 million in 2005 as compared to 2004. This decline was primarily due to the significant restructuring, impairment and other charges incurred in 2005. See Segment Operations below for a more detailed discussion of the primary factors for our operating income changes for our segments.

    CORPORATE EXPENSES. Corporate expenses include the costs of our corporate headquarters. Corporate expenses were higher in 2006 as compared to 2005, primarily due to certain back-office functions being assumed by the corporate office in Stamford, Connecticut, and from increased compensation expense, including the expense recorded under Statement of Financial Accounting

Standards No. 123(R), Share-Based Payment. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Corporate expenses were fairly consistent in 2005 as compared to 2004.

    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES. Since September 2005, we have implemented significant cost savings programs including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining information technology infrastructure. See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. As of December 31, 2006, our total restructuring liability was $7.6 million.

    2006. During 2006, we incurred $41.1 million of restructuring and impairment charges, which included $19.9 million of employee separation costs, $3.6 million of asset impairments, net, equipment moving expenses of $6.4 million, lease termination costs of $4.0 million and building clean-up and other expenses of $7.2 million. We anticipate restructuring and impairment charges to decrease significantly in 2007.

    2005. During 2005, we incurred $77.3 million of restructuring, impairment and other charges, which included $26.4 million for employee separation costs, $26.3 million for asset impairments, $5.7 million for lease termination costs and other exit costs of $2.2 million and $16.7 million of other charges primarily related to a special meeting of shareholders and the accelerated vesting of equity awards resulting from the change in the makeup of the board of directors.

    2004. During 2004, we incurred $5.4 million of restructuring and impairment charges, which included $2.6 million for asset impairments, $1.1 million for lease termination costs, $0.7 million for employee separation costs, $0.3 million for equipment moving expenses and $0.7 million for building clean-up and other expenses.

    LOSS ON SALE OF NON-STRATEGIC BUSINESSES. During 2006, we sold three small non-strategic businesses and recognized losses on those sales of $2.0 million. During 2005, we sold six small non-strategic businesses and recognized losses on those sales of $4.5 million.

    INTEREST EXPENSE. Interest expense decreased approximately $12.8 million to $61.0 million in 2006 from $73.8 million in 2005, primarily due to lower average debt balances outstanding. Interest expense during 2006 reflects average outstanding debt of $721.5 million and a weighted average interest rate of approximately 8.1%, compared to the average outstanding debt of $820.9 million and a weighted average interest rate of 8.3% during 2005. As a result of the Printegra acquisition in February 2007 and the Cadmus acquisition which is expected to close in March 2007, interest expense will increase in 2007 as compared to 2006. See Long-term Debt below and Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

    Interest expense increased $0.6 million in 2005 to $73.8 million from $73.2 million in 2004, due primarily to higher underlying market interest rates on which our floating rate debt was based, offset in part by one less week of interest expense in 2005. In 2005, interest expense reflected average outstanding debt of $820.9 million during the year and a weighted average interest rate of 8.3%, compared to average outstanding debt of $811.4 million and a weighted average interest rate of 8.2% for 2004.

    LOSS ON EARLY EXTINGUISHMENT OF DEBT. In June 2006, we incurred a $32.7 million loss on early extinguishment of debt related to our debt refinancing. The loss from early extinguishment of debt in 2004 included the premium paid of $13.5 million to redeem our 8 3/4% notes and the write-off of the unamortized debt issuance costs of $4.2 million for these notes. See Long-term Debt below and Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

INCOME TAXES

                                                                 2006          2005           2004
                                                                -------       -------       --------
                                                                           (IN THOUSANDS)
Income tax (benefit) expense for U.S. operations..........      $(7,457)      $41,992       $(12,302)
Income tax expense for foreign operations.................          280           356          1,023
                                                                -------       -------       --------
    Income tax (benefit) expense..........................      $(7,177)      $42,348       $(11,279)
                                                                =======       =======       ========
    Effective income tax rate.............................        (24.7)%        40.0%         (20.1)%
                                                                =======       =======       ========

    In 2006, we had an income tax benefit of $7.2 million, which included $0.2 million of taxes on our Canadian operations, $3.2 million of taxes relating to the deconsolidation of the Company's U.S. income tax group, $0.4 million of state and local taxes and the recognition of deferred tax assets of $11.0 million. During 2006, we provided income taxes for our Canadian operations at an effective rate of approximately 34%.

    We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the "more likely than not" recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which we refer to as SFAS 109. We considered our recent operating results and anticipated 2007 taxable income in assessing the need for our valuation allowance. As a result, in the fourth quarter of 2006, we adjusted our valuation allowance to reflect the realizability of deferred tax assets. For 2006, we decreased the valuation allowance by approximately $59.4 million, primarily as a result of utilizing our net operating loss carryforwards principally against the gain on sale of Supremex and certain other assets, which is reflected in discontinued operations. As of December 31, 2006, the total valuation allowance on our net U.S. deferred tax assets was $54.5 million.

    Our income tax expense in 2005 on the loss from continuing operations before income taxes results primarily from establishing valuation allowances on our net U.S. deferred tax assets and the tax expense recorded for foreign operations that generated taxable income. During 2005, we increased our valuation allowance by $87.1 million as a result of continuing operating losses from our U.S. operations. As a result, our total valuation allowance on our net U.S. deferred tax assets was $113.9 million as of December 31, 2005. Our income tax benefit in 2004 reflects a benefit from continuing operations net of an increase to our valuation allowance of $20.3 million.

    INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES. Discontinued operations primarily represents the revenues and expenses of Supremex and certain other assets sold to the Fund on March 31, 2006 and does not include an allocation of interest expense on our debt. The 2006 results include the gain on the sale of Supremex and certain other assets of $127.4 million, net of taxes of $8.5 million. In 2006, the results of the discontinued operations are for the period from January 1, 2006 to March 31, 2006, the date of the sale, and include equity income from April 1, 2006 through December 31, 2006 pertaining to our retained interest. See Notes 3, 13, 15 and 20 to the financial statements included in Item 8 of this Annual Report on Form 10-K.

    In June 2004, we collected $2.0 million of an unsecured note receivable from the sale of our extrusion coating and laminating business segment of American Business Products, Inc. in 2000, which was fully reserved for at the time of sale. The proceeds of $2.0 million, net of tax of $0.8 million, were recorded as a gain on sale of discontinued operations in 2004.

SEGMENT OPERATIONS

    Our chief executive officer monitors the performance of the ongoing operations of our two operating segments. We assess performance based on division net sales and division operating income

(loss). The summaries of sales and operating income (loss) of our two segments have been presented to show each segment without the sales of divested operations and to show the operating income (loss) of each segment without the results of divested operations and excluding restructuring, impairment and other charges. Sales and operating income (loss) of operations divested and restructuring, impairment and other charges are included in the tables below to reconcile segment sales and operating income (loss) reported in Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K to division net sales and division operating income on which our segments are evaluated.

ENVELOPES, FORMS AND LABELS

                                                                2006           2005           2004
                                                              --------       --------       --------
                                                                          (IN THOUSANDS)
Segment net sales.......................................      $780,696       $767,403       $754,609
     Divested operations................................            --         (8,502)       (21,141)
                                                              --------       --------       --------
Division net sales......................................      $780,696       $758,901       $733,468
                                                              ========       ========       ========
Segment operating income................................      $ 85,877       $ 51,830       $ 54,150
    Restructuring and impairment charges................        18,336         12,540          1,164
    Divested operations.................................            --            341           (230)
                                                              --------       --------       --------
Division operating income...............................      $104,213       $ 64,711       $ 55,084
                                                              ========       ========       ========
Division operating income margin........................          13.3%           8.5%           7.5%

  DIVISION NET SALES

    Division net sales for envelopes, forms and labels increased $21.8 million, or 2.9%, in 2006 as compared to 2005. The significant factors contributing to this increase in 2006 were:

    * Sales of label products increased $20.2 million, primarily as a result of our acquisition of Rx Technology in July of 2006.

    * Sales of envelopes and other products to the office products retail customers increased approximately $8.3 million, which was primarily due to increased unit volume.

    * Sales of business forms, envelopes and labels to our distributor channel declined approximately $7.0 million, primarily due to the decline in our traditional documents business as a result of customers' improved capabilities to print high quality documents on their own, due to the closure of two of our plants in the second half of 2005, and due to the decision not to retain certain low margin business.

    Division net sales of the segment increased $25.4 million, or 3.5%, in 2005 as compared to 2004. The significant factors contributing to this increase in 2005 were:

    * Sales for domestic envelopes increased $28.3 million. This was primarily due to an increase in sales to our direct mail customers and from higher prices for envelopes due to higher paper prices.

    * Our strategy to strengthen our position with our office products retail superstores increased sales by $5.9 million.

    * The above increases were offset in part by a $7.2 million decrease in sales of our traditional business documents. Demand for these products has been decreasing for several years as a result of customers acquiring technology that no longer requires continuous, multi-part forms. To address market conditions we closed two of our plants that produce these products in 2005.

  DIVISION OPERATING INCOME

    Division operating income of the envelopes, forms and labels segment increased $39.5 million, or 61.0%, in 2006 as compared to 2005. This increase was primarily due to improved margins and lower selling, general and administrative expenses. Margins improved approximately $28.6 million, primarily due to increased sales and reduced manufacturing costs. Plant consolidations and other cost reduction programs also contributed to reduce selling, general and administrative expenses by approximately $10.9 million.

    Division operating income of the segment increased $9.6 million, or 17.5%, in 2005 as compared to 2004. This improvement was primarily due to higher sales and lower selling, general and administrative expenses. Higher sales in 2005 contributed approximately $4.5 million and savings from programs implemented to reduce selling, general and administrative expenses were approximately $6.7 million. These increases were offset in part by higher rebates and distribution expenses to our office products customers of $2.3 million, which resulted from higher sales.

COMMERCIAL PRINTING

                                                                2006           2005           2004
                                                              --------       --------       --------
                                                                          (IN THOUSANDS)
Segment net sales.......................................      $730,528       $827,378       $843,043
     Divested operations................................        (9,355)       (35,271)       (54,485)
                                                              --------       --------       --------
Division net sales......................................      $721,173       $792,107       $788,558
                                                              ========       ========       ========
Segment operating income (loss).........................      $ 13,766       $(30,675)      $  4,184
    Restructuring and impairment charges................        21,560         36,367          2,994
    Divested operations.................................         1,375           (686)            25
                                                              --------       --------       --------
Division operating income...............................      $ 36,701       $  5,006       $  7,203
                                                              ========       ========       ========
Division operating income margin........................           5.1%           0.6%           0.9%

  DIVISION NET SALES

    Division net sales of the commercial printing segment declined $70.9 million, or 9.0%, in 2006 as compared to 2005. This decline was due primarily to the loss of sales from eight plants that we closed in 2006 and in 2005.

    Division net sales of the segment increased $3.5 million, or 0.5%, in 2005 as compared to 2004. This sales increase primarily resulted from operations that we acquired in 2004 of $11.3 million. This increase was partially offset by lower net sales in the Atlanta market of $8.6 million, which was primarily due to the closure of our two printing operations in Atlanta in the fourth quarter of 2005.

  DIVISION OPERATING INCOME

    Division operating income of the commercial printing segment increased $31.7 million, or 633.1%, in 2006 as compared to 2005. This increase was primarily due to improved margins of $6.1 million and lower selling, general and administrative expenses of $17.3 million from our ongoing printing operations, and net cost savings of $7.7 million from plants that we closed. At our ongoing printing operations, margins improved primarily due to increased sales, reduced manufacturing costs and from significantly reducing the cost structure of this segment through headcount reductions and lowering expenses.

    Division operating income of the segment declined $2.2 million, or 30.5%, in 2005 as compared to 2004. Reductions in selling, general and administrative expenses of $7.7 million in 2005 were more than offset by the impact of lower sales and underperforming results at certain plants. Plants that were closed or sold in 2005 and 2006 had lower operating income of $8.9 million in 2005 as compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

    NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES. Net cash provided by continuing operating activities was $20.7 million in 2006, which was primarily due to net income adjusted for non-cash items of $67.4 million, offset in part by the increase in our working capital of $44.0 million. The increase in our working capital primarily resulted from the timing of payments to our vendors and interest payments on our debt, increased accounts receivable due to strong December 2006 sales, and lower accrued compensation and other current liabilities primarily resulting from headcount reductions.

    Net cash used in continuing operating activities was $64.0 million in 2005. This was primarily due to an increase in our working capital of $50.5 million, primarily resulting from the payment of accounts payable and the net loss adjusted for non cash items of $15.8 million.

    NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES. Represents the net cash provided from the operations of Supremex and certain other assets sold.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Net cash provided by investing activities was $151.6 million in 2006, primarily reflecting cash proceeds from the sale of Supremex of $211.5 million and from the sale of property, plant and equipment of $11.5 million, which was partially offset by the acquisition cost of Rx Technology of $49.4 million and capital expenditures of $20.6 million.

    Net cash used in investing activities was $26.0 million in 2005, primarily reflecting capital expenditures of $30.8 million and $3.6 million for the purchase of the assets of a business and deferred payments of $4.1 million related to acquisitions in 2004 and 2002, offset in part by proceeds from the divestitures of non-core operations of $8.4 million and from the sale of property, plant and equipment of $3.8 million.

    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES. Net cash used in financing activities was $165.4 million in 2006, primarily resulting from:
(i) the repayment of $123.9 million of our senior secured credit facility and another credit facility of $13.1 million with proceeds from the sale of Supremex and certain other assets, (ii) the repayment of $339.5 million of our 9 5/8% senior notes and the payment of $26.1 million of redemption premiums and expenses and $3.8 million of debt issuance costs in connection with our debt refinancing, which were offset in part by the proceeds from issuance of our term loan of $325 million, see "Debt Refinancing" below and
(iii) net borrowings under our new revolving credit facility of $15.5 million. Our acquisition of Rx Technology was funded through borrowings under our new revolving credit facility.

    Net cash provided by financing activities was $64.6 million in 2005, primarily due to net borrowings of debt of $42.4 million and $22.4 million of proceeds from the exercise of stock options.

    CONTRACTUAL OBLIGATIONS AND COMMITMENTS. The following table details our significant contractual obligations and commitments as of December 31, 2006 (in thousands):

                                                                   OTHER
                                                                   LONG-              PURCHASE
                              LONG-TERM        OPERATING            TERM            COMMITMENTS
      PAYMENTS DUE             DEBT(1)          LEASES         OBLIGATIONS(2)       AND OTHER(3)         TOTAL
      ------------            ----------       ---------       --------------       ------------       ----------
2007....................      $   58,264        $27,972           $12,378             $10,138          $  108,752
2008....................          55,374         19,208             8,460                  --              83,042
2009....................          54,922         13,282            11,762                  --              79,966
2010....................          54,470          8,254             3,051                  --              65,775
2011....................          54,071          4,891             1,948                  --              60,910
Thereafter..............         733,852          9,074            18,171                  --             761,097
                              ----------        -------           -------             -------          ----------
Total...................      $1,010,953        $82,681           $55,770             $10,138          $1,159,542
                              ==========        =======           =======             =======          ==========

----------------------------------------------------------------------------------------------------------------
(1)     Includes estimated interest expense over the term of long-term debt.
(2)     Includes interest expense on lease terminations, which represents the difference between the net present value of the remaining lease payments and the contractual cash payments.
(3)     Purchase commitments and other consists primarily of payments for equipment, obligations for required pension contributions and incentive payments to customers.

    LONG-TERM DEBT. Our total outstanding long-term debt, including current maturities, was $675.3 million at December 31, 2006, a decrease of $136.8 million from December 31, 2005. This decrease was primarily due to the repayment of all amounts outstanding under our senior secured credit facility and another credit facility primarily with proceeds received from the sale of Supremex and from our debt refinancing in June 2006 (see Debt Refinancing below), offset in part by an increase in our new revolving credit facility which was used to fund the Rx Technology acquisition in July 2006. See Note 2 to the consolidated financial statements included in
Item 8 of this Annual Report on Form 10-K. As of December 31, 2006, approximately 82% of our outstanding debt was subject to fixed interest rates. See Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. As of February 12, 2007, we had $80 million outstanding under our new revolving credit facility, of which approximately $78 million was used to fund the acquisition of Printegra.

    On June 23, 2006, we completed a tender offer and consent solicitation, which we refer to as the Tender Offer, for any and all of our 9 5/8% Senior Notes due 2012 and extinguished approximately $339.5 million in aggregate principal amount (approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer.

    On June 21, 2006, we entered into a credit agreement that provides for $525 million of senior secured credit facilities with a syndicate of lenders, which we refer to as the Credit Facilities. The Credit Facilities consist of a $200 million six-year revolving credit facility, which we refer to as the Revolving Credit Facility, and a $325 million seven-year term loan facility, which we refer to as the Term Loan. The Credit Facilities contain customary financial covenants, including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Borrowing rates under the Credit Facilities are determined at our option at the time of each borrowing and are based on the London Interbank Offered Rate, LIBOR, or the prime rate publicly announced from time to time, in each case plus a specified interest rate margin. The Credit Facilities are secured by substantially all of our assets. We used proceeds from the Credit Facilities and other available cash to fund the Tender Offer, to retire our existing senior secured credit facility due 2008 (which had no amounts outstanding), and for $3.8 million of debt issuance costs.

    During June 2006, we entered into interest rate swap agreements to hedge interest rate exposure for $220 million notional amount of our floating rate debt. This hedge of the interest rate risk was designated and documented at inception as a cash flow hedge. These interest rate swap agreements provide a fixed interest rate on $220 million notional amount of our floating rate debt.

    As of December 31, 2006, we had outstanding letters of credit and surety bonds of approximately $28.6 million related to performance and payment guarantees. In addition, we had an outstanding letter of credit of $0.8 million issued in support of other debt. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

    Our current credit ratings are as follows:

                                                                                     SENIOR
                                    CORPORATE         CREDIT         SENIOR       SUBORDINATED
        RATING AGENCY                 RATING        FACILITIES       NOTES           NOTES            LAST UPDATE
        -------------                 ------        ----------       ------       ------------       -------------
Standard & Poor's.............          B+              B+             NR              B-            February 2007
Moody's.......................          B1             Ba3             B2              B3            February 2007

    In connection with Cenveo's December 2006 agreement to acquire Cadmus for approximately $440 million, and the subsequent acquisition of Printegra, the rating agencies identified above affirmed the corporate rating of Cenveo in February 2007. Additionally, Moody's and S&P assigned ratings of Ba3 and B+ respectively to the Credit Facilities that will be used to finance the Cadmus acquisition.

    The terms of our existing debt do not have any rating triggers that impact our funding. We are currently engaged in obtaining debt financing, the terms of which are still to be finalized, that will augment cash on hand and proceeds from the sale of our remaining units in the Fund which will be used to finance the acquisition of Cadmus. We do not believe that our current ratings will impact our ability to raise the additional capital needed to fund the acquisition.

    We expect that internally generated cash flow following the consummation of the Cadmus acquisition and the financing available under our Credit Facilities will be sufficient to fund our working capital needs and long-term growth; however, this cannot be assured.

    As of December 31, 2006, the Company was in compliance with all covenants under its debt agreements.

    On February 12, 2007, we completed the acquisition of all of the common stock of Printegra for approximately $78 million in cash, which was funded through our revolving credit facility. Printegra generates annual revenues of approximately $90 million and operates thirteen strategically located facilities in the U.S. Printegra produces printed business communication documents, including laser cut sheets, envelopes, business forms, security documents, and labels, which are regularly consumed by small and large businesses.

    On December 26, 2006, Cenveo and Cadmus, signed a definitive merger agreement whereby Cenveo will acquire 100% of the outstanding stock of Cadmus for $24.75 per share. Cadmus is a provider of end-to-end integrated graphic communications services to professional publishers, not-for-profit societies and corporations as well as a leading provider of specialty packaging and related marketing materials for corporations. The acquisition of Cadmus will be financed with additional term loan facilities, incremental borrowings on our existing revolving credit facility, assumption of some of Cadmus' existing debt and cash on hand, which will include the proceeds from the sale of our remaining units in the Fund. On February 22, 2007, we agreed to sell our remaining units in the Fund and expect to receive net estimated proceeds of $67 million in March 2007. The Company's existing Credit Facilities will be amended in conjunction with the Cadmus acquisition and the related financing. We expect to close the Cadmus acquisition in March 2007, pending Cadmus shareholder approval. The acquisition of Cadmus will make Cenveo the third largest diversified printing company in North America, which will allow us to offer our respective customers a broader set of products and services in attractive niche markets.

    In December 2005, we amended our $300 million senior secured credit facility at no cost to us, reducing borrowing spreads to the underlying market rates and lowering associated facility fees. The amendment also lowered the borrowing availability amount that would trigger the fixed charge coverage ratio covenant.

    In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the then current board of directors approved a reconstituted board of directors and simultaneously a new Chairman and Chief Executive Officer was appointed effective September 12, 2005. In light of the then current board of director's approval of the successor members of the board, the transition did not constitute a change of control under our debt agreements.

    As of December 31, 2005, we had outstanding letters of credit and surety bonds of approximately $28.7 million related to performance and payment guarantees. In addition, we had an outstanding letter of credit of $0.9 million issued in support of other debt.

    OFF-BALANCE SHEET ARRANGEMENTS. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of December 31, 2006 and 2005, we do not have any off-balance sheet arrangements.

    GUARANTEES. In conjunction with the sale of the prime label business in May 2002, we guarantee a lease obligation that expires in April 2008. At December 31, 2006, the contingent liability under the guarantee was $3.5 million. We have not made, nor do we expect to make, any payments under this guarantee.

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

    We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

    ALLOWANCE FOR LOSSES ON ACCOUNTS RECEIVABLE. We maintain a valuation allowance based on the expected collectibility of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of customers and related aging of past due balances. As of December 31, 2006 and 2005, the allowance provided for potentially uncollectible accounts receivable was $4.8 million and $5.2 million, respectively. Charges for bad debts recorded to the statement of operations were $4.3 million in 2006, $3.4 million in 2005 and $3.2 million in 2004. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.

    PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2006, 2005 and 2004, in connection with our restructuring program, we recorded impairment charges, net on long-lived assets of $3.6 million, $26.3 million and $2.6 million, respectively. See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.

    PROVISION FOR IMPAIRMENT OF GOODWILL. We evaluate the carrying value of our goodwill in the fourth quarter each year and whenever events or circumstances make it more likely than not that an impairment may have occurred. Determining whether an impairment has occurred requires the valuation of each of our reporting units, which we estimate using either discounted cash flows or comparative market multiples. In preparing projected future cash flows, we use our judgment in projecting the profitability of our reporting units, their growth in future years, investment and working capital requirements and the selection of an appropriate discount rate. In our comparisons to market multiples of other similar companies, we use judgment in the selection of the companies included in the analysis. We currently believe there is no impairment of our goodwill; however, if our estimates of the valuations of our reporting units prove to be inaccurate, an impairment charge could be necessary in future years.

    SELF-INSURANCE RESERVES. We are self-insured for the majority of our workers' compensation costs and group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance workers' compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is increased to reflect the estimated future development of the claims. Our liability for workers' compensation claims is the estimated total cost of the claims on a fully-developed basis discounted based on anticipated payment patterns. As of December 31, 2006, the undiscounted liability was $13.0 million and the discounted liability was $11.1 million using a 4% discount rate. Workers' compensation expense incurred in 2006, 2005 and 2004 was $5.3 million, $6.0 million and $7.2 million, respectively, and were based on an actuarial estimates.

    Our self-insured healthcare liability represents our estimate of claims that have been incurred but not reported as of December 31, 2006. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $4.2 million and $5.1 million as of December 31, 2006 and 2005, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. Our liability as of December 31, 2006 decreased from the prior year, primarily due to the significant reduction in our workforce. The estimate of our liability for employee healthcare represents approximately 45 days of unreported claims.

    While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers' compensation and healthcare expenses we have recorded.

    ACCOUNTING FOR INCOME TAXES. We are required to estimate our income taxes in each jurisdiction in which we operate which includes the U.S. and Canada. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of December 31, 2006, we had net deferred tax assets of $11.7 million from our U.S. operations. As of December 31, 2006 and 2005, we had foreign net deferred tax liabilities of $4.4 million and $10.0 million, respectively.

    We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the "more likely than not" recognition criteria under SFAS 109, record a valuation allowance against the deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We considered our recent operating results and anticipated 2007 taxable income in assessing the need for our valuation allowance. As a result, in the fourth quarter of 2006, we adjusted our valuation allowance to reflect the realizability of deferred tax assets. For 2006, we decreased our valuation allowance by approximately $59.4 million, primarily as a result of utilizing our net operating loss carryforwards principally against the gain on sale of Supremex and certain other assets, which is reflected in discontinued operations. During 2005, due to insufficient positive evidence substantiating recoverability, we increased our valuation allowance against our deferred tax assets to $113.9 million. This resulted from new management determining that it would no longer implement prior identified tax planning strategies. Accordingly, in 2005, we increased the valuation allowance by $87.1 million, which included $7.1 million relating to the tax benefit from stock-based compensation.

    The remaining portion of our valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that our remaining deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our valuation allowance. The increase or reversal of all or a portion of our tax valuation allowance could have a significant negative or positive impact on future earnings. Any reversal of the valuation allowance related to stock-based compensation will be reflected as a component of shareholders' equity and will not affect the future effective income tax rate.

    Our policy is to establish a tax contingency liability for potential tax issues. A tax contingency liability is based on our estimate of whether it is probable additional taxes will be due in the future. As of December 31, 2006 and 2005, we had future tax contingency liabilities of $12.6 million and $9.5 million, respectively, recorded in other liabilities on our consolidated balance sheets.

NEW ACCOUNTING PRONOUNCEMENTS

    We are required to adopt certain new accounting pronouncements. See
Note 1 to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K.

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

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is the London Interbank Offered Rate ("LIBOR") plus a margin. At December 31, 2006, we had variable rate debt outstanding of $120.4 million. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense and reduce our net income by approximately $1.2 million.

    We have operations in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates of the Canadian dollar. For the year ended December 31, 2006, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and operating income of approximately $10.2 million and $1.1 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cenveo, Inc.

    We have audited the accompanying consolidated balance sheets of Cenveo, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cenveo, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Notes 1, 12 and 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123(R), "Share-Based Payment", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cenveo, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

                                  /s/  ERNST & YOUNG LLP

Stamford, Connecticut
February 28, 2007

                                CENVEO, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (in thousands, except par values)

                                                                         DECEMBER 31,
                                                                  ---------------------------
                                                                     2006             2005
                                                                  ----------       ----------
                           ASSETS
Current assets:
    Cash and cash equivalents...............................      $   10,558       $    1,035
    Accounts receivable, net................................         230,098          247,277
    Inventories.............................................          92,406          108,704
    Assets held for sale....................................          51,966               --
    Prepaid and other current assets........................          41,413           25,767
                                                                  ----------       ----------
        Total current assets................................         426,441          382,783

Property, plant and equipment, net..........................         251,103          317,606
Goodwill....................................................         258,136          311,146
Other intangible assets, net................................          31,985           23,961
Other assets, net...........................................          34,285           44,068
                                                                  ----------       ----------
    Total assets............................................      $1,001,950       $1,079,564
                                                                  ==========       ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current maturities of long-term debt....................      $    7,513       $    2,791
    Accounts payable........................................         116,067          124,901
    Accrued compensation and related liabilities............          40,242           53,765
    Other current liabilities...............................          63,609           79,051
                                                                  ----------       ----------
        Total current liabilities...........................         227,431          260,508

Long-term debt..............................................         667,782          809,345
Deferred income taxes.......................................           4,356           10,045
Other liabilities...........................................          40,640           49,216
Commitments and contingencies
Shareholders' equity (deficit):
    Preferred stock, $0.01 par value; 25 shares authorized,
      none issued...........................................              --               --
    Common stock, $0.01 par value; 100,000 shares
      authorized, 53,515 and 53,025 shares issued and
      outstanding as of December 31, 2006 and 2005,
      respectively..........................................             535              530
    Paid-in capital.........................................         244,894          239,432
    Retained deficit........................................        (186,436)        (305,091)
    Unearned compensation...................................              --           (1,825)
    Accumulated other comprehensive income..................           2,748           17,404
                                                                  ----------       ----------
        Total shareholders' equity (deficit)................          61,741          (49,550)
                                                                  ----------       ----------
Total liabilities and shareholders' equity (deficit)........      $1,001,950       $1,079,564
                                                                  ==========       ==========

                       See notes to consolidated financial statements.

                                CENVEO, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)

                                                                   YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                            2006             2005             2004
                                                         ----------       ----------       ----------
Net sales..........................................      $1,511,224       $1,594,781       $1,597,652
Cost of sales......................................       1,208,500        1,319,950        1,313,275
Selling, general and administrative................         189,476          218,740          236,161
Amortization of intangible assets..................           5,473            5,147            5,381
Restructuring, impairment and other charges........          41,096           77,254            5,407
                                                         ----------       ----------       ----------
  Operating income (loss)..........................          66,679          (26,310)          37,428
Loss on sale of non-strategic businesses...........           2,035            4,479               --
Interest expense, net..............................          60,980           73,821           73,208
Loss from the early extinguishment of debt.........          32,744               --           17,748
Other (income) expense, net........................             (78)           1,143            2,459
                                                         ----------       ----------       ----------
  Loss from continuing operations before income
    taxes..........................................         (29,002)        (105,753)         (55,987)
Income tax (benefit) expense.......................          (7,177)          42,348          (11,279)
                                                         ----------       ----------       ----------
  Loss from continuing operations..................         (21,825)        (148,101)         (44,708)
Income from discontinued operations, net of
  taxes............................................         140,480           13,049           25,000
                                                         ----------       ----------       ----------
  Net income (loss)................................      $  118,655       $ (135,052)      $  (19,708)
                                                         ==========       ==========       ==========
Income (loss) per share--basic and diluted:
    Continuing operations..........................      $    (0.41)      $    (2.96)      $    (0.94)
    Discontinued operations........................            2.64             0.26             0.53
                                                         ----------       ----------       ----------
    Net income (loss)..............................      $     2.23       $    (2.70)      $    (0.41)
                                                         ==========       ==========       ==========
Weighted average shares--basic and diluted.........          53,288           50,038           47,750

                       See notes to consolidated financial statements.

                                       CENVEO, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                          YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                    2006            2005            2004
                                                                  ---------       ---------       --------
Cash flows from operating activities:
  Net income (loss).........................................      $ 118,655       $(135,052)      $(19,708)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Gain on sale of discontinued operations, net of
       taxes................................................       (127,438)             --         (1,230)
      Income from discontinued operations, net of taxes.....        (13,042)        (13,049)       (23,770)
      Depreciation..........................................         35,220          43,101         44,148
      Amortization of other intangible assets...............          5,473           5,147          5,381
      Amortization of deferred financing costs..............          1,728           3,603          4,578
      Deferred income taxes.................................        (10,881)         35,665        (12,657)
      Non-cash restructuring, impairment and other charges,
       net..................................................         10,346          32,010          3,228
      Loss on early extinguishment of debt..................         32,744              --         17,748
      Loss on sale of non-strategic businesses..............          2,035           4,479             --
      Provisions for bad debts..............................          4,345           3,427          3,196
      Provisions for inventory obsolescence.................          1,900           2,936          1,127
      Deferred compensation provision.......................          5,954           2,505            718
      Loss (gain) on disposal of assets.....................            379            (555)           670
Changes in operating assets and liabilities, excluding the
 effects of acquired businesses:
      Accounts receivable...................................         (6,508)            341        (27,383)
      Inventories...........................................          2,212            (139)       (18,124)
      Accounts payable and accrued compensation and related
       liabilities..........................................        (15,905)        (59,386)        33,203
      Other working capital changes.........................        (23,790)          8,652         (2,648)
      Other, net............................................         (2,688)          2,312          3,620
                                                                  ---------       ---------       --------
        Net cash provided by (used in) continuing operating
         activities.........................................         20,739         (64,003)        12,097
        Net cash provided by discontinued operating
         activities.........................................          2,617          25,330         25,894
Cash flows from investing activities:
      Cost of business acquisitions, net of cash acquired...        (49,425)         (3,552)        (9,926)
      Capital expenditures..................................        (19,930)        (28,154)       (26,240)
      Acquisition payments..................................         (4,653)         (4,053)        (3,248)
      Proceeds from divestitures, net.......................          3,189           8,377          2,000
      Proceeds from sale of property, plant and equipment...         11,475           3,796          2,949
                                                                  ---------       ---------       --------
        Net cash used in investing activities of continuing
         operations.........................................        (59,344)        (23,586)       (34,465)
      Proceeds from the sale of discontinued operations.....        211,529              --             --
      Proceeds from the sale of property, plant and
       equipment of discontinued operations.................             --             211             63
      Capital expenditures for discontinued operations......           (632)         (2,603)        (1,195)
                                                                  ---------       ---------       --------
        Net cash provided by (used in) investing activities
         of discontinued operations.........................        210,897          (2,392)        (1,132)
                                                                  ---------       ---------       --------
        Net cash provided by (used in) investing
         activities.........................................        151,553         (25,978)       (35,597)
Cash flows from financing activities:
      Repayment of 9 5/8% senior notes......................       (339,502)             --             --
      (Repayments) borrowings under senior secured revolving
       credit facility, net.................................       (123,931)         45,490          5,131
      Repayments of term loan...............................           (813)             --             --
      Repayments of other long-term debt....................        (13,095)         (3,123)      (304,323)
      Payment of redemption premiums and expenses...........        (26,142)             --        (13,528)
      Payment of debt issuance costs........................         (3,770)             --         (9,077)
      Purchase and retirement of common stock and
       cancellation of RSUs.................................         (1,786)           (187)            --
      Proceeds from issuance of term loan...................        325,000              --             --
      Borrowings under new revolving credit facility, net...         15,500              --             --
      Proceeds from issuance of long-term debt..............             --              --        320,000
      Proceeds from exercise of stock options...............          1,956          22,433             48
      Proceeds from excess tax benefit from stock based
       compensation.........................................          1,168              --             --
                                                                  ---------       ---------       --------
        Net cash (used in) provided by financing
         activities.........................................       (165,415)         64,613         (1,749)
Effect of exchange rate changes on cash and cash
 equivalents of continuing operations.......................             14             107            (16)
Effect of exchange rate changes on cash and cash equivalents
 of discontinued operations..... ...........................             15             170           (140)
                                                                  ---------       ---------       --------
        Net increase in cash and cash equivalents...........          9,523             239            489
Cash and cash equivalents at beginning of year..............          1,035             796            307
                                                                  ---------       ---------       --------
Cash and cash equivalents at end of year....................      $  10,558       $   1,035       $    796
                                                                  =========       =========       ========

                              See notes to consolidated financial statements.

                                                CENVEO, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                       (in thousands)

                                                                                                ACCUMULATED        TOTAL
                                                                                                   OTHER       SHAREHOLDERS'
                                                COMMON   PAID-IN    RETAINED      DEFERRED     COMPREHENSIVE      EQUITY
                                                STOCK    CAPITAL    (DEFICIT)   COMPENSATION   INCOME (LOSS)     (DEFICIT)
                                                ------   --------   ---------   ------------   -------------   -------------
BALANCE AT DECEMBER 31, 2003..................   $484    $213,850   $(150,331)    $(1,714)       $  5,730        $  68,019
Comprehensive income (loss):
Net loss......................................                        (19,708)                                     (19,708)
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $1,186..........................                                                     (1,892)          (1,892)
  Currency translation adjustment.............                                                     10,169           10,169
                                                                                                                 ---------
    Other comprehensive income................                                                                       8,277
                                                                                                                 ---------
      Total comprehensive loss................                                                                     (11,431)
Issuance of restricted shares.................      3       1,004                  (1,007)                              --
Exercise of stock options.....................                 48                                                       48
Amortization of deferred compensation.........                                        718                              718
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2004..................    487     214,902    (170,039)     (2,003)         14,007           57,354
Comprehensive income (loss):
Net loss......................................                       (135,052)                                    (135,052)
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   benefit of $743............................                                                     (1,187)          (1,187)
  Currency translation adjustment.............                                                      4,584            4,584
                                                                                                                 ---------
    Other comprehensive income................                                                                       3,397
                                                                                                                 ---------
      Total comprehensive loss................                                                                    (131,655)
Cancellation of restricted shares.............     (4)     (1,993)                    795                           (1,202)
Issuance of restricted shares.................      5       4,030                  (4,035)                              --
Exercise of stock options.....................     42      22,391                                                   22,433
Purchase and retirement of common stock.......               (187)                                                    (187)
Amortization of deferred compensation and
 restricted stock units.......................                289                   3,418                            3,707
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2005..................    530     239,432    (305,091)     (1,825)         17,404          (49,550)
Comprehensive income (loss):
Net income....................................                        118,655                                      118,655
Other comprehensive income (loss):
  Pension liability adjustment, net of tax
   expense of $429............................                                                      6,326            6,326
  Unrealized loss on cash flow hedges.........                                                     (2,992)          (2,992)
  Currency translation adjustment.............                                                     (3,603)          (3,603)
  Reclassifications to earnings on sale of
   discontinued operations:
    Currency translation adjustment...........                                                    (14,387)         (14,387)
                                                                                                                 ---------
    Other comprehensive loss..................                                                                     (14,656)
                                                                                                                 ---------
      Total comprehensive income..............                                                                     103,999
Reversal of unamortized deferred compensation
 on adoption of SFAS 123(R)...................             (1,825)                  1,825                               --
Exercise of stock options.....................      5       1,951                                                    1,956
Purchase and retirement of common stock and
 cancellation of RSUs.........................             (1,786)                                                  (1,786)
Amortization of stock based compensation......              5,954                                                    5,954
Excess tax benefit from stock based
 compensation.................................              1,168                                                    1,168
                                                 ----    --------   ---------     -------        --------        ---------
BALANCE AT DECEMBER 31, 2006..................   $535    $244,894   $(186,436)    $    --        $  2,748        $  61,741
                                                 ====    ========   =========     =======        ========        =========

                                 See notes to consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. Cenveo, Inc. and subsidiaries (collectively, the "Company" or "Cenveo") are engaged in the printing and manufacturing of envelopes, business forms and labels and commercial printing. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol "CVO".

    The Company's reporting periods for 2006, 2005 and 2004 in this report consist of 52, 52, and 53-week periods, respectively, ending on the Saturday closest to the last day of the calendar month and ended on December 30, 2006, December 31, 2005, and January 1, 2005, respectively. The accompanying consolidated financial statements are presented as ending on December 31, since the effect of reporting periods not ending on that date are not material.

    The consolidated financial statements include the accounts of Cenveo, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. On March 31, 2006, the Company sold to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec (the "Fund"), all of the shares of Supremex Inc. ("Supremex"), a Canadian subsidiary of the Company, and certain other assets of the envelope, forms and labels segment. Beginning in the fourth quarter of 2006, the financial results of Supremex and the other assets sold have been accounted for as a discontinued operation resulting in the Company's historical consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations (Notes 3, 13, 15 and 20).

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, inventory obsolescence, depreciation and amortization lives, asset impairment evaluations, tax assets and liabilities, self-insurance accruals and other contingencies. Actual results could differ from estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

    ACCOUNTS RECEIVABLE. Accounts receivable are recorded at invoiced amounts. As of December 31, 2006 and 2005, accounts receivable were reduced by an allowance for doubtful accounts of $4.8 million and $5.2 million, respectively.

    INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. As of December 31, 2006 and 2005, inventory was reduced by an allowance for obsolescence of $4.9 million and $5.9 million, respectively.

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

    COMPUTER SOFTWARE. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and seven years. Net computer software costs included in property, plant and equipment were $7.9 million and $10.1 million as of December 31, 2006 and 2005, respectively.

    DEBT ISSUANCE COSTS. Direct expenses such as legal, accounting and underwriting fees incurred to issue or extend debt, are included in other assets, net in the consolidated balance sheets. Debt issuance costs were $8.4 million and $13.0 million as of December 31, 2006 and 2005, respectively, net of accumulated amortization, and are amortized over the term of the related debt as interest expense. In June of 2006, the Company refinanced certain of its long-term debt and wrote off approximately $6.6 million of debt issuance costs associated with the debt retired and capitalized $3.8 million of costs related to the Company's new debt (Note
9). Interest expense includes $1.7 million, $3.6 million and $4.6 million of debt issuance costs amortized in 2006, 2005 and 2004, respectively.

    GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is reviewed annually in the fourth quarter to determine if there is impairment, or more frequently if an indication of possible impairment exists. No impairment charges for goodwill or other intangible assets were recorded in 2006, 2005 or 2004.

    Other intangible assets primarily arise from the purchase price allocations of businesses acquired and are based on independent appraisals or internal estimates. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similar to goodwill.

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

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in other current liabilities in the consolidated balance sheets (Note 8).

    FREIGHT COSTS. The costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales. Freight costs that are included in the price of the product are included in net sales.

    ADVERTISING COSTS. All advertising costs are expensed as incurred. Advertising costs were $2.6 million, $4.0 million and $5.2 million in 2006, 2005 and 2004, respectively.

    FOREIGN CURRENCY TRANSLATION. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at year-end exchange rates. The effects of translation are included as a component of accumulated other comprehensive income in shareholders' equity (deficit) in the consolidated balance sheet. Income and expense items are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in income.

    STOCK-BASED COMPENSATION. Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used (see Note 12).

    INCOME TAXES. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 10).

    In addition, the Company's policy is to establish tax contingency liabilities for potential tax issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2006 and 2005, the Company had $12.6 million and $9.5 million, respectively, of tax contingency liabilities included in other liabilities in the consolidated balance sheets.

    NEW ACCOUNTING PRONOUNCEMENTS. Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual case when specific transition provisions are not provided by the accounting pronouncement. SFAS 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under SFAS 154, a change in the method of applying an accounting principle would also be considered a change in accounting principle. The adoption of SFAS 154 did not have any immediate effect on its

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

consolidated financial position or results of operations, except for the adoption of SFAS 123(R), which provides specific transition provisions.

    In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158") (Note 13).

    In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"), which was effective for the Company on January 1, 2007. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

    In September 2006, the FASB issued SFAS No. 157, Fair Value
Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the potential impact SFAS 157 will have on its consolidated financial statements.

2. ACQUISITIONS

    Acquisitions are accounted for under the purchase method of accounting; accordingly, the assets and liabilities of the acquired businesses have been recorded at estimated fair value at the date acquired with the excess of the purchase price over the estimated fair value recorded as goodwill (Note 20).

    On July 12, 2006, the Company completed the acquisition of all of the common stock of Rx Label Technology Corporation, with annual sales of approximately $35 million. This new subsidiary of the Company operates under the name Rx Technology Corporation ("Rx Technology"). Rx Technology specializes in providing pharmacies with labels used to dispense prescription drugs to consumers. The aggregate purchase price paid for Rx Technology by the Company was approximately $49.4 million, which included $0.6 million of fees and expenses. The fair values of property, plant and equipment and other intangible assets were determined in accordance with independent appraisals. The Rx Technology acquisition has preliminarily resulted in $29.1 million of goodwill, of which approximately $8.9 million is deductible for income tax purposes. The other identifiable intangible assets determined by the independent appraisal were $12.9 million of customer relationships which is being amortized over their estimated weighted average useful life of 19 years and $0.6 million of patent technology which is being amortized over six years (Note 7). Rx Technology's operations are included within the Company's envelopes, forms and labels segment results.

    In May 2005, the Company purchased the assets of Digidel, Inc., a provider of pre-press services to commercial printing companies in Philadelphia, Pennsylvania with annual sales of approximately $3.0 million. The purchase price was $4.6 million ($3.6 million paid in 2005 and $1.0 million paid in 2006) of which $0.7 million was allocated to tangible net assets, $0.3 million to intangible assets and $3.6 million to goodwill. The Company consolidated this operation with its commercial printing plant in Philadelphia, Pennsylvania.

    In July 2004, the Company purchased the stock of Valco Graphics Inc., a commercial printing company in Seattle, Washington with annual sales of approximately $18.0 million. The purchase price was $9.6 million with $5.1 million allocated to tangible net assets and $4.5 million allocated to goodwill.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. ACQUISITIONS (CONTINUED)

Valco Graphics Inc. was consolidated with the Company's existing commercial printing plant in Seattle, Washington.

    In August 2004, the Company purchased the assets of WWP Property Management, Inc., a commercial printing company in San Francisco, California with annual sales of approximately $14.0 million. The purchase price was $2.8 million ($1.4 million paid in each of 2004 and 2005) with $2.7 million allocated to tangible net assets and $0.1 million allocated to goodwill. The Company has consolidated this operation with its existing commercial printing plant in San Francisco, California and is operating the combined entity as Cenveo, San Francisco.

    The results of the acquired businesses have been included in the Company's consolidated results from their respective acquisition dates. Pro forma results for 2006 and 2005, assuming the acquisitions had been made at the beginning of the applicable period, have not been presented since they would not be materially different from the Company's reported results.

3. DISCONTINUED OPERATIONS

    Supremex

    On March 31, 2006, the Company sold to the Fund all of the shares of Supremex, which operated the Company's Canadian envelope operations, and certain other assets. At closing, the Company received cash proceeds of approximately $119.4 million, net of transaction expenses and subject to the finalization of a working capital adjustment, and approximately 11.4 million units of the Fund (representing a 36.5% economic and voting interest in the Fund). The March 31, 2006 sale resulted in a pre-tax gain of approximately $124.1 million in the first quarter of 2006, after the allocation of $55.8 million of goodwill to the business as required by SFAS 142, Goodwill and Other Intangible Assets. In addition, after closing, in April 2006 the Company received approximately (1) $71.4 million of proceeds relating to the March 31, 2006 sale and recorded a pre-tax gain of approximately $1.4 million as a result of the Canadian dollar strengthening against the U.S. dollar, and (2) $20.7 million from the sale of 2.5 million units in the Fund relating to an over-allotment option to the underwriters and recorded a pre-tax gain of approximately $9.3 million, which reduced the Company's economic and voting interest in the Fund to 28.6%. The Company used a significant portion of the above proceeds received to repay amounts outstanding under its senior secured credit facility on March 31, 2006 and to repay another credit facility in April 2006.

    In December 2006, the Company decided to sell its remaining units in the Fund prior to the end of the first quarter of 2007 and determined it would not have any significant influence over its investment after the planned sale (Note 20). Accordingly, the operating revenues and expenses of these assets through March 31, 2006 have been classified as discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented, beginning in the fourth quarter of 2006. Discontinued operations also includes equity income of $6.2 million related to the Company's retained investment in the Fund after the March 31, 2006 sale through December 31, 2006. From April 2006 through December 2006, the Company received $6.2 million of distributions from the Fund. As a result of the finalization of the working capital adjustment in December 2006, the Company recorded an additional pre-tax gain on the sale of $3.5 million and a reduction to the gain on sale of $2.7 million as a result of finalization of 2005 tax returns. As of December 31, 2006, the Company's investment in the Fund was $46.2 million, which is classified in assets held for sale on the consolidated balance sheet.

    In 2006, the operating results of the discontinued operations are for the period from January 1, 2006 to March 31, 2006, the date of the sale, and includes equity income from April 1, 2006 through

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. DISCONTINUED OPERATIONS (CONTINUED)

December 31, 2006. The following table summarizes certain statement of operations data for discontinued operations (in thousands):

                                                                2006           2005           2004
                                                              --------       --------       --------
Net sales...............................................      $ 41,391       $154,600       $145,262
Operating income........................................         8,838         34,208         35,306
Income tax expense......................................        (1,373)       (19,948)       (11,620)
Gain on sale of discontinued operations, net of taxes of
  $8,495 and $770 in 2006 and 2004, respectively........       127,438             --          1,230
Income from discontinued operations, net of tax.........       140,480         13,049         25,000

    Other

    In June 2004, the Company collected $2.0 million of an unsecured note receivable from the sale of its extrusion coating and laminating business segment of American Business Products, Inc. ("Jen Coat") in 2000, which was fully reserved at the time of the sale. The proceeds of $2.0 million, net of tax of $0.8 million, are recorded as a gain on disposal of discontinued operations in 2004.

4. OTHER DIVESTITURES

    During 2006, the Company sold three small non-strategic commercial printing businesses in Somerville, Massachusetts, Bloomfield Hills, Michigan and Memphis, Tennessee for net proceeds of $3.2 million and recorded losses on sale of non-strategic businesses of $2.0 million.

    During 2005, the Company sold six small non-strategic businesses, including a fine papers business in Ontario, Canada, a mailing supplies business in Dekalb, Illinois, printing operations in Riviera Beach, Florida, Jacksonville, Illinois and Osage Beach, Missouri and a jet printing operation in Vancouver, Canada for net proceeds of $8.4 million and recorded losses on sale of non-strategic businesses of $4.5 million.

    The following table summarizes the net sales and operating income
(loss) of the businesses that were sold for the years ended December 31, (in thousands):

                                                                  2006          2005          2004
                                                                 -------       -------       -------
     Net sales............................................       $ 9,355       $43,773       $75,626
     Operating income.....................................        (1,375)          345           205

     The dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the consolidated financial statements, because either the Company has continuing involvement with these entities, migration of cash flows to other Cenveo locations has occurred or the operations are not material.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. INVENTORIES

    Inventories by major category are as follows (in thousands):

                                                                        DECEMBER 31
                                                                   ----------------------
                                                                    2006           2005
                                                                   -------       --------
     Raw materials..........................................       $28,247       $ 32,586
     Work in process........................................        21,638         28,115
     Finished goods.........................................        42,521         48,003
                                                                   -------       --------
                                                                   $92,406       $108,704
                                                                   =======       ========

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment (Note 11) are as follows (in thousands):

                                                                            DECEMBER 31
                                                                     -------------------------
                                                                       2006            2005
                                                                     ---------       ---------
     Land and land improvements.............................         $  13,562       $  18,460
     Buildings and improvements.............................            80,740         108,229
     Machinery and equipment................................           437,910         500,535
     Furniture and fixtures.................................            10,771          11,579
     Construction in progress...............................             6,974          14,532
                                                                     ---------       ---------
                                                                       549,957         653,335
     Accumulated depreciation...............................          (298,854)       (335,729)
                                                                     ---------       ---------
                                                                     $ 251,103       $ 317,606
                                                                     =========       =========

7. GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill for 2006 and 2005 by reportable segment (Note 18) are as follows (in thousands):

                                                        ENVELOPES, FORMS       COMMERCIAL
                                                           AND LABELS           PRINTING         TOTAL
                                                        ----------------       ----------       --------
Balance as of December 31, 2004...................          $217,465            $91,473         $308,938
  Acquisitions....................................                --              2,725            2,725
  Dispositions....................................            (1,127)            (1,260)          (2,387)
  Foreign currency translation....................             1,700                170            1,870
                                                            --------            -------         --------
Balance as of December 31, 2005...................          $218,038            $93,108         $311,146
  Acquisitions....................................            29,122                 --           29,122
  Dispositions....................................           (55,739)              (747)         (56,486)
  Reclassified to assets held for sale............           (25,749)                --          (25,749)
  Foreign currency translation....................                --                103              103
                                                            --------            -------         --------
Balance as of December 31, 2006...................          $165,672            $92,464         $258,136
                                                            ========            =======         ========

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

    Other intangible assets are as follows (in thousands):

                                                                    DECEMBER 31
                                    ----------------------------------------------------------------------------
                                                    2006                                    2005
                                    ------------------------------------    ------------------------------------
                                     GROSS                        NET        GROSS                        NET
                                    CARRYING    ACCUMULATED     CARRYING    CARRYING    ACCUMULATED     CARRYING
                                     AMOUNT     AMORTIZATION     AMOUNT      AMOUNT     AMORTIZATION     AMOUNT
                                    --------    ------------    --------    --------    ------------    --------
INTANGIBLE ASSETS WITH
 DETERMINABLE LIVES:
  Customer relationship.........    $29,906       $(13,001)     $16,905     $17,006       $ (8,336)     $ 8,670
  Trademarks and tradenames.....     14,551         (2,487)      12,064      14,551         (2,092)      12,459
  Patents.......................      3,028         (1,218)       1,810       2,428         (1,004)       1,424
  Non-compete agreements........      1,640         (1,591)          49       2,415         (2,196)         219
  Other.........................        768           (331)         437         768           (299)         469
                                    -------       --------      -------     -------       --------      -------
                                     49,893        (18,628)      31,265      37,168        (13,927)      23,241
INTANGIBLE ASSETS WITH
 INDEFINITE LIVES:
  Pollution credits.............        720             --          720         720             --          720
                                    -------       --------      -------     -------       --------      -------
      Total.....................    $50,613       $(18,628)     $31,985     $37,888       $(13,927)     $23,961
                                    =======       ========      =======     =======       ========      =======

    As of December 31, 2006, the weighted average remaining amortization period for customer relationships was 13 years, trademarks and tradenames was 33 years, patents was seven years and other was 27 years.

    Total pre-tax amortization expense for the five years ending December 31, 2011 is estimated to be as follows: $5.8 million, $1.4 million, $1.4 million, $1.4 million and $1.4 million, respectively.

8. OTHER CURRENT LIABILITIES

    Other current liabilities are as follows (in thousands):

                                                                       DECEMBER 31
                                                                  ---------------------
                                                                   2006          2005
                                                                  -------       -------
     Accrued customer rebates...............................      $19,135       $18,639
     Accrued taxes..........................................       11,282         9,542
     Accrued interest.......................................        5,267        16,003
     Restructuring liabilities..............................        4,521         7,964
     Other accrued liabilities..............................       23,404        26,903
                                                                  -------       -------
                                                                  $63,609       $79,051
                                                                  =======       =======

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                        DECEMBER 31
                                                                  -----------------------
                                                                    2006           2005
                                                                  --------       --------
    Term Loan, due 2013.....................................      $324,188       $     --
    7 7/8% Senior Subordinated Notes, due 2013..............       320,000        320,000
    9 5/8% Senior Notes, due 2012...........................        10,498        350,000
    Revolving Credit Facility, due 2012.....................        15,500             --
    Senior Secured Credit Facility..........................            --        123,931
    Other...................................................         5,109         18,205
                                                                  --------       --------
                                                                   675,295        812,136
    Less current maturities.................................        (7,513)        (2,791)
                                                                  --------       --------
    Long-term debt..........................................      $667,782       $809,345
                                                                  ========       ========

    On June 23, 2006, the Company completed a tender offer and consent solicitation (the "Tender Offer") for any and all of its 9 5/8% Senior Notes due 2012 and extinguished approximately $339.5 million in aggregate principal amount (approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer. The Company may redeem the remaining outstanding 9 5/8% Senior Notes, in whole or in part, on or after March 15, 2007, at redemption prices from 104.8% to 100%, plus accrued and unpaid interest.

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

    In connection with the debt refinancing in June 2006, the Company incurred a $32.7 million loss on early extinguishment of debt related to the Tender Offer and the retirement of the Senior Secured Credit Facility, which consisted of Tender Offer premiums of $25.2 million, the write-off of previously unamortized deferred financing costs of $6.6 million and Tender Offer expenses of $0.9 million.

    In January 2004, the Company issued $320 million of 7 7/8% senior subordinated notes due 2013 ("Senior Subordinated Notes"). The interest on these notes is payable semi-annually. The Company may redeem these notes, in whole or in part, on or after December 1, 2008, at redemption prices from 103.9% to 100%, plus accrued and unpaid interest. The net proceeds from the sale of the Senior Subordinated Notes were used to fund the tender offer and redemption of the Company's 8 3/4% senior subordinated note which were due to mature in 2008. The loss recorded on the early extinguishment of

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)

the 8 3/4% senior subordinated notes consisted of redemption premiums of $13.5 million and unamortized debt issuance costs of $4.2 million. The debt issuance costs for the Senior Subordinated Notes of $7.2 million are being amortized over the term of the notes.

    The interest rate on other long-term debt was 8.6% and 8.1% at December 31, 2006 and 2005, respectively.

    The aggregate annual maturities for long-term debt are as follows (in thousands):

2007.................................      $  7,513
2008.................................         4,082
2009.................................         4,158
2010.................................         4,243
2011.................................         4,176
Thereafter...........................       651,123
                                           --------
                                           $675,295
                                           ========

    Cash interest payments on long-term debt were $68.0 million in 2006, $68.9 million in 2005 and $67.4 million in 2004.

    The estimated fair value of the Company's long-term debt was $665.9 million and $828.4 million at December 31, 2006 and 2005, respectively.

    The Credit Facilities contain certain restrictions that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. The Company is also required to comply with maximum consolidated leverage ratio and minimum consolidated interest coverage ratio financial covenants pertaining to the Credit Facilities. As of December 31, 2006, the Company was in compliance with all debt agreements.

    Interest rate swaps

    During June 2006, the Company entered into interest rate swap agreements to hedge interest rate exposure for $220 million notional amount of floating rate debt. This hedge of interest rate risk was designated and documented at inception as a cash flow hedge and is evaluated for effectiveness at least quarterly. Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. There was no ineffectiveness from this hedge through December 31, 2006. At December 31, 2006, the Company has recorded a liability of $2.8 million, which represents the decrease in the current fair value of floating rate cash inflows that are less than the fixed cash outflows over the remaining term of the hedges. The decrease of cash inflows largely reflects the decrease in LIBOR as of December 31, 2006, as compared to LIBOR at the time that the Company entered into the swap agreements. The liability is included in other liabilities and the offsetting amount is included in accumulated other comprehensive income in the consolidated balance sheet as of December 31, 2006. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company's consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of December 31, 2006, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)

    Guarantees

    In conjunction with the sale of the prime label business in 2002, the Company guarantees a lease obligation assumed by the buyer of this business. The guarantee requires the lessor to pursue collection and other remedies against the buyer before demanding payment from the Company. The remaining payments under the lease term, which expires in April 2008, are approximately $3.5 million. If the Company were required to honor its obligation under the guarantee, any loss would be reduced by the amount generated from the liquidation of the equipment.

10. INCOME TAXES

    Loss from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

                                                                2006           2005            2004
                                                              --------       ---------       --------
    Domestic............................................      $(30,691)      $(105,403)      $(59,239)
    Foreign.............................................         1,689            (350)         3,252
                                                              --------       ---------       --------
                                                              $(29,002)      $(105,753)      $(55,987)
                                                              ========       =========       ========

    Income tax (benefit) expense on loss from continuing operations for the years ended December 31, consisted of the following (in thousands):

                                                                 2006          2005           2004
                                                               --------       -------       --------
    Current tax expense (benefit):
        Federal..........................................      $  3,082       $ 5,839       $    (43)
        Foreign..........................................           247           595            965
        State............................................           375           249            456
                                                               --------       -------       --------
                                                                  3,704         6,683          1,378
    Deferred (benefit) expense:
        Federal..........................................        (9,392)       31,853        (11,141)
        Foreign..........................................            33          (239)            58
        State............................................        (1,522)        4,051         (1,574)
                                                               --------       -------       --------
                                                                (10,881)       35,665        (12,657)
                                                               --------       -------       --------
    Income tax (benefit) expense.........................      $ (7,177)      $42,348       $(11,279)
                                                               ========       =======       ========

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)

    A reconciliation of the expected tax (benefit) based on the federal statutory tax rate to the Company's actual income tax (benefit) expense for the years ended December 31, is summarized as follows(in thousands):

                                                                 2006           2005           2004
                                                               --------       --------       --------
Expected tax benefit at federal statutory income tax
  rate...................................................      $(10,150)      $(37,013)      $(19,595)
State and local income tax benefit.......................        (1,015)        (3,701)        (1,960)
Change in valuation allowance............................         1,108         79,951         20,275
Change in contingency reserves...........................            --          2,073         (6,369)
Utilization of foreign tax credits, net..................            --            (91)        (4,718)
Non-U.S. tax rate differences............................          (306)           524         (1,023)
Non-deductible expenses..................................           868            709            970
Non-deductible investment expense........................         1,248            254            313
Expiration of net operating losses.......................           565            516             --
Other....................................................           505           (874)           828
                                                               --------       --------       --------
Income tax (benefit) expense.............................      $ (7,177)      $ 42,348       $(11,279)
                                                               ========       ========       ========

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)

    Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded to reduce deferred tax assets when it is not more likely than not that a tax benefit will be realized. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities of the Company at December 31, are as follows (in thousands):

                                                                    2006           2005
                                                                  --------       ---------
    Deferred tax assets:
        Net operating loss carryforwards....................      $ 72,830       $ 127,436
        Capital loss carryforwards..........................            --          20,950
        Compensation and benefit related accruals...........        15,986          19,580
        Foreign tax credit carryforwards....................        16,662          16,662
        Alternative minimum tax credit carryforwards........         9,180           4,650
        Accounts receivable.................................         1,288           1,858
        Restructuring accruals..............................         4,769           4,896
        Gain on discontinued operations.....................        13,879              --
        Other...............................................         7,996           4,185
        Valuation allowance.................................       (54,482)       (113,854)
                                                                  --------       ---------
    Total deferred tax assets...............................        88,108          86,363

    Deferred tax liabilities:
        Property, plant and equipment.......................       (48,697)        (70,788)
        Goodwill and other intangible assets................       (26,954)        (20,641)
        Inventory...........................................        (2,659)         (2,372)
        Other...............................................        (2,425)         (2,607)
                                                                  --------       ---------
    Total deferred tax liabilities..........................       (80,735)        (96,408)
                                                                  --------       ---------
    Net deferred tax asset (liability)......................      $  7,373       $ (10,045)
                                                                  ========       =========

    The net deferred tax asset (liability) as of December 31, includes the following (in thousands):

                                                                   2006           2005
                                                                  -------       --------
    Current deferred tax asset (included in other current
      assets)...............................................      $ 4,070       $     --
    Long-term deferred tax asset (included in other assets,
      net)..................................................        7,659             --
    Long-term deferred tax liability........................       (4,356)       (10,045)
                                                                  -------       --------
        Total...............................................      $ 7,373       $(10,045)
                                                                  =======       ========

    The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $72.8 million as of December 31, 2006. The Company utilized all of its capital loss carryforwards in 2006. Net operating loss carryforwards of $189.2 million will expire in 2023 through

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)

2025, foreign tax credit carryforwards of $16.7 million will expire in 2012 through 2015 and alternative minimum tax credit carryforwards of $9.2 million do not have an expiration date.

    The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the "more likely than not" recognition criteria under SFAS 109, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated 2007 taxable income in assessing the need for its valuation allowance. As a result, in the fourth quarter of 2006, the Company adjusted its valuation allowance to reflect the realizability of deferred tax assets. In 2006, the Company decreased its valuation allowance by approximately $59.4 million, primarily as a result of utilizing its net operating loss carryforwards, principally against the gain on sale of Supremex and certain other assets, which is reflected in discontinued operations (Note 3).

    During 2005, due to insufficient positive evidence substantiating recoverability, the Company increased its valuation allowance against its net U.S. deferred tax assets by $87.1 million, which included $7.1 million relating to the tax benefit from stock-based compensation. This resulted from management determining that it would no longer implement prior identified tax planning strategies.

    During 2004, the Company increased its valuation allowance by $20.3 million. This increase resulted from the Company's belief that it would not be able to realize certain U.S. deferred tax assets through the reversal of taxable temporary differences and the execution of available tax planning strategies given the net operating losses from its U.S. operations.

    The remaining portion of the Company's valuation allowance as of December 31, 2006 will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company's income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company's valuation allowance could have a significant negative or positive impact on the Company's future earnings. Any reversal of the valuation allowance related to stock-based compensation will be reflected as paid-in capital and will not affect the Company's future effective income tax rate.

    The Company establishes tax contingency liabilities for potential tax issues, which are based on estimates of whether it is probable additional taxes will be due in the future. As of December 31, 2006 and 2005, the Company had tax contingency liabilities of $12.6 million and $9.5 million, respectively, which were included in other liabilities on its consolidated balance sheets. During 2004, the Internal Revenue Service ("IRS") completed the examination of the Company's tax years 1996 through 2002. The outcome of the tax audit resulted in the issuance of a "no change" letter by the IRS. As a result, the Company determined that tax contingency liabilities reserves of $6.4 million were no longer necessary and released these reserves in 2004.

    Net cash payments for income taxes were $2.7 million in 2006, $1.5 million in 2005 and $4.3 million in 2004.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

  2006 ACTIVITY

    During 2006, the senior management team of Cenveo substantially completed the implementation of its cost savings programs that it initiated in September 2005, including the consolidation of the Company's purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. As a result of these actions in 2006, the Company reduced headcount by approximately 900 employees, consolidated seven manufacturing facilities and closed three printing operations in 2006.

    Restructuring and impairment charges in 2006 are as follows (in thousands):

                                                   ENVELOPES,
                                                   FORMS AND       COMMERCIAL
                                                     LABELS         PRINTING        CORPORATE        TOTAL
                                                   ----------      ----------       ---------       -------
Employee separation costs....................       $ 6,746         $11,663          $1,438         $19,847
Asset impairments, net of gains on sale......         2,697             935              --           3,632
Equipment moving expenses....................         4,972           1,398              --           6,370
Lease termination expense (income), net......         2,187           2,104            (276)          4,015
Building clean-up and other expenses.........         1,734           5,460              38           7,232
                                                    -------         -------          ------         -------
    Total restructuring and impairment
      charges................................       $18,336         $21,560          $1,200         $41,096
                                                    =======         =======          ======         =======

    ENVELOPES, FORMS AND LABELS. In 2006, the envelopes, forms and labels segment closed plants in Denver, Colorado, Chestertown, Maryland, Kankakee, Illinois, Phoenix, Arizona, Terre Haute, Indiana and Atlanta, Georgia and consolidated their activities into other plants and closed an office location. As a result of these activities, the segment recorded employee separation costs of $4.9 million related to workforce reductions, impairment charges of $1.8 million, net of the gain on sale of a facility of $1.9 million, and equipment moving expenses of $4.2 million for the redeployment of equipment. In addition, the segment recorded lease termination expenses of $2.2 million, representing the net present value of costs that are not expected to be recovered over the remaining terms of three leased facilities no longer in use and building clean-up and other expenses of $1.3 million.

    The segment incurred impairment charges of $0.9 million related to equipment taken out of service, equipment moving expenses of $0.8 million for the redeployment of equipment, and building clean-up and other expenses of $0.4 million related to locations closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $1.8 million related to workforce reductions at other locations relating to the Company's cost savings programs.

    COMMERCIAL PRINTING. In 2006, the commercial printing segment closed plants in Denver, Colorado, Phoenix, Arizona, Cambridge, Maryland, Glen Burnie, Maryland and Fenton, Missouri. As a result of these activities, the segment recorded employee separation costs of $4.2 million related to workforce reductions, asset impairment charges of $1.8 million related to equipment taken out of service at these locations, net of the gain on sale of a facility of $1.3 million, equipment moving expenses of $1.1 million for the redeployment of equipment, lease termination expenses of $2.1 million representing the net present value of costs that are not expected to be recovered over the remaining terms of three leased facilities no longer in use and building clean-up and other expenses of $3.3 million.

    The segment incurred employee separation costs of $2.4 million related to workforce reductions, equipment moving expenses of $0.3 million, building clean-up and other expenses of $2.2 million, and a

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

reduction of asset impairment charges of $0.9 million, relating to changes in its estimate of assets to be taken out of service for three plants to be closed or downsized in the fourth quarter of 2005.

    The segment incurred employee separation costs of $5.1 million related to workforce reductions at other locations relating to the Company's cost savings initiatives.

    CORPORATE. The Company incurred employee separation costs of $1.4 million and recorded lease termination income of $0.3 million resulting from adjusting its estimate of the net present value of the cost of the lease that is not expected to be recovered over its remaining life, upon subleasing its former corporate headquarters.

  2005 ACTIVITY

    The following table and discussion present the details of the expenses recognized in 2005 as a result of new senior management's cost savings plan, as well as, restructuring expenses incurred as a result of programs initiated by the Company prior to September 2005. As a result of these actions in 2005, the Company reduced headcount by approximately 1,900 employees, consolidated three manufacturing facilities and closed three printing facilities. In addition, the Company incurred charges during 2005 related to a special meeting of shareholders and the changes made to the board of directors and management. These expenses are also included in the table and the discussion that follow:

    Restructuring, impairment and other charges in 2005 were as follows (in thousands):

                                                   ENVELOPES,
                                                   FORMS AND       COMMERCIAL
                                                     LABELS         PRINTING        CORPORATE        TOTAL
                                                   ----------      ----------       ---------       -------
Employee separation costs....................       $ 6,487         $ 9,348          $10,572        $26,407
Asset impairments............................         5,066          20,340              853         26,259
Equipment moving expenses....................           338             454               --            792
Lease termination expenses...................            41           1,586            4,124          5,751
Multi-employer pension withdrawal expenses...           541             409               --            950
Building clean-up and other expenses.........            67             313               --            380
                                                    -------         -------          -------        -------
Total restructuring charges..................        12,540          32,450           15,549         60,539
Other charges................................            --           3,917           12,798         16,715
                                                    -------         -------          -------        -------
    Total restructuring, impairment and other
      charges................................       $12,540         $36,367          $28,347        $77,254
                                                    =======         =======          =======        =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment closed plants in Philadelphia, Pennsylvania, Eugene, Oregon and Marshall, Texas. As a result of these plant closures, the segment recorded impairment charges of $2.3 million for equipment taken out of service, employee separation costs of $0.9 million, a pension withdrawal liability of $0.5 million and equipment moving expenses of $0.3 million to redeploy equipment.

    For additional plant closures planned for 2006, the segment incurred $0.1 million in employee separation costs, recorded impairment charges of $2.8 million related to equipment at these plants that it expected to take out of service in 2006 and equipment moving expenses of $0.1 million.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    The segment incurred employee separation costs of $5.5 million at other locations relating to the Company's cost savings programs.

    COMMERCIAL PRINTING. The commercial printing segment completed the merger of its two plants in Seattle, Washington and its two plants in San Francisco, California. The cost to complete these mergers was $0.3 million.

    The segment closed two plants in Atlanta, Georgia and a plant in Waterbury, Connecticut and a small operation in Phoenix, Arizona. The segment recorded impairment charges of $3.8 million for equipment taken out of service or sold for less than its carrying value. Employee separation costs incurred for these four plant closures were $1.9 million. The cost incurred to redeploy equipment was $0.4 million. In addition, during 2005, the segment ceased use of three leased buildings and recorded lease termination expenses of $1.5 million.

    For additional plant closures planned for 2006, the segment recorded impairment charges of $12.5 million related to the equipment at the plants that it expected to take out of service or sell in 2006.

    The segment also incurred withdrawal liabilities of $0.4 million from several multi-employer pension plans in 2005.

    The segment incurred employee separation costs of $7.4 million at other locations relating to the Company's cost savings programs. In addition, new senior management terminated the implementation of a segment wide information system, for which a portion of the investment and other related information technology projects of $3.9 million was written-off. Other charges recorded by the segment include the settlement of a legal matter and the cost of legal matters that were settled in 2006.

    CORPORATE. In 2005, the Company made significant changes to its corporate management team and staff and moved its corporate headquarters from Denver, Colorado to Stamford, Connecticut. As a result, the Company incurred employee separation costs of $10.6 million. In addition, in December 2005, the Company ceased use of office space in Denver and recorded a $4.1 million charge representing the net present value of the cost of the lease that was not expected to be recovered over its remaining term and a $0.9 million charge for the net book value of leasehold improvements and furniture and fixtures.

    Other charges include the following:

    * In April 2005, the Company engaged an investment banking firm as a financial advisor to assist the then current board of directors in its evaluation of the Company's strategic alternatives and incurred fees of $3.2 million.

    * Legal and other fees incurred in connection with the special meeting of shareholders of $4.9 million.

    * In January 2005, the Company's Chief Executive Officer resigned and the cost incurred as a result of this resignation was $2.1 million.

    * Under the Company's Long-Term Incentive Plan, the change in the board of directors in September 2005 constituted a change of control and accelerated the vesting of the restricted stock issued to certain executives. The compensation expense recognized by the Company as a result of the vesting of this restricted stock totaled $2.6 million.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

  2004 ACTIVITY

    Restructuring and impairment charges in 2004 were as follows (in thousands):

                                                    ENVELOPES,
                                                    FORMS AND       COMMERCIAL
                                                      LABELS         PRINTING        CORPORATE       TOTAL
                                                    ----------      ----------       ---------       ------
Employee separation costs.....................        $  683          $   25          $   --         $  708
Asset impairments (net of gain on sale).......          (360)          2,670             295          2,605
Equipment moving expenses.....................           157             169              --            326
Lease termination expenses....................            --             130             954          1,084
Building clean-up and other expenses..........           684              --              --            684
                                                      ------          ------          ------         ------
    Total restructuring and impairment
      charges.................................        $1,164          $2,994          $1,249         $5,407
                                                      ======          ======          ======         ======

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

    At the end of 2004, the segment made the decision to close a small printing operation in Phoenix, Arizona and recorded a $1.4 million impairment charge for equipment taken out of service in 2005.

    The segment incurred other equipment impairments of $0.4 million recorded in 2004.

    CORPORATE. The Company negotiated the termination of a lease on a building in New York City that had been used by an operation that was closed in 2002. The cost to terminate the lease and write-off the unamortized value of leasehold improvements was $1.2 million.

    A summary of the activity charged to the restructuring liabilities is as follows (in thousands):

                                           LEASE          EMPLOYEE          PENSION
                                        TERMINATION      SEPARATION       WITHDRAWAL
                                           COSTS           COSTS          LIABILITIES       OTHER        TOTAL
                                        -----------      ----------       -----------       -----       --------
Balance at December 31, 2004......        $ 1,079         $     --           $  --          $ 14        $  1,093
     Accruals.....................          5,751           26,407             950            --          33,108
     Payments.....................           (763)         (22,673)             --            (4)        (23,440)
     Reversal of unused accrual...             --               --              --           (10)            (10)
                                          -------         --------           -----          ----        --------
Balance at December 31, 2005......          6,067            3,734             950            --          10,751
    Accruals, net.................          4,015           19,847              --            --          23,862
    Payments......................         (4,541)         (22,154)           (308)           --         (27,003)
                                          -------         --------           -----          ----        --------
Balance at December 31, 2006......        $ 5,541         $  1,427           $ 642          $ --        $  7,610
                                          =======         ========           =====          ====        ========

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK-BASED COMPENSATION

    The Company's 2001 Long-Term Incentive Plan (the "Plan") provides for the grant of stock options, restricted shares and stock appreciation rights of the Company's common stock and restricted share units ("RSUs") based on the Company's common stock to certain officers, other key employees, non-employee directors and consultants.

    The Company's outstanding nonvested stock options have maximum contractual terms of up to ten years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company's common stock on the date of grant. The Company's outstanding stock options are exercisable into shares of the Company's common stock. The Company's outstanding restricted shares vest ratably over four years. The Company has no outstanding stock appreciation rights. The Company's outstanding restricted share units principally vest ratably over four years. Upon vesting, the restricted share units are convertible into shares of the Company's common stock.

    Effective January 1, 2006, the Company adopted SFAS 123(R). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, restricted stock and restricted share units, based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used. The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use the retrospective application method. Thus, amortization of the fair value of all nonvested grants as of January 1, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in the Company's results of operations commencing January 1, 2006, and prior periods have not been restated. As required under SFAS 123(R), the Company has reversed the unearned compensation component of shareholders' equity (deficit) with an equal offsetting reduction of paid-in capital as of January 1, 2006 and is now increasing paid-in capital for share-based compensation costs recognized during the period. Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, rather than as forfeitures occur as presented under the previous pro forma disclosure provisions of SFAS 123 subsequently set forth in this footnote. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 1, 2006 are valued in accordance with SFAS 123(R). Under SFAS 123(R), the Company has chosen
(1) the Black-Scholes-Merton option pricing model (the "Black-Scholes Model") for purposes of determining the fair value of stock options granted commencing January 1, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

    Total share-based compensation expense recognized in selling, general and administrative expenses in the Company's consolidated statements of operations was $6.0 million, $2.5 million and $0.7 million in 2006, 2005 and 2004, respectively. Total share-based compensation expense recognized in restructuring, impairment and other charges in the Company's consolidated statements of operations was $2.7 million in 2005.

    As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income from continuing operations before income taxes and net income in 2006 was $3.3 million lower than if it had continued to account for share based compensation under Accounting Principles Board Opinion 25 ("APB 25"). Basic and diluted income per share in 2006 was $0.06 lower than if the Company had to account for share-based compensation under APB 25. Net cash used in operating and financing activities in 2006 were the same if the Company had continued to account for share based compensation under APB 25.

    As of December 31, 2006, there was approximately $29.1 million of total unrecognized compensation cost related to nonvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.2 years.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK-BASED COMPENSATION (CONTINUED)

    Stock Options

    A summary of the Company's outstanding stock options as of and for the year ended December 31, 2006 is as follows:

                                                                                          WEIGHTED
                                                                                           AVERAGE        AGGREGATE
                                                                           WEIGHTED       REMAINING       INTRINSIC
                                                                           AVERAGE       CONTRACTUAL       VALUE(A)
                                                                           EXERCISE         TERM             (IN
                                                             OPTIONS        PRICE        (IN YEARS)       THOUSANDS)
                                                            ---------      --------      -----------      ----------
Outstanding at January 1, 2006.......................       2,365,961       $ 8.95
Granted..............................................       1,570,000        20.55
Exercised............................................        (329,814)        6.03                         $ 3,479
                                                                                                           =======
Forfeited............................................        (279,367)        8.99
                                                            ---------
Outstanding at December 31, 2006.....................       3,326,780        14.71           5.7           $21,589
                                                            =========                                      =======
Exercisable at December 31, 2006.....................         549,280         9.32           5.4           $ 6,529
                                                            =========                                      =======

----------------------------------------------------------------------------------------------------------------

(a)     Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2006 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options which, for outstanding options, represents only those expected to vest.

    The following table summarizes the activity of stock options for the years ended December 31, 2005 and 2004:

                                                                  2005                            2004
                                                        -------------------------       ------------------------
                                                                         WEIGHTED                       WEIGHTED
                                                                         AVERAGE                        AVERAGE
                                                                         EXERCISE                       EXERCISE
                                                         OPTIONS          PRICE          OPTIONS         PRICE
                                                        ----------       --------       ---------       --------
Options outstanding at beginning of year.........        6,868,100        $5.55         5,738,569        $6.16
Granted..........................................        2,308,000         9.17         1,885,130         3.72
Exercised........................................       (4,661,854)        4.82           (19,331)        2.62
Expired/cancelled................................       (2,148,285)        7.06          (736,268)        7.26
                                                        ----------                      ---------
Options outstanding at end of year...............        2,365,961         8.97         6,868,100         5.55
                                                        ==========                      =========
Options exercisable at end of year...............          535,961         6.83         3,858,396         6.67
                                                        ==========                      =========

    The total intrinsic value of stock options exercised during 2005 was approximately $19.5 million and during 2004 was approximately $19,000.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK-BASED COMPENSATION (CONTINUED)

    The weighted-average grant date fair value of stock options granted during the three years ended December 31, 2006, at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions are as follows:

                                                                  2006        2005        2004
                                                                  -----       -----       -----
Weighted average fair value of option grants during the
  year......................................................      $9.56       $5.08       $2.22
Assumptions:
     Expected option life in years..........................       4.27        4.81        5.00
     Risk-free interest rate................................       4.75%       4.40%       3.10%
     Expected volatility....................................       51.6%       62.4%       69.6%
     Expected dividend yield................................        0.0%        0.0%        0.0%

     The risk-free interest rate represents the U.S. Treasury Bond constant maturity yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding, based on the mid-point between the vesting date and contractual expiration date of the option. The expected volatility is based on the historical market price volatility of the Company's common stock for the expected term of the options, adjusted for expected mean reversion.

    Restricted Shares and RSUs

    A summary of the Company's nonvested restricted shares and RSUs as of and for 2004, 2005 and 2006 is as follows:

                                                 RESTRICTED       GRANT DATE                      GRANT DATE
                                                   SHARES         FAIR VALUE         RSUS         FAIR VALUE
                                                 ----------       ----------       --------       ----------
Outstanding at January 1, 2004............         644,000          $4.90                --             --
Granted...................................         303,710           3.32                --             --
Vested....................................         (14,922)          4.02                --             --
                                                  --------                         --------
Outstanding at December 31, 2004..........         932,788           4.40                --             --
Granted...................................         485,680           8.47           236,600         $ 9.69
Vested....................................        (739,449)          5.48                --             --
Forfeited.................................        (479,019)          4.72                --             --
                                                  --------                         --------
Outstanding at December 31, 2005..........         200,000          $9.52           236,600         $ 9.69
Granted...................................              --             --           532,150          20.55
Vested....................................         (50,000)          9.52          (141,600)          9.81
Forfeited.................................              --             --           (20,000)          9.52
                                                  --------                         --------
Outstanding at December 31, 2006..........         150,000          $9.52           607,150         $19.19
                                                  ========                         ========

    The total fair value of restricted shares and RSUs which vested during 2006 was $1.0 million and $2.9 million, respectively, as of the respective vesting dates.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK-BASED COMPENSATION (CONTINUED)

    The accompanying consolidated statements of operations for 2005 and 2004 were not restated since the Company elected not to use the retrospective application method under SFAS 123(R). A summary of the effect on net loss and net loss per share for 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model) and restricted shares is as follows (in thousands except per share data):

                                                                     2005            2004
                                                                   ---------       --------
Net loss as reported........................................       $(135,052)      $(19,708)
Reversal of share-based compensation expense determined
  under the intrinsic value method included in net loss, net
  of taxes..................................................           2,505            718
Recognition of share-based compensation expense determined
  under the fair value method, net of taxes.................          (8,962)        (4,952)
                                                                   ---------       --------
Pro forma net loss..........................................       $(141,509)      $(23,942)
                                                                   =========       ========
Net loss per share--basic and diluted:
    As reported.............................................       $   (2.70)      $  (0.41)
                                                                   =========       ========
    Pro forma...............................................       $   (2.83)      $  (0.50)
                                                                   =========       ========

    Under the Plan, the change in the Company's board of directors on September 12, 2005, triggered the change of control provision of the Plan. Accordingly, all outstanding stock options and restricted stock vested on September 12, 2005. The amount of stock-based compensation expense reflected in the pro forma calculation of net loss per share for 2005 is primarily the result of the acceleration in the vesting of the outstanding stock options and restricted stock.

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

    In November 2005, the FASB issued FASB Staff Position ("FSP"), No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). This election is not available for adoption until January 1, 2007. The Company has determined not to use the alternative method.

13. RETIREMENT PLANS

    SAVINGS PLAN. The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2006, the Company only matched certain union employee's voluntary contributions. In 2005 and 2004, the Company matched a certain percentage of each employee's voluntary contribution. All contributions made by the Company were made in cash and allocated pro-rata to the funds selected by the employee. Company contributions to the plan were approximately $0.4 million in 2006

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. RETIREMENT PLANS (CONTINUED)

and $6.0 million in 2005 and 2004. The plan held 2,192,289 shares of the Company's common stock at December 31, 2006.

    PENSION PLANS. The Company currently maintains pension plans for certain of its employees in the U.S. under collective bargaining agreements with unions representing these employees. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities.

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS. As a result of an acquisition in 2000, the Company assumed responsibility for a supplemental executive retirement plan ("SERP"), which provide benefits to certain former directors and executives. For accounting purposes, these plans are unfunded; however, the predecessor company had purchased annuities, which are included in other assets, net in the consolidated balance sheets. These annuities cover a portion of the liability to the participants in these plans and the income from the annuities offsets a portion of the cost of the plans.

    In September 2006, the FASB issued SFAS 158. This standard requires an employer to: (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in accumulated other comprehensive income. For the Company, the requirement to recognize the funded status of its benefit plans and the disclosure requirements are effective as of December 31, 2006 and are detailed below. The Company's current measurement date is the date of its fiscal year end; therefore, the measurement date requirement under SFAS 158 will have no impact on the Company. Beginning in 2007, the Company will recognize changes in the funded status in the year in which the change occurs through accumulated other comprehensive income on its consolidated balance sheet.

    The effect of applying SFAS 158 on the accompanying consolidated balance sheet as of December 31, 2006, was:

                                                        BEFORE                                       AFTER
                                                    APPLICATION OF      EFFECT OF APPLYING       APPLICATION OF
                                                       SFAS 158              SFAS 158               SFAS 158
                                                    --------------      ------------------       --------------
Other assets, net............................         $   34,327              $ (42)               $   34,285
Total assets.................................          1,001,992                (42)                1,001,950
Other liabilities............................             40,235                405                    40,640
Accumulated other comprehensive income.......              3,111               (363)                    2,748
Total shareholders' equity (deficit).........             62,104               (363)                   61,741
Total liabilities and shareholders' equity
 (deficit)...................................          1,001,992                (42)                1,001,950

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. RETIREMENT PLANS (CONTINUED)

    As a result of the sale of Supremex (Note 3), the Company has no further obligation relating to Supremex's pension plans. The following table sets forth the financial status of the Company's U.S. pension plans and the SERP and the amounts recognized in the consolidated balance sheets as of December 31, 2006 (in thousands). The amounts as of December 31, 2005 include Supremex's pension plans.

                                                             PENSION PLANS                  SERP
                                                         ---------------------      --------------------
                                                          2006          2005         2006         2005
                                                         -------      --------      -------      -------
Change in projected benefit obligation:
     Benefit obligation at beginning of year......       $11,888      $ 55,164      $ 8,023      $ 8,410
     Service cost.................................           169         2,138           --           --
     Interest cost................................           668         3,212        1,393          571
     Participant contributions....................            --           531           --           --
     Actuarial (gain) loss........................          (559)        2,710           --           --
     Foreign currency translation.................            --         2,771           --           --
     Benefits paid................................          (635)       (2,761)        (953)        (958)
                                                         -------      --------      -------      -------
        Benefit obligation at end of year.........       $11,531      $ 63,765      $ 8,463      $ 8,023
                                                         -------      --------      -------      -------
Change in plan assets:
    Fair value of plan assets at beginning of
      year........................................       $ 8,596      $ 45,102      $    --      $    --
    Actual return on plan assets..................         1,022         4,032           --           --
    Participant contributions.....................            --           531           --           --
    Employer contributions........................           539         3,047           --           --
    Foreign currency translation..................            --         2,324           --           --
    Benefits paid.................................          (635)       (2,761)          --           --
                                                         -------      --------      -------      -------
        Fair value of plan assets at end of
          year....................................         9,522        52,275           --           --
                                                         -------      --------      -------      -------
        Funded status.............................       $(2,009)     $(11,490)     $(8,463)     $(8,023)
                                                         =======      ========      =======      =======
Amounts recognized in accumulated other
 comprehensive loss:
    Net actuarial loss............................       $(3,320)     $     --      $    --      $    --
    Prior service cost............................           (34)           --           --           --
                                                         -------      --------      -------      -------
        Total.....................................       $(3,354)     $     --      $    --      $    --
                                                         =======      ========      =======      =======

    The components of the net periodic pension expense for the U.S. pension plans and the SERP for the years ended December 31, was as follows (in thousands):

                                                                    2006        2005        2004
                                                                   ------      ------      ------
     Service cost...........................................       $  169      $  173      $  197
     Interest cost on projected benefit obligation..........        2,061       1,196       1,269
     Expected return on plan assets.........................         (703)       (710)       (742)
     Net amortization and deferral..........................            8           8           8
     Recognized actuarial loss..............................          267         200         134
                                                                   ------      ------      ------
    Net periodic pension expense............................       $1,802      $  867      $  866
                                                                   ======      ======      ======

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. RETIREMENT PLANS (CONTINUED)

    The assumptions used in computing the net pension expense and the funded status were as follows:

                                                          2006             2005             2004
                                                       ----------       ----------       ----------
     Weighted average discount rate.............         6.00%          5.50-5.75%          5.75%
     Expected long-term rate of return on
       assets...................................         8.00%             8.00%            8.00%
     Rate of compensation increase..............         4.00%            3.5-4%           3.5-4%

The discount rate assumption used to determine the Company's pension obligations at December 31, 2006, was based on the Hewitt Yield Curve ("HYC"), with the result rounded to the nearest 0.25%. The HYC was designed by Hewitt Associates to provide a means for plan sponsors to value the obligations of their pension plans or postretirement benefit plans. The HYC is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody's Investor Service, Inc. or a rating AA or better by Standard & Poor's. The discount rate assumptions for the pension expenses in 2006 and the obligations at December 31, 2006 and 2005 were also based on the HYC.

    The expected long-term rate of return on plan assets of 8.0% is based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets. The asset allocations and the target allocations for the investments as of December 31, were as follows:

                                                          U.S. PLANS                 CANADIAN PLANS
                                                 ----------------------------       -----------------
                                                 2006       2005       TARGET       2005       TARGET
                                                 ----       ----       ------       ----       ------
Equity securities............................     67%        69%         68%         49%         50%
Debt securities, including cash..............     27%        26%         27%         51%         50%
Real estate..................................      6%         5%          5%          0%          0%
                                                 ---        ---         ---         ---         ---
                                                 100%       100%        100%        100%        100%

    The Company's investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are diversified with a blend of equity and fixed income securities. Equity investments are diversified by including U.S. and non-U.S. stocks, growth stocks, value stocks and stocks of large and small companies.

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets as of December 31, were as follows (in thousands):

                                                                 U.S. PLANS             CANADIAN PLANS
                                                            ---------------------       --------------
                                                             2006          2005              2005
                                                            -------       -------       --------------
Projected benefit obligation............................    $11,531       $11,888          $51,877
Accumulated benefit obligation..........................     11,202        11,529           45,427
Fair value of plan assets...............................      9,522         8,596           43,679

     The Company expects to contribute $0.8 million to its pension plans and $0.2 million to SERP in 2007.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. RETIREMENT PLANS (CONTINUED)

    The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP payments expected to be paid by the Company for the years 2007 through 2011, and in the aggregate for the years 2012 through 2016, are as follows (in thousands):

                                                       PENSION PLANS        SERP
                                                       -------------       ------
                                 2007 ...........         $  594           $  953
                                 2008 ...........            604              953
                                 2009 ...........            621              953
                                 2010 ...........            646              953
                                 2011 ...........            655              953
                          2012 - 2016 ...........          3,587            3,697

     Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $3.1 million in 2006, $3.2 million in 2005 and $3.0 million in 2004. In 2005, the Company recorded withdrawal liabilities of $1.0 million from certain multi-employer pension plans that were incurred in connection with its restructuring program (Note
11).

14. COMMITMENTS AND CONTINGENCIES

    LEASES. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2018 (Note 11). Certain leases include renewal and purchase options. As of December 31, 2006, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year were as follows (in thousands):

2007..................................      $27,972
2008..................................       19,208
2009..................................       13,282
2010..................................        8,254
2011..................................        4,891
Thereafter............................        9,074
                                            -------
    Total.............................      $82,681
                                            =======

    Aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2006 are approximately $0.3 million.

    Rent expense was $35.2 million in 2006, $39.3 million in 2005 and $35.7 million in 2004.

    CONCENTRATIONS OF CREDIT RISK. The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are limited due to the Company's customer base and its dispersion across different industries and geographic areas.

    LITIGATION. The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations (Note 11).

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    TAX AUDITS. The Company's income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company's financial position or its results of operations (Note 10).

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

    Accumulated other comprehensive income was as follows (in thousands):

                                                                        DECEMBER 31
                                                                   ---------------------
                                                                    2006          2005
                                                                   -------       -------
Currency translation adjustments............................       $ 7,945       $25,935
Unrealized loss on cash flow hedges.........................        (2,992)           --
Pension liability adjustments, net of tax benefit...........        (2,205)       (8,531)
                                                                   -------       -------
Accumulated other comprehensive income......................       $ 2,748       $17,404
                                                                   =======       =======

    As a result of the sale of Supremex and certain other assets, the Company reclassified into the gain on sale of discontinued operations from accumulated other comprehensive income $6.0 million of a minimum pension liability adjustment (Note 3).

16. INCOME (LOSS) PER SHARE

    Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution that could occur if options to issue common stock were exercised. The only Company securities as of December 31, 2006 that could dilute basic income per share for periods subsequent to December 31, 2006 are (1) outstanding stock options which are exercisable into 3,326,780 shares of the Company's common stock and (2) 757,150 shares of restricted stock and RSUs.

    The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, (in thousands, except per share data):

                                                               2006           2005            2004
                                                             --------       ---------       --------
Numerator for basic and diluted income (loss) per
  share:
    Loss from continuing operations....................      $(21,825)      $(148,101)      $(44,708)
    Income from discontinued operations, net of
      taxes............................................       140,480          13,049         25,000
                                                             --------       ---------       --------
    Net income (loss)..................................      $118,655       $(135,052)      $(19,708)
                                                             ========       =========       ========
Denominator weighted average common shares outstanding:
    Basic shares.......................................        53,288          50,038         47,750
        Dilutive effect of stock options...............            --              --             --
                                                             --------       ---------       --------
    Diluted shares.....................................        53,288          50,038         47,750
                                                             ========       =========       ========
Income (loss) per share - basic and diluted:
    Continuing operations..............................      $  (0.41)      $   (2.96)      $  (0.94)
    Discontinued operations............................          2.64            0.26           0.53
                                                             --------       ---------       --------
    Net income (loss)..................................      $   2.23       $   (2.70)      $  (0.41)
                                                             ========       =========       ========

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. RELATED PARTY TRANSACTIONS

    In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the board of directors was reconstituted and a new Chairman and Chief Executive Officer was appointed effective September 12, 2005. In 2005, the Company reimbursed Burton Capital Management, LLC $0.8 million for expenses incurred in its efforts to elect a new board of directors. The Company's Chairman and Chief Executive Officer is also the Chairman, Chief Executive Officer and Managing Member of Burton Capital Management, LLC.

18. SEGMENT INFORMATION

    The Company operates in two segments--the envelope, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes and mailers generally sold to third-party dealers such as print distributors, office products suppliers, office-products retail chains and the U.S. retail pharmacy market. The commercial printing segment is in the business of designing, manufacturing and distributing printed products that include advertising literature, corporate identity materials, financial printing, calendars, greeting cards, brand marketing materials, catalogs, maps, CD packaging and direct mail.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses (Note 11).

    Corporate identifiable assets consist primarily of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SEGMENT INFORMATION (CONTINUED)

    Summarized financial information concerning the reportable segments as of and for the years ended December 31, is as follows (in thousands):

                                                            2006             2005             2004
                                                         ----------       ----------       ----------
     Net sales:
        Envelopes, Forms and Labels................      $  780,696       $  767,403       $  754,609
        Commercial Printing........................         730,528          827,378          843,043
                                                         ----------       ----------       ----------
        Total......................................      $1,511,224       $1,594,781       $1,597,652
                                                         ==========       ==========       ==========
    Operating income (loss):
        Envelopes, Forms and Labels................      $   85,877       $   51,830       $   54,150
        Commercial Printing........................          13,766          (30,675)           4,184
        Corporate..................................         (32,964)         (47,465)         (20,906)
                                                         ----------       ----------       ----------
        Total......................................      $   66,679       $  (26,310)      $   37,428
                                                         ==========       ==========       ==========
    Restructuring, asset impairment and other
      charges:
        Envelopes, Forms and Labels................      $   18,336       $   12,540       $    1,164
        Commercial Printing........................          21,560           36,367            2,994
        Corporate..................................           1,200           28,347            1,249
                                                         ----------       ----------       ----------
        Total......................................      $   41,096       $   77,254       $    5,407
                                                         ==========       ==========       ==========
    Significant noncash charges (credits):
        Envelopes, Forms and Labels................      $    6,880       $    5,107       $    1,036
        Commercial Printing........................           3,821           21,926            2,670
        Corporate..................................            (355)           4,977              295
                                                         ----------       ----------       ----------
        Total......................................      $   10,346       $   32,010       $    4,001
                                                         ==========       ==========       ==========
    Depreciation and intangible asset amortization:
        Envelopes, Forms and Labels................      $   16,438       $   17,728       $   19,010
        Commercial Printing........................          23,567           29,978           29,466
        Corporate..................................             688              542            1,053
                                                         ----------       ----------       ----------
        Total......................................      $   40,693       $   48,248       $   49,529
                                                         ==========       ==========       ==========
    Capital expenditures:
        Envelopes, Forms and Labels................      $    4,837       $    3,884       $    5,748
        Commercial Printing........................          12,974           23,065           18,454
        Corporate..................................           2,119            1,205            2,038
                                                         ----------       ----------       ----------
        Total......................................      $   19,930       $   28,154       $   26,240
                                                         ==========       ==========       ==========
    Net sales by product line:
        Envelopes..................................      $  582,460       $  594,327       $  574,203
        Commercial Printing........................         727,611          812,194          821,332
        Labels and Business Forms..................         201,153          188,260          202,117
                                                         ----------       ----------       ----------
        Total......................................      $1,511,224       $1,594,781       $1,597,652
                                                         ==========       ==========       ==========
    Intercompany sales:
        Envelopes, Forms and Labels to Commercial
          Printing.................................      $   13,254       $   12,629       $    8,949
        Commercial Printing to Envelopes, Forms and
          Labels...................................          15,855           19,977           13,453
                                                         ----------       ----------       ----------
        Total......................................      $   29,109       $   32,606       $   22,402
                                                         ==========       ==========       ==========

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SEGMENT INFORMATION (CONTINUED)

                                                                          DECEMBER 31
                                                                  ---------------------------
                                                                     2006             2005
                                                                  ----------       ----------
     Identifiable assets:
        Envelopes, Forms and Labels.........................      $  484,366       $  613,580
        Commercial Printing.................................         393,954          438,938
        Corporate...........................................         123,630           27,046
                                                                  ----------       ----------
        Total...............................................      $1,001,950       $1,079,564
                                                                  ==========       ==========

    Geographic information as of and for the years ended December 31, is as follows (in thousands):

                                                            2006             2005             2004
                                                         ----------       ----------       ----------
     Net sales:
        U.S........................................      $1,452,453       $1,535,281       $1,536,578
        Canada.....................................          58,771           59,500           61,074
                                                         ----------       ----------       ----------
        Total......................................      $1,511,224       $1,594,781       $1,597,652
                                                         ==========       ==========       ==========
                                                            2006             2005
                                                         ----------       ----------
Long-lived assets (property plant and equipment and
      intangible assets):
        U.S........................................      $  517,018       $  540,332
        Canada.....................................          29,918          112,381
                                                         ----------       ----------
        Total......................................      $  546,936       $  652,713
                                                         ==========       ==========

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

                                                           FIRST          SECOND         THIRD          FOURTH
                                                          QUARTER        QUARTER        QUARTER        QUARTER
                                                          --------       --------       --------       --------
YEAR ENDED 2006
Net sales...........................................      $385,286       $357,895       $383,868       $384,175
Operating income....................................         9,854          5,685         25,028         26,112
Income (loss) from continuing operations............        (8,848)       (45,801)         9,290         23,534
Income from discontinued operations, net of taxes...       121,050         12,707          2,326          4,397
Net income (loss)...................................       112,202        (33,094)        11,616         27,931
Income (loss) per share from continuing operations--
  basic(1)..........................................         (0.17)         (0.86)          0.18           0.44
Income (loss) per share from continuing operations--
  diluted(1)........................................         (0.17)         (0.86)          0.17           0.43
Income per share from discontinued operations--basic
  and diluted(1)....................................          2.28           0.24           0.04           0.08
Net income (loss) per share--basic(1)...............          2.11          (0.62)          0.22           0.52
Net income (loss) per share--diluted(1).............          2.11          (0.62)          0.21           0.51

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                           FIRST          SECOND         THIRD          FOURTH
                                                          QUARTER        QUARTER        QUARTER        QUARTER
                                                          --------       --------       --------       --------
YEAR ENDED 2005
Net sales...........................................      $409,738       $385,469       $392,148       $407,426
Operating income (loss).............................        (3,941)         4,739        (13,078)       (14,030)
Loss from continuing operations.....................       (28,069)       (16,159)       (69,335)       (34,538)
Income (loss) from discontinued operations, net of
  taxes.............................................         5,513          5,550          5,257         (3,271)
Net loss............................................       (22,556)       (10,609)       (64,078)       (37,809)
Basic and diluted income (loss) per share(1):
    Continuing operations...........................      $  (0.59)      $  (0.33)      $  (1.30)      $  (0.65)
    Discontinued operations.........................          0.12           0.11           0.10          (0.06)
                                                          --------       --------       --------       --------
    Net income (loss)...............................      $  (0.47)      $  (0.22)      $  (1.20)      $  (0.71)
                                                          ========       ========       ========       ========

--------------

(1)     The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

20. SUBSEQUENT EVENTS

    On February 12, 2007, the Company completed the acquisition of all of the common stock of PC Ink Corp., ("Printegra") for approximately $78 million in cash, which was funded through the Company's Revolving Credit Facility. Printegra generates annual revenues of approximately $90 million and operates thirteen strategically located facilities domestically. Printegra produces printed business communication documents, including laser cut sheets, envelopes, business forms, security documents, and labels, which are regularly consumed by small and large businesses. Printegra's results of operations and cash flows from the February 12, 2007 acquisition date will be included in the Company's consolidated results of operations and cash flows within the envelopes, forms and labels segment.

    On February 22, 2007, the Company entered into an agreement to sell its remaining 8,947,439 units in the Fund for estimated net proceeds of $67 million. The sale of the units in the Fund is expected to close in March 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act") as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective and designed to ensure that the information required to be disclosed by us in our filings under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

    Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2006 is effective.

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

    Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 63.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

    Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cenveo, Inc.

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Cenveo, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cenveo, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

    In our opinion, management's assessment that Cenveo, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cenveo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cenveo, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

                                 /s/  ERNST & YOUNG LLP

Stamford, Connecticut
February 28, 2007

ITEM 9B.  OTHER INFORMATION

    Not applicable.

                                 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Under the terms of the Company's Articles of Incorporation and Bylaws, each of the Directors named below is to serve until the next annual meeting of shareholders.

                                                                                                       DIRECTOR
NAME                                  AGE   POSITION                                                   SINCE(1)
----                                  ---   --------                                                   ---------
Robert G. Burton, Sr.(5)..........     67   Chairman and Chief Executive Officer                         2005
Patrice M. Daniels(2)(3)(4)(5)....     46   Director                                                     2005
Leonard C. Green(3)(4)(5).........     70   Director                                                     2005
Mark J. Griffin(2)(3)(4)..........     58   Director                                                     2005
Robert T. Kittel(2)(4)(5).........     35   Director                                                     2005
Robert Obernier(3)(4)(5)..........     69   Director                                                     2005
Thomas W. Oliva...................     49   Director & President                                         2005
Sean S. Sullivan..................     39   Chief Financial Officer
Timothy M. Davis..................     52   Senior Vice President, General Counsel & Secretary
Harry R. Vinson...................     46   Senior Vice President, Purchasing & Logistics

--------------
(1)     Directors serve one year terms.
(2)     Member of the Nominating and Governance Committee.
(3)     Member of the Compensation Committee.
(4)     Member of the Audit Committee.
(5)     Member of the Executive Committee.

    ROBERT G. BURTON, SR. Mr. Burton, 67, has been Cenveo's Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company that invests in middle market manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002. From April 1991 through October 1999, he was the Chairman, President and Chief Executive Officer of World Color Press, Inc., a leading commercial printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing. Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company. Mr. Burton serves on our executive committee (Chair).

    PATRICE M. DANIELS Ms. Daniels has been a director of Cenveo since September 2005. She has been Senior Vice President--Corporate Lending at GE Commercial Finance since June 2006. From November 2005 until June 2006, Ms. Daniels served as Chief Operating Officer of International Education Corporation, a private post-secondary education company. Since its founding in 2001, Ms. Daniels has been a Partner of Onyx Capital Ventures, L.P., a minority-owned private equity investment firm. She previously served as Managing Director, Corporate and Leveraged Finance for CIBC World Markets and Bankers Trust Company, investment-banking firms. Ms. Daniels serves as board member and audit committee chair of real estate services firm CB Richard Ellis Group and on the advisory council of the University of Chicago Graduate School of Business. Ms. Daniels holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of Chicago

Graduate School of Business. Ms. Daniels serves on our audit committee, compensation committee (Chair), executive committee and nominating and governance committee (Chair).

    LEONARD C. GREEN Mr. Green, 70, has been a director of Cenveo since September 2005. He has been President of The Green Group, a financial services firm of CPAs, consultants and entrepreneurs, since 1976. Mr. Green is a Professor of Entrepreneurship at Babson College in Wellesley, Massachusetts. He is presently, and has served, on the board of directors of a number of private companies. Mr. Green serves on our compensation committee, audit committee (Chair) and executive committee.

    MARK J. GRIFFIN Dr. Griffin, 58, has been a director of Cenveo since September 2005. He is the founder of the Eagle Hill School, an independent private school in Greenwich, Connecticut, and has been its headmaster since 1975. Since 1991, Dr. Griffin has served on the board of directors of the National Center for Learning Disabilities, and he has been a member of its Executive Committee since 2003. Dr. Griffin has also been on the board of the Learning Disabilities Association of America since 1993. Dr. Griffin served on the board of directors of World Color Press, Inc. from October 1996 to 1999, where he was a member of the audit and compensation committees. Dr. Griffin serves on our audit committee, compensation committee and nominating and governance committee.

    ROBERT T. KITTEL Mr. Kittel, 35, has been a director of Cenveo since September 2005. He has been a Partner of Goodwood, Inc., an investment management firm, since June 2003, and with Goodwood since June 2002. From June 2000 until February 2002, he was a Partner at Silvercreek Management Inc., an investment management firm. From May 1997 until May 2000, Mr. Kittel was employed by Cadillac Fairview Corporation, a commercial real estate development company. Mr. Kittel is a Chartered Accountant and Chartered Financial Analyst. Mr. Kittel serves on our audit committee, executive committee and nominating and governance committee.

    ROBERT OBERNIER Mr. Obernier, 69, has been a director of Cenveo since September 2005. He has served as the Chairman and Chief Executive Officer of Horizon Paper Company, Inc., a paper supply company, since 1991. Mr. Obernier is Chairman of the Norwalk Hospital Foundation and a Trustee of the Norwalk Hospital in Norwalk, Connecticut. Mr. Obernier also serves on the audit committee of the Board of the Juvenile Diabetes Research Foundation as a volunteer. Mr. Obernier serves on our audit committee, compensation committee and executive committee.

    THOMAS W. OLIVA Mr. Oliva, 49, has been a director of Cenveo since September 2005 and has served as Cenveo's President since January 2006. He served as President of Cenveo's Envelopes, Forms and Labels segment from September 2005 until January 2006. From December 2002 until January 2004, Mr. Oliva was the President and Chief Operating Officer of Moore Wallace Inc., a commercial printing company. From June 2002 until December 2002, he was the Group President of the outsourcing division of Moore Corporation Limited (Moore acquired Wallace Computer Services, Inc. and changed its name to Moore Wallace Inc. during 2003). From December 2000 until December 2002, he was the Group President of the Forms and Labels Division of Moore. From 1998 until 2000, Mr. Oliva was the Group President for the Gravure Catalog and Magazine Division of World Color Press, which became Quebecor World following its acquisition by Quebecor Printing in 1999. Between 1979 and 1998, Mr. Oliva served in a number of sales and management positions at R.R. Donnelley & Sons Company, Quebecor Printing Inc. and World Color Press.

    SEAN S. SULLIVAN Mr. Sullivan, 39, has served as Cenveo's Chief Financial Officer since September 2005. He served as the Executive Vice President--Chief Financial Officer of Spencer Press, Inc., a privately held printer that produced catalogs, direct mail and general commercial print products, from October 2004 until September 2005. Prior to that, he served as the Executive Vice President of BCM from May 2003 to September 2004. Prior to BCM, Mr. Sullivan served as the Senior Vice President, Finance and Corporate Development for Moore Corporation Limited from August 2001 to June 2002. Prior to Moore Corporation Limited, Mr. Sullivan served as the Vice President of Mergers and Acquisitions for Engage, Inc., an enterprise marketing software and interactive media company. Mr. Sullivan began his career at Ernst & Young and held various positions in the audit and M&A groups from 1989 through 1998. Mr. Sullivan is a certified public accountant.

    TIMOTHY M. DAVIS Timothy Davis, 52, has served as Cenveo's Senior Vice President, General Counsel and Secretary since January 2006. From July 1989 through December 2005, he was Senior Vice President, General Counsel and Secretary of American Color Graphics, Inc., a commercial printing company.

    HARRY R. VINSON Harry Vinson, 46, has served as Cenveo's Senior Vice President, Purchasing and Logistics since September 2005. From October 2003 until September 2005 he was the General Manager of Central Region Sheetfed Operations at MAN Roland, a printing press manufacturer. From February 2002 until July 2003, Mr. Vinson served as Senior Vice President and General Manager of the Publication and Directory Group at Moore Wallace (formerly Moore Corporation Limited). From February 1990 until February 2002, he served in various senior sales positions at Quebecor World (formerly World Color Press).

    The information required by Items 405, 406 and 407(c)(3), (d)(4) and
(d)(5) of Regulation S-K are included in the Company's Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders (2007 Proxy Statement) under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Nomination of Directors," and "Audit Committee," and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    This information is included under the captions "Compensation of Executive Officers," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    This information is included under the captions "Ownership of Voting Securities" and "Compensation of Executive Officers--Equity Compensation Plan Information" in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

    This information is included under the captions "Transactions with Related Persons" and "Director Independence" in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    This information is included under the captions "Independent Public Auditors" and "Report of the Audit Committee" in our 2007 Proxy Statement and is incorporated herein by reference.

                                  PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

Included in Part II, Item 8 of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

                                                                                  PAGE
                                                                                  ----
Schedule II    Valuation and Qualifying Accounts for the Years Ended
                 December 31, 2006, 2005, and 2004.........................        71

(a)(3) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Acquisition Agreement, dated as of March 17, 2006, among Supremex Income Fund, Cenveo
         Corporation and Cenveo, Inc.--incorporated by reference to Exhibit 2.1 to registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2006.

 2.2     Agreement of Merger dated as of December 26, 2006 among Cenveo, Inc., Mouse Acquisition
         Corp. and Cadmus Communications Corporation--incorporated by reference to Exhibit 2.1 to registrant's current report on Form 8-K dated (date of earliest event reported)
         December 26, 2006 and filed with the SEC on December 27, 2006.

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

 3.3     Amendment to Articles of Incorporation and Certificate of Designations of Series A
         Junior Participating Preferred Stock of the Registrant dated April 20,
         2005--incorporated by reference to Exhibit 3.1 to Cenveo Inc.'s current report on Form
         8-K filed with the SEC on April 21, 2005.

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




EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
 4.3     Second Supplemental Indenture, dated June 1, 2006, by and among Cenveo Corporation, the
         Guarantors named therein and U.S. Bank National Association, as trustee, to the
         Indenture dated as of March 13, 2002 relating to the 9 5/8% Senior Notes due
         2012--incorporated by reference to Exhibit 4.1 to registrant's current report on Form
         8-K dated (date of earliest event reported) June 1, 2006 and filed with the SEC on June
         2, 2006.

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

10.2     Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors--incorporated by reference from Exhibit 10.17 of the registrant's
         Registration Statement on Form S-1 dated March 25, 1994.

10.3     Form of M-W Corp. 401(k) Savings Retirement Plan--incorporated by reference from
         Exhibit 10.20 of the registrant's Registration Statement on Form S-1 dated March 25,
         1994.

10.4+    Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement--incorporated by reference from
         Exhibit 10.19 of the registrant's Registration Statement on Form S-1 dated March 25,
         1994.

10.5+    Form of Mail-Well, Inc. Incentive Stock Option Agreement--incorporated by reference from Exhibit 10.22 of the registrant's Registration Statement on Form S-1 dated March
         25, 1994.

10.6+    Form of Mail-Well, Inc. Nonqualified Stock Option Agreement--incorporated by reference from Exhibit 10.23 of the registrant's Registration Statement on Form S-1 dated March
         25, 1994.

10.7+    1997 Non-Qualified Stock Option Agreement--incorporated by reference from Exhibit 10.54 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997.

10.8+    Mail-Well, Inc. 1998 Incentive Stock Option Plan Incentive Stock Option Agreement--
         incorporated by reference from Exhibit 10.59 to the registrant's quarterly report on
         Form 10-Q for the quarter ended March 31, 1998.




EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
10.9+    Mail-Well, Inc. 2001 Long-Term Equity Incentive Plan--incorporated by reference from the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

10.10+   Form of Non-Qualified Stock Option Agreement under 2001 Long-Term Equity Incentive
         Plan--incorporated by reference from the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

10.11+   Form of Incentive Stock Option Agreement under 2001 Long-Term Equity Incentive Plan--
         incorporated by reference from the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

10.12+   Form of Restricted Stock Award Agreement under 2001 Long-Term Equity Incentive Plan--
         incorporated by reference from the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

10.13+   Form of Restricted Share Unit Award Agreement under 2001 Long-Term Equity Incentive
         Plan--incorporated by reference to Exhibit 10.13 of the registrant's annual report on
         Form 10-K filed for the year ended December 31, 2005.

10.14+   Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended--incorporated by reference to Exhibit 10.24 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004.

10.15+   Form of Executive Severance Agreement entered into between the registrant and certain of its executive officers--incorporated by reference to Exhibit 10.27 of registrant's annual report on Form 10-K filed the year ended December, 2002.

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

10.19+*  Amendment, dated November 8, 2006, to Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.

10.20+   Employment Agreement dated as of June 22, 2006 between the registrant and Thomas Oliva--
         incorporated by reference to Exhibit 10.19 to registrant's quarterly report on Form
         10-Q for the quarter ended June 30, 2006.

10.21+   Employment Agreement dated as of June 22, 2006 between the registrant and Sean
         Sullivan--incorporated by reference to Exhibit 10.20 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006.

10.22+   Employment Agreement dated as of June 22, 2006 between the registrant and Harry Vinson--
         incorporated by reference to Exhibit 10.21 to registrant's quarterly report on Form
         10-Q for the quarter ended June 30, 2006.




EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
10.23+   Employment Agreement dated as of June 22, 2006 between the registrant and Timothy
         Davis--incorporated by reference to Exhibit 10.22 to registrant's quarterly report on
         Form 10-Q for the quarter ended June 30, 2006.

10.24    Credit Agreement dated as of June 21, 2006 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the
         other lenders party thereto--incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K dated (date of earliest event reported) June 21, 2006 and filed with the SEC on June 27, 2006.

10.25    Voting Agreement and Irrevocable Proxy dated as of December 26, 2006 among Cenveo,
         Inc., Clary Limited, Purico (IOM) Limited, Melham US Inc. and Bruce V. Thomas--
         incorporated by reference to Exhibit 99.1 to registrant's current report on Form 8-K dated (date of earliest event reported) December 26, 2006 and filed with the SEC on
         December 27, 2006.

21.1*    Subsidiaries of the registrant.

23.1*    Consent of Ernst & Young LLP.

24.1     Power of Attorney--incorporated by reference to page 73.

31.1*    Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification by Sean S. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification of the Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*    Certification of the Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

--------------
+
   Management contract or compensatory plan or arrangement.
* Filed herewith.

(b) EXHIBITS FILED

Included in Item 15(a)(3) of this Report.

(c) FINANCIAL STATEMENT SCHEDULES FILED

Included in Item 15(a)(2) of this Report.

                                                                SCHEDULE II

                       CENVEO, INC. AND SUBSIDIARIES
              SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                        2006            2005            2004
                                                       -------         -------         -------
ACCOUNTS RECEIVABLE ALLOWANCES
Balance at beginning of year.........................  $ 5,236         $ 4,738         $ 3,984
Charged to costs and expenses........................    4,345           3,427           3,196
Recoveries and other charges(2)......................     (735)            808               6
Deductions(1)........................................   (4,044)         (3,737)         (2,448)
                                                       -------         -------         -------
Balance at end of year...............................  $ 4,802         $ 5,236         $ 4,738
                                                       =======         =======         =======

--------------

(1)  Amounts written off.

(2) Other charges include acquired balances and changes attributable to foreign currency translation.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on February 28, 2007.

                                     CENVEO, INC.

                                     By:      /S/  ROBERT G. BURTON, SR.
                                        ---------------------------------------
                                          Robert G. Burton, Sr., Chairman and
                                                Chief Executive Officer
                                             (Principal Executive Officer)

                                     By:         /S/  SEAN S. SULLIVAN
                                        ---------------------------------------
                                                    Sean S. Sullivan,
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

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

              SIGNATURE                                  TITLE                                   DATE
              ---------                                  -----                                   ----

 /S/  ROBERT G. BURTON, SR.                Chairman and Chief Executive Officer           February 28, 2007
----------------------------                   (Principal Executive Officer)
    Robert G. Burton, Sr.

    /S/  SEAN S. SULLIVAN                         Chief Financial Officer                 February 28, 2007
----------------------------                 (Principal Financial Officer and
      Sean S. Sullivan                         Principal Accounting Officer)

   /S/  PATRICE M. DANIELS                               Director                         February 28, 2007
----------------------------
     Patrice M. Daniels

    /S/  LEONARD C. GREEN                                Director                         February 28, 2007
----------------------------
      Leonard C. Green

    /S/  MARK J. GRIFFIN                                 Director                         February 28, 2007
----------------------------
       Mark J. Griffin

    /S/  ROBERT T. KITTEL                                Director                         February 28, 2007
----------------------------
      Robert T. Kittel

    /S/  ROBERT OBERNIER                                 Director                         February 28, 2007
----------------------------
       Robert Obernier

    /S/  THOMAS W. OLIVA                                 Director                         February 28, 2007
----------------------------
       Thomas W. Oliva