Form 10-Q
period 2007-03-31
CENVEO, INC
filed 2007-05-09
CIK 920321

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

    As of May 1, 2007 the registrant had 53,685,107 shares of common stock outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CENVEO, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (in thousands)
                                              (UNAUDITED)

                                                                 MARCH 31, 2007       DECEMBER 31, 2006
                                                                 --------------       -----------------
                          ASSETS

Current assets:
    Cash and cash equivalents..............................        $    7,887            $   10,558
    Accounts receivable, net...............................           286,603               230,098
    Inventories............................................           135,485                92,406
    Assets held for sale...................................             6,112                51,966
    Prepaid and other current assets.......................            34,141                41,413
                                                                   ----------            ----------
        Total current assets...............................           470,228               426,441

Property, plant and equipment, net.........................           382,598               251,103
Goodwill...................................................           538,587               258,136
Other intangible assets, net...............................           170,327                31,985
Other assets, net..........................................            27,979                34,285
                                                                   ----------            ----------
    Total assets...........................................        $1,589,719            $1,001,950
                                                                   ==========            ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt...................        $   10,818            $    7,513
    Accounts payable.......................................           145,321               116,067
    Accrued compensation and related liabilities...........            64,159                40,242
    Other current liabilities..............................            82,729                63,609
                                                                   ----------            ----------
        Total current liabilities..........................           303,027               227,431

Long-term debt.............................................         1,108,141               667,782
Deferred income taxes......................................            25,227                 4,356
Other liabilities..........................................            75,735                40,640
Commitments and contingencies (Notes 3, 9 and 11)
Shareholders' equity:
    Preferred stock........................................                --                    --
    Common stock...........................................               535                   535
    Paid-in capital........................................           247,345               244,894
    Retained deficit.......................................          (167,746)             (186,436)
    Accumulated other comprehensive (loss) income..........            (2,545)                2,748
                                                                   ----------            ----------
        Total shareholders' equity.........................            77,589                61,741
                                                                   ----------            ----------
    Total liabilities and shareholders' equity.............        $1,589,719            $1,001,950
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

                              CENVEO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except per share data)
                                       (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2007           2006
                                                                  --------       --------
Net sales...................................................      $414,714       $385,286
Cost of sales...............................................       331,490        309,644
Selling, general and administrative.........................        49,484         51,014
Amortization of intangible assets...........................         1,830          1,298
Restructuring and impairment charges........................         2,625         13,476
                                                                  --------       --------
    Operating income........................................        29,285          9,854
Loss on sale of non-strategic business......................            --            706
Interest expense, net.......................................        16,282         18,114
Loss on early extinguishment of debt........................         8,700             --
Other expense, net..........................................           222            219
                                                                  --------       --------
    Income (loss) from continuing operations before income
      taxes.................................................         4,081         (9,185)
Income tax expense (benefit)................................         1,684           (337)
                                                                  --------       --------
    Income (loss) from continuing operations................         2,397         (8,848)
Income from discontinued operations, net of taxes...........        16,293        121,050
                                                                  --------       --------
    Net income..............................................      $ 18,690       $112,202
                                                                  ========       ========
Income (loss) per share - basic:
        Continuing operations...............................      $   0.04       $  (0.17)
        Discontinued operations.............................          0.31           2.28
                                                                  --------       --------
        Net income..........................................      $   0.35       $   2.11
                                                                  ========       ========
Income (loss) per share - diluted:
        Continuing operations...............................      $   0.04       $  (0.17)
        Discontinued operations.............................          0.30           2.28
                                                                  --------       --------
        Net income..........................................      $   0.34       $   2.11
                                                                  ========       ========
Weighted average shares:
        Basic...............................................        53,525         53,109
        Diluted.............................................        54,572         53,109

         See notes to condensed consolidated financial statements.

                                CENVEO, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                    2007              2006
                                                                  ---------         ---------
Cash flows from operating activities:
    Net income..............................................      $  18,690         $ 112,202
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Gain on sale of discontinued operations, net of
          taxes.............................................        (16,287)         (115,637)
        Income from discontinued operations, net of
          taxes.............................................             (6)           (5,413)
        Depreciation and amortization, excluding
          amortization of deferred financing costs..........         11,766            10,649
        Amortization of deferred financing costs............            379               618
        Loss on early extinguishment of debt................          8,700                --
        Stock-based compensation provision..................          2,265             1,140
        Non-cash restructuring and impairment charges.......           (473)            3,787
        Loss on sale of non-strategic business..............             --               706
        Deferred income taxes...............................          1,621                --
        Other non-cash charges, net.........................          1,431             1,233
    Changes in operating assets and liabilities, excluding
      the effects of acquired businesses:
        Accounts receivable.................................          9,102             2,399
        Inventories.........................................         (4,868)           (1,754)
        Accounts payable and accrued compensation and
          related liabilities...............................         (1,545)           14,850
        Other working capital changes.......................          4,201            (8,265)
        Other, net..........................................          3,312            (4,450)
                                                                  ---------         ---------
            Net cash provided by continuing operating
              activities....................................         38,288            12,065
            Net cash provided by discontinued operating
              activities....................................             --             2,617
                                                                  ---------         ---------
            Net cash provided by operating activities.......         38,288            14,682
Cash flows from investing activities:
        Cost of business acquisitions, net of cash
          acquired..........................................       (329,300)               --
        Capital expenditures................................         (7,115)           (5,502)
        Acquisition payments................................             --            (4,653)
        Proceeds from sale of property, plant and
          equipment.........................................          2,347               326
                                                                  ---------         ---------
            Net cash used in investing activities of
              continuing operations.........................       (334,068)           (9,829)
        Proceeds from the sale of discontinued operations...         67,228           119,380
        Capital expenditures for discontinued operations....             --              (632)
                                                                  ---------         ---------
            Net cash provided by investing activities of
              discontinued operations.......................         67,228           118,748
                                                                  ---------         ---------
            Net cash (used in) provided by investing
              activities....................................       (266,840)          108,919
Cash flows from financing activities:
        Repayment of Term Loan B............................       (324,188)               --
        Repayment of Cadmus revolving senior bank credit
          facility..........................................        (70,100)               --
        Repayment of 8 3/8% senior subordinated notes.......        (20,875)               --
        Repayments of senior secured revolving credit
          facility..........................................             --          (123,931)
        Repayments of other long-term debt..................           (166)             (436)
        Payment of refinancing fees, redemption premiums and
          expenses..........................................         (7,489)               --
        Payment of debt issuance costs......................           (886)               --
        Proceeds from issuance of Term Loans................        620,000                --
        Borrowings under revolving credit facility, net.....         29,400                --
        Proceeds from exercise of stock options.............            185             1,110
                                                                  ---------         ---------
            Net cash provided by (used in) financing
              activities....................................        225,881          (123,257)
Effect of exchange rate changes on cash and cash equivalents
  of discontinued operations................................             --                15
                                                                  ---------         ---------
            Net (decrease) increase in cash and cash
              equivalents...................................         (2,671)              359
Cash and cash equivalents at beginning of year..............         10,558             1,035
                                                                  ---------         ---------
Cash and cash equivalents at end of quarter.................      $   7,887         $   1,394
                                                                  =========         =========

         See notes to condensed consolidated financial statements.

                       CENVEO, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Cenveo, Inc. and subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations and its cash flows as of and for the three month period ended March 31, 2007. The results of operations for the three month period ended March 31, 2007 are generally not indicative of the results to be expected for the full year, primarily due to the Company's acquisition of Cadmus Communications Corporation ("Cadmus") and of PC Ink Corp. ("Printegra") in the first quarter of 2007 (Note 3), the increase in the Company's outstanding debt as a result of such acquisitions (Note 9) and seasonality (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality"). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K").

    It is the Company's practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The Financial Statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ended on March 31, 2007 and April 1, 2006, are reported as ending on March 31, 2007 and 2006, respectively, since the effect of a reporting period not ending on these dates is not material.

    Beginning in the fourth quarter of 2006, the financial results of Supremex and certain other assets ("Supremex") sold were accounted for as a discontinued operation, resulting in the Company's historical condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations (Notes 4 and 12).

    New Accounting Pronouncements

    FIN 48

    Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company did not record an adjustment to its liability for unrecognized income tax benefits or retained deficit. As of January 1, 2007, the Company had approximately $10.8 million of unrecognized tax benefits, of which approximately $0.4 million will reduce its effective tax rate if recognized. As of March 31, 2007, the Company had approximately $19.2 million of unrecognized tax benefits. The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company had approximately $1.4 million of accrued interest and penalties related to uncertain tax positions. The Company does not believe that it is reasonably possible that its unrecognized tax benefits will change significantly in the next twelve months.

    The Internal Revenue Service ("IRS") has reviewed the Company's federal income tax returns through 2002. The Company's federal income tax returns for tax years after 2002 remain subject to

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BASIS OF PRESENTATION (CONTINUED)

examination by the IRS. The various states in which the Company is subject to income tax are generally open for the tax years after 2002. In Canada, the Company remains subject to audit for the tax years after 2002. The Company does not believe that the outcome of any examination will have a material impact on its condensed consolidated financial statements.

    EITF 06-3

    Effective January 1, 2007, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement - That is, Gross versus Net Presentation ("EITF 06-3"). The task force concluded that either method is acceptable; however, if taxes are reported on a gross basis (included in sales) a company should disclose those amounts, if significant. The Company records sales net of applicable sales tax. The adoption of EITF 06-3 did not have a significant effect on the Company's condensed consolidated statements of operations.

    SFAS 157

    In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the potential effect SFAS 157 will have on its condensed consolidated financial statements.

    SFAS 159

    In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items of fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the potential effect SFAS 159 will have on its condensed consolidated financial statements.

2. STOCK-BASED COMPENSATION

    The Company did not issue any form of stock-based compensation in the first quarter of 2007. In addition, none of the Company's stock-based compensation awards vested in the first quarter of 2007. The only change to the Company's stock based compensation awards from the amounts presented as of December 31, 2006, was the exercise of 19,925 stock options for shares of the Company's common stock and the cancellation of 40,000 stock options. See Notes 1 and 12 in the Form 10-K.

    Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company's condensed consolidated statements of operations was $2.3 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. BUSINESS ACQUISITIONS

    Cadmus

    On March 7, 2007, the Company completed the acquisition of all of the common stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a wholly owned subsidiary of the Company. Cadmus is one of the world's largest providers of content management and production services to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing services, with annual sales of approximately $450 million. The total cash consideration in connection with the Cadmus acquisition is estimated to be approximately $249.0 million, consisting of: (1) $228.9 million in cash for all of the common stock of Cadmus, (2) payments of $17.6 million for the vested portion of stock options and restricted shares of Cadmus stock and for change in control provisions of Cadmus' incentive plans and (3) $2.5 million of related expenses. The value of the vested portion of the options and restricted shares of Cadmus represents the fair value of the total options and restricted shares based on $24.75, less the intrinsic value of the nonvested portion of the options and restricted shares related to future service of the employees.

    The common stock of Cadmus, which traded under the symbol "CDMS", ceased trading on, and was delisted from, the NASDAQ Global Market.

    In connection with the Cadmus acquisition, the Company refinanced its existing indebtedness and $70.1 million of Cadmus debt (Note 9).

    The following table summarizes, on a preliminary basis, the allocation of the purchase price of Cadmus to the assets acquired and liabilities assumed in the Cadmus acquisition and remains subject to finalization due to the recent date of the acquisition (in thousands):

    Preliminary Purchase Price Allocation

                                                                AS OF
                                                            MARCH 7, 2007
                                                            -------------
Current assets........................................        $ 91,709
Property, plant and equipment.........................         132,922
Goodwill..............................................         241,726
Other intangible assets...............................         112,700
Other assets..........................................           5,224
                                                              --------
    Total assets acquired.............................         584,281
Current liabilities, excluding current portion of
  long-term debt......................................          67,663
Long-term debt, including current maturities..........         210,063
Deferred income taxes.................................          20,134
Other liabilities.....................................          37,459
                                                              --------
    Total liabilities assumed.........................         335,319
Net assets acquired...................................         248,962
Less, cash acquired...................................              --
                                                              --------
    Cost of Cadmus acquisition, less cash acquired....        $248,962
                                                              ========

    The Cadmus acquisition has preliminarily resulted in $241.7 million of goodwill (Note 8), none of which is deductible for income tax purposes, and was assigned entirely to the Company's commercial printing segment. Such goodwill reflects the substantial value of Cadmus' historically profitable journal, periodicals and specialty packaging printing business and the Company's expectation of being able to

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. BUSINESS ACQUISITIONS (CONTINUED)

grow Cadmus' business and to improve operating efficiencies through economies of scale. The acquired identifiable intangible assets, aggregating $112.7 million, include: (1) the Cadmus trademark of $48.0 million, which has been assigned an indefinite life due to its strong brand recognition and the Company's intention to continue using the Cadmus name, the long operating history of Cadmus, its existing customer base and its significant market position, (2) customer relationships of $64.7 million which are being amortized, and (3) unfavorable leases of $3.2 million which are being amortized as a reduction to rent expense. Each of the above amounts, including the amounts in the above table, represents the fair value of the respective plant, property and equipment and other intangible assets, as determined in accordance with a preliminary independent appraisal. The acquired customer relationships have a currently estimated weighted average amortization period of approximately 20 years and the unfavorable leases have a currently estimated weighted average amortization period of approximately 11 years
(Note 8).

    Cadmus' results of operations and cash flows subsequent to the March 7, 2007 acquisition date have been included in the Company's condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007, as applicable, but are not included for the three months ended March 31, 2006. In this regard, net sales of Cadmus commencing with the Company's acquisition on March 7, 2007 were $32.5 million for the three months ended March 31, 2007.

    Pro Forma Operating Data

    The following supplemental pro forma condensed consolidated summary operating data of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Cadmus acquisition as if it had been consummated as of the beginning of each respective year (in thousands except per share amounts):

                                                     THREE MONTHS ENDED           THREE MONTHS ENDED
                                                       MARCH 31, 2007               MARCH 31, 2006
                                                   -----------------------      -----------------------
                                                      AS            PRO            AS            PRO
                                                   REPORTED        FORMA        REPORTED        FORMA
                                                   --------       --------      --------       --------
Net sales....................................      $414,714       $496,531      $385,286       $501,754
Operating income.............................        29,285         30,311         9,854          6,921
Income (loss) from continuing operations.....         2,397         (3,588)       (8,848)        (7,698)
Net income...................................        18,690         12,705       112,202        113,352
Income (loss) per share - basic:
    Continuing operations....................      $   0.04       $  (0.07)     $  (0.17)      $  (0.15)
    Discontinued operations..................          0.31           0.31          2.28           2.28
                                                   --------       --------      --------       --------
    Net income...............................      $   0.35       $   0.24      $   2.11       $   2.13
                                                   ========       ========      ========       ========
Income (loss) per share - diluted:
    Continuing operations....................      $   0.04       $  (0.07)     $  (0.17)      $  (0.15)
    Discontinued operations..................          0.30           0.31          2.28           2.28
                                                   --------       --------      --------       --------
    Net income...............................      $   0.34       $   0.24      $   2.11       $   2.13
                                                   ========       ========      ========       ========

    The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company's actual condensed consolidated results of operations had the Cadmus acquisition actually been consummated as of the beginning of each of the respective years noted above or of the Company's expected future results of operations.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. BUSINESS ACQUISITIONS (CONTINUED)

    Printegra

    On February 12, 2007, the Company completed the acquisition of all of the common stock of Printegra, with annual sales of approximately $90 million. Printegra produces printed business communication documents, including laser cut sheets, envelopes, business forms, security documents, and labels, which are regularly consumed by small and large businesses. The aggregate purchase price paid for Printegra by the Company was approximately $78.5 million, which includes $0.7 million of related fees. The fair values of property, plant and equipment and other intangible assets were determined in accordance with a preliminary independent appraisal. The Printegra acquisition has preliminarily resulted in $37.3 million of goodwill, of which approximately $4.4 million is deductible for income tax purposes and was assigned entirely to the Company's envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $27.5 million, include: (1) customer relationships of $21.5 million which are being amortized over their current estimated weighted average useful lives of 25 years; and (2) trademarks of $6.0 million, which are being amortized over their current estimated weighted average useful lives of approximately 17 years (Note 8).

    Printegra's results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows from the February 12, 2007 acquisition date, but are not included for the three months ended March 31, 2006. Pro forma results for the three month period ended March 31, 2007 and 2006, assuming the acquisition of Printegra had been made on January 1, 2006, have not been presented since the effect is not material.

    Deferred Taxes

    The Company's acquisition of Cadmus resulted in an increase to its deferred tax liabilities of approximately $20.1 million relating to indefinite lived intangible assets. In connection with the Company's acquisition of Printegra, it recorded a net deferred tax liability of $8.1 million and released existing valuation allowances of a like amount against goodwill recorded in accordance with SFAS No. 109, Accounting for Income Taxes.

    Liabilities Related to Exit Activities

    In connection with the acquisition of Cadmus and Printegra, the Company recorded approximately $6.5 million of liabilities to involuntary terminate certain employees and for lease termination costs in connection with its preliminary plan to exit certain activities (Note 10).

    Operating Lease Commitments

    In connection with the Cadmus and Printegra acquisitions, the Company's obligation for future minimum rental payments for non-cancelable operating leases, as set forth in the Form 10-K, increased by approximately $58 million, which are estimated to be payable over the five years ending March 31, 2012 and thereafter as follows: $8.8 million, $8.5 million, $7.0 million, $4.9 million, $4.7 million, thereafter-$24.4 million.

4. DISCONTINUED OPERATIONS

    On March 13, 2007, the Company completed the sale of its remaining 28.6% economic and voting interest in the Supremex Income Fund (the "Fund") for net proceeds of $67.2 million and recorded a pre-tax gain of approximately $26.5 million. Income from discontinued operations for the three months ended March 31, 2007 also includes equity income of $1.3 million related to the Company's retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

    On March 31, 2006, the Company sold to the Fund all of the shares of Supremex and retained a 36.5% economic interest in the Fund. Income from discontinued operations for the three months

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. DISCONTINUED OPERATIONS (CONTINUED)

ended March 31, 2006 includes the $124.1 million pre-tax gain on the March 31, 2006 sale of Supremex to the Fund and the results of operations of Supremex from January 1, 2006 to March 31, 2006, the date of sale.

    The following table summarizes certain statement of operations data for discontinued operations (in thousands):

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ----------------------
                                                    2007           2006
                                                   -------       --------
Net sales....................................      $    --       $ 41,391
Operating income.............................           --          8,838
Other income.................................        1,300             --
Income tax expense...........................        1,294          3,503
Gain on sale of discontinued operations, net
  of taxes of $10,196 and $8,420 in 2007 and
  2006, respectively.........................       16,287        115,637
Income from discontinued operations, net of
  taxes......................................       16,293        121,050

5. OTHER DIVESTITURES

    During the first quarter of 2006, the Company sold a small non-strategic commercial printing business in Bloomfield Hills, Michigan and recorded a loss on sale of non-strategic business of $0.7 million on its condensed consolidated statements of operations.

    From April 1, 2006 through December 31, 2006, the Company sold two other small non-strategic commercial printing businesses in Somerville, Massachusetts and Memphis, Tennessee. The following table summarizes the net sales and operating income of the three businesses that were sold during 2006, which are included in the condensed consolidated statements of operations (in thousands):

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ----------------------
                                                    2007           2006
                                                   -------       --------
Net sales....................................      $    --       $  5,463
Operating income.............................           --            863

     The dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated financial statements, since either the Company has continuing involvement with these entities, migration of cash flows to other Cenveo locations has occurred, or the operations are not material.

6. INVENTORIES

    Inventories by major category are as follows (in thousands):

                                                MARCH 31,       DECEMBER 31,
                                                  2007              2006
                                                ---------       ------------
Raw materials.............................      $ 45,494          $ 28,247
Work in process...........................        38,229            21,638
Finished goods............................        51,762            42,521
                                                --------          --------
                                                $135,485          $ 92,406
                                                ========          ========

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are as follows (in thousands):

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2007              2006
                                                                     ---------       ------------
     Land and land improvements.............................         $  22,437        $  13,562
     Buildings and improvements.............................           105,703           80,740
     Machinery and equipment................................           514,499          437,910
     Furniture and fixtures.................................            12,313           10,771
     Construction in progress...............................            13,532            6,974
                                                                     ---------        ---------
                                                                       668,484          549,957
    Accumulated depreciation................................          (285,886)        (298,854)
                                                                     ---------        ---------
    Property, plant and equipment, net......................         $ 382,598        $ 251,103
                                                                     =========        =========

8. GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill by reportable segment (Note 14) are as follows (in thousands):

                                                        ENVELOPES, FORMS       COMMERCIAL
                                                         AND LABELS             PRINTING          TOTAL
                                                        ----------------       ----------       --------
    Balance as of December 31, 2006...............          $165,672            $ 92,464        $258,136
        Acquisitions..............................            37,292             243,130         280,422
        Foreign currency translation..............                --                  29              29
                                                            --------            --------        --------
    Balance as of March 31, 2007..................          $202,964            $335,623        $538,587
                                                            ========            ========        ========

    Other intangible assets are as follows (in thousands):

                                               MARCH 31, 2007                     DECEMBER 31, 2006
                                     ----------------------------------   ----------------------------------
                                      GROSS                      NET       GROSS                      NET
                                     CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                      AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                     --------   ------------   --------   --------   ------------   --------
Intangible assets with
  determinable lives:
    Customer relationships........   $116,106     $(14,569)    $101,537   $29,906      $(13,001)    $16,905
    Trademarks and tradenames.....     20,521       (2,635)      17,886    14,551        (2,487)     12,064
    Patents.......................      3,028       (1,286)       1,742     3,028        (1,218)      1,810
    Non-compete agreements........      1,640       (1,628)          12     1,640        (1,591)         49
    Other.........................        768         (338)         430       768          (331)        437
                                     --------     --------     --------   -------      --------     -------
                                      142,063      (20,456)     121,607    49,893       (18,628)     31,265

Intangible assets with indefinite
  lives:
    Trademarks....................     48,000           --       48,000        --            --          --
    Pollution credits.............        720           --          720       720            --         720
                                     --------     --------     --------   -------      --------     -------
        Total.....................   $190,783     $(20,456)    $170,327   $50,613      $(18,628)    $31,985
                                     ========     ========     ========   =======      ========     =======

    As of March 31, 2007, the weighted average remaining amortization period for customer relationships was 20 years, trademarks and tradenames was 24 years, patents was seven years, and other was 27 years.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

    Total pre-tax amortization expense for the five years ending March 31, 2012 is estimated to be as follows: $10.3 million, $5.9 million, $5.9 million, $5.9 million and $5.9 million, respectively.

9. LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                    MARCH 31,           DECEMBER 31,
                                                                      2007                  2006
                                                                  -------------         ------------
     Term Loans, due 2013...................................       $  620,000             $324,188
     7 7/8% Senior Subordinated Notes, due 2013.............          320,000              320,000
     8 3/8% Senior Subordinated Notes, due 2014 ($104.1
       million outstanding principal amount)................          106,468                   --
     9 5/8% Senior Notes, due 2012..........................           10,498               10,498
     Revolving Credit Facility, due 2012....................           44,900               15,500
     Other..................................................           17,093                5,109
                                                                   ----------             --------
                                                                    1,118,959              675,295
     Less current maturities................................          (10,818)              (7,513)
                                                                   ----------             --------
     Long-term debt.........................................       $1,108,141             $667,782
                                                                   ==========             ========

    Debt Amendment and Refinancing

    On March 7, 2007, in connection with the Cadmus acquisition (Note 3), the Company amended and refinanced its $525 million senior secured credit facilities (the "Credit Facilities"). The Credit Facilities, established in June 2006, were comprised of a $200 million six-year revolving credit facility ("Revolving Credit Facility") and a $325 million seven-year term loan facility ("Term Loan B"). The Credit Facilities were amended by increasing the overall borrowing availability from $525 million to $925 million (the "Amended Credit Facilities"), providing for the Company to:
(1) retire the Term Loan B, (2) acquire Cadmus with a $600 million six-year term loan facility ("Term Loan C"), including retiring and extinguishing the Cadmus revolving senior bank credit facility which had an outstanding balance of $70.1 million, and (3) retire any and/or all of Cadmus' $125 million 8 3/8% Senior Subordinated Notes, due 2014 ("8 3/8% Notes") using a $125 million delayed-draw term loan facility (collectively with the Term Loan C, the "Term Loans"). The Company also borrowed approximately $48 million from the Revolving Credit Facility to fund a portion of the Cadmus acquisition. Several of the customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of the Company's assets, including those of Cadmus. The Company capitalized debt issue costs of approximately $0.9 million, which are being amortized over the remaining life of the Amended Credit Facilities.

    In connection with the Amended Credit Facilities, the Company recorded a loss on early extinguishment of debt of $8.4 million, which includes $6.7 million of related fees and the write-off of $1.7 million of unamortized debt issue costs.

    Interest rate swaps

    On March 21, 2007, the Company entered into interest rate swap agreements to hedge interest rate exposure for an additional $125 million notional amount of floating rate debt, bringing the Company's total hedge of its interest rate exposure of notional floating rate debt to $345 million. The

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)

Company's hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company's condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of March 31, 2007, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

    Cadmus Debt

    On March 5, 2007, the Company commenced a cash tender offer and consent solicitation (the "Cadmus Tender Offer") for any and all of the outstanding 8 3/8% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8 3/8% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8 3/8% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014. In connection with the acquisition of Cadmus, the Company recorded a $2.8 million increase to the value of the 8 3/8% Notes to record them at their fair value (Note 3).

    In connection with the acquisition of Cadmus, the Company entered into a supplemental indenture, dated March 7, 2007, to the indenture of the 8 3/8% Notes dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8 3/8% Notes were issued. This supplemental indenture provides for, among other things, the assumption by the Company of the obligations of Cadmus under the 8 3/8% Notes and such indenture and the addition of other U.S. subsidiaries of the Company as guarantors of these notes. Simultaneously, the Company entered into a supplemental indenture, dated March 7, 2007, to the indenture dated February 4, 2004 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the Company's 7 7/8% Senior Subordinated Notes, due 2013 (the "7 7/8% Notes") were issued. This supplemental indenture provides for, among other things, the addition of the U.S. subsidiaries of Cadmus as guarantors of the 7 7/8% Notes.

    On March 19, 2007, the Company accepted for purchase and paid approximately $20.9 million for the 8 3/8% Notes tendered in the Cadmus
Tender Offer, using $20 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. In connection with the 8 3/8% Notes tendered, the Company recorded a loss on early extinguishment of debt of approximately $0.3 million, which included $0.8 million of tender premiums and tender-related expenses and the write-off of $0.5 million of the fair value increase to the 8 3/8% Notes recorded in connection with the Cadmus acquisition. The merger of Cadmus into Cenveo was a "change of control" of Cadmus under the 8 3/8% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, the Company extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8 3/8% Note tendered for a price equal to 101% of outstanding principal plus any accrued and unpaid interest, and waived the consent-related conditions previously set forth (the "Change of Control Offer"). On April 23, 2007, the Company settled payment on all 8 3/8% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed draw-term facility under the Amended Credit Facilities.

    Other debt includes $12.2 million of equipment term loans assumed in connection with the acquisition of Cadmus, which have variable interest rates.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)

    9 5/8% Senior Notes

    On May 4, 2007, the Company retired the remaining $10.5 million of its 9 5/8% Senior Notes due 2012 for 104.813% of the principal amount plus accrued interest, which was funded with our Revolving Credit Facility.

    As of March 31, 2007, the Company was in compliance with all covenants under its debt agreements.

10. RESTRUCTURING AND IMPAIRMENT CHARGES

    In September 2005, the senior management team of Cenveo implemented a cost savings and restructuring plan that included the consolidation of the Company's purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. The following tables and discussion present the details of the expenses recognized in the first quarter of 2007 and 2006 as a result of this restructuring plan.

    2007 ACTIVITY

    Restructuring and impairment charges for the three months ended March 31, 2007 are as follows (in thousands):

                                                  ENVELOPES,
                                                  FORMS AND        COMMERCIAL
                                                   LABELS          PRINTING         CORPORATE        TOTAL
                                                   -------           ------           -----          ------
    Employee separation costs...............       $   702           $  663           $  18          $1,383
    Asset impairments, net of gain on
      sale..................................          (608)             135              --            (473)
    Equipment moving expenses...............           536              112              --             648
    Lease termination expenses..............            19               66              30             115
    Building clean-up and other expenses....           113              817              22             952
                                                   -------           ------           -----          ------
        Total restructuring and impairment
          charges...........................       $   762           $1,793           $  70          $2,625
                                                   =======           ======           =====          ======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment incurred employee separation costs of $0.3 million related to workforce reductions, asset impairments, net of $(0.6) million which primarily relates to the gain on sale of a facility, equipment moving expenses of $0.5 million for the redeployment of equipment and building clean-up and other expenses of $0.1 million related to the locations that were closed during 2006. The segment incurred employee separation costs of $0.4 million related to workforce reductions at other locations relating to the Company's cost savings initiatives.

    COMMERCIAL PRINTING. The commercial printing segment incurred employee separation costs of $0.3 million related to workforce reductions, asset impairment charges of $0.1 million for equipment taken out of service, equipment moving expenses of $0.1 million for the redeployment of equipment and $0.8 million of building clean-up and other expenses related to locations closed in 2006 and 2005. The segment incurred employee separation costs of $0.4 million related to workforce reductions at other locations relating to the Company's cost savings initiatives.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RESTRUCTURING AND IMPAIRMENT CHARGES (CONTINUED)

    2006 ACTIVITY

    Restructuring and impairment charges for the three months ended March 31, 2006 are as follows (in thousands):

                                                 ENVELOPES,
                                                 FORMS AND        COMMERCIAL
                                                  LABELS          PRINTING         CORPORATE         TOTAL
                                                  -------          -------           ------         -------
    Employee separation costs..............       $ 2,238          $ 3,938           $  555         $ 6,731
    Asset impairments......................         1,865               45               --           1,910
    Equipment moving expenses..............           770            1,103               --           1,873
    Lease termination expenses.............         1,877               --               --           1,877
    Building clean-up and other expenses...           175              910               --           1,085
                                                  -------          -------           ------         -------
        Total restructuring and impairment
          charges..........................       $ 6,925          $ 5,996           $  555         $13,476
                                                  =======          =======           ======         =======

    ENVELOPES, FORMS AND LABELS. The envelopes, forms and labels segment closed manufacturing plants in Denver, Colorado, and Kankakee, Illinois and an office location in Chicago, Illinois in the first quarter of 2006. As a result of these closures, the segment recorded impairment charges of $0.6 million related to equipment taken out of service at these locations, employee separation costs of $1.3 million related to workforce reductions, and equipment moving and other related expenses of $0.6 million. In addition, the segment recorded lease termination expenses of $1.9 million representing the net present value of the cost that are not expected to be recovered over the remaining terms of three leased facilities no longer in use.

    The segment recorded impairment charges of $0.6 million related to equipment to be taken out of service and incurred $0.1 million in equipment moving expenses related to additional plant closures in 2006.

    The segment incurred impairment charges of $0.7 million related to equipment taken out of service and equipment moving and other expenses of $0.2 million related to two plants closed in the fourth quarter of 2005.

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

    The segment incurred employee separation costs of $1.3 million, moving expenses of $0.9 million for the redeployment of equipment and building clean-up and other expenses of $0.7 million for three plants closed in the fourth quarter of 2005.

    The segment incurred employee separation costs of $1.4 million at other locations relating to the Company's cost savings initiatives.

    CORPORATE. In the fourth quarter of 2005, the Company made significant changes to its corporate management team and staff and moved its corporate headquarters from Denver, Colorado to Stamford, Connecticut. During the first quarter of 2006, the Company incurred additional employee separation costs of $0.6 million related to these changes.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RESTRUCTURING AND IMPAIRMENT CHARGES (CONTINUED)

    A summary of the activity charged to the restructuring liabilities is as follows (in thousands):

                                                    LEASE           EMPLOYEE          PENSION
                                                 TERMINATION       SEPARATION       WITHDRAWAL
                                                    COSTS            COSTS          LIABILITIES       TOTAL
                                                 -----------       ----------       -----------      -------
    Balance at December 31, 2006...........        $ 5,541          $ 1,427            $642          $ 7,610
        Accruals, net......................          3,998            4,019              --            8,017
        Payments...........................         (1,157)          (1,021)            (30)          (2,208)
                                                   -------          -------            ----          -------
    Balance at March 31, 2007..............        $ 8,382          $ 4,425            $612          $13,419
                                                   =======          =======            ====          =======

11. PENSION PLANS

    The components of the net periodic pension expense for the Company's pension plans and other post retirement benefit plans (including those assumed in connection with the Cadmus acquisition, see below) are as follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                    2007            2006
                                                                   -------         -------
     Service cost...........................................       $    69         $    42
     Interest cost..........................................         1,111             317
     Expected return on plan assets.........................          (925)           (176)
     Net amortization and deferral..........................           175              69
                                                                   -------         -------
     Net periodic pension expense...........................       $   430         $   252
                                                                   =======         =======

    As of March 31, 2007, the Company had made contributions of $0.3 million to its pension plans. The Company expects to contribute $11.4 million to its pension plans and postretirement plans for the remainder of 2007.

    Cadmus Pension and Other Postretirement Plans

    In connection with the acquisition of Cadmus, the Company assumed certain defined benefit pension plans including participating in one multi-employer retirement plan that provides defined benefits to associates covered under two collective bargaining agreements. The Company also assumed certain nonqualified, nonfunded supplemental pension plans for certain key executives. For these supplemental plans, the Company maintains certain life insurance policies on former key executives which are intended to defray costs and obligations under such plans. All such defined benefit plans provide benefit payments using formulas based on an associate's compensation and length of service, or stated amounts for each year of service. Prior to the Company's acquisition of Cadmus, the benefits under the Cadmus pension plans, except for one plan, were frozen to mitigate the volatility in pension expense and required cash contributions expected in future years. Based on preliminary actuarial data, the Cadmus pension plans were under-funded by approximately $34.1 million, which liability is included in the Company's March 31, 2007 condensed consolidated balance sheet.

    Cadmus also maintained separate postretirement benefit plans (medical and life insurance) for certain of its former associates. Certain Cadmus associates are eligible for retiree medical coverage for themselves and their spouses if they retire on, or after attaining age 55 with ten or more years of service. Benefits differ depending upon the date of retirement. Based on preliminary actuarial data, the Cadmus postretirement plans were under-funded by approximately $2.7 million, which liability is included in the Company's March 31, 2007 condensed consolidated balance sheet.

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMPREHENSIVE INCOME

    A summary of comprehensive income is as follows (in thousands):

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ------------------------
                                                                    2007             2006
                                                                   -------         --------
     Net income.............................................       $18,690         $112,202
     Other comprehensive income (loss):
          Minimum pension liability adjustment..............            --            6,004
          Unrealized gain on cash flow hedges...............            94               --
          Currency translation adjustment...................        (5,387)         (15,422)
                                                                   -------         --------
     Comprehensive income...................................       $13,397         $102,784
                                                                   =======         ========

    In connection with the sale of its remaining investment in the Fund on March 13, 2007 (Note 4), the Company reclassified $5.5 million of currency translation adjustment into discontinued operations from other comprehensive income. In connection with the sale of Supremex to the Fund in the first quarter of 2006 (Note 4), the Company reclassified $6.0 million of a minimum pension liability adjustment and $14.3 million of currency translation adjustment relating to the business sold into discontinued operations from other comprehensive income.

13. INCOME (LOSS) PER SHARE

    Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution that could occur if options, restricted stock and restricted stock units to issue common stock were exercised under the treasury stock method. The only Company securities as of March 31, 2007 that could dilute basic income per share for periods subsequent to March 31, 2007 are: (1) outstanding stock options which are exercisable into 3,266,855 shares of the Company's common stock and (2) 757,150 shares of restricted stock and restricted stock units ("RSU's").

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. INCOME (LOSS) PER SHARE (CONTINUED)

    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                   2007           2006
                                                                  -------       --------
    Numerator for basic and diluted income (loss) per share
        Income (loss) from continuing operations............      $ 2,397       $ (8,848)
        Income from discontinued operations, net of taxes...       16,293        121,050
                                                                  -------       --------
        Net income..........................................      $18,690       $112,202
                                                                  =======       ========
    Denominator weighted average common shares outstanding:
        Basic shares........................................       53,525         53,109
            Dilutive effect of stock options and RSU's......        1,047             --
                                                                  -------       --------
        Diluted shares......................................       54,572         53,109
                                                                  =======       ========
    Income (loss) per share - basic:
        Continuing operations...............................      $  0.04       $  (0.17)
        Discontinued operations.............................         0.31           2.28
                                                                  -------       --------
        Net income (loss)...................................      $  0.35       $   2.11
                                                                  =======       ========
    Income (loss) per share - diluted:
        Continuing operations...............................      $  0.04       $  (0.17)
        Discontinued operations.............................         0.30           2.28
                                                                  -------       --------
        Net income..........................................      $  0.34       $   2.11
                                                                  =======       ========

14. SEGMENT INFORMATION

    The Company operates in two segments--the envelope, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes and mailers generally sold to third-party dealers such as print distributors, office products suppliers, office-products retail chains and the U.S. retail pharmacy market. The commercial printing segment is in the business of designing, manufacturing and distributing printed products that include advertising literature, corporate identity materials, financial printing, journals, magazines, calendars, greeting cards, brand marketing materials, catalogs, maps, specialty packaging and direct mail.

    Operating income of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses (Note 2).

                       CENVEO, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SEGMENT INFORMATION (CONTINUED)

    The following tables present certain segment information (in thousands):

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                     2007              2006
                                                                  ----------       ------------
    Net sales:
        Envelopes, forms and labels.........................      $  211,470        $  192,355
        Commercial printing.................................         203,244           192,931
                                                                  ----------        ----------
        Total...............................................      $  414,714        $  385,286
                                                                  ==========        ==========
    Operating income (loss):
        Envelopes, forms and labels.........................      $   28,435        $   15,773
        Commercial printing.................................           9,630               327
        Corporate...........................................          (8,780)           (6,246)
                                                                  ----------        ----------
        Total...............................................      $   29,285        $    9,854
                                                                  ==========        ==========
    Restructuring, impairment and other charges:
        Envelopes, forms and labels.........................      $      762        $    6,925
        Commercial printing.................................           1,793             5,996
        Corporate...........................................              70               555
                                                                  ----------        ----------
        Total...............................................      $    2,625        $   13,476
                                                                  ==========        ==========
    Net sales by product line:
        Envelopes...........................................      $  144,358        $  146,539
        Commercial printing.................................         176,040           191,893
        Journals and magazines..............................          26,431                --
        Labels and business forms...........................          67,885            46,854
                                                                  ----------        ----------
        Total...............................................      $  414,714        $  385,286
                                                                  ==========        ==========
    Intercompany sales:
        Envelopes, forms and labels to commercial
          printing..........................................      $    2,966        $    3,522
        Commercial printing to envelopes, forms and
          labels............................................           2,632             4,979
                                                                  ----------        ----------
        Total...............................................      $    5,598        $    8,501
                                                                  ==========        ==========

                                                                  MARCH 31,        DECEMBER 31,
                                                                     2007              2006
                                                                  ----------       -------------
    Identifiable assets:
        Envelopes, forms and labels.........................      $  573,250        $  496,379
        Commercial printing.................................         971,419           393,954
        Corporate...........................................          45,050           111,617
                                                                  ----------        ----------
        Total...............................................      $1,589,719        $1,001,950
                                                                  ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Item 7 of our 2006 Annual Report on Form 10-K, which we refer to as our Form 10-K, describes the application of our critical accounting policies for which there have been no significant changes as of March 31, 2007. On March 7, 2007, we acquired Cadmus Communications Corporation, which we refer to as Cadmus, and on February 12, 2007, we acquired PC Ink Corp., which we refer to as Printegra. See "Acquisitions" and "Long-Term Debt" below.

FORWARD-LOOKING STATEMENTS

    Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" and similar expressions, or as other statements that do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual results to differ materially from what is expressed or forecasted in these forward-looking statements. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements. Such statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

    Factors that could cause actual results to differ materially from management's expectations include, without limitation: (1) our substantial indebtedness impairing our financial condition and limiting our ability to incur additional debt; (2) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (3) the potential to incur additional indebtedness, further exacerbating the above factors; (4) cross default provisions in our indebtedness, which could cause all of our debt to become due and payable as a result of a default under an unrelated debt instrument; (5) our ability to successfully integrate acquisitions; (6) intense competition in our industry; (7) the absence of long-term customer agreements in our industry, subjecting our business to fluctuations; (8) factors affecting the U.S. postal services impacting demand for our products; (9) increases in paper costs and decreases in its availability; (10) our history of losses from continuing operations and the ability to return to consistent profitability; (11) the availability of the Internet and other electronic media affecting demand for our products; (12) our labor relations; (13) compliance with environmental rules and regulations; (14) dependence on key management personnel; and (15) general economic, business and labor conditions. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the SEC.

BUSINESS OVERVIEW

    We are a leading provider of print and visual communications, with one-stop services from design through fulfillment. According to Printing Impressions, after the acquisition of Cadmus and Printegra, we are the third largest diversified printing company in North America.

    ACQUISITIONS. Printegra is a leading producer of printed business communication documents, labels and envelopes regularly used by small and large businesses. With the acquisition of Printegra, we have increased our offering of products to our existing base of customers, by including short-run documents, labels, and envelope products. At the same time, customers of Printegra are now able to access our broad offering of products and services. Printegra's operations are included within our envelopes, forms and labels segment results since the date of the acquisition. See
Note 3 to the condensed consolidated financial statements included herein.

    Cadmus is one of the world's largest providers of content management and print services to scientific, technical and medical journal publishers, and one of the largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services. We believe that when fully integrated, the addition of Cadmus will create significant benefits for us. For example, we expect to realize significant economies of scale resulting from our increased volume of business that will enable us to purchase raw materials, primarily paper and ink and other supplies, on more favorable terms and ensure better availability of these materials in tight markets. The operations of Cadmus are included within our commercial printing segment results since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included herein.

    BUSINESS SEGMENTS. We operate our businesses in two complimentary reportable segments: envelopes, forms and labels and commercial printing. Our broad portfolio of products and services includes envelopes, forms and labels, specialty packaging, business documents, commercial printing, journals and magazines, provided through a network of over 60 production, fulfillment and distribution facilities, which we refer to as manufacturing facilities, primarily throughout North America.

    ENVELOPES, FORMS AND LABELS. Our envelopes, forms and labels segment specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment produces business forms and labels, custom and stock envelopes and mailers generally sold to third-party dealers such as print distributors, office-products suppliers, office-products retail chains and the U.S. retail pharmacy market.

    COMMERCIAL PRINTING. Our commercial printing segment is in the business of designing, manufacturing and distributing printed products that include advertising literature, corporate identity materials, financial printing, journals, magazines, calendars, greeting cards, brand marketing materials, catalogs, maps, specialty packaging and direct mail.

CONSOLIDATED OPERATING RESULTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for the three month period ended March 31, 2007 followed by a discussion of the results of each of our business segments for the same period. Our results for the first quarter of 2007 include the operating results of both Cadmus and Printegra subsequent to their respective acquisition dates. Since these acquisitions occurred during the first quarter of 2007 and the results of the acquisitions are not included for a full quarter, we expect that our net sales and operating income in future quarters and for the year will increase relating to these acquisitions. See Note 3 to the condensed consolidated financial statements included herein. Beginning in the fourth quarter of 2006, the financial results of Supremex Inc., and certain other assets, which we refer to as Supremex, have been accounted for as a discontinued operation, resulting in our historical 2006 condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations. On March 13, 2007, we completed the sale of our remaining 28.6% economic and voting interest in the Supremex Income Fund, which we refer to as the Fund. See Note 4 to the condensed consolidated financial statements included herein.

    A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Division net sales exclude sales of divested operations, and division operating income excludes corporate expenses, restructuring and impairment charges and the results of divested operations. Our fiscal quarters end on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ended on March 31, 2007 and April 1, 2006, are reported as ending on

March 31, 2007 and 2006, respectively, since the effect of a reporting period not ending on these dates is not material.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2007           2006
                                                                  --------       --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
                                                                   ---------------------
Division net sales..........................................      $414,714       $379,823
    Divested operations.....................................            --          5,463
                                                                  --------       --------
Net sales...................................................      $414,714       $385,286
                                                                  ========       ========
Division operating income...................................      $ 40,620       $ 29,884
    Corporate expenses......................................         8,710          5,691
    Restructuring and impairment charges....................         2,625         13,476
    Divested operations.....................................            --            863
                                                                  --------       --------
Operating income............................................        29,285          9,854
    Loss on sale of non-strategic businesses................            --            706
    Interest expense, net...................................        16,282         18,114
    Loss on early extinguishment of debt....................         8,700             --
    Other expense, net......................................           222            219
                                                                  --------       --------
Loss from continuing operations before income taxes.........         4,081         (9,185)
    Income tax expense (benefit)............................         1,684           (337)
                                                                  --------       --------
Income (loss) from continuing operations....................         2,397         (8,848)
    Income from discontinued operations, net of taxes.......        16,293        121,050
                                                                  --------       --------
Net income..................................................      $ 18,690       $112,202
                                                                  ========       ========

Income (loss) per share--basic:
    Continuing operations...................................      $   0.04       $  (0.17)
    Discontinued operations.................................          0.31           2.28
                                                                  --------       --------
    Net income..............................................      $   0.35       $   2.11
                                                                  ========       ========

Income (loss) per share--diluted:
    Continuing operations...................................      $   0.04       $  (0.17)
    Discontinued operations.................................          0.30           2.28
                                                                  --------       --------
    Net income..............................................      $   0.34       $   2.11
                                                                  ========       ========

NET SALES

    Net sales increased $29.4 million in the first quarter of 2007, as compared to the first quarter of 2006. This increase was primarily due to the $57.6 million of sales resulting from the acquisition of Cadmus and Printegra in the first quarter of 2007 and Rx Technology Corporation, which we refer to as Rx, in July 2006, with no corresponding amounts in the first quarter of 2006, offset in part by lower sales from our commercial printing segment of $22.1 million, primarily due to plant closures, non-strategic businesses sold in 2006, and lower sales at our ongoing plants and lower sales from our envelopes, forms and labels segment of $6.1 million, primarily due to lower volume. See Segment Operations below for a more detailed discussion of the primary factors for our net sales changes.

OPERATING INCOME

    Operating income increased $19.4 million in the first quarter of 2007, as compared to the first quarter of 2006. This increase was primarily due to decreased restructuring and impairment charges of $10.9 million and operating income of $4.0 million in the first quarter of 2007 resulting from the acquisition of Cadmus, Printegra and Rx, with no corresponding amounts in the first quarter of 2006. See Segment Operations below for a more detailed discussion of the primary factors for our operating income changes for our segments.

    CORPORATE EXPENSES. Corporate expenses include the costs of our corporate headquarters. Corporate expenses were higher in the first quarter of 2007, as compared to the first quarter of 2006, primarily due to certain back-office functions moving to the corporate office in Stamford, Connecticut, and increased compensation expense, including the expense recorded under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. See Note 2 to the condensed consolidated financial statements included herein.

    RESTRUCTURING AND IMPAIRMENT CHARGES. We continue to execute on our cost savings programs initiated in 2005, including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of information technology infrastructure. See Note 10 to the consolidated financial statements included herein. As of March 31, 2007, our total restructuring liability was $13.4 million.

    During the first quarter of 2007, we incurred $2.6 million of restructuring and impairment charges, which include $1.4 million of employee separation costs, asset impairments, net of $(0.5) million which includes the gain on sale of a facility of $(0.6) million, equipment moving expenses of $0.6 million, lease termination costs of $0.1 million and building clean-up and other expenses of $1.0 million.

    During the first quarter of 2006, we incurred $13.5 million of restructuring and impairment charges, which included $6.7 million of employee separation costs, $1.9 million of asset impairments, equipment moving expenses of $1.9 million, lease termination costs of $1.9 million and building clean-up and other expenses of $1.1 million.

    LOSS ON SALE OF NON-STRATEGIC BUSINESSES. During the first quarter of 2006, we sold a small non-strategic commercial printing business and recorded a loss on sale of non-strategic business of $0.7 million.

    INTEREST EXPENSE, NET. Interest expense decreased approximately $1.8 million to $16.3 million in the first quarter of 2007, from $18.1 million in the first quarter of 2006, primarily due to lower interest rates resulting from our debt refinancing in June 2006. Interest expense in the first quarter of 2007 reflects average outstanding debt of $817.1 million and a weighted average interest rate of 7.6%, compared to average outstanding debt of $815.9 million and a weighted average interest rate of 8.4% in the first quarter of 2006. We expect higher interest expense for the remainder of 2007, as a result of our increased debt level resulting from the acquisition of Cadmus and Printegra. See Long-Term Debt below and
Note 9 to the condensed consolidated financial statements included herein.

    LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the Cadmus acquisition and the refinancing of our existing credit facilities on March 7, 2007, we incurred a loss on early extinguishment of debt of approximately $8.4 million. In addition, as a result of the tender offer and repayment on March 19, 2007 of $20.9 million of Cadmus' 8 3/8% Senior Subordinated Notes, due 2014, which we refer to as the 8 3/8% Notes, we recorded a loss on early extinguishment of debt of approximately $0.3 million. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

INCOME TAXES

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ---------------------
                                                                      2007           2006
                                                                     -------         -----
                                                                        (IN THOUSANDS)
                                                                        --------------
Income tax expense (benefit) for U.S. operations............         $ 1,424         $(337)
Income tax expense for foreign operations...................             260            --
                                                                     -------         -----
Income tax expense (benefit)................................         $ 1,684         $(337)
                                                                     =======         =====
Effective income tax rate...................................           41.26%          3.7%
                                                                     =======         =====

    In the first quarter of 2007, we had income tax expense of $1.7 million, which primarily relates to $1.4 million of taxes on our domestic operations. In the first quarter of 2006, we had an income tax benefit of $0.3 million, which was primarily related to the loss from continuing operations from our domestic operations. Our effective tax rate in the first quarter of 2007 was higher than the first quarter of 2006, primarily due to the release of valuation allowances during the first quarter of 2006. Our effective tax rate in the first quarter of 2007 was higher than the statutory rate, primarily due to state taxes and other permanent items.

    We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the "more likely than not" recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We consider our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. As of March 31, 2007, the total valuation allowance on our net U.S. deferred tax assets was approximately $75 million.

    INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES. Income from discontinued operations, net of taxes, in the first quarter of 2007, includes the $16.3 million gain on sale of our remaining interest in the Fund, and equity income related to our retained interest of the Fund from January 1, 2007 through March 13, 2007, the date of sale. Income from discontinued operations, net of taxes, in the first quarter of 2006 includes the gain on the sale of our majority interest in Supremex on March 31, 2006 of $115.7 million, and Supremex's results of operations from January 1, 2006 to March 31, 2006. See Note 4 to the condensed consolidated financial statements included herein.

SEGMENT OPERATIONS

    Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on division net sales and division operating income. The summaries of net sales and operating income of our two segments have been presented to show each segment without the net sales of divested operations, as applicable, and to show the operating income of each segment without the results of divested operations and excluding restructuring and impairment charges. Net sales and operating income of operations divested and restructuring and impairment charges are included in the tables below to reconcile segment net sales and operating income reported in Note 14 to the condensed consolidated financial statements to division net sales and division operating income on which our segments are evaluated.

ENVELOPES, FORMS AND LABELS

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       2007             2006
                                                                     --------         --------
                                                                          (IN THOUSANDS)
                                                                          --------------
Segment net sales...........................................         $211,470         $192,355
                                                                     ========         ========
Segment operating income....................................         $ 28,435         $ 15,773
    Restructuring and impairment charges....................              762            6,925
                                                                     --------         --------
Division operating income...................................         $ 29,197         $ 22,698
                                                                     ========         ========
Division operating income margin............................             13.8%            11.8%

SEGMENT NET SALES

    Segment net sales for our envelopes, forms and labels segment increased $19.1 million, or 9.9%, in the first quarter of 2007, as compared to 2006. This increase was primarily due to $25.1 million of sales resulting from the acquisition of Printegra and Rx, with no corresponding amounts in the first quarter of 2006, and $3.8 million from increased sales volume to our office product retail customers. These increases were offset in part by:
(1) lower sales volume from our envelope business of $6.1 million and (2) lower sales from our traditional documents business of $3.1 million mainly as a result of customers' improved capabilities to print high quality documents on their own.

DIVISION OPERATING INCOME

    Division operating income of the envelopes, forms and labels segment increased $6.5 million, or 28.6%, in the first quarter of 2007, as compared to 2006. This increase was primarily due to $2.9 million of operating income resulting from the acquisition of Printegra and Rx and reduced selling, general and administrative expenses of $3.1 million from plant consolidations and other cost reduction programs.

COMMERCIAL PRINTING

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                     2007           2006
                                                                   --------       --------
                                                                       (IN THOUSANDS)
                                                                       --------------
Segment net sales...........................................       $203,244       $192,931
    Divested operations.....................................             --         (5,463)
                                                                   --------       --------
Division net sales..........................................       $203,244       $187,468
                                                                   ========       ========
Segment operating income....................................       $  9,630       $    327
    Restructuring and impairment charges....................          1,793          5,996
    Divested operations.....................................             --            863
                                                                   --------       --------
Division operating income...................................       $ 11,423       $  7,186
                                                                   ========       ========
Division operating income margin............................            5.6%           3.8%

DIVISION NET SALES

    Division net sales of the commercial printing segment increased $15.8 million, or 8.4%, in the first quarter of 2007, as compared to 2006. This increase was primarily due to the acquisition of Cadmus, which contributed sales of $32.5 million subsequent to the acquisition date, offset in part by lower sales of $10.7 million from plants that were closed in 2006 and a decline in sales at our ongoing plants of $6.1 million primarily due to the downsizing of one plant in 2006.

DIVISION OPERATING INCOME

    Division operating income of the commercial printing segment increased $4.2 million, or 59.0%, in the first quarter of 2007, as compared to 2006. This increase was primarily due to: (1) $1.8 million of increased gross margins from our ongoing printing operations, (2) $1.4 million of cost savings from plants that we closed in 2006 along with other cost reduction programs reducing selling, general and administrative expenses, and (3) $1.0 million of operating income resulting from the Cadmus acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES. Net cash provided by continuing operating activities was $38.3 million in the first quarter of 2007, which was primarily due to net income adjusted for non-cash items of $28.1 million and a decrease in our working capital of $6.9 million. The decrease in our working capital primarily resulted from increased cash collections of accounts receivable from our customers, offset in part by an increase in inventories due to the timing of work performed for our customers.

    Net cash provided by continuing operating activities was $12.1 million in the first quarter of 2006, which was primarily due to net income adjusted for non-cash items of $9.3 million and a decrease in our working capital of $7.2 million, primarily resulting from the timing of payments to our vendors.

    NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES. Represents the net cash provided from the operations of Supremex.

    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES. Net cash used in investing activities was $266.8 million in the first quarter of 2007, primarily resulting from the acquisition cost of Cadmus and Printegra of $329.3 million and capital expenditures of $7.1 million, offset in part by $67.2 million of cash proceeds from the sale of our remaining interest in the Fund.

    Net cash provided by investing activities was $108.9 million in the first quarter of 2006, primarily resulting from the cash proceeds of $119.4 million from the sale of our majority interest in Supremex, offset in part by capital expenditures of $6.1 million and deferred payments of $4.7 million related to acquisitions.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $225.9 million in the first quarter of 2007, primarily due to our debt financed acquisition of Cadmus (see Debt Amendment and Refinancing below) with proceeds from our Term Loans of $620 million and net borrowings under our revolving credit facility of $29.4 million, offset in part by the repayment of: (i) our Term Loan B of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, and (iii) $20.9 million of 8 3/8% Notes.

    Net cash used in financing activities was $123.3 million in the first quarter of 2006, primarily resulting from the repayment of $123.9 million of our senior secured credit facility with proceeds from the sale of Supremex.

    LONG-TERM DEBT. Our total outstanding long-term debt, including current maturities, was $1.1 billion at March 31, 2007, an increase of $443.7 million from December 31, 2006. This increase was primarily due to the acquisition of Cadmus and Printegra in the first quarter of 2007. See Debt Amendment and Refinancing below and Notes 3 and 9 to the condensed consolidated financial statements included herein. As of March 31, 2007, approximately 70% of our outstanding debt was subject to fixed interest rates. As of April 30, 2007, we had $61 million outstanding under our revolving credit facility.

    Debt Amendment and Refinancing

    On March 7, 2007, in connection with the Cadmus acquisition, we amended and refinanced our $525 million senior secured credit facilities, which we refer to as the Credit Facilities. The Credit Facilities, established in June 2006, were comprised of a $200 million six-year revolving credit facility, which we refer to as the Revolving Credit Facility, and a $325 million seven-year term loan facility, which we refer to as the Term Loan
B. The Credit Facilities were amended by increasing the overall borrowing availability from $525 million to $925 million, which we refer to as the Amended Credit Facilities, provided that we: (1) retire the Term Loan B,
(2) acquire Cadmus with a $600 million six-year term loan facility, which we refer to as the Term Loan C, including retiring and extinguishing the Cadmus revolving senior bank credit facility which had an outstanding balance of $70.1 million, and (3) retire any and/or all of Cadmus' $125 million 8 3/8% Notes using a $125 million delayed-draw term loan facility, which, collectively with the Term Loan C, we refer to as the Term Loans. We also borrowed approximately $48 million from the Revolving Credit Facility to fund a portion of the Cadmus acquisition. Several of the customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of our assets, including those of Cadmus.

    Cadmus Debt

    On March 5, 2007, we commenced a cash tender offer and consent solicitation, which we refer to as the Cadmus Tender Offer, for any and all of the outstanding 8 3/8% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8 3/8% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8 3/8% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014.

    In connection with the acquisition of Cadmus, we entered into a supplemental indenture, dated March 7, 2007, to the indenture of the 8 3/8% Notes dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8 3/8% Notes were issued. This supplemental indenture provides for, among other things, the assumption by us of the obligations of Cadmus under the 8 3/8% Notes and such indenture and the addition of other U.S. subsidiaries of ours as guarantors of these notes. Simultaneously, we entered into a supplemental indenture, dated March 7, 2007, to the indenture dated February 4, 2004 among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which our 7 7/8% Senior Subordinated Notes, due 2013, which we refer to as the 7 7/8% Notes, were issued. This supplemental indenture provides for, among other things, the addition of the U.S. subsidiaries of Cadmus as guarantors of the 7 7/8% Notes.

    On March 19, 2007, we accepted for purchase and paid approximately
$20.9 million for the 8 3/8% Notes tendered in the Cadmus Tender Offer, using $20 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. The merger of Cadmus into Cenveo was a "change of control" of Cadmus under the 8 3/8% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, we extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8 3/8% Note tendered for a price equal to 101% of outstanding principal plus any accrued and unpaid interest, and waived the consent-related conditions previously set forth, which we refer to as the Change of Control Offer. On April 23, 2007, we settled payment on all 8 3/8% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed-draw term loan facility under the Amended Credit Facilities.

    We also assumed $12.2 million of equipment term loans in connection with the acquisition of Cadmus, which have variable interest rates.

    9 5/8% Senior Notes

    On May 4, 2007, we retired the remaining $10.5 million of our 9 5/8% Senior Notes due 2012 for 104.813% of the principal amount plus accrued interest, which was funded with our Revolving Credit Facility. As a result of the retirement, the corresponding credit ratings were withdrawn.

    As of March 31, 2007, we were in compliance with all covenants under our debt agreements.

    On March 31, 2007 we had outstanding letters of credit of approximately $29.6 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. In addition, we had an outstanding letter of credit of $0.8 million issued in support of other debt, which debt we retired on April 2, 2007 and extinguished the letter of credit.

    Our current credit ratings are as follows:

                                          CORPORATE          CREDIT         7 7/8%       8 3/8%
           RATING AGENCY                    RATING         FACILITIES       NOTES        NOTES        LAST UPDATE
-----------------------------------       ----------       ----------       ------       ------       -----------
Standard & Poor's..................           B+               B+            B-           B-          April 2007
Moody's............................           B1              Ba3            B3           B3          April 2007

    The terms of our existing debt do not have any rating triggers that impact our funding. Upon expiration of the Change of Control Offer and our termination of the remaining funding availability under the delayed-draw term loan facility under the Amended Credit Facilities, the rating agencies lowered the ratings of the 8 3/8% Notes to rank pari passu with the 7 7/8% Notes. We do not believe that our current ratings will impact our ability to raise additional capital, should such funds be needed.

    We expect that internally generated cash flow, including cash flow from Cadmus and Printegra, and the financing available under our Amended Credit Facilities will be sufficient to fund our working capital needs and short-term growth; however, this cannot be assured.

CONTRACTUAL OBLIGATIONS. Contractual obligations previously disclosed in our Form 10-K increased by approximately $757 million as a result of the acquisition of Cadmus and Printegra, including an increase in our outstanding long-term debt of approximately $441 million, expected future cash interest payments on the long-term debt of approximately $258 million and additional lease commitments of approximately $58 million. See Notes 3 and 9 to the condensed consolidated financial statements included herein.

OFF-BALANCE SHEET ARRANGEMENTS. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of March 31, 2007, we do not have any off-balance sheet arrangements.

SEASONALITY

    Our commercial printing plants experience seasonal variations. Revenues from annual reports are generally concentrated from February through April. Revenues associated with consumer publications, such as holiday catalogs and automobile brochures, tend to be concentrated from July through October. Revenues associated with the educational and scholarly market and promotional materials tend to decline in the summer. As a result of these seasonal variations, some of our commercial printing operations operate at or near capacity at certain times throughout the year.

    In addition, several envelope market segments and certain segments of the direct mail market experience seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases.

    Seasonality is offset by the diversity of our other products and markets, which are not materially affected by seasonal conditions.

NEW ACCOUNTING PRONOUNCEMENTS

    We are required to adopt certain new accounting pronouncements. See
Note 1 to our condensed consolidated financial statements included herein.

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

LEGAL PROCEEDINGS

    From time to time, we are involved in litigation that we consider to be ordinary and incidental to our business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks such as changes in interest rates, which may adversely affect results of our operations and our financial position. Risks from interest rate fluctuations are managed through normal operating and financing activities. We do not utilize derivatives for speculative purposes.

    Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest rate on this debt is the London Interbank Offered Rate or LIBOR plus a margin. At March 31, 2007, we had variable rate debt outstanding of approximately $332.8 million, for which the interest rate was not fixed through a cash flow hedge. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense and reduce our pre-tax income by approximately $3.3 million.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

                        PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Agreement of Merger dated as of December 26, 2006 among
         Cenveo, Inc., Mouse Acquisition Corp. and Cadmus
         Communications Corporation--incorporated by reference to
         Exhibit 2.1 to registrant's current report on Form 8-K filed December 27, 2006.

 3.1     Articles of Incorporation--incorporated by reference to
         Exhibit 3(i) of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

 3.2 Articles of Amendment to the Articles of Incorporation dated May 17, 2004--incorporated by reference to Exhibit 3.2 to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004.

 3.3 Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 20, 2005--incorporated by reference to Exhibit 3.1 to registrant's current report on Form 8-K filed April 21, 2005.

 3.4 Bylaws as amended and restated effective April 17, 2005--incorporated by reference to Exhibit 3.2 to registrant's current report on Form 8-K filed April 18, 2005.

 4.1 Indenture dated as of March 13, 2002 between Mail-Well I Corporation and State Street Bank and Trust Company, as Trustee, relating to Mail-Well I Corporation's 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.30 to registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

 4.2 Form of Senior Note and Guarantee relating to Mail-Well I Corporation's 9 5/8% Senior Notes due 2012--incorporated by reference to Exhibit 10.31 to registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

 4.3 Second Supplemental Indenture, dated as of June 1, 2006, by and among Cenveo Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture dated as of March 13, 2002 relating to the 9 5/8% Senior
         Notes due 2012--incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K filed June 2, 2006.

 4.4 Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation's 7 7/8% Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.5 to registrant's annual report on Form 10-K for the year ended December 31, 2003.

 4.5 Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation's 7 7/8% Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.6 to registrant's annual report on Form 10-K for the year ended December 31, 2003.

 4.6 Supplemental Indenture, dated as of June 21, 2006 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013--incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K filed June 27, 2006.

 4.7* Third Supplemental Indenture, dated as of March 7, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013--filed herewith.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.8 Indenture, dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014--incorporated by reference to Exhibit 4.9 to Cadmus Communications Corporation's registration statement on Form S-4 filed August 24, 2004.

 4.9 First Supplemental Indenture, dated as of March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014--incorporated by reference to Exhibit 4.9.1 to Cadmus Communications Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed May 13, 2005.

 4.10 Second Supplemental Indenture, dated as of May 19, 2006, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014--incorporated by reference to Exhibit 4.9.2 to Cadmus Communications Corporation's annual report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006.

 4.11* Third Supplemental Indenture, dated as of March 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014--filed herewith.

 4.12 Registration Rights Agreement, dated June 15, 2004, among Cadmus Communications Corporation, the guarantors named therein and Wachovia Capital Markets, LLC and Banc of America Securities LLC on behalf of the Initial Purchasers, relating to the 8 3/8% Senior Subordinated Notes due 2014--incorporated by reference to Exhibit 4.10 to Cadmus Communications Corporation's registration statement on Form S-4 filed August 24, 2004.

10.1* First Amendment, dated as of March 7, 2007, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto--filed herewith.

31.1*    Certification by Robert G. Burton, Sr., Chief Executive
         Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by Sean S. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

----------------
* Filed herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, state of Connecticut, on May 9, 2007.

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

                                        By:     /S/  SEAN S. SULLIVAN
                                           ------------------------------------
                                                   Sean S. Sullivan
                                                Chief Financial Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)