Form 10-K/A
period 2006-12-31
CENVEO, INC
filed 2007-06-27
CIK 920321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                               AMENDMENT NO. 1
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes /X/ No / /

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

    As of June 15, 2007 the registrant had 53,687,107 shares of common stock, par value $0.01 per share, outstanding.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CENVEO, INC.

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Cenveo, Inc. ("Cenveo") hereby amends Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules, of its Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed by Cenveo with the SEC on February 27, 2007 (the "Original 10-K"), by including the separate audited Canadian GAAP financial statements of its significant equity investee as required under Rule 3-09 of Regulation S-X and a reconciliation of the investees net earnings to the equity income reflected in its consolidated financial statements.




                               EXPLANATORY NOTE




This Form 10-K/A is being filed in order to provide the audited Canadian GAAP financial statements of the Supremex Income Fund (the "Fund"), which qualified as a significant equity investee of Cenveo and a reconciliation of the Fund's audited Canadian GAAP net earnings for the nine-months ended December 31, 2006 to the $6.2 million of equity income reflected in Cenveo's consolidated financial statements. The reconciliation is presented in Note 3 Discontinued Operations and the audited Canadian GAAP financial statements of the Fund are included in Exhibit 99.1. The audited Canadian GAAP financial statements of the Fund are being filed as an amendment to Cenveo's Annual Report on Form 10-K within six months of the Fund's fiscal year end, as permitted by Rule 3-09 of Regulation S-X.

Item 8 of the Original 10-K is amended to read in its entirety as follows:

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

                                  /s/  ERNST & YOUNG LLP

Stamford, Connecticut
February 28, 2007
except for the fourth
paragraph of Note 3, as
to which the date is
June 26, 2007

                                CENVEO, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (in thousands, except par values)

                                                                         DECEMBER 31,
                                                                  ---------------------------
                                                                     2006             2005
                                                                  ----------       ----------
                           ASSETS
Current assets:
    Cash and cash equivalents...............................      $   10,558       $    1,035
    Accounts receivable, net................................         230,098          247,277
    Inventories.............................................          92,406          108,704
    Assets held for sale....................................          51,966               --
    Prepaid and other current assets........................          41,413           25,767
                                                                  ----------       ----------
        Total current assets................................         426,441          382,783

Property, plant and equipment, net..........................         251,103          317,606
Goodwill....................................................         258,136          311,146
Other intangible assets, net................................          31,985           23,961
Other assets, net...........................................          34,285           44,068
                                                                  ----------       ----------
    Total assets............................................      $1,001,950       $1,079,564
                                                                  ==========       ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current maturities of long-term debt....................      $    7,513       $    2,791
    Accounts payable........................................         116,067          124,901
    Accrued compensation and related liabilities............          40,242           53,765
    Other current liabilities...............................          63,609           79,051
                                                                  ----------       ----------
        Total current liabilities...........................         227,431          260,508

Long-term debt..............................................         667,782          809,345
Deferred income taxes.......................................           4,356           10,045
Other liabilities...........................................          40,640           49,216
Commitments and contingencies
Shareholders' equity (deficit):
    Preferred stock, $0.01 par value; 25 shares authorized,
      none issued...........................................              --               --
    Common stock, $0.01 par value; 100,000 shares
      authorized, 53,515 and 53,025 shares issued and
      outstanding as of December 31, 2006 and 2005,
      respectively..........................................             535              530
    Paid-in capital.........................................         244,894          239,432
    Retained deficit........................................        (186,436)        (305,091)
    Unearned compensation...................................              --           (1,825)
    Accumulated other comprehensive income..................           2,748           17,404
                                                                  ----------       ----------
        Total shareholders' equity (deficit)................          61,741          (49,550)
                                                                  ----------       ----------
    Total liabilities and shareholders' equity (deficit)....      $1,001,950       $1,079,564
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

    The consolidated financial statements include the accounts of Cenveo, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. On March 31, 2006, the Company sold to Supremex Income Fund, a new open-ended trust formed under the laws of the Province of Quebec (the "Fund"), all of the shares of Supremex Inc. ("Supremex"), a Canadian subsidiary of the Company, and certain other assets of the envelopes, forms and labels segment. Beginning in the fourth quarter of 2006, the financial results of Supremex and the other assets sold have been accounted for as a discontinued operation resulting in the Company's historical consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations (Notes 3, 13, 15 and 20).

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

    STOCK-BASED COMPENSATION. Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used (Note 12).

    INCOME TAXES. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (Note 10).

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

    NEW ACCOUNTING PRONOUNCEMENTS. Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual case when specific transition provisions are not provided by the accounting pronouncement. SFAS 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under SFAS 154, a change in the method of applying an accounting principle would also be considered a change in accounting principle. The adoption of SFAS 154 did not have any immediate effect on the Company's

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

consolidated financial position or results of operations, except for the adoption of SFAS 123(R), which provides specific transition provisions.

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

    In December 2006, the Company decided to sell its remaining units in the Fund prior to the end of the first quarter of 2007 and determined it would not have any significant influence over its investment after the planned sale (Note 20). Accordingly, the operating revenues and expenses of these assets through March 31, 2006 have been classified as discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented, beginning in the fourth quarter of 2006. Discontinued operations also includes equity income of $6.2 million before withholding taxes of $0.9 million related to the Company's retained investment in the Fund after the March 31, 2006 sale through December 31, 2006. From April 2006 through December 2006, the Company received $6.2 million of distributions from the Fund. As a result of the finalization of the working capital adjustment in December 2006, the Company recorded an additional pre-tax gain on the sale of $3.5 million and a reduction to the gain on sale of $2.7 million as a result of finalization of 2005 tax returns. As of December 31, 2006, the Company's investment in the Fund was $46.2 million, which is classified in assets held for sale on the consolidated balance sheet.

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

    Reconciliation of net earnings of the Fund to equity income

    The table below presents a reconciliation of the audited Canadian GAAP net earnings of the Fund for the nine months ended December 31, 2006 to the $6.2 million of equity income before withholding taxes reflected in discontinued operations in the Company's consolidated financial statements (in thousands). The adjustments relate to the difference between the basis of the assets in the Fund's financial statements which were recorded at fair value at the inception of the Fund and the historical cost basis of the assets in Cenveo's consolidated financial statements.

Net earnings of the Fund in Canadian dollars.........................................    $19,431

Adjustments to earnings of the Fund resulting from the reversal of fair value adjustments in Canadian dollars:
    Amortization of intangibles......................................................      4,232
    Increased cost of sales on inventory step-up.....................................      4,304
    Decreased amortization of property, plant & equipment............................       (549)
    Income tax effect of above adjustments...........................................     (2,492)
    Income tax recovery from change in tax rates relating to assets revaluations.....       (489)
                                                                                         -------
Net earnings of the Fund adjusted to reflect Cenveo's carrying value under
 U.S. GAAP...........................................................................    $24,437

Equity income in Fund at 28.6% in Canadian dollars...................................    $ 6,989

Canadian/U.S. exchange rate..........................................................    1.13147

Equity income in Fund in U.S. dollars................................................    $ 6,177

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

    As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income from continuing operations before income taxes and net income in 2006 was $3.3 million lower than if it had continued to account for share based compensation under Accounting Principles Board Opinion 25 ("APB 25"). Basic and diluted income per share in 2006 was $0.06 lower than if the Company had to account for share-based compensation under APB 25. Net cash used in operating and financing activities in 2006 were the same as if the Company had continued to account for share-based compensation under APB 25.

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

    The effect of applying SFAS 158 on the accompanying consolidated balance sheet as of December 31, 2006, was (in thousands):

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

                       CENVEO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                           FIRST          SECOND         THIRD          FOURTH
                                                          QUARTER        QUARTER        QUARTER        QUARTER
                                                          --------       --------       --------       --------
YEAR ENDED 2005
Net sales...........................................      $409,738       $385,469       $392,148       $407,426
Operating income (loss).............................        (3,941)         4,739        (13,078)       (14,030)
Loss from continuing operations.....................       (28,069)       (16,159)       (69,335)       (34,538)
Income (loss) from discontinued operations, net of
  taxes.............................................         5,513          5,550          5,257         (3,271)
Net loss............................................       (22,556)       (10,609)       (64,078)       (37,809)
Basic and diluted income (loss) per share(1):
    Continuing operations...........................      $  (0.59)      $  (0.33)      $  (1.38)      $  (0.65)
    Discontinued operations.........................          0.12           0.11           0.10          (0.06)
                                                          --------       --------       --------       --------
    Net income (loss)...............................      $  (0.47)      $  (0.22)      $  (1.28)      $  (0.71)
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

                                  PART IV

Item 15 of the Original 10-K is amended as follows:

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

Included in Part II, Item 8 of this Report.

The separate audited Canadian GAAP financial statements of the Supremex Income Fund, the Company's significant equity investee as defined under Rule 3-09 of Regulation S-X, are included in Exhibit 99.1 of this report.

(a)(13) Exhibits

The exhibits listed in the Exhibit Index following the signature page hereto are filed herewith.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on June 26, 2007.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
23.1     Consent of Ernst & Young LLP.

23.2     Consent of Ernst & Young LLP.

31.1 Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Sean S. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K/A.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K/A.

99.1     Audited Canadian GAAP financial statements of the Supremex Income
         Fund for the 276-day period ended December 31, 2006.