Form 10-Q
period 2007-06-30
CENVEO, INC
filed 2007-08-08
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 1, 2007 the registrant had 53,693,107 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$14,135	$10,558
Accounts receivable, net	290,791	230,098
Inventories	140,870	92,406
Assets held for sale	5,712	51,966
Prepaid and other current assets	39,433	41,413
Total current assets	490,941	426,441

Property, plant and equipment, net	385,317	251,103
Goodwill	535,451	258,136
Other intangible assets, net	166,830	31,985
Other assets, net	31,884	34,285
Total assets	$1,610,423	$1,001,950

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,398	$7,513
Accounts payable	133,383	116,067
Accrued compensation and related liabilities	62,740	40,242
Other current liabilities	87,178	63,609
Total current liabilities	294,699	227,431

Long-term debt	1,124,571	667,782
Deferred income taxes	26,674	4,356
Other liabilities	74,756	40,640
Commitments and contingencies (Notes 3, 9 and 11) Shareholders’ equity:
Preferred stock	—	—
Common stock	535	535
Paid-in capital	249,767	244,894
Retained deficit	(164,970)	(186,436)
Accumulated other comprehensive income	4,391	2,748
Total shareholders’ equity	89,723	61,741
Total liabilities and shareholders’ equity	$1,610,423	$1,001,950

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$496,960	$357,895	$911,674	$743,181
Cost of sales	401,220	284,576	732,710	594,220
Selling, general and administrative	55,041	49,157	104,525	100,171
Amortization of intangible assets	2,595	1,264	4,425	2,562
Restructuring and impairment charges	9,156	17,213	11,781	30,687
Operating income	28,948	5,685	58,233	15,541
Loss on sale of non-strategic businesses	—	1,143	—	1,849
Interest expense, net	21,526	14,960	37,808	33,074
Loss on early extinguishment of debt	505	32,744	9,205	32,744
Other expense (income), net	944	(705)	1,166	(483)
Income (loss) from continuing operations before income taxes	5,973	(42,457)	10,054	(51,643)
Income tax expense	2,855	3,344	4,539	3,007
Income (loss) from continuing operations	3,118	(45,801)	5,515	(54,650)
Income (loss) from discontinued operations, net of taxes	(342)	12,707	15,951	133,757
Net income (loss)	$2,776	$(33,094)	$21,466	$79,107
Income (loss) per share - basic:
Continuing operations	$0.06	$(0.86)	$0.10	$(1.03)
Discontinued operations	(0.01)	0.24	0.30	2.52
Net income (loss)	$0.05	$(0.62)	$0.40	$1.49
Income (loss) per share - diluted:
Continuing operations	$0.06	$(0.86)	$0.10	$(1.03)
Discontinued operations	(0.01)	0.24	0.29	2.52
Net income (loss)	$0.05	$(0.62)	$0.39	$1.49
Weighted average shares:
Basic	53,537	53,257	53,531	53,183
Diluted	54,722	53,257	54,651	53,183

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$21,466	$79,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations, net of taxes	(15,962)	(126,353)
(Income) loss from discontinued operations, net of taxes	11	(7,404)
Depreciation and amortization, excluding non-cash interest expense	28,223	20,455
Non-cash interest expense, net	614	1,028
Loss on early extinguishment of debt	9,205	32,744
Stock-based compensation provision	4,632	1,951
Non-cash restructuring and impairment charges	5,047	7,795
Deferred income taxes	2,982	-
Loss on sale of non-strategic businesses	-	1,849
Other non-cash charges, net	3,576	1,580
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	4,962	16,676
Inventories	(6,949)	(3,949)
Accounts payable and accrued compensation and related liabilities	(18,528)	(24,115)
Other working capital changes	(515)	(21,434)
Other, net	(63)	(6,641)
Net cash provided by (used in) continuing operating activities	38,701	(26,711)
Net cash provided by discontinued operating activities	1,394	4,150
Net cash provided by (used in) operating activities	40,095	(22,561)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(337,149)	-
Capital expenditures	(14,887)	(12,339)
Acquisition payments	(3,653)	(4,653)
Proceeds from sale of property, plant and equipment	2,928	409
Proceeds from divestitures, net	-	1,575
Net cash used in investing activities of continuing operations	(352,761)	(15,008)
Proceeds from the sale of discontinued operations	73,628	211,529
Capital expenditures for discontinued operations	-	(632)
Net cash provided by investing activities of discontinued operations	73,628	210,897
Net cash (used in) provided by investing activities	(279,133)	195,889
Cash flows from financing activities:
Proceeds from issuance of Term Loans	620,000	325,000
Borrowings under revolving credit facility, net	62,400	5,000
Proceeds from exercise of stock options	241	1,744
Repayment of Term Loan B	(324,188)	-
Repayment of Cadmus revolving senior bank credit facility	(70,100)	-
Repayment of 8⅜% Senior Subordinated Notes	(20,875)	-
Repayment of 9⅝% Senior Notes	(10,498)	(339,502)
Repayment of Term Loans	(1,550)	-
Repayments of senior secured revolving credit facility	-	(123,931)
Repayments of other long-term debt	(4,024)	(12,087)
Payment of refinancing fees, redemption premiums and expenses	(7,994)	(26,142)
Payment of debt issuance costs	(886)	(3,770)
Net cash provided by (used in) financing activities	242,526	(173,688)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	89	-
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	-	(7)
Net increase (decrease) in cash and cash equivalents	3,577	(367)
Cash and cash equivalents at beginning of year	10,558	1,035
Cash and cash equivalents at end of quarter	$14,135	$668

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 2007. The results of operations for the three and six month periods ended June 30, 2007 are generally not indicative of the results to be expected for the full year, primarily due to the Company’s acquisition of Cadmus Communications Corporation (“Cadmus”) and of PC Ink Corp. (“Printegra”) in the first quarter of 2007 (Note 3), the increase in the Company’s outstanding debt as a result of such acquisitions (Note 9), the Company’s acquisition of Madison/Graham ColorGraphics, Inc. (“ColorGraphics”) on July 9, 2007 (Note 15), and seasonality. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”).

It is the Company’s practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The Financial Statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ended on June 30, 2007 and July 1, 2006, are reported as ending on June 30, 2007 and 2006, respectively, since the effect of a reporting period not ending on these dates is not material.

Beginning in the fourth quarter of 2006, the financial results of Supremex, Inc. and certain other assets (“Supremex”) sold were accounted for as a discontinued operation, resulting in the Company’s historical condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operation separately from continuing operations (Notes 4 and 12).

New Accounting Pronouncements

FIN 48

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the adoption of FIN 48, the Company did not record an adjustment to its liability for unrecognized income tax benefits or retained deficit. As of January 1, 2007, the Company had approximately $10.8 million of unrecognized tax benefits, of which approximately $0.4 million will reduce its effective tax rate if recognized. As of June 30, 2007, the Company had approximately $17.3 million of unrecognized tax benefits. The Company does not believe that it is reasonably possible that its unrecognized tax benefits will change significantly in the next twelve months. The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company had approximately $4.2 million of accrued interest and penalties related to uncertain tax positions.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Basis of Presentation (Continued)

The Internal Revenue Service (“IRS”) has reviewed the Company’s federal income tax returns through 2002. The Company’s federal income tax returns for tax years after 2002 remain subject to examination by the IRS. The various states in which the Company is subject to income tax are generally open for the tax years after 2002. In Canada, the Company remains subject to audit for tax years after 2002. The Company does not believe that the outcome of any examination will have a material impact on its condensed consolidated financial statements.

EITF 06-3

Effective January 1, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement - That is, Gross versus Net Presentation (“EITF 06-3”). The task force concluded that either method is acceptable; however, if taxes are reported on a gross basis (included in sales) a company should disclose those amounts, if significant. The Company records sales net of applicable sales tax. The adoption of EITF 06-3 did not have a significant effect on the Company’s condensed consolidated statements of operations.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the potential effect SFAS 157 may have on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the potential effect SFAS 159 may have on its condensed consolidated financial statements.

2. Stock-Based Compensation

The Company did not issue any form of stock-based compensation during the six months ended June 30, 2007. In addition, none of the Company’s stock-based compensation awards vested during the six months ended June 30, 2007. The only change to the Company’s stock-based compensation awards from the amounts presented as of December 31, 2006 was the exercise of 8,000 and 27,925 stock options for shares of the Company’s common stock and the cancellation of 20,000 and 60,000 stock options in the three and six months ended June 30, 2007, respectively.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.3 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively and $4.6 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions

Cadmus

On March 7, 2007, the Company acquired all of the common stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly owned subsidiary of the Company. Cadmus was one of the world’s largest providers of content management and print offerings to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450.0 million. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $212.0 million, was approximately $249.0 million, consisting of: (1) $228.9 million in cash for all of the common stock of Cadmus, (2) payments of $17.6 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans and (3) $2.5 million of related expenses.

The common stock of Cadmus, which traded on the NASDAQ Global Market under the symbol “CDMS”, ceased trading and was delisted following the acquisition.

In connection with the Cadmus acquisition, the Company refinanced its existing indebtedness and $70.1 million of Cadmus debt (Note 9).

The following table summarizes, on a preliminary basis, the allocation of the purchase price of Cadmus to the assets acquired and liabilities assumed in the acquisition and remains subject to finalization (in thousands):

Preliminary Purchase Price Allocation

As of March 7, 2007

Current assets	$92,910
Property, plant and equipment	136,028
Goodwill	239,260
Other intangible assets	111,600
Other assets	7,174
Total assets acquired	586,972
Current liabilities, excluding current portion of long-term debt	67,150
Long-term debt, including current maturities	211,995
Deferred income taxes	20,134
Other liabilities	38,731
Total liabilities assumed	338,010
Net assets acquired	248,962
Less cash acquired	—
Cost of Cadmus acquisition, less cash acquired	$248,962

The Cadmus acquisition has preliminarily resulted in $239.3 million of goodwill (Note 8), none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. Such goodwill reflects the substantial value of Cadmus’ historically profitable journal, periodicals and specialty packaging printing business. It also reflects the Company’s expectation of being able to grow Cadmus’ business and improve its operating efficiencies through economies of scale. The acquired identifiable intangible assets, aggregating $111.6 million, include: (1) the Cadmus trademark of $48.0 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Cadmus name, the long operating history of Cadmus, its existing customer base and its significant market position, and (2) customer relationships of $63.6 million, which are being amortized. The Company also acquired unfavorable leases of $3.2 million, which are being amortized as a reduction to rent expense. Each of the above amounts, including the amounts in the above table, represents the estimated fair value of the respective plant, property and equipment and other intangible assets, as determined in accordance with a preliminary independent appraisal. The acquired customer relationships have an estimated weighted average amortization period of approximately 20 years, and the unfavorable leases have an estimated weighted average amortization period of approximately 11 years (Note 8).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

Cadmus’ results of operations and cash flows have been included in the Company’s condensed consolidated statements of operations and cash flows from the March 7, 2007 acquisition date, and are not included for the three and six months ended June 30, 2006.

Pro Forma Operating Data

The following supplemental pro forma condensed consolidated summary operating data of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Cadmus acquisition as if it had been consummated as of the beginning of each respective year (in thousands, except per share amounts):

	Six Months Ended June 30, 2007
	As Reported	Pro Forma
Net sales	$911,674	$993,491
Operating income	58,233	59,624
Income from continuing operations	5,515	77
Net income	21,466	16,028
Income per share - basic:
Continuing operations	$0.10	$––
Discontinued operations	0.30	0.30
Net income	$0.40	$0.30
Income per share - diluted:
Continuing operations	$0.10	$—
Discontinued operations	0.29	0.29
Net income	$0.39	$0.29

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$357,895	$471,245	$743,181	$972,999
Operating income	5,685	6,640	15,541	13,561
Income (loss) from continuing operations	(45,801)	(49,587)	(54,650)	(57,285)
Net income (loss)	(33,094)	(36,880)	79,107	76,472
Income (loss) per share – basic and diluted:
Continuing operations	$(0.86)	$(0.93)	$(1.03)	$(1.08)
Discontinued operations	0.24	0.24	2.52	2.52
Net income (loss)	$(0.62)	$(0.69)	$1.49	$1.44

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the Cadmus acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

Printegra

On February 12, 2007, the Company completed the acquisition of all of the common stock of Printegra, with annual sales of approximately $90 million. Printegra produces printed business communication documents regularly consumed by small and large businesses, including laser cut sheets, envelopes, business forms, security documents and labels. The aggregate purchase price paid for Printegra was approximately $78.2 million, which included $0.7 million of related fees. The fair values of property, plant and equipment and other intangible assets were determined in accordance with a preliminary independent appraisal. The Printegra acquisition has preliminarily resulted in $36.0 million of goodwill, of which approximately $4.4 million is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $27.7 million, include: (1) customer relationships of $21.7 million, which are being amortized over their estimated weighted average useful lives of 25 years; and (2) trademarks of $6.0 million, which are being amortized over their estimated weighted average useful lives of approximately 17 years (Note 8).

Printegra’s results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows from the February 12, 2007 acquisition date, and are not included for the three and six months ended June 30, 2006. Pro forma results for the three and six month periods ended June 30, 2007 and 2006, assuming the acquisition of Printegra had been made on January 1, 2006, have not been presented since the effect was not material.

Deferred Taxes

The acquisition of Cadmus resulted in an increase to the Company’s deferred tax liabilities of approximately $20.1 million relating to indefinite lived intangible assets. In connection with the acquisition of Printegra, the Company recorded a net deferred tax liability of $8.6 million and released existing valuation allowances of a like amount against goodwill recorded, in accordance with SFAS No. 109, Accounting for Income Taxes.

Liabilities Related to Exit Activities

In connection with the acquisition of Cadmus and Printegra, the Company recorded liabilities in the purchase price allocation in connection with its preliminary plan to exit certain activities. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Liabilities recorded at March 31, 2007	$3,883	$2,636	$—	$6,519
Adjustments to liabilities, net	(747)	1,021	210	484
Payments	(158)	(1,604)	(210)	(1,972)
Balance at June 30, 2007	$2,978	$2,053	$—	$5,031

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

Operating Lease Commitments

In connection with the Cadmus and Printegra acquisitions, the Company’s obligation for future minimum rental payments for non-cancelable operating leases, as set forth in the Form 10-K, increased by approximately $58.0 million, which are estimated to be payable over the five years ending June 30, 2012 and thereafter as follows: $8.8 million, $8.5 million, $7.0 million, $4.9 million, $4.7 million and thereafter $24.4 million.

4. Discontinued Operations

On March 31, 2006, the Company sold to the Supremex Income Fund (the “Fund”) its entire interest in Supremex, retained a 36.5% economic and voting interest in the Fund and recorded a $124.1 million pre-tax gain.  During the second quarter of 2006, the Company sold 2.5 million units in the Fund relating to the underwriter’s exercise of an over-allotment option and recorded a pre-tax gain of $9.3 million, and recorded a pre-tax gain of $1.4 million relating to the collection of a receivable on the above March 31, 2006 sale. Income from discontinued operations includes the results of operations of Supremex from January 1, 2006 to March 31, 2006. Other income from discontinued operations represents equity income related to the Company’s retained interest in the Fund.

On March 13, 2007, the Company completed the sale of its remaining 28.6% economic and voting interest in the Fund for net proceeds of $67.2 million and recorded a pre-tax gain of approximately $26.3 million. Income from discontinued operations for the six months ended June 30, 2007 also includes equity income of $1.5 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

The following table summarizes certain statement of operations data for discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$41,391
Operating income	—	—	—	8,838
Other income	175	2,288	1,475	2,288
Income tax expense	192	297	1,486	3,800
Gain on sale of discontinued operations, net of taxes of $10,196 and $8,420 in the six-months ended June 30, 2007 and 2006, respectively	(325)	10,716	15,962	126,353
Income (loss) from discontinued operations, net of taxes	(342)	12,707	15,951	133,757

5. Other Divestitures

During the first quarter of 2006, the Company sold a small non-strategic commercial printing business in Bloomfield Hills, Michigan and recorded a loss on sale of non-strategic business of $0.7 million on its condensed consolidated statements of operations.

During the second quarter of 2006, the Company sold a small non-strategic commercial printing business located in Somerville, Massachusetts for proceeds of $2.6 million and recorded a loss on sale of $1.1 million. From July 1, 2006 through December 31, 2006, the Company sold one small non-strategic commercial printing business located in Memphis, Tennessee.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Other Divestitures (Continued)

The following table summarizes the net sales and operating income of all of the businesses that were sold during 2006, which are included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net sales	$1,689	$7,152
Operating loss	(507)	(1,369)

The dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the condensed consolidated financial statements, either because the Company has continuing involvement with these entities, migration of cash flows to other Cenveo locations has occurred, or the operations are not material.

6. Inventories

Inventories by major category are as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$54,725	$28,247
Work in process	34,397	21,638
Finished goods	51,748	42,521
	$140,870	$92,406

7. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	June 30, 2007	December 31, 2006
Land and land improvements	$22,456	$13,562
Buildings and building improvements	104,877	80,740
Machinery and equipment	520,761	437,910
Furniture and fixtures	12,607	10,771
Construction in progress	15,407	6,974
	676,108	549,957
Accumulated depreciation	(290,791)	(298,854)
Property, plant and equipment, net	$385,317	$251,103

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment (Note 14) are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total

Balance as of December 31, 2006	$165,672	$92,464	$258,136
Acquisitions	35,973	240,761	276,734
Foreign currency translation	—	581	581
Balance as of June 30, 2007	$201,645	$333,806	$535,451

Other intangible assets are as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	$115,206	$(16,874)	$98,332	$29,906	$(13,001)	$16,905
Trademarks and tradenames	20,521	(2,837)	17,684	14,551	(2,487)	12,064
Patents	3,028	(1,352)	1,676	3,028	(1,218)	1,810
Non-compete agreements	1,640	(1,640)	—	1,640	(1,591)	49
Other	768	(350)	418	768	(331)	437
	141,163	(23,053)	118,110	49,893	(18,628)	31,265

Intangible assets with indefinite lives:
Trademarks	48,000	—	48,000	—	—	—
Pollution credits	720	—	720	720	—	720
	48,720	—	48,720	720	—	720
Total	$189,883	$(23,053)	$166,830	$50,613	$(18,628)	$31,985

As of June 30, 2007, the weighted average remaining amortization period for customer relationships was 20 years, trademarks and tradenames was 24 years, patents was seven years, and other was 27 years.

Total pre-tax amortization expense for the five years ending June 30, 2012 is estimated to be as follows:  $8.0 million, $5.9 million, $5.9 million, $5.8 million and $5.8 million, respectively.

9. Long-Term Debt

Long-term debt is as follows (in thousands):

	June 30, 2007	December 31, 2006

Term Loans due 2013	$618,450	$324,188
7⅞% Senior Subordinated Notes due 2013	320,000	320,000
8⅜% Senior Subordinated Notes due 2014 ($104.1 million outstanding principal amount)	106,383	—
9⅝% Senior Notes due 2012	—	10,498
Revolving Credit Facility due 2012	77,900	15,500
Other	13,236	5,109
	1,135,969	675,295
Less current maturities	(11,398)	(7,513)
Long-term debt	$1,124,571	$667,782

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

Debt Amendment and Refinancing

On March 7, 2007, in connection with the Cadmus acquisition (Note 3), the Company amended and refinanced its $525 million senior secured credit facilities (the “Credit Facilities”). The Credit Facilities, established in June 2006, were comprised of a $200 million six-year revolving credit facility (“Revolving Credit Facility”) and a $325 million seven-year term loan facility (“Term Loan B”). The Credit Facilities were amended by increasing the overall borrowing availability from $525 million to $925 million (the “Amended Credit Facilities”), allowing the Company to: (1) retire the Term Loan B, (2) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility, which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and a $600 million six-year term loan facility (“Term Loan C”), and (3) retire any and/or all of Cadmus’ $125 million 8⅜% Senior Subordinated Notes due 2014 (“8⅜% Notes”) using a $125 million delayed-draw term loan facility (collectively with the Term Loan C, the “Term Loans”). Several customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of the Company’s assets, including those of Cadmus. The Company capitalized debt issue costs of approximately $0.9 million, which are being amortized over the remaining life of the Amended Credit Facilities.

In connection with the Amended Credit Facilities, the Company recorded a loss on early extinguishment of debt of $8.4 million, which includes $6.7 million of related fees and the write-off of $1.7 million of unamortized debt issue costs.

Interest Rate Swaps

On March 21, 2007, the Company entered into interest rate swap agreements to hedge interest rate exposure of an additional $125 million notional amount of floating rate debt, increasing the Company’s total hedge of its interest rate exposure of notional floating rate debt to $345 million. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of June 30, 2007, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

Cadmus Debt

On March 5, 2007, the Company commenced a cash tender offer and consent solicitation (the “Cadmus Tender Offer”) for any and all of the outstanding 8⅜% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8⅜% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8⅜% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014. In connection with the acquisition of Cadmus, the Company recorded a $2.8 million increase to the value of the 8⅜% Notes to record them at their fair value (Note 3).

The Company also entered into a supplemental indenture, dated March 7, 2007, to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. This supplemental indenture provides for, among other things, the assumption by the Company of the obligations of Cadmus under the 8⅜% Notes and such indenture and the addition of other U.S. subsidiaries of the Company as guarantors of these notes. Simultaneously, the Company entered into a supplemental indenture, dated March 7, 2007, to the indenture dated February 4, 2004 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the Company’s 7⅞% Senior Subordinated Notes due 2013 (the “7⅞% Notes”) were issued. This supplemental indenture provides for, among other things, the addition of the U.S. subsidiaries of Cadmus as guarantors of the 7⅞% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

             On March 19, 2007, the Company accepted for purchase and paid approximately $20.9 million for the 8⅜% Notes tendered in the Cadmus Tender Offer, using $20.0 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. In connection with the 8⅜% Notes tendered, the Company recorded a loss on early extinguishment of debt of approximately $0.3 million, which included $0.8 million of tender premiums and tender-related expenses and the write-off of $0.5 million of the fair value increase to the 8⅜% Notes recorded in connection with the Cadmus acquisition. The merger of Cadmus into Cenveo was a “change of control” of Cadmus under the 8⅜% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, the Company extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8⅜% Note tendered for a price equal to 101% of outstanding principal plus any accrued and unpaid interest, and waived the consent-related conditions previously set forth (the “Change of Control Offer”). On April 23, 2007, the Company settled payment on all 8⅜% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed draw-term facility under the Amended Credit Facilities.

Other debt includes $11.2 million of variable interest rate equipment term loans, bearing interest at 5.8% as of June 30, 2007, which were assumed in the acquisition of Cadmus.

9⅝% Senior Notes

On May 4, 2007, the Company retired the remaining $10.5 million of its 9⅝% Senior Notes due 2012 for 104.813% of the principal amount plus accrued interest, which was funded with its Revolving Credit Facility.  In connection with retirement of the 9⅝% Senior Notes, the Company recorded a loss on early extinguishment of debt of $0.5 million, representing premiums paid.

As of June 30, 2007, the Company was in compliance with all covenants under its debt agreements.

10. Restructuring and Impairment Charges

The Company has two cost savings plans, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2007 Cost Savings and Integration Plan

The Company has formulated its preliminary cost savings and integration plan related to its acquisition of Cadmus and Printegra. In connection with the implementation of this plan, during the second quarter of 2007 the Company closed its forms plant in Girard, Kansas and closed its Philadelphia, Pennsylvania commercial printing plant. The following table and discussion present the details of the expenses recognized as a result of this plan.

Three and Six Months Ended June 30, 2007

Restructuring and impairment charges for the three and six months ended June 30, 2007 are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$593	$910	$1,503
Asset impairments	2,695	1,037	3,732
Equipment moving expenses	217	—	217
Multi-employer pension withdrawal liability	—	1,800	1,800
Building clean-up and other expenses	214	12	226
Total restructuring and impairment charges	$3,719	$3,759	$7,478

Envelopes, Forms and Labels. The envelopes, forms and labels segment closed a forms plant in Girard, Kansas during the second quarter of 2007 and integrated its operations into the Company's operations. As a result of this closure, the segment recorded impairment charges of $2.7 million related to equipment taken out of service at the location, employee separation costs of $0.6 million related to workforce reductions, equipment moving expenses of $0.2 million for the redeployment of equipment, and building clean-up and other related expenses of $0.2 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring and Impairment Charges (Continued)

Commercial Printing. The commercial printing segment closed its plant in Philadelphia, Pennsylvania during the second quarter of 2007, and integrated its operations into the Company's operations. As a result of the closure, the segment recorded a pension withdrawal liability of $1.8 million, asset impairment charges of $1.0 million related to equipment taken out of service, and employee separation costs of $0.9 million related to workforce reductions at this location.

A summary of the activity charged to the restructuring liabilities as result of the 2007 cost savings and integration plan is as follows (in thousands):

	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at March 31, 2007	$—	$—	$—
Accruals, net	1,503	1,800	3,303
Payments	(647)	—	(647)
Balance at June 30, 2007	$856	$1,800	$2,656

2005 Cost Savings and Restructuring Plan

In September 2005, the senior management team of Cenveo implemented a cost savings and restructuring plan that included the consolidation of the Company’s purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. The following tables and discussion present the details of the expenses recognized in the three and six months ended June 30, 2007 and 2006, as a result of this plan.

Three Months Ended June 30, 2007

Restructuring and impairment charges for the three months ended June 30, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$647	$329	$83	$1,059
Asset impairments, net of gain on sale	110	(122)	—	(12)
Equipment moving expenses	225	26	—	251
Lease termination (income) expenses	37	(317)	27	(253)
Building clean-up and other expenses	174	457	2	633
Total restructuring and impairment charges	$1,193	$373	$112	$1,678

Envelopes, Forms and Labels. The envelopes, forms and labels segment incurred employee separation costs of $0.3 million related to workforce reductions, asset impairments of $0.1 million, equipment moving expenses of $0.2 million for the redeployment of equipment and building clean-up and other expenses of $0.2 million related to locations that were closed during 2006. The segment also incurred employee separation costs of $0.3 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

Commercial Printing. The commercial printing segment incurred employee separation costs of $0.1 million related to workforce reductions and building clean-up and other expenses of $0.5 million and asset impairments, net of $(0.1) million, which primarily relates to the gain on sale of equipment and recorded lease termination income of $0.3 million related to locations closed in 2006 and 2005. The lease termination income resulted from adjusting the estimate of the net present value of the cost of leases that are not expected to be recovered over their remaining life.   The segment also incurred employee separation costs of $0.2 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring and Impairment Charges (Continued)

Six Months Ended June 30, 2007

Restructuring and impairment charges for the six months ended June 30, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,349	$992	$101	$2,442
Asset impairments, net of gain on sale	(498)	13	—	(485)
Equipment moving expenses	761	138	—	899
Lease termination (income) expenses	56	(251)	57	(138)
Building clean-up and other expenses	287	1,274	24	1,585
Total restructuring and impairment charges	$1,955	$2,166	$182	$4,303

Envelopes, Forms and Labels. The envelopes, forms and labels segment incurred employee separation costs of $0.5 million related to workforce reductions, asset impairments, net of $(0.5) million, which primarily relates to the gain on sale of a facility, equipment moving expenses of $0.8 million for the redeployment of equipment, and building clean-up and other expenses of $0.3 million related to locations that were closed during 2006. The segment also incurred employee separation costs of $0.8 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

Commercial Printing. The commercial printing segment incurred employee separation costs of $0.4 million related to workforce reductions, equipment moving expenses of $0.1 million for the redeployment of equipment, and building clean-up and other expenses of $1.3 million and recorded lease termination income of $0.3 million related to locations closed in 2006 and 2005.  The lease termination income resulted from adjusting the estimate of the net present value of the cost of the leases that are not expected to be recovered over their remaining life. The segment also incurred employee separation costs of $0.6 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

Three Months Ended June 30, 2006

Restructuring and impairment charges for the three months ended June 30, 2006 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$2,688	$5,899	$548	$9,135
Asset impairments	2,011	362	—	2,373
Equipment moving expenses	1,628	1,057	—	2,685
Lease termination (income) expense	28	1,945	(339)	1,634
Building clean-up and other expenses	718	668	—	1,386
Total restructuring and impairment charges	$7,073	$9,931	$209	$17,213

Envelopes, Forms and Labels. The envelopes, forms and labels segment closed manufacturing plants in Atlanta, Georgia; Chestertown, Maryland; Phoenix, Arizona and Terre Haute, Indiana during the second quarter of 2006. As a result of these closures, the segment recorded impairment charges of $1.7 million related to equipment taken out of service at these locations, employee separation costs of $1.7 million related to workforce reductions, equipment moving expenses of $1.3 million for the redeployment of equipment and building clean-up and other related expenses of $0.4 million.

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

The segment incurred employee separation costs of $0.5 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

Commercial Printing. The commercial printing segment closed plants in Cambridge, Maryland; Glen Burnie, Maryland and St. Louis, Missouri during the second quarter of 2006. In connection with these closures, the segment recorded employee separation costs of $1.8 million related to workforce reductions, asset impairment charges of $0.4 million related to equipment taken out of service at these locations, equipment moving expenses of $0.4 million and building clean-up and other expenses of $0.7 million.

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

The segment incurred equipment moving expenses of $0.2 million associated with plants closed during 2005.

The segment incurred employee separation costs of $2.9 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

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

Six Months Ended June 30, 2006

Restructuring and impairment charges for the six months ended June 30, 2006 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$4,926	$9,588	$1,101	$15,615
Asset impairments	3,877	407	—	4,284
Equipment moving expenses	2,398	1,959	—	4,357
Lease termination expenses	1,905	1,945	(339)	3,511
Building clean-up and other expenses	892	2,028	—	2,920
Total restructuring and impairment charges	$13,998	$15,927	$762	$30,687

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 10. Restructuring and Impairment Charges (Continued)

The segment incurred employee separation costs of $1.3 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

Commercial Printing. In connection with the commercial printing segment’s five plant closures in the first six months of 2006, the segment recorded employee separation costs of $3.0 million related to workforce reductions, asset impairment charges of $0.4 million related to equipment taken out of service at these locations, equipment moving expenses of $1.0 million, building clean-up and other expenses of $1.3 million and lease termination expenses of $1.9 million representing the net present value of costs that are not expected to be recovered over the remaining terms of two leased facilities no longer in use.

The segment incurred employee separation costs of $2.4 million related to workforce reductions, equipment moving expenses of $1.0 million and building clean-up and other expenses of $0.7 million for three plants closed in the fourth quarter of 2005.

The segment incurred employee separation costs of $4.2 million related to workforce reductions at other locations relating to the Company’s cost savings initiatives.

Corporate. In the first six months of 2006, the Company incurred employee separation costs of $1.1 million and recorded lease termination income of $0.3 million resulting from adjusting its estimate of the net present value of the cost of the lease that is not expected to be recovered over its remaining life, upon subleasing its former corporate headquarters in the second quarter of 2006.

A summary of the activity charged to the restructuring liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 31, 2006	$5,541	$1,427	$642	$7,610
Accruals, net	(138)	2,442	—	2,304
Payments	(1,446)	(2,795)	(252)	(4,493)
Balance at June 30, 2007	$3,957	$1,074	$390	$5,421

11. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other post retirement benefit plans are as follows (in thousands):

Pension Plans Three Months Ended June 30,	Postretirement Plans Three Months Ended June 30,
	2007	2006	2007
Service cost	$112	$42	$—
Interest cost	2,545	275	39
Expected return on plan assets	(2,445)	(176)	—
Net amortization and deferral	(74)	69	—
Contributions to multi-employer plans	339	—	—
Net periodic pension expense	$477	$210	$39

Pension Plans Six Months Ended June 30,	Postretirement Plans Six Months Ended June 30,
	2007	2006	2007
Service cost	$181	$84	$—
Interest cost	3,656	592	49
Expected return on plan assets	(3,370)	(352)	—
Net amortization and deferral	51	138	—
Contributions to multi-employer plans	389	—	—
Net periodic pension expense	$907	$462	$49

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Pension Plans (Continued)

For the six months ended June 30, 2007, the Company had made contributions of $2.8 million to its pension plans. The Company expects to contribute an additional $3.0 million to its pension plans and postretirement plans for the remainder of 2007.

Cadmus Pension and Other Postretirement Plans

In connection with the acquisition of Cadmus, the Company assumed certain defined benefit pension plans, including participating in one multi-employer retirement plan that provides defined benefits to associates covered under two collective bargaining agreements. The Company also assumed certain nonqualified, nonfunded supplemental pension plans for certain key executives. For these supplemental plans, the Company maintains certain life insurance policies on former key executives, which are intended to defray costs and obligations under such plans. All such defined benefit plans provide benefit payments using formulas based on an associate’s compensation and length of service, or stated amounts for each year of service. Prior to the Company’s acquisition of Cadmus, the benefits under the Cadmus pension plans, except for one plan, were frozen to mitigate the volatility in pension expense and required cash contributions expected in future years. Based on preliminary actuarial data, the Cadmus pension plans were under-funded by approximately $34.1 million, which liability is included in the Company’s June 30, 2007 condensed consolidated balance sheet (Note 3).

Cadmus also maintained separate postretirement benefit plans (medical and life insurance) for certain of its former associates. Certain Cadmus associates are eligible for retiree medical coverage for themselves and their spouses if they retire on or after reaching age 55 with ten or more years of service. Benefits differ depending upon the date of retirement. Based on preliminary actuarial data, the Cadmus postretirement plans were under-funded by approximately $2.7 million, which liability is included in the Company’s June 30, 2007 condensed consolidated balance sheet (Note 3).

12. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$2,776	$(33,094)	$21,466	$79,107
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	6,004
Unrealized gain on cash flow hedges	3,836	(224)	3,930	(224)
Currency translation adjustment	3,100	559	(2,287)	(14,863)
Comprehensive income (loss)	$9,712	$(32,759)	$23,109	$70,024

In connection with the sale of its remaining investment in the Fund on March 13, 2007 (Note 4), the Company reclassified $5.5 million of currency translation adjustment into discontinued operations from other comprehensive income. In connection with the sale of Supremex, the Company reclassified into discontinued operations from other comprehensive income $6.0 million of a minimum pension liability adjustment and $14.3 million of currency translation adjustment in the first quarter of 2006 and $1.7 million of currency translation adjustment in connection with the sale of units in the Fund relating to the underwriter’s exercise of an over-allotment option in the second quarter of 2006 (Note 4).

CENVEO, INC. AND SUBSIDIARIE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if options, restricted stock and restricted stock units to issue common stock were exercised under the treasury stock method. The only Company securities as of June 30, 2007 that could dilute basic income per share for periods subsequent to June 30, 2007 are: (1) outstanding stock options, which are exercisable into 3,238,855 shares of the Company’s common stock and (2) 757,150 shares of restricted stock and restricted stock units (“RSU’s”).

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted income (loss) per share
Income (loss) from continuing operations	$3,118	$(45,801)	$5,515	$(54,650)
Income (loss) from discontinued operations, net of taxes	(342)	12,707	15,951	133,757
Net income (loss)	$2,776	$(33,094)	$21,466	$79,107
Denominator weighted average common shares outstanding:
Basic shares	53,537	53,257	53,531	53,183
Dilutive effect of stock options and RSU’s	1,185	—	1,120	—
Diluted shares	54,722	53,257	54,651	53,183
Income (loss) per share - basic:
Continuing operations	$0.06	$(0.86)	$0.10	$(1.03)
Discontinued operations	(0.01)	0.24	0.30	2.52
Net income (loss)	$0.05	$(0.62)	$0.40	$1.49
Income (loss) per share - diluted:
Continuing operations	$0.06	$(0.86)	$0.10	$(1.03)
Discontinued operations	(0.01)	0.24	0.29	2.52
Net income (loss)	$0.05	$(0.62)	$0.39	$1.49

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information

The Company operates in two segments--the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the manufacturing and printing of customized envelopes for billing and remittance and direct mail advertising. This segment also produces business forms and labels, custom and stock envelopes and mailers generally sold to third-party dealers such as print distributors, office products suppliers, office-products retail chains and the U.S. retail pharmacy market. The commercial printing segment is in the business of designing, manufacturing and distributing printed products that include advertising literature, corporate identity materials, financial printing, journals, periodicals, calendars, greeting cards, brand marketing materials, catalogs, maps, specialty packaging and direct mail.

Operating income of each segment includes all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses (Note 2).

The following tables present certain segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Envelopes, forms and labels	$212,932	$187,399	$424,403	$379,754
Commercial printing	284,028	170,496	487,271	363,427
Total	$496,960	$357,895	$911,674	$743,181
Operating income (loss):
Envelopes, forms and labels	$24,095	$17,171	$52,530	$33,751
Commercial printing	13,954	(5,315)	23,584	(5,794)
Corporate	(9,101)	(6,171)	(17,881)	(12,416)
Total	$28,948	$5,685	$58,233	$15,541
Restructuring and impairment charges:
Envelopes, forms and labels	$4,912	$7,073	$5,674	$13,998
Commercial printing	4,132	9,931	5,925	15,927
Corporate	112	209	182	762
Total	$9,156	$17,213	$11,781	$30,687
Net sales by product line:
Envelopes	$136,176	$142,540	$280,534	$288,843
Commercial printing	187,483	169,975	363,524	362,104
Journals and periodicals	95,958	-	122,389	-
Labels and business forms	77,343	45,380	145,227	92,234
Total	$496,960	$357,895	$911,674	$743,181
Intercompany sales:
Envelopes, forms and labels to commercial printing	$2,450	$2,873	$5,417	$6,395
Commercial printing to envelopes, forms and labels	2,657	2,919	5,290	7,899
Total	$5,107	$5,792	$10,707	$14,294

	June 30, 2007	December 31, 2006
Identifiable assets:
Envelopes, forms and labels	$572,497	$496,379
Commercial printing	978,754	393,954
Corporate	59,172	111,617
Total	$1,610,423	$1,001,950

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 15. Subsequent Events

On July 9, 2007, the Company completed the acquisition of all of the common stock of ColorGraphics for approximately $105 million including assumed debt, which was funded through additional borrowings under its Amended Credit Facilities. ColorGraphics generates annual revenues of approximately $170 million and operates four strategically-located commercial printing facilities across the west coast of the United States. ColorGraphics produces printed annual reports, booklets, brochures, ad inserts, direct mail and other corporate communication materials. ColorGraphics’ results of operations and cash flows from July 1, 2007 will be included in the Company’s consolidated results of operations and cash flows within the commercial printing segment.

On July 17, 2007, the Company signed a definitive purchase agreement to acquire Commercial Envelope Manufacturing Co., Inc. (“Commercial Envelope”) for approximately $230 million. Commercial Envelope is one of the largest envelope manufacturers in the United States, with annual revenues of approximately $160 million. Commercial Envelope operates five strategically-located manufacturing facilities, which produce over 45 million envelopes per day. Commercial Envelope’s results of operations and cash flows will be included within the Company’s envelopes, forms, and labels segment upon completion of the acquisition, which is subject to customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Item 7 of our 2006 Annual Report on Form 10-K, which we refer to as our Form 10-K, describes the application of our critical accounting policies, for which there have been no significant changes as of June 30, 2007. On February 12, 2007, we acquired PC Ink Corp., which we refer to as Printegra, and on March 7, 2007, we acquired Cadmus Communications Corporation, which we refer to as Cadmus. See “Acquisitions” and “Long-Term Debt” below.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” and similar expressions, or as other statements that do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual results to differ materially from what is expressed or forecasted in these forward-looking statements. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements. Such statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (1) our substantial indebtedness impairing our financial condition and limiting our ability to incur additional debt; (2) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (3) the potential to incur additional indebtedness, further exacerbating the above factors; (4) cross default provisions in our indebtedness, which could cause all of our debt to become due and payable as a result of a default under an unrelated debt instrument; (5) our ability to successfully integrate acquisitions; (6) intense competition in our industry; (7) the absence of long-term customer agreements in our industry, subjecting our business to fluctuations; (8) factors affecting the U.S. postal services impacting demand for our products; (9) increases in paper costs and decreases in its availability; (10) our history of losses from continuing operations and the ability to return to consistent profitability; (11) the availability of the Internet and other electronic media affecting demand for our products; (12) our labor relations; (13) compliance with environmental rules and regulations; (14) dependence on key management personnel; and (15) general economic, business and labor conditions. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company’s business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the SEC.

Business Overview

We are a leading provider of print and visual communications, with one-stop services from design through fulfillment. We are currently the third largest diversified printing company in North America.

Acquisitions. Printegra is a leading producer of printed business communication documents, labels and envelopes regularly used by small and large businesses. With the acquisition of Printegra, we have increased our product offerings to our existing base of customers, by including short-run documents, labels, and envelope products. At the same time, customers of Printegra are now able to access our broad offering of products. Printegra’s operations are included within our envelopes, forms and labels segment results since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included herein.

Cadmus is one of the world’s largest providers of content management and printing to scientific, technical and medical journal publishers; one of the largest periodicals printer in North America and a leading provider of specialty packaging and promotional printing. We believe that when fully integrated, the addition of Cadmus will create significant benefits for us. For example, we expect to realize significant economies of scale resulting from our increased volume of business that will enable us to purchase raw materials, primarily paper and ink and other supplies, on more favorable terms and ensure better availability of these materials in tight markets. The operations of Cadmus are included within our commercial printing segment results since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included herein.

On July 9, 2007, we completed the acquisition of all of the common stock of Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, for approximately $105 million including assumed debt, which was funded with additional borrowings. ColorGraphics generates annual revenues of approximately $170 million and operates four strategically-located commercial printing facilities across the west coast of the United States. ColorGraphics produces printed annual reports, booklets, brochures, ad inserts, direct mail and other corporate communication materials. ColorGraphics’ results of operations and cash flows from July 1, 2007 will be included within our consolidated results of operations and cash flows of our commercial printing segment.

On July 17, 2007, we signed a definitive purchase agreement to acquire Commercial Envelope Manufacturing Co., Inc., which we refer to as Commercial Envelope, for approximately $230 million. Commercial Envelope is one of the largest envelope manufacturers in the United States, with annual revenues of approximately $160 million. Commercial Envelope operates five strategically-located manufacturing facilities, which produce over 45 million envelopes per day. Commercial Envelope’s results of operations and cash flows will be included within our envelopes, forms, and labels segment upon completion of the acquisition, which is subject to customary closing conditions and is expected to be completed during the third quarter of 2007.

Business Segments. We operate our businesses in two complimentary reportable segments: envelopes, forms and labels and commercial printing. Our broad portfolio of product offerings includes envelopes, forms and labels, specialty packaging, business documents, commercial printing, journals and periodicals, provided through a network of over 70 production, fulfillment and distribution facilities, which we refer to as manufacturing facilities, primarily throughout North America.

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

Commercial Printing. Our commercial printing segment serves four primary markets: (1) high-end colored printed materials, which are longer run premium products for major national and regional companies; (2) general commercial printing products for local markets; (3) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations and educational institutions; and (4) specialty packaging and promotional printing products.  Our products include advertising literature, corporate identity materials, financial printing, journals, periodicals, calendars, greeting cards, brand marketing materials, catalogs, maps, direct mail, and specialty packaging.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for the three and six month periods ended June 30, 2007, followed by a discussion of the results of each of our business segments for the same period. Our results for the three and six month periods ended June 30, 2007 include the operating results of both Printegra and Cadmus subsequent to their respective acquisition dates.  Since these acquisitions occurred during the first quarter of 2007 and their results are not included for a full six month period in 2007 and since the acquisition of ColorGraphics will be included in our results of operations beginning on July 1, 2007, we expect that our net sales and operating income in future quarters and for the year will increase. See Note 3 to the condensed consolidated financial statements included herein. Beginning in the fourth quarter of 2006, the financial results of Supremex Inc., and certain other assets, which we refer to as Supremex, have been accounted for as a discontinued operation, resulting in our historical 2006 condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations. On March 13, 2007, we completed the sale of our remaining 28.6% economic and voting interest in the Supremex Income Fund, which we refer to as the Fund. See Note 4 to the condensed consolidated financial statements included herein.

A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Division net sales exclude sales of divested operations. Our fiscal quarters end on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ended on June 30, 2007 and July 1, 2006, are reported as ending on June 30, 2007 and 2006, respectively, since the effect of a reporting period not ending on these dates is not material.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Division net sales	$496,960	$356,206	$911,674	$736,029
Divested operations	—	1,689	—	7,152
Net sales	$496,960	$357,895	$911,674	$743,181
Operating income (expense):
Envelopes, forms and labels	$24,095	$17,171	$52,530	$33,751
Commercial printing	13,954	(5,315)	23,584	(5,794)
Corporate	(9,101)	(6,171)	(17,881)	(12,416)
Total operating income	28,948	5,685	58,233	15,541
Loss on sale of non-strategic businesses	—	1,143	—	1,849
Interest expense, net	21,526	14,960	37,808	33,074
Loss on early extinguishment of debt	505	32,744	9,205	32,744
Other (income) expense, net	944	(705)	1,166	(483)
Income (loss) from continuing operations before income taxes	5,973	(42,457)	10,054	(51,643)
Income tax expense	2,855	3,344	4,539	3,007
Income (loss) from continuing operations	3,118	(45,801)	5,515	(54,650)
Income (loss) from discontinued operations, net of taxes	(342)	12,707	15,951	133,757
Net income (loss)	$2,776	$(33,094)	$21,466	$79,107
Income (loss) per share−basic:
Continuing operations	$0.06	$(0.86)	$0.10	$(1.03)
Discontinued operations	(0.01)	0.24	0.30	2.52
Net income (loss)	$0.05	$(0.62)	$0.40	$1.49

Income (loss) per share−diluted:
Continuing operations	$0.06	$(0.86)	$0.10	$(1.03)
Discontinued operations	(0.01)	0.24	0.29	2.52
Net income (loss)	$0.05	$(0.62)	$0.39	$1.49

Net Sales

Net sales increased $139.1 million in the second quarter of 2007, as compared to the second quarter of 2006. This increase was primarily due to the $153.0 million of sales resulting from acquiring Cadmus and Printegra in the first quarter of 2007 and Rx Technology Corporation, which we refer to as Rx, in July 2006, with no corresponding amounts in the second quarter of 2006. This increase was offset in part by lower sales from our envelopes, forms and labels segment of $9.8 million, primarily due to lower volumes, due in part to the U.S. Postal Service's rate increases during the middle of the second quarter of 2007 and lower sales of $4.1 million from our commercial printing segment primarily due to a plant closure and the non-strategic businesses sold in 2006. Net sales for the six months ended June 30, 2007 increased $168.5 million, as compared to the six months ended June 30, 2006. This increase was primarily due to the $210.6 million of sales generated by Cadmus, Printegra and Rx in the first six months of 2007, with no corresponding amounts in the first six months of 2006, offset in part by lower sales from our commercial printing segment of $26.3 million, primarily due to plant closures and non-strategic businesses sold in 2006, and lower sales from our envelopes, forms and labels segment of $15.8 million, primarily due to lower volume, due in part to the U.S. Postal Service's rate increases during the middle of the second quarter of 2007. See Segment Operations below for a more detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $23.3 million in the second quarter of 2007, as compared to the second quarter of 2006. This increase was primarily due to $9.8 million of operating income generated by Cadmus, Printegra and Rx in the second quarter of 2007, with no corresponding amounts in the second quarter of 2006 and decreased restructuring and impairment charges of $8.1 million. Operating income for the six months ended June 30, 2007 increased $42.7 million, as compared to the six months ended June 30, 2006. This increase was primarily due to decreased restructuring and impairment charges of $18.9 million and operating income of $13.7 million generated by Cadmus, Printegra and Rx in the six months ended June 30, 2007, with no corresponding amounts in the first six months of 2006. See Segment Operations below for a more detailed discussion of the primary factors for our changes in operating income (loss) by reportable segment.

Loss on Sale of Non-Strategic Businesses. During the three and six months ended June 30, 2006, we sold two small non-strategic commercial printing businesses and recorded a loss on sale of non-strategic businesses.

Interest Expense, Net. Interest expense increased approximately $6.5 million to $21.5 million in the second quarter of 2007, from $15.0 million in the second quarter of 2006, primarily due to additional debt incurred upon the acquisition of Cadmus and Printegra in the first quarter of 2007, offset in part by lower interest expense resulting from our debt refinancing in June 2006. Interest expense in the second quarter of 2007 reflects average outstanding debt of $1.1 billion and a weighted average interest rate of 7.4%, compared to average outstanding debt of $678.5 million and a weighted average interest rate of 8.6% in the second quarter of 2006.

Interest expense increased $4.7 million to $37.8 million during the first six months of 2007, from $33.1 million in the first six months of 2006, primarily due to additional debt incurred upon the acquisition of Cadmus and Printegra in the first quarter of 2007, offset in part by lower interest expense resulting from our debt refinancing in June 2006.  Interest expense during the first six months of 2007 reflects average outstanding debt of $976.2 million and a weighted average interest rate of 7.5%, compared to the average outstanding debt of $747.3 million and a weighted average interest rate of 8.5% during the first six months of 2006.

 We expect higher interest expense for the remainder of 2007 as a result of our increased debt level resulting from the acquisition of Cadmus, Printegra and ColorGraphics, and our pending acquisition of Commercial Envelope. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

Loss on Early Extinguishment of Debt.  In May 2007, we retired our remaining 9⅝% Senior Notes due 2012, which we refer to as the 9⅝% Senior Notes, and incurred a loss on early extinguishment of debt of approximately $0.5 million. On March 7, 2007, in connection with the Cadmus acquisition and the refinancing of our existing $525 million senior secured credit facilities, which we refer to as the Credit Facilities, we incurred a loss on early extinguishment of debt of approximately $8.4 million. In addition, as a result of the tender offer for and repayment on March 19, 2007 of $20.9 million of Cadmus’ 8⅜% Senior Subordinated Notes due 2014, which we refer to as the 8⅜% Notes, we recorded a loss on early extinguishment of debt of approximately $0.3 million. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

        In June 2006, we incurred a $32.7 million loss on early extinguishment of debt related to our debt refinancing. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

Income Taxes

Three Months Ended June 30,	Six Months Ended June 30,
2007	2006	2007	2006
(in thousands)	(in thousands)
Income tax expense for U.S. operations	$2,418	$3,295	$3,842	$2,958
Income tax expense for foreign operations	437	49	697	49
Income tax expense	$2,855	$3,344	$4,539	$3,007
Effective income tax rate	47.8%	(7.9)%	45.1%	(5.8)%

In the second quarter of 2007 and 2006, we had income tax expense of $2.9 million and $3.3 million, respectively, which primarily relates to taxes on our domestic operations. Our effective tax rate in the second quarter of 2007 was higher than the three months ended June 30, 2006, primarily due to the release of valuation allowances during 2006. Our effective tax rate in the second quarter of 2007 was higher than the statutory rate, primarily due to state taxes and other permanent items.

 In the six months ended June 30, 2007 and 2006, we had income tax expense of $4.5 million and $3.0 million, respectively, which primarily relates to taxes on our domestic operations. Our effective tax rate in the six months ended June 30, 2007 was higher than the same period in 2006, primarily due to the release of valuation allowances during 2006. Our effective tax rate in the six months ended June 30, 2007 was higher than the statutory rate, primarily due to state taxes and other permanent items.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the more likely than not recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We consider our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. As of June 30, 2007, the total valuation allowance on our net U.S. deferred tax assets was approximately $79 million.

Income (Loss) from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, for the six months ended June 30, 2007, includes a $16.0 million gain on sale of our remaining interest in the Fund on March 13, 2007 and equity income related to our retained interest of the Fund from January 1, 2007 through March 13, 2007. Income from discontinued operations, net of taxes, for the three and six months ended June 30, 2006 includes a $9.3 million gain on sale of units in the Fund relating to the underwriter’s exercise of an over-allotment option and $1.4 million gain on the collection of a receivable relating to the March 31, 2006 sale of Supremex to the Fund, and equity income from April 1, 2006 through June 30, 2006 pertaining to our retained interest in the Fund. Income from discontinued operations, net of taxes, in the six months ended June 30, 2006 includes the gain on the sale of our majority interest in Supremex on March 31, 2006 of $115.7 million and Supremex’s results of operations from January 1, 2006 through March 31, 2006. See Note 4 to the condensed consolidated financial statements included herein.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on division net sales and operating income. The summaries of net sales of our two segments are presented to show each segment without the net sales of divested operations, as applicable, and to show the operating income of each reportable segment. See Note 14 to the condensed consolidated financial statements included herein.

Restructuring and Impairment Charges. We continue to execute on our cost savings and restructuring plan initiated in 2005, including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of information technology infrastructure. In addition, we began implementing cost savings and integration initiatives related to our acquisition of Cadmus and Printegra and anticipate substantially completing the integration of those operations by the end of 2007. See Note 10 to the condensed consolidated financial statements included herein. As of June 30, 2007, our total restructuring liability was $13.1 million.

During the three months ended June 30, 2007, we incurred $9.2 million of restructuring and impairment charges, which included $2.6 million of employee separation costs, asset impairments, net of $3.7 million, equipment moving expenses of $0.5 million, a pension withdrawal liability of $1.8 million, building clean-up and other expenses of $0.9 million and lease termination income of $0.3 million. During the six months ended June 30, 2007, we incurred $11.8 million of restructuring and impairment charges, which included $3.9 million of employee separation costs, asset impairments, net of $3.2 million, equipment moving expenses of $1.1 million, a pension withdrawal liability of $1.8 million, building clean-up and other expenses of $1.8 million and lease termination income of $0.1 million.

During the three months ended June 30, 2006, we incurred $17.2 million of restructuring and impairment charges, which included $9.1 million of employee separation costs, $2.4 million of asset impairments, equipment moving expenses of $2.7 million, lease termination costs of $1.6 million, and other exit costs of $1.4 million. During the six months ended June 30, 2006, we incurred $30.7 million of restructuring and impairment charges, which included $15.6 million of employee separation costs, $4.3 million of asset impairments, equipment moving expenses of $4.4 million, lease termination costs of $3.5 million, and other exit costs of $2.9 million.

Envelopes, Forms and Labels

Three Months Ended June 30,	Six Months Ended June 30,
2007	2006	2007	2006
(in thousands)	(in thousands)
Segment net sales	$212,932	$187,399	$424,403	$379,754
Segment operating income	$24,095	$17,171	$52,530	$33,751
Operating income margin	11.3%	9.2%	12.4%	8.9%
Restructuring and impairment charges	$4,912	$7,073	$5,674	$13,998

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $25.5 million, or 13.6%, in the second quarter of 2007, as compared to 2006. This increase was primarily due to $35.3 million of sales generated by Printegra and Rx in 2007, with no corresponding amounts in the second quarter of 2006, partially offset by lower sales volume from our envelope business of $6.6 million, due in part to the U.S. Postal Service’s rate increases in the middle of the second quarter of 2007 and lower sales of $3.0 million due to the consolidation of a forms plant in connection with the integration of Printegra's operations.

Segment net sales for our envelopes, forms and labels segment increased $44.6 million, or 11.8%, in the first six months of 2007, as compared to 2006. This increase was primarily due to $60.4 million of sales generated by Printegra and Rx in 2007, with no corresponding amounts in the first six months of 2006 and $3.8 million of increased sales volume to our office product retail customers. These increases were partially offset by: (1) lower sales volume of $12.6 million from our envelope business, due in part to the U.S. Postal Service’s rate increases in the middle of the second quarter of 2007, (2) lower sales of approximately $3.0 million due to the consolidation of a forms plant in connection with the integration of Printegra's operations, and (3) a decline in sales of $3.1 million from our traditional documents business, mainly as a result of customers' improved capabilities to print high quality documents on their own.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $6.9 million, or 40.3%, in the second quarter of 2007, as compared to 2006. This increase was primarily due to $3.7 million of operating income generated by Printegra and Rx in 2007, with no corresponding amounts in the second quarter of 2006, reduced selling, general and administrative expenses of $3.7 million from plant consolidations and other cost reduction programs and reduced restructuring and impairment charges of $2.2 million, partially offset by a decline in gross margins of our envelope business of $2.6 million as a result of a decline in volumes.

Segment operating income for our envelopes, forms and labels segment increased $18.8 million, or 55.6%, in the first six months of 2007, as compared to 2006. This increase was primarily due to reduced restructuring and impairment charges of $8.3 million, the $6.6 million of operating income generated by Printegra and Rx in 2007, with no corresponding amounts in the first six months of 2006, and reduced selling, general and administrative expenses of $7.2 million from plant consolidations and other cost reduction programs, partially offset by a decline in gross margins of our envelope business of $3.1 million as a result of a decline in volumes.

Commercial Printing

Three Months Ended June 30,	Six Months Ended June 30,
2007	2006	2007	2006
(in thousands)	(in thousands)

Segment net sales	$284,028	$170,496	$487,271	$363,427
Divested operations	—	(1,689)	—	(7,152)
Division net sales	$284,028	$168,807	$487,271	$356,275
Segment operating income (loss)	$13,954	$(5,315)	$23,584	$(5,794)
Operating income margin	4.9%	(3.1)%	4.8%	(1.6)%
Restructuring and impairment charges	$4,132	$9,931	$5,925	$15,927
Loss from divested operations	$—	$507	$—	$1,369

Division Net Sales

Division net sales for our commercial printing segment increased $115.2 million, or 68.3%, in the second quarter of 2007, as compared to 2006. This increase was primarily due to the sales generated by Cadmus of approximately $117.7 million during the second quarter of 2007, with no corresponding amounts in 2006.

Division net sales for our commercial printing segment increased $131.0 million, or 36.8%, in the first six months of 2007 as compared to 2006. This increase was primarily due to the sales generated by Cadmus of approximately $150.2 million, with no corresponding amounts in 2006, partially offset by the loss of $12.4 million of sales from plants closed during 2006 and a decline in sales at our ongoing commercial printing plants of $6.8 million.

Segment Operating Income

Segment operating income for our commercial printing segment increased $19.3 million, or 362.5%, in the second quarter of 2007, as compared to 2006. This increase was primarily due to operating income of $6.1 million generated by Cadmus during 2007, with no corresponding amount in 2006, reduced restructuring and impairment charges of $5.8 million, our cost reduction programs which improved gross margins by approximately $4.7 million and reduced selling, general and administrative expenses by approximately $2.0 million and cost reductions of approximately $0.5 million from divested operations.

Segment operating income for our commercial printing segment increased $29.4 million, or 507.0%, in the first six months of 2007, as compared to 2006. This increase was primarily due to: (1) reduced restructuring and impairments of charges of $10.0 million, (2) operating income of $7.1 million generated by Cadmus during 2007, with no corresponding amount in 2006, (3) improved gross margins of $4.7 million and reduced selling, general and administrative expenses of $3.2 million from cost reductions at our ongoing printing operations, (4) cost reductions of approximately $2.8 million from plants that we closed in 2006 and (5) cost reductions of approximately $1.4 million from divested operations.

Corporate Expenses

Corporate expenses include the costs of our corporate headquarters. Corporate expenses were higher for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, primarily due to increased compensation expense, including the expense recorded under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and the increased cost of certain back-office functions due in part to our recent acquisitions. See Note 2 to the condensed consolidated financial statements included herein.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Continuing Operating Activities. Net cash provided by continuing operating activities was $38.7 million in the first six months of 2007, which was primarily due to net income adjusted for non-cash items of $59.8 million, offset in part by an increase in our working capital of $21.0 million. The increase in our working capital primarily resulted from a decrease in accounts payable and accrued compensation liabilities primarily due to the timing of payments to our vendors and an increase in inventories due to the timing of work performed for our customers, offset in part by the timing of collections of accounts receivable from our customers.

Net cash used in continuing operating activities was $26.7 million in the first six months of 2006, which was primarily due to an increase in our working capital of $32.8 million, offset in part by net income adjusted for non-cash items of $12.8 million. The increase in our working capital primarily resulted from the timing of payments to our vendors and from interest payments that were accelerated in connection with our debt refinancing in June 2006, offset in part by the timing of collections of accounts receivable from our customers.

Net Cash Provided by Discontinued Operating Activities. Represents the net cash provided from the cash dividends received from the Fund and the operations of Supremex through March 31, 2006.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $279.1 million in the first six months of 2007, primarily resulting from the cost of business acquisitions of $337.1 million, primarily for Cadmus and Printegra and capital expenditures of $14.9 million, offset in part by $73.6 million of cash proceeds from the sale of our remaining interest in the Fund.

Net cash provided by investing activities was $195.9 million in the first six months of 2006, primarily resulting from the cash proceeds of $211.5 million from the sale of our majority interest in Supremex, offset in part by capital expenditures of $13.0 million and deferred acquisition payments of $4.7 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $242.5 million in the first six months of 2007, primarily due to our debt-financed acquisition of Cadmus (see 2007 Debt Amendment and Refinancing below) using proceeds from our Term Loans of $620 million and net borrowings under our Revolving Credit Facility of $62.4 million, offset in part by the repayment of: (i) our Term Loan B of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, (iii) $20.9 million of our 8⅜% Notes, (iv) $10.5 million of our 9⅝% Senior Notes, (v) $1.6 million of Term Loans and (vi) $4.0 million of other long-term debt and $8.0 million of payments of refinancing fees, redemption premiums and expenses on the extinguishment of debt.

Net cash used in financing activities was $173.7 million in the first six months of 2006, primarily resulting from the repayment of $123.9 million of our senior secured credit facility and other debt of $12.1 million with proceeds from the sale of Supremex and other assets, the repayment of $339.5 million of our 9⅝% Senior Notes and the payment of $26.1 million of redemption premiums and expenses and $3.8 million of debt issuance costs in connection with our debt refinancing, which were offset in part by the proceeds from the issuance of our Term Loans of $325.0 million and our Revolving Credit Facility of $5.0 million in connection with our debt refinancing in June 2006.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was $1.1 billion at June 30, 2007, an increase of $460.7 million from December 31, 2006. This increase was primarily due to the debt financed acquisition of Cadmus and Printegra in the first quarter of 2007. See 2007 Debt Amendment and Refinancing below and Notes 3 and 9 to the condensed consolidated financial statements included herein. As of June 30, 2007, approximately 68% of our outstanding debt was subject to fixed interest rates. In July 2007, we entered into interest rate swap agreements to hedge interest rate exposure of an additional $200 million notional amount of floating rate debt. As of August 1, 2007, we had $1.2 billion of total outstanding debt, of which approximately 80% was subject to fixed interest rates.

2007 Debt Amendment and Refinancing

On March 7, 2007, in connection with the Cadmus acquisition, we amended and refinanced our Credit Facilities. The Credit Facilities, established in June 2006, were comprised of a $200 million six-year revolving credit facility, which we refer to as the Revolving Credit Facility, and a $325 million seven-year term loan facility, which we refer to as the Term Loan B. The Credit Facilities were amended by increasing the overall borrowing availability from $525 million to $925 million, which we refer to as the Amended Credit Facilities, allowing us to: (1) retire the Term Loan B, (2) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and a $600 million six-year term loan facility, which we refer to as the Term Loan C, and (3) retire any and/or all of Cadmus’ $125 million 8⅜% Notes tendered to the Company using a $125 million delayed-draw term loan facility, collectively with the Term Loan C, the Term Loans.  Several of the customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of our assets, including those of Cadmus.

Cadmus Debt

On March 5, 2007, we commenced a cash tender offer and consent solicitation, which we refer to as the Cadmus Tender Offer, for any and all of the outstanding 8⅜% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8⅜% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8⅜% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014.

We also entered into a supplemental indenture, dated March 7, 2007, to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. This supplemental indenture provides for, among other things, the assumption by us of the obligations of Cadmus under the 8⅜% Notes and such indenture and the addition of other U.S. subsidiaries of ours as guarantors of these notes. Simultaneously, we entered into a supplemental indenture, dated March 7, 2007, to the indenture dated February 4, 2004 among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which our 7⅞% Senior Subordinated Notes due 2013, which we refer to as the 7⅞% Notes, were issued. This supplemental indenture provides for, among other things, the addition of the U.S. subsidiaries of Cadmus as guarantors of the 7⅞% Notes.

On March 19, 2007, we accepted for purchase and paid approximately $20.9 million for the 8⅜% Notes tendered in the Cadmus Tender Offer, using $20 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. The merger of Cadmus into Cenveo was a “change of control” of Cadmus under the 8⅜% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, we extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8⅜% Note tendered for a price equal to 101% of outstanding principal plus any accrued and unpaid interest, and waived the consent-related conditions previously set forth, which we refer to as the Change of Control Offer. On April 23, 2007, we settled payment on all 8⅜% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed-draw term loan facility under the Amended Credit Facilities.

We assumed variable interest rate equipment term loans in the acquisition of Cadmus, which as of June 30, 2007 had a balance of $11.2 million with an average interest rate of 5.8%.

9⅝% Senior Notes

On May 4, 2007, we retired the remaining $10.5 million of our 9⅝% Senior Notes  for 104.813% of the principal amount plus accrued interest, which was funded with our Revolving Credit Facility. As a result of the retirement, the corresponding credit ratings were withdrawn.

As of June 30, 2007, we were in compliance with all covenants under our debt agreements.

On June 30, 2007 we had outstanding letters of credit of approximately $24.7 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. We extinguished an outstanding letter of credit of approximately $0.8 million in connection with the debt we retired on April 2, 2007.

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Credit Facilities	7⅞% Notes	8⅜% Notes	Last Update
Standard & Poor’s	B+	BB-	B-	B-	June 2007
Moody’s	B1	Ba3	B3	B3	April 2007

The terms of our existing debt do not have any rating triggers that impact our funding. Upon our termination of the remaining funding availability under the delayed-draw term loan facility, which was used to retire a portion of the 8⅜% Notes, the rating agencies lowered the ratings of the 8⅜% Notes to rank pari passu with the 7⅞% Notes. We do not believe that our current ratings will impact our ability to raise additional capital, should such funds be needed.

On July 9, 2007 we increased our outstanding Term Loans by $100 million, through an additional term loan facility as permitted under the Amended Credit Facilities to finance the acquisition of ColorGraphics. See Acquisitions above and Notes 9 and 15 to the condensed consolidated financial statements included herein.

The estimated purchase price for the acquisition of Commercial Envelope is approximately $230 million, subject to adjustment based on Commercial Envelope’s working capital and the amount of Commercial Envelope’s outstanding indebtedness.  We have committed financing for the transaction and expect to close the Commercial Envelope acquisition in the third quarter of 2007.  See Acquisition above and Note 15 to the condensed consolidated financial statements included herein.

We expect that internally generated cash flows and the financing available under our Amended Credit Facilities will be sufficient to fund our working capital needs and short-term growth; however, this cannot be assured.

Contractual obligations. Contractual obligations disclosed in our Form 10-K increased by approximately $757.0 million as a result of the acquisition of Cadmus and Printegra as follows: outstanding long-term debt approximately $441.0 million, expected future cash interest payments on the long-term debt approximately $258.0 million and additional lease commitments approximately $58.0 million. See Notes 3 and 9 to the condensed consolidated financial statements included herein.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of June 30, 2007, we do not have any off-balance sheet arrangements.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest rate on this debt is the London Interbank Offered Rate or LIBOR plus a margin. At June 30, 2007, we had variable rate debt outstanding of approximately $362.5 million, for which the interest rate was not fixed through a cash flow hedge. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense and reduce our pre-tax income by approximately $3.6 million.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

Item 1A.   Risk factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.     Submission of Matters to a Vote of Securities Holders

On May 3, 2007, the Company held its Annual Meeting of Shareholders, at which the following matters were voted upon:

Election of Directors - The following individuals were re-elected to the Board of Directors for a one year term by the following vote:

Name	For	Withheld
Robert G. Burton, Sr.	42,264,671	6,544,291
Patrice M. Daniels	40,472,124	8,336,838
Leonard C. Green	40,497,608	8,311,354
Mark J. Griffin	40,498,124	8,310,838
Robert T. Kittel	42,642,743	6,166,219
Robert B. Obernier	40,492,124	8,316,838
Thomas W. Oliva	42,753,515	6,055,447

Selection of Auditors - The selection by the Company’s Audit Committee of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2007 was ratified by the following vote: 48,667,027 For; 86,106 Against; 55,829 Abstentions.

Adoption of Cenveo, Inc. 2007 Long-Term Equity Incentive Plan (the “Plan”) – The Plan proposed by management was approved by the Company’s shareholders by the following vote:  33,941,848 For; 9,412,188 Against; 69,977 Abstentions; 5,384,949 Broker Non-Votes.

Item 6.	Exhibits

Exhibit
Number	Description
2.1
Agreement of Merger dated as of December 26, 2006 among Cenveo, Inc., Mouse Acquisition Corp. and Cadmus Communications Corporation—incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed December 27, 2006.

2.2
Stock Purchase Agreement dated as of July 17, 2007 among Cenveo Corporation, Commercial Envelope Manufacturing Co., Inc. and its shareholders—incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed July 20, 2007.

3.1	Articles of Incorporation—incorporated by reference to Exhibit 3(i) of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1997.

3.2	Articles of Amendment to the Articles of Incorporation dated May 17, 2004—incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

3.3
Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 20, 2005—incorporated by reference to Exhibit 3.1 to registrant’s current report on Form 8-K filed April 21, 2005.

3.4	Bylaws as amended and restated effective April 17, 2005—incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K filed April 18, 2005.

4.1
Indenture dated as of March 13, 2002 between Mail-Well I Corporation and State Street Bank and Trust Company, as Trustee, relating to Mail-Well I Corporation’s 9⅝% Senior Notes due 2012—incorporated by reference to Exhibit 10.30 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

4.2
Form of Senior Note and Guarantee relating to Mail-Well I Corporation’s 9⅝% Senior Notes due 2012—incorporated by reference to Exhibit 10.31 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

4.3
Second Supplemental Indenture, dated as of June 1, 2006, by and among Cenveo Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture dated as of March 13, 2002 relating to the 9⅝% Senior Notes due 2012—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed June 2, 2006.

4.4
Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s 7 ⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.

4.5
Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.

4.6
Supplemental Indenture, dated as of June 21, 2006 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed June 27, 2006.

4.7
Third Supplemental Indenture, dated as of March 7, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013— incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.

4.8*
Fourth Supplemental Indenture, dated as of July 9, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013.

4.9
Indenture, dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9 to Cadmus Communications Corporation’s registration statement on Form S-4 filed August 24, 2004.

4.10
First Supplemental Indenture, dated as of March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.1 to Cadmus Communications Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed May 13, 2005.

4.11
Second Supplemental Indenture, dated as of May 19, 2006, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.2 to Cadmus Communications Corporation’s annual report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006.

4.12
Third Supplemental Indenture, dated as of March 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014— incorporated by reference to Exhibit 4.11 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.

4.13*
Fourth Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014.

4.14
Registration Rights Agreement, dated June 15, 2004, among Cadmus Communications Corporation, the guarantors named therein and Wachovia Capital Markets, LLC and Banc of America Securities LLC on behalf of the Initial Purchasers, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.10 to Cadmus Communications Corporation’s registration statement on Form S-4 filed August 24, 2004.

10.1*	Cenveo, Inc. 2007 Long-Term Equity Incentive Plan.

10.2*
Credit Agreement Supplement, dated as of July 9, 2007, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, state of Connecticut, on August 8, 2007.

CENVEO, INC.

By:	/s/ ROBERT G. BURTON, SR.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARK S. HILTWEIN
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)