Form 10-Q
period 2007-09-30
CENVEO, INC
filed 2007-11-08
CIK 920321

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007 the registrant had 53,800,448 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,712	$10,558
Accounts receivable, net	345,858	230,098
Inventories	175,329	92,406
Assets held for sale	4,278	51,966
Prepaid and other current assets	48,384	41,413
Total current assets	585,561	426,441

Property, plant and equipment, net	438,270	251,103
Goodwill	685,173	258,136
Other intangible assets, net	273,790	31,985
Other assets, net	42,993	34,285
Total assets	$2,025,787	$1,001,950

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$17,937	$7,513
Accounts payable	169,846	116,067
Accrued compensation and related liabilities	58,603	40,242
Other current liabilities	88,054	63,609
Total current liabilities	334,440	227,431

Long-term debt	1,447,472	667,782
Deferred income taxes	59,193	4,356
Other liabilities	97,208	40,640
Commitments and contingencies Shareholders’ equity:
Preferred stock	—	—
Common stock	538	535
Paid-in capital	251,055	244,894
Retained deficit	(161,938)	(186,436)
Accumulated other comprehensive (loss) income	(2,181)	2,748
Total shareholders’ equity	87,474	61,741
Total liabilities and shareholders’ equity	$2,025,787	$1,001,950

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$550,601	$383,868	$1,462,275	$1,127,049
Cost of sales	433,774	307,013	1,166,483	901,233
Selling, general and administrative	63,650	45,703	168,173	145,874
Amortization of intangible assets	2,819	1,422	7,245	3,984
Restructuring and impairment charges	20,312	4,702	32,094	35,390
Operating income	30,046	25,028	88,280	40,568
(Gain) loss on sale of non-strategic businesses	(189)	—	(189)	1,849
Interest expense, net	25,283	13,939	63,091	47,013
Loss on early extinguishment of debt	51	—	9,256	32,744
Other expense (income), net	899	102	2,068	(382)
Income (loss) from continuing operations before income taxes	4,002	10,987	14,054	(40,656)
Income tax expense	160	1,697	4,698	4,704
Income (loss) from continuing operations	3,842	9,290	9,356	(45,360)
Income (loss) from discontinued operations, net of taxes	(810)	2,326	15,142	136,083
Net income	$3,032	$11,616	$24,498	$90,723
Income (loss) per share - basic:
Continuing operations	$0.07	$0.18	$0.18	$(0.85)
Discontinued operations	(0.01)	0.04	0.28	2.55
Net income	$0.06	$0.22	$0.46	$1.70
Income (loss) per share - diluted:
Continuing operations	$0.07	$0.17	$0.17	$(0.85)
Discontinued operations	(0.01)	0.04	0.28	2.55
Net income	$0.06	$0.21	$0.45	$1.70
Weighted average shares:
Basic	53,572	53,342	53,545	53,237
Diluted	54,531	54,189	54,614	53,237

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$24,498	$90,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations, net of taxes	(15,962)	(126,353)
(Income) loss from discontinued operations, net of taxes	820	(9,730)
Depreciation and amortization, excluding non-cash interest expense	46,427	30,487
Non-cash interest expense, net	1,044	1,353
Loss on early extinguishment of debt	9,256	32,744
Stock-based compensation provision	7,166	3,363
Non-cash restructuring and impairment charges	17,153	6,244
Deferred income taxes	4,082	—
(Gain) loss on sale of non-strategic businesses	(189)	1,849
Other non-cash charges, net	5,817	2,959
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(5,542)	4,416
Inventories	(16,845)	(2,006)
Accounts payable and accrued compensation and related liabilities	(2,276)	(35,576)
Other working capital changes	(10,502)	(11,181)
Other, net	(4,941)	(5,832)
Net cash provided by (used in) continuing operating activities	60,006	(16,540)
Net cash provided by discontinued operating activities	1,394	6,424
Net cash provided by (used in) operating activities	61,400	(10,116)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(627,116)	(49,425)
Capital expenditures	(25,181)	(15,744)
Acquisition payments	(3,653)	(4,653)
Proceeds from sale of property, plant and equipment	4,851	6,025
Proceeds from divestitures, net	226	1,575
Net cash used in investing activities of continuing operations	(650,873)	(62,222)
Proceeds from the sale of discontinued operations	73,628	211,529
Capital expenditures for discontinued operations	—	(632)
Net cash provided by investing activities of discontinued operations	73,628	210,897
Net cash (used in) provided by investing activities	(577,245)	148,675
Cash flows from financing activities:
Proceeds from issuance of Term Loans	720,000	325,000
Proceeds from Unsecured Loan	175,000	—
Borrowings under Revolving Credit Facility, net	92,500	40,000
Proceeds from exercise of stock options	300	1,860
Repayment of Term Loan B	(324,188)	—
Repayment of Cadmus revolving senior bank credit facility	(70,100)	—
Repayment of 8⅜% Senior Subordinated Notes	(20,880)	—
Repayment of 9⅝% Senior Notes	(10,498)	(339,502)
Repayment of Term Loans	(3,100)	—
Repayments of senior secured revolving credit facility	—	(123,931)
Repayments of other long-term debt	(26,962)	(12,265)
Payment of refinancing fees, redemption premiums and expenses	(8,045)	(26,142)
Payment of debt issuance costs	(5,906)	(3,770)
Purchase and retirement of common stock upon vesting of RSUs	(1,302)	—
Net cash provided by (used in) financing activities	516,819	(138,750)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	180	(2)
Net increase (decrease) in cash and cash equivalents	1,154	(193)
Cash and cash equivalents at beginning of year	10,558	1,035
Cash and cash equivalents at end of quarter	$11,712	$842

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 2007. The results of operations for the three and nine month periods ended September 30, 2007 are generally not indicative of the results to be expected for the full year, primarily due to the Company’s acquisition of Cadmus Communications Corporation (“Cadmus”) and PC Ink Corp. (“Printegra”) in the first quarter of 2007 and of Madison/Graham ColorGraphics, Inc. (“ColorGraphics”) and Commercial Envelope  Manufacturing Co., Inc. (“Commercial Envelope”) in the third quarter of 2007 (Note 3), the increase in the Company’s outstanding debt as a result of such acquisitions (Note 9), and seasonality. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”).

It is the Company’s practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The Financial Statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ended on September 29, 2007 and September 30, 2006, are reported as ending on September 30, 2007 and 2006, respectively, since the effect of a reporting period not ending on these dates is not material.

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

New Accounting Pronouncements

FIN 48

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the adoption of FIN 48, the Company did not record an adjustment to its liability for unrecognized income tax benefits or retained deficit. As of January 1, 2007, the Company had approximately $10.8 million of unrecognized tax benefits, of which approximately $0.4 million will reduce its effective tax rate if recognized. As of September 30, 2007, the Company had approximately $18.2 million of unrecognized tax benefits. The Company does not believe that it is reasonably possible that its unrecognized tax benefits will change significantly in the next twelve months. The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had approximately $4.7 million of accrued interest and penalties related to uncertain tax positions.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Basis of Presentation (Continued)

The Internal Revenue Service (“IRS”) has reviewed the Company’s federal income tax returns through 2002. The Company’s federal income tax returns for tax years after 2003 remain subject to examination by the IRS. The various states in which the Company is subject to income tax are generally open for the tax years after 2003. In Canada, the Company remains subject to audit for tax years after 2002. The Company does not believe that the outcome of any examination will have a material impact on its condensed consolidated financial statements.

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

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the potential effect SFAS 157 may have on its condensed consolidated financial statements.

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

2. Stock-Based Compensation

The Company’s 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) was approved in May 2007 and authorizes the issuance of 2,000,000 shares of the Company’s common stock, no more than 1,500,000 of which may be issued with respect to restricted shares, restricted share units ("RSUs") or other stock-based awards. Any shares not used for these awards may be used for awards of stock options and stock appreciation rights. In addition, the plan authorizes cash performance awards. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increase the total number of shares authorized for issuance under the 2007 Plan.

The Company’s outstanding unvested stock options have maximum contractual terms of up to ten years, principally vest ratably over four years and were granted at exercise prices equal to the market

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Stock-Based Compensation (Continued)

price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted shares vest ratably over four years. The Company has no outstanding stock appreciation rights. The Company’s outstanding RSUs principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock.

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.5 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $7.2 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was approximately $40.3 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.9 years.

A summary of the Company’s outstanding stock options as of and for the nine-month period ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 1, 2007	3,326,780	$14.71
Granted	780,000	17.89
Exercised	(32,925)	9.10		$439
Forfeited	(80,000)	20.55
Outstanding at September 30, 2007	3,993,855	15.26	5.2	$25,435
Exercisable at September 30, 2007	1,246,355	12.91	5.0	$10,875

A summary of the Company’s outstanding stock options as of and for the nine-month period ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 1, 2006	2,365,961	$8.97
Granted	1,570,000	20.55
Exercised	(310,147)	5.99		$3,217
Forfeited	(278,367)	9.21
Outstanding at September 30, 2006	3,347,447	14.66	6.0	$16,668
Exercisable at September 30, 2006	481,197	8.98	5.3	$4,752

__________________

(a)   Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2007 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

The weighted-average grant date fair value of stock options granted during the nine-month period ended September 30, 2007, at exercise prices equal to the market price of the stock on the grant date,

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Stock-Based Compensation (Continued)

was $6.31 calculated under the Black-Scholes Model with the weighted-average assumptions set forth as follows:

Risk-free interest rate	4.05%
Expected option life in years	4.25
Expected volatility	0.363
Expected dividend yield	0.0%

The weighted-average grant date fair value of stock options granted during the nine-month period ended September 30, 2006, at exercise prices equal to the market price of the stock on the grant date, was $9.56 calculated under the Black-Scholes Model with the weighted-average assumptions set forth as follows:

Risk-free interest rate	4.75%
Expected option life in years	4.27
Expected volatility	0.516
Expected dividend yield	0.0%

    The risk-free interest rate represents the U.S. Treasury Bond constant maturity yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding, based on the mid-point between the vesting date and contractual expiration date of the option. The expected volatility is based on the historical market price volatility of the Company’s common stock for the expected term of the options, adjusted for expected mean reversion.

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine-month period ended September 30, 2007 is as follows:

	Restricted Shares		RSUs
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Unvested at January 1, 2007	150,000	$9.52	607,150	$19.19
Granted	—	—	761,750	17.89
Vested	(50,000)	—	(173,900)	20.55
Forfeited	—	—	—	—
Unvested at September 30, 2007	100,000	9.52	1,195,000	18.78

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine-month period ended September 30, 2006 is as follows:

	Restricted Shares		RSUs
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Unvested at January 1, 2006	200,000	$9.52	236,600	$9.61
Granted	—	—	532,150	20.55
Vested	(50,000)	9.52	(25,000)	9.52
Forfeited	—	—	(20,000)	9.52
Unvested at September 30, 2006	150,000	9.52	723,750	16.28

The total fair value of restricted shares and RSUs which vested during the nine-month period ended September 30, 2007 was $0.9 million and $3.1 million, respectively, as of the respective vesting

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Stock-Based Compensation (Continued)

dates.  The total fair value of restricted shares and RSUs which vested during the nine-month period ended September 30, 2006 was $1.0 million and $0.5 million, respectively, as of the respective vesting dates.

The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of parameters, such as stock price volatility that must be estimated from historical data. The Company’s stock option awards to employees have characteristics significantly different from those of traded options and differences in parameter estimation methodologies can materially affect fair value estimates.

3. Business Acquisitions

Commercial Envelope

On August 30, 2007, the Company acquired of all of the stock of Commercial Envelope.  Commercial Envelope is one of the largest envelope manufacturers in the United States, with approximately $160 million in annual revenues.  The total cash consideration in connection with the Commercial Envelope acquisition, excluding assumed debt of approximately $20.3 million, was approximately $218.0 million, including approximately $3.8 million of related expenses. The Company financed the acquisition of Commercial Envelope with a new $175 million senior unsecured loan and borrowings under its existing credit facilities (Note 9).

The following table summarizes, on a preliminary basis, the allocation of the purchase price of Commercial Envelope to the assets acquired and liabilities assumed in the acquisition and remains subject to finalization (in thousands):

Preliminary Purchase Price Allocation
As of August 30, 2007

Current assets	$42,796
Property, plant and equipment	36,757
Goodwill	101,831
Other intangible assets	87,770
Other assets	929
Total assets acquired	270,083
Current liabilities, excluding current portion of long-term debt	9,357
Long-term debt, including current maturities	20,277
Deferred income taxes	21,329
Total liabilities assumed	50,963
Net assets acquired	219,120
Less cash acquired	(1,114)
Cost of Commercial Envelope acquisition, less cash acquired	$218,006

The Commercial Envelope acquisition preliminarily resulted in $101.8 million of goodwill (Note 8), none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. Such goodwill reflects the substantial value of Commercial Envelope’s historical envelope business. Goodwill also reflects the Company’s expectation

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

of being able to grow the Commercial Envelope business and improve its operating efficiencies through economies of scale.  The acquired identifiable intangible assets, aggregating $87.8 million, include: (1) the Commercial Envelope trademark of $51.4 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Commercial Envelope name, including rebranding our existing commercial envelope operations with the Commercial Envelope name, the long operating history of Commercial Envelope, its existing customer base and its significant market position; (2) customer relationships of $36.0 million, which are being amortized over their estimated weighted average useful lives of 15 years; and (3) covenants not to compete of $0.4 million are amortizable over their estimated useful lives of five years (Note 8).  The Company also acquired favorable leases of $0.5 million, which are being amortized as an increase to rent expense over their weighted average useful term of approximately five years. Each of the above amounts, including the amounts in the above table, represents the estimated fair value of the respective property, plant and equipment and other intangible assets, as determined in accordance with a preliminary independent appraisal. Commercial Envelope’s results of operations and cash flows have been included in the Company’s condensed consolidated statements of operations and cash flows from the August 30, 2007 acquisition date, and are not included for the three and nine months ended September 30, 2006.

Pro Forma Operating Data

The following supplemental pro forma condensed consolidated summary operating data of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Commercial Envelope acquisition as if it had been consummated as of the beginning of each respective year (in thousands, except per share amounts):

	Three Months Ended September 30,
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$550,601	$576,148	$383,868	$424,533
Operating income	30,046	33,143	25,028	30,619
Income from continuing operations	3,842	3,531	9,290	9,565
Net income	3,032	2,721	11,616	11,891
Income (loss) per share – basic:
Continuing operations	$0.07	$0.06	$0.18	$0.18
Discontinued operations	(0.01)	(0.01)	0.04	0.04
Net income	$0.06	$0.05	$0.22	$0.22
Income (loss) per share – diluted:
Continuing operations	$0.07	$0.06	$0.17	$0.18
Discontinued operations	(0.01)	(0.01)	0.04	0.04
Net income	$0.06	$0.05	$0.21	$0.22

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

	Nine Months Ended September 30,
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$1,462,275	$1,566,875	$1,127,049	$1,246,359
Operating income	88,280	100,872	40,568	54,319
Income (loss) from continuing operations	9,356	8,685	(45,360)	(46,182)
Net income	24,498	23,826	90,723	89,901
Income (loss) per share – basic:
Continuing operations	$0.18	$0.16	$(0.85)	$(0.86)
Discontinued operations	0.28	0.28	2.55	2.55
Net income	$0.46	$0.44	$1.70	$1.69
Income (loss) per share – diluted:
Continuing operations	$0.17	$0.16	$(0.85)	$(0.86)
Discontinued operations	0.28	0.28	2.55	2.55
Net income	$0.45	$0.44	$1.70	$1.69

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the Commercial Envelope acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

ColorGraphics

On July 9, 2007, the Company acquired all of the stock of ColorGraphics.  ColorGraphics is one of the largest commercial printers in the western United States, with approximately $170 million in annual revenues.  ColorGraphics produces high quality annual reports, car books, catalogs and other corporate communication materials.  The total cash consideration in connection with the ColorGraphics acquisition, excluding assumed debt of approximately $28.6 million, was approximately $71.7 million, including approximately $0.9 million of related expenses. The fair values of property, plant and equipment and other intangible assets were determined in accordance with a preliminary independent appraisal. The ColorGraphics acquisition preliminarily resulted in $38.9 million of goodwill, of which approximately $2.1 million is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $22.0 million, include: (1) customer relationships of $2.6 million, which are being amortized over their estimated weighted average useful lives of 11 years; (2) the ColorGraphics trademark of $18.8 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the ColorGraphics name, and the long operating history, existing customer base and significant market position of ColorGraphics; and (3) a non-compete agreement of $0.6 million which is amortizable over its estimated useful life of 3 years (Note 8).  The Company financed the acquisition of ColorGraphics with its existing credit facilities (Note 9).

ColorGraphics’ results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows from July 1, 2007, and are not included for the three and nine months ended September 30, 2006. Pro forma results for the nine month period ended September 30, 2007 and the three and nine month periods ended September 30, 2006, assuming the acquisition of ColorGraphics had been made on January 1, 2006, have not been presented since the effect was not material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

Cadmus

On March 7, 2007, the Company acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly owned subsidiary of the Company. Cadmus is one of the world’s largest providers of content management and print offerings to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450.0 million. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $249.3 million, consisting of: (1) $228.9 million in cash for all of the common stock of Cadmus, (2) payments of $18.3 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans and (3) $2.1 million of related expenses.

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

The following table summarizes, on a preliminary basis, the allocation of the purchase price of Cadmus to the assets acquired and liabilities assumed in the acquisition and remains subject to finalization (in thousands):

Preliminary Purchase Price Allocation
As of March 7, 2007

Current assets	$92,504
Property, plant and equipment	135,194
Goodwill	246,136
Other intangible assets	111,600
Other assets	6,235
Total assets acquired	591,669
Current liabilities, excluding current portion of long-term debt	67,626
Long-term debt, including current maturities	210,063
Deferred income taxes	20,134
Other liabilities	44,528
Total liabilities assumed	342,351
Net assets acquired	249,318
Less cash acquired	—
Cost of Cadmus acquisition, less cash acquired	$249,318

The Cadmus acquisition preliminarily resulted in $246.1 million of goodwill (Note 8), none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. Such goodwill reflects the substantial value of Cadmus’ historically profitable journal, periodicals and specialty packaging printing business. Goodwill also reflects the Company’s expectation of being able to grow Cadmus’ business and improve its operating efficiencies through economies of scale. The acquired identifiable intangible assets, aggregating $111.6 million,

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

include: (1) the Cadmus trademark of $48.0 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Cadmus name, the long operating history of Cadmus, its existing customer base and its significant market position, and (2) customer relationships of $63.6 million, which are being amortized. The Company also acquired unfavorable leases of $3.2 million, which are being amortized as a reduction to rent expense. Each of the above amounts, including the amounts in the above table, represents the estimated fair value of the respective property, plant and equipment and other intangible assets, as determined in accordance with a preliminary independent appraisal. The acquired customer relationships have an estimated weighted average amortization period of approximately 20 years, and the unfavorable leases have an estimated weighted average amortization period of approximately 11 years (Note 8).

Cadmus’ results of operations and cash flows have been included in the Company’s condensed consolidated statements of operations and cash flows from the March 7, 2007 acquisition date and are not included for the three and nine months ended September 30, 2006.

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

	Nine Months Ended September 30, 2007
	As Reported	Pro Forma
Net sales	$1,462,275	$1,544,092
Operating income	88,280	89,671
Income from continuing operations	9,356	3,918
Net income	24,498	19,060
Income per share – basic:
Continuing operations	$0.18	$0.08
Discontinued operations	0.28	0.28
Net income	$0.46	$0.36
Income per share – diluted:
Continuing operations	$0.17	$0.07
Discontinued operations	0.28	0.28
Net income	$0.45	$0.35

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$383,868	$491,176	$1,127,049	$1,464,175
Operating income	25,028	29,367	40,568	42,928
Income (loss) from continuing operations	9,290	6,779	(45,360)	(50,506)
Net income	11,616	9,170	90,723	85,642
Income (loss) per share – basic:
Continuing operations	$0.18	$0.13	$(0.85)	$(0.94)
Discontinued operations	0.04	0.04	2.55	2.55
Net income	$0.22	$0.17	$1.70	$1.61
Income (loss) per share – diluted:
Continuing operations	$0.17	$0.13	$(0.85)	$(0.94)
Discontinued operations	0.04	0.04	2.55	2.55
Net income	$0.21	$0.17	$1.70	$1.61

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the Cadmus acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

Printegra

On February 12, 2007, the Company acquired of all of the stock of Printegra, with annual sales of approximately $90 million. Printegra produces printed business communication documents regularly consumed by small and large businesses, including laser cut sheets, envelopes, business forms, security documents and labels. The aggregate purchase price for Printegra was approximately $78.1 million, which included $0.5 million of related fees. The fair values of property, plant and equipment and other intangible assets were determined in accordance with a preliminary independent appraisal. The Printegra acquisition preliminarily resulted in $37.7 million of goodwill, of which approximately $4.4 million is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $27.7 million, include: (1) customer relationships of $21.7 million, which are being amortized over their estimated weighted average useful lives of 25 years; and (2) trademarks of $6.0 million, which are being amortized over their estimated weighted average useful lives of approximately 17 years (Note 8).

Printegra’s results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows from the February 12, 2007 acquisition date, and are not included for the three and nine months ended September 30, 2006. Pro forma results for the three and nine month periods ended September 30, 2007 and 2006, assuming the acquisition of Printegra had been made on January 1, 2006, have not been presented since the effect was not material.

Deferred Taxes

In connection with the acquisition of Commercial Envelope, the Company recorded a net deferred tax liability of $21.3 million relating to indefinite lived intangible assets, after considering the release of $22.4 million of existing valuation allowances against goodwill recorded.  In connection with the acquisition of ColorGraphics, the Company recorded a net deferred tax liability of $7.0 million.  The acquisition of Cadmus resulted in an increase to the Company’s deferred tax liabilities of

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Business Acquisitions (Continued)

approximately $20.1 million relating to indefinite lived intangible assets. In connection with the acquisition of Printegra, the Company recorded a net deferred tax liability of $8.6 million and released existing valuation allowances of a like amount against goodwill recorded, in accordance with SFAS No. 109, Accounting for Income Taxes.

Liabilities Related to Exit Activities

In connection with the above acquisitions, the Company recorded liabilities in the purchase price allocation in connection with its preliminary plan to exit certain activities. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Liabilities recorded at January 1, 2007	$—	$—	$—	$—
Accruals, net	5,479	6,856	1,360	13,695
Payments	(653)	(5,871)	(1,360)	(7,884)
Balance at September 30, 2007	$4,826	$985	$—	$5,811

Operating Lease Commitments

In connection with the above acquisitions, the Company’s obligation for future minimum rental payments for non-cancelable operating leases, as set forth in the Form 10-K, increased by approximately $83.3 million, which are estimated to be payable over the five years ending September 30, 2012 and thereafter as follows: $12.4 million, $12.0 million, $10.9 million, $8.5 million, $7.5 million and thereafter $32.0 million.

4. Discontinued Operations

On March 31, 2006, the Company sold to the Supremex Income Fund (the “Fund”) its entire interest in Supremex, retained a 36.5% economic and voting interest in the Fund and recorded a $124.1 million pre-tax gain. The acquisition agreement pursuant to which the Company sold Supremex on March 31, 2006 to the Fund contains representations and warranties regarding the business that was sold that are customary for transactions of this nature.  The acquisition agreement also required the Company to provide specified indemnities (subject to agreed-upon limitations) including, without limitation: (i) an indemnity in the event that its representations and warranties in the acquisition agreement were inaccurate: (ii) an indemnity regarding certain inquiries by the Canadian Competition Bureau: and (iii) an indemnity for certain contingencies.  The Company does not believe that the foregoing representations, warranties and related indemnities will result in the Company making any material payments to the Fund.

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

On March 13, 2007, the Company sold its remaining 28.6% economic and voting interest in the Fund for net proceeds of $67.2 million and recorded a pre-tax gain of approximately $26.3 million. Income from discontinued operations for the nine months ended September 30, 2007 also includes

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Discontinued Operations (Continued)

equity income of $1.5 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

The following table summarizes certain statement of operations data for discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$41,391
Operating income	—	—	—	8,838
Other income	—	2,623	1,475	4,911
Income tax expense	810	297	2,295	4,097
Gain on sale of discontinued operations, net of taxes of $10,196 and $8,420 in the nine-months ended September 30, 2007 and 2006, respectively	—	—	15,962	126,353
Income (loss) from discontinued operations, net of taxes	(810)	2,326	15,142	136,083

5. Other Divestitures

During the first quarter of 2006, the Company sold a small non-strategic commercial printing business in Bloomfield Hills, Michigan and recorded a loss on sale of non-strategic business of $0.7 million.

During the second quarter of 2006, the Company sold a small non-strategic business located in Somerville, Massachusetts for proceeds of $2.6 million and recorded a loss on sale of $1.1 million. From October 1, 2006 through December 31, 2006, the Company sold one small non-strategic commercial printing business located in Memphis, Tennessee.

The following table summarizes the net sales and operating income of all of the businesses that were sold during 2006, which are included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net sales	$1,398	$8,550
Operating income (loss)	53	(1,316)

The dispositions of these non-strategic businesses were not accounted for as discontinued operations in the condensed consolidated financial statements because the Company has continuing involvement with these entities, migration of cash flows to other Cenveo locations has occurred, or the operations are not material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Inventories

Inventories by major category are as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$70,664	$28,247
Work in process	44,208	21,638
Finished goods	60,457	42,521
	$175,329	$92,406

7. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 30, 2007	December 31, 2006
Land and land improvements	$22,513	$13,562
Buildings and building improvements	106,809	80,740
Machinery and equipment	572,915	437,910
Furniture and fixtures	12,452	10,771
Construction in progress	17,736	6,974
	732,425	549,957
Accumulated depreciation	(294,155)	(298,854)
Property, plant and equipment, net	$438,270	$251,103

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment (Note 14) are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total

Balance as of December 31, 2006	$165,672	$92,464	$258,136
Acquisitions	139,545	286,513	426,058
Foreign currency translation	—	979	979
Balance as of September 30, 2007	$305,217	$379,956	$685,173

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	$153,806	$(19,415)	$134,391	$29,906	$(13,001)	$16,905
Trademarks and tradenames	20,521	(3,039)	17,482	14,551	(2,487)	12,064
Patents	3,028	(1,419)	1,609	3,028	(1,218)	1,810
Non-compete agreements	2,620	(1,640)	980	1,640	(1,591)	49
Other	768	(360)	408	768	(331)	437
	180,743	(25,873)	154,870	49,893	(18,628)	31,265

Intangible assets with indefinite lives:
Trademarks	118,200	—	118,200	—	—	—
Pollution credits	720	—	720	720	—	720
	118,920	—	118,920	720	—	720
Total	$299,663	$(25,873)	$273,790	$50,613	$(18,628)	$31,985

As of September 30, 2007, the weighted average remaining amortization period for customer relationships was 19 years, trademarks and tradenames was 27 years, patents was six years, non-compete agreements was four years and other was 27 years.

Total pre-tax amortization expense for the five years ending September 30, 2012 is estimated to be as follows:  $9.9 million, $8.8 million, $8.8 million, $8.6 million and $8.5 million, respectively.

9. Long-Term Debt

Long-term debt is as follows (in thousands):

	September 30, 2007	December 31, 2006
Term Loans due 2013	$716,900	$324,188
7⅞% Senior Subordinated Notes due 2013	320,000	320,000
8⅜% Senior Subordinated Notes due 2014 ($104.1 million outstanding principal amount)	106,301	—
Senior Unsecured Loan due 2015	175,000	—
9⅝% Senior Notes due 2012	—	10,498
Revolving Credit Facility due 2012	108,000	15,500
Other	39,208	5,109
	1,465,409	675,295
Less current maturities	(17,937)	(7,513)
Long-term debt	$1,447,472	$667,782

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

Senior Unsecured Loan

On August 30, 2007, the Company borrowed $175.0 million under a new eight-year unsecured loan facility (the “Senior Unsecured Loan”) with a group of lenders. Proceeds from the Senior Unsecured Loan along with borrowings from the Company’s $200.0 million six-year revolving credit facility (the “Revolving Credit Facility”) and available cash were used to fund the acquisition of Commercial Envelope (Note 3), including retiring certain acquired debt and to pay certain fees and expenses incurred in connection with the acquisition. The Senior Unsecured Loan has a floating interest rate based on LIBOR plus 4.5%, which was 9.6% on September 30, 2007. The interest rate increases by 0.5% quarterly beginning on January 1, 2008 up to a maximum interest rate of 11.5%.  The Senior Unsecured Loan provides for the conversion by the lenders into senior or senior subordinated exchange notes (the “Exchange Notes”) of the Company similar to the existing indenture relating to the Company’s $320.0 million 7⅞% Senior Subordinated Notes due 2013 (the “7⅞% Notes”) or a substantially similar indenture.  If the Senior Unsecured Loan is converted, the Exchange Notes will bear a fixed rate of interest based on market conditions at the time of conversion.  The Senior Unsecured Loan contains covenants, representations, and warranties substantially similar to the Company’s existing $925.0 million senior secured credit facilities (the “Amended Credit Facilities”) and includes provisions for an underwriting/purchase agreement and a registration rights agreement relating to the resale of the Exchange Notes. The Company capitalized debt issuance costs of approximately $4.6 million, which are being amortized over the remaining life of the Senior Unsecured Loan.

Term Loans

On July 9, 2007, the Company increased the then outstanding balance of its seven-year term loan facility due 2013 (the “Term Loan C”) and the delayed-draw term loan facility (collectively with the Term Loan C, the “Term Loans”) that are part of the Amended Credit Facilities by borrowing an incremental $100.0 million on the existing financial terms and financial covenants. Proceeds from this borrowing along with available cash were used to fund the acquisition of ColorGraphics (Note 3), including retiring certain acquired debt and to pay certain fees and expenses incurred in connection with the acquisition. The Company capitalized debt issuance costs of approximately $0.3 million, which are being amortized over the remaining life of the Term Loans.

2007 Debt Amendment and Refinancing

On March 7, 2007, in connection with the Cadmus acquisition (Note 3), the Company amended and refinanced its $525.0 million senior secured credit facilities (the “Credit Facilities”). The Credit Facilities, established in June 2006, were comprised of the Revolving Credit Facility and a $325.0 million seven-year term loan facility (the “Term Loan B”). The Credit Facilities were amended by increasing the overall borrowing availability from $525.0 million to $925.0 million to create the Amended Credit Facilities, allowing the Company to: (1) retire the Term Loan B, (2) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility, which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and $600.0 million Term Loan C, and (3) retire any and/or all of the Cadmus 8⅜% senior subordinated notes due 2014 (the “8⅜% Notes”) using a $125.0 million delayed-draw term loan facility. Several customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of the Company’s assets. The Company capitalized debt issuance costs of approximately $0.9 million, which are being amortized over the remaining life of the Amended Credit Facilities. In connection with the Amended Credit Facilities, the Company recorded a loss on early extinguishment of debt of $8.4

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

million, which includes $6.7 million of related fees and the write-off of $1.7 million of unamortized debt issuance costs.

Interest Rate Swaps

In March and July 2007, the Company entered into interest rate swap agreements to hedge interest rate exposure of an additional $125.0 million and $200.0 million, respectively, notional amounts of floating rate debt, increasing the Company’s total hedge of its interest rate exposure of notional floating rate debt to $545.0 million. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of September 30, 2007, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

Cadmus Debt

On March 5, 2007, the Company commenced a cash tender offer and consent solicitation (the “Cadmus Tender Offer”) for any and all of the outstanding 8⅜% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8⅜% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8⅜% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014. In connection with the acquisition of Cadmus, the Company recorded a $2.8 million increase to the value of the 8⅜% Notes to record them at their fair value (Note 3), which is being amortized over the life of the 8⅜% Notes.

On March 19, 2007, the Company accepted for purchase and paid approximately $20.9 million for the 8⅜% Notes tendered in the Cadmus Tender Offer, using $20.0 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. In connection with the 8⅜% Notes tendered, the Company recorded a loss on early extinguishment of debt of approximately $0.3 million, which included $0.8 million of tender premiums and tender-related expenses and the write-off of $0.5 million of the fair value increase to the 8⅜% Notes recorded in connection with the Cadmus acquisition. The merger of Cadmus into Cenveo was a “change of control” of Cadmus under the 8⅜% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, the Company extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8⅜% Note tendered for a price equal to 101.0% of outstanding principal plus any accrued and unpaid interest, and waived certain consent-related conditions (the “Change of Control Offer”). On April 23, 2007, the Company settled payment on all 8⅜% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed-draw term loan facility under the Amended Credit Facilities.

Supplemental Indentures

The Company entered into supplemental indentures, dated March 7, 2007, July 9, 2007 and August 30, 2007 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association  (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. These supplemental indentures provide for, among other things, the assumption by the Company of the obligations of Cadmus under the 8⅜% Notes and such indenture and the addition of: (1) other U.S. subsidiaries of

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

the Company, (2) ColorGraphics and its subsidiary and (3) Commercial Envelope and its subsidiaries as guarantors of these notes. Simultaneously, the Company entered into supplemental indentures, dated March 7, 2007, July 9, 2007 and August 30, 2007 to the indenture dated February 4, 2004 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the Company’s 7⅞% Notes were issued. These supplemental indentures provide for, among other things, the addition of: (1) the U.S. subsidiaries of Cadmus, (2) ColorGraphics and its subsidiary and (3) Commercial Envelope and its subsidiaries as guarantors of the 7⅞% Notes.

Other Debt

Other debt includes approximately $37.2 million of equipment loans assumed in the acquisition of Cadmus, ColorGraphics and Commercial Envelope of which $24.0 million have variable interest rates with an average interest rate of 6.4% and $13.2 million with an average fixed rate of 4.9%, as of September 30, 2007.

9⅝% Senior Notes

On May 4, 2007, the Company retired the remaining $10.5 million of its 9⅝% Senior Notes due 2012 for 104.813% of the principal amount plus accrued interest, which was funded with its Revolving Credit Facility.  In connection with the retirement of the 9⅝% Senior Notes, the Company recorded a loss on early extinguishment of debt of $0.5 million, representing premiums paid.

As of September 30, 2007, the Company was in compliance with all covenants under its debt agreements.

10. Restructuring and Impairment Charges

The Company has two cost savings plans, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2007 Cost Savings and Integration Plan

The Company has formulated its preliminary cost savings and integration plan related to its acquisition of Commercial Envelope, ColorGraphics, Cadmus and Printegra. In connection with the implementation of this plan, during the third quarter of 2007, the Company closed its envelope plant in O’Fallon, Missouri and closed commercial printing plants in San Francisco, California and Seattle, Washington and integrated these operations into acquired and other Company operations.  In the second quarter of 2007 the Company closed its forms plant in Girard, Kansas and closed its Philadelphia, Pennsylvania commercial printing plant and integrated these operations into acquired and other Company operations. The following tables and discussion present the details of the expenses recognized in the three and nine months ended September 30, 2007 as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring and Impairment Charges (Continued)

Three Months Ended September 30, 2007

Restructuring and impairment charges for the three months ended September 30, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$1,513	$1,293	$2,806
Asset impairments	1,139	2,721	3,860
Equipment moving expenses	386	670	1,056
Lease termination expenses	21	4,710	4,731
Building clean-up and other expenses	406	846	1,252
Total restructuring and impairment charges	$3,465	$10,240	$13,705

Envelopes, Forms and Labels. The envelopes, forms and labels segment closed an envelope plant in O’Fallon, Missouri during the third quarter of 2007 in connection with the integration of Commercial Envelope. As a result of this closure and the Girard, Kansas plant closure in the second quarter of 2007, the segment recorded employee separation costs of $1.5 million related to workforce reductions, asset impairment charges of $1.1 million related to equipment taken out of service, equipment moving expenses of $0.4 million for the redeployment of equipment, and building clean-up and other related expenses of $0.4 million.

Commercial Printing. The commercial printing segment closed plants in Seattle, Washington and in San Francisco, California during the third quarter of 2007, in connection with the integration of ColorGraphics. As a result of these closures and the Philadelphia, Pennsylvania closure in the second quarter of 2007, the segment recorded employee separation costs of $1.3 million related to workforce reductions, asset impairment charges of $2.7 million related to equipment taken out of service, equipment moving expenses of $0.7 million for the redeployment of equipment, lease termination expenses of $4.7 million, and building clean-up and other related expenses of $0.8 million.

Nine Months Ended September 30, 2007

Restructuring and impairment charges for the nine months ended September 30, 2007 are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$2,106	$2,203	$4,309
Asset impairments	3,834	3,758	7,592
Equipment moving expenses	603	670	1,273
Lease termination expenses	21	4,710	4,731
Multi-employer pension withdrawal liability	—	1,800	1,800
Building clean-up and other expenses	620	859	1,479
Total restructuring and impairment charges	$7,184	$14,000	$21,184

Envelopes, Forms and Labels. As a result of the above closures, the envelopes, forms and labels segment recorded employee separation costs of $2.1 million related to workforce reductions, asset impairment charges of $3.8 million related to equipment taken out of service, equipment moving expenses of $0.6 million for the redeployment of equipment, and building clean-up and other related expenses of $0.6 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring and Impairment Charges (Continued)

Commercial Printing. As a result of the above closures, the commercial printing segment recorded employee separation costs of $2.2 million related to workforce reductions,  asset impairment charges of $3.8 million related to equipment taken out of service, equipment moving expenses of $0.7 million for the redeployment of equipment, lease termination expenses of $4.7 million, a pension withdrawal liability of $1.8 million and building clean-up and other related expenses of $0.9 million.

A summary of the activity charged to the restructuring liabilities as a result of the 2007 cost savings and integration plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 31, 2006	$—	$—	$—	$—
Accruals, net	4,731	4,309	1,800	10,840
Payments	(99)	(2,771)	—	(2,870)
Balance at September 30, 2007	$4,632	$1,538	$1,800	$7,970

2005 Cost Savings and Restructuring Plan

In September 2005, the senior management team of Cenveo implemented a cost savings and restructuring plan that included the consolidation of the Company’s purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. The following tables and discussion present the details of the expenses recognized in the three and nine months ended September 30, 2007 and 2006, as a result of this plan.

Three Months Ended September 30, 2007

Restructuring and impairment charges for the three months ended September 30, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$441	$1,171	$87	$1,699
Asset impairments, net of gain on sale	157	3,028	—	3,185
Equipment moving expenses	—	2	—	2
Lease termination expenses	23	414	31	468
Building clean-up and other expenses	48	1,141	64	1,253
Total restructuring and impairment charges	$669	$5,756	$182	$6,607

Envelopes, Forms and Labels. The envelopes, forms and labels segment incurred employee separation costs of $0.4 million related to workforce reductions and asset impairment charges of $0.2 million related to equipment taken out of service in connection with the Company’s cost savings programs.

Commercial Printing. The commercial printing segment closed plants in Houston, Texas and Indianapolis, Indiana during the third quarter of 2007. As a result of these closures, the segment recorded employee separation costs of $1.2 million related to workforce reductions, asset impairment charges of $3.0 million related to equipment taken out of service, lease termination expenses of $0.4 million and building clean-up and other expenses of $1.1 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring and Impairment Charges (Continued)

Nine Months Ended September 30, 2007

Restructuring and impairment charges for the nine months ended September 30, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,790	$2,163	$188	$4,141
Asset impairments, net of gain on sale	(341)	3,041	—	2,700
Equipment moving expenses	761	140	—	901
Lease termination expenses	79	163	88	330
Building clean-up and other expenses	335	2,415	88	2,838
Total restructuring and impairment charges	$2,624	$7,922	$364	$10,910

Envelopes, Forms and Labels. The envelopes, forms and labels segment incurred employee separation costs of $1.8 million related to workforce reductions, asset impairment charges related to equipment taken out of service, net of gain on sale, of $(0.3) million, equipment moving expenses of $0.8 million for the redeployment of equipment, lease termination expenses of $0.1 million and building clean-up and other expenses of $0.3 million related to locations that were closed in 2006.

Commercial Printing. As a result of plant closures in 2007, the commercial printing segment incurred employee separation costs of $2.2 million related to workforce reductions, asset impairment charges of $3.0 million related to equipment taken out of service, equipment moving expenses of $0.1 million, lease termination expenses of $0.2 million and building clean-up and other expenses of $2.4 million.

Three Months Ended September 30, 2006

Restructuring and impairment charges for the three months ended September 30, 2006 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$955	$1,430	$99	$2,484
Asset impairments, net of gain on sale	(1,665)	703	—	(962)
Equipment moving expenses	1,216	244	—	1,460
Lease termination (income) expense	—	(156)	33	(123)
Building clean-up and other expenses	498	1,445	(100)	1,843
Total restructuring and impairment charges	$1,004	$3,666	$32	$4,702

Envelopes, Forms and Labels. The envelopes, forms and labels segment incurred employee separation costs of $1.0 million related to workforce reductions, asset impairment charges related to equipment taken out of service, net of gain on sale, of $(1.7) million, equipment moving expenses of $1.2 million for the redeployment of equipment and building clean-up and other expenses of $0.5 million related to the four locations that were closed in the second quarter of 2006 and from cost savings initiatives at other locations.

Commercial Printing. In connection with five plant closures during the first nine months of 2006 and from cost savings initiatives at other locations, the commercial print segment incurred employee

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring and Impairment Charges (Continued)

separation costs of $1.4 million related to workforce reductions, asset impairment charges of $0.7 million for equipment taken out of service, equipment moving expenses of $0.2 million for the redeployment of equipment, lease termination income of $(0.2) million and $1.4 million of building clean-up and other expenses.

Nine Months Ended September 30, 2006

Restructuring and impairment charges for the nine months ended September 30, 2006 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$5,897	$11,042	$1,201	$18,140
Asset impairments, net of gain on sale	2,215	1,259	—	3,474
Equipment moving expenses	3,823	1,304	—	5,127
Lease termination expenses	2,032	1,725	(306)	3,451
Building clean-up and other expenses	1,035	4,263	(100)	5,198
Total restructuring and impairment charges	$15,002	$19,593	$795	$35,390

Envelopes, Forms and Labels. The envelopes, forms and labels segment closed six manufacturing plants and an office location during the first nine months of 2006. As a result of these closures, locations closed in the fourth quarter of 2005 and cost savings initiatives at other locations, the segment recorded employee separation costs of $5.9 million related to workforce reductions, asset impairment charges related to equipment taken out of service of $2.2 million, net of the gain on sale of a facility of $1.9 million, and equipment moving expenses of $3.8 million. In addition, the segment recorded lease termination expenses of $2.0 million, representing the net present value of costs that are not expected to be recovered over the remaining terms of three leased facilities no longer in use, and building clean-up and other expenses of $1.0 million.

Commercial Printing. In connection with the commercial printing segment’s five plant closures during the first nine months of 2006, locations closed in the fourth quarter of 2005 and cost savings initiatives at other locations, the segment recorded employee separation costs of $11.0 million related to workforce reductions, asset impairment charges of $1.3 million related to equipment taken out of service, equipment moving expenses of $1.3 million, lease termination expenses of $1.7 million representing the net present value of costs that are not expected to be recovered over the remaining terms of leased facilities no longer in use and building clean-up and other expenses of $4.3 million.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring and Impairment Charges (Continued)

A summary of the activity charged to the restructuring liabilities as a result of the 2005 cost savings and restructuring plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 31, 2006	$5,541	$1,427	$642	$7,610
Accruals, net	330	4,141	—	4,471
Payments	(1,477)	(4,095)	(282)	(5,854)
Balance at September 30, 2007	$4,394	$1,473	$360	$6,227

11. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Pension Plans Three Months Ended September 30,		Postretirement Plans Three Months Ended September 30,
	2007	2006	2007
Service cost	$119	$42	$—
Interest cost	2,679	317	39
Expected return on plan assets	(2,584)	(176)	—
Net amortization and deferral	5	69	—
Contributions to multi-employer plans	—	—	—
Net periodic pension expense	$219	$252	$39

	Pension Plans Nine Months Ended September 30,		Postretirement Plans Nine Months Ended September 30,
	2007	2006	2007
Service cost	$300	$126	$—
Interest cost	6,335	909	88
Expected return on plan assets	(5,954)	(528)	—
Net amortization and deferral	56	207	—
Contributions to multi-employer plans	389	—	—
Net periodic pension expense	$1,126	$714	$88

For the nine months ended September 30, 2007, the Company made contributions of $8.6 million to its pension plans and postretirement plans. The Company expects to contribute $0.3 million to its pension plans and postretirement plans for the remainder of 2007.

Cadmus Pension and Other Postretirement Plans

In connection with the acquisition of Cadmus, the Company assumed certain defined benefit pension plans, including participation in one multi-employer retirement plan that provides defined benefits to associates covered by two collective bargaining agreements. The Company also assumed certain nonqualified, nonfunded supplemental pension plans for certain key executives. For these supplemental plans, the Company maintains certain life insurance policies on former key executives, which are intended to defray costs and obligations under such plans. All such defined benefit plans provide benefit payments using formulas based on an associate’s compensation and length of service, or stated amounts for each year of service. Prior to the Company’s acquisition of Cadmus, the benefits

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Pension Plans  (Continued)

under the Cadmus pension plans, except for one plan, were frozen to mitigate the volatility in pension expense and required cash contributions expected in future years. The Cadmus pension plans were under-funded by approximately $34.1 million as of the acquisition date (Note 3).

Cadmus also maintained separate postretirement benefit plans (medical and life insurance) for certain of its former associates. Certain Cadmus associates are eligible for retiree medical coverage for themselves and their spouses if they retire on or after reaching age 55 with ten or more years of service. Benefits differ depending upon the date of retirement. The Cadmus postretirement plans were under-funded by approximately $2.7 million as of the acquisition date (Note 3).

12. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$3,032	$11,616	$24,498	$90,723
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	6,004
Unrealized losses on cash flow hedges	(8,890)	(3,373)	(4,960)	(3,598)
Currency translation adjustment	2,318	(198)	31	(15,060)
Comprehensive income (loss)	$(3,540)	$8,045	$19,569	$78,069

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

13. Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. The only Company securities as of September 30, 2007 that could dilute basic income per share for periods subsequent to September 30, 2007 are: (1) outstanding stock options, which are exercisable into 3,993,855 shares of the Company’s common stock and (2) 1,295,000 shares of restricted stock and RSUs.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Income (Loss) per Share (Continued)

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$3,842	$9,290	$9,356	$(45,360)
Income (loss) from discontinued operations, net of taxes	(810)	2,326	15,142	136,083
Net income	$3,032	$11,616	$24,498	$90,723

Denominator weighted average common shares outstanding:
Basic shares	53,572	53,342	53,545	53,237
Dilutive effect of stock options and RSUs	959	847	1,069	—
Diluted shares	54,531	54,189	54,614	53,237

Income (loss) per share - basic:
Continuing operations	$0.07	$0.18	$0.18	$(0.85)
Discontinued operations	(0.01)	0.04	0.28	2.55
Net income	$0.06	$0.22	$0.46	$1.70

Income (loss) per share - diluted:
Continuing operations	$0.07	$0.17	$0.17	$(0.85)
Discontinued operations	(0.01)	0.04	0.28	2.55
Net income	$0.06	$0.21	$0.45	$1.70

14. Segment Information

The Company operates in two segments: the envelope, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing, printing and fulfillment of: (1) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (2) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (3) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains.  The commercial printing segment provides print, design, content management, fulfillment and distribution offerings, including: (1) high-end printed materials, which includes a wide range of premium products for major national and regional customers; (2) general commercial printing products for regional and local customers; (3) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (4) specialty packaging and high quality promotional materials for multinational consumer products companies.

Operating income of each segment includes all costs and expenses directly relating to the segment’s operations. Corporate expenses include general and administrative expenses (Note 2).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007	2006

Net sales:
Envelopes, forms and labels	$222,671		$198,804	$647,074	$578,559
Commercial printing	327,930		185,064	815,201	548,490
Total	$550,601		$383,868	$1,462,275	$1,127,049
		38		85,1
Operating income (loss):
Envelopes, forms and labels	$32,560		$25,774	$85,091	$59,525
Commercial printing	7,605		6,583	31,189	789
Corporate	(10,119)		(7,329)	(28,000)	(19,746)
Total	$30,046		$25,028	$88,280	$40,568

Restructuring and impairment charges:
Envelopes, forms and labels	$4,134		$1,004	$9,808	$15,002
Commercial printing	15,996		3,666	21,922	19,593
Corporate	182		32	364	795
Total	$20,312		$4,702	$32,094	$35,390
	150
Net sales by product line:
Envelopes	$149,203		$145,463	$429,737	$434,306
Commercial printing	231,792		184,319	595,316	546,423
Journals and periodicals	95,762		—	218,150	—
Labels and business forms	73,844		54,086	219,072	146,320
Total	$550,601		$383,868	$1,462,275	$1,127,049
Intercompany sales:
Envelopes, forms and labels to commercial printing	$2,779		$3,067	$8,196	$9,462
Commercial printing to envelopes, forms and labels	755		3,219	6,045	11,117
Total	$3,534		$6,286	$14,241	$20,579

	September 30, 2007	December 31, 2006

Identifiable assets:
Envelopes, forms and labels	$827,494		$496,379
Commercial printing	1,129,189		393,954
Corporate	69,104		111,617
Total	$2,025,787		$1,001,950

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Item 7 of our 2006 Annual Report on Form 10-K, which we refer to as our Form 10-K, describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2007. During the first quarter of 2007, we acquired PC Ink Corp., which we refer to as Printegra, and Cadmus Communications Corporation, which we refer to as Cadmus. During the third quarter of 2007, we acquired Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Commercial Envelope Manufacturing Co., Inc., which we refer to as Commercial Envelope. See “Acquisitions” and “Long-Term Debt” below.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of terminology such as “may,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” and similar expressions, or as other statements that do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual results to differ materially from what is expressed or forecasted in these forward-looking statements. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements. Such statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Overview

We are a leading provider of print and visual communications and are currently the third largest diversified printing company in North America.

Acquisitions. On February 12, 2007, we acquired Printegra, a leading producer of printed business communication documents, labels and envelopes regularly used by small and large businesses. With the acquisition of Printegra, we have expanded our product offerings to our existing base of customers to include short-run documents, labels and envelope products. Additionally, Printegra’s customer base is now able to access our broad offering of products. Printegra’s results of operations are included within our envelopes, forms and labels segment results since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included herein.

On March 7, 2007, we acquired Cadmus, one of the world’s largest providers of content management and printing to scientific, technical and medical journal publishers; one of the largest periodicals printers in North America and a leading provider of specialty packaging and promotional printing. This acquisition is resulting in significant economies of scale from our increased volume of business that enables us to purchase raw materials, primarily paper, ink and other supplies, on more favorable terms and helps ensure better availability of these materials in tight markets. The results of operations of Cadmus are included within our commercial printing segment results since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included herein.

We acquired ColorGraphics on July 9, 2007. ColorGraphics produces printed annual reports, booklets, brochures, advertising inserts, direct mail and other corporate communication materials. ColorGraphics’ four strategically-located commercial printing facilities on the West Coast of the United States are being integrated with our existing West Coast operations to form what we believe is the premier West Coast commercial printer. ColorGraphics’ results of operations from July 1, 2007 are included within our commercial printing segment results. See Note 3 to the condensed consolidated financial statements included herein.

On August 30, 2007, we acquired Commercial Envelope, one of the largest envelope manufacturers in the United States. Commercial Envelope operates five strategically-located manufacturing facilities, which produces over 45 million envelopes per day.  The acquisition of Commercial Envelope has increased our market share in the U.S. envelope market and is creating operating efficiencies as we integrate our envelope operations.  Commercial Envelope’s results of operations are included within our envelopes, forms and labels business since the date of acquisition. See Note 3 to the condensed consolidated financial statements included herein.

Business Segments. We operate our businesses in two complementary reportable segments: envelopes, forms and labels and commercial printing. Our broad portfolio of product offerings is provided through a network of over 70 production, fulfillment and distribution facilities, which we refer to as manufacturing facilities, primarily throughout North America.

Envelopes, Forms and Labels. Our envelopes, forms and labels segment specializes in the design, manufacturing, printing and fulfillment of: (1) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (2) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (3) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains.

Commercial Printing. Our commercial printing segment provides print, design, content management, fulfillment and distribution offerings, including: (1) high-end printed materials, which includes a wide range of premium products for major national and regional customers; (2) general commercial printing products for regional and local customers; (3) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (4) specialty packaging and high quality promotional materials for multinational consumer products companies.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for the three and nine month periods ended September 30,

2007, followed by a discussion of the results of each of our business segments for the same period. Our results for the three and nine month periods ended September 30, 2007 include the operating results of Printegra, Cadmus, ColorGraphics and Commercial Envelope, which we refer to as the 2007 Acquisitions, subsequent to their respective acquisition dates, except for ColorGraphics which is included in our operating results from July 1, 2007. Since Commercial Envelope’s results are not included for the full quarter ended September 30, 2007 and the 2007 Acquisitions results are not included for a full nine month period in 2007, we expect that our net sales and operating income in future quarters and next year will increase. See Note 3 to the condensed consolidated financial statements included herein.

Beginning in the fourth quarter of 2006, the financial results of Supremex Inc., and certain other assets, which we refer to as Supremex, have been accounted for as a discontinued operation, resulting in our historical condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations. On March 13, 2007, we completed the sale of our remaining 28.6% economic and voting interest in the Supremex Income Fund, which we refer to as the Fund. See Note 4 to the condensed consolidated financial statements included herein.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Division net sales excludes sales of divested operations. Our fiscal quarters end on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The financial statements and other financial information in this report are presented using a calendar convention. The reporting periods, which consist of 13 weeks ended on September 29, 2007 and September 30, 2006, are reported as ending on September 30, 2007 and 2006, respectively, since the effect of a reporting period not ending on these dates is not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Division net sales	$550,601	$382,470	$1,462,275	$1,118,499
Divested operations	—	1,398	—	8,550
Net sales	$550,601	$383,868	$1,462,275	$1,127,049
Operating income (expense):
Envelopes, forms and labels	$32,560	$25,774	$85,091	$59,525
Commercial printing	7,605	6,583	31,189	789
Corporate	(10,119)	(7,329)	(28,000)	(19,746)
Total operating income	30,046	25,028	88,280	40,568
(Gain) loss on sale of non-strategic businesses	(189)	—	(189)	1,849
Interest expense, net	25,283	13,939	63,091	47,013
Loss on early extinguishment of debt	51	—	9,256	32,744
Other (income) expense, net	899	102	2,068	(382)
Income (loss) from continuing operations before income taxes	4,002	10,987	14,054	(40,656)
Income tax expense	160	1,697	4,698	4,704
Income (loss) from continuing operations	3,842	9,290	9,356	(45,360)
Income (loss) from discontinued operations, net of taxes	(810)	2,326	15,142	136,083
Net income	$3,032	$11,616	$24,498	$90,723
Income (loss) per share - basic:
Continuing operations	$0.07	$0.18	$0.18	$(0.85)
Discontinued operations	(0.01)	0.04	0.28	2.55
Net income	$0.06	$0.22	$0.46	$1.70
Income (loss) per share - diluted:
Continuing operations	$0.07	$0.17	$0.17	$(0.85)
Discontinued operations	(0.01)	0.04	0.28	2.55
Net income	$0.06	$0.21	$0.45	$1.70

Net Sales

Net sales increased $166.7 million in the third quarter of 2007, as compared to the third quarter of 2006. This increase was primarily due to the $195.5 million of sales generated by the 2007 Acquisitions in the third quarter of 2007, which includes the impact of sales changes for work transitioned primarily from the two plants that we closed as a result of the ColorGraphics acquisition, with no corresponding amounts in the third quarter of 2006. This increase was offset in part by lower sales from our envelopes, forms and labels segment of $13.1 million and from $15.6 million of lower sales from our commercial printing segment. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales for the nine months ended September 30, 2007 increased $335.2 million, as compared to the nine months ended September 30, 2006. This increase was primarily due to the $406.0 million of sales generated by the 2007 Acquisitions in the first nine months of 2007, with no corresponding amounts in the first nine months of 2006 and the additional sales generated by Rx Label Technology Corporation, which we refer to as Rx, in 2007, since it was not included in our results for a full nine month period in 2006.  This increase was offset in part by lower sales from our commercial printing segment of $42.0 million and lower sales from our envelopes, forms and labels segment of $28.8 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $5.0 million in the third quarter of 2007, as compared to the third quarter of 2006. This increase was primarily due to $13.6 million of operating income generated by the 2007 Acquisitions in the third quarter of 2007 and their integration into our operations, with no corresponding amounts in the third quarter of 2006, and $9.8 million of increased operating income primarily resulting from our cost savings initiatives. These increases were partially offset by increased restructuring and impairment charges of $15.6 million primarily related to the integration of the 2007 Acquisitions and plant closures. See Segment Operations below for a more detailed discussion of the primary factors for our changes in operating income by reportable segment.

Operating income for the nine months ended September 30, 2007 increased $47.7 million, as compared to the nine months ended September 30, 2006. This increase was primarily due to $27.6 million of operating income generated by the 2007 Acquisitions in the nine months ended of 2007 with no corresponding amounts in the first nine months of 2006, and the additional operating income generated by Rx since it was not included in our results for a full nine month period in 2006, $25.1 million of increased operating income primarily resulting from our cost savings initiatives. See Segment Operations below for a more detailed discussion of the primary factors for our changes in operating income by reportable segment.

Loss on Sale of Non-Strategic Businesses. During the nine months ended September 30, 2006, we sold two small non-strategic commercial printing businesses and recorded a $1.8 million loss on sale.

Interest Expense, Net. Interest expense increased $11.3 million to $25.3 million in the third quarter of 2007, as compared to $13.9 million in the third quarter of 2006, primarily due to the additional debt we incurred to finance the 2007 Acquisitions. This increase was offset in part by lower interest expense resulting from reduced interest rates from amending and refinancing our senior credit facilities in March 2007. Interest expense in the third quarter of 2007 reflects average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.5%, as compared to average outstanding debt of $706.5 million and a weighted average interest rate of 7.7% in the third quarter of 2006.

Interest expense increased $16.1 million to $63.1 million during the first nine months of 2007, as compared to $47.0 million in the first nine months of 2006, primarily due to the additional debt we incurred to finance the 2007 Acquisitions. This increase was offset in part by lower interest expense resulting from reduced interest rates amending and refinancing our senior credit facilities in March 2007.  Interest expense in the first nine months of 2007 reflects average outstanding debt of $1.1 billion and a weighted average interest rate of 7.5%, compared to the average outstanding debt of $733.7 million and a weighted average interest rate of 8.3% during the first nine months of 2006.

We expect higher interest expense for the remainder of 2007 due to our increased debt level resulting from the 2007 Acquisitions. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

Loss on Early Extinguishment of Debt.  In May 2007, we retired our remaining 9⅝% Senior Notes due 2012, which we refer to as the 9⅝% Senior Notes, and incurred a loss on early extinguishment of debt of approximately $0.5 million. On March 7, 2007, in connection with the Cadmus acquisition and the refinancing of our existing $525 million senior secured credit facilities, which we refer to as the Amended Credit Facilities, we incurred a loss on early extinguishment of debt of approximately $8.4 million. In addition, as a result of the tender offer for and repayment on March 19, 2007 of $20.9 million of Cadmus’ 8⅜% Senior Subordinated Notes due 2014, which we refer to as the 8⅜% Notes, we recorded a loss on early extinguishment of debt of approximately $0.3 million. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

In June 2006, we incurred a $32.7 million loss on early extinguishment of debt related to our debt refinancing. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Income tax expense for U.S. operations	$376	$1,680	$4,217	$4,638
Income tax expense for foreign operations	(216)	17	481	66
Income tax expense	$160	$1,697	$4,698	$4,704
Effective income tax rate	4.0%	15.4%	33.4%	(11.6)%

In the third quarter of 2007 and 2006, we had income tax expense of $0.2 million and $1.7 million, respectively, which primarily relates to taxes on our domestic operations. Our effective tax rate in the third quarter of 2007, was lower than the statutory rate, primarily due to the decrease in income tax expense resulting from the finalization of our 2006 income tax returns.

In each of the nine month periods ended September 30, 2007 and 2006, we had income tax expense of $4.7 million which primarily relates to taxes on our domestic operations.  Our effective tax rate in the nine months ended September 30, 2007, was lower than the statutory rate primarily due to the decrease in income tax expense resulting from the finalization of our 2006 income tax returns.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against deferred tax assets to the extent recoverability does not satisfy the more likely than not recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of September 30, 2007, the total valuation allowance on our net U.S. deferred tax assets was approximately $63.2 million.

Income (Loss) from Discontinued Operations, Net of Taxes. Income from discontinued operations for the nine months ended September 30, 2007, includes the $16.0 million gain on sale of our remaining interest in the Fund on March 13, 2007 and equity income related to our retained interest in the Fund from January 1, 2007 through March 13, 2007. Income from discontinued operations for the quarter ended September 30, 2006 includes equity income pertaining to our retained interest in the Fund. Discontinued operations for the nine months ended September 30, 2006 primarily represents the revenues and expenses of Supremex and certain other assets sold to the Fund on March 31, 2006 and does not include an allocation of interest expense on our debt.  The 2006 nine month results include the gain on the sale of Supremex and certain other assets of $126.4 million. In 2006, the results of discontinued operations are for the period from January 1, 2006 to March 31, 2006, the date of the sale, and include equity income from April 1, 2006 through September 30, 2006 pertaining to our retained interest. See Note 4 to the condensed consolidated financial statements included herein.

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

Restructuring and Impairment Charges. We continue to execute on our cost savings and restructuring plan initiated in 2005, including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of information technology infrastructure. In addition, we are implementing cost savings and integration initiatives related to the 2007 Acquisitions and anticipate substantially completing the integration of those operations by early 2008. See Note 10 to the condensed consolidated financial statements included herein. As of September 30, 2007, our total restructuring liability was $20.0 million.

During the three months ended September 30, 2007, we incurred $20.3 million of restructuring and impairment charges, which included $4.5 million of employee separation costs, $7.0 million of asset impairment charges, equipment moving expenses of $1.1 million, lease termination expenses of $5.2 million, and other exit costs of $2.5 million. During the nine months ended September 30, 2007, we incurred $32.2 million of restructuring and impairment charges, which included $8.5 million of employee separation costs, $10.3 million of asset impairment charges, net, equipment moving expenses of $2.2 million, a pension withdrawal liability of $1.8 million, lease termination expenses of $5.1 million, and other exit costs of $4.3 million. We anticipate additional restructuring and impairment charges in the fourth quarter of 2007.

During the three months ended September 30, 2006, we incurred $4.7 million of restructuring and impairment charges, which included $2.5 million of employee separation costs, $1.0 million of income related to asset impairments primarily resulting from the gain on sale of a facility of $1.9 million, equipment moving expenses of $1.5 million, and other exit costs of $1.7 million. During the nine months ended September 30, 2006, we incurred $35.4 million of restructuring and impairment charges, which included $18.1 million of employee separation costs, $3.5 million of asset impairments net of the gain on sale of a facility of $1.9 million, equipment moving expenses of $5.1 million, lease termination expenses of $3.5 million and other exit costs of $5.2 million.

Envelopes, Forms and Labels

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Segment net sales	$222,671	$198,804	$647,074	$578,559
Segment operating income	$32,560	$25,774	$85,091	$59,525
Operating income margin	14.6%	13.0%	13.2%	10.3%
Restructuring and impairment charges	$4,134	$1,004	$9,808	$15,002

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $23.9 million, or 12.0%, in the third quarter of 2007, as compared to the same period in 2006. This increase was primarily due to the $37.0 million of sales generated by Commercial Envelope and Printegra in 2007, with no corresponding amounts in the third quarter of 2006. This increase was offset in part by: (1) lower sales volume of approximately $7.0 million primarily from our envelope operations due to the reorganization and closing of operations and the retirement of older less efficient assets to maximize profitability, a decline in the overall market due in part to the U.S. Postal Service’s rate increases in the middle of the second quarter of 2007, the closure of a forms plant in connection with the integration of Printegra’s operations, and an overall decline in traditional documents business, mainly as a result of customers’ improved ability to print high quality documents on their own, offset in part by higher sales volume from the office product retail superstore market due to a shift toward generic products from custom products and (2) lower pricing and product mix of approximately $6.1 million, primarily from the office product retail superstore market due to a shift toward generic products from custom products.

Segment net sales for our envelopes, forms and labels segment increased $68.5 million, or 11.8%, in the first nine months of 2007, as compared to the same period in 2006. This increase was primarily due to $97.3 million of sales generated by Commercial Envelope and Printegra in 2007, with no corresponding amounts in the first nine months of 2006 and additional sales generated by Rx, which was not included in our results for a full nine month period in 2006. This increase was offset in part by: (1) lower sales volume of approximately $21.2 million, primarily from our envelope operations due to the reorganization and closing of operations and the retirement of less efficient assets to maximize profitability,  a decline in the overall market  due in part to the U.S. Postal Service’s rate increases in the middle of the second quarter of 2007, the closure of a forms plant in connection with the integration of Printegra’s operations, and an overall decline in the traditional documents business, mainly as a result of customers’ improved ability to print high quality documents on their own, offset in part by higher sales volume from the office product retail superstore market due to a shift toward generic products from custom products, and (2) lower pricing and product mix of approximately $7.6 million, primarily from our envelope operations and the office product retail superstore market due to a shift toward generic products, offset in part by improvement in the product mix from our documents operation to higher value added products.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $6.8 million, or 26.3%, in the third quarter of 2007, as compared to 2006. This increase was primarily due to $4.0 million of operating income generated by Commercial Envelope and Printegra in 2007, with no corresponding amounts in the third quarter of 2006, a $4.0 million increase in gross margin and reduced selling, general and administrative expenses of $1.9 million from plant consolidations and other cost reduction programs. These increases were partially offset by increased restructuring and impairment charges of $3.1 million primarily due to the costs of two plant closures during 2007 resulting from the integration of the Commercial Envelope and Printegra acquisitions.

Segment operating income for our envelopes, forms and labels segment increased $25.6 million, or 43.0%, in the first nine months of 2007, as compared to 2006. This increase was primarily due to $10.6 million of operating income generated by Commercial Envelope and Printegra in 2007, with no corresponding amounts in the first nine months of 2006 and additional operating income generated by Rx since it was not included in our results for a full nine month period in 2006, reduced selling, general and administrative expenses of  $9.1 million and increased gross margins of $0.7 million from plant consolidations and other cost reduction programs and reduced restructuring and impairment charges of $5.2 million.

Commercial Printing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Segment net sales	$327,930	$185,064	$815,201	$548,490
Divested operations	—	(1,398)	—	(8,550)
Division net sales	$327,930	$183,666	$815,201	$539,940
Segment operating income	$7,605	$6,583	$31,189	$789
Operating income margin	2.3%	3.6%	3.8%	0.1%
Restructuring and impairment charges	$15,996	$3,666	$21,922	$19,593
Operating income (loss) from divested operations	$—	$53	$—	$(1,316)

Division Net Sales

Division net sales for our commercial printing segment increased $144.3 million, or 78.5%, in the third quarter of 2007, as compared to 2006. This increase was primarily due to the $158.5 million of sales generated by ColorGraphics and Cadmus in 2007, including the impact of sales changes for work transitioned primarily from two plants that we closed as a result of the ColorGraphics acquisition, with no corresponding amounts in the third quarter of 2006. This increase was offset by the impact of closed plants in 2007 and 2006 of approximately $7.4 million and lower sales due to pricing and product mix, partially offset by increased sales volume, paper price increases and foreign currency fluctuations.

Division net sales for our commercial print segment increased $275.3 million, or 51.0%, in the first nine months of 2007, as compared to 2006. This increase was primarily due to the $308.7 million of sales generated by ColorGraphics and Cadmus in 2007, including the impact of sales changes for work transitioned primarily from two plants that we closed as a result of the ColorGraphics acquisition, with no corresponding amounts in the first nine months of 2006. This increase was offset by the impact of closed plants in 2007 and 2006 of approximately $26.6 million and lower sales due to pricing and product mix and lower sales volume, partially offset by paper price increases and foreign currency fluctuations.

Segment Operating Income

Segment operating income for our commercial printing segment increased $1.0 million, or 15.5%, in the third quarter of 2007, as compared to 2006. This increase was primarily due to $9.6 million of operating income generated by ColorGraphics and Cadmus during 2007, with no corresponding amounts in 2006 and improved gross margins of approximately $2.0 million and reduced selling, general and administrative expenses of approximately $1.7 million from our cost reduction programs. These increases were offset in part by higher restructuring and impairment charges of $12.3 million, primarily from the closure of four commercial printing plants during the third quarter of 2007, substantially due to the integration of the ColorGraphics and Cadmus acquisitions.

Segment operating income for our commercial printing segment increased $30.4 million, or 3,853% in the first nine months of 2007, as compared to the same period in 2006. This increase was primarily due to: (1) $17.0 million of operating income generated by ColorGraphics and Cadmus during 2007, with no corresponding amounts in 2006, (2) improved gross margins of approximately $7.3 million and reduced selling, general and administrative expenses of $4.6 million from our cost reduction programs at our ongoing operations, and (3) reduced costs of approximately $3.8 million from plants we closed or divested in 2006.  These increases were partially offset by increased restructuring and impairment charges of $2.3 million.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, primarily due to increased compensation expense, including the expense recorded under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and the increased cost of certain back-office functions due in part to our recent acquisitions. See Note 2 to the condensed consolidated financial statements included herein.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Continuing Operating Activities. Net cash provided by continuing operating activities was $60.0 million in the first nine months of 2007, which was primarily due to net income adjusted for non-cash items of $100.1 million, offset in part by an increase in our working capital of $35.2 million. The increase in our working capital primarily resulted from an increase in inventories primarily due to the timing of work performed for our customers, an increase in receivables primarily due to the timing of collections and a decrease in amounts owed to customers primarily due to the timing of payments, partially offset by the timing of interest payments on our debt.

Net cash used in continuing operating activities was $16.5 million in the first nine months of 2006, which was primarily due to an increase in our working capital of $44.3 million, offset in part by net income adjusted for non-cash items of $33.6 million. The increase in our working capital primarily resulted from the timing of payments to our vendors.

Net Cash Provided by Discontinued Operating Activities. Represents the net cash provided from the cash dividends received from the Fund and the operations of Supremex through March 31, 2006.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $577.2 million in the first nine months of 2007, primarily resulting from the $627.1 million cost of the 2007 Acquisitions and capital expenditures of $25.2 million, offset in part by $73.6 million of cash proceeds from the sale of our remaining interest in the Fund.

Net cash provided by investing activities was $148.7 million in the first nine months of 2006, primarily resulting from the cash proceeds of $211.5 million from the sale of our majority interest in Supremex, offset in part by the $49.4 million acquisition cost of Rx and capital expenditures of $15.7 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $516.8 million in the first nine months of 2007, primarily due to our debt-financed acquisitions of Cadmus, ColorGraphics and Commercial Envelope and our refinancing (see Long-Term Debt below) using proceeds from our Term Loans of $720.0 million, a $175.0 million Senior Unsecured Loan and net borrowings under our Revolving Credit Facility of $92.5 million, offset in part by the repayment of: (i) our Term Loan B of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, (iii) $20.9 million of our 8⅜% Notes, (iv) $10.5 million of our 9⅝% Senior Notes, (v) $3.1 million of Term Loans, and (vi) $27.0 million of other long-term debt and $8.0 million of payments of refinancing fees, redemption premiums and expenses on the extinguishment of debt and $5.9 million of debt issuance cost payments in connection with our debt refinancing and the issuance of debt.

Net cash used in financing activities was $138.8 million in the first nine months of 2006, primarily resulting from (i) the repayment of $123.9 million of our senior secured credit facility and other debt of $12.1 million with proceeds from the sale of Supremex and other assets, (ii) the repayment of $339.5 million of our 9⅝% Senior Notes and the payment of $26.1 million of redemption premiums and expenses and $3.8 million of debt issuance costs in connection with our debt refinancing, which were offset in part by the proceeds from the issuance of our Term Loans of $325.0 million and (iii) net borrowings under our Revolving Credit Facility of $40.0 million, which was used to fund our acquisition of Rx.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.47 billion at September 30, 2007, an increase of $790.1 million from December 31, 2006. This increase was primarily due to the debt-financed 2007 Acquisitions. As of September 30, 2007, approximately 67% of our outstanding debt was subject to fixed interest rates. See the remainder of this Long-Term Debt section below and Notes 3 and 9 to the condensed consolidated financial statements included herein.

Senior Unsecured Loan

On August 30, 2007, we borrowed $175.0 million under a new eight-year unsecured term loan facility, which we refer to as the Senior Unsecured Loan, with a group of lenders. Proceeds from the Senior Unsecured Loan along with borrowings from the $200.0 million six-year revolving credit facility, which we refer to as the Revolving Credit Facility, and available cash were used to fund the acquisition of Commercial Envelope, including retiring certain acquired debt, and to pay certain fees and expenses incurred in connection with the acquisition. The Senior Unsecured Loan has a floating interest rate based on LIBOR plus 4.5%, which was 9.6% on September 30, 2007.  The interest rate increases 0.5% quarterly beginning January 2008 up to a maximum interest rate of 11.5%. The Senior Unsecured Loan provides for the conversion by the lenders into senior or senior subordinated exchange notes, which we refer to as the Exchange Notes, similar to the existing indenture relating to the Company’s

$320.0 million 7⅞% Senior Subordinated Notes due 2013, which we refer to as the 7⅞% Notes, or a substantially similar indenture.  If the Senior Unsecured Loan is converted, the Exchange Notes will bear a fixed rate of interest based on market conditions at the time of conversion.  The Senior Unsecured Loan contains covenants, representations, and warranties substantially similar to our existing $925.0 million senior secured credit facilities, which we refer to as the Amended Credit Facilities, and includes provisions for an underwriting/purchase agreement and a registration rights agreement relating to the resale of the Exchange Notes.

Term Loans

On July 9, 2007, we increased our then outstanding balance of our seven-year term loan facility due 2013, which we refer to as the Term Loan C, and the delayed-draw term loan facility (collectively with the Term Loan C, which we refer to as the Term Loans), that are part of the Amended Credit Facilities by borrowing an incremental $100.0 million on the existing financial terms and financial covenants.  Proceeds from this borrowing along with available cash were used to fund the acquisition of ColorGraphics, including retiring certain acquired debt, and to pay certain fees and expenses incurred in connection with the acquisition.

2007 Debt Amendment and Refinancing

On March 7, 2007, in connection with the Cadmus acquisition, we amended and refinanced our $525.0 million senior secured credit facilities, which we refer to as the Credit Facilities. The Credit Facilities, established in September 2006, were comprised of the Revolving Credit Facility, and a $325.0 million seven-year term loan facility, which we refer to as the Term Loan B. The Credit Facilities were amended by increasing the overall borrowing availability from $525.0 million to $925.0 million to create the Amended Credit Facilities, allowing us to: (1) retire the Term Loan B, (2) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and a $600.0 million, Term Loan C, and (3) retire any and/or all of the Cadmus 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes,  tendered to us using a $125.0 million delayed-draw term loan facility. Several of the customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of our assets.

Interest Rate Swaps

In March and July 2007, we entered into interest rate swap agreements to hedge interest rate exposure of an additional $125.0 million and $200.0 million, respectively, notional amounts of floating rate debt, increasing our total hedge of our interest rate exposure of notional floating rate debt to $545.0 million. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly.  Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on our condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of September 30, 2007, we do not anticipate reclassifying any ineffectiveness into our results of operations for the next twelve months.

Cadmus Debt

On March 5, 2007, we commenced a cash tender offer and consent solicitation, which we refer to as the Cadmus Tender Offer, for any and all of the outstanding 8⅜% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8⅜% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8⅜% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014. In connection with the acquisition of Cadmus, we recorded a $2.8 million increase to the value of the 8⅜% Notes to record them at their fair value, which is being amortized over the life of the 8⅜% Notes.

On March 19, 2007, we accepted for purchase and paid approximately $20.9 million for the 8⅜% Notes tendered in the Cadmus Tender Offer, using $20.0 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. The merger of Cadmus into Cenveo was a “change of control” of Cadmus under the 8⅜% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, we extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8⅜% Note tendered for a price equal to 101.0% of outstanding principal plus any accrued and unpaid interest, and waived certain consent-related conditions, which we refer to as the Change of Control Offer. On April 23, 2007, we settled payment on all 8⅜% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed-draw term loan facility under the Amended Credit Facilities.

Supplemental Indentures

We entered into supplemental indentures, dated March 7, 2007, July 9, 2007 and August 30, 2007 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. These supplemental indentures provide for, among other things, the assumption by us of the obligations of Cadmus under the 8⅜% Notes and such indenture and the addition of:  (1) other U.S. subsidiaries of ours, (2) ColorGraphics and its subsidiary and (3) Commercial Envelope and its subsidiaries as guarantors of these notes. Simultaneously, we entered into supplemental indentures, dated March 7, 2007, July 9, 2007 and August 30, 2007, to the indenture dated February 4, 2004 among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which our 7⅞% Notes were issued. These supplemental indentures provide for, among other things, the addition of: (1) the U.S. subsidiaries of Cadmus, (2) ColorGraphics and its subsidiary and (3) Commercial Envelope and its subsidiaries as guarantors of the 7⅞% Notes.

Other Debt

Other debt included approximately $37.2 million of equipment loans assumed in the acquisition of Cadmus, ColorGraphics and Commercial Envelope of which $24.0 million have variable interest rates with an average interest rate of 6.4% and $13.2 million with an average fixed rate of 4.9%, as of September 30, 2007.

9⅝% Senior Notes

On May 4, 2007, we retired the remaining $10.5 million of our 9⅝% Senior Notes due 2012 for 104.813% of the principal amount plus accrued interest, which was funded with our Revolving Credit Facility. In connection with the retirement of the 9⅝% Senior Notes, we recorded a loss on early extinguishment of debt of $0.5 million, representing premiums paid.

As of September 30, 2007, we were in compliance with all covenants under our debt agreements.

On September 30, 2007 we had outstanding letters of credit of approximately $25.4 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. We extinguished an outstanding letter of credit of approximately $0.8 million in connection with the debt we retired on April 2, 2007.

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Amended Credit Facilities	7⅞% Notes	8⅜% Notes	Last Update
Standard & Poor’s	B+	BB	B-	B-	September 2007
Moody’s	B1	Ba2	B3	B3	September 2007

The terms of our existing debt do not have any rating triggers that impact our funding. In connection with our acquisition of Commercial Envelope, and after their review of financing details related to the acquisition, the rating agencies increased the ratings of the Credit Facilities by one level. We do not believe that our current ratings will impact our ability to raise additional capital, should such funds be needed. We expect that internally generated cash flows and the financing available under our Amended Credit Facilities will be sufficient to fund our working capital needs and short-term growth; however, this cannot be assured.

Contractual Obligations. Contractual obligations disclosed in our Form 10-K increased by approximately $1.29 billion as a result of our acquisitions of Printegra, Cadmus, ColorGraphics and Commercial Envelope as follows: outstanding long-term debt approximately $787.9 million, expected future cash interest payments on the long-term debt approximately $341.1 million and additional lease commitments by approximately $83.3 million. See Notes 3 and 9 to the condensed consolidated financial statements included herein.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of September 30, 2007, we do not have any off-balance sheet arrangements.

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

In addition, several envelope market segments and certain segments of the direct mail market experience seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market related to holiday purchases.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest rate on such debt is based on the London Interbank Offered Rate or LIBOR plus a margin. At September 30, 2007, we had variable rate debt outstanding of approximately $478.9 million, for which the interest rate was not fixed through a cash flow hedge. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense and reduce our pre-tax income by approximately $4.8 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

3.1	Articles of Incorporation—incorporated by reference to Exhibit 3(i) of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1997.

3.2
Articles of Amendment to the Articles of Incorporation dated May 17, 2004—incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

3.3
Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 20, 2005—incorporated by reference to Exhibit 3.1 to registrant’s current report on Form 8-K filed April 21, 2005.

3.4	Bylaws as amended and restated effective February 22, 2007—incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K filed August 30, 2007.

4.1
Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.

4.2
Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.

4.3
Supplemental Indenture, dated as of June 21, 2006 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed June 27, 2006.

4.4
Third Supplemental Indenture, dated as of March 7, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞%

Exhibit Number	Description

Senior Subordinated Notes due 2013— incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.

4.5
Fourth Supplemental Indenture, dated as of July 9, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013— incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007.

4.6*
Fifth Supplemental Indenture, dated as of August 30, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013.

4.7
Indenture, dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9 to Cadmus Communications Corporation’s registration statement on Form S-4 filed August 24, 2004.

4.8
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

4.11
Third Supplemental Indenture, dated as of March 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.11 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.

4.12
Fourth Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007.

Exhibit Number	Description

4.13*
Fifth Supplemental Indenture, dated as of August 30, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014.

10.1
Credit Agreement Supplement, dated as of July 9, 2007, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007.

10.2*	Employment Agreement, dated as of July 11, 2007, between the registrant and Mark Hiltwein.

10.3*
Loan Agreement, dated as of August 30, 2007, among Cenveo Corporation, Cenveo, Inc., Lehman Commercial Paper Inc., as Administrative Agent, the lenders party thereto and Lehman Brothers Inc., as Sole Lead Arranger and Sole Book Manager.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on November 8, 2007.

CENVEO, INC.

By:	/s/ ROBERT G. BURTON, SR.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARK S. HILTWEIN
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)