Form 10-K
period 2007-12-31
CENVEO, INC
filed 2008-03-28
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007 Commission file number 1-12551

CENVEO, INC.
(Exact name of Registrant as specified in its charter.)
COLORADO (State or other jurisdiction of incorporation or organization)	84-1250533 (I.R.S. Employer Identification No.)

ONE CANTERBURY GREEN 201 BROAD STREET STAMFORD, CT (Address of principal executive offices)	06901 (Zip Code)
203-595-3000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,130,786,188 based on the closing sale price as reported on the New York Stock Exchange.

As of March 14, 2008 the registrant had 53,821,448 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 30, 2008.

This page intentionally left blank

 PART I

Item 1.  Business

The Company

We are one of the largest diversified printing companies in North America, according to the December 2007 Printing Impressions 400 report. Our broad portfolio of products includes envelope, form, and label manufacturing, commercial printing and packaging and publisher offerings. We operate from a global network of approximately 78 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of customers. Since late 2005, under our new management team’s leadership, we have significantly improved profitability by re-aligning our operating segments, centralizing and leveraging our purchasing spend, consolidating plants and reducing corporate and field staff. In addition, we have divested non-strategic businesses and made investments in our businesses through acquisitions of highly complementary companies and capital expenditures.  We were incorporated in Colorado in 1997 as the successor to Mail-Well, Inc., a Delaware corporation.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates approximately 38 manufacturing facilities, primarily in North America and produces approximately 39 billion envelopes annually and more than 2,400 custom labels orders per day. In 2007 we grew our envelopes, forms and labels business with the acquisition of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, and PC Ink Corp., which we refer to as Printegra. Envelopes, forms and labels had net sales of $897.7 million, $780.7 million and $767.4 million and operating income of $117.3 million, $82.8 million and $51.8 million, in 2007, 2006 and 2005, respectively. Total assets for envelopes, forms and labels were $833.3 million and $494.3 million, as of December 31, 2007 and 2006, respectively.

On August 30, 2007, we acquired all of the stock of Commercial Envelope, one of the largest envelope manufacturers in the United States.  Prior to our acquisition, Commercial Envelope had annual revenues of approximately $160.0 million.  Commercial Envelope’s facilities collectively produce over 41 million envelopes per day.  The acquisition of Commercial Envelope increased our market share in the U.S. envelope market and is creating efficiencies as we integrate our respective operations.  The total cash consideration for the acquisition, excluding assumed debt of approximately $20.3 million, was approximately $218.0 million, including approximately $3.8 million of related expenses. We financed the acquisition of Commercial Envelope with a new $175.0 million senior unsecured loan and borrowings under our existing credit facilities. See Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

On February 12, 2007, we acquired all of the stock of Printegra, a leading producer of printed business communication documents, labels and envelopes regularly used by small and large businesses.  Prior to our acquisition, Printegra had annual revenues of approximately $90.0 million.  With the acquisition of Printegra, we expanded our offerings of short-run documents, labels and envelope products.  Additionally, the acquisition facilitates access for Printegra’s historical customer base to our extensive product offerings.  The aggregate purchase price for Printegra was approximately $78.1 million, which included $0.5 million of related expenses.

Commercial Printing

Our commercial printing segment operates approximately 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia.  The segment primarily offers print, design and content management offerings covering a wide array of products for a broad group of customers. We completed two commercial printing acquisitions in 2007: Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Cadmus Communications Corporation, which we refer to as Cadmus. Commercial printing had net sales of $1.1 billion, $730.5 million and $827.4 million and operating income (loss) of $55.1 million, $13.6 million and $(30.7) million, in 2007, 2006 and 2005, respectively. Total assets for commercial printing were $1.1 billion and $394.0 million, as of December 31, 2007 and 2006, respectively.

On July 9, 2007, we acquired all of the stock of ColorGraphics, one of the largest commercial printers in the western United States.  Prior to our acquisition, ColorGraphics had annual revenues of approximately $170.0 million.  ColorGraphics produces printed annual reports, booklets, brochures, advertising inserts, direct mail and other corporate communication materials.  The total cash consideration for the ColorGraphics acquisition, excluding assumed debt of approximately $28.6 million, was approximately $71.7 million, including approximately $0.9 million of related expenses.

On March 7, 2007, we acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation. Cadmus is one of the world’s largest providers of content management and printing to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America and a leading provider of specialty packaging and promotional printing products.  Prior to our acquisition, Cadmus had annual revenues of approximately $450.0 million.  The total cash consideration for the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $249.3 million, consisting of: (1) $228.9 million in cash for all of the common stock of Cadmus, (2) payments of $18.3 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans, and (3) $2.1 million of related expenses.

See Note 19 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the operating income of our reportable segments.

Our Products and Services

Envelopes, Forms and Labels.  This segment primarily specializes in the design, manufacturing and printing of:

•	direct mail and customized envelopes for advertising, billing and remittance;
•	custom labels and specialty forms; and
•	stock envelopes, labels and business forms.

We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies.   We manufacture and print customized envelopes used as inserts within wholesale and retail product catalogs.  We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through an extensive network of resale distributors.  For our small and mid-size business forms and labels customers, we print a diverse line of custom products, including both traditional and specialty forms and labels for use with desktop PCs and laser printers.  Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications.  We produce pressure-sensitive prescription labels for the retail pharmacy chain market.  We also produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market and office products superstores.

Commercial Printing.  Our commercial printing segment provides one-stop print, design and content management offerings, including:

•	high-end color printing of a wide range of premium products for national and regional customers;
•	general commercial printing for regional and local customers;
•	scientific, technical and medical (“STM”) journals and special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	specialty packaging and high quality promotional materials for multinational consumer products companies.

Our commercial print offerings primarily include electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The commercial printing products we produce include annual reports, car brochures, direct mail products, specialty packaging, journals and specialized periodicals, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing.  Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, technology and other large multinational consumer product companies.  Our commercial printing segment primarily caters to the financial services, publishing, telecommunications, pharmaceutical, and consumer products industries.

Our Strategy

Our goals are to improve on profitability and pursue disciplined growth. The principal features of our strategy are:

Improve our Cost Structure and Profitability.  We have implemented two cost savings plans: the 2007 Cost Savings and Integration Plan, which we refer to as the 2007 Plan, and the 2005 Cost Savings and Restructuring Plan, which we refer to as the 2005 Plan. The 2007 Plan relates to activities undertaken in connection with our 2007 acquisitions of Commercial Envelope, ColorGraphics, Cadmus and Printegra, which we refer to as the 2007 Acquisitions.  Under the 2007 Plan, we closed six manufacturing facilities and integrated those operations into acquired and existing operations. The 2005 Plan, which was completed in the fourth quarter of 2007, included such actions as consolidating our purchasing activities and manufacturing platform including closing two manufacturing facilities in 2007 that were integrated into existing operations, reducing corporate and field personnel, streamlining our information technology infrastructure and eliminating discretionary spending.

We continue to implement cost-savings initiatives that will improve our profitability, both in connection with acquisitions and our ongoing operations.  We regularly assess our operations with a view toward eliminating operations that are not aligned with our core United States operations or are underperforming. For example, we divested our Canadian envelope manufacturing business, Supremex, Inc., and certain other assets through a series of transactions in 2007 and 2006.  In 2006, we sold three small and non-strategic businesses and closed three facilities that were underperforming.  We continue to evaluate the sale or closure of facilities that do not meet our strategic goals or performance targets.

Capitalize on Scale Advantages.  We believe there are significant advantages to being a large competitor in a highly fragmented industry.  We seek to capitalize on our size, geographic footprint and broad product lines to offer one-stop shopping and enhance our overall value proposition.  As we grow in scale and increase our operating leverage, we seek to realize better profit margins through improvements in manufacturing facility utilization.

Enhance the Supply Chain. We continue to work with our core suppliers to improve all aspects of our purchasing and other logistics as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors. We continue to consolidate our suppliers of key production inputs such as paper and ink, and believe that significant opportunities exist in optimizing the rest of our supply chain.

Seek Products and Processing Improvements.  We encourage regular review of our product offerings, manufacturing processes and distribution methods to ensure that we take advantage of new technology when practical and to meet the changing needs of our customers and the demands of a global economy.  We seek to enter into growth product markets in which we may have competitive advantages based on our existing infrastructure, operating expertise and customer relationships.  Pharmaceutical labels, direct mail, and specialty packaging are examples of growth areas into which we recently expanded.  By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market.

Pursue Strategic Acquisitions. We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions.  We will pursue reasonably-priced opportunities that we expect to yield greater profitability and cash flow or improved operating efficiencies, such as increased utilization of our assets.  Since July 2006, we have completed five acquisitions that we believe will continue to enhance our operating margins and deliver economies of scale.  We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities. For example, our acquisition of Commercial Envelope strengthened our position in the direct mail market and will allow us to enhance our raw material purchasing power and rationalize our manufacturing platform.  Our acquisition of Rx Technology in July 2006 gave us an entry into the pharmaceutical labels business, which has high barriers to entry, while also allowing us to cross-sell a broader product platform to new and existing customers.

Our Industry

The United States printing industry is large and highly fragmented with approximately 39,000 participants and aggregate revenues of approximately $165 billion, according to the 2006 PIA/GATF Print Market Atlas. These printing businesses operate in a broad range of sectors, including commercial printing, envelopes, forms and labels, specialty printing, trade publishing, and specialty packaging among others. The printing industry is comprised of a few large companies with sales in excess of $1 billion, several mid-sized companies with sales in excess of $100 million and thousands of smaller operations. We estimate that the ten largest North American commercial printers represent approximately 19% of the market, while we estimate that the market sectors in which we primarily compete have total annual sales of approximately $115 billion serviced by over 25,000 printing businesses.

Raw Materials

The primary materials used in our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs.  We purchase these materials from a number of key suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for our operations, though, in times of limited supply, we have occasionally experienced minor delays in delivery.  We believe that we purchase our materials and supplies at competitive prices primarily due to the size of our spend.

The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the manufacture of our products.  Industry prices for most of the raw materials we use in our business, including uncoated freesheet paper, coated freesheet paper, ink, window film, adhesives and printing plates, have increased in both 2006 and 2007, and are expected to increase again in 2008.

While we expect to continue to be able to pass on a substantial portion of the price increases we receive for raw materials through the pricing of our products, any price increase carries the risk of an offsetting decrease in demand for our products.

Patents, Trademarks and Trade Names

We market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents and trademarks expire at various times through 2023. Our sales do not materially depend upon any single patent or group of related patents.

Competition

In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as electronic mail, the Internet, interactive video disks, interactive television, electronic retailing and facsimile machines. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to: (1) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect; (2) the ability of our direct-mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service and (3) the ability of our direct mail customers to include return materials inside their mailings. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others.  In selling our printed business forms and labels products, we compete with other document and label print facilities with nationwide manufacturing locations, and regional and local printers, which typically sell within a 100- to 300-mile radius of their plants. Printed business forms and labels competition is based mainly on quick-turn customization quality of products and customer service levels.

Our commercial printing segment provides offerings designed to give customers complete solutions for communicating their messages to targeted audiences. The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Management believes that overcapacity exists in most commercial printing markets, therefore, competition is intense. In this competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. Management believes this environment will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.

Seasonality

Our commercial printing plants experience seasonal variations.  For example, revenues from annual reports are generally concentrated from February through April.  Revenues associated with consumer publications, such as holiday catalogs and automobile brochures, tend to be concentrated from July through October.  Revenues associated with the educational and scholarly market and promotional materials tend to decline in the summer.  As a result of these seasonal variations, some of our commercial printing operations operate at or near capacity at certain times throughout the year.

In addition, certain sectors of the envelope and direct mail markets experience seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year.  This seasonality is due to the increase in sales to the direct mail market due to holiday purchases.

Backlog

At December 31, 2007 and 2006, the backlog of customer orders to be produced or shipped was approximately $127.2 million and $77.8 million, respectively.

Employees

We employed approximately 10,700 people as of December 31, 2007, approximately 15% of whom were members of various local labor unions.  Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

Environmental Regulations

Our operations are subject to federal, state and local environmental laws and regulations including those relating to air emissions; waste generation, handling, management and disposal; and remediation of contaminated sites. We have implemented environmental programs designed to ensure that we operate in compliance with the applicable laws and regulations governing environmental protection. Our policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. We believe that we are in substantial compliance with applicable laws and regulations relating to environmental protection. We do not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations. However, there can be no assurance that newly discovered conditions, or new or more stringent interpretations of existing laws and regulations, will not result in material expenses.

Executive Officers

The following is a list of our executive officers and their age, present position, the year elected to their present position and other positions they have held during the past five years.  No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the 10-K filing.

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	68	Chairman and Chief Executive Officer	2005
Mark S. Hiltwein	44	Chief Financial Officer	2007
Dean Cherry	47	President, Envelope Group	2008
Timothy M. Davis	53	Senior Vice President, General Counsel & Secretary	2006
Sean S. Sullivan	40	President, Commercial Print and Packaging	2007

Robert G. Burton, Sr.  Mr. Burton, 68, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company that invests in middle market manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President and Chief Executive Officer of World Color Press, Inc., a leading commercial printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.

Mark S. Hiltwein Mr. Hiltwein, 44, has served as Cenveo’s Chief Financial Officer since July 2007.  From July 2005 to July 2007, he was President of Smartshipper.com, an online third party logistics company.  From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion dollar printing company.  Prior to that, he served as Senior Vice President and Controller from December 2000 to

February 2002.  Mr. Hiltwein served in various financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, including Chief Financial Officer from 1997 through 2000.  Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department.  He is a CPA and received his bachelor’s degree in accounting from Kean University.

Dean Cherry   Mr. Cherry, 47, has been Cenveo’s President of Envelope Operations since February 1, 2008.  From October 2006 through January 2008, he was a private investor in Renovatio Ventures, LLC, From 2004 to 2006, he was RR Donnelley’s Group President of Short-Run Commercial, and Group President of Integrated Print Communications and Global Solutions, a $4.5 billion division of RR Donnelley. In this position, Mr. Cherry had global P&L responsibility for Direct Mail, Commercial Print, Global Capital Markets, Business Communication Services, Forms and Labels and Astron (outsourcing), as well as RR Donnelley’s Latin American business.  From 2001 to 2004, he held the positions of President, International & Subsidiary Operations and President, Commercial and Subsidiary Operations, for Moore Corporation Limited, a division of RR Donnelley. From 1991 to 1998 he held various management positions at World Color Press, Inc. From 1985 to 1991, he held various financial positions at Capital Cities/ABC Publishing division including Vice President, Finance and Operations.  Mr. Cherry is a member of the Dean’s Advisory Council for the College of Business of Murray State University, and a Trustee for the Murray State University Foundation.

Timothy M. Davis   Mr. Davis, 53, has served as Cenveo’s Senior Vice President, General Counsel and Secretary since January 2006.  From July 1989 until he joined the Company, he was Senior Vice President, General Counsel and Secretary of American Color Graphics, Inc., a commercial printing company.

Sean S. Sullivan Mr. Sullivan, 40, has served as Cenveo’s President of Commercial Print and Packaging division since July 2007.  He was previously Cenveo’s Chief Financial Officer from September 2005 to June 2007. He served as the Executive Vice President—Chief Financial Officer of Spencer Press, Inc., a privately-held printer that produced catalogs, direct mail and general commercial print products, from October 2004 until September 2005. Prior to that, he served as the Executive Vice President of BCM from May 2003 to September 2004. Prior to May 2003, Mr. Sullivan served as the Senior Vice President, Finance and Corporate Development for Moore Corporation Limited from August 2001 to June 2002. Prior to Moore Corporation, Mr. Sullivan served as the Vice President of Mergers and Acquisitions for Engage, Inc., an enterprise marketing software and interactive media company. Mr. Sullivan began his career at Ernst & Young and held various positions in the audit and M&A groups from 1989 through 1998. Mr. Sullivan is a certified public accountant.

Cautionary Statements

Certain statements in this report, particularly statements found in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” and similar expressions, or as other statements that do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Management believes these statements to be reasonable when made. However, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements.

Such forward-looking statements involve known and unknown risks, including, but not limited to, those identified in Item 1A. Risk Factors along with changes in general economic, business and labor conditions. More information regarding these and other risks can be found below under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report.

Available Information

Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website, and presentations to securities analysts are also included on our website.  In May 2007, we submitted to the New York Stock Exchange a certificate of our

Chief Executive Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for the fiscal year ended December 31, 2006 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Many of the factors that affect our business and operations involve risks and uncertainties. The factors described below are some of the risks that could materially harm our business, financial conditions, results of operations or prospects.

Our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations.

We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of December 31, 2007, our total indebtedness was approximately $1.4 billion.  Our level of indebtedness could affect our future operations, for example by:

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on indebtedness instead of funding working capital, capital expenditures, acquisitions and other business purposes;

•	making it more difficult for us to satisfy all of our debt obligations, thereby increasing the risk of triggering a cross-default provision;
•	increasing our vulnerability to economic downturns or other adverse developments relative to less leveraged competitors;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other corporate purposes in the future; and
•	increasing our cost of borrowing to satisfy business needs.

We may be unable to service or refinance our debt.

Our ability to make scheduled payments on, or to reduce or refinance, our indebtedness will depend on our future financial and operating performance. To a certain extent, our future performance will be affected by the impact of general economic, financial, competitive and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot be certain that our business will generate sufficient cash flow from operations in an amount necessary to service our debt.  If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt to avoid defaulting on our debt obligations or to meet other business needs.  A refinancing of any of our indebtedness could be at higher interest rates, could require us to comply with more onerous covenants that further restrict our business operations, could be restricted by another of our debt instruments outstanding, or refinancing opportunities may not be available at all.

The terms of our indebtedness impose significant restrictions on our operating and financial flexibility.

Our senior subordinated note indentures, our credit facility agreement and our senior unsecured loan contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;
•	make restricted payments, including dividends;
•	create or permit certain liens;
•	enter into business combinations and asset sale transactions;
•	make investments;
•	enter into transactions with affiliates; and
•	enter into new businesses.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our credit facility and senior unsecured loan agreements also contain maximum leverage and minimum interest coverage financial ratios that we must comply with on a quarterly basis. Our ability to meet these financial ratios may be affected by events beyond our control, such as deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis.  Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts under our credit facility, and could result in a default under that facility and the senior unsecured loan. A default could cause the indebtedness outstanding under the facility, the senior unsecured loan agreement and, by reason of cross-acceleration or cross-default provisions, the senior subordinated notes and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our credit facility and the senior unsecured loan could initiate a bankruptcy proceeding or liquidation proceeding, or the lenders under our credit facility could proceed against the collateral granted to them which secures that indebtedness. If the lenders under our credit facility or the senior unsecured loan agreement were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

There are additional borrowings available to us that could further exacerbate our risk exposure from debt.

Despite current indebtedness levels, we may incur substantial additional indebtedness in the future.  Our credit facility agreement, senior unsecured loan agreement, senior subordinated notes indentures and our other debt instruments limit, but do not prohibit, us from doing so.   If we incur additional debt above our current outstanding levels, the risks associated with our substantial leverage would increase.

To the extent that we make select acquisitions, we may not be able to successfully integrate the acquired businesses into our business.

In the past, we have grown rapidly through acquisitions.  In 2006 and 2007, we acquired Rx Technology, Printegra, Cadmus, ColorGraphics and Commercial Envelope.  We intend to continue to pursue select acquisition opportunities within the printing industry.  To the extent that we seek to pursue additional acquisitions, we cannot be certain that target businesses will be available on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate or profitably manage them.  Successfully integrating an acquisition involves minimizing disruptions and efficiently managing substantial changes, some of which may be beyond our control.  An acquisition always carries the risk that, such changes, including to facility and equipment location, management and employee base, policies, philosophies and procedures, could have unanticipated effects, could require more resources than intended and could cause customers to temporarily or permanently seek alternate suppliers.  A failure to realize acquisition synergies and savings could negatively impact the results of both our acquired and existing operations.

Our industry is highly competitive.

The printing industry in which we compete is extremely fragmented and highly competitive.  In the commercial printing market, we compete against large, diversified and financially stronger printing companies, as well as smaller regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality.  In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets.  In the printed office products market, we compete primarily with document printers with nationwide manufacturing locations and regional or local printers.  We believe there currently is excess capacity in the printing industry, which has resulted in substantial price competition that may continue.  We are constantly seeking ways to reduce our costs, become more efficient and attract customers.  However, we cannot be certain that these efforts will be successful, or that our competitors will not be more successful in their similar efforts.  If we fail to reduce costs and increase productivity, or to meet customer demand for new value-added products, services or technologies, we may face decreased revenues and profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

The printing business we compete in generally does not have long-term customer agreements, and our printing operations may be subject to quarterly and cyclical fluctuations.

The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts.  A significant portion of our customers are not contractually obligated to purchase products or services from us.  Most customer orders are for specific printing jobs, and repeat business largely depends on our customers’ satisfaction with our work product.  Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time.  In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various printing operations in any given quarter.  We depend to some extent on sales to certain industries, such as the financial services, advertising, pharmaceutical, automotive and office products industries.  To the extent these industries experience downturns, the results of our operations may be adversely affected.

Factors affecting the U.S. Postal Service can impact demand for our products.

Historically, increases in postal rates have resulted in reductions in the volume of mail sent, including direct mail, which is a meaningful portion of our envelope volume.  The U.S. Postal Service enacted such an increase in May 2007, and announced another smaller postal rate increase scheduled to go into effect in May 2008.   As postal rate increases in the U.S. are outside our control, we can provide no assurance that any future increases in U.S. postal rates will not have a negative effect on the level of mail sent or the volume of envelopes purchased.  If such events were to occur, we may experience a decrease in revenues and profitability.

Factors other than postal rates that affect the volume of mail sent through the U.S. postal system may also negatively affect our business.  Congress enacted a federal “Do Not Call” registry in response to consumer backlash against telemarketers and is contemplating enacting so-called “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements.  If similar legislation becomes enacted for direct mail advertisers, our business could be adversely affected.

The availability of the Internet and other electronic media may adversely affect our business.

Our business is highly dependent upon the demand for envelopes sent through the mail.  Such demand comes from utility companies, banks and other financial institutions, among other companies.  Our printing business also depends upon demand for printed advertising and business forms, among other products.  Consumers increasingly use the Internet and other electronic media to purchase goods and services, and for other purposes such as paying utility and credit card bills.  Advertisers use the Internet and other electronic media for targeted campaigns directed at specific electronic user groups.  Large and small businesses use electronic media to conduct business, send invoices and collect bills.  In addition, companies have begun to deliver annual reports electronically rather than in printed form, which could reduce demand for our high impact color printing.  Although other trends, such as the current growth of targeted direct mail campaigns based upon mailing lists generated by electronic purchases, may offset these declines in whole or in part, we cannot be certain that the acceleration of the trend towards electronic media will not cause a decrease in the demand for our products.  If demand for our products decreases, our cash flow or profitability could materially decrease.

Increases in paper costs and any decreases in the availability of paper could have a material adverse effect on our business.

Paper costs represent a significant portion of our cost of materials.  Changes in paper pricing generally do not affect the operating margins of our commercial printing business because the transactional nature of the business allows us to pass on any announced increases in paper price.  However, our ability to pass on increases in paper price is dependent upon the competitive environment at any given time.  Paper pricing also affects the operating margins of our envelopes, forms and labels business.  We have historically been less successful in immediately passing on such price increases in this business due to several factors, including contractual restrictions in certain cases, and the inability to quickly update catalog prices in other instances.  Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in demand for our products.  We depend on the availability of paper in manufacturing most of our products.  During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers.  In the past, we have occasionally experienced minor delays in delivery.  Any future delay in availability could negatively impact our cash flow and profitability.

We depend on good labor relations.

As of December 31, 2007, we had approximately 10,700 employees, of which approximately 15% were members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.

Environmental laws may affect our business.

Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharge, waste generation, handling, management and disposal, and remediation of contaminated sites.  Currently unknown environmental conditions or matters at our existing and prior facilities, new laws and regulations, or stricter interpretations of existing laws and regulations could result in increased compliance or remediation costs that, if substantial, could have a material adverse effect on our business or operations in the future.

We are dependent on key management personnel.

Our success will depend to a significant degree on our executive officers and other key management personnel.  We cannot be certain that we will be able to retain our executive officers and key personnel, or attract additional qualified management in the future.  In addition, the success of any acquisitions we may pursue may depend, in part, on our ability to retain management personnel of the acquired companies.  We do not carry key person insurance on any of our managerial personnel.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently occupy approximately 78 printing and manufacturing facilities, primarily in North America, of which 26 are owned and 52 are leased. In addition to on-site storage at these facilities, we store products in seven warehouses, all of which are leased, and we have five sales offices. We have seven facilities that have ceased operations; five of which are available for sublease, one is currently being sublet and one is on the market for sale. We lease 46,474 square feet of office space in Stamford, Connecticut for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CVO.” As of March 6, 2008, there were approximately 300 shareholders of record and, as of that date, we estimate that there were approximately 10,750 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the intraday high and low sales prices for our common stock as reported by the NYSE:

2007	High	Low
First Quarter	$24.86	$20.10
Second Quarter	26.76	21.91
Third Quarter	24.51	17.67
Fourth Quarter	24.15	17.21

2006	High	Low
First Quarter	$16.58	$12.75
Second Quarter	19.96	15.01
Third Quarter	21.70	17.32
Fourth Quarter	21.86	17.79

We have not paid a dividend on our common stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a significant portion of our debt obligations limit our ability to pay common stock dividends.

Item 6. Selected Financial Data

The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the Securities and Exchange Commission.

	Years Ended December 31,

	2007		2006(2)	2005	2004	2003
	(in thousands, except per share data)
Net sales	$2,046,716		$1,511,224	$1,594,781	$1,597,652	$1,531,486
Restructuring, impairment and other charges	(40,086)		(41,096)	(77,254)	(5,407)	(6,860)
Operating income (loss)	137,550		63,395	(26,310)	37,428	47,798
Loss on early extinguishment of debt	(9,256)		(32,744)	—	(17,748)	—
Income (loss) from continuing operations	23,985		(11,148)	(148,101)	(44,708)	(17,884)
Income from discontinued operations, net of taxes	16,796	(1)	126,519 (3)	13,049	25,000	23,356
Cumulative effect of change in accounting principle	—		—	—	—	(322)
Net income (loss)	40,781	(1)	115,371 (3)	(135,052)	(19,708)	5,150
Income (loss) per share from continuing operations:
Basic	0.45		(0.21)	(2.96)	(0.94)	(0.38)
Diluted	0.44		(0.21)	(2.96)	(0.94)	(0.38)
Income (loss) per share from discontinued operations:
Basic	0.31		2.38	0.26	0.53	0.49
Diluted	0.31		2.38	0.26	0.53	0.49
Net income (loss) per share:
Basic	0.76		2.17	(2.70)	(0.41)	0.11
Diluted	0.75		2.17	(2.70)	(0.41)	0.11
Total assets	2,002,722		999,892	1,079,564	1,174,747	1,111,446
Total long-term debt, including current maturities	1,444,637		675,295	812,136	769,769	748,961
______________________

(1)          Includes a $17.0 million gain on a disposal of discontinued operations, net of taxes of $8.4 million.

(2)	As Restated, see Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)	Includes a $113.5 million gain on a disposal of discontinued operations, net of taxes of $22.5 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc., which we refer to as Cenveo, and its subsidiaries should be read in conjunction with our consolidated financial statements included elsewhere herein. During the first quarter of 2007, we acquired PC Ink Corp., which we refer to as Printegra, and Cadmus Communications Corporation, which we refer to as Cadmus. During the third quarter of 2007, we acquired Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope. Certain statements we make under this Item 7 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. See Cautionary Statements regarding forward-looking statements in Item 1 and Risk Factors in Item 1A.

Introduction and Executive Overview

We are one of the largest diversified printing companies in North America, according to the December 2007 Printing Impressions 400 report.  Our broad portfolio of products includes envelope, form, and label manufacturing, commercial printing and packaging and publisher offerings.  We operate from a global network of approximately 78 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of customers.  Since late 2005, under our new management team’s leadership, we have significantly improved profitability by re-aligning our operating segments, centralizing and leveraging our purchasing spend, consolidating plants and reducing corporate and field staff. In addition, we have divested non-strategic businesses and made investments through acquisitions of highly complementary companies and capital expenditures.

We operate in two complementary segments: Envelopes, Forms and Labels and Commercial Printing.

Envelopes, Forms and Labels.  The segment operates approximately 38 manufacturing facilities, primarily in North America and primarily specializes in the design, manufacturing and printing of:

•	direct mail and customized envelopes for advertising, billing and remittance;
•	custom labels and specialty forms; and
•	stock envelopes, labels and business forms.

We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies.   We manufacture and print customized envelopes used as inserts within wholesale and retail product catalogs.  We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through an extensive network of resale distributors.  For our small and mid-size business forms and labels customers, we print a diverse line of custom products, including both traditional and specialty forms and labels for use with desktop PCs and laser printers.  Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications.  We produce pressure-sensitive prescription labels for the retail pharmacy chain market.  We also produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market and office products superstores.

Commercial Printing. The segment operates approximately 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia and primarily offers print, design and content management offerings covering a wide array of products for a broad group of customers.  Our commercial printing segment provides one-stop print, design and content management offerings, including:

•	high-end color printing of a wide range of premium products for national and regional customers;
•	general commercial printing for regional and local customers;
•	scientific, technical and medical (“STM”) journals and special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	specialty packaging and high quality promotional materials for multinational consumer products companies.

Our commercial print offerings primarily include electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The commercial printing products we produce include annual reports, car brochures, direct mail products, specialty packaging, journals and specialized periodicals, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production and reprint marketing.  Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, technology and other large multi-national consumer product companies.  Our commercial printing segment primarily caters to the financial services, publishing, telecommunications, pharmaceutical, and consumer products industries.

Business Strategy. Our goals are to improve on profitability and pursue disciplined growth. The principal features of our strategy are:

•
Improve our Cost Structure and Profitability. We have implemented two cost savings plans: the 2007 Cost Savings and Integration Plan, which we refer to as the 2007 Plan, and the 2005 Cost Savings and Restructuring Plan, which we refer to as the 2005 Plan. The 2007 Plan relates to activities undertaken in connection with our 2007 acquisitions of Printegra, Cadmus, ColorGraphics and Commercial Envelope, which we refer to as the 2007 Acquisitions.  Under the 2007 Plan, we closed six manufacturing facilities and integrated those operations into acquired and existing operations.   The 2005 Plan, which was completed in the fourth quarter of 2007, included such actions as consolidating our purchasing activities and manufacturing platform including closing two manufacturing facilities in 2007 that were integrated into existing operations, reducing corporate and field personnel, streamlining our information technology infrastructure and elimination of discretionary spending.

We continue to implement cost-savings initiatives that will improve our profitability, both in connection with acquisitions and our ongoing operations.  We regularly assess our operations with a view toward eliminating operations that are not aligned with our core United States operations or are underperforming. For example, we divested our Canadian envelope manufacturing business, Supremex, Inc., and certain other related assets through a series of transactions in 2007 and 2006.  In 2006, we sold three small and non-strategic businesses and closed three facilities that were underperforming.  We continue to evaluate the sale or closure of facilities that do not meet our strategic goals or performance targets.

•
Capitalize on Scale Advantages.  We believe there are significant advantages to being a large competitor in a highly fragmented industry.  We seek to capitalize on our size, geographic footprint and broad product lines to offer one-stop shopping and enhance our overall value proposition.  As we grow in scale and increase our operating leverage, we seek to realize better profit margins through improvements in manufacturing facility utilization.

•
Enhance the Supply Chain. We continue to work with our core suppliers to improve all aspects of our purchasing and other logistics as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors. We continue to consolidate our suppliers of key production inputs such as paper and ink, and believe that significant opportunities exist in optimizing the rest of our supply chain.

•
Seek Products and Processing Improvements.  We encourage regular review of our product offerings, manufacturing processes and distribution methods to ensure that we take advantage of new technology when practical and meet the changing needs of our customers and the demands of a global economy.  We seek to enter into growth product markets in which we may have competitive advantages based on our existing infrastructure, operating expertise and customer relationships.  Pharmaceutical labels, direct mail, and specialty packaging are examples of growth areas into which we recently expanded.  By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market.

•
Pursue Strategic Acquisitions.  We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions.  We will pursue reasonably-priced opportunities that we expect to yield greater profitability and cash flow or improved operating efficiencies, such as increased utilization of our assets.  Since July 2006, we have completed five acquisitions that we believe will continue to enhance our operating margins and deliver economies of scale.  We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities. For example, our acquisition of Commercial Envelope strengthened our position in the direct mail market and will allow us to enhance our raw material purchasing power and rationalize our manufacturing platform.  Our acquisition of Rx Technology in July 2006 gave us an entry into the pharmaceutical labels business, which has high barriers to entry, while also allowing us to cross-sell a broader product platform to new and existing customers.

See Part 1 Item 1 of this Annual Report on Form 10-K for a more complete description of our business.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for 2007, 2006 and 2005 followed by a discussion of the results of each of our business segments for the same period and gives effect to the restatement in 2006. See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  Our results for the year ended December 31, 2007 include the operating results of the 2007 Acquisitions, subsequent to their respective acquisition dates, except for ColorGraphics which is included in our operating results from July 1, 2007. Since the 2007 Acquisitions results are not included for a full year in 2007, we expect that our net sales and operating income will increase next year. See Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In 2007, we continued to encounter competitive pricing pressures that result from excess capacity in the industry in concert with declining or weak volume growth in many of our markets. In addition, the cost of paper, film and other raw materials for our products has increased. To compete effectively in an environment of excess capacity and rising costs, we are focused on improving productivity and creating operating leverage by reducing our costs. In 2007, we closed two commercial printing plants and consolidated three commercial printing plants, four documents plants and two envelope plants in connection with the integration of the 2007 Acquisitions. In 2006, we sold three small non-core printing operations, closed three printing operations and consolidated six envelope plants and two printing operations. These consolidation activities have assisted us in becoming more efficient at operating our plants at higher levels of utilization. We also continue to redeploy our assets throughout our manufacturing platform to reduce future capital expenditures.

A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Division net sales exclude sales of divested operations. Our fiscal year ends on the Saturday closest to the last day of the calendar year. See Notes 1 and 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amount)
Division net sales	$2,046,716	$1,501,869	$1,551,008
Divested operations	—	9,355	43,773
Net sales	$2,046,716	$1,511,224	$1,594,781
Operating income (loss):
Envelopes, forms and labels	$117,342	$82,753	$51,830
Commercial printing	55,085	13,606	(30,675)
Corporate	(34,877)	(32,964)	(47,465)
Total operating income (loss)	137,550	63,395	(26,310)
(Gain) loss on sale of non-strategic businesses	(189)	2,035	4,479
Interest expense, net	91,467	60,980	73,821
Loss on early extinguishment of debt	9,256	32,744	—
Other expense (income), net	3,131	(78)	1,143
Income (loss) from continuing operations before income taxes	33,885	(32,286)	(105,753)
Income tax expense (benefit)	9,900	(21,138)	42,348
Income (loss) from continuing operations	23,985	(11,148)	(148,101)
Income from discontinued operations, net of taxes	16,796	126,519	13,049
Net income (loss)	$40,781	$115,371	$(135,052)
Income (loss) per share—basic:
Continuing operations	$0.45	$(0.21)	$(2.96)
Discontinued operations	0.31	2.38	0.26
Net income (loss)	$0.76	$2.17	$(2.70)
Income (loss) per share—diluted:
Continuing operations	$0.44	$(0.21)	$(2.96)
Discontinued operations	0.31	2.38	0.26
Net income (loss)	$0.75	$2.17	$(2.70)

Net Sales

Net sales for 2007 increased $535.5 million, as compared to 2006. This increase was primarily due to the $629.9 million of incremental sales generated by the 2007 Acquisitions, with no corresponding amounts in 2006 and the additional sales generated by Rx Label Technology Corporation, which we refer to as Rx, in 2007, since it was not included in our results for a full year in 2006.  This increase was offset in part by lower sales from our commercial printing segment of $51.8 million and lower sales from our envelopes, forms and labels segment of $33.3 million. See Segment Operations below for a more detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales decreased $83.6 million in 2006 as compared to 2005, primarily due to lower sales of $96.9 million from our commercial printing segment, partially offset by an increase in sales of $13.3 million from our envelopes, forms and labels segment.  See Segment Operations below for a more detailed discussion of the primary factors for our net sales changes.

Operating Income

Operating income for 2007 increased $74.2 million, as compared to 2006. This increase was primarily due to $49.2 million of incremental operating income generated by the 2007 Acquisitions, with no corresponding amounts in 2006, the additional operating income generated by Rx since it was not included in our results for a full year in 2006 and the $23.7 million of increased operating income primarily resulting from our cost savings initiatives. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income increased $89.7 million in 2006 as compared to 2005. This increase was primarily due to the positive results of implementing our cost savings programs throughout our business and decreased restructuring and impairment charges of $36.2 million, partially offset by an increase in corporate expenses of $12.6 million. See Segment Operations below for a more detailed discussion of the primary factors for the operating income changes for our segments.

Loss on Sale of Non-Strategic Businesses. During 2006, we sold three small non-strategic businesses and recognized losses on those sales of $2.0 million.

Interest Expense. Interest expense increased $30.5 million to $91.5 million in 2007, as compared to $61.0 million in 2006, primarily due to the additional debt we incurred to finance the 2007 Acquisitions. This increase was offset in part by lower interest expense resulting from reduced interest rates from amending and refinancing our senior credit facilities in March 2007, and lower interest rates due to market conditions in the fourth quarter of 2007. Interest expense in 2007 reflects average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.5%, as compared to average outstanding debt of $721.5 million and a weighted average interest rate of 8.1% in 2006.  We expect higher interest expense in 2008 due to our increased debt level resulting from the 2007 Acquisitions. See Long-Term Debt below and Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Interest expense decreased approximately $12.8 million to $61.0 million in 2006 from $73.8 million in 2005, primarily due to lower average debt balances outstanding. Interest expense during 2006 reflects average outstanding debt of $721.5 million and a weighted average interest rate of approximately 8.1%, compared to the average outstanding debt of $820.9 million and a weighted average interest rate of 8.3% during 2005. See Long-Term Debt below and Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Loss on Early Extinguishment of Debt.  In 2007, we: (i) retired the remaining $10.5 million of our 9⅝% senior notes due 2012, which we refer to as the 9⅝% Senior Notes, (ii) executed a tender offer for repayment on March 19, 2007 of $20.9 million of Cadmus’ 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes and (iii) in connection with the Cadmus acquisition and the refinancing of our existing $525.0 million senior secured credit facilities, which we refer to as the Credit Facilities, and incurred losses on early extinguishment of debt of $9.3 million. In June 2006, we incurred a $32.7 million loss on early extinguishment of debt related to our debt refinancing. See Long-Term Debt below and Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Income Taxes

	2007	2006	2005
	(in thousands)
Income tax expense (benefit) for U.S. operations	$11,903	$(21,418)	$41,992
Income tax (benefit) expense for foreign operations	(2,003)	280	356
Income tax expense (benefit)	$9,900	$(21,138)	$42,348
Effective income tax rate	29.2%	(65.5)%	40.0%

In 2007, we had income tax expense of $9.9 million, which primarily relates to taxes on our domestic operations.  Our effective tax rate in 2007 was lower than the statutory rate primarily due to release of valuation allowances. See the Critical Accounting Matters section of this MD&A.

In 2006, we had an income tax benefit of $21.1 million, which included $0.2 million of taxes on our Canadian operations, $3.2 million of taxes relating to the deconsolidation of the Company’s U.S. income tax group, $0.4 million of state and local taxes and the recognition of deferred tax assets of $24.9 million. During 2006, we provided income taxes for our Canadian operations at an effective rate of approximately 34.0%.

In 2005, we had income tax expense of $42.3 million on the loss from continuing operations before income taxes results primarily from establishing valuation allowances on our net U.S. deferred tax assets and the tax expense recorded for foreign operations that generated taxable income.

Income from Discontinued Operations, net of taxes. Income from discontinued operations for 2007 includes the $17.0 million gain on sale of our remaining interest in the Supremex Income Fund, which we refer to as the Fund, on March 13, 2007, net of taxes of $8.4 million, and equity income related to our retained interest in the Fund from January 1, 2007 through March 13, 2007. Income from discontinued operations for 2006 primarily represents the revenues and expenses of Supremex, which we sold to the Fund on March 31, 2006, and does not include an allocation of interest expense on our debt. Income from discontinued operations for 2006 includes the gain on the sale of Supremex and certain other assets of $113.5 million, net of taxes of $22.5 million and equity income pertaining to our retained interest in the Fund from April 1, 2006 through December 31, 2006. See Notes 4 and 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Segment Operations

 Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on division net sales and operating income (loss). The summaries of net sales and operating income (loss) of our two segments have been presented to show each segment without the sales of divested operations, as applicable, and to show the operating income (loss) of each reportable segment. See Note 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Restructuring, Impairment and Other Charges. In the fourth quarter 2007, we completed our cost savings and restructuring plan initiated in September 2005, including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of information technology infrastructure. In addition, we implemented cost savings and integration initiatives related to the 2007 Acquisitions and anticipate substantially completing the integration of those operations during 2008. See Notes 3 and 12 to the consolidated financial statements included herein. As of December 31, 2007, our total restructuring liability was $16.8 million.

2007. During 2007, we incurred $40.1 million of restructuring and impairment charges, which included $10.2 million of employee separation costs, $12.0 million of asset impairment charges, net, equipment moving expenses of $3.9 million, a pension withdrawal liability of $2.1 million, lease termination expenses of $5.4 million, and building clean-up and other expenses of $6.5 million. We anticipate lower restructuring and impairment charges in 2008.

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

Envelopes, Forms and Labels
	2007	2006	2005
	(in thousands)
Segment net sales	$897,722	$780,696	$767,403
Divested operations	—	—	(8,502)
Division net sales	$897,722	$780,696	$758,901
Segment operating income	$117,342	$82,753	$51,830
Operating income margin	13.1%	10.6%	6.8%
Items included in segment operating income (loss):
Restructuring and impairment charges	$11,350	$18,336	$12,540
Operating (loss) from divested operations	—	—	(341)

Division Net Sales

Division net sales for our envelopes, forms and labels segment increased $117.0 million, or 15.0%, in 2007, as compared to the same period in 2006. This increase was primarily due to $150.3 million of incremental sales generated by Commercial Envelope and Printegra in 2007, including the impact of sales changes for work transitioned primarily from a plant closure as a result of the Commercial Envelope acquisition, with no corresponding amounts in 2006 and additional sales generated by Rx, which was not included in our results for a full year in 2006. This increase was offset in part by: (1) lower sales volume of approximately $21.7 million, primarily from our envelope operations due to the reorganization and closing of operations and the retirement of less efficient assets to maximize profitability, a decline in the overall market due in part to the U.S. Postal Service’s rate increases in the middle of the second quarter of 2007, the closure of a forms plant in connection with the integration of Printegra’s operations, and an overall decline in the traditional documents business, mainly as a result of customers’ improved ability to print high quality documents on their own, offset in part by higher sales volume from the office product retail superstore market due to a shift toward generic products from custom products, and (2) lower pricing and product mix of approximately $11.6 million, primarily from our envelope operations and the office product retail superstore market due to a shift toward generic products, offset in part by improvement in the product mix from our documents operation to higher value added products.

Division net sales for our envelopes, forms and labels segment increased $21.8 million, or 2.9%, in 2006 as compared to 2005. This increase was primarily due to $20.7 million of incremental sales generated by Rx Technology in 2006, with no corresponding amounts in 2005, and increased sales of $16.8 million from pricing and product mix, primarily from our envelope operations. These increases were offset in part by lower sales volume of approximately $16.0 million, primarily from our envelope operations due to the reorganization and closing of two operations and the retirement of less efficient assets to maximize profitability, the closure of two forms plants and the overall decline in the traditional documents business, mainly as a result of customers’ improved ability to print high quality documents on their own, offset in part by higher sales volume from the office product retail superstore market.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $34.6 million, or 41.8%, in 2007, as compared to 2006. This increase was primarily due to $16.1 million of operating income generated by Commercial Envelope and Printegra in 2007, with no corresponding amounts in 2006 and additional operating income generated by Rx since it was not included in our results for a full year in 2006, improved gross margin of $3.4 million and reduced selling, general and administrative expenses of $8.1 million from plant consolidations and our cost reduction programs and reduced restructuring and impairment charges of $7.0 million.

Segment operating income of the envelopes, forms and labels segment increased $30.9 million, or 59.7%, in 2006 as compared to 2005. This increase was primarily due to improved margins and lower selling, general and administrative expenses. Gross margins improved approximately $25.5 million, primarily due to increased sales and reduced manufacturing costs. Plant consolidations and other cost reduction programs also contributed to reduce selling, general and administrative expenses by approximately $10.9 million. These increases were partially offset by increased restructuring and impairment charges of $5.8 million.

Commercial Printing

	2007	2006	2005
	(in thousands)
Segment net sales	$1,148,994	$730,528	$827,378
Divested operations	—	(9,355)	(35,271)
Division net sales	$1,148,994	$721,173	$792,107
Segment operating income (loss)	$55,085	$13,606	$(30,675)
Operating income margin	4.8%	1.9%	(3.7)%
Items included in segment operating income (loss):
Restructuring and impairment charges	$28,279	$21,560	$36,367
Operating (loss) income from divested operations	—	(1,375)	686

Division Net Sales

Division net sales for our commercial printing segment increased $427.8 million, or 59.3%, in 2007, as compared to 2006. This increase was primarily due to the $479.6 million of incremental sales generated by ColorGraphics and Cadmus in 2007, including the impact of sales changes for work transitioned primarily from two plants that we closed as a result of the ColorGraphics acquisition, with no corresponding amounts in 2006. This increase was offset by the impact of closed plants in 2007 and 2006 of approximately $37.8 million and lower sales due to pricing and product mix and lower sales volume, partially offset by paper price increases and foreign currency fluctuations.

Division net sales of the commercial printing segment declined $70.9 million, or 9.0%, in 2006, as compared to 2005. This decline was due primarily to the loss of $66.5 million of sales from eight plants that we closed in 2006 and in 2005 and lower sales due to pricing and product mix and lower sales volume, partially offset by paper price increases.

Segment Operating Income

Segment operating income for our commercial printing segment increased $41.5 million, or 304.9%, in 2007, as compared to 2006. This increase was primarily due to: (1) $33.1 million of operating income generated by ColorGraphics and Cadmus during 2007, with no corresponding amounts in 2006, (2) improved gross margins of approximately $8.1 million and reduced selling, general and administrative expenses of $5.9 million from our cost reduction programs at our ongoing operations, and (3) reduced costs of approximately $1.1 million from plants we closed or divested in 2006. These increases were partially offset by increased restructuring and impairment charges of $6.7 million.

Segment operating income of the commercial printing segment increased $44.3 million, or 144.4%, in 2006 as compared to 2005. This increase was primarily due to lower selling, general and administrative expenses of $17.3 million and improved margins of $6.0 million from our ongoing printing operations, reduced restructuring and impairment charges of $14.8 million and net cost savings of $6.2 million from plants we closed or divested. At our ongoing printing operations, margins improved primarily due to reduced manufacturing costs and from significantly reducing the cost structure of this segment through headcount reductions and lowering expenses.

Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses in 2007 were fairly consistent with 2006. Corporate expenses were higher in 2006 as compared to 2005, primarily due to certain back-office functions being assumed by the corporate office in Stamford, Connecticut, and from increased compensation expense, including the expense recorded under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We expect that corporate expenses will increase in the first quarter of fiscal 2008 due to the internal review conducted by our audit committee. See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Continuing Operating Activities. Net cash provided by continuing operating activities was $86.2 million in 2007, which was primarily due to net income adjusted for non-cash items of $146.6 million, offset in part by an increase in our working capital of $50.6 million. The increase in our working capital primarily resulted from an increase in receivables primarily due to the timing of collections and increased sales from our 2007 Acquisitions, lower accrued compensation and related liabilities and the timing of payments for restructuring activity.

Net cash provided by continuing operating activities was $14.5 million in 2006, which was primarily due to net income adjusted for non-cash items of $64.1 million, offset in part by the increase in our working capital of $47.8 million. The increase in our working capital primarily resulted from the timing of payments to our vendors and interest payments on our debt, increased accounts receivable due to strong December 2006 sales, and lower accrued compensation and other current liabilities primarily resulting from headcount reductions.

Net Cash Provided by Discontinued Operating Activities. Represents the net cash provided from the cash dividends of $2.2 million and $6.2 million received from the Fund in 2007 and 2006, respectively, and the operations of Supremex through March 31, 2006.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $579.5 million in 2007, primarily resulting from the $627.3 million cost of the 2007 Acquisitions and capital expenditures of $31.5 million, offset in part by $73.6 million of cash proceeds from the sale of our remaining interest in the Fund and proceeds from the sale of property, plant and equipment of $8.9 million.

Net cash provided by investing activities was $151.6 million in 2006, primarily reflecting cash proceeds from the sale of Supremex of $211.5 million and from the sale of property, plant and equipment of $11.5 million, partially offset by the acquisition cost of Rx Technology of $49.4 million and capital expenditures of $20.6 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $496.2 million in 2007, primarily due to the increased borrowings to finance the acquisition of Cadmus, ColorGraphics and Commercial Envelope and our refinancing, see “Long-Term Debt” below using proceeds from our term loans of $720.0 million, a $175.0 million senior unsecured loan and net borrowings under our revolving credit facility of $75.7 million, offset in part by the repayment of: (i) our term loan B of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, (iii) $20.9 million of our 8⅜% Notes, (iv) $10.5 million of our 9⅝% Senior Notes, (v) $4.9 million of term loans, and (vi) $29.1 million of other long-term debt and $8.0 million of payments of refinancing fees, redemption premiums and expenses on the extinguishment of debt and $5.9 million of debt issuance cost payments in connection with our debt refinancing and the issuance of debt.

Net cash used in financing activities was $165.4 million in 2006, primarily resulting from: (i) the repayment of $123.9 million of our senior secured credit facility and another credit facility of $13.1 million with proceeds from the sale of Supremex and certain other assets, (ii) the repayment of $339.5 million of our 9⅝% Senior Notes and the payment of $26.1 million of redemption premiums and expenses and $3.8 million of debt issuance costs in connection with our debt refinancing, which were offset in part by the proceeds from issuance of our term loan B of $325 million, see “Debt Refinancing” below and (iii) net borrowings under our revolving credit facility of $15.5 million. Our acquisition of Rx Technology was funded through borrowings under our revolving credit facility.

Contractual Obligations and Commitments. The following table details our significant contractual obligations and commitments as of December 31, 2007 (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other Long-Term Obligations(2)	Purchase Commitments and Other(3)	Total
2008	$127,384	$34,944	$27,320	$11,156	$200,804
2009	122,310	27,555	13,964	—	163,829
2010	119,704	21,251	18,546	—	159,501
2011	117,200	16,613	6,341	—	140,154
2012	200,032	12,833	2,510	—	215,375
Thereafter	1,390,893	33,514	49,704	—	1,474,111
Total	$2,077,523	$146,710	$118,385	$11,156	$2,353,774

(1)	Includes estimated interest expense over the term of long-term debt with variable rate debt having an average interest rate of 6.0%.
(2)
Includes pension and other postretirement benefit obligations, anticipated worker’s compensation claims, restructuring liabilities, including interest expense on lease terminations, income tax contingencies and derivative liabilities.

(3)	Purchase commitments and other consists primarily of payments for equipment.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.4 billion at December 31, 2007, an increase of $769.3 million from December 31, 2006. This increase was primarily due to our debt-financed 2007 Acquisitions. As of December 31, 2007, approximately 72% of our outstanding debt was subject to fixed interest rates. See the remainder of this Long-Term Debt section below and Notes 3 and 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. As of March 14, 2008, we had approximately $80.5 million available under our revolving credit facility.

Senior Unsecured Loan

On August 30, 2007, we borrowed $175.0 million under a new eight-year unsecured term loan facility, which we refer to as the Senior Unsecured Loan, with a group of lenders. Proceeds from the Senior Unsecured Loan along with borrowings from the $200.0 million six-year revolving credit facility, which we refer to as the Revolving Credit Facility, and available cash were used to fund the acquisition of Commercial Envelope, including retiring certain acquired debt, and to pay certain fees and expenses incurred in connection with the acquisition. The Senior Unsecured Loan has a floating interest rate based on the London Interbank Offered Rate, which we refer to as LIBOR, plus an interest rate margin, which was 4.5% on December 31, 2007 making the interest rate on that date 9.3%.  The interest rate margin increases 0.5% quarterly beginning January 2008 up to a maximum interest rate of 11.5%. The Senior Unsecured Loan provides for the conversion by the lenders into senior or senior subordinated exchange notes, which we refer to as the Exchange Notes, similar to the existing indenture relating to our $320.0 million 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes, or a substantially similar indenture.  If the Senior Unsecured Loan is converted, the Exchange Notes will bear a fixed rate of interest based on market conditions at the time of conversion.  The Senior Unsecured Loan contains covenants, representations, and warranties substantially similar to our existing $925.0 million senior secured credit facilities, which we refer to as the Amended Credit Facilities, and includes provisions for an underwriting/purchase agreement and a registration rights agreement relating to the resale of the Exchange Notes.

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

2007 Debt Amendment and Refinancing. On March 7, 2007, in connection with the Cadmus acquisition, we amended and refinanced our Credit Facilities. The Credit Facilities, established in June 2006 (see 2006 Debt Refinancing below), were comprised of the Revolving Credit Facility, and a $325.0 million seven-year term loan facility, which we refer to as the Term Loan B. The Credit Facilities were amended by increasing the overall borrowing availability from $525.0 million to $925.0 million to create the Amended Credit Facilities, allowing us to: (1) retire the Term Loan B, (2) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and a $600.0 million Term Loan C, and (3) retire any and/or all of the 8⅜% Notes, tendered to us using a $125.0 million delayed-draw term loan facility. Several of the customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of our assets.

2006 Debt Refinancing. On June 21, 2006, we entered into a senior secured credit agreement with a syndicate of lenders that became the Credit Facilities. The Credit Facilities consisted of the Revolving Credit Facility and the Term Loan B. The Credit Facilities were amended in March 2007 to become the Amended Credit Facilities, which helped facilitate the purchase of Cadmus.  The Credit Facilities contained customary financial covenants, including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Borrowing rates under the Credit Facilities and now the Amended Credit Facilities are determined at our option at the time of each borrowing and are based on LIBOR or the prime rate publicly announced from time to time, in each case plus a specified interest rate margin. The Credit Facilities were secured by substantially all of our assets. We used proceeds from the Credit Facilities and other available cash to fund the tender offer for any and all of our 9⅝% Senior Notes, to retire our then existing senior secured credit facility due 2008 (which had no amounts outstanding).

8⅜% Notes

On March 5, 2007, we commenced a cash tender offer and consent solicitation, which we refer to as the Cadmus Tender Offer, for any and all of the outstanding 8⅜% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8⅜% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8⅜% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014. In connection with the acquisition of Cadmus, we recorded a $2.8 million increase to the value of the 8⅜% Notes to record them at their fair value, which fair value increase is being amortized over the life of the 8⅜% Notes.

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

Supplemental Indentures

We entered into supplemental indentures, dated March 7, 2007, July 9, 2007, August 30, 2007 and November 7, 2007 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. These supplemental indentures provide for, among other things, the assumption by us of the obligations of Cadmus under the 8⅜% Notes and such indenture and the addition of:  (1) other U.S. subsidiaries of ours, (2) ColorGraphics and its subsidiary, (3) Commercial Envelope and its subsidiaries and (4) other Canadian subsidiaries of ours as guarantors of the 8⅜% Notes. Simultaneously, we entered into supplemental indentures, dated March 7, 2007, July 9, 2007 and August 30, 2007, to the indenture dated February 4, 2004 among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which our 7⅞% Notes were issued. These supplemental indentures provide for, among other things, the addition of: (1) the U.S. subsidiaries of Cadmus, (2) ColorGraphics and its subsidiary and (3) Commercial Envelope and its subsidiaries as guarantors of the 7⅞% Notes.

7⅞% Notes

In January 2004, we issued our 7⅞% Notes, which have semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to maturity on December 1, 2013. We may redeem these notes, in whole or in part, on or after December 1, 2008, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.

9⅝% Senior Notes

On May 4, 2007, we retired the remaining $10.5 million of our 9⅝% Senior Notes for 104.813% of the principal amount plus accrued interest, which was funded with our Revolving Credit Facility.

On June 23, 2006, we completed a tender offer and consent solicitation, which we refer to as the Tender Offer, for any and all of our $350.0 million 9⅝% Senior Notes and extinguished approximately $339.5 million in aggregate principal amount (approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer.

Other Debt

Other debt of approximately $37.1 million at December 31, 2007, consists primarily of equipment loans assumed in the acquisition of Cadmus, ColorGraphics and Commercial Envelope. Of this debt, $21.0 million had variable interest rates with an average interest rate of 6.0%, while $16.1 million had an average fixed interest rate of 5.8%.

Interest Rate Swaps

In 2007 and 2006, we entered into interest rate swap agreements to hedge interest rate exposure of $375.0 million and $220.0 million, respectively, of our notional floating rate debt. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly.  Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on our consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of December 31, 2007, we do not anticipate reclassifying any ineffectiveness into our results of operations for the next twelve months.

As of December 31, 2007, we were in compliance with all covenants under our debt agreements.

On December 31, 2007, we had outstanding letters of credit of approximately $24.6 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant. We extinguished an outstanding letter of credit of approximately $0.8 million in connection with the debt we retired on April 2, 2007.

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Amended Credit Facilities	7⅞% Notes	8⅜% Notes	Last Update
Standard & Poor’s	BB-	BB+	B	B	December 2007
Moody’s	B1	Ba2	B3	B3	September 2007

On December 4, 2007, Standard & Poor’s raised our corporate rating to BB- from B+, the rating on the Amended Credit Facilities to BB+ from BB, and the ratings on our 7⅞% Notes and 8⅜% Notes to B from B- citing improvements in profitability, cash flow generation and success in integrating acquisitions and achieving synergies from those acquisitions.

On December 27, 2007, we signed an agreement to acquire 100% of the outstanding stock of Rex Corporation, which we refer to as Rex. Rex is one of the largest independent manufacturers of premium and high-quality packaging solutions and generated annual revenues of approximately $40.0 million for its most recently completed fiscal year. The transaction is expected to be completed in March 2008 and currently expected to be funded using the Revolving Credit Facility.

The terms of our existing debt do not have any rating triggers that impact our funding. We do not believe that our current ratings will impact our ability to raise additional capital. We expect that internally generated cash flow and the financing available under our Amended Credit Facilities will be sufficient to fund our working capital needs and short-term growth through the end of 2008; however, this cannot be assured.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of December 31, 2007 and 2006, we do not have any off-balance sheet arrangements.

Guarantees. In connection with the disposition of certain operations, we have indemnified the purchasers for certain contingencies as of the date of disposition. We have accrued the estimated probable cost of these contingencies.

Critical Accounting Matters

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

Allowance for Losses on Accounts Receivable. We maintain a valuation allowance based on the expected collectibility of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of customers and related aging of past due balances. As of December 31, 2007 and 2006, the allowance provided for potentially uncollectible accounts receivable was $9.9 million and $4.8 million, respectively. Charges for bad debts recorded to the statement of operations were $5.4 million in 2007, $4.3 million in 2006 and $3.4 million in 2005. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.

Provision for Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, we would assess the fair value of the asset or asset group and if necessary, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2007, 2006 and 2005, in connection with our restructuring program, we recorded impairment charges, net on long-lived assets of $12.0 million, $3.6 million and $26.3 million, respectively. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.

Provision for Impairment of Goodwill. We evaluate the carrying value of our goodwill in the fourth quarter each year and whenever events or circumstances make it more likely than not that an impairment may have occurred. Determining whether an impairment has occurred requires the valuation of each of our reporting units, which we estimate using either discounted cash flows or comparative market multiples. In preparing projected future cash flows, we use our judgment in projecting the profitability of our reporting units, their growth in future years, investment and working capital requirements and the selection of an appropriate discount rate. In our comparisons to market multiples of other similar companies, we use judgment in the selection of the companies included in the analysis. We determined that there was no impairment of our goodwill; however, if our estimates of the valuations of our reporting units prove to be inaccurate, an impairment charge could be necessary in future years.

Self-Insurance Reserves. We are self-insured for the majority of our workers’ compensation costs and group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance workers’ compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis that considers anticipated payment patterns. As of December 31, 2007, the undiscounted liability was $14.2 million and the discounted liability was $12.2 million using a 4% discount rate. Workers’ compensation expense incurred in 2007, 2006 and 2005 was $4.1 million, $5.3 million and $6.0 million, respectively, and were based on actuarial estimates.

Our self-insured healthcare liability represents our estimate of claims that have been incurred but not reported as of December 31, 2007. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $5.2 million and $4.2 million as of December 31, 2007 and 2006, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. Our liability as of December 31, 2007 increased from the prior year, primarily due to the increase in our workforce resulting from the 2007 Acquisitions.  The estimate of our liability for employee healthcare represents approximately 45 days of unreported claims.

While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers’ compensation and healthcare expenses we have recorded.

Accounting for Income Taxes. We are required to estimate our income taxes in each jurisdiction in which we operate which includes the U.S., Canada and India. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of December 31, 2007, we had net deferred tax liabilities of $32.9 million from our U.S. operations. As of December 31, 2007 and 2006, we had foreign net deferred tax liabilities of $4.3 million and $4.4 million, respectively.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under SFAS 109, record a valuation allowance against the deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We considered our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. As a result, in the fourth quarter of 2007, we adjusted our valuation allowance by approximately $4.6 million to reflect the realization of deferred tax assets.  In connection with the acquisitions of Printegra and Commercial Envelope, we released valuation allowance against goodwill in the amounts of $7.4 million and $21.5 million, respectively.  In connection with the acquisitions of Cadmus and ColorGraphics, we increased our valuation allowance by $26.6 million and $0.1 million, respectively. In the fourth quarter of 2007, we released all but $7.5 million of these valuation allowances against goodwill.

In 2006, we decreased our valuation allowance by approximately $58.1 million, primarily as a result of utilizing our net operating loss carryforwards principally against the gain on sale of Supremex, which is reflected in discontinued operations. As of December 31, 2006, the total valuation allowance on our net U.S. deferred tax assets was $55.7 million.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At December 31, 2007, we had variable rate debt outstanding of $407.3 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $4.1 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended December 31, 2007, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $8.5 million and $0.6 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cenveo, Inc.
Stamford, Connecticut:

We have audited the accompanying consolidated balance sheet of Cenveo, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule on page S-II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits. The consolidated financial statements of the Company for the years ended December 31, 2006  and 2005 were audited by other auditors whose report is dated February 28, 2007 (March 28, 2008 as to the effects of the restatement discussed in Note 2).

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

In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the financial position of Cenveo, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cenveo, Inc.

We have audited the accompanying consolidated balance sheet of Cenveo, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cenveo, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 13 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

As discussed in Note 2, the consolidated financial statements at and for the year ended December 31, 2006 have been restated.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
February 28, 2007,
except for Note 2, as to which the date is
March 28, 2008

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
		As Restated
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$15,882	$10,558
Accounts receivable, net	344,634	228,912
Inventories	162,908	91,534
Assets held for sale	—	51,966
Prepaid and other current assets	73,358	41,413
Total current assets	596,782	424,383

Property, plant and equipment, net	428,341	251,103
Goodwill	669,802	258,136
Other intangible assets, net	270,622	31,985
Other assets, net	37,175	34,285
Total assets	$2,002,722	$999,892
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$18,752	$7,513
Accounts Payable	165,458	116,180
Accrued compensation and related liabilities	47,153	40,242
Other current liabilities	79,554	63,812
Total current liabilities	310,917	227,747

Long-term debt	1,425,885	667,782
Deferred income taxes	55,181	4,356
Other liabilities	111,413	41,550
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 53,700 and 53,515 shares issued and outstanding as of December 31, 2007 and 2006, respectively	537	535
Paid-in capital	254,241	244,894
Retained deficit	(148,939)	(189,720)
Accumulated other comprehensive (loss) income	(6,513)	2,748
Total shareholders’ equity	99,326	58,457
Total liabilities and shareholders’ equity	$2,002,722	$999,892

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
		As Restated
	2007	2006	2005
Net sales	$2,046,716	$1,511,224	$1,594,781
Cost of sales	1,628,706	1,211,784	1,319,950
Selling, general and administrative	229,961	189,476	218,740
Amortization of intangible assets	10,413	5,473	5,147
Restructuring, impairment and other charges	40,086	41,096	77,254
Operating income (loss)	137,550	63,395	(26,310)
(Gain) loss on sale of non-strategic businesses	(189)	2,035	4,479
Interest expense, net	91,467	60,980	73,821
Loss on early extinguishment of debt	9,256	32,744	—
Other expense (income), net	3,131	(78)	1,143
Income (loss) from continuing operations before income taxes	33,885	(32,286)	(105,753)
Income tax expense (benefit)	9,900	(21,138)	42,348
Income (loss) from continuing operations	23,985	(11,148)	(148,101)
Income from discontinued operations, net of taxes	16,796	126,519	13,049
Net income (loss)	$40,781	$115,371	$(135,052)
Income (loss) per share—basic:
Continuing operations	$0.45	$(0.21)	$(2.96)
Discontinued operations	0.31	2.38	0.26
Net income (loss)	$0.76	$2.17	$(2.70)
Income (loss) per share—diluted:
Continuing operations	$0.44	$(0.21)	$(2.96)
Discontinued operations	0.31	2.38	0.26
Net income (loss)	$0.75	$2.17	$(2.70)
Weighted average shares:
Basic	53,584	53,288	50,038
Diluted	54,645	53,288	50,038

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
		As Restated
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$40,781	$115,371	$(135,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations, net of taxes	(17,007)	(113,477)	—
Loss (income) from discontinued operations, net of taxes	211	(13,042)	(13,049)
Depreciation	55,095	35,220	43,101
Amortization of other intangible assets	10,413	5,473	5,147
Non-cash interest expense, net	1,410	1,728	3,603
Deferred income taxes	8,763	(24,842)	35,665
Non-cash restructuring, impairment and other charges, net	19,729	10,346	32,010
Loss on early extinguishment of debt	9,256	32,744	—
(Gain) loss on sale of non-strategic businesses	(189)	2,035	4,479
Provisions for bad debts	5,363	4,345	3,427
Provisions for inventory obsolescence	2,851	1,900	2,936
Stock-based compensation provision	10,280	5,954	2,505
(Gain) loss on disposal of assets	(369)	379	(555)
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(6,086)	(5,322)	341
Inventories	1,193	3,084	(139)
Accounts payable and accrued compensation and related liabilities	(9,101)	(15,792)	(59,386)
Other working capital changes	(36,580)	(29,802)	8,652
Other, net	(9,805)	(1,778)	2,312
Net cash provided by (used in) continuing operating activities	86,208	14,524	(64,003)
Net cash provided by discontinued operating activities	2,198	8,832	25,330
Net cash provided by (used in) operating activities	88,406	23,356	(38,673)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(627,304)	(49,425)	(3,552)
Capital expenditures	(31,538)	(19,930)	(28,154)
Acquisition payments	(3,653)	(4,653)	(4,053)
Proceeds from sale of property, plant and equipment	8,949	11,475	3,796
Proceeds from divestitures, net	431	3,189	8,377
Net cash used in investing activities of continuing operations	(653,115)	(59,344)	(23,586)
Proceeds from the sale of discontinued operations	73,628	211,529	—
Proceeds from the sale of property, plant and equipment of discontinued operations	—	—	211
Capital expenditures for discontinued operations	—	(632)	(2,603)
Net cash provided by (used in) investing activities of discontinued operations	73,628	210,897	(2,392)
Net cash (used in) provided by investing activities	(579,487)	151,553	(25,978)
Cash flows from financing activities:
Proceeds from issuance of Term Loans	720,000	325,000	—
Proceeds from Unsecured Loan	175,000	—	—
Borrowings under Revolving Credit Facility, net	75,700	15,500	—
Proceeds from exercise of stock options	304	1,956	22,433
Proceeds from excess tax benefit from stock based compensation	67	1,168	—
Repayment of Term Loan B	(324,188)	—	—
Repayment of Cadmus revolving senior bank credit facility	(70,100)	—	—
Repayments of other long-term debt	(29,053)	(13,095)	(3,123)
Repayment of 8⅜% Senior Subordinated Notes	(20,880)	—	—
Repayment of 9⅝% Senior Notes	(10,498)	(339,502)	—
Repayments of Term Loans	(4,900)	(813)	—
(Repayments) borrowings under senior secured revolving credit facility, net	—	(123,931)	45,490
Payment of refinancing fees, redemption, premiums and expenses	(8,045)	(26,142)	—
Payment of debt issuance costs	(5,906)	(3,770)	—
Purchase and retirement of common stock upon vesting of RSUs	(1,302)	(1,786)	(187)
Net cash provided by (used in) financing activities	496,199	(165,415)	64,613
Effect of exchange rate changes on cash and cash equivalents of continuing operations	206	14	107
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	15	170
Net increase in cash and cash equivalents	5,324	9,523	239
Cash and cash equivalents at beginning of year	10,558	1,035	796
Cash and cash equivalents at end of year	$15,882	$10,558	$1,035
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
	Common Stock	Paid-In Capital	Retained (Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2004	$487	$214,902	$(170,039)	$(2,003)	$14,007	$57,354
Comprehensive income (loss):
Net loss			(135,052)			(135,052)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $743					(1,187)	(1,187)
Currency translation adjustment					4,584	4,584
Other comprehensive income						3,397
Total comprehensive loss						(131,655)
Cancellation of restricted shares	(4)	(1,993)		795		(1,202)
Issuance of restricted shares	5	4,030		(4,035)		—
Exercise of stock options	42	22,391				22,433
Purchase and retirement of common stock		(187)				(187)
Amortization of deferred compensation and restricted stock units		289		3,418		3,707
Balance at December 31, 2005	530	239,432	(305,091)	(1,825)	17,404	(49,550)
Comprehensive income (loss) As Restated:
Net income As Restated			115,371			115,371
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $429					6,326	6,326
Unrealized loss on cash flow hedges					(2,992)	(2,992)
Currency translation adjustment					(3,603)	(3,603)
Reclassifications to earnings on sale of discontinued operations:
Currency translation adjustment					(14,387)	(14,387)
Other comprehensive loss						(14,656)
Total comprehensive income As Restated						100,715
Reversal of unamortized deferred compensation on adoption of SFAS 123(R)		(1,825)		1,825		—
Exercise of stock options	5	1,951				1,956
Purchase and retirement of common stock upon vesting of RSUs		(1,786)				(1,786)
Amortization of stock based compensation		5,954				5,954
Excess tax benefit from stock based compensation		1,168				1,168
Balance at December 31, 2006 As Restated	535	244,894	(189,720)	—	2,748	58,457
Comprehensive income (loss):
Net income			40,781			40,781
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $145					(2,131)	(2,131)
Unrealized loss on cash flow hedges, net of tax benefit of $4,985					(7,780)	(7,780)
Currency translation adjustment					6,151	6,151
Reclassifications to earnings on sale of discontinued operations:
Currency translation adjustment					(5,501)	(5,501)
Other comprehensive loss						(9,261)
Total comprehensive income						31,520
Exercise of stock options		304				304
Purchase and retirement of common stock upon vesting of RSUs	2	(1,304)				(1,302)
Amortization of stock based compensation		10,280				10,280
Excess tax benefit from stock based compensation		67				67
Balance at December 31, 2007	$537	$254,241	$(148,939)	$—	$(6,513)	$99,326
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. Cenveo, Inc. and subsidiaries (collectively, the “Company” or “Cenveo”) are engaged in the printing and manufacturing of envelopes, business forms and labels and commercial printing. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol “CVO”.

The Company’s reporting periods for 2007, 2006 and 2005 in this report consist of 52 week periods, ending on the Saturday closest to the last day of the calendar month and ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The accompanying consolidated financial statements are presented as ending on December 31, since the effect of reporting periods not ending on that date are not material.

The consolidated financial statements include the accounts of Cenveo, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. The Company acquired PC Ink Corp. (“Printegra”) and Cadmus Communications Corporation (“Cadmus”) in the first quarter of 2007 and Madison/Graham ColorGraphics, Inc. (“ColorGraphics”) and Commercial Envelope Manufacturing Co. Inc. (“Commercial Envelope”) in the third quarter of 2007 (collectively the “2007 Acquisitions”) (Notes 3, 8, 10, 12, 14 and 19).  The Company’s results for the year ended December 31, 2007 include the operating results of the 2007 Acquisitions subsequent to their respective acquisition dates, except for ColorGraphics, which is included in our operating results from July 1, 2007.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, inventory obsolescence, purchase price allocation, depreciation and amortization lives, asset impairment evaluations, tax assets and liabilities, self-insurance accruals, stock-based compensation and other contingencies. Actual results could differ from estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable. Accounts receivable are recorded at invoiced amounts. As of December 31, 2007 and 2006, accounts receivable were reduced by an allowance for doubtful accounts of $9.9 million and $4.8 million, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. As of December 31, 2007 and 2006, inventory was reduced by an allowance for obsolescence of $7.5 million and $4.9 million, respectively.

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

Computer Software. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and seven years. Net computer software costs included in property, plant and equipment were $7.0 million and $7.9 million as of December 31, 2007 and 2006, respectively.

Debt Issuance Costs. Direct expenses such as legal, accounting and underwriting fees incurred to issue or extend debt, are included in other assets, net in the consolidated balance sheets. Debt issuance costs were $11.6 million and $8.4 million as of December 31, 2007 and 2006, respectively, net of accumulated amortization, and are amortized over the term of the related debt to interest expense. In connection with the acquisition of Cadmus and the Company’s debt refinancing, the Company wrote off $1.7 million

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

of debt issuance costs associated with the debt retired. In connection with the acquisition of Cadmus, ColorGraphics and Commercial Envelope in 2007, the Company capitalized $6.4 million of costs related to the new debt.  In June 2006, the Company refinanced certain of its long-term debt and wrote off approximately $6.6 million of debt issuance costs associated with the debt retired and capitalized $3.8 million of costs related to the Company’s debt (Note 10).  Interest expense includes the amortization of debt issuance costs of $1.5 million, $1.7 million and $3.6 million in 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is reviewed annually in the fourth quarter to determine if there is an impairment, or more frequently if an indication of possible impairment exists. No impairment charges for goodwill or other intangible assets were recorded in 2007, 2006 or 2005.

Other intangible assets primarily arise from the purchase price allocations of businesses acquired and are based on appraisals or internal estimates. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similar to goodwill.

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

Self-Insurance. The Company is self-insured for the majority of its workers’ compensation costs and group health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred but not reported. As of December 31, 2007, the undiscounted worker’s compensation liability was $14.2 million and the discounted liability was $12.2 million using a 4% discount rate.

Financial Instruments. The Company uses derivative financial instruments to hedge exposures to interest rate fluctuations by balancing its exposure to fixed and variable interest rates. The implied gains and losses associated with interest rate swaps offset changes in interest rates.  All derivatives are recorded as other assets or other liabilities in the consolidated balance sheets at their respective fair values with unrealized gains and losses recorded in accumulated other comprehensive (loss) income, net of applicable income taxes. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in results of operations.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, and pricing is fixed or determinable, and collection is reasonably assured.

Since a significant portion of the Company’s products are customer specific, it is common for customers to inspect the quality of the product at the Company’s facility prior to its shipment. Products shipped are not subject to contractual right of return provisions.

The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in other current liabilities in the consolidated balance sheets (Note 9).

Freight Costs. The costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales. Freight costs that are included in the price of the product are included in net sales.

Advertising Costs. All advertising costs are expensed as incurred. Advertising costs were $2.6 million, $2.6 million and $4.0 million in 2007, 2006 and 2005, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at year-end exchange rates. The effects of translation are included as a component of accumulated other comprehensive income in shareholders’ equity in the consolidated balance sheet. Income and expense items and gains and losses are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in other expense (income), net.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) (Note 13).

Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (Note 11).

New Accounting Pronouncements. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”) (Note 11).

Effective January 1, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement - That is, Gross versus Net Presentation (“EITF 06-3”). The task force concluded that either method is acceptable; however, if taxes are reported on a gross basis (included in sales) a company should disclose those amounts, if significant. The Company records sales net of applicable sales tax. The adoption of EITF 06-3 did not have a significant effect on the Company’s consolidated statements of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expends disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for the Company on January 1, 2008. The adoption of SFAS 157 on January 1, 2008, is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP FAS 157-1”) and FASB Staff Position FAS 157-2, “Effective Date of SFAS No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for existing eligible items; therefore, SFAS 159 had no impact on the Company’s consolidated financial statements at January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed on or after January 1, 2009 for the Company. The Company will adopt SFAS 141R on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Restatement

During the fourth quarter of 2007, senior management became aware of unsupported accounting entries that were recorded by a plant controller who had responsibility for two of the Company’s envelope plants. As a result, the Company’s audit committee initiated an internal review conducted by outside counsel under the direction of the audit committee. The review concluded that the accounting irregularities were isolated to those two envelope plants and were committed by that sole former employee.  The accounting irregularities included the recording of unsupported journal entries to enhance the plants financial results through a reduction of cost of goods sold and increases to accounts receivable and inventories and decreases to accounts payable and other current liabilities.  As a result, the Company recorded adjustments to restate its historical consolidated financial statements for the year ending December 31, 2006 and interim periods in 2007, which decreased operating income in 2006 by approximately $2.3 million and approximately $4.4 million in the first nine months of 2007.  As part of this restatement, the Company also recorded an adjustment to reclassify income tax benefits amounting to approximately $13.9 million from discontinued operations to continuing operations as required by paragraph 140 of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and made adjustments for other immaterial errors in its historical consolidated financial statements as of and for the year ended December 31, 2006. See Note 21 for details of the effect on the Company’s interim financial statements.

The following tables summarize the effects of the restatement on the line items included in the balance sheets and statements of operations and cash flows as of and for the year ended December 31, 2006.

Consolidated balance sheet line items (in thousands)
	December 31, 2006
	As Reported	As Restated

Accounts receivable, net	$230,098	$228,912
Inventories	92,406	91,534
Total current assets	426,441	424,383
Total assets	$1,001,950	$999,892

Accounts payable	$116,067	$116,180
Other current liabilities	63,609	63,812
Total current liabilities	227,431	227,747
Other liabilities	40,640	41,550
Retained deficit	(186,436)	(189,720)
Total shareholders' equity	61,741	58,457
Total liabilities and shareholders' equity	$1,001,950	$999,892

Consolidated statement of operations line items (in thousands, except per share data)
	Year Ended
	December 31, 2006
	As Reported	As Restated

Cost of sales	$1,208,500	$1,211,784
Operating income	66,679	63,395
Loss from continuing operations before taxes	(29,002)	(32,286)
Income tax benefit	(7,177)	(21,138)
Loss from continuing operations	(21,825)	(11,148)
Income from discontinued operations, net of taxes	140,480	126,519
Net income	$118,655	$115,371

Income (loss) per share – basic and diluted:
Continuing operations	$(0.41)	$(0.21)
Discontinued operations	2.64	2.38
Net income	$2.23	$2.17

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Restatement (Continued)

Consolidated statement of cash flows line items (in thousands)
	Year Ended
	December 31, 2006
	As Reported	As Restated

Net income	$118,655	$115,371
Gain on sale of discontinued operations, net of taxes	(127,438)	(113,477)
Deferred income taxes	(10,881)	(24,842)
Accounts receivable	(6,508)	(5,322)
Inventories	2,212	3,084
Accounts payable and accrued compensation and related liabilities	(15,905)	(15,792)
Other working capital changes	(23,790)	(29,802)
Other, net	(2,688)	(1,778)
Net cash provided by continuing operating activities	20,739	14,524
Net cash provided by discontinued operating activities	2,617	8,832

3. Acquisitions

Acquisitions are accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses have been recorded at estimated fair value at the date acquired with the excess of the purchase price over the estimated fair value recorded as goodwill.

Commercial Envelope

On August 30, 2007, the Company acquired all of the stock of Commercial Envelope.  Commercial Envelope is one of the largest envelope manufacturers in the United States, with approximately $160.0 million in annual revenues prior to its acquisition by the Company.  The total cash consideration in connection with the Commercial Envelope acquisition, excluding assumed debt of approximately $20.3 million, was approximately $218.0 million, including approximately $3.8 million of related expenses. The Company financed the acquisition of Commercial Envelope with a new $175.0 million senior unsecured loan and borrowings under its existing credit facilities (Note 10).

The following table summarizes, on a preliminary basis, the allocation of the purchase price of Commercial Envelope to the assets acquired and liabilities assumed in the acquisition and remains subject to finalization (in thousands):

Preliminary Purchase Price Allocation
As of August 30, 2007

Current assets	$42,824
Property, plant and equipment	36,757
Goodwill	102,254
Other intangible assets	87,770
Other assets	929
Total assets acquired	270,534
Current liabilities, excluding current portion of long-term debt	9,782
Long-term debt, including current maturities	20,277
Deferred income taxes	21,355
Total liabilities assumed	51,414
Net assets acquired	219,120
Less cash acquired	(1,114)
Cost of Commercial Envelope acquisition, less cash acquired	$218,006

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (Continued)

The Commercial Envelope acquisition preliminarily resulted in $102.3 million of goodwill (Note 8), none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. Such goodwill reflects the substantial value of Commercial Envelope’s historical envelope business. Goodwill also reflects the Company’s expectation of being able to grow the Commercial Envelope business and improve its operating efficiencies through economies of scale.  The acquired identifiable intangible assets, aggregating $87.8 million, include: (1) the Commercial Envelope trademark of $51.4 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Commercial Envelope name, including rebranding our existing commercial envelope operations with the Commercial Envelope name, the long operating history of Commercial Envelope, its existing customer base and its significant market position; (2) customer relationships of $36.0 million, which are being amortized over their estimated weighted average useful lives of 15 years; and (3) covenants not to compete of $0.4 million which are amortizable over their estimated useful lives of five years (Note 8).  The Company also acquired favorable leases of $0.5 million, which are being amortized as an increase to rent expense over their weighted average useful lease term of approximately five years. Each of the above amounts, including the amounts in the above table, represents the estimated fair value of the respective property, plant and equipment and other intangible assets, as determined in accordance with a preliminary appraisal. Commercial Envelope’s results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the August 30, 2007 acquisition date, and are not included for the years ended December 31, 2006 and 2005.

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the Commercial Envelope acquisition as if it had been consummated as of the beginning of each respective year (in thousands, except per share amounts):

	Years Ended December 31,
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$2,046,716	$2,148,368	$1,511,224	$1,664,661
Operating income	137,550	150,168	63,395	84,862
Income (loss) from continuing operations	23,985	23,369	(11,148)	(10,131)
Net income	40,781	40,165	115,371	116,388
Income (loss) per share – basic:
Continuing operations	$0.45	$0.44	$(0.21)	$(0.20)
Discontinued operations	0.31	0.31	2.38	2.38
Net income	$0.76	$0.75	$2.17	$2.18
Income (loss) per share – diluted:
Continuing operations	$0.44	$0.43	$(0.21)	$(0.20)
Discontinued operations	0.31	0.31	2.38	2.38
Net income	$0.75	$0.74	$2.17	$2.18

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual  consolidated results of operations had the Commercial Envelope acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (Continued)

ColorGraphics

On July 9, 2007, the Company acquired all of the stock of ColorGraphics.  ColorGraphics is one of the largest commercial printers in the western United States, with approximately $170.0 million in annual revenues prior to its acquisition by the Company.  ColorGraphics produces high quality annual reports, car books, catalogs and other corporate communication materials.  The total cash consideration in connection with the ColorGraphics acquisition, excluding assumed debt of approximately $28.6 million, was approximately $71.7 million, including approximately $0.9 million of related expenses. The fair values of property, plant and equipment and other intangible assets were determined in accordance with a preliminary appraisal. The ColorGraphics acquisition preliminarily resulted in $39.0 million of goodwill (Note 8), of which approximately $2.1 million is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $22.0 million, include: (1) the ColorGraphics trademark of $18.8 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the ColorGraphics name, and the long operating history, existing customer base and significant market position of ColorGraphics; (2) customer relationships of $2.6 million, which are being amortized over their estimated weighted average useful lives of 11 years; and (3) a non-compete agreement of $0.6 million which is amortizable over its estimated useful life of three years (Note 8).  The Company financed the acquisition of ColorGraphics with its existing credit facilities (Note 10).

ColorGraphics’ results of operations and cash flows have been included in the accompanying consolidated statements of operations and cash flows from July 1, 2007, and are not included in 2006 and 2005. Pro forma results for the years ended December 31, 2007 and 2006, assuming the acquisition of ColorGraphics had been made on January 1, 2006, have not been presented since the effect was not material.

Cadmus

On March 7, 2007, the Company acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly owned subsidiary of the Company. Cadmus is one of the world’s largest providers of content management and print offerings to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450.0 million prior to its acquisition by the Company. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $249.3 million, consisting of: (1) $228.9 million in cash for all of the common stock of Cadmus, (2) payments of $18.3 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans and (3) $2.1 million of related expenses.

The common stock of Cadmus, which traded on the NASDAQ Global Market under the symbol “CDMS”, ceased trading and was delisted following the acquisition.

In connection with the Cadmus acquisition, the Company refinanced its existing indebtedness and $70.1 million of Cadmus debt (Note 10).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (Continued)

The following table summarizes, on a preliminary basis, the allocation of the purchase price of Cadmus to the assets acquired and liabilities assumed in the acquisition and remains subject to finalization (in thousands):

Preliminary Purchase Price Allocation

As of March 7, 2007

Current assets	$97,142
Property, plant and equipment	136,268
Goodwill	230,817
Other intangible assets	111,600
Other assets	6,856
Total assets acquired	582,683
Current liabilities, excluding current portion of long-term debt	57,989
Long-term debt, including current maturities	210,063
Deferred income taxes	7,500
Other liabilities	57,813
Total liabilities assumed	333,365
Net assets acquired	249,318
Less cash acquired	—
Cost of Cadmus acquisition, less cash acquired	$249,318

The Cadmus acquisition preliminarily resulted in $230.8 million of goodwill (Note 8), none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. Such goodwill reflects the substantial value of Cadmus’ historically profitable journal, periodicals and specialty packaging printing business. Goodwill also reflects the Company’s expectation of being able to grow Cadmus’ business and improve its operating efficiencies through economies of scale. The acquired identifiable intangible assets, aggregating $111.6 million, include: (1) the Cadmus trademark of $48.0 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Cadmus name, the long operating history of Cadmus, its existing customer base and its significant market position, and (2) customer relationships of $63.6 million, which are being amortized over their estimated weighted average useful lives of approximately 20 years (Note 8). The Company also acquired unfavorable leases of $3.2 million, which are being amortized as a reduction to rent expense over their weighted average useful lease term of approximately 11 years. Each of the above amounts, including the amounts in the above table, represents the estimated fair value of the respective property, plant and equipment and other intangible assets, as determined in accordance with a preliminary appraisal.

Cadmus’ results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the March 7, 2007 acquisition date and are not included for the years ended December 31, 2006 and 2005.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (Continued)

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the Cadmus acquisition as if it had been consummated as of the beginning of each respective year (in thousands, except per share amounts):

	Years Ended December 31,
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$2,046,716	$2,128,533	$1,511,224	$1,964,395
Operating income	137,550	140,874	63,395	70,532
Income (loss) from continuing operations	23,985	19,029	(11,148)	(18,854)
Net income	40,781	35,825	115,371	107,665
Income (loss) per share – basic:
Continuing operations	$0.45	$0.36	$(0.21)	$(0.36)
Discontinued operations	0.31	0.31	2.38	2.38
Net income	$0.76	$0.67	$2.17	$2.02
Income (loss) per share – diluted:
Continuing operations	$0.44	$0.35	$(0.21)	$(0.36)
Discontinued operations	0.31	0.31	2.38	2.38
Net income	$0. 75	$0.66	$2.17	$2.02

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the Cadmus acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

Printegra

On February 12, 2007, the Company acquired all of the stock of Printegra, with annual sales of approximately $90.0 million prior to its acquisition by the Company. Printegra produces printed business communication documents regularly consumed by small and large businesses, including laser cut sheets, envelopes, business forms, security documents and labels. The aggregate purchase price for Printegra was approximately $78.1 million, which included $0.5 million of related expenses. The fair values of property, plant and equipment and other intangible assets were determined in accordance with a preliminary appraisal. The Printegra acquisition preliminarily resulted in $37.1 million of goodwill (Note 8), of which approximately $4.4 million is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $27.7 million, include: (1) customer relationships of $21.7 million, which are being amortized over their estimated weighted average useful lives of 25 years; and (2) trademarks of $6.0 million, which are being amortized over their estimated weighted average useful lives of approximately 17 years (Note 8).

Printegra’s results of operations and cash flows have been included in the accompanying consolidated statements of operations and cash flows from the February 12, 2007 acquisition date, and are not included for the years ended December 31, 2006 and 2005. Pro forma results for the years ended December 31, 2007 and 2006, assuming the acquisition of Printegra had been made on January 1, 2006, have not been presented since the effect was not material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (Continued)

Deferred Taxes

In connection with the acquisition of Commercial Envelope, the Company recorded a net deferred tax liability of $20.7 million relating to indefinite lived intangible assets, after considering the release of $21.5 million of existing valuation allowances against goodwill recorded.  In connection with the acquisition of ColorGraphics, the Company recorded a net deferred tax liability of $7.0 million.  In connection with the acquisition of Printegra, the Company recorded a net deferred tax liability of $7.4 million and released existing valuation allowances of a like amount against goodwill recorded, in accordance with SFAS 109.

Liabilities Related to Exit Activities

In connection with the above acquisitions, the Company recorded liabilities in the purchase price allocation in connection with its preliminary plan to exit certain activities. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Liabilities recorded at January 1, 2007	$—	$—	$—	$—
Accruals, net	5,641	7,056	1,802	14,499
Payments	(2,188)	(6,561)	(1,451)	(10,200)
Balance at December 31, 2007	$3,453	$495	$351	$4,299

Rx Technology Corporation

On July 12, 2006, the Company completed the acquisition of all of the common stock of Rx Label Technology Corporation, which had annual sales of approximately $35.0 million prior to its acquisition by the Company,  and operates under the name Rx Technology Corporation (“Rx Technology”). Rx Technology specializes in providing pharmacies with labels used to dispense prescription drugs to consumers. The aggregate purchase price paid for Rx Technology was approximately $49.4 million, which included $0.6 million of fees and expenses. The fair values of property, plant and equipment and other intangible assets were determined in accordance with appraisals. The Rx Technology acquisition resulted in $29.1 million of goodwill (Note 8), of which approximately $8.9 million is deductible for income tax purposes. The other identifiable intangible assets determined by an appraisal was $12.9 million of customer relationships which is being amortized over their estimated weighted average useful life of 19 years and $0.6 million of patent technology which is being amortized over six years (Note 8). Rx Technology’s operations are included within the Company’s envelopes, forms and labels segment results, from the date of acquisition. In connection with the acquisition of Rx Technology, the Company recorded a net deferred tax liability of $3.6 million and released existing valuation allowances of a like amount against goodwill recorded, in accordance with SFAS No. 109.

Rex Corporation

On December 27, 2007, the Company signed an agreement to acquire 100% of the outstanding stock of Rex Corporation (“Rex”). Rex is one of the largest independent manufacturers of premium and high-quality packaging solutions and generated annual revenues of approximately $40.0 million for its most recently completed fiscal year. The transaction is expected to be completed in March 2008 and currently expected to be funded using the Company’s Revolving Credit Facility.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Discontinued Operations

On March 31, 2006, the Company sold to the Supremex Income Fund (the “Fund”), all of the shares of Supremex, Inc. and certain other assets (“Supremex”), and received cash proceeds of approximately $119.4 million, net of transaction expenses and subject to the finalization of a working capital adjustment, and approximately 11.4 million units of the Fund (retaining a 36.5% economic and voting interest in the Fund). The March 31, 2006 sale resulted in a pre-tax gain of approximately $124.1 million in the first quarter of 2006, after the allocation of $55.8 million of goodwill to the business as required by SFAS No. 142, Goodwill and Other Intangible Assets. The acquisition agreement pursuant to which the Company sold Supremex on March 31, 2006 to the Fund contains representations and warranties regarding the business that was sold that are customary for transactions of this nature. The acquisition agreement also required the Company to provide specified indemnities (subject to agreed-upon limitations) including, without limitation: (i) an indemnity in the event that its representations and warranties in the acquisition agreement were inaccurate: (ii) an indemnity regarding certain inquiries by the Canadian Competition Bureau; and (iii) an indemnity for certain contingencies.  The Company does not believe that the foregoing representations, warranties and related indemnities will result in the Company making any material payments to the Fund.

In addition, after the March 31, 2006 closing, in April 2006 the Company received approximately (1) $71.4 million of proceeds relating to the March 31, 2006 sale and recorded a pre-tax gain of approximately $1.4 million as a result of the Canadian dollar strengthening against the U.S. dollar, and (2) $20.7 million from the sale of 2.5 million units in the Fund relating to an over-allotment option to the underwriters and recorded a pre-tax gain of approximately $9.3 million, which reduced the Company’s economic and voting interest in the Fund to 28.6%. The Company used a significant portion of the above proceeds received to repay outstanding debt in March and April 2006.

In December 2006, the Company decided to sell its remaining units in the Fund, which it completed in March of 2007 and determined it would not have any significant influence over its investment after the sale.  Discontinued operations include equity income of $6.2 million related to distributions the Company received from the Fund for its retained investment in the Fund after the March 31, 2006 sale through December 31, 2006. As a result of the finalization of the working capital adjustment in December 2006, the Company recorded an additional pre-tax gain on the sale of $3.5 million and a reduction to the gain on sale of $2.7 million as a result of finalization of 2005 tax returns. In 2006, the operating results of the discontinued operations are for the period from January 1, 2006 to March 31, 2006, the date of the sale, and includes equity income from April 1, 2006 through December 31, 2006. As of December 31, 2006, the Company’s investment in the Fund was $46.2 million, which is classified in assets held for sale on the consolidated balance sheet.

On March 13, 2007, the Company sold its remaining 28.6% economic and voting interest in the Fund for $67.2 million and recorded a pre-tax gain in 2007 of approximately $25.4 million. Income from discontinued operations for the year ended December 31, 2007 includes equity income of $2.2 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

The following table summarizes certain statement of operations data for discontinued operations (in thousands):

	2007	2006	2005
Net sales	$—	$41,391	$154,600
Operating income	—	8,838	34,208
Other income	2,065	—	—
Income tax expense	2,276	1,373	19,948
Gain on sale of discontinued operations, net of taxes of $8,427 and $22,456 in 2007 and 2006, respectively	17,007	113,477	—
Income from discontinued operations, net of taxes	16,796	126,519	13,049

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Discontinued Operations (Continued)

Reconciliation of net earnings of the Fund to equity income

The table below presents a reconciliation of the audited Canadian GAAP net earnings of the Fund for the nine months ended December 31, 2006 to the $6.2 million of equity income before withholding taxes reflected in discontinued operations in the Company’s consolidated financial statements (in thousands). The adjustments relate to the difference between the basis of the assets in the Fund’s financial statements which were recorded at fair value at the inception of the Fund and the historical cost basis of the assets in Cenveo’s consolidated financial statements.

Net earnings of the Fund in Canadian dollars	$19,431
Adjustment to earnings of the Fund resulting from the reversal of fair value adjustments in Canadian dollars:
Amortization of intangibles	4,232
Increased cost of sales on inventory step-up	4,304
Decreased amortization of property, plant and equipment	(549)
Income tax effect of above adjustments	(2,492)
Income tax recovery from change in tax rates relating to asset revaluations	(489)
Net earnings of the Fund adjusted to reflect Cenveo’s carrying value under U.S. GAAP	$24,437
Equity income in the Fund at 28.6% in Canadian dollars	6,989
Canadian dollar/U.S. dollar exchange rate	1.13147
Equity income in the Fund in U.S. dollars	$6,177

5. Other Divestitures

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

The following table summarizes the net sales and operating income (loss) of the businesses that were sold for the years ended December 31, (in thousands):

	2006	2005
Net sales	$9,355	$43,773
Operating (loss) income	(1,375)	345

The dispositions of these non-strategic businesses have not been accounted for as discontinued operations in the consolidated financial statements because the Company has continuing involvement with these entities, migration of cash flows to other Cenveo locations has occurred, or the operations are not material.

6. Inventories

Inventories by major category are as follows (in thousands):

	December 31
	2007	2006
Raw materials	$71,075	$28,030
Work in process	34,875	21,285
Finished goods	56,958	42,219
	$162,908	$91,534

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	December 31
	2007	2006
Land and land improvements	$23,734	$13,562
Buildings and improvements	109,673	80,740
Machinery and equipment	577,763	437,910
Furniture and fixtures	12,430	10,771
Construction in progress	18,664	6,974
	742,264	549,957
Accumulated depreciation	(313,923)	(298,854)
	$428,341	$251,103

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for 2007 and 2006 by reportable segment (Note 19) are as follows (in thousands):

	Envelopes, Forms And Labels	Commercial Printing	Total
Balance as of December 31, 2005	$218,038	$93,108	$311,146
Acquisitions	29,122	—	29,122
Dispositions	(55,739)	(747)	(56,486)
Reclassified to assets held for sale	(25,749)	—	(25,749)
Foreign currency translation	—	103	103
Balance as of December 31, 2006	$165,672	$92,464	$258,136
Acquisitions	139,353	271,205	410,558
Foreign currency translation	—	1,108	1,108
Balance as of December 31, 2007	$305,025	$364,777	$669,802

Other intangible assets are as follows (in thousands):

	December 31
	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationship	$153,806	$(22,303)	$131,503	$29,906	$(13,001)	$16,905
Trademarks and trade names	20,521	(3,251)	17,270	14,551	(2,487)	12,064
Patents	3,028	(1,487)	1,541	3,028	(1,218)	1,810
Non-compete agreements	2,316	(1,336)	980	1,640	(1,591)	49
Other	768	(360)	408	768	(331)	437
	180,439	(28,737)	151,702	49,893	(18,628)	31,265
Intangible assets with indefinite lives:
Trademarks	118,200	—	118,200	—	—	—
Pollution credits	720	—	720	720	—	720
Total	$299,359	$(28,737)	$270,622	$50,613	$(18,628)	$31,985

As of December 31, 2007, the weighted average remaining amortization period for customer relationships was 18 years, trademarks and trade names was 26 years, patents was six years, non-compete agreements was four years and other was 27 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Goodwill and Other Intangible Assets (Continued)

Total pre-tax amortization expense for the five years ending December 31, 2012 is estimated to be as follows: $8.5 million, $8.5 million, $8.4 million, $8.2 million and $8.2 million, respectively.

9. Other Current Liabilities

Other current liabilities are as follows (in thousands):
	December 31
	2007	2006
Accrued customer rebates	$19,579	$19,135
Other accrued liabilities	59,975	44,677
	$79,554	$63,812

10. Long-Term Debt

Long-term debt is as follows (in thousands):

	December 31
	2007	2006
Term Loan, due 2013	$715,100	$324,188
7⅞% Senior Subordinated Notes, due 2013	320,000	320,000
8⅜% Senior Subordinated Notes, due 2014 ($104.1 million outstanding principal amount)	106,220	—
Senior Unsecured Loan, due 2015	175,000	—
Revolving Credit Facility, due 2012	91,200	15,500
9⅝% Senior Notes, due 2012	—	10,498
Other	37,117	5,109
	1,444,637	675,295
Less current maturities	(18,752)	(7,513)
Long-term debt	$1,425,885	$667,782

Senior Unsecured Loan

On August 30, 2007, the Company borrowed $175.0 million under a new eight-year unsecured loan facility (the “Senior Unsecured Loan”) with a group of lenders. Proceeds from the Senior Unsecured Loan along with borrowings from the Company’s $200.0 million six-year revolving credit facility (the “Revolving Credit Facility”) and available cash were used to fund the acquisition of Commercial Envelope (Note 3), including retiring certain acquired debt and to pay certain fees and expenses incurred in connection with the acquisition. The Senior Unsecured Loan has a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) plus an interest rate margin, which margin was 4.5% on December 31, 2007, making the interest rate on that date 9.3%. The interest rate margin increases by 0.5% quarterly beginning on January 1, 2008 up to a maximum interest rate of 11.5%.  The Senior Unsecured Loan provides for the conversion by the lenders into senior or senior subordinated exchange notes (the “Exchange Notes”) of the Company similar to the existing indenture relating to the Company’s $320.0 million 7⅞% senior subordinated notes due 2013 (the “7⅞% Notes”) or a substantially similar indenture.  If the Senior Unsecured Loan is converted, the Exchange Notes will bear a fixed rate of interest based on market conditions at the time of conversion.  The Senior Unsecured Loan contains covenants, representations, and warranties substantially similar to the Company’s existing $925.0 million senior secured credit facilities (the “Amended Credit Facilities”) and includes provisions for an underwriting/purchase agreement and a registration rights agreement relating to the resale of the Exchange Notes. The Company capitalized debt issuance costs of approximately $4.6 million, which are being amortized over the remaining life of the Senior Unsecured Loan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Long-Term Debt (Continued)

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

2007 Debt Amendment and Refinancing. On March 7, 2007, in connection with the Cadmus acquisition (Note 3), the Company amended and refinanced its $525.0 million senior secured credit facilities (the “Credit Facilities”). The Credit Facilities, established in June 2006, were comprised of the Revolving Credit Facility and a $325.0 million seven-year term loan facility (the “Term Loan B”). The Credit Facilities were amended by increasing the overall borrowing availability from $525.0 million to $925.0 million to create the Amended Credit Facilities, allowing the Company to: (1) retire the Term Loan B, (2) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility, which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and $600.0 million Term Loan C, and (3) retire any and/or all of the Cadmus 8⅜% senior subordinated notes due 2014 (the “8⅜% Notes”) using a $125.0 million delayed-draw term loan facility. Several customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of the Company’s assets. The Company capitalized debt issuance costs of approximately $0.9 million, which are being amortized over the remaining life of the Amended Credit Facilities. In connection with the Amended Credit Facilities, the Company recorded a loss on early extinguishment of debt of $8.4 million, which includes $6.7 million of related fees and the write-off of $1.7 million of unamortized debt issuance costs.

2006 Debt Refinancing. On June 21, 2006, the Company entered into a senior secured credit agreement with a syndicate of lenders that became the Credit Facilities. The Credit Facilities consisted of the Revolving Credit Facility and the Term Loan B. The Credit Facilities were amended in March 2007 to become the Amended Credit Facilities, which helped facilitate the purchase of Cadmus.  The Credit Facilities contained customary financial covenants, including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Borrowing rates under the Credit Facilities, and now the Amended Credit Facilities are determined at the Company’s option at the time of each borrowing and are based on LIBOR or the prime rate publicly announced from time to time, in each case plus a specified interest rate margin (see “Interest rate swaps”). The Credit Facilities were secured by substantially all of the Company’s assets. Proceeds from the Credit Facilities and other available cash were used to fund a tender offer and consent solicitation (the “Tender Offer”) for any and all of the $350.0 million 9⅝% senior notes due 2012 (the “9⅝% Notes”), to retire the Company’s then existing senior secured credit facility due 2008 (which had no amounts outstanding), and for $3.8 million of debt issuance costs, which were written off in 2007 when the Credit Facilities became the Amended Credit Facilities.

In connection with the debt refinancing in June 2006, the Company incurred a $32.7 million loss on early extinguishment of debt related to the Tender Offer and the retirement of the then existing senior secured credit facility, which consisted of Tender Offer premiums of $25.2 million, the write-off of previously unamortized deferred financing costs of $6.6 million and Tender Offer expenses of $0.9 million.

8⅜% Senior Subordinated Notes

On March 5, 2007, the Company commenced a cash tender offer and consent solicitation (the “Cadmus Tender Offer”) for any and all of the outstanding 8⅜% Notes at total consideration equal to 101.5% of outstanding principal plus any accrued and unpaid interest thereon for 8⅜% Notes validly tendered and not withdrawn by March 16, 2007. Interest on the 8⅜% Notes is payable semi-annually on June 15 and December 15 with no required principal payments prior to maturity on June 15, 2014. In connection with the acquisition of Cadmus, the Company recorded a $2.8 million increase to the value of the 8⅜% Notes to record them at their fair value (Note 3), which fair value increase is being amortized over the life of the 8⅜% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Long-Term Debt (Continued)

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

Supplemental Indentures

The Company entered into supplemental indentures, dated March 7, 2007, July 9, 2007, August 30, 2007 and November 7, 2007 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association  (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. These supplemental indentures provide for, among other things, the assumption by the Company of the obligations of Cadmus under the 8⅜% Notes and such indenture and the addition of: (1) other U.S. subsidiaries of the Company, (2) ColorGraphics and its subsidiary, (3) Commercial Envelope and its subsidiaries and (4) other Canadian subsidiaries of the Company as guarantors of these notes. Simultaneously, the Company entered into supplemental indentures, dated March 7, 2007, July 9, 2007 and August 30, 2007 to the indenture dated February 4, 2004 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the Company’s 7⅞% Notes were issued. These supplemental indentures provide for, among other things, the addition of: (1) the U.S. subsidiaries of Cadmus, (2) ColorGraphics and its subsidiary and (3) Commercial Envelope and its subsidiaries as guarantors of the 7⅞% Notes.

7⅞% Notes

In January 2004, the Company issued $320.0 million of the 7⅞% Notes, with semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to the maturity on December 1, 2013. The Company may redeem these notes, in whole or in part, on or after December 1, 2008, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest. The debt issuance costs for the Senior Subordinated Notes of $7.2 million are being amortized over the term of the notes.

9⅝% Notes

On May 4, 2007, the Company retired the remaining $10.5 million of its 9⅝% Notes for 104.813% of the principal amount plus accrued interest, which was funded with its Revolving Credit Facility.  In connection with the retirement of the 9⅝% Senior Notes, the Company recorded a loss on early extinguishment of debt of $0.5 million, representing premiums paid.

On June 23, 2006, the Company completed the Tender Offer for any and all of its $350 million 9⅝%  Notes and extinguished approximately $339.5 million in aggregate principal amount (approximately 97% of the outstanding amount) that were tendered and accepted for purchase under the terms of the Tender Offer.

Other Debt

Other debt of approximately $37.1 million at December 31, 2007, consists primarily of equipment loans assumed in the acquisition of Cadmus, ColorGraphics and Commercial Envelope. Of this debt, $21.0 million had variable interest rates with an average interest rate of 6.0%, while $16.1 million had an average fixed interest rate of 5.8%.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Long-Term Debt (Continued)

The aggregate annual maturities for long-term debt are as follows (in thousands):

2008	$18,752
2009	15,073
2010	13,612
2011	11,946
2012	99,956
Thereafter	1,283,199
$1,442,538

Cash interest payments on long-term debt were $89.2 million in 2007, $68.0 million in 2006 and $68.9 million in 2005.

The estimated fair value of the Company’s long-term debt was $1.3 billion and $665.9 million at December 31, 2007 and 2006, respectively.

The Amended Credit Facilities and the Senior Unsecured Loan contain certain restrictions that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. The Company is also required to comply with maximum consolidated leverage ratio and minimum consolidated interest coverage ratio financial covenants pertaining to the Amended Credit Facilities and the Senior Unsecured Loan, as well as provide certain financial information on a quarterly basis, including maintaining effective internal controls.

As of December 31, 2007, the Company was in compliance with all covenants under its debt agreements.

Interest rate swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  In 2007 and 2006 the Company entered into $375.0 million and $220.0 million, respectively, of such interest rate swaps. As of December 31, 2007 and 2006, the Company had $595.0 million and $220.0 million, respectively, of such interest rate swaps. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged (Note 16). As of December 31, 2007, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

11. Income Taxes

Income (loss) from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

	2007	2006	2005
Domestic	$35,712	$(33,975)	$(105,403)
Foreign	(1,827)	1,689	(350)
	$33,885	$(32,286)	$(105,753)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Income Taxes (Continued)

Income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, consisted of the following (in thousands):

	2007	2006	2005
Current tax expense (benefit):
Federal	$747	$3,082	$5,839
Foreign	(1,300)	247	595
State	1,690	375	249
	1,137	3,704	6,683
Deferred expense (benefit):
Federal	7,400	(23,353)	31,853
Foreign	(703)	33	(239)
State	2,066	(1,522)	4,051
	8,763	(24,842)	35,665
Income tax expense (benefit)	$9,900	$(21,138)	$42,348

A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company’s actual income tax expense (benefit) for the years ended December 31, is summarized as follows (in thousands):

	2007	2006	2005
Expected tax expense (benefit) at federal statutory income tax
Rate	$11,860	$(11,300)	$(37,013)
State and local income tax expense (benefit)	2,352	(1,130)	(3,701)
Change in valuation allowance	(4,621)	(11,593)	79,951
Change in contingency reserves	299	—	2,073
Utilization of foreign tax credits, net	—	—	(91)
Non-U.S. tax rate differences	(478)	(306)	524
Non-deductible expenses	1,349	873	709
Non-deductible investment expense	274	1,248	254
Expiration of net operating losses	—	565	516
Statutory foreign rate change	(921)	—	—
Other	(214)	505	(874)
Income tax expense (benefit)	$9,900	$(21,138)	$42,348

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Income Taxes (Continued)

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded to reduce deferred tax assets when it is “not more likely than not” that a tax benefit will be realized. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities of the Company at December 31, are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$85,873	$74,094
Capital loss carryback	3,621	—
Compensation and benefit related accruals	32,424	15,986
Foreign tax credit carryforwards	16,661	16,662
Alternative minimum tax credit carryforwards	8,119	9,180
Accounts receivable	3,808	1,288
Restructuring accruals	6,539	4,769
Gain on discontinued operations	—	13,879
Accrued tax and interest	12,128	—
Other	9,779	7,996
Valuation allowance	(30,780)	(55,746)
Total deferred tax assets	148,172	88,108

Deferred tax liabilities:
Property, plant and equipment	(68,085)	(48,697)
Goodwill and other intangible assets	(118,686)	(26,954)
Inventory	842	(2,659)
Other	531	(2,425)
Total deferred tax liabilities	(185,398)	(80,735)
Net deferred tax (liability) asset	$(37,226)	$7,373

The net deferred tax asset (liability) as of December 31, includes the following (in thousands):

	2007	2006
Current deferred tax asset (included in prepaid and other current assets)	$17,955	$4,070
Long-term deferred tax asset (included in other assets, net)	—	7,659
Long-term deferred tax liability	(55,181)	(4,356)
Total	$(37,226)	$7,373

The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $85.9 million as of December 31, 2007. The Company utilized all of its capital loss carryforwards in 2006. Net operating loss carryforwards of $220.7 million will expire in 2023 through 2026, foreign tax credit carryforwards of $16.7 million will expire in 2012 through 2015 and alternative minimum tax credit carryforwards of $8.1 million do not have an expiration date.

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under SFAS 109, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance. As a result, in the fourth quarter of 2007, the Company adjusted its valuation allowance to reflect the realization of deferred tax assets of $4.6 million as reflected in the effective tax rate. In 2006, the Company decreased its valuation allowance by approximately $58.1 million, primarily as a result of utilizing its net operating loss carryforwards, principally against the gain on sale of Supremex and certain other assets, which is reflected in discontinued operations (Note 4).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Income Taxes (Continued)

During 2005, due to insufficient positive evidence substantiating recoverability, the Company increased its valuation allowance against its net U.S. deferred tax assets by $87.1 million, which included $7.1 million relating to the tax benefit from stock-based compensation. This resulted from management determining that it would no longer implement prior identified tax planning strategies.

The remaining portion of the Company’s valuation allowance as of December 31, 2007 will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the adoption of FIN 48, the Company did not record an adjustment to its liability for unrecognized income tax benefits or retained deficit. Included in the balance of unrecognized tax benefits at December 31, 2007 are $0.4 million of tax benefits that, if recognized would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at December 31, 2007 are tax benefits that, if recognized would result in a decrease to goodwill of $4.5 million and tax benefits that, if recognized would result in adjustments of $13.5 million to other tax accounts. The Company does not believe that it is reasonably possible that its unrecognized tax benefits will change significantly in the next twelve months. The company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the uncertain tax benefits noted above, the company accrued penalties of $0.1 million and interest of $1.8 million during 2007 and, in total, as of December 31, 2007, has recognized a liability for penalties of $0.4 million and interest of $5.0 million.

 The Company's unrecognized tax benefit activity for 2007 was as follows:

Unrecognized tax benefit – January 1, 2007	$10,748
Gross increases - tax positions in prior period	540
Gross decreases - tax positions in prior period	—
Gross increases - tax positions in current period	6,743
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefit – December 31, 2007	$18,031

The Internal Revenue Service (“IRS”) has reviewed the Company’s federal income tax returns through 2002. The Company’s federal income tax returns for tax years after 2003 remain subject to examination by the IRS. The various states in which the Company is subject to income tax are generally open for the tax years after 2003. In Canada, the Company remains subject to audit for tax years after 2002. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

Net cash payments for income taxes were $3.8 million in 2007, $2.7 million in 2006 and $1.5 million in 2005.

12. Restructuring, Impairment and Other Charges

The Company has two cost savings plans, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring, Impairment and Other Charges (Continued)

2007 Cost Savings and Integration Plan

The Company has formulated its preliminary cost savings and integration plan related to the 2007 Acquisitions. In connection with the implementation of this plan, during 2007, the Company closed an envelope plant in O’Fallon, Missouri, a forms plant in Girard, Kansas and commercial printing plants in San Francisco, California, Seattle, Washington and Philadelphia, Pennsylvania and reduced headcount by approximately 500 employees.  The Company integrated these operations into acquired and other Company operations.  The following table and discussion present the details of the expenses recognized in the year ended December 31, 2007 as a result of this plan.

 2007 Activity

Restructuring and impairment charges for the year ended December 31, 2007 are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$2,381	$2,684	$5,065
Asset impairments	3,989	4,159	8,148
Equipment moving expenses	1,389	1,166	2,555
Lease termination expenses	126	3,773	3,899
Multi-employer pension withdrawal expenses	—	2,092	2,092
Building clean-up and other expenses	885	1,784	2,669
Total restructuring and impairment charges	$8,770	$15,658	$24,428

Envelopes, Forms and Labels. As a result of the above closures, the envelopes, forms and labels segment recorded employee separation costs of $2.4 million related to workforce reductions, asset impairment charges of $4.0 million related to equipment taken out of service, equipment moving expenses of $1.4 million for the redeployment of equipment, lease termination expenses of $0.1 million and building clean-up and other related expenses of $0.9 million.

Commercial Printing. As a result of the above closures, the commercial printing segment recorded employee separation costs of $2.7 million related to workforce reductions, asset impairment charges of $4.2 million related to equipment taken out of service, equipment moving expenses of $1.2 million for the redeployment of equipment, lease termination expenses of $3.8 million, a pension withdrawal liability of $2.1 million and building clean-up and other related expenses of $1.8 million.

A summary of the activity charged to the restructuring liabilities as a result of the 2007 cost savings and integration plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 31, 2006	$—	$—	$—	$—
Accruals, net	3,899	5,065	2,092	11,056
Payments	(317)	(4,524)	—	(4,841)
Balance at December 31, 2007	$3,582	$541	$2,092	$6,215

2005 Cost Savings and Restructuring Plan

In the fourth quarter of 2007, the senior management team of Cenveo completed the implementation of its 2005 cost savings and restructuring plan that it initiated in September 2005, including the consolidation of the Company’s purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending. As a result of these actions, the Company reduced headcount by approximately 100 employees and closed and consolidated two commercial printing operations in 2007. The following tables and discussion present the details of the expenses recognized as a result of this plan in the three years ended December 31, 2007, 2006 and 2005.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring, Impairment and Other Charges (Continued)

2007 Activity

Restructuring and impairment charges for the year ended December 31, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,888	$2,960	$251	$5,099
Asset impairments, net of gain on sale	(349)	4,242	—	3,893
Equipment moving expenses	792	554	—	1,346
Lease termination expenses	(132)	1,471	112	1,451
Building clean-up and other expenses	381	3,394	94	3,869
Total restructuring and impairment charges	$2,580	$12,621	$457	$15,658

Envelopes, Forms and Labels. The envelopes, forms and labels segment incurred employee separation costs of $1.9 million related to workforce reductions, asset impairment charges related to equipment taken out of service, net of gain on sale, of $(0.4) million, equipment moving expenses of $0.8 million for the redeployment of equipment, lease termination income of $(0.1) million and building clean-up and other expenses of $0.4 million related to locations that were closed in 2006.

Commercial Printing. The commercial printing segment closed plants in Houston, Texas and Indianapolis, Indiana during 2007 and consolidated certain of their activities into other locations.  As a result these plant closures, the commercial printing segment incurred employee separation costs of $3.0 million related to workforce reductions, asset impairment charges of $4.2 million related to equipment taken out of service, equipment moving expenses of $0.6 million, lease termination expenses of $1.5 million and building clean-up and other expenses of $3.4 million.

2006 Activity

During 2006, the Company reduced headcount by approximately 900 employees, consolidated seven manufacturing facilities and closed three printing operations.

Restructuring and impairment charges for the year ended December 31, 2006 are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$6,746	$11,663	$1,438	$19,847
Asset impairments, net of gain on sale	2,697	935	—	3,632
Equipment moving expenses	4,972	1,398	—	6,370
Lease termination expense (income), net	2,187	2,104	(276)	4,015
Building clean-up and other expenses	1,734	5,460	38	7,232
Total restructuring and impairment charges	$18,336	$21,560	$1,200	$41,096

Envelopes, Forms and Labels. In 2006, the envelopes, forms and labels segment closed plants in Denver, Colorado, Chestertown, Maryland, Kankakee, Illinois, Phoenix, Arizona, Terre Haute, Indiana and Atlanta, Georgia and consolidated their activities into other plants and closed an office location. As a result of these closures, locations closed in the fourth quarter of 2005 and cost savings initiatives at other locations, the segment recorded employee separation costs of $6.7 million related to workforce reductions, asset impairment charges of $2.7 million, net of the gain on sale of a facility of $1.9 million, and equipment moving expenses of $5.0 million for the redeployment of equipment. In addition, the segment recorded lease termination expenses of $2.2 million, representing the net present value of costs that were not expected to be recovered over the remaining terms of three leased facilities no longer in use and building clean-up and other expenses of $1.7 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring, Impairment and Other Charges (Continued)

Commercial Printing. In 2006, the commercial printing segment closed plants in Denver, Colorado, Phoenix, Arizona, Cambridge, Maryland, Glen Burnie, Maryland and Fenton, Missouri. As a result of these closures, locations closed in the fourth quarter of 2005 and cost savings initiatives at other locations, the segment recorded employee separation costs of $11.7 million related to workforce reductions, asset impairment charges of $2.8 million, net of the gain on sale of a facility of $(1.9) million, equipment moving expenses of $1.4 million for the redeployment of equipment, lease termination expenses of $2.1 million representing the net present value of costs that were not expected to be recovered over the remaining terms of three leased facilities no longer in use and building clean-up and other expenses of $5.5 million.

Corporate. The Company incurred employee separation costs of $1.4 million and recorded lease termination income of $0.3 million resulting from adjusting its estimate of the net present value of the cost of the lease that is not expected to be recovered over its remaining life, upon subleasing its former corporate headquarters.

2005 Activity

The following table and discussion present the details of the expenses recognized in 2005 as a result of new senior management’s cost savings plan, as well as, restructuring expenses incurred as a result of programs initiated by the Company prior to September 2005. As a result of these actions in 2005, the Company reduced headcount by approximately 1,900 employees, consolidated three manufacturing facilities and closed three printing facilities. In addition, the Company incurred charges during 2005 related to a special meeting of shareholders and the changes made to the board of directors and management. These expenses are also included in the table and the discussion that follow:

Restructuring, impairment and other charges for the year ended December 31, 2005 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$6,487	$9,348	$10,572	$26,407
Asset impairments	5,066	20,340	853	26,259
Equipment moving expenses	338	454	—	792
Lease termination expenses	41	1,586	4,124	5,751
Multi-employer pension withdrawal expenses	541	409	—	950
Building clean-up and other expenses	67	313	—	380
Total restructuring charges	12,540	32,450	15,549	60,539
Other charges	—	3,917	12,798	16,715
Total restructuring, impairment and other charges	$12,540	$36,367	$28,347	$77,254

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring, Impairment and Other Charges (Continued)

For the plant closures planned in 2006, the segment incurred $0.1 million in employee separation costs, recorded impairment charges of $2.8 million related to equipment at these plants that it took out of service in 2006 and equipment moving expenses of $0.1 million.  The segment incurred employee separation costs of $5.5 million at other locations relating to the Company’s cost savings programs.

Commercial Printing. The commercial printing segment completed the merger of its two plants in Seattle, Washington and its two plants in San Francisco, California, which cost $0.3 million.  The segment closed two plants in Atlanta, Georgia and a plant in Waterbury, Connecticut and a small operation in Phoenix, Arizona. The segment recorded impairment charges of $3.8 million for equipment taken out of service or sold for less than its carrying value. Employee separation costs incurred for these four plant closures were $1.9 million. The cost incurred to redeploy equipment was $0.4 million. In addition, during 2005, the segment ceased use of three leased buildings and recorded lease termination expenses of $1.5 million.

For the planned plant closures in 2006, the segment recorded impairment charges of $12.5 million related to the equipment at the plants that it took out of service or sold in 2006. The segment incurred withdrawal liabilities of $0.4 million from several multi-employer pension plans in 2005 and employee separation costs of $7.4 million at other locations relating to the Company’s cost savings programs. In addition, new senior management terminated the implementation of a segment wide information system, for which a portion of the investment and other related information technology projects of $3.9 million was written-off. Other charges recorded by the segment include the settlement of a legal matter and the cost of legal matters that were settled in 2006.

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

Other charges include the following:

•
In April 2005, the Company engaged an investment banking firm as a financial advisor to assist the then current board of directors in its evaluation of the Company’s strategic alternatives and incurred fees of $3.2 million.

•	Legal and other fees incurred in connection with the special meeting of shareholders of $4.9 million.
•	In January 2005, the Company’s Chief Executive Officer resigned and the cost incurred as a result of this resignation was $2.1 million.
•
Under the Company’s Long-Term Incentive Plan, the change in the board of directors in September 2005 constituted a change of control and accelerated the vesting of the restricted stock issued to certain executives. The compensation expense recognized by the Company as a result of the vesting of this restricted stock was $2.6 million.

A summary of the activity charged to the restructuring liabilities as a result of the 2005 cost savings and restructuring plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 31, 2005	$6,067	$3,734	$950	$10,751
Accruals, net	4,015	19,847	—	23,862
Payments	(4,541)	(22,154)	(308)	(27,003)
Balance at December 31, 2006	5,541	1,427	642	7,610
Accruals, net	1,451	5,099	—	6,550
Payments	(3,099)	(4,463)	(345)	(7,907)
Balance at December 31, 2007	$3,893	$2,063	$297	$6,253

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock-Based Compensation

The Company’s 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) was approved in May 2007 and authorizes the issuance of 2,000,000 shares of the Company’s common stock, no more than 1,500,000 of which may be issued with respect to restricted shares, restricted share units ("RSUs") or other stock-based awards. Any shares not used for these awards may be used for awards of stock options and stock appreciation rights. In addition, the plan authorizes cash performance awards. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by approximately 916,000 as of December 31, 2007.

The Company’s outstanding unvested stock options have maximum contractual terms of up to ten years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted shares vest ratably over four years. The Company has no outstanding stock appreciation rights. The Company’s outstanding RSUs principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or exercise of other equity awards.

Effective with the adoption of SFAS 123(R) on January 1, 2006, the Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, restricted stock and restricted share units, based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used in 2005 and prior. The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use the retrospective application method. Thus, amortization of the fair value of all nonvested grants as of January 1, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in the Company’s results of operations commencing January 1, 2006, and prior periods have not been restated. As required under SFAS 123(R), the Company reversed the unearned compensation component of shareholders’ deficit with an equal offsetting reduction of paid-in capital as of January 1, 2006 and is now increasing paid-in capital for share-based compensation costs recognized during the period. Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, rather than as forfeitures occur as presented under the previous pro forma disclosure provisions of SFAS 123 subsequently set forth in this footnote. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 1, 2006 are valued in accordance with SFAS 123(R). Under SFAS 123(R), the Company has chosen (1) the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) for purposes of determining the fair value of stock options granted commencing January 1, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations was $10.3 million, $6.0 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total share-based compensation expense recognized in restructuring, impairment and other charges in the Company’s consolidated statements of operations was $2.7 million in 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income from continuing operations before income taxes and net income in 2006 was $3.3 million lower than if it had continued to account for share-based compensation under Accounting Principles Board Opinion 25 (“APB 25”). Basic and diluted income per share in 2006 was $0.06 lower than if the Company had to account for share-based compensation under APB 25. Net cash used in operating and financing activities in 2006 were the same as if the Company had continued to account for share-based compensation under APB 25.

As of December 31, 2007, there was approximately $36.9 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.0 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock-Based Compensation (Continued)

Stock Options

A summary of the Company’s outstanding stock options as of and for the year ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at January 1, 2007	3,326,780	$14.71
Granted	780,000	17.89
Exercised	(34,175)	8.92		$463
Forfeited	(222,625)	18.84
Outstanding at December 31, 2007	3,849,980	15.14	4.8	$13,661
Exercisable at December 31, 2007	1,316,855	12.71	4.5	$7,503

________________________
(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2007 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

A summary of the Company’s outstanding stock options as of and for the year ended December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at January 1, 2006	2,365,961	$8.95
Granted	1,570,000	20.55
Exercised	(329,814)	6.03		$3,479
Forfeited	(279,367)	8.99
Outstanding at December 31, 2006	3,326,780	14.71	5.7	$21,589
Exercisable at December 31, 2006	549,280	9.32	5.4	$6,529
________________________
(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2006 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock-Based Compensation (Continued)

The following table summarizes the activity of stock options for the year ended December 31, 2005:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	6,868,100	$5.55
Granted	2,308,000	9.17
Exercised	(4,661,854)	4.82
Expired/cancelled	(2,148,285)	7.06
Options outstanding at December 31, 2005	2,365,961	8.97
Options exercisable at December 31, 2005	535,961	6.83

The total intrinsic value of stock options exercised during 2005 was approximately $19.5 million.

The weighted-average grant date fair value of stock options granted during the three years ended December 31, 2007, at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions are as follows:

	2007	2006	2005
Weighted average fair value of option grants during the year	$6.31	$9.56	$5.08
Assumptions:
Expected option life in years	4.25	4.27	4.81
Risk-free interest rate	4.05%	4.75%	4.40%
Expected volatility	0.363	0.516	0.624
Expected dividend yield	0.0%	0.0%	0.0%

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock-Based Compensation (Continued)

Restricted Shares and RSUs

A summary of the Company’s nonvested restricted shares and RSUs as of and for the three years ended December 31, 2007 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2005	932,788	$4.40	—	—
Granted	485,680	8.47	236,600	$9.69
Vested	(739,449)	5.48	—	—
Forfeited	(479,019)	4.72	—	—
Outstanding at December 31, 2005	200,000	9.52	236,600	9.69
Granted	—	—	532,150	20.55
Vested	(50,000)	9.52	(141,600)	9.81
Forfeited	—	—	(20,000)	9.52
Outstanding at December 31, 2006	150,000	9.52	607,150	19.19
Granted	—	—	761,750	17.89
Vested	(50,000)	9.52	(173,900)	20.55
Forfeited	—	—	(62,850)	18.97
Outstanding at December 31, 2007	100,000	9.52	1,132,150	18.36

The total fair value of restricted shares and RSUs which vested during 2007 was $0.9 million and $3.1 million, respectively, as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2006 was $1.0 million and $2.9 million, respectively, as of the respective vesting dates.

2005 Pro Forma Information

The accompanying consolidated statements of operations for 2005 were not restated since the Company elected not to use the retrospective application method under SFAS 123(R). A summary of the effect on net loss and net loss per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model) and restricted shares is as follows (in thousands except per share data):

2005
Net loss as reported	$135,052
Reversal of share-based compensation expense determined under the intrinsic value method included in net loss, net of taxes	(2,505)
Recognition of share-based compensation expense determined under the fair value method, net of taxes	8,962
Pro forma net loss	$141,509
Net loss per share—basic and diluted:
As reported	$2.70
Pro forma	$2.83

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock-Based Compensation (Continued)

Under the Plan, the change in the Company’s board of directors on September 12, 2005, triggered the change of control provision of the Plan. Accordingly, all outstanding stock options and restricted stock vested on September 12, 2005. The amount of stock-based compensation expense reflected in the pro forma calculation of net loss per share for 2005 is primarily the result of the acceleration in the vesting of the outstanding stock options and restricted stock.

The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of parameters, such as stock price volatility that must be estimated from historical data. The Company’s stock option awards to employees have characteristics significantly different from those of traded options and parameter estimation methodologies can materially affect fair value estimates.

In November 2005, the FASB issued FASB Staff Position (“FSP”), No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). This election is not available for adoption until January 1, 2007. The Company has determined not to use the alternative method.

14. Retirement Plans

Savings Plan. The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2007 and 2006, the Company only matched certain union employee’s voluntary contributions and contributions required under the purchase agreements related to the 2007 Acquisitions. In 2005, the Company matched a certain percentage of each employee’s voluntary contribution. All contributions made by the Company were made in cash and allocated pro-rata to the funds selected by the employee. Company contributions to the plan were approximately $1.1 million in 2007, $0.4 million in 2006 and $6.0 million in 2005. The plan held 2,024,442 shares of the Company’s common stock at December 31, 2007.

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

In connection with the acquisition of Cadmus, the Company assumed certain defined benefit pension plans, including participation in one multi-employer retirement plan that provides defined benefits to associates covered by two collective bargaining agreements. The defined benefit plans provide benefit payments using formulas based on an associate’s compensation and length of service, or stated amounts for each year of service. Prior to the Company’s acquisition of Cadmus, the benefits under the Cadmus pension plans, except for one plan, were frozen to mitigate the volatility in pension expense and required cash contributions expected in future years. The Cadmus pension plans were under-funded by approximately $37.5 million as of the acquisition date (Note 3).

Supplemental Executive Retirement Plans. As a result of an acquisition in 2000 and the acquisition of Cadmus in 2007, the Company assumed responsibility for supplemental executive retirement plans (“SERP”), which provide benefits to certain former directors and executives. For accounting purposes, these plans are unfunded; however, the predecessor company had purchased annuities, which are included in other assets, net in the consolidated balance sheets. These annuities cover a portion of the liability to the participants in these plans and the income from the annuities offsets a portion of the cost of the plans.

Other Postretirement Plans. Cadmus also maintained separate postretirement benefit plans (medical and life insurance (“OPEB”)) for certain of its former associates. Certain Cadmus associates are eligible for retiree medical coverage for themselves and their spouses if they retire on or after reaching age 55 with ten or more years of service. Benefits differ depending upon the date of retirement. The Cadmus postretirement plans were under-funded by approximately $2.7 million as of the acquisition date (Note 3).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Retirement Plans (Continued)

In September 2006, the FASB issued SFAS 158. This standard requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in accumulated other comprehensive income. For the Company, the requirement to recognize the funded status of its benefit plans and the disclosure requirements became effective as of December 31, 2006.  The Company’s current measurement date is the date of its fiscal year end; therefore, the measurement date requirement under SFAS 158 had no impact on the Company. In 2007, the Company has recognized changes in the funded status, which occurs through accumulated other comprehensive income on its consolidated balance sheet.

The effect of applying SFAS 158 on the accompanying consolidated balance sheet as of December 31, 2006, was (in thousands):

	Before Application of SFAS 158	Effect of Applying SFAS 158	After Application of SFAS 158
Other assets, net	$34,327	$(42)	$34,285
Total assets	999,934	(42)	999,892
Other liabilities	41,145	405	41,550

Accumulated other comprehensive income	3,111	(363)	2,748
Total shareholders’ equity (deficit)	58,820	(363)	58,457
Total liabilities and shareholders’ equity (deficit)	999,934	(42)	999,892

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Retirement Plans (Continued)

The following table sets forth the financial status of the Company’s U.S. pension plans and the SERP including plans acquired as a result of the acquisition of Cadmus, and the amounts recognized in the consolidated balance sheets as of December 31, 2007 and 2006 (in thousands).

	Pension Plans		SERPs		OPEB
	2007	2006	2007	2006	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$11,531	$11,888	$8,463	$8,023	$—
Projected benefit obligation assumed from acquisitions	141,970	—	9,206	—	2,641
Service cost	413	169	—	—	—
Interest cost	7,605	668	1,002	1,393	124
Participant contributions	—	—	—	—	—
Actuarial (gain) loss	342	(559)	760	—	(99)
Foreign currency translation	—	—	—	—	—
Benefits paid	(6,068)	(635)	(2,216)	(953)	(241)
Benefit obligation at end of year	$155,793	$11,531	$17,215	$8,463	$2,425
Change in plan assets:
Fair value of plan assets at beginning of year	$9,522	$8,596	$—	$—	$—
Fair value of plan assets assumed from acquisitions	113,701	—	—	—	—
Actual return on plan assets	7,056	1,022	—	—	—
Participant contributions	—	—	—	—	—
Employer contributions	8,778	539	2,216	—	241
Foreign currency translation	—	—	—	—	—
Benefits paid	(6,068)	(635)	(2,216)	—	(241)
Fair value of plan assets at end of year	132,989	9,522	—	—	—
Funded status	$(22,804)	$(2,009)	$(17,215)	$(8,463)	$(2,425)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$4,720	$(3,320)	$760	$—	$(99)
Prior service cost	26	(34)	—	—	—
Total	$4,746	$(3,354)	$760	$—	$(99)
Amounts recognized in the consolidated balance sheets
Other assets	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—
Current liabilities	—	—	1,940	985	287
Long-term liabilities	22,804	2,009	15,275	7,478	2,138
Total liabilities	$22,804	$2,009	$17,215	$8,463	$2,425

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Retirement Plans (Continued)

The components of the net periodic pension expense for the U.S. pension, SERP and OPEB plans for the years ended December 31, was as follows (in thousands):

	2007	2006	2005
Service cost	$413	$169	$173
Interest cost on projected benefit obligation	8,731	2,061	1,196
Expected return on plan assets	(8,339)	(703)	(710)
Net amortization and deferral	8	8	8
Recognized actuarial loss	224	267	200
Net periodic pension expense	$1,037	$1,802	$867

The assumptions used in computing the net pension expense and the funded status were as follows:

	2007	2006	2005
Weighted average discount rate	6.00%	6.00%	5.50-5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	3.50-4.00%

The discount rate assumption used to determine the Company’s pension obligations at December 31, 2007 takes into account the cash flow benefit and the yields on high-quality corporate bonds that would be available to provide for the payment of the cash flow benefit. The ultimate rate is developed by calculating the weighted average duration of the benefit liabilities and matching that to the average yield as of December 31, 2007 on corporate Aa-rated bonds with the same duration.

The discount rate assumption used to determine the Company’s pension obligations at December 31, 2006, was based on a yield curve, with the result rounded to the nearest 0.25%. The yield curve was designed to provide a means to value the obligations of  pension plans or postretirement benefit plans. The yield curve is a hypothetical double-A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a credit rating of Aa or better by Moody’s Investor Service, Inc. or a credit rating of AA or better by Standard & Poor’s. The discount rate assumptions for the pension expenses in 2006 and the obligations at December 31, 2006 and 2005 were also based on the yield curve.

The expected long-term rate of return on plan assets of 8.0% is based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.

The range of asset allocations and the target allocations for the investments as of December 31, were as follows:

	U.S. Plans
	2007	2006	Target
Equity securities	56-75%	67%	68%
Debt securities, including cash	14-35%	27%	27%
Real estate	4-11%	6%	5%
	100%	100%	100%

The Company’s investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are diversified with a blend of equity and fixed income securities. Equity investments are diversified by including U.S. and non-U.S. stocks, growth stocks, value stocks and stocks of large and small companies.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Retirement Plans (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets as of December 31, were as follows (in thousands):

	U.S. Plans
	2007	2006
Projected benefit obligation	$173,008	$11,531
Accumulated benefit obligation	172,365	11,202
Fair value of plan assets	132,989	9,522
The Company expects to contribute approximately $10.0 million to its pension plans and approximately $1.0 million to its SERP plans in 2008.

The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2008 through 2012, and in the aggregate for the years 2013 through 2017, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2008	$8,036	$1,895	$295
2009	8,331	1,869	276
2010	8,481	1,729	260
2011	8,621	1,656	242
2012	8,924	1,751	224
2013 – 2017	48,150	7,028	928

Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $3.7 million in 2007, $3.1 million in 2006 and $3.2 million in 2005. In 2007 and 2005, the Company recorded withdrawal liabilities of $2.1 million and $1.0 million, respectively, from certain multi-employer pension plans that were incurred in connection with its restructuring program (Note 12).

15. Commitments and Contingencies

Leases. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2018 (Note 12). Certain leases include renewal and purchase options. As of December 31, 2007, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year were as follows (in thousands):

2008	$34,944
2009	27,555
2010	21,251
2011	16,613
2012	12,833
Thereafter	33,514
Total	$146,710

Aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2007 are approximately $0.3 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Commitments and Contingencies (Continued)

Rent expense was $43.4 million in 2007, $36.1 million in 2006 and $39.3 million in 2005.

Concentrations of Credit Risk. The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are generally limited due to the Company’s customer base and its dispersion across different industries and geographic areas.

Letters of Credit. As of December 31, 2007, the Company had outstanding letters of credit of approximately $24.6 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will be significant.

Litigation. The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations (Note 12).

Tax Audits. The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company’s financial position or its results of operations (Note 11).

16. Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) income was as follows (in thousands):

	December 31
	2007	2006
Currency translation adjustments	$8,595	$7,945
Unrealized loss on cash flow hedges, net of tax benefit of $4,986	(10,772)	(2,992)
Pension liability adjustments, net of tax expense of $1,294	(4,336)	(2,205)
Accumulated other comprehensive (loss) income	$(6,513)	$2,748

As of December 31, 2007, the Company had a liability of $15.8 million relating to the unrealized loss on cash flow hedges which is included in other liabilities in the consolidated balance sheet (Note 10). In connection with the sale of its remaining investment in the Fund on March 13, 2007 (Note 4), the Company reclassified $5.5 million of currency translation adjustment into discontinued operations from other comprehensive income. In connection with the sale of Supremex in 2006, the Company reclassified into discontinued operations from other comprehensive income $6.0 million of a minimum pension liability adjustment and $16.0 million of currency translation adjustment.

17. Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if options, restricted stock and RSUs (“equity awards”) to issue common stock were exercised under the treasury stock method. The only Company securities as of December 31, 2007 that could dilute basic income per share for periods subsequent to December 31, 2007, that were not included in the computation of diluted earnings per share are (1) outstanding stock options which are exercisable into 3,054,084 shares of the Company’s common stock and (2) 966,994 shares of restricted stock and RSUs.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, (in thousands, except per share data):

	2007	2006	2005
Numerator for basic and diluted income (loss) per share
Income (loss) from continuing operations	$23,985	$(11,148)	$(148,101)
Income from discontinued operations, net of taxes	16,796	126,519	13,049
Net income (loss)	$40,781	$115,371	$(135,052)
Denominator weighted average common shares outstanding:
Basic shares	53,584	53,288	50,038
Dilutive effect of equity awards	1,061	—	—
Diluted shares	54,645	53,288	50,038

Income (loss) per share - basic:
Continuing operations	$0.45	$(0.21)	$(2.96)
Discontinued operations	0.31	2.38	0.26
Net income (loss)	$0.76	$2.17	$(2.70)
Income (loss) per share - diluted:
Continuing operations	$0.44	$(0.21)	$(2.96)
Discontinued operations	0.31	2.38	0.26
Net income (loss)	$0.75	$2.17	$(2.70)

18. Related Party Transactions

In 2005, a group of shareholders called for a special meeting of shareholders to elect a new board of directors. On September 9, 2005, the shareholder group and the board of directors of the Company reached an agreement pursuant to which the board of directors was reconstituted and a new Chairman and Chief Executive Officer was appointed effective September 12, 2005. In 2005, the Company reimbursed Burton Capital Management, LLC $0.8 million for expenses incurred in its efforts to elect a new board of directors. The Company’s Chairman and Chief Executive Officer is also the Chairman, Chief Executive Officer and Managing Member of Burton Capital Management, LLC.

19. Segment Information

The Company operates in two segments: the envelope, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing and printing of: (1) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (2) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (3) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains.  The commercial printing segment provides print, design and content management offerings, including: (1) high-end printed materials, which includes a wide range of premium products for major national and regional customers; (2) general commercial printing products for regional and local customers; (3) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (4) specialty packaging and high quality promotional materials for multinational consumer products companies.

Operating income of each segment includes substantially all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses (Note 13).

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Segment Information (Continued)

Summarized financial information concerning the reportable segments as of and for the years ended December 31, is as follows (in thousands):

	2007	2006	2005
Net sales:
Envelopes, Forms and Labels	$897,722	$780,696	$767,403
Commercial Printing	1,148,994	730,528	827,378
Total	$2,046,716	$1,511,224	$1,594,781
Operating income (loss):
Envelopes, Forms and Labels	$117,342	$82,753	$51,830
Commercial Printing	55,085	13,606	(30,675)
Corporate	(34,877)	(32,964)	(47,465)
Total	$137,550	$63,395	$(26,310)
Restructuring, asset impairment and other charges:
Envelopes, Forms and Labels	$11,350	$18,336	$12,540
Commercial Printing	28,279	21,560	36,367
Corporate	457	1,200	28,347
Total	$40,086	$41,096	$77,254
Significant noncash charges (credits):
Envelopes, Forms and Labels	$3,640	$6,880	$5,107
Commercial Printing	16,089	3,821	21,926
Corporate	—	(355)	4,977
Total	$19,729	$10,346	$32,010
Depreciation and intangible asset amortization:
Envelopes, Forms and Labels	$21,015	$16,438	$17,728
Commercial Printing	43,346	23,567	29,978
Corporate	1,147	688	542
Total	$65,508	$40,693	$48,248
Capital expenditures:
Envelopes, Forms and Labels	$5,145	$4,837	$3,884
Commercial Printing	24,546	12,974	23,065
Corporate	1,847	2,119	1,205
Total	$31,538	$19,930	$28,154
Net sales by product line:
Envelopes	$604,351	$582,460	$594,327
Commercial Printing	823,195	727,611	812,194
Journals and periodicals	323,370	—	—
Labels and Business Forms	295,800	201,153	188,260
Total	$2,046,716	$1,511,224	$1,594,781
Intercompany sales:
Envelopes, Forms and Labels to Commercial Printing	$8,802	$13,254	$12,629
Commercial Printing to Envelopes, Forms and Labels	6,985	15,855	19,977
Total	$15,787	$29,109	$32,606

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Segment Information (Continued)

	December 31
	2007	2006
Identifiable assets:
Envelopes, Forms and Labels	$833,337	$494,321
Commercial Printing	1,105,832	393,954
Corporate	63,553	111,617
Total	$2,002,722	$999,892

Geographic information as of and for the years ended December 31, is as follows (in thousands):

	2007	2006	2005
Net sales:
U.S.	$1,961,505	$1,452,453	$1,535,281
Foreign	85,211	58,771	59,500
Total	$2,046,716	$1,511,224	$1,594,781

	2007	2006
Long-lived assets (property plant and equipment and intangible assets):
U.S.	$1,335,213	$517,018
Foreign	33,552	29,918
Total	$1,368,765	$546,936

20. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Company’s wholly owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued 7⅞% Notes and, in connection with the acquisition of Cadmus, assumed Cadmus’ 8⅜% Notes (the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three years ended December 31, 2007.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s primary transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$13,091	$882	$1,909	$—	$15,882
Accounts receivable, net	—	164,815	175,746	4,073	—	344,634
Inventories	—	89,259	72,782	867	—	162,908
Notes receivable from subsidiaries	—	40,108	—	—	(40,108)	—
Prepaid and other current assets	—	57,484	15,160	714	—	73,358
Total current assets	—	364,757	264,570	7,563	(40,108)	596,782

Investment in subsidiaries	99,326	1,461,662	2,058	—	(1,563,046)	—
Property, plant and equipment, net	—	173,103	254,378	860	—	428,341
Goodwill	—	175,220	494,582	—	—	669,802
Other intangible assets, net	—	9,512	261,110	—	—	270,622
Other assets, net	—	22,949	13,833	393	—	37,175
Total assets	$99,326	$2,207,203	$1,290,531	$8,816	$(1,603,154)	$2,002,722

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$8,769	$9,983	$—	$—	$18,752
Accounts payable	—	98,111	65,130	2,217	—	165,458
Accrued compensation and related liabilities	—	23,792	23,361	—	—	47,153
Other current liabilities	—	57,845	20,495	1,214	—	79,554
Intercompany payable (receivable)	—	479,191	(482,518)	3,327	—	—
Notes payable to issuer	—	—	40,108	—	(40,108)	—
Total current liabilities	—	667,708	(323,441)	6,758	(40,108)	310,917

Long-term debt	—	1,400,620	25,265	—	—	1,425,885
Deferred income tax liability (asset)	—	(17,162)	72,343	—	—	55,181
Other liabilities	—	56,711	54,702	—	—	111,413
Shareholders’ equity	99,326	99,326	1,461,662	2,058	(1,563,046)	99,326
Total liabilities and shareholders’ equity	$99,326	$2,207,203	$1,290,531	$8,816	$(1,603,154)	$2,002,722

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,162,075	$872,947	$11,694	$—	$2,046,716
Cost of sales	—	954,373	665,472	8,861	—	1,628,706
Selling, general and administrative	—	164,620	64,907	434	—	229,961
Amortization of intangible assets	—	4,826	5,587	—	—	10,413
Restructuring and impairment charges	—	39,956	130	—	—	40,086
Operating income (loss)	—	(1,700)	136,851	2,399	—	137,550
Gain on sale of non-strategic businesses	—	(189)	—	—	—	(189)
Interest expense, net	—	90,070	1,411	(14)	—	91,467
Intercompany interest expense (income)	—	(3,598)	3,598	—	—	—
Loss on early extinguishment of debt	—	9,186	70	—	—	9,256
Other expense, net	—	1,091	1,681	359	—	3,131
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(98,260)	130,091	2,054	—	33,885
Income tax expense (benefit)	—	12,303	(2,504)	101	—	9,900
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(110,563)	132,595	1,953	—	23,985
Equity in income of unconsolidated subsidiaries	40,781	134,548	1,953	—	(177,282)	—
Income (loss) from continuing operations	40,781	23,985	134,548	1,953	(177,282)	23,985
Income from discontinued operations, net of taxes	—	16,796	—	—	—	16,796
Net income (loss)	$40,781	$40,781	$134,548	$1,953	$(177,282)	$40,781

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by continuing operating activities	$10,280	$(65,159)	$139,178	$1,909	$—	$86,208
Net cash provided by discontinued operating activities	—	2,198	—	—	—	2,198
Net cash (used in) provided by operating activities	10,280	(62,961)	139,178	1,909	—	88,406
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(627,304)	—	—	—	(627,304)
Capital expenditures	—	(14,016)	(17,522)	—	—	(31,538)
Intercompany note	—	2,733	—	—	(2,733)	—
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	8,702	247	—	—	8,949
Proceeds from divestitures, net	—	431	—	—	—	431
Net cash provided by (used in) investing activities of continuing operations	—	(633,107)	(17,275)	—	(2,733)	(653,115)
Proceeds from the sale of discontinued operations	—	73,628	—	—	—	73,628
Net cash provided by investing activities of discontinued operations	—	73,628	—	—	—	73,628
Net cash provided by (used in) investing activities	—	(559,479)	(17,275)	—	(2,733)	(579,487)
Cash flows from financing activities:
Proceeds from issuance of Term Loans	—	720,000	—	—	—	720,000
Proceeds from Unsecured Loan	—	175,000	—	—	—	175,000
Borrowings under Revolving Credit Facility, net	—	75,700	—	—	—	75,700
Proceeds from exercise of stock options	304	—	—	—	—	304
Proceeds from excess tax benefit from stock based compensation	67	—	—	—	—	67
Repayment of Term Loan B	—	(324,188)	—	—	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)	—	—	—	(70,100)
Repayment of 8 ⅜% Senior Subordinated Notes	—	(20,880)	—	—	—	(20,880)
Repayment of 9 ⅝% Notes	—	(10,498)	—	—	—	(10,498)
Repayments of Term Loans	—	(4,900)	—	—	—	(4,900)
Repayments of other long-term debt	—	(2,477)	(26,576)	—	—	(29,053)
Payment of refinancing fees, redemption, premiums and expenses	—	(8,045)	—	—	—	(8,045)
Payment of debt issuance costs	—	(5,906)	—	—	—	(5,906)
Purchase and retirement of common stock upon vesting of RSUs	(1,302)	—	—	—	—	(1,302)
Intercompany note	—	—	(2,733)	—	2,733	—
Intercompany advances	(9,349)	103,170	(93,821)	—	—	—
Net cash provided by (used in) financing activities	(10,280)	626,876	(123,130)	—	2,733	496,199
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	206	—	—	206
Net increase (decrease) in cash and cash equivalents	—	4,436	(1,021)	1,909	—	5,324
Cash and cash equivalents at beginning of year	—	8,655	1,903	—	—	10,558
Cash and cash equivalents at end of year	$—	$13,091	$882	$1,909	$—	$15,882

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor		As Restated
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8,655	$1,903	$—	$—	$10,558
Accounts receivable, net	—	200,140	28,772	—	—	228,912
Inventories	—	80,724	10,810	—	—	91,534
Notes receivable from subsidiaries	—	42,841	—	—	(42,841)	—
Assets held for sale	—	51,966	—	—	—	51,966
Prepaid and other current assets	—	39,461	1,952	—	—	41,413
Total current assets	—	423,787	43,437	—	(42,841)	424,383

Investment in subsidiaries	58,457	438,793	—	—	(497,250)	—
Property, plant and equipment, net	—	203,036	48,067	—	—	251,103
Goodwill	—	173,718	84,418	—	—	258,136
Other intangible assets, net	—	14,340	17,645	—	—	31,985
Other assets, net	—	34,243	42	—	—	34,285
Total assets	$58,457	$1,287,917	$193,609	$—	$(540,091)	$999,892

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,434	$79	$—	$—	$7,513
Accounts payable	—	105,978	10,202	—	—	116,180
Accrued compensation and related liabilities	—	36,103	4,139	—	—	40,242
Other current liabilities	—	60,383	3,429	—	—	63,812
Intercompany payable (receivable)	—	322,265	(322,265)	—	—	—
Notes payable to issuer	—	—	42,841	—	(42,841)	—
Total current liabilities	—	532,163	(261,575)	—	(42,841)	227,747

Long-term debt	—	667,103	679	—	—	667,782
Deferred income tax liability (asset)	—	(3,062)	7,418	—	—	4,356
Other liabilities	—	33,256	8,294	—	—	41,550
Shareholders’ equity	58,457	58,457	438,793	—	(497,250)	58,457
Total liabilities and shareholders’ equity	$58,457	$1,287,917	$193,609	$—	$(540,091)	$999,892

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2006
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor		As Restated
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,295,870	$215,354	$—	$—	$1,511,224
Cost of sales	—	1,049,846	161,938	—	—	1,211,784
Selling, general and administrative	—	169,357	20,119	—	—	189,476
Amortization of intangible assets	—	4,957	516	—	—	5,473
Restructuring and impairment charges	—	40,948	148	—	—	41,096
Operating income	—	30,762	32,633	—	—	63,395
Loss on sale of non-strategic businesses	—	2,035	—	—	—	2,035
Interest expense, net	—	60,928	52	—	—	60,980
Intercompany interest expense (income)	—	(1,338)	1,338	—	—	—
Loss on early extinguishment of debt	—	32,744	—	—	—	32,744
Other income, net	—	(13)	(65)	—	—	(78)
(Loss) income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(63,594)	31,308	—	—	(32,286)
Income tax (benefit) expense	—	(21,701)	563	—	—	(21,138)
(Loss) income from continuing operations before equity in income of unconsolidated subsidiaries	—	(41,893)	30,745	—	—	(11,148)
Equity in income of unconsolidated subsidiaries	115,371	39,179	—	—	(154,550)	—
Income (loss) from continuing operations	115,371	(2,714)	30,745	—	(154,550)	(11,148)
Income from discontinued operations, net of taxes	—	118,085	8,434	—	—	126,519
Net income (loss)	$115,371	$115,371	$39,179	$—	$(154,550)	$115,371

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2006
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor		As Restated
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$5,954	$(56,113)	$64,683	$—	$—	$14,524
Net cash provided by discontinued operating activities	—	6,215	2,617	—	—	8,832
Net cash provided by (used in) operating activities	5,954	(49,898)	67,300	—	—	23,356
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(49,425)	—	—	—	(49,425)
Intercompany note	—	(42,841)	—	—	42,841	—
Capital expenditures	—	(16,695)	(3,235)	—	—	(19,930)
Acquisition payments	—	(4,653)	—	—	—	(4,653)
Proceeds from sale of property, plant and equipment	—	11,380	95	—	—	11,475
Proceeds from divestitures, net	—	3,189	—	—	—	3,189
Net cash used in investing activities of continuing operations	—	(99,045)	(3,140)	—	42,841	(59,344)
Proceeds from the sale of discontinued operations	—	211,529	—	—	—	211,529
Capital expenditures for discontinued operations	—	—	(632)	—	—	(632)
Net cash provided by investing activities of discontinued operations	—	211,529	(632)	—	—	210,897
Net cash (used in) provided by investing activities	—	112,484	(3,772)	—	42,841	151,553
Cash flows from financing activities:
Proceeds from issuance of Term Loans	—	325,000	—	—	—	325,000
Borrowings under Revolving Credit Facility, net	—	15,574	(74)	—	—	15,500
Proceeds from exercise of stock options	1,956	—	—	—	—	1,956
Proceeds from excess tax benefit from stock based compensation	1,168	—	—	—	—	1,168
Repayment of 9 ⅝% Notes	—	(339,502)	—	—	—	(339,502)
Repayments of Term Loans	—	(813)	—	—	—	(813)
(Repayments) borrowings under senior secured revolving credit facility, net	—	(123,931)	—	—	—	(123,931)
Repayments of other long-term debt	—	(12,465)	(630)	—	—	(13,095)
Payment of refinancing fees, redemption, premiums and expenses	—	(26,142)	—	—	—	(26,142)
Payment of debt issuance costs	—	(3,770)	—	—	—	(3,770)
Purchase and retirement of common stock upon vesting of RSUs	(1,786)	—	—	—	—	(1,786)
Intercompany note	—	—	42,841	—	(42,841)	—
Intercompany advances	(7,292)	112,118	(104,826)	—	—	—
Net cash used in financing activities	(5,954)	(53,931)	(62,689)	—	(42,841)	(165,415)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	14	—	—	14
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	15	—	—	15
Net increase in cash and cash equivalents	—	8,655	868	—	—	9,523
Cash and cash equivalents at beginning of year	—	—	1,035	—	—	1,035
Cash and cash equivalents at end of year	$—	$8,655	$1,903	$—	$—	$10,558

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,390,751	$204,030	$—	$—	$1,594,781
Cost of sales	—	1,166,718	153,232	—	—	1,319,950
Selling, general and administrative	—	195,866	22,874	—	—	218,740
Amortization of intangible assets	—	4,971	176	—	—	5,147
Restructuring, impairment and other charges	—	76,938	316	—	—	77,254
Operating (loss) income	—	(53,742)	27,432	—	—	(26,310)
Loss on sale of non-strategic businesses	—	3,370	1,109	—	—	4,479
Interest expense, net	—	73,741	80	—	—	73,821
Intercompany interest expense (income)	—	697	(697)	—	—	—
Other expense (income), net	—	1,464	(321)	—	—	1,143
(Loss) income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(133,014)	27,261	—	—	(105,753)
Income tax expense	—	41,939	409	—	—	42,348
(Loss) income from continuing operations before equity in income of unconsolidated subsidiaries	—	(174,953)	26,852	—	—	(148,101)
Equity in income of unconsolidated subsidiaries	(135,052)	39,901	—	—	95,151	—
(Loss) income from continuing operations	(135,052)	(135,052)	26,852	—	95,151	(148,101)
Income from discontinued operations, net of taxes	—	—	13,049	—	—	13,049
Net (loss) income	$(135,052)	$(135,052)	$39,901	$—	$95,151	$(135,052)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by continuing operating activities	$2,505	$(112,443)	$45,935	$—	$—	$(64,003)
Net cash provided by discontinued operating activities	—	—	25,330	—	—	25,330
Net cash (used in) provided by operating activities	2,505	(112,443)	71,265	—	—	(38,673)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(3,552)	—	—	—	(3,552)
Intercompany note	—	20,400	—	—	(20,400)	—
Capital expenditures	—	(21,371)	(6,783)	—	—	(28,154)
Acquisition payments	—	(4,053)	—	—	—	(4,053)
Proceeds from sale of property, plant and equipment	—	3,481	315	—	—	3,796
Proceeds from divestitures, net	—	5,622	2,755	—	—	8,377
Net cash used in investing activities of continuing operations	—	527	(3,713)	—	(20,400)	(23,586)
Proceeds from the sale of property, plant and equipment of discontinued operations	—	—	211	—	—	211
Capital expenditures for discontinued operations	—	—	(2,603)	—	—	(2,603)
Net cash used in investing activities of discontinued operations	—	—	(2,392)	—	—	(2,392)
Net cash used in investing activities	—	527	(6,105)	—	(20,400)	(25,978)
Cash flows from financing activities:
Proceeds from exercise of stock options	22,433	—	—	—	—	22,433
(Repayments) borrowings under senior secured revolving credit facility, net	—	45,490	—	—	—	45,490
Repayments of other long-term debt	—	(2,947)	(176)	—	—	(3,123)
Purchase and retirement of common stock upon vesting of RSUs	(187)	—	—	—	—	(187)
Intercompany note	—	—	(20,400)	—	20,400	—
Intercompany advances	(24,751)	68,577	(43,826)	—	—	—
Net cash provided by financing activities	(2,505)	111,120	(64,402)	—	20,400	64,613
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	107	—	—	107
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	170	—	—	170
Net increase (decrease) in cash and cash equivalents	—	(796)	1,035	—	—	239
Cash and cash equivalents at beginning of year	—	796	—	—	—	796
Cash and cash equivalents at end of year	$—	$—	$1,035	$—	$—	$1,035

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. Quarterly Financial Data (Unaudited)

See Note 2 for details of the restatement. The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	As Restated First Quarter	As Restated Second Quarter	As Restated Third Quarter	Fourth Quarter
Year Ended 2007
Net sales	$414,714	$496,960	$550,601	$584,441
Gross profit	82,178	94,743	114,492	126,597
Operating income	28,239	27,951	27,711	53,649
Income from continuing operations	1,780	2,570	2,511	17,124
Income (loss) from discontinued operations, net of taxes	16,293	(342)	(810)	1,655
Net income	18,073	2,228	1,701	18,779
Income per share from continuing operations—Basic(1)	0.03	0.05	0.04	0.32
Income per share from continuing operations—Diluted(1)	0.03	0.05	0.04	0.31
Income (loss) per share from discontinued operations—Basic(1)	0.31	(0.01)	(0.01)	0.03
Income (loss) per share from discontinued operations—Diluted(1)	0.30	(0.01)	(0.01)	0.03
Net income per share—basic(1)	0.34	0.04	0.03	0.35
Net income per share—diluted(1)	0.33	0.04	0.03	0.34

Condensed consolidated statements of operations line items (in thousands, except per share data):
	Three Months Ended March 31, 2007		Three Months Ended June 30, 2007		Three Months Ended September 30, 2007
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cost of sales	$331,490	$332,536	$401,220	$402,217	$433,774	$436,109
Operating income	29,285	28,239	28,948	27,951	30,046	27,711
Income from continuing operations before taxes	4,081	3,035	5,973	4,976	4,002	1,667
Income tax expense (benefit)	1,684	1,255	2,855	2,406	160	(844)
Income from continuing operations	2,397	1,780	3,118	2,570	3,842	2,511
Net income	18,690	18,073	2,776	2,228	3,032	1,701

Income per share – basic:
Continuing operations	0.04	0.03	0.06	0.05	0.07	0.04
Net income	0.35	0.34	0.05	0.04	0.06	0.03
Income per share – diluted:
Continuing operations	0.04	0.03	0.06	0.05	0.07	0.04
Net income	0.34	0.33	0.05	0.04	0.06	0.03

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. Quarterly Financial Data (Unaudited) (Continued)

Condensed consolidated balance sheets line items (in thousands):
	March 31, 2007		June 30, 2007		September 30, 2007
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Accounts receivable, net	$286,603	$284,884	$290,791	$288,410	$345,858	$344,179
Inventories	135,485	134,132	140,870	138,900	175,329	172,502
Total current assets	470,228	467,156	490,941	486,590	585,561	582,059
Total assets	1,589,719	1,586,647	1,610,423	1,606,072	2,025,787	2,022,285

Accounts payable	145,321	145,473	133,383	133,277	169,846	171,857
Other current liabilities	82,729	82,496	87,178	86,472	88,054	87,413
Total current liabilities	303,027	302,946	294,699	293,887	334,440	335,810
Other liabilities	75,735	76,645	74,756	75,666	97,208	98,118
Retained deficit	(167,746)	(171,647)	(164,970)	(169,419)	(161,938)	(167,720)
Total shareholders’ equity	77,589	73,688	89,723	85,274	87,474	81,692
Total liabilities and shareholders’ equity	1,589,719	1,586,647	1,610,423	1,606,072	2,025,787	2,022,285

Condensed consolidated statements of cash flows line items (in thousands):
	Three Months Ended March 31, 2007		Six Months Ended June 30, 2007		Nine Months Ended September 30, 2007
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$18,690	$18,073	$21,466	$20,301	$24,498	$22,002
Accounts receivable	9,102	9,635	4,962	6,157	(5,542)	(5,049)
Inventories	(4,868)	(4,387)	(6,949)	(5,851)	(16,845)	(14,890)
Accounts payable and accrued compensation and related liabilities	(1,545)	(1,506)	(18,528)	(18,747)	(2,276)	(378)
Other working capital changes	4,201	3,765	(515)	(1,424)	(10,502)	(12,352)
Net cash provided by continuing operating activities	38,288	31,888
Proceeds from the sale of discontinued operations	67,228	73,628
Net cash provided by investing activities of discontinued operations	67,228	73,628
Net cash (used in) provided by investing activities	(266,840)	(260,440)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. Quarterly Financial Data (Unaudited) (Continued)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
YEAR ENDED 2006
Net sales	$385,286	$385,286	$357,895	$357,895	$383,868	$383,868	$384,175	$384,175
Gross Profit	75,642	74,353	73,319	72,314	76,855	75,380	76,908	77,393
Operating income	9,854	8,565	5,685	4,680	25,028	23,553	26,112	26,597
Income (loss) from continuing operations	(8,848)	(10,456)	(45,801)	(23,710)	9,290	5,722	23,534	17,296
Income from discontinued operations, net of taxes	121,050	121,369	12,707	(10,389)	2,326	4,419	4,397	11,120
Net income (loss)	112,202	110,913	(33,094)	(34,099)	11,616	10,141	27,931	28,416
Income (loss) per share from continuing operations— basic(1)	(0.17)	(0.20)	(0.86)	(0.44)	0.18	0.11	0.44	0.32
Income (loss) per share from continuing operations—diluted(1)	(0.17)	(0.20)	(0.86)	(0.44)	0.17	0.11	0.43	0.32
Income per share from discontinued operations—basic(1)	2.28	2.29	0.24	(0.20)	0.04	0.08	0.08	0.21
Income per share from discontinued operations—diluted(1)	2.28	2.29	0.24	(0.20)	0.04	0.08	0.08	0.20
Net income (loss) per share—basic(1)	2.11	2.09	(0.62)	(0.64)	0.22	0.19	0.52	0.53
Net income (loss) per share—diluted(1)	2.11	2.09	(0.62)	(0.64)	0.21	0.19	0.51	0.52
______________________

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the (“Exchange Act”) as of December 31, 2007.  Management excluded from its assessment the internal control over financial reporting at Madison Graham ColorGraphics (“Colorgraphics”) and Commercial Envelope Manufacturing Co. (“Commercial Envelope”) which were acquired on July 9, 2007 and August 30, 2007, respectively,  and whose financial statements constitute 3.6% and 2.5% of total assets, respectively and 5.4% and 2.4% of revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 in order to ensure that the information required to be disclosed by the Company in its filings under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 83.

Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

            As disclosed in Note 2 of the financial statements included in this Form 10-K, the Company has restated its financial statements for the year ended December 31, 2006. In connection with the matters disclosed in Note 2 and management’s evaluation of internal control over financial reporting, the Company identified the following internal control matters:

●
There was not an adequate review over the journal entry process and account reconciliations at the plant level, which allowed the controller for Dallas and Jacksonville to record and conceal unsupported journal entries.

●
Corporate management did not obtain from the persons responsible for oversight of the Dallas and Jacksonville plants a certification as to the accuracy of the plants' books and records prior to filing the Company's September 30, 2007 Form 10-Q.

The Company implemented procedures to address the internal control matters described above so that:

●	All significant account reconciliations at the plant level are reviewed in more detail.

●	All certifications as to the accuracy of the Company's books and records are obtained from all persons responsible for oversight of the Company's plants and operations.

In connection with management’s evaluation of internal control over financial reporting as of December 31, 2007, management considered the procedures it implemented to be operating effectively with a level of precision that mitigated the effects of the internal control matters noted above. Subsequent to December 31, 2007, the Company is taking additional actions to further enhance its internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cenveo, Inc.
Stamford, Connecticut:

We have audited the internal control over financial reporting of Cenveo, Inc. and subsidiaries (the "Company") as of December 31, 2007, based criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Madison Graham ColorGraphics (“Colorgraphics”) and Commercial Envelope Manufacturing Co. (“Commercial Envelope”) which were acquired on July 9, 2007 and August 30, 2007, respectively,  and whose financial statements constitute 3.6% and 2.5% of total assets, respectively and 5.4% and 2.4% of revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007.

Accordingly, our audit did not include the internal control over financial reporting at Colorgraphics and Commercial Envelope. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 28, 2008

Item 9B.  Other Information

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company and the information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders (2008 Proxy Statement) under the captions “Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Nomination of Directors,” and “Audit Committee,” and such information is incorporated herein by reference.

Item 11. Executive Compensation

This information is included under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2008 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is included under the captions “Ownership of Voting Securities” and “Compensation of Executive Officers—Equity Compensation Plan Information” in our 2008 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is included under the captions “Transactions with Related Persons” and “Director Independence” in our 2008 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information is included under the captions “Independent Public Auditors” and “Report of the Audit Committee” in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules

Included in Part IV of this Report:

		Page
Schedule II	Valuation and Qualifying Accounts for the Years Ended
	December 31, 2007, 2006, and 2005	89

(a)(3) Exhibits

Exhibit Number	Description

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

3.1	Articles of Incorporation—incorporated by reference to Exhibit 3(i) of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997.

3.2
Articles of Amendment to the Articles of Incorporation dated May 17, 2004—incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 2, 2004.

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

4.1
Indenture dated as of February 4, 2004 between Mail-Well I Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed February 27, 2004.

4.2
Supplemental Indenture, dated as of June 21, 2006 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed June 27, 2006.

4.3
Third Supplemental Indenture, dated as of March 7, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013— incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

4.4
Fourth Supplemental Indenture, dated as of July 9, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013— incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

4.5
Fifth Supplemental Indenture, dated as of August 30, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed November 8, 2007.

4.6
Indenture, dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9 to Cadmus Communications Corporation’s registration statement on Form S-4 filed August 24, 2004.

4.7
First Supplemental Indenture, dated as of March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein, Mack Printing, LLC and Wachovia Bank,

National Association, as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.1 to Cadmus Communications Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed May 13, 2005.

4.8
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

4.9
Third Supplemental Indenture, dated as of March 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.11 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

4.10
Fourth Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014— incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

4.11
Fifth Supplemental Indenture, dated as of August 30, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed November 8, 2007.

4.12*
Sixth Supplemental Indenture, dated as of November 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014.

10.1+
Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors—incorporated by reference from Exhibit 10.17 of the registrant’s Registration Statement on Form S-1 dated March 25, 1994.

10.2+
Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.29 of registrant’s annual report on Form 10-K filed for the year ended December 31, 2005, filed March 2, 2006.

10.3+
Amendment, dated November 8, 2006, to Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr. — incorporated by reference to Exhibit 10.19 of registrant’s annual report on Form 10-K filed for the year ended December 31, 2006, filed February 28, 2007.

10.4+*	Amendment, dated November 6, 2007, to Employment Agreement dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.

10.5+*	Employment Agreement dated as of February 1, 2008 between the registrant and Dean Cherry.

10.6+
Employment Agreement dated as of July 11, 2007 between the registrant and Mark Hiltwein—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed November 8, 2007.

10.7+
Employment Agreement dated as of June 22, 2006 between the registrant and Thomas Oliva—incorporated by reference to Exhibit 10.19 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006.

10.8+
Employment Agreement dated as of June 22, 2006 between the registrant and Timothy Davis—incorporated by reference to Exhibit 10.22 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006.

10.9+
Employment Agreement dated as of June 22, 2006 between the registrant and Sean Sullivan—incorporated by reference to Exhibit 10.20 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006.

10.10
Settlement and Governance Agreement by and among the registrant, Burton Capital Management, LLC and Robert G. Burton, Sr., dated September 9, 2005—incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated (date of earliest event reported) September 9, 2005 and filed with the SEC on September 12, 2005.

10.11+
Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit 10.24 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 2, 2004.

10.12+
Form of Non-Qualified Stock Option Agreement under 2001 Long-Term Equity Incentive Plan—incorporated by reference from Exhibit 10.28 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

10.13+
Form of Incentive Stock Option Agreement under 2001 Long-Term Equity Incentive Plan—incorporated by reference from Exhibit 10.29 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

10.14+
Form of Restricted Stock Award Agreement under 2001 Long-Term Equity Incentive Plan—incorporated by reference from Exhibit 10.30 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

10.15+
Form of Restricted Share Unit Award Agreement under 2001 Long-Term Equity Incentive Plan—incorporated by reference to Exhibit 10.13 of the registrant’s annual report on Form 10-K filed for the year ended December 31, 2005, filed March 2, 2006.

10.16+	Cenveo, Inc. 2007 Long-Term Equity Incentive Plan—incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

10.17+*	Form of Non-Qualified Stock Option Agreement for Employees under 2007 Long-Term Equity Incentive Plan.

10.18+*	Form of Restricted Share Unit Award Agreement for Employees under 2007 Long-Term Equity Incentive Plan.

10.19+*	Form of Restricted Share Unit Award Agreement for Non- Employee Directors under 2007 Long-Term Equity Incentive Plan.

10.20
Credit Agreement dated as of June 21, 2006 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 21, 2006 and filed with the SEC on June 27, 2006.

10.21
First Amendment, dated as of March 7, 2007, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto— incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

10.22
Credit Agreement Supplement, dated as of July 9, 2007, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

10.23
Loan Agreement, dated as of August 30, 2007, among Cenveo Corporation, Cenveo, Inc., Lehman Commercial Paper Inc., as Administrative Agent, the lenders party thereto and Lehman Brothers Inc., as Sole Lead Arranger and Sole Book Manager—incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed November 8, 2007.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney—incorporated by reference to page 91.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.
____________
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
(b)	Exhibits Filed
Included in Item 15(a)(3) of this Report.
(c)	Financial Statement Schedules Filed
Included in Item 15(a)(2) of this Report.

SCHEDULE II

CENVEO, INC. AND SUBSIDIARIES
Supplemental Valuation and Qualifying Accounts
(in thousands)

	For The Years Ended December 31,
	2007	2006	2005
Accounts receivable allowances
Balance at beginning of year	$4,802	$5,236	$4,738
Charged to costs and expenses	5,363	4,345	3,427
Recoveries and other charges(2)	3,466	(735)	808
Deductions(1)	(3,720)	(4,044)	(3,737)
Balance at end of year	$9,911	$4,802	$5,236

	For The Years Ended December 31,
	2007	2006	2005
Inventory reserves
Balance at beginning of year	$4,926	$5,899	$4,700
Charged to costs and expenses	2,851	1,900	3,000
Recoveries and other charges(2)	844	(1,209)	(458)
Deductions(1)	(1,166)	(1,664)	(1,343)
Balance at end of year	$7,455	$4,926	$5,899

_______________
(1)	Amounts written off.
(2)   Other charges include acquired balances and changes attributable to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 28, 2008.

CENVEO, INC.

By:	/S/ ROBERT G. BURTON, SR.
Robert G. Burton, Sr., Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ MARK S. HILTWEIN
Mark S. Hiltwein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert G. Burton, Sr. and Mark S. Hiltwein as attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Robert G. Burton, Sr.	Chairman and Chief Executive Officer	March 28, 2008
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ Mark S. Hiltwein	Chief Financial Officer	March 28, 2008
Mark S. Hiltwein	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Sean Sullivan	President, Commercial Printing	March 28, 2008
Sean S. Sullivan	and Packaging

/s/ Gerald S. Armstrong	Director	March 28, 2008
Gerald S. Armstrong

/s/ Patrice M. Daniels	Director	March 28, 2008
Patrice M. Daniels

/s/ Leonard C. Green	Director	March 28, 2008
Leonard C. Green

/s/ Mark J. Griffin	Director	March 28, 2008
Mark J. Griffin

/s/ Robert Obernier	Director	March 28, 2008
Robert Obernier