Form 10-Q
period 2008-03-29
CENVEO, INC
filed 2008-05-07
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

As of May 1, 2008 the registrant had 53,836,448 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 29, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$13,055	$15,882
Accounts receivable, net	307,505	344,634
Inventories	172,060	162,908
Assets held for sale	4,278	—
Prepaid and other current assets	66,320	73,358
Total current assets	563,218	596,782

Property, plant and equipment, net	416,281	428,341
Goodwill	668,738	669,802
Other intangible assets, net	268,447	270,622
Other assets, net	29,673	37,175
Total assets	$1,946,357	$2,002,722

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,961	$18,752
Accounts payable	160,192	165,458
Accrued compensation and related liabilities	48,732	47,153
Other current liabilities	88,667	79,554
Total current liabilities	314,552	310,917

Long-term debt	1,378,790	1,425,885
Deferred income taxes	47,540	55,181
Other liabilities	117,177	111,413
Commitments and contingencies Shareholders’ equity:
Preferred stock	—	—
Common stock	537	537
Paid-in capital	257,221	254,241
Retained deficit	(152,338)	(148,939)
Accumulated other comprehensive loss	(17,122)	(6,513)
Total shareholders’ equity	88,298	99,326
Total liabilities and shareholders’ equity	$1,946,357	$2,002,722

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
		As Restated
Net sales	$534,328	$414,714
Cost of sales	436,298	332,536
Selling, general and administrative	63,126	49,484
Amortization of intangible assets	2,175	1,830
Restructuring, impairment and other charges	9,749	2,625
Operating income	22,980	28,239
Interest expense, net	26,978	16,282
Loss on early extinguishment of debt	—	8,700
Other expense, net	461	222
(Loss) income from continuing operations before income taxes	(4,459)	3,035
Income tax (benefit) expense	(1,716)	1,255
(Loss) income from continuing operations	(2,743)	1,780
(Loss) income from discontinued operations, net of taxes	(656)	16,293
Net (loss) income	$(3,399)	$18,073
(Loss) income per share - basic:
Continuing operations	$(0.05)	$0.03
Discontinued operations	(0.01)	0.31
Net (loss) income	$(0.06)	$0.34
(Loss) income per share - diluted:
Continuing operations	$(0.05)	$0.03
Discontinued operations	(0.01)	0.30
Net (loss) income	$(0.06)	$0.33
Weighted average shares:
Basic	53,715	53,525
Diluted	53,715	54,572

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended
	March 29, 2008	March 31, 2007
		As Restated
Cash flows from operating activities:
Net (loss) income	$(3,399)	$18,073
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of taxes	—	(16,287)
Loss (income) from discontinued operations, net of taxes	656	(6)
Depreciation and amortization, excluding non-cash interest expense	18,013	11,766
Non-cash interest expense, net	390	379
Loss on early extinguishment of debt	—	8,700
Stock-based compensation provision	2,692	2,265
Non-cash restructuring, impairment and other charges	3,456	(473)
Deferred income taxes	(1,775)	1,621
Other non-cash charges, net	2,846	1,431
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	35,195	9,635
Inventories	(10,106)	(4,387)
Accounts payable and accrued compensation and related liabilities	(3,442)	(1,506)
Other working capital changes	12,955	(4,833)
Other, net	(3,050)	3,312
Net cash provided by continuing operating activities	54,431	29,690
Net cash provided by discontinued operating activities	—	2,198
Net cash provided by operating activities	54,431	31,888
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(329,300)
Capital expenditures	(9,097)	(7,115)
Proceeds from sale of property, plant and equipment	348	2,347
Net cash used in investing activities of continuing operations	(8,749)	(334,068)
Proceeds from the sale of discontinued operations	—	73,628
Net cash used in investing activities	(8,749)	(260,440)
Cash flows from financing activities:
Proceeds from issuance of Term Loans	—	620,000
(Repayments) borrowings under Revolving Credit Facility, net	(45,200)	29,400
Proceeds from exercise of stock options	288	185
Repayment of Term Loan B	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)
Repayment of 8⅜% Senior Subordinated Notes	—	(20,875)
Repayment of Term Loans	(1,800)	—
Repayments of other long-term debt	(1,806)	(166)
Payment of refinancing fees, redemption premiums and expenses	—	(7,489)
Payment of debt issuance costs	—	(886)
Net cash (used in) provided by financing activities	(48,518)	225,881
Effect of exchange rate changes on cash and cash equivalents of continuing operations	9	—
Net decrease in cash and cash equivalents	(2,827)	(2,671)
Cash and cash equivalents at beginning of year	15,882	10,558
Cash and cash equivalents at end of quarter	$13,055	$7,887

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the three month period ended March 29, 2008. The results of operations for the three month period ended March 29, 2008 are generally not indicative of the results to be expected for the full year, primarily due to seasonality and the Company’s debt-financed acquisition of Rex Corporation (“Rex”) on March 31, 2008 (Note 16). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (the “Form 10-K”).

It is the Company’s practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The reporting periods consist of the 13 weeks ended on March 29, 2008 and March 31, 2007. Prior to fiscal 2008, the Company reported its results as ending on the calendar quarter end.

New Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for the Company on December 30, 2007. However, the FASB deferred the effective date of SFAS 157, until the beginning of the Company’s 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions. The Company’s adoption of SFAS 157 on December 30, 2007 did not have a material impact on its condensed consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. As of March 29, 2008, the Company’s only fair valued financial item under the scope of SFAS 157 is its liability for interest rate swaps (Note 12), which are based on LIBOR index inputs and are categorized as Level 2. The Company's interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on December 30, 2007. The Company did not elect the fair value option for existing eligible items; therefore, SFAS 159 had no impact on the Company’s condensed consolidated financial statements at December 30, 2007.

SFAS 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed on or after the beginning of the Company’s 2009 fiscal year. The Company will adopt SFAS 141R at the beginning of its 2009 fiscal year, as required, and is currently evaluating the impact of such adoption on its financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Basis of Presentation (Continued)

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective at the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 160.

2.  Restatement

During the fourth quarter of 2007, senior management became aware of unsupported accounting entries that were recorded by a plant controller who had responsibility for two of the Company’s envelope plants. As a result, the Company’s audit committee initiated an internal review conducted by outside counsel under the direction of the audit committee that was completed prior to the filing of the Form 10-K in March 2008 (Note 10). The review concluded that the accounting irregularities were isolated to those two envelope plants and were committed solely by that former plant controller.  The accounting irregularities included the recording of unsupported journal entries to enhance the plants’ financial results through a reduction of cost of goods sold and increases to accounts receivable and inventories and decreases to accounts payable and other current liabilities.  As a result, the Company recorded adjustments to restate its historical condensed consolidated financial statements for the three month period ended March 31, 2007 which decreased operating income by approximately $1.0 million. As part of this restatement, the Company made an adjustment for an immaterial error in its statement of cash flows.

The following tables summarize the effects of the restatement (Note 1) on the line items included in the balance sheet, statement of operations and cash flows as of and for the three months ended March 31, 2007.

Condensed consolidated balance sheet line items (in thousands)
	March 31, 2007
	As Reported	As Restated

Accounts receivable, net	$286,603	$284,884
Inventories	135,485	134,132
Total current assets	470,228	467,156
Total assets	1,589,719	1,586,647

Accounts payable	145,321	145,473
Other current liabilities	82,729	82,496
Total current liabilities	303,027	302,946
Other liabilities	75,735	76,645
Retained deficit	(167,746)	(171,647)
Total shareholders' equity	77,589	73,688
Total liabilities and shareholders' equity	1,589,719	1,586,647

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Restatement (Continued)

Condensed consolidated statement of operations line items (in thousands, except per share data)
	Three Months Ended
	March 31, 2007
	As Reported	As Restated

Cost of sales	$331,490	$332,536
Operating income	29,285	28,239
Income from continuing operations before taxes	4,081	3,035
Income tax expense	1,684	1,255
Income from continuing operations	2,397	1,780
Net income	18,690	18,073
Income per share – basic:
Continuing operations	0.04	0.03
Net income	0.35	0.34
Income per share – diluted:
Continuing operations	0.04	0.03
Net income	0.34	0.33

Condensed consolidated statement of cash flows line items (in thousands)
	Three Months Ended
	March 31, 2007
	As Reported	As Restated

Net income	$18,690	$18,073
Accounts receivable	9,102	9,635
Inventories	(4,868)	(4,387)
Accounts payable and accrued compensation and related liabilities	(1,545)	(1,506)
Other working capital changes	4,201	(4,833)
Net cash provided by continuing operating activities	38,288	29,690
Net cash provided by discontinued operating activities	—	2,198
Net cash provided by operating activities	38,288	31,888
Proceeds from the sale of discontinued operations	67,228	73,628
Net cash provided by investing activities of discontinued operations	67,228	73,628
Net cash used in investing activities	(266,840)	(260,440)

3. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first quarter of 2008. In addition, none of the Company’s stock-based compensation awards vested in the first quarter of 2008. The only change to the Company’s stock-based compensation awards from the amounts presented as of December 29, 2007 was the exercise of 36,000 stock options for shares of the Company’s common stock and the cancellation or forfeiture of 366,875 stock options and 113,750 restricted stock units. See Note 13 in the Form 10-K.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.7 million and $2.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions

Commercial Envelope

On August 30, 2007, the Company acquired all of the stock of Commercial Envelope.  Commercial Envelope is one of the largest envelope manufacturers in the United States, with approximately $160.0 million in annual revenues prior to its acquisition by the Company.  The total cash consideration in connection with the Commercial Envelope acquisition, excluding assumed debt of approximately $20.3 million, was approximately $218.0 million, including approximately $3.8 million of related expenses. Commercial Envelope’s results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the August 30, 2007 acquisition date.

Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the three month period ended March 31, 2007 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Commercial Envelope acquisition as if it had been consummated as of December 31, 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007
	As Restated	Pro Forma
Net sales	$414,714	$456,471
Operating income	28,239	34,688
Income from continuing operations	1,780	2,776
Net income	18,073	19,069
Income per share – basic:
Continuing operations	$0.03	$0.05
Discontinued operations	0.31	0.31
Net income	$0.34	$0.36
Income per share – diluted:
Continuing operations	$0.03	$0.05
Discontinued operations	0.30	0.30
Net income	$0.33	$0.35

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the Commercial Envelope acquisition actually been consummated as of December 31, 2006, or of the Company’s expected future results of operations.

ColorGraphics

On July 9, 2007, the Company acquired all of the stock of ColorGraphics.  ColorGraphics is one of the largest commercial printers in the western United States, with annual revenues of approximately $170.0 million prior to its acquisition by the Company.  ColorGraphics prints annual reports, booklets, brochures, advertising inserts, direct mail and other corporate communication materials.  The total cash consideration in connection with the ColorGraphics acquisition, excluding assumed debt of approximately $28.6 million, was approximately $71.7 million, including approximately $0.9 million of related expenses. ColorGraphics’ results of operations and cash flows have been included in the Company’s condensed consolidated statements of operations and cash flows from July 1, 2007. Pro forma results for the three month period ended March 31, 2007, assuming the acquisition of ColorGraphics had been made on December 31, 2006, has not been presented since the effect would not be material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Cadmus

On March 7, 2007, the Company acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly owned subsidiary of the Company. Cadmus is one of the world’s largest providers of content management and print offerings to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450.0 million prior to its acquisition by the Company. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $248.7 million, consisting of: (1) $228.9 million in cash for all of the common stock of Cadmus, (2) payments of $17.7 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans and (3) $2.1 million of related expenses.

The following table summarizes the final allocation of the purchase price of Cadmus to the assets acquired and liabilities assumed in the acquisition (in thousands):

Purchase Price Allocation

As of March 7, 2007

Current assets	$96,942
Property, plant and equipment	136,268
Goodwill	229,450
Other intangible assets	111,600
Other assets	6,856
Total assets acquired	581,116
Current liabilities, excluding current portion of long-term debt	56,868
Long-term debt, including current maturities	210,063
Deferred income taxes	7,277
Other liabilities	58,201
Total liabilities assumed	332,409
Net assets acquired	248,707
Less cash acquired	—
Cost of Cadmus acquisition, less cash acquired	$248,707

The Cadmus acquisition resulted in $229.5 million of goodwill (Note 8), none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment.

Cadmus’ results of operations and cash flows have been included in the Company’s condensed consolidated statements of operations and cash flows from the March 7, 2007 acquisition date.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the three month period ended March 31, 2007 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Cadmus acquisition as if it had been consummated as of December 31, 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007
	As Restated	Pro Forma
Net sales	$414,714	$496,531
Operating income	28,239	31,564
Income (loss) from continuing operations	1,780	(3,176)
Net income	18,073	13,117
Income (loss) per share – basic:
Continuing operations	$0.03	$(0.06)
Discontinued operations	0.31	0.31
Net income	$0.34	$0.25
Income (loss) per share – diluted:
Continuing operations	$0.03	$(0.06)
Discontinued operations	0.30	0.31
Net income	$0. 33	$0.25

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the Cadmus acquisition actually been consummated as of December 31, 2006, or of the Company’s expected future results of operations.

Printegra

On February 12, 2007, the Company acquired all of the stock of Printegra, with annual sales of approximately $90.0 million prior to its acquisition by the Company. Printegra produces printed business communication documents regularly consumed by small and large businesses, including laser cut sheets, envelopes, business forms, security documents and labels. The final aggregate purchase price for Printegra was approximately $78.1 million, which included $0.5 million of related expenses. Printegra’s results of operations and cash flows have been included in the Company’s condensed consolidated statements of operations and cash flows from the February 12, 2007 acquisition date.  Pro forma results for the three month period ended March 31, 2007, assuming the acquisition of Printegra had been made on December 31, 2006, have not been presented since the effect would not be material.

Deferred Taxes

In connection with the acquisition of Commercial Envelope, the Company recorded a net deferred tax liability of $20.7 million relating to indefinite lived intangible assets, after considering the release of $21.5 million of existing valuation allowances against goodwill recorded.  In connection with the acquisition of ColorGraphics, the Company recorded a net deferred tax liability of $6.8 million.  In connection with the acquisition of Cadmus, the Company recorded a net deferred tax liability of $1.5 million. In connection with the acquisition of Printegra, the Company recorded a net deferred tax liability of $7.4 million and released existing valuation allowances of a like amount against goodwill recorded, in accordance with SFAS 109.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Liabilities Related to Exit Activities

The Company recorded liabilities in the purchase price allocation in connection with its plans to exit certain activities of the above acquisitions. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Liabilities recorded at December 29, 2007	$3,453	$495	$351	$4,299
Accruals, net	—	—	149	149
Payments	(380)	(119)	(338)	(837)
Balance at March 29, 2008	$3,073	$376	$162	$3,611

5. Discontinued Operations

On March 13, 2007, the Company sold its remaining 28.6% economic and voting interest in the Supremex Index Fund (the “Fund”) for $67.2 million and recorded a pre-tax gain of approximately $25.6 million. Income from discontinued operations for the three months ended March 31, 2007 includes equity income of $2.2 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

The following table summarizes certain statement of operations data for discontinued operations (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Other (expense) income	$(400)	$2,198
Income tax expense	256	1,294
Gain on sale of discontinued operations, net of taxes of $10,196 in 2007	—	15,389
(Loss) income from discontinued operations, net of taxes	(656)	16,293

6. Inventories

Inventories by major category are as follows (in thousands):

	March 29, 2008	December 29, 2007
Raw materials	$68,810	$71,075
Work in process	38,183	34,875
Finished goods	65,067	56,958
	$172,060	$162,908

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	March 29, 2008	December 29, 2007
Land and land improvements	$22,271	$23,734
Buildings and building improvements	108,320	109,673
Machinery and equipment	592,139	577,763
Furniture and fixtures	12,443	12,430
Construction in progress	9,307	18,664
	744,480	742,264
Accumulated depreciation	(328,199)	(313,923)
	$416,281	$428,341

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment (Note 14) are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total

Balance as of December 29, 2007	$305,025	$364,777	$669,802
Acquisitions	501	(1,308)	(807)
Foreign currency translation	—	(257)	(257)
Balance as of March 29, 2008	$305,526	$363,212	$668,738

Other intangible assets are as follows (in thousands):

	March 29, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	$153,806	$(24,141)	$129,665	$153,806	$(22,303)	$131,503
Trademarks and tradenames	20,521	(3,442)	17,079	20,521	(3,251)	17,270
Patents	3,028	(1,554)	1,474	3,028	(1,487)	1,541
Non-compete agreements	2,316	(1,406)	910	2,316	(1,336)	980
Other	768	(369)	399	768	(360)	408
	180,439	(30,912)	149,527	180,439	(28,737)	151,702

Intangible assets with indefinite lives:
Trademarks	118,200	—	118,200	118,200	—	118,200
Pollution credits	720	—	720	720	—	720
Total	$299,359	$(30,912)	$268,447	$299,359	$(28,737)	$270,622

As of March 29, 2008, the weighted average remaining amortization period for customer relationships was 18 years, trademarks and tradenames was 26 years, patents was six years, non-compete agreements was four years and other was 27 years.

Total pre-tax amortization expense for the five years ending March 30, 2013 is estimated to be as follows:  $8.8 million, $8.8 million, $8.7 million, $8.6 million and $8.5 million, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt

Long-term debt is as follows (in thousands):

	March 29, 2008	December 29, 2007
Term Loan, due 2013	$713,300	$715,100
7⅞% Senior Subordinated Notes, due 2013	320,000	320,000
8⅜% Senior Subordinated Notes, due 2014 ($104.1 million outstanding principal amount)	106,140	106,220
Senior Unsecured Loan, due 2015	175,000	175,000
Revolving Credit Facility, due 2012	46,000	91,200
Other	35,311	37,117
	1,395,751	1,444,637
Less current maturities	(16,961)	(18,752)
Long-term debt	$1,378,790	$1,425,885

As of March 29, 2008, the Company was in compliance with all covenants under its debt agreements.

Interest Rate Swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of March 29, 2008 and December 29, 2007, the Company had $595.0 million of such interest rate swaps.  The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of March 29, 2008, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

10. Restructuring, Impairment and Other Charges

The Company has two cost savings plans, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2007 Cost Savings and Integration Plan

In 2007, the Company formulated its preliminary cost savings and integration plan related to its acquisition of Commercial Envelope, ColorGraphics, Cadmus and Printegra. In connection with the implementation of this plan, during 2007, the Company closed its envelope plant in O’Fallon, Missouri, its forms plant in Girard, Kansas and commercial printing plants in San Francisco, California, Seattle, Washington, and Philadelphia, Pennsylvania and integrated these operations into acquired and other operations.  In the first quarter of 2008, the Company continued the implementation of cost savings initiatives throughout its operations and anticipates further headcount reductions and plant closures.  The following tables and discussion present the details of the expenses recognized in the three months ended March 29, 2008 as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the three months ended March 29, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$813	$730	$1,543
Asset impairments	152	—	152
Equipment moving expenses	48	67	115
Lease termination expenses	294	—	294
Building clean-up and other expenses	155	228	383
Total restructuring and impairment charges	$1,462	$1,025	$2,487

Envelopes, Forms and Labels. As a result of the above closures and cost savings initiatives at other locations, the segment incurred employee separation costs of $0.8 million related to workforce reductions, asset impairment charges of $0.2 million related to equipment taken out of service, lease termination expenses of $0.3 million and building clean-up and other related expenses of $0.2 million.

Commercial Printing. As a result of the above closures and cost savings initiatives at other locations, the segment incurred employee separation costs of $0.7 million related to workforce reductions, equipment moving expenses of $0.1 million for the redeployment of equipment and building clean-up and other related expenses of $0.2 million.

A summary of the activity charged to the restructuring liabilities as a result of the 2007 Cost Savings and Integration Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 29, 2007	$3,582	$541	$2,092	$6,215
Accruals, net	294	1,543	—	1,837
Payments	(923)	(918)	—	(1,841)
Balance at March 29, 2008	$2,953	$1,166	$2,092	$6,211

2005 Cost Savings and Restructuring Plan

In the fourth quarter of 2007, the senior management team of Cenveo completed the implementation of its 2005 Cost Savings and Restructuring Plan that it initiated in September 2005, including the consolidation of the Company’s purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending.  The following tables and discussion present the details of the expenses recognized in the three months ended March 29, 2008 and March 31, 2007, as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the three months ended March 29, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$13	$122	$68	$203
Asset impairments, net of gain on sale	—	(476)	—	(476)
Equipment moving expenses	—	322	—	322
Lease termination expenses	32	—	34	66
Building clean-up and other expenses	148	361	—	509
Total restructuring and impairment charges	$193	$329	$102	$624

Envelopes, Forms and Labels.  The envelopes, forms and labels segment incurred employee separation, lease termination and building clean-up and other expenses of $0.2 million related to closed locations.

Commercial Printing.  The commercial printing segment incurred employee separation costs of $0.1 million related to workforce reductions, gains on sale of impaired assets of $0.5 million related to equipment sold, equipment moving expenses of $0.3 million and building clean-up and other expenses of $0.4 million related to locations that were closed in 2007.

2007 Activity

Restructuring and impairment charges for the three months ended March 31, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$702	$663	$18	$1,383
Asset impairments, net of gain on sale	(608)	135	—	(473)
Equipment moving expenses	536	112	—	648
Lease termination expenses	19	66	30	115
Building clean-up and other expenses	113	817	22	952
Total restructuring and impairment charges	$762	$1,793	$70	$2,625

Envelopes, Forms and Labels. As a result of locations closed in 2006 and cost savings at other locations, the envelopes, forms and labels segment incurred employee separation costs of $0.7 million related to workforce reductions, asset impairments, net of $(0.6) million which primarily relates to the gain on sale of a facility, equipment moving expenses of $0.5 million for the redeployment of equipment and building clean-up and other expenses of $0.1 million.

Commercial Printing. As a result of locations closed in 2006 and 2005 and cost savings at other locations, the commercial printing segment incurred employee separation costs of $0.7 million related to workforce reductions, asset impairment charges of $0.1 million for equipment taken out of service, equipment moving expenses of $0.1 million for the redeployment of equipment and $0.8 million of building clean-up and other expenses.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

A summary of the activity charged to the restructuring liabilities as a result of the 2005 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 29, 2007	$4,793	$1,163	$297	$6,253
Accruals, net	66	203	—	269
Payments	(159)	(1,008)	—	(1,167)
Balance at March 29, 2008	$4,700	$358	$297	$5,355

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee, the Company incurred a non-recurring charge of approximately $6.7 million related to professional fees.

11. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$119	$69	$—	$—
Interest cost	2,277	873	304	238
Expected return on plan assets	(2,685)	(925)	—	—
Net amortization and deferral	2	124	—	—
Recognized net actuarial loss	56	51	—	—
Net periodic pension expense	$(231)	$192	$304	$238

For the three months ended March 29, 2008, the Company made contributions of $1.8 million to its pension plans and postretirement plans. The Company expects to contribute approximately $9.2 million to its pension plans and postretirement plans for the remainder of 2008.

12. Comprehensive (Loss) Income

A summary of comprehensive (loss) income is as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net (loss) income	$(3,399)	$18,073
Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges	(9,359)	94
Currency translation adjustment	(1,250)	(5,387)
Comprehensive (loss) income	$(14,008)	$12,780

As of March 29, 2008, the Company had a $31.1 million liability relating to the unrealized loss on cash flow hedges which is included in other liabilities in its condensed consolidated balance sheet (Note 9). In connection with the sale of its remaining investment in the Fund on March 13, 2007 (Note 5), the Company reclassified $5.5 million of currency translation adjustment into discontinued operations from other comprehensive income.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. (Loss) Income per Share

Basic (loss) income per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if stock options, restricted stock and restricted stock units (“RSUs”) to issue common stock were exercised under the treasury stock method. The only Company securities as of March 29, 2008 that could dilute basic (loss) income per share for periods subsequent to March 29, 2008 are (1) outstanding stock options, which are exercisable into 3,447,105 shares of the Company’s common stock and (2) 1,118,400 shares of restricted stock and RSUs.

The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended
	March 29, 2008	March 31, 2007
Numerator for basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(2,743)	$1,780
(Loss) income from discontinued operations, net of taxes	(656)	16,293
Net (loss) income	$(3,399)	$18,073

Denominator weighted average common shares outstanding:
Basic shares	53,715	53,525
Dilutive effect of stock options and RSUs	—	1,047
Diluted shares	53,715	54,572

(Loss) income per share - basic:
Continuing operations	$(0.05)	$0.03
Discontinued operations	(0.01)	0.31
Net (loss) income	$(0.06)	$0.34

(Loss) income per share - diluted:
Continuing operations	$(0.05)	$0.03
Discontinued operations	(0.01)	0.30
Net (loss) income	$(0.06)	$0.33

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

Operating income of each segment includes substantially all costs and expenses directly relating to the segment’s operations. Corporate expenses include general and administrative expenses (Note 3).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007

Net sales:
Envelopes, forms and labels	$238,137	$211,470
Commercial printing	296,191	203,244
Total	$534,328	$414,714

Operating income (loss):
Envelopes, forms and labels	$25,626	$27,389
Commercial printing	11,278	9,630
Corporate	(13,924)	(8,780)
Total	$22,980	$28,239

Restructuring, impairment and other charges:
Envelopes, forms and labels	$1,655	$762
Commercial printing	1,354	1,793
Corporate	6,740	70
Total	$9,749	$2,625
	150
Net sales by product line:
Envelopes	$165,668	$144,358
Commercial printing	201,405	176,040
Journals and periodicals	93,845	26,431
Labels and business forms	73,410	67,885
Total	$534,328	$414,714
Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,234	$2,966
Commercial printing to envelopes, forms and labels	1,514	2,632
Total	$2,748	$5,598

	March 29, 2008	December 29, 2007

Identifiable assets:
Envelopes, forms and labels	$814,129	$833,337
Commercial printing	1,073,125	1,105,832
Corporate	59,103	63,553
Total	$1,946,357	$2,002,722

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”) and is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Company’s wholly owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued 7⅞% Notes and, in connection with the acquisition of Cadmus, assumed Cadmus’ 8⅜% Notes (collectively the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The limited numbers of remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are primarily non-U.S., indirect wholly-owned subsidiaries of the Parent Company.

Presented below is condensed consolidating information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three months ended March 29, 2008 and March 31, 2007.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 29, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$8,693	$2,094	$2,268	$—	$13,055
Accounts receivable, net	—	154,081	148,581	4,843	—	307,505
Inventories	—	95,224	75,941	895	—	172,060
Assets held for sale	—	4,278	—	—	—	4,278
Notes receivable from subsidiaries	—	39,425	—	—	(39,425)	—
Prepaid and other current assets	—	49,304	16,498	518	—	66,320
Total current assets	—	351,005	243,114	8,524	(39,425)	563,218

Investment in subsidiaries	88,298	1,485,083	3,065	—	(1,576,446)	—
Property, plant and equipment, net	—	163,661	251,895	725	—	416,281
Goodwill	—	175,234	493,504	—	—	668,738
Other intangible assets, net	—	9,415	259,032	—	—	268,447
Other assets, net	—	23,102	6,180	391	—	29,673
Total assets	$88,298	$2,207,500	$1,256,790	$9,640	$(1,615,871)	$1,946,357

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,571	$9,390	$—	$—	$16,961
Accounts payable	—	97,379	60,695	2,118	—	160,192
Accrued compensation and related liabilities	—	29,800	18,932	—	—	48,732
Other current liabilities	—	72,384	15,101	1,182	—	88,667
Intercompany payable (receivable)	—	505,841	(509,359)	3,518	—	—
Notes payable to subsidiary issuer	—	—	39,425	—	(39,425)	—
Total current liabilities	—	712,975	(365,816)	6,818	(39,425)	314,552

Long-term debt	—	1,354,641	24,149	—	—	1,378,790
Deferred income tax liability (asset)	—	(19,986)	67,769	(243)	—	47,540
Other liabilities	—	71,572	45,605	—	—	117,177
Shareholders’ equity	88,298	88,298	1,485,083	3,065	(1,576,446)	88,298
Total liabilities and shareholders’ equity	$88,298	$2,207,500	$1,256,790	$9,640	$(1,615,871)	$1,946,357

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 29, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$260,292	$269,624	$4,412	$—	$534,328
Cost of sales	—	218,786	214,254	3,258	—	436,298
Selling, general and administrative	—	36,468	26,507	151	—	63,126
Amortization of intangible assets	—	111	2,064	—	—	2,175
Restructuring, impairment and other charges	—	9,708	41	—	—	9,749
Operating income (loss)	—	(4,781)	26,758	1,003	—	22,980
Interest expense, net	—	26,560	437	(19)	—	26,978
Intercompany interest expense (income)	—	(944)	944	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—	—
Other expense, net	—	186	275	—	—	461
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(30,583)	25,102	1,022	—	(4,459)
Income tax expense (benefit)	—	(3,823)	2,107	—	—	(1,716)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(26,760)	22,995	1,022	—	(2,743)
Equity in income of unconsolidated subsidiaries	(3,399)	24,017	1,022	—	(21,640)	—
(Loss) income from continuing operations	(3,399)	(2,743)	24,017	1,022	(21,640)	(2,743)
Loss from discontinued operations, net of taxes	—	(656)	—	—	—	(656)
Net income (loss)	$(3,399)	$(3,399)	$24,017	$1,022	$(21,640)	$(3,399)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,692	$13,903	$37,668	$168	$—	$54,431
Cash flows from investing activities:
Intercompany note	—	683	—	—	(683)	—
Capital expenditures	—	(1,712)	(7,385)	—	—	(9,097)
Proceeds from sale of property, plant and equipment	—	195	153	—	—	348
Net cash used in investing activities of continuing operations	—	(834)	(7,232)	—	(683)	(8,749)
Cash flows from financing activities:
Repayments under Revolving Credit Facility, net	—	(45,200)	—	—	—	(45,200)
Proceeds from exercise of stock options	288	—	—	—	—	288
Repayments of Term Loans	—	(1,800)	—	—	—	(1,800)
Repayments of other long-term debt	—	(97)	(1,709)	—	—	(1,806)
Intercompany note	—	—	(683)	—	683	—
Intercompany advances	(2,980)	29,630	(26,841)	191	—	—
Net cash (used in) provided by financing activities	(2,692)	(17,467)	(29,233)	191	683	(48,518)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	9	—	—	9
Net (decrease) increase in cash and cash quivalents	—	(4,398)	1,212	359	—	(2,827)
Cash and cash equivalents at beginning of year	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of year	$—	$8,693	$2,094	$2,268	$—	$13,055

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$13,091	$882	$1,909	$—	$15,882
Accounts receivable, net	—	164,815	175,746	4,073	—	344,634
Inventories	—	89,259	72,782	867	—	162,908
Notes receivable from subsidiaries	—	40,108	—	—	(40,108)	—
Prepaid and other current assets	—	57,484	15,160	714	—	73,358
Total current assets	—	364,757	264,570	7,563	(40,108)	596,782

Investment in subsidiaries	99,326	1,461,662	2,058	—	(1,563,046)	—
Property, plant and equipment, net	—	173,103	254,378	860	—	428,341
Goodwill	—	175,220	494,582	—	—	669,802
Other intangible assets, net	—	9,512	261,110	—	—	270,622
Other assets, net	—	22,949	13,833	393	—	37,175
Total assets	$99,326	$2,207,203	$1,290,531	$8,816	$(1,603,154)	$2,002,722

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$8,769	$9,983	$—	$—	$18,752
Accounts payable	—	98,111	65,130	2,217	—	165,458
Accrued compensation and related liabilities	—	23,792	23,361	—	—	47,153
Other current liabilities	—	57,845	20,495	1,214	—	79,554
Intercompany payable (receivable)	—	479,191	(482,518)	3,327	—	—
Notes payable to subsidiary issuer	—	—	40,108	—	(40,108)	—
Total current liabilities	—	667,708	(323,441)	6,758	(40,108)	310,917

Long-term debt	—	1,400,620	25,265	—	—	1,425,885
Deferred income tax liability (asset)	—	(17,162)	72,343	—	—	55,181
Other liabilities	—	56,711	54,702	—	—	111,413
Shareholders’ equity	99,326	99,326	1,461,662	2,058	(1,563,046)	99,326
Total liabilities and shareholders’ equity	$99,326	$2,207,203	$1,290,531	$8,816	$(1,603,154)	$2,002,722

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$305,607	$108,216	$891	$—	$414,714
Cost of sales	—	248,417	83,334	785	—	332,536
Selling, general and administrative	—	40,440	9,000	44	—	49,484
Amortization of intangible assets	—	1,232	598	—	—	1,830
Restructuring and impairment charges	—	2,593	32	—	—	2,625
Operating income	—	12,925	15,252	62	—	28,239
Interest expense, net	—	15,596	687	(1)	—	16,282
Intercompany interest expense (income)	—	(687)	687	—	—	—
Loss on early extinguishment of debt	—	8,681	19	—	—	8,700
Other expense (income), net	—	318	(98)	2	—	222
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(10,983)	13,957	61	—	3,035
Income tax expense (benefit)	—	(177)	1,432	—	—	1,255
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(10,806)	12,525	61	—	1,780
Equity in income of unconsolidated subsidiaries	18,073	12,586	61	—	(30,720)	—
Income (loss) from continuing operations	18,073	1,780	12,586	61	(30,720)	1,780
Income from discontinued operations, net of taxes	—	16,293	—	—	—	16,293
Net income (loss)	$18,073	$18,073	$12,586	$61	$(30,720)	$18,073

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$2,265	$11,165	$19,539	$(3,279)	$—	$29,690
Net cash provided by discontinued operating activities	—	2,198	—	—	—	2,198
Net cash provided by (used in) operating activities	2,265	13,363	19,539	(3,279)	—	31,888
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(329,300)	—	—	—	(329,300)
Intercompany note	—	992	—	—	(992)	—
Capital expenditures	—	(6,845)	(270)	—	—	(7,115)
Proceeds from sale of property, plant and equipment	—	2,347	—	—	—	2,347
Net cash used in investing activities of continuing operations	—	(332,806)	(270)	—	(992)	(334,068)
Proceeds from the sale of discontinued operations	—	73,628	—	—	—	73,628
Net cash used in investing activities	—	(259,178)	(270)	—	(992)	(260,440)
Cash flows from financing activities:
Proceeds from issuance of Term Loans	—	620,000	—	—	—	620,000
Borrowings under Revolving Credit Facility, net	—	29,400	—	—	—	29,400
Proceeds from exercise of stock options	185	—	—	—	—	185
Repayment of Term Loan B	—	(324,188)	—	—	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)	—	—	—	(70,100)
Repayment of 8 3/8% Senior Subordinated Notes	—	(20,875)	—	—	—	(20,875)
Repayments of other long-term debt	—	(166)	—	—	—	(166)
Payment of refinancing fees, redemption, premiums and expenses	—	(7,489)	—	—	—	(7,489)
Payment of debt issuance costs	—	(886)	—	—	—	(886)
Intercompany note	—	—	(992)	—	992	—
Intercompany advances	(2,450)	18,309	(19,827)	3,968	—	—
Net cash provided by (used in) financing activities	(2,265)	244,005	(20,819)	3,968	992	225,881
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	—	(1,810)	(1,550)	689	—	(2,671)
Cash and cash equivalents at beginning of year	—	8,655	1,903	—	—	10,558
Cash and cash equivalents at end of year	$—	$6,845	$353	$689	$—	$7,887

16. Subsequent Event

On March 31, 2008, the Company acquired all of the stock of Rex Corporation and its manufacturing facility for approximately $50 million using its Revolving Credit Facility.  Rex is an independent manufacturer of premium and high-quality packaging solutions with annual sales of approximately $40 million prior to its acquisition by the Company. Rex’s results of operations and cash flows will be included in the Company’s consolidated statements of operations and cash flows from the March 31, 2008 acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Item 7 of our 2007 Annual Report on Form 10-K, which we refer to as our Form 10-K, describes the application of our critical accounting policies, for which there have been no significant changes as of March 29, 2008.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (1) our substantial indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (2) our ability to service or refinance our debt; (3) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (4) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (5) our ability to successfully integrate acquisitions; (6) intense competition in our industry; (7) the absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (8) factors affecting the U.S. postal services impacting demand for our products; (9) the availability of the Internet and other electronic media affecting demand for our products; (10) increases in paper costs and decreases in its availability; (11) our labor relations; (12) compliance with environmental rules and regulations; and (13) dependence on key management personnel. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company’s business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the SEC.

Business Overview

We are one of the largest diversified printing companies in North America. Our broad portfolio of products includes envelope, form, and label manufacturing, commercial printing and packaging and publisher offerings. We operate from a global network of approximately 78 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of customers.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates approximately 38 manufacturing facilities, primarily in North America and primarily specializes in the design, manufacturing, printing and fulfillment of: (1) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (2) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (3) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains.  In 2007 we grew our envelopes, forms and labels business with the acquisition of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, and PC Ink Corp., which we refer to as Printegra.

On August 30, 2007, we acquired all of the stock of Commercial Envelope, one of the largest envelope manufacturers in the United States.  Prior to our acquisition, Commercial Envelope had annual revenues of approximately $160.0 million.  Commercial Envelope’s facilities collectively produced over 41 million envelopes per day in 2007.  The acquisition of Commercial Envelope increased our market share in the U.S. envelope market and is expected to create efficiencies as we integrate our operations.

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

Commercial Printing

Our commercial printing segment operates approximately 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia and primarily offers print, design, content management, fulfillment and distribution offerings, including: (1) high-end color printing of a wide range of premium products for major national and regional customers; (2) general commercial products for regional and local customers; (3) scientific, technical and medical, which we refer to STM, journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (4) specialty packaging and high quality promotional materials for multinational consumer products companies. We completed two commercial printing acquisitions in 2007: Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Cadmus Communications Corporation, which we refer to as Cadmus.

On July 9, 2007, we acquired all of the stock of ColorGraphics, one of the largest commercial printers in the western United States.  Prior to our acquisition, ColorGraphics had annual revenues of approximately $170.0 million.  ColorGraphics produces printed annual reports, booklets, brochures, advertising inserts, direct mail and other corporate communication materials.

On March 7, 2007, we acquired all of the stock of Cadmus. Cadmus is one of the world’s largest providers of content management and printing to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America and a leading provider of specialty packaging and promotional printing products.  Prior to our acquisition, Cadmus had annual revenues of approximately $450.0 million.

See Notes 4 and 14 of our condensed consolidated financial statements included herein.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results for the three month period ended March 29, 2008 followed by a discussion of the results of each of our reported segments for the same period. See Note 2 of our condensed consolidated financial statements included herein. Our results for the three month period ended March 29, 2008 included the operating results of Printegra, Cadmus, ColorGraphics and Commercial Envelope, which we refer to as the 2007 Acquisitions.  Our results for the first quarter of 2007 included the operating results of both Cadmus and Printegra subsequent to their respective acquisition. See Note 4 to the condensed consolidated financial statements included herein.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The reporting periods consist of 13 weeks ending on March 29, 2008 and March 31, 2007.

	Three Months Ended
	March 29, 2008	March 31, 2007
	(in thousands, except per share amounts)

Net sales	$534,328	$414,714
Operating income (loss):
Envelopes, forms and labels	$25,626	$27,389
Commercial printing	11,278	9,630
Corporate	(13,924)	(8,780)
Total operating income	22,980	28,239
Interest expense, net	26,978	16,282
Loss on early extinguishment of debt	—	8,700
Other expense, net	461	222
(Loss) income from continuing operations before income taxes	(4,459)	3,035
Income tax (benefit) expense	(1,716)	1,255
(Loss) income from continuing operations	(2,743)	1,780
(Loss) income from discontinued operations, net of taxes	(656)	16,293
Net (loss) income	$(3,399)	$18,073
(Loss) income per share−basic:
Continuing operations	$(0.05)	$0.03
Discontinued operations	(0.01)	0.31
Net (loss) income	$(0.06)	$0.34

(Loss) income per share−diluted:
Continuing operations	$(0.05)	$0.03
Discontinued operations	(0.01)	0.30
Net (loss) income	$(0.06)	$0.33

Net Sales

Net sales increased $119.6 million in the first quarter of 2008, as compared to the first quarter of 2007. This increase was primarily due to the $150.4 million of sales generated by the 2007 Acquisitions, for which Cadmus and Printegra were included for only a portion of the first quarter of 2007 and Commercial Envelope and ColorGraphics had no corresponding amounts in the first quarter of 2007.  This increase was offset in part by lower sales from our envelopes, forms and labels segment of $11.3 million and from our commercial printing segment of $19.5 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $5.3 million in the first quarter of 2008, as compared to the first quarter of 2007. This decrease was primarily due to increased restructuring, impairment and other charges of $7.1 million, primarily related to a non-recurring charge for professional fees incurred for the internal review initiated by our audit committee and decreases in operating income from our commercial printing segment of $5.9 million and from our envelopes, forms and labels segment of $3.5 million. These decreases were partially offset by $9.7 million of increased operating income generated in the first quarter of 2008 by the 2007 Acquisitions, for which Cadmus and Printegra were included for only a portion of the first quarter of 2007 and Commercial Envelope and ColorGraphics had no corresponding amounts in the first quarter of 2007. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense. Interest expense increased $10.7 million to $27.0 million in the first quarter of 2008, as compared to $16.3 million in the first quarter of 2007, primarily due to the additional debt we incurred to finance the 2007 Acquisitions, partially offset by lower interest rates. Interest expense in the first quarter of 2008 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.3%, as compared to average outstanding debt of $817.1 million and a weighted average interest rate of 7.6% in the first quarter of 2007. See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

Loss on Early Extinguishment of Debt.  In the first quarter of 2007, we: (i) executed a tender offer for repayment on March 19, 2007 of $20.9 million of Cadmus’ 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes and (ii) refinanced our existing $525.0 million senior secured credit facilities, which we refer to as the Credit Facilities, in connection with the Cadmus acquisition and incurred losses on early extinguishment of debt of $8.7 million.  See Long-Term Debt below and Note 9 to the condensed consolidated financial statements included herein.

Income Taxes

	Three Months Ended
	March 29, 2008	March 31, 2007
	(in thousands)

Income tax (benefit) expense from U.S. operations	$(1,745)	$995
Income tax expense from foreign operations	29	260
Income tax (benefit) expense	$(1,716)	$1,255
Effective income tax rate	38.5%	41.35%

In the first quarter of 2008, we had an income tax benefit of $1.7 million, compared to income tax expense of $1.3 million in the first quarter of 2007, which primarily relates to taxes on our domestic operations. Our effective tax rate in the first quarter of 2008 and 2007 was higher than the statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against deferred tax assets to the extent recoverability does not satisfy the "more likely than not" recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of March 29, 2008, the total valuation allowance on our net U.S. deferred tax assets was approximately $30.8 million.

Income (Loss) from Discontinued Operations, Net of Taxes. Income from discontinued operations for the three months ended March 31, 2007, included the $15.4 million gain on sale of our remaining interest in the Fund on March 13, 2007, net of taxes of $10.2 million and equity income related to our retained interest in the Fund from January 1, 2007 through March 13, 2007. See Note 5 to the condensed consolidated financial statements included herein.

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

Restructuring, Impairment and Other Charges. In the fourth quarter 2007, we completed our cost savings and restructuring plan initiated in September 2005, including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of information technology infrastructure. In addition, in 2007 we implemented cost savings and integration initiatives related to the 2007 Acquisitions and anticipate substantially completing the integration of those operations during 2008.  See Note 10 to the condensed consolidated financial statements included herein. As of March 29, 2008, our total restructuring liability was $15.2 million.

During the first quarter of 2008, we incurred $9.7 million of restructuring, impairment and other charges, which included a $6.7 million non-recurring charge for professional fees related to the internal review initiated by our audit committee (see Notes 2 and 10 of our condensed consolidated financial statements included herein), $1.7 million of employee separation costs, asset impairments, net of $(0.3) million which includes the gain on sale of equipment, equipment moving expenses of $0.4 million, lease termination expenses of $0.4 million, and building clean-up and other expenses of $0.9 million. During the first quarter of 2007, we incurred $2.6 million of restructuring and impairment charges, which include $1.4 million of employee separation costs, asset impairments, net of $(0.5) million which included the gain on sale of a facility, equipment moving expenses of $0.6 million, lease termination costs of $0.1 million and building clean-up and other expenses of $1.0 million.

Envelopes, Forms and Labels

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Segment net sales	$238,137	$211,470
Segment operating income	$25,626	$27,389
Operating income margin	10.8%	13.0%
Restructuring and impairment charges	$1,655	$762

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $26.7 million, or 12.6%, in the first quarter of 2008, as compared to the first quarter of 2007. This increase was primarily due to (1) the $38.0 million of incremental sales generated by Commercial Envelope and Printegra in 2008, including the impact of sales changes for work transitioned primarily from a plant closure as a result of the Commercial Envelope acquisition, with no corresponding amount for Commercial Envelope and less than a full quarter of results for Printegra in the first quarter of 2007 and (2) higher sales of approximately $8.6 million, primarily from our envelope operations due to product mix and our label operations due to price increases. These increases were offset in part by lower sales volume of approximately $19.9 million, primarily from our envelope operations due to the reorganization and closing of operations and the retirement of older, less efficient assets to maximize profitability, a decline in the overall market due in part to the U.S. Postal Service’s rate increases in the middle of the second quarter of 2007, the closure of a forms plant in connection with the integration of Printegra's operations, and an overall decline in traditional documents business, mainly as a result of customers’ improved ability to print high quality documents on their own and lower sales volume from office product retail customers.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment decreased $1.8 million, or 6.4%, in the first quarter of 2008, as compared to the first quarter of 2007. This decrease was primarily due to a $4.4 million decrease in gross margins due in part to higher material costs and increased restructuring and impairment charges of $0.9 million primarily due to our 2007 cost savings and integration initiatives. These decreases were partially offset by $2.6 million of increased operating income generated by Commercial Envelope and Printegra in 2008, with no corresponding amount and less than a full quarter of results, respectively, in the first quarter of 2007, and lower selling, general and administrative expenses of $0.9 million from cost reduction programs.

Commercial Printing

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Segment net sales	$296,191	$203,244
Segment operating income	$11,278	$9,630
Operating income margin	3.8%	4.7%
Restructuring and impairment charges	$1,354	$1,793

Segment Net Sales

Segment net sales for our commercial printing segment increased $92.9 million, or 45.7%, in the first quarter of 2008, as compared to the first quarter of 2007. This increase was primarily due to the $112.4 million of incremental sales generated by ColorGraphics and Cadmus in 2007, including the impact of sales changes for work transitioned primarily from two plants that we closed as a result of the ColorGraphics acquisition, with no corresponding amount for ColorGraphics and less than a full quarter of results for Cadmus in the first quarter of 2007. This increase was offset by lower sales resulting from plants we closed in 2007 of approximately $13.9 million and lower pricing and sales volume and product mix, partially offset by higher sales due to paper price increases and foreign currency fluctuations.

Segment Operating Income

Segment operating income for our commercial printing segment increased $1.6 million, or 17.1%, in the first quarter of 2008, as compared to the first quarter of 2007. This increase was primarily due to $7.1 million of operating income generated by ColorGraphics and Cadmus during 2008, with no corresponding amount for ColorGraphics and less than a full quarter of results for Cadmus in 2007, reduced selling, general and administrative expenses of approximately $1.7 million from our cost savings programs, lower amortization expense of $1.1 million and lower restructuring and impairment charges of $0.4 million. These increases were substantially offset by lower gross margins of approximately $8.7 million due in part to higher material costs and plant closures in 2007.

Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher in the first quarter of 2008, as compared to the first quarter of 2007, primarily due to the $6.7 million non-recurring charge incurred for professional fees in connection with the internal review conducted by our audit committee. See Notes 2, 3 and 10 to the condensed consolidated financial statements included herein.

Liquidity and Capital Resources

Net Cash Provided by Continuing Operating Activities. Net cash provided by continuing operating activities was $54.4 million in the first three months of 2008, which was primarily due to a decrease in our working capital of $34.6 million and net income adjusted for non-cash items of $22.9 million. The decrease in our working capital primarily resulted from a decrease in receivables primarily due to the timing of collections and the timing of sales to our customers and the timing of interest payments, partially offset by an increase in inventories primarily due to the timing of work performed for our customers.

Net cash used in continuing operating activities was $29.7 million in the first three months of 2007, which was primarily due to net income adjusted for non-cash items of $27.5 million.

Net Cash Provided by Discontinued Operating Activities. Represents the net cash dividends received from the Fund through March 31, 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities was $8.7 million in the first three months of 2008, primarily resulting from capital expenditures of $9.1 million.

Net cash used in investing activities was $260.4 million in the first three months of 2007, primarily resulting from the acquisition cost of Cadmus and Printegra of $329.3 million and capital expenditures of $7.1 million, offset in part by $73.6 million of cash proceeds from the sale of our remaining interest in the Fund.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $48.6 million in the first three months of 2008, primarily due the repayment of our revolving credit facility of $45.2 million, our term loans of $1.8 million and $1.8 million of other long-term debt.

Net cash provided by financing activities was $225.9 million in the first quarter of 2007, primarily due to our debt-financed acquisition of Cadmus (see 2007 Debt Amendment and Refinancing below) with proceeds from our term loans of $620.0 million and net borrowings under our revolving credit facility of $29.4 million, offset in part by the repayment of: (i) our term loan B of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, (iii) $20.9 million of  8⅜% Notes and (iv) $7.5 million of payments for refinancing fees, redemption premiums and expenses on the extinguishment of debt and $0.9 million of debt issuance cost payments in connection with our debt refinancing and the issuance of debt.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.4 billion at March 29, 2008, a decrease of $48.9 million from December 29, 2007. This decrease was primarily due to cash flows provided by operating activities which was used to pay down debt. As of March 29, 2008, approximately 75% of our outstanding debt was subject to fixed interest rates. See the remainder of this Long-Term Debt section below and Note 9 to the condensed consolidated financial statements included herein.

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

Interest Rate Swaps

We currently have interest rate swap agreements to hedge interest rate exposure of $595.0 million of our notional floating rate debt.

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

As of March 29, 2008, we were in compliance with all covenants under our debt agreements.

As of March 29, 2008, we had outstanding letters of credit of approximately $23.9 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Amended Credit Facilities	7⅞% Notes	8⅜% Notes	Last Update
Standard & Poor’s	BB-	BB+	B	B	December 2007
Moody’s	B1	Ba2	B3	B3	September 2007

On March 31, 2008, we acquired all of the stock of Rex Corporation and its manufacturing facility, which we refer to as Rex, for approximately $50 million using our Revolving Credit Facility. Rex is an independent manufacturer of premium and high-quality packaging solutions with annual sales of approximately $40 million prior to its acquisition by the Company. Rex’s results of operations and cash flows will be included in our condensed consolidated results from the March 31, 2008 acquisition date.

The terms of our existing debt do not have any rating triggers that impact our funding. We do not believe that our current ratings will impact our ability to raise additional capital. We expect that internally generated cash flows and the financing available under our Amended Credit Facilities will be sufficient to fund our working capital needs and short-term growth through 2008; however, this cannot be assured.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of March 29, 2008, we do not have any off-balance sheet arrangements.

Guarantees. In connection with the disposition of certain operations, we have indemnified the purchasers for certain contingencies as of the date of disposition. We have accrued the estimated probable cost of these contingencies.

Seasonality

Our commercial printing plants experience seasonal variations. Revenues from annual reports are generally concentrated from February through April. Revenues associated with consumer publications, such as holiday catalogs and automobile brochures, tend to be concentrated from July through October. Revenues associated with the educational and scholarly market and promotional materials tend to decline in the summer. In addition, several envelope market segments and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market related to holiday purchases. As a result of these seasonal variations, some of our operations operate at or near capacity at certain times throughout the year.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At March 29, 2008, we had variable rate debt outstanding of $351.2 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $3.5 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended March 29, 2008, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.2 million and $0.1 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2008 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.1	Articles of Incorporation—incorporated by reference to Exhibit 3(i) of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1997.

3.2	Articles of Amendment to the Articles of Incorporation dated May 17, 2004—incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

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

4.1
Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 29, 2003.

4.2
Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston, as Initial Purchaser, relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s annual report on Form 10-K for the year ended December 29, 2003.

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

Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.

4.5
Fourth Supplemental Indenture, dated as of July 9, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007.

4.6
Fifth Supplemental Indenture, dated as of August 30, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

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

4.13
Fifth Supplemental Indenture, dated as of August 30, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

4.14
Sixth Supplemental Indenture, dated as of November 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.12 to registrant’s annual report on Form 10-K for the year ended December 29, 2007.

10.1*	Amendment, dated February 27, 2008, to Employment Agreement dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on May 7, 2008.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)