Form 10-Q
period 2008-06-28
CENVEO, INC
filed 2008-08-07
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 1, 2008 the registrant had 53,935,328 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 28, 2008	December 29, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$12,539	$15,882
Accounts receivable, net	283,897	344,634
Inventories	167,509	162,908
Assets held for sale	4,278	—
Prepaid and other current assets	60,570	73,358
Total current assets	528,793	596,782

Property, plant and equipment, net	434,166	428,341
Goodwill	673,517	669,802
Other intangible assets, net	279,968	270,622
Other assets, net	29,316	37,175
Total assets	$1,945,760	$2,002,722

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18,150	$18,752
Accounts payable	177,229	165,458
Accrued compensation and related liabilities	47,639	47,153
Other current liabilities	75,244	79,554
Total current liabilities	318,262	310,917

Long-term debt	1,363,615	1,425,885
Deferred income taxes	54,294	55,181
Other liabilities	104,840	111,413
Commitments and contingencies Shareholders’ equity:
Preferred stock	—	—
Common stock	538	537
Paid-in capital	262,356	254,241
Retained deficit	(149,671)	(148,939)
Accumulated other comprehensive loss	(8,474)	(6,513)
Total shareholders’ equity	104,749	99,326
Total liabilities and shareholders’ equity	$1,945,760	$2,002,722

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
		As Restated		As Restated
Net sales	$524,501	$496,960	$1,058,829	$911,674
Cost of sales	417,406	402,217	853,704	734,753
Selling, general and administrative	63,240	55,041	126,366	104,525
Amortization of intangible assets	2,279	2,595	4,454	4,425
Restructuring, impairment and other charges	5,425	9,156	15,174	11,781
Operating income	36,151	27,951	59,131	56,190
Interest expense, net	26,175	21,526	53,153	37,808
Loss on early extinguishment of debt	4,242	505	4,242	9,205
Other expense, net	663	944	1,124	1,166
Income from continuing operations before income taxes	5,071	4,976	612	8,011
Income tax expense	2,005	2,406	289	3,661
Income from continuing operations	3,066	2,570	323	4,350
(Loss) income from discontinued operations, net of taxes	(399)	(342)	(1,055)	15,951
Net income (loss)	$2,667	$2,228	$(732)	$20,301
Income (loss) per share - basic:
Continuing operations	$0.06	$0.05	$0.01	$0.08
Discontinued operations	(0.01)	(0.01)	(0.02)	0.30
Net income (loss)	$0.05	$0.04	$(0.01)	$0.38
Income (loss) per share - diluted:
Continuing operations	$0.06	$0.05	$0.01	$0.08
Discontinued operations	(0.01)	(0.01)	(0.02)	0.29
Net income (loss)	$0.05	$0.04	$(0.01)	$0.37
Weighted average shares:
Basic	53,776	53,537	53,745	53,531
Diluted	54,216	54,722	54,219	54,651

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended
	June 28, 2008	June 30, 2007
		As Restated
Cash flows from operating activities:
Net income (loss)	$(732)	$20,301
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of taxes	—	(15,962)
Loss from discontinued operations, net of taxes	1,055	11
Depreciation and amortization, excluding non-cash interest expense	36,501	28,223
Non-cash interest expense, net	775	614
Loss on early extinguishment of debt	4,242	9,205
Stock-based compensation provision	6,961	4,632
Non-cash restructuring, impairment and other charges	2,952	5,047
Deferred income taxes	(990)	2,982
Gain on sale of assets	(2,420)	(369)
Other non-cash charges, net	5,575	3,945
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	60,965	6,157
Inventories	(1,487)	(5,851)
Accounts payable and accrued compensation and related liabilities	10,774	(18,747)
Other working capital changes	7,891	(2,228)
Other, net	(5,679)	(63)
Net cash provided by continuing operating activities	126,383	37,897
Net cash provided by discontinued operating activities	—	2,198
Net cash provided by operating activities	126,383	40,095
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(38,453)	(337,149)
Capital expenditures	(25,387)	(14,887)
Acquisition payments	(3,653)	(3,653)
Proceeds from sale of property, plant and equipment	12,014	2,928
Net cash used in investing activities of continuing operations	(55,479)	(352,761)
Proceeds from the sale of discontinued operations	—	73,628
Net cash used in investing activities	(55,479)	(279,133)
Cash flows from financing activities:
Repayment of senior unsecured loan	(175,000)	—
(Repayments) borrowings under revolving credit facility, net	(64,200)	62,400
Repayment of term loans	(3,600)	(1,550)
Repayment of term loan B	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)
Repayment of 8⅜% senior subordinated notes	—	(20,875)
Repayment of 9⅝% senior notes	—	(10,498)
Repayments of other long-term debt	(11,624)	(4,024)
Payment of debt issuance costs	(5,297)	(886)
Payment of refinancing fees, redemption premiums and expenses	—	(7,994)
Proceeds from issuance of 10½% senior notes	175,000	—
Proceeds from issuance of term loans	—	620,000
Proceeds from issuance of other long-term debt	9,311	—
Proceeds from exercise of stock options	1,154	241
Net cash (used in) provided by financing activities	(74,256)	242,526
Effect of exchange rate changes on cash and cash equivalents of continuing operations	9	89
Net (decrease) increase in cash and cash equivalents	(3,343)	3,577
Cash and cash equivalents at beginning of period	15,882	10,558
Cash and cash equivalents at end of period	$12,539	$14,135

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the three and six month periods ended June 28, 2008. The results of operations for the three and six month periods ended June 28, 2008 are generally not indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (the “Form 10-K”).

It is the Company’s practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The reporting periods ending on June 28, 2008 and June 30, 2007 consist of 13 weeks. Prior to fiscal 2008, the Company reported its results as ending on the calendar quarter end.

New Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for the Company on December 30, 2007. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions. The Company’s adoption of SFAS 157 on December 30, 2007 did not have a material impact on its condensed consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. As of June 28, 2008, the Company’s only fair valued financial item under the scope of SFAS 157 is its liability for interest rate swaps, which are based on LIBOR index inputs and are categorized as Level 2. The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company on December 30, 2007. The Company did not elect the fair value option for existing eligible items; therefore, SFAS 159 had no impact on the Company’s condensed consolidated financial statements at December 30, 2007.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and is effective at the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 161.

2.  Restatement

During the fourth quarter of 2007, senior management became aware of unsupported accounting entries that were recorded by a plant controller who had responsibility for two of the Company’s envelope plants. As a result, the Company’s audit committee initiated an internal review conducted by outside counsel under the direction of the audit committee that was completed prior to the Company’s Form 10-K filing in March 2008 (Note 10). The review concluded that the accounting irregularities were isolated to those two envelope plants and were committed solely by that former plant controller.  The accounting irregularities included the recording of unsupported journal entries to enhance the plants’ financial results through a reduction of cost of goods sold and increases to accounts receivable and inventories and decreases to accounts payable and other current liabilities.  As a result, the Company recorded adjustments to restate its historical condensed consolidated financial statements for the three and six month periods ended June 30, 2007, that decreased operating income by approximately $1.0 million and $2.0 million, respectively. As part of this restatement, the Company made an adjustment for an immaterial error in its statement of cash flows.

The following tables summarize the effects of the restatement on the line items included in the balance sheet, statement of operations and cash flows as of and for the three and six months ended June 30, 2007.

Condensed consolidated balance sheet line items (in thousands):
	June 30, 2007
	As Reported	As Restated

Accounts receivable, net	$290,791	$288,410
Inventories	140,870	138,900
Total current assets	490,941	486,590
Total assets	1,610,423	1,606,072

Accounts payable	133,383	133,277
Other current liabilities	87,178	86,472
Total current liabilities	294,699	293,887
Other liabilities	74,756	75,666
Retained deficit	(164,970)	(169,419)
Total shareholders' equity	89,723	85,274
Total liabilities and shareholders' equity	1,610,423	1,606,072

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Restatement (Continued)

Condensed consolidated statement of operations line items (in thousands, except per share data):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	As Reported	As Restated	As Reported	As Restated
Cost of sales	$401,220	$402,217	$732,710	$734,753
Operating income	28,948	27,951	58,233	56,190
Income from continuing operations before taxes	5,973	4,976	10,054	8,011
Income tax expense	2,855	2,406	4,539	3,661
Income from continuing operations	3,118	2,570	5,515	4,350
Net income	2,776	2,228	21,466	20,301
Income per share – basic:
Continuing operations	0.06	0.05	0.10	0.08
Net income	0.05	0.04	0.40	0.38
Income per share – diluted:
Continuing operations	0.06	0.05	0.10	0.08
Net income	0.05	0.04	0.39	0.37

Condensed consolidated statement of cash flows line items (in thousands):
	Six Months Ended
	June 30, 2007
	As Reported	As Restated

Net income	$21,466	$20,301
Accounts receivable	4,962	6,157
Inventories	(6,949)	(5,851)
Accounts payable and accrued compensation and related liabilities	(18,528)	(18,747)
Other working capital changes	(515)	(2,228)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation

The only form of stock-based compensation awarded in the first six months of 2008 was the issuance of 519,280 restricted share units (“RSUs”) during the second quarter of 2008.  The only other changes to the Company’s stock-based compensation awards from the amounts presented as of December 29, 2007, was the exercise of 133,000 stock options for shares of the Company’s common stock and the cancellation or forfeiture of 441,625 stock options and 113,750 restricted stock units. In addition, none of the Company’s stock-based compensation awards vested during the first six months of 2008. See Note 13 in the Form 10-K.

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $4.3 million and $7.0 million for the three and six months ended June 28, 2008, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2007, respectively.

As of June 28, 2008, there was approximately $30.5 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.4 years.

A summary of the Company’s unvested RSUs as of and for the six month period ended June 28, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2007	1,132,150	$18.36
Granted	519,280	10.54
Vested	—	—
Forfeited	(113,750)	19.03
Unvested at June 28, 2008	1,537,680	15.67

4. Acquisitions

Rex

On March 31, 2008, the Company acquired all of the stock of Rex Corporation and its manufacturing facility (“Rex”). Rex was an independent manufacturer of premium and high-quality packaging solutions with annual sales of approximately $40 million prior to its acquisition by the Company. The total cash consideration in connection with the Rex acquisition, excluding assumed debt of approximately $7.4 million, was approximately $42.9 million, including approximately $1.0 million of related expenses. The fair values of property, plant and equipment and other intangible assets were based on preliminary appraisals. The Rex acquisition preliminarily resulted in $8.3 million of goodwill, all of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $13.8 million, include: (i) the Rex trademark of $9.3 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Rex name, and the long operating history and existing customer base and (ii) customer relationships of $4.5 million, which are being amortized over their estimated weighted average useful lives of 13 years. Rex’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from March 31, 2008. Pro forma results for the three and six month periods ended June 28, 2008 and June 30, 2007, assuming the acquisition of Rex had been made on December 31, 2006, have not been presented since the effect would not be material.

Commercial Envelope

On August 30, 2007, the Company acquired all of the stock of Commercial Envelope.  Commercial Envelope was one of the largest envelope manufacturers in the United States, with approximately $160 million in annual revenues prior to its acquisition by the Company.  The total cash consideration in connection with the Commercial Envelope acquisition, excluding assumed debt of approximately $20.3 million, was approximately $214.1 million, including approximately $3.8 million of related expenses.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Preliminary Purchase Price Allocation

The following table summarizes, on a preliminary basis, the allocation of the purchase price of Commercial Envelope to the assets acquired and liabilities assumed in the acquisition and remains subject to finalization (in thousands):

As of August 30, 2007

Current assets	$43,671
Property, plant and equipment	36,757
Goodwill	98,848
Other intangible assets	87,770
Other assets	929
Total assets acquired	267,975
Current liabilities, excluding current portion of long-term debt	11,106
Long-term debt, including current maturities	20,277
Deferred income taxes	21,355
Total liabilities assumed	52,738
Net assets acquired	215,237
Less cash acquired	(1,114)
Cost of Commercial Envelope acquisition, less cash acquired	$214,123

The Commercial Envelope acquisition preliminarily resulted in $98.8 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. Commercial Envelope’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from August 30, 2007.

Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the three and six month periods ended June 30, 2007 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Commercial Envelope acquisition as if it had been consummated as of December 31, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	As Restated	Pro Forma	As Restated	Pro Forma
Net sales	$496,960	$531,626	$911,674	$988,097
Operating income	27,951	33,434	56,190	68,122
Income from continuing operations	2,570	5,788	4,350	8,564
Net income	2,228	5,446	20,301	24,515
Income per share – basic:
Continuing operations	0.05	0.11	0.08	0.16
Net income	0.04	0.10	0.38	0.46
Income per share – diluted:
Continuing operations	0.05	0.11	0.08	0.16
Net income	0.04	0.10	0.37	0.45

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

ColorGraphics

On July 9, 2007, the Company acquired all of the stock of ColorGraphics.  ColorGraphics was one of the largest commercial printers in the western United States, with annual revenues of approximately $170 million prior to its acquisition by the Company.  ColorGraphics prints annual reports, booklets, brochures, advertising inserts, direct mail and other corporate communication materials.  The total cash consideration in connection with the ColorGraphics acquisition, excluding assumed debt of approximately $28.6 million, was approximately $71.7 million, including approximately $0.9 million of related expenses. The ColorGraphics acquisition resulted in $38.7 million of goodwill, of which approximately $2.1 million is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. ColorGraphics’ results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from July 1, 2007. Pro forma results for the three and six month periods ended June 30, 2007, assuming the acquisition of ColorGraphics had been made on December 31, 2006, have not been presented since the effect would not be material.

Cadmus

On March 7, 2007, the Company acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly owned subsidiary of the Company. Cadmus is one of the world’s largest providers of content management and print offerings to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450 million prior to its acquisition by the Company. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $248.7 million, consisting of: (i) $228.9 million in cash for all of the common stock of Cadmus, (ii) payments of $17.7 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans and (iii) $2.1 million of related expenses.

Purchase Price Allocation

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

The Cadmus acquisition resulted in $229.5 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. Cadmus’ results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from March 7, 2007.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the six month period ended June 30, 2007 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Cadmus acquisition as if it had been consummated as of December 31, 2006 (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2007
	As Restated	Pro Forma
Net sales	$911,674	$993,491
Operating income	56,190	59,515
Income from continuing operations	4,350	(606)
Net income	20,301	15,345
Income per share – basic:
Continuing operations	0.08	(0.01)
Net income	0.38	0.29
Income per share – diluted:
Continuing operations	0.08	(0.01)
Net income	0.37	0.29

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the Cadmus acquisition actually been consummated as of December 31, 2006, or of the Company’s expected future results of operations.

Printegra

On February 12, 2007, the Company acquired all of the stock of Printegra, with annual sales of approximately $90 million prior to its acquisition by the Company. Printegra produces printed business communication documents regularly consumed by small and large businesses, including laser cut sheets, envelopes, business forms, security documents and labels. The final aggregate purchase price for Printegra was approximately $78.1 million, which included $0.5 million of related expenses. Printegra’s results of operations and cash flows have been included in the Company’s condensed consolidated statements of operations and cash flows from the February 12, 2007 acquisition date.  Pro forma results for the six month period ended June 30, 2007, assuming the acquisition of Printegra had been made on December 31, 2006, have not been presented since the effect would not be material.

Deferred Taxes

In connection with the acquisition of Commercial Envelope, the Company recorded a net deferred tax liability of $20.4 million relating to indefinite lived intangible assets, after considering the release of $21.5 million of existing valuation allowances against goodwill recorded.  In connection with the acquisitions of ColorGraphics and Cadmus, the Company recorded a net deferred tax liability of $6.4 million and $1.5 million, respectively. In connection with the acquisition of Printegra, the Company recorded a net deferred tax liability of $7.4 million and released existing valuation allowances of a like amount against goodwill recorded.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Liabilities Related to Exit Activities

The Company recorded liabilities in the purchase price allocation in connection with its plans to exit certain activities of the above acquisitions. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Liabilities recorded at December 29, 2007	$3,453	$495	$351	$4,299
Accruals, net	62	948	149	1,159
Payments	(650)	(830)	(338)	(1,818)
Balance at June 28, 2008	$2,865	$613	$162	$3,640

5. Discontinued Operations

On March 13, 2007, the Company sold its remaining 28.6% economic and voting interest in the Supremex Index Fund (the “Fund”) for $67.2 million and recorded a pre-tax gain of approximately $25.6 million. Income from discontinued operations for the six months ended June 30, 2007 includes equity income of $2.2 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

The following table summarizes certain statement of operations data for discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$—	$—	$—	$—
Operating income	—	—	—	—
Other (expense) income	(68)	175	(468)	2,373
Income tax expense	331	192	587	1,486

(Loss) gain on sale of discontinued operations, net of taxes of $10,196 in the six-months ended June 30, 2007	—	(325)	—	15,064
(Loss) income from discontinued operations, net of taxes	(399)	(342)	(1,055)	15,951

6. Inventories

Inventories by major category are as follows (in thousands):

	June 28, 2008	December 29, 2007
Raw materials	$71,376	$71,075
Work in process	29,628	34,875
Finished goods	66,505	56,958
	$167,509	$162,908

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	June 28, 2008	December 29, 2007
Land and land improvements	$21,686	$23,734
Building and building improvements	110,397	109,673
Machinery and equipment	612,505	577,763
Furniture and fixtures	12,722	12,430
Construction in progress	16,222	18,664
	773,532	742,264
Accumulated depreciation	(339,366)	(313,923)
	$434,166	$428,341

On June 24, 2008, the Company sold one of its envelope facilities for net proceeds of $11.5 million and entered into an operating lease for the same facility. In connection with the sale, the Company recorded a total gain of $7.8 million, of which $2.3 million was recognized in cost of sales in the second quarter of 2008. The remaining gain was deferred and is being amortized on a straight-line basis over the seven year term of the lease, as a reduction to rent expense in cost of sales.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total

Balance as of December 29, 2007	$305,025	$364,777	$669,802
Acquisitions	(2,853)	6,782	3,929
Foreign currency translation	—	(214)	(214)
Balance as of June 28, 2008	$302,172	$371,345	$673,517

Other intangible assets are as follows (in thousands):

	June 28, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	$158,306	$(26,083)	$132,223	$153,806	$(22,303)	$131,503
Trademarks and tradenames	20,521	(3,633)	16,888	20,521	(3,251)	17,270
Patents	3,028	(1,621)	1,407	3,028	(1,487)	1,541
Non-compete agreements	2,316	(1,476)	840	2,316	(1,336)	980
Other	768	(378)	390	768	(360)	408
	184,939	(33,191)	151,748	180,439	(28,737)	151,702

Intangible assets with indefinite lives:
Trademarks	127,500	—	127,500	118,200	—	118,200
Pollution credits	720	—	720	720	—	720
Total	$313,159	$(33,191)	$279,968	$299,359	$(28,737)	$270,622

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Goodwill and Other Intangible Assets (Continued)

As of June 28, 2008, the weighted average remaining amortization period for customer relationships was 18 years, trademarks and tradenames was 26 years, patents was five years, non-compete agreements was three years and other was 27 years.

Total pre-tax amortization expense for the five years ending June 28, 2013 is estimated to be as follows:  $9.2 million, $9.2 million, $9.1 million, $9.0 million and $8.9 million, respectively.

9. Long-Term Debt

Long-term debt was as follows (in thousands):

	June 28, 2008	December 29, 2007
Term loan, due 2013	$711,500	$715,100
7⅞% senior subordinated notes, due 2013	320,000	320,000
8⅜% senior subordinated notes, due 2014 ($104.1 million outstanding principal amount)	106,059	106,220
10½% senior notes, due 2016	175,000	—
Senior unsecured loan, due 2015	—	175,000
Revolving credit facility, due 2012	27,000	91,200
Other	42,206	37,117
	1,381,765	1,444,637
Less current maturities	(18,150)	(18,752)
Long-term debt	$1,363,615	$1,425,885

10½% Notes

On June 13, 2008, the Company issued $175.0 million aggregate principal amount of 10½% senior notes due 2016 ("10½% Notes"). The 10½% Notes were issued to Lehman Brothers Commercial Paper, Inc. upon the conversion of the Company’s $175.0 million senior unsecured loan due 2015 (the “Senior Unsecured Loan”).  The 10½% Notes were then sold to qualified institutional buyers in accordance with Rule 144A, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933. The Company did not receive any net proceeds as a result of this transaction.

The 10½% Notes were issued pursuant to an indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee. The 10½% Notes pay interest semi-annually on February 15 and August 15, commencing August 15, 2008. The 10½% Notes have no required principal payments prior to their maturity on August 15, 2016, constitute senior unsecured obligations and are guaranteed by the Company and substantially all of the Company’s North American subsidiaries.  The Company can redeem the 10½% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105¼%, plus accrued and unpaid interest.  In addition, at any time prior to August 15, 2011, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 110½% of the principal amount thereof, plus accrued and unpaid interest with the net cash proceeds of certain public equity offerings. Each holder of the 10½% Notes has the right to require the Company to repurchase such notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change in control of the Company. The 10½% Notes contain covenants, representations, and warranties substantially similar to the Company’s existing 7⅞% senior subordinated notes, due 2013 (“7⅞% Notes”) and 8⅜% senior subordinated notes, due 2014 (“8⅜% Notes”), and also include a senior secured debt to consolidated cash flow covenant.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  Long-Term Debt (Continued)

Upon the issuance of the 10½% Notes and the conversion of the Senior Unsecured Loan, the Company incurred a loss on early extinguishment of debt of $4.2 million, related to the previously unamortized debt issuance costs. The Company capitalized debt issuance costs of approximately $5.3 million, which are being amortized over the remaining life of the 10½% Notes.

7⅞% Notes & 8⅜% Notes Supplemental Indentures

On April 16, 2008, the Company entered into a supplemental indenture among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the 7⅞% Notes were issued.   Simultaneously, the Company entered into a supplemental indenture to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association  (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. These supplemental indentures provide for the addition of Rex as a guarantor of the 7⅞% Notes and 8⅜% Notes, respectively.

As of June 28, 2008, the Company was in compliance with all covenants under its debt agreements.

Interest Rate Swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of June 28, 2008 and December 29, 2007, the Company had $595.0 million of such interest rate swaps.  The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of June 28, 2008, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

10. Restructuring, Impairment and Other Charges

The Company has two cost savings plans, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2007 Cost Savings and Integration Plan

In 2007, the Company formulated its preliminary cost savings and integration plan related to its acquisition of Commercial Envelope, ColorGraphics, Cadmus and Printegra. In connection with the implementation of this plan, during 2007, the Company closed its envelope plant in O’Fallon, Missouri, its forms plant in Girard, Kansas and commercial printing plants in San Francisco, California, Seattle, Washington, and Philadelphia, Pennsylvania and integrated these operations into acquired and other operations.  In the first six months of 2008, the Company continued the implementation of cost savings initiatives throughout its operations and in the second quarter of 2008 closed a commercial printing plant in St. Louis, Missouri. The Company anticipates further headcount reductions and plant closures.  The following tables and discussion present the details of the expenses recognized in the three and six months ended June 28, 2008 and June 30, 2007 as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

Three months ended June 28, 2008

Restructuring and impairment charges for the three months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$130	$1,935	$230	$2,295
Asset impairments	360	433	—	793
Equipment moving expenses	24	18	—	42
Lease termination expenses	127	816	—	943
Building clean-up and other expenses	239	400	—	639
Total restructuring and impairment charges	$880	$3,602	$230	$4,712

Six months ended June 28, 2008

Restructuring and impairment charges for the six months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$943	$2,665	$230	$3,838
Asset impairments, net of gain on sale	512	433	—	945
Equipment moving expenses	72	85	—	157
Lease termination expenses	421	816	—	1,237
Building clean-up and other expenses	394	628	—	1,022
Total restructuring and impairment charges	$2,342	$4,627	$230	$7,199

Three and Six Months Ended June 30, 2007

Restructuring and impairment charges for the three and six months ended June 30, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$593	$910	$1,503
Asset impairments	2,695	1,037	3,732
Equipment moving expenses	217	—	217
Multi-employer pension withdrawal liability	—	1,800	1,800
Building clean-up and other expenses	214	12	226
Total restructuring and impairment charges	$3,719	$3,759	$7,478

Envelopes, Forms and Labels. The segment closed a forms plant in Girard, Kansas during the second quarter of 2007 and integrated its operations into the Company’s operations.

Commercial Printing. The segment closed its plant in Philadelphia, Pennsylvania during the second quarter of 2007, and integrated its operations into the Company’s operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

A summary of the activity charged to the restructuring liabilities as a result of the 2007 Cost Savings and Integration Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 29, 2007	$3,582	$541	$2,092	$6,215
Accruals, net	1,237	3,838	—	5,075
Payments	(1,191)	(2,219)	—	(3,410)
Balance at June 28, 2008	$3,628	$2,160	$2,092	$7,880

2005 Cost Savings and Restructuring Plan

In the fourth quarter of 2007, the senior management team of Cenveo completed the implementation of its 2005 Cost Savings and Restructuring Plan that it initiated in September 2005, including the consolidation of the Company’s purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending.  The following tables and discussion present the details of the expenses recognized in the three and six months ended June 28, 2008 and June 30, 2007, as a result of this plan.

Three months ended June 28, 2008

Restructuring and impairment charges for the three months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$14	$28	$(52)	$(10)
Asset impairments, net of gain on sale	—	224	—	224
Equipment moving expenses	—	140	—	140
Lease termination expenses	(35)	—	47	12
Building clean-up and other expenses	8	339	—	347
Total restructuring and impairment charges	$(13)	$731	$(5)	$713

Six months ended June 28, 2008

Restructuring and impairment charges for the six months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$27	$150	$16	$193
Asset impairments, net of gain on sale	—	(252)	—	(252)
Equipment moving expenses	—	462	—	462
Lease termination expenses	(3)	—	81	78
Building clean-up and other expenses	156	700	—	856
Total restructuring and impairment charges	$180	$1,060	$97	$1,337

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

A summary of the activity charged to the restructuring liabilities as a result of the 2005 Cost Savings and Restructuring Plan is as follows (in thousands):
	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 29, 2007	$4,793	$1,163	$297	$6,253
Accruals, net	78	193	—	271
Payments	(563)	(1,171)	(28)	(1,762)
Balance at June 28, 2008	$4,308	$185	$269	$4,762

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee, the Company incurred a non-recurring charge in the first quarter of 2008 of approximately $6.7 million for professional fees.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$121	$112	$—	$—
Interest cost	2,239	2,268	139	277
Expected return on plan assets	(2,628)	(2,445)	—	—
Net amortization and deferral	2	(74)	—	—
Recognized net actuarial loss	55	339	—	—
Net periodic pension (income) expense	$(211)	$200	$139	$277

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$240	$181	$—	$—
Interest cost	4,516	3,141	443	515
Expected return on plan assets	(5,313)	(3,370)	—	—
Net amortization and deferral	4	51	—	—
Recognized net actuarial loss	111	389	—	—
Net periodic pension (income) expense	$(442)	$392	$443	$515

For the six months ended June 28, 2008, the Company made contributions of $4.7 million to its pension plans and postretirement plans. The Company expects to contribute approximately $2.3 million to its pension plans and postretirement plans for the remainder of 2008.

12. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. See Note 15 in the Form 10-K.

13. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss)	$2,667	$2,228	$(732)	$20,301
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of taxes	8,887	3,836	(472)	3,930
Currency translation adjustment	(239)	3,100	(1,489)	(2,287)
Comprehensive income (loss)	$11,315	$9,164	$(2,693)	$21,944

As of June 28, 2008, the Company had a $16.5 million liability relating to unrealized losses on cash flow hedges which is included in other liabilities in its condensed consolidated balance sheet. In connection with the sale of its remaining investment in the Fund on March 13, 2007, the Company reclassified $5.5 million of currency translation adjustment into discontinued operations from other comprehensive income.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. The only Company securities as of June 28, 2008 that could dilute basic income (loss) per share for periods subsequent to June 28, 2008, that were not included in the computation of diluted earnings per share for the three and six months ended June 28, 2008 are (i) outstanding stock options, which are exercisable into 3,239,545 and 3,083,143 shares, respectively, of the Company’s common stock and (ii) 1,233,211 and 1,356,076 shares, respectively, of restricted stock and RSUs.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator for basic and diluted income (loss) per share
Income (loss) from continuing operations	$3,066	$2,570	$323	$4,350
(Loss) income from discontinued operations, net of taxes	(399)	(342)	(1,055)	15,951
Net income (loss)	$2,667	$2,228	$(732)	$20,301

Denominator weighted average common shares outstanding:
Basic shares	53,776	53,537	53,745	53,531
Dilutive effect of stock options and RSUs	440	1,185	474	1,120
Diluted shares	54,216	54,722	54,219	54,651

15. Segment Information

The Company operates in two segments: the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing, printing and fulfillment of: (i) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (ii) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes, labels and business forms generally sold to independent distributors, office-product suppliers and office-product retail chains.  The commercial printing segment provides print, design, content management, fulfillment and distribution offerings, including: (i) high-end printed materials, which includes a wide range of premium products for major national and regional customers; (ii) general commercial printing products for regional and local customers; (iii) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational consumer product companies.

Operating income of each segment includes substantially all costs and expenses directly relating to the segment’s operations. Corporate expenses include general and administrative expenses (Note 3).

 CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales:
Envelopes, forms and labels	$227,877	$212,932	$466,014	$424,403
Commercial printing	296,624	284,028	592,815	487,271
Total	$524,501	$496,960	$1,058,829	$911,674

Operating income (loss):
Envelopes, forms and labels	$32,234	$23,098	$57,860	$50,487
Commercial printing	13,264	13,954	24,542	23,584
Corporate	(9,347)	(9,101)	(23,271)	(17,881)
Total	$36,151	$27,951	$59,131	$56,190

Restructuring, impairment and other charges:
Envelopes, forms and labels	$867	$4,912	$2,522	$5,674
Commercial printing	4,333	4,132	5,687	5,925
Corporate	225	112	6,965	182
Total	$5,425	$9,156	$15,174	$11,781

Net sales by product line:
Envelopes	$154,976	$136,176	$320,644	$280,534
Commercial printing	206,833	187,483	411,519	363,524
Journals and periodicals	90,073	95,958	180,637	122,389
Labels and business forms	72,619	77,343	146,029	145,227
Total	$524,501	$496,960	$1,058,829	$911,674

Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,444	$2,450	$2,678	$5,417
Commercial printing to envelopes, forms and labels	804	2,657	2,318	5,290
Total	$2,248	$5,107	$4,996	$10,707

	June 28, 2008	December 29, 2007
Identifiable assets:
Envelopes, forms and labels	$796,037	$833,337
Commercial printing	1,092,807	1,105,832
Corporate	56,916	63,553
Total	$1,945,760	$2,002,722

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”) and is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued 7⅞% Notes and, in connection with the acquisition of Cadmus, assumed Cadmus’ 8⅜% Notes (collectively the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The limited numbers of remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are primarily non-U.S., indirect wholly-owned subsidiaries of the Parent Company.

Presented below is condensed consolidating information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three and six months ended June 28, 2008 and June 30, 2007.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$8,682	$247	$3,610	$—	$12,539
Accounts receivable, net	—	130,518	148,574	4,805	—	283,897
Inventories	—	92,802	73,645	1,062	—	167,509
Assets held for sale	—	4,278	—	—	—	4,278
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	46,968	13,057	545	—	60,570
Total current assets	—	320,186	235,523	10,022	(36,938)	528,793

Investment in subsidiaries	104,749	1,559,371	2,807	—	(1,666,927)	—
Property, plant and equipment, net	—	161,706	272,005	455	—	434,166
Goodwill	—	175,235	498,282	—	—	673,517
Other intangible assets, net	—	9,304	270,664	—	—	279,968
Other assets, net	—	22,611	6,335	370	—	29,316
Total assets	$104,749	$2,248,413	$1,285,616	$10,847	$(1,703,865)	$1,945,760

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,848	$10,302	$—	$—	$18,150
Accounts payable	—	106,473	68,213	2,543	—	177,229
Accrued compensation and related liabilities	—	28,910	18,729	—	—	47,639
Other current liabilities	—	57,173	16,785	1,286	—	75,244
Intercompany payable (receivable)	—	556,610	(561,064)	4,454	—	—
Notes payable to subsidiary issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	757,014	(410,097)	8,283	(36,938)	318,262

Long-term debt	—	1,336,697	26,918	—	—	1,363,615
Deferred income tax liability (asset)	—	(12,754)	67,291	(243)	—	54,294
Other liabilities	—	62,707	42,133	—	—	104,840
Shareholders’ equity	104,749	104,749	1,559,371	2,807	(1,666,927)	104,749
Total liabilities and shareholders’ equity	$104,749	$2,248,413	$1,285,616	$10,847	$(1,703,865)	$1,945,760

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 28, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$242,903	$276,447	$5,151	$—	$524,501
Cost of sales	—	197,640	216,012	3,754	—	417,406
Selling, general and administrative	—	36,228	26,817	195	—	63,240
Amortization of intangible assets	—	112	2,167	—	—	2,279
Restructuring and impairment charges	—	4,743	682	—	—	5,425
Operating income	—	4,180	30,769	1,202	—	36,151
Interest expense (income), net	—	25,690	491	(6)	—	26,175
Intercompany interest (income) expense	—	(153)	153	—	—	—
Loss on early extinguishment of debt	—	4,242	—	—	—	4,242
Other expense, net	—	396	267	—	—	663
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(25,995)	29,858	1,208	—	5,071
Income tax expense (benefit)	—	(387)	2,392	—	—	2,005
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(25,608)	27,466	1,208	—	3,066
Equity in income of unconsolidated subsidiaries	2,667	28,674	1,208	—	(32,549)	—
Income (loss) from continuing operations	2,667	3,066	28,674	1,208	(32,549)	3,066
Loss from discontinued operations, net of taxes	—	(399)	—	—	—	(399)
Net income (loss)	$2,667	$2,667	$28,674	$1,208	$(32,549)	$2,667

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 28, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$503,195	$546,071	$9,563	$—	$1,058,829
Cost of sales	—	416,426	430,266	7,012	—	853,704
Selling, general and administrative	—	72,696	53,324	346	—	126,366
Amortization of intangible assets	—	223	4,231	—	—	4,454
Restructuring, impairment and other charges	—	14,451	723	—	—	15,174
Operating (loss) income	—	(601)	57,527	2,205	—	59,131
Interest expense (income), net	—	52,250	928	(25)	—	53,153
Intercompany interest (income) expense	—	(1,097)	1,097	—	—	—
Loss on early extinguishment of debt	—	4,242	—	—	—	4,242
Other expense, net	—	582	542	—	—	1,124
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(56,578)	54,960	2,230	—	612
Income tax expense (benefit)	—	(4,210)	4,499	—	—	289
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(52,368)	50,461	2,230	—	323
Equity in income of unconsolidated subsidiaries	(732)	52,691	2,230	—	(54,189)	—
Income (loss) from continuing operations	(732)	323	52,691	2,230	(54,189)	323
Loss from discontinued operations, net of taxes	—	(1,055)	—	—	—	(1,055)
Net income (loss)	$(732)	$(732)	$52,691	$2,230	$(54,189)	$(732)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 28, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$6,961	$25,105	$93,743	$574	$—	$126,383
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(38,453)	—	—	—	(38,453)
Capital expenditures	—	(11,395)	(13,992)	—	—	(25,387)
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	11,829	185	—	—	12,014
Intercompany note	—	3,170	—	—	(3,170)	—
Net cash used in investing activities of continuing operations	—	(38,502)	(13,807)	—	(3,170)	(55,479)
Cash flows from financing activities:
Repayment of senior unsecured loan	—	(175,000)	—	—	—	(175,000)
Repayments under revolving credit facility, net	—	(64,200)	—	—	—	(64,200)
Repayment of term loans	—	(3,600)	—	—	—	(3,600)
Repayments of other long-term debt	—	(194)	(11,430)	—	—	(11,624)
Payment of debt issuance costs	—	(5,297)	—	—	—	(5,297)
Proceeds from issuance of 10½% senior notes	—	175,000	—	—	—	175,000
Proceeds from issuance of other long-term debt	—	3,311	6,000	—	—	9,311
Proceeds from exercise of stock options	1,154	—	—	—	—	1,154
Intercompany note	—	—	(3,170)	—	3,170	—
Intercompany advances	(8,115)	78,968	(71,980)	1,127	—	—
Net cash (used in) provided by financing activities	(6,961)	8,988	(80,580)	1,127	3,170	(74,256)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	9	—	—	9
Net (decrease) increase in cash and cash equivalents	—	(4,409)	(635)	1,701	—	(3,343)
Cash and cash equivalents at beginning of period	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of period	$—	$8,682	$247	$3,610	$—	$12,539

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$293,011	$200,808	$3,141	$—	$496,960
Cost of sales	—	242,583	157,191	2,443	—	402,217
Selling, general and administrative	—	39,540	15,370	131	—	55,041
Amortization of intangible assets	—	1,206	1,389	—	—	2,595
Restructuring and impairment charges	—	9,173	(17)	—	—	9,156
Operating income	—	509	26,875	567	—	27,951
Interest expense, net	—	21,571	(45)	—	—	21,526
Intercompany interest (income) expense	—	(687)	687	—	—	—
Loss on early extinguishment of debt	—	505	—	—	—	505
Other expense, net	—	336	528	80	—	944
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(21,216)	25,705	487	—	4,976
Income tax expense	—	1,847	559	—	—	2,406
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(23,063)	25,146	487	—	2,570
Equity in income of unconsolidated subsidiaries	2,228	25,633	487	—	(28,348)	—
Income (loss) from continuing operations	2,228	2,570	25,633	487	(28,348)	2,570
Loss from discontinued operations, net of taxes	—	(342)	—	—	—	(342)
Net income (loss)	$2,228	$2,228	$25,633	$487	$(28,348)	$2,228

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$598,618	$309,024	$4,032	$—	$911,674
Cost of sales	—	491,000	240,525	3,228	—	734,753
Selling, general and administrative	—	79,980	24,370	175	—	104,525
Amortization of intangible assets	—	2,438	1,987	—	—	4,425
Restructuring and impairment charges	—	11,766	15	—	—	11,781
Operating income	—	13,434	42,127	629	—	56,190
Interest expense (income), net	—	37,167	642	(1)	—	37,808
Intercompany interest (income) expense	—	(1,374)	1,374	—	—	—
Loss on early extinguishment of debt	—	9,186	19	—	—	9,205
Other expense, net	—	654	430	82	—	1,166
(Loss) income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(32,199)	39,662	548	—	8,011
Income tax expense	—	1,670	1,991	—	—	3,661
(Loss) income from continuing operations before equity in income of unconsolidated subsidiaries	—	(33,869)	37,671	548	—	4,350
Equity in income of unconsolidated subsidiaries	20,301	38,219	548	—	(59,068)	—
Income (loss) from continuing operations	20,301	4,350	38,219	548	(59,068)	4,350
Income from discontinued operations, net of taxes	—	15,951	—	—	—	15,951
Net income (loss)	$20,301	$20,301	$38,219	$548	$(59,068)	$20,301

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$4,632	$(1,533)	$37,154	$(2,356)	$—	$37,897
Net cash provided by discontinued operating activities	—	2,198	—	—	—	2,198
Net cash provided by (used in) operating activities	4,632	665	37,154	(2,356)	—	40,095
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(337,149)	—	—	—	(337,149)
Capital expenditures	—	(8,416)	(6,471)	—	—	(14,887)
Intercompany note	—	602	—	—	(602)	—
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	2,921	7	—	—	2,928
Net cash used in investing activities of continuing operations	—	(345,695)	(6,464)	—	(602)	(352,761)
Proceeds from the sale of discontinued operations	—	73,628	—	—	—	73,628
Net cash used in investing activities	—	(272,067)	(6,464)	—	(602)	(279,133)
Cash flows from financing activities:
Borrowings under revolving credit facility, net	—	62,400	—	—	—	62,400
Repayment of term loans	—	(1,550)	—	—	—	(1,550)
Repayment of term loan B	—	(324,188)	—	—	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)	—	—	—	(70,100)
Repayment of 8⅜% senior subordinated notes	—	(20,875)	—	—	—	(20,875)
Repayment of 9⅝% senior notes	—	(10,498)	—	—	—	(10,498)
(Borrowings) repayments of other long-term debt	—	(3,266)	(758)	—	—	(4,024)
Payment of debt issuance costs	—	(886)	—	—	—	(886)
Payment of refinancing fees, redemption premiums and expenses	—	(7,994)	—	—	—	(7,994)
Proceeds from issuance of term loans	—	620,000	—	—	—	620,000
Proceeds from exercise of stock options	241	—	—	—	—	241
Intercompany note	—	—	(602)	—	602	—
Intercompany advances	(4,873)	32,792	(31,322)	3,403	—	—
Net cash provided by (used in) financing activities	(4,632)	275,835	(32,682)	3,403	602	242,526
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	89	—	—	89
Net increase (decrease) in cash and cash equivalents	—	4,433	(1,903)	1,047	—	3,577
Cash and cash equivalents at beginning of period	—	8,655	1,903	—	—	10,558
Cash and cash equivalents at end of period	$—	$13,088	$—	$1,047	$—	$14,135

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Item 7 of our 2007 Annual Report on Form 10-K, which we refer to as our Form 10-K, describes the application of our critical accounting policies, for which there have been no significant changes as of June 28, 2008.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) our substantial indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (ii) our ability to service or refinance our debt; (iii) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (iv) limitations on additional borrowings that are available to us that could further exacerbate our risk exposure from debt; (v) our ability to successfully integrate acquisitions; (vi) intense competition in our industry; (vii) the absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (viii) factors affecting the U.S. postal services impacting demand for our products; (ix) the availability of the Internet and other electronic media affecting demand for our products; (x) increases in paper costs and decreases in its availability; (xi) our labor relations; (xii) compliance with environmental rules and regulations; and (xiii) dependence on key management personnel. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company’s business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the SEC.

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

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates approximately 38 manufacturing facilities, primarily in North America and primarily specializes in the design, manufacturing, printing and fulfillment of: (i) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (ii) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes, labels and business forms generally sold to independent distributors, office-product suppliers and office-product retail chains.  In 2007 we grew our envelopes, forms and labels business with the acquisition of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, and PC Ink Corp., which we refer to as Printegra.

On August 30, 2007, we acquired all of the stock of Commercial Envelope, one of the largest envelope manufacturers in the United States.  Prior to our acquisition, Commercial Envelope had annual revenues of approximately $160 million.  Commercial Envelope’s facilities collectively produced over 41 million envelopes per day in 2007.  The acquisition of Commercial Envelope increased our market share in the U.S. envelope market and is expected to create efficiencies as we integrate our operations.

On February 12, 2007, we acquired all of the stock of Printegra, a leading producer of printed business communication documents, labels and envelopes regularly used by small and large businesses.  Prior to our acquisition, Printegra had annual revenues of approximately $90 million.  With the acquisition of Printegra, we expanded our offerings of short-run documents, labels and envelope products.  Additionally, the acquisition facilitates access for Printegra’s historical customer base to our extensive product offerings.

Commercial Printing

Our commercial printing segment operates approximately 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia and primarily offers print, design, content management, fulfillment and distribution offerings, including: (i) high-end color printing of a wide range of premium products for major national and regional customers; (ii) general commercial products for regional and local customers; (iii) scientific, technical and medical, which we refer to as STM, journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational consumer products companies. During the second quarter of 2008, we grew our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. In 2007, we completed two commercial printing acquisitions: Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Cadmus Communications Corporation, which we refer to as Cadmus.

On March 31, 2008, we acquired all of the stock of Rex. Prior to our acquisition, Rex had annual revenues of approximately $40 million. Rex is an independent manufacturer of premium and high-quality packaging solutions.

On July 9, 2007, we acquired all of the stock of ColorGraphics, which was one of the largest commercial printers in the western United States.  Prior to our acquisition, ColorGraphics had annual revenues of approximately $170 million.  ColorGraphics produces printed annual reports, booklets, brochures, advertising inserts, direct mail and other corporate communication materials.

On March 7, 2007, we acquired all of the stock of Cadmus. Cadmus is one of the world’s largest providers of content management and printing to STM journal publishers, one of the largest periodicals printers in North America and a leading provider of specialty packaging and promotional printing products.  Prior to our acquisition, Cadmus had annual revenues of approximately $450 million.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results for the three and six month periods ended June 28, 2008 followed by a discussion of the results of each of our reportable segments for the same periods. See Note 2 of our condensed consolidated financial statements included herein. Our results for the three and six month periods ended June 28, 2008 include the operating results of Printegra, Cadmus, ColorGraphics and Commercial Envelope, which we refer to as the 2007 Acquisitions, and Rex from March 31, 2008. Our results for the three and six month periods ended June 30, 2007 include the operating results of both Printegra and Cadmus subsequent to their respective acquisition dates.  Since these acquisitions occurred during the first quarter of 2007, their results are not included for a full six month period in 2007.  In addition, ColorGraphics, Commercial Envelope and Rex are not included in our results of operations for the three and six month periods ended June 30, 2007.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The reporting periods ending on June 28, 2008 and June 30, 2007 consist of 13 weeks.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net sales	$524,501	$496,960	$1,058,829	$911,674
Operating income (loss):
Envelopes, forms and labels	32,234	23,098	57,860	50,487
Commercial printing	13,264	13,954	24,542	23,584
Corporate	(9,347)	(9,101)	(23,271)	(17,881)
Total operating income	36,151	27,951	59,131	56,190
Interest expense, net	26,175	21,526	53,153	37,808
Loss on early extinguishment of debt	4,242	505	4,242	9,205
Other expense, net	663	944	1,124	1,166
Income from continuing operations before income taxes	5,071	4,976	612	8,011
Income tax expense	2,005	2,406	289	3,661
Income from continuing operations	3,066	2,570	323	4,350
(Loss) income from discontinued operations, net of taxes	(399)	(342)	(1,055)	15,951
Net income (loss)	$2,667	$2,228	$(732)	$20,301
Income (loss) per share—basic:
Continuing operations	$0.06	$0.05	$0.01	$0.08
Discontinued operations	(0.01)	(0.01)	(0.02)	0.30
Net income (loss)	$0.05	$0.04	$(0.01)	$0.38

Income (loss) per share—diluted:
Continuing operations	$0.06	$0.05	$0.01	$0.08
Discontinued operations	(0.01)	(0.01)	(0.02)	0.29
Net income (loss)	$0.05	$0.04	$(0.01)	$0.37

Net Sales

Net sales increased $27.5 million in the second quarter of 2008, as compared to the second quarter of 2007. This increase was primarily due to the $68.9 million of sales generated from the integration of Rex, Commercial Envelope and ColorGraphics into our operations, which were not included in our results in the second quarter of 2007. This increase was partially offset by lower sales from our commercial printing and envelopes, forms and labels segments of $30.7 million and $10.7 million, respectively, primarily due to plant closures and lower volumes due to general economic conditions, partially offset by price increases net of changes in product mix. Net sales for the six months ended June 28, 2008 increased $147.2 million, as compared to the six months ended June 30, 2007. This increase was primarily due to the $219.4 million of sales generated from the integration of Rex and the 2007 Acquisitions into our operations, for which Rex, Commercial Envelope and ColorGraphics were not included in our results in the first six months of 2007 and for which Cadmus and Printegra were included in our results for less than a six month period in 2007. This increase was partially offset by lower sales from our commercial printing and envelopes, forms and labels segments of $50.1 million and $22.1 million, respectively, primarily due to plant closures and lower volumes due to general economic conditions, partially offset by price increases net of changes in product mix. See Segment Operations below for a more detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $8.2 million in the second quarter of 2008, as compared to the second quarter of 2007. This increase was primarily due to (i) increased gross margins of $11.2 million primarily due to the acquisition of Rex, Commercial Envelope and ColorGraphics, which were not included in our results in the second quarter of 2007, offset in part by higher manufacturing costs primarily due to material price increases and higher distribution costs and plant closures in 2007, and (ii) decreased restructuring and impairment charges of $3.8 million. This increase was partially offset by higher selling, general and administrative expenses of $6.9 million primarily due to the acquisition of Rex, Commercial Envelope and ColorGraphics, which were not included in our results in the second quarter of 2007, offset in part by our cost savings programs. Operating income for the six months ended June 28, 2008 increased $2.9 million, as compared to the six months ended June 30, 2007. This increase was primarily due to

(i) increased gross margins of $25.5 million primarily due to the acquisition of Rex and the 2007 Acquisitions, for which Rex, Commercial Envelope and ColorGraphics were not included in our results in the first six months of 2007 and for which Cadmus and Printegra were included in our results for less than a six month period in 2007, offset in part by higher manufacturing costs primarily due to material price increases and higher distribution costs and plant closures in 2007, and (ii) decreased restructuring and impairment charges of $3.4 million. This increase was partially offset by (i) higher selling, general and administrative expenses of $20.5 million primarily due to the acquisition of Rex and the 2007 Acquisitions, for which Rex, Commercial Envelope and ColorGraphics were not included in our results in the first six months of 2007 and for which Cadmus and Printegra were included in our results for less than a six month period in 2007, offset in part by our cost savings programs, and (ii) a non-recurring charge of $6.7 million incurred in connection with the internal review conducted by our audit committee. See Segment Operations below for a more detailed discussion of the primary factors for our changes in operating income by reportable segment.

Interest Expense. Interest expense increased $4.7 million to $26.2 million in the second quarter of 2008, as compared to $21.5 million in the second quarter of 2007, primarily due to the additional debt we incurred to finance acquisitions, partially offset by lower interest rates. Interest expense in the second quarter of 2008 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.0%, as compared to average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 7.4% in the second quarter of 2007.

Interest expense increased $15.4 million to $53.2 million during the first six months of 2008, from $37.8 million in the first six months of 2007, primarily due to additional debt incurred to finance acquisitions, offset in part by lower interest rates. Interest expense in the first six months of 2008 reflects average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.2%, compared to the average outstanding debt of approximately $1.0 billion and a weighted average interest rate of 7.5% during the first six months of 2007.

Loss on Early Extinguishment of Debt.  In the second quarter of 2008, upon the conversion of the $175.0 million senior unsecured loan due 2015, which we refer to as the Senior Unsecured Loan, and the issuance of the $175.0 million 10½% senior notes, due 2016, which we refer to as the 10½% Notes, we incurred a loss on the early extinguishment of debt of $4.2 million.

In the second quarter of 2007, we retired our remaining 9⅝% senior notes due 2012, which we refer to as the 9⅝% Notes, and incurred a loss on early extinguishment of debt of approximately $0.5 million. In the first quarter of 2007, in connection with the Cadmus acquisition and the refinancing of our existing $525 million senior secured credit facilities, which we refer to as the Credit Facilities and as a result of the tender offer for and repayment of $20.9 million of Cadmus’ 8⅜% Senior Subordinated Notes due 2014, which we refer to as the 8⅜% Notes, we recorded a loss on early extinguishment of debt of approximately $8.7 million.

Income Taxes

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands)		(in thousands)
Income tax expense for U.S. operations	$1,749	$1,969	$4	$2,964
Income tax expense for foreign operations	256	437	285	697
Income tax expense	$2,005	$2,406	$289	$3,661
Effective income tax rate	39.5%	48.4%	47.2%	45.7%

Our income tax expense primarily relates to our domestic operations. Our effective tax rate for all periods in 2008 and 2007 was higher than the federal statutory rate, primarily due to state taxes and other permanent items.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We consider our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. As of June 28, 2008, the total valuation allowance on our net U.S. deferred tax assets was approximately $30.8 million.

Income (Loss) from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, in the six months ended June 30, 2007 includes a $15.1 million gain, net of taxes of $10.2 million, on the sale of our remaining interest in the Supremex Index Fund, which we refer to as the Fund, on March 13, 2007 and equity income related to our retained interest of the Fund from January 1, 2007 through March 13, 2007.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income. The summaries of net sales and operating income of our two reportable segments are presented below.

Envelopes, Forms and Labels

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands)		(in thousands)
Segment net sales	$227,877	$212,932	$466,014	$424,403
Segment operating income	$32,234	$23,098	$57,860	$50,487
Operating income margin	14.1%	10.8%	12.4%	11.9%
Restructuring and impairment charges	$867	$4,912	$2,522	$5,674

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $14.9 million, or 7.0%, in the second quarter of 2008, as compared to the second quarter of 2007. This increase was primarily due to (i) the $25.6 million of sales generated from the integration of Commercial Envelope into our operations in 2008, including the impact of sales changes for work transitioned in from other legacy plants, as Commercial Envelope was not included in our results in the second quarter of 2007, and (ii) higher sales of approximately $9.8 million, primarily due to price increases, including material price increases that are generally passed onto our envelope customers, net of changes in product mix. This increase was offset in part by lower sales volume of approximately $20.5 million, primarily due to general economic conditions which have had a significant impact on the high color direct mail envelope business and the reorganization and closing of plants in connection with the integration of Printegra into our operations.

Segment net sales for our envelopes, forms and labels segment increased $41.6 million, or 9.8%, for the first six months of 2008, as compared to the first six months of 2007. This increase was primarily due to (i) the $63.7 million of sales generated from the integration of Commercial Envelope and Printegra into our operations in 2008, including the impact of sales changes for work transitioned into these acquired operations from other legacy plants, as Commercial Envelope was not included in our results in the first six months of 2007 and Printegra was included in our results for less than a six month period in 2007 and (ii) higher sales of approximately $15.8 million, primarily due to price increases, including material price increases that are generally passed onto our envelope customers, net of changes in product mix. This increase was offset in part by lower sales volume of approximately $37.9 million, primarily due to general economic conditions which have had a significant impact on the high color direct mail envelope business and the reorganization and closing of plants in connection with the integration of Printegra into our operations.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $9.1 million, or 39.6%, in the second quarter of 2008, as compared to the second quarter of 2007. This increase was primarily due to (i) increased gross margins of $9.1 million, primarily due to the Commercial Envelope acquisition, which was not included in our results in the second quarter of 2007, offset in part by higher material costs primarily due to material price increases and higher distribution costs and (ii) decreased restructuring and impairment charges of $4.0 million. This increase was partially offset by (i) higher selling, general and administrative expenses of $3.4 million primarily due to the Commercial Envelope acquisition, which was not included in our results in the second quarter of 2007, offset in part by our cost reduction programs, and (ii) higher amortization expense of $0.6 million primarily due to the Commercial Envelope acquisition.

Segment operating income for our envelopes, forms and labels segment increased $7.4 million, or 14.6%, for the first six months of 2008, as compared to the first six months of 2007. This increase was primarily due to (i) increased gross margins of $13.2 million primarily due to the acquisition of Commercial Envelope and Printegra, for which Commercial Envelope was not included in our results in the first six months of 2007 and Printegra was included in our results for less than a six month period in 2007, offset in part by higher material costs primarily due to material price increases and higher distribution costs and (ii) decreased restructuring and impairment charges of $3.2 million. This increase was partially offset by (i) higher selling, general and administrative expenses of $7.7 million primarily due to the acquisition of Commercial Envelope and Printegra, for which Commercial Envelope was not included in our results in the first six months of 2007 and Printegra was included in our results for less than a six month period in 2007, offset in part by our cost reduction programs and (ii) higher amortization expense of $1.3 million primarily due to the acquisition of Commercial Envelope and Printegra.

Commercial Printing

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands)		(in thousands)
Segment net sales	$296,624	$284,028	$592,815	$487,271
Segment operating income	$13,264	$13,954	$24,542	$23,584
Operating income margin	4.5%	4.9%	4.1%	4.8%
Restructuring and impairment charges	$4,333	$4,132	$5,687	$5,925

Segment Net Sales

Segment net sales for our commercial printing segment increased $12.6 million, or 4.4%, in the second quarter of 2008, as compared to the second quarter of 2007. This increase was primarily due to the $43.3 million of sales generated from the integration of Rex and ColorGraphics into our operations in 2008, including the impact of sales changes for work transitioned into these acquired operations from other legacy plants, including two plants we closed in 2007, as Rex and ColorGraphics were not included in our results in the second quarter of 2007. This increase was partially offset by lower sales (i) of approximately $14.4 million resulting from other plant closures in 2007 and (ii) due to pricing pressures, volume declines and changes in product mix, primarily due to general economic conditions, offset in part by higher sales due to material price increases and foreign currency fluctuations.

Segment net sales for our commercial printing segment increased $105.5 million, or 21.7%, in the first six months of 2008, as compared to the first six months of 2007. This increase was primarily due to the $155.7 million of sales generated from the integration of Rex, ColorGraphics and Cadmus into our operations in 2008, including the impact of sales changes for work transitioned into these acquired operations from other legacy plants, including two plants we closed in 2007, as Rex and ColorGraphics were not included in our results in the first six months of 2007 and Cadmus was included in our results for less than a six month period in 2007. This increase was partially offset by lower sales (i) of approximately $28.3 million resulting from other plant closures in 2007 and (ii) due to pricing pressures, volume declines and changes in product mix, primarily due to general economic conditions, offset in part by higher sales due to material price increases and foreign currency fluctuations.

Segment Operating Income

Segment operating income for our commercial printing segment decreased $0.7 million, or 4.9%, in the second quarter of 2008, as compared to the second quarter of 2007. This decrease was primarily due to (i) higher selling, general and administrative expenses of $3.5 million, primarily due to the acquisition of Rex and ColorGraphics, which were not included in our results in the second quarter of 2007, offset in part by our cost savings programs, and (ii) decreased restructuring and impairment charges of $0.2 million. This decrease was substantially offset by (i) increased gross margins of $2.1 million, primarily due to the acquisition of Rex and ColorGraphics, which were not included in our results in the second quarter of 2007, offset in part by higher manufacturing costs due to material price increases and higher distribution costs and plant closures in 2007, and (ii) lower amortization expense of $0.9 million.

Segment operating income for our commercial printing segment increased $1.0 million, or 4.1%, in the first six months of 2008, as compared to the first six months of 2007. This increase was primarily due to (i) increased gross margins of $12.3 million, primarily due to the acquisition of Rex, ColorGraphics and Cadmus, as Rex and ColorGraphics were not included in our results in the first six months of 2007 and Cadmus was included in our results for less than a six month period in 2007, offset in part by higher manufacturing costs due to material price increases and higher distribution costs and plant closures in 2007, (ii) lower amortization expense of $1.3 million and (iii) lower restructuring and impairment charges of $0.2 million. This increase substantially offset by higher selling, general and administrative expenses of $12.8 million, primarily due to the acquisition of Rex, ColorGraphics and Cadmus, as Rex and ColorGraphics were not included in our results in the first six months of 2007 and Cadmus was included in our results for less than a six month period in 2007, offset in part by our cost savings programs.

Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses for the three months ended June 28, 2008 were fairly consistent with the three months ended June 30, 2007. Corporate expenses were higher for the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, primarily due to the $6.7 million non-recurring charge incurred for professional fees in connection with the internal review conducted by our audit committee.

Restructuring, Impairment and Other Charges. In the fourth quarter of 2007, we completed our cost savings and restructuring plan initiated in September 2005, including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of information technology infrastructure. In addition, in 2007 we implemented cost savings and integration initiatives related to the 2007 Acquisitions and anticipate substantially completing the integration of those operations during 2008.  As of June 28, 2008, our total restructuring liability was $16.3 million.

In the second quarter of 2008, we incurred $5.4 million of restructuring and impairment charges, which included $2.3 million of employee separation costs, asset impairment charges, net of $1.0 million which includes the gain on sale of equipment, equipment moving expenses of $0.1 million, lease termination expenses of $1.0 million, and building clean-up and other expenses of $1.0 million. During the six months ended June 28, 2008, we incurred $15.2 million of restructuring, impairment and other charges, which included a $6.7 million non-recurring charge for professional fees related to the internal review initiated by our audit committee, $4.0 million of employee separation costs, asset impairment charges, net of $0.7 million, equipment moving expenses of $0.7 million, lease termination expenses of $1.3 and building clean-up and other expenses of $1.9 million.

In the second quarter of 2007, we incurred $9.2 million of restructuring, impairment and other charges, which included $2.6 million of employee separation costs, asset impairment charges, net of $3.7 million, equipment moving expenses of $0.5 million, lease termination income of $(0.3) million, a pension withdrawal liability of $1.8 million and building clean-up and other expenses of $0.9 million. During the six months ended June 30, 2007, we incurred $11.8 million of restructuring and impairment charges, which included $3.9 million of employee separation costs, asset impairment charges, net of $3.3 million, equipment moving expenses of $1.1 million, lease termination income of $(0.1) million, a pension withdrawal liability of $1.8 million and building clean-up and other expenses of $1.8 million.

Liquidity and Capital Resources

Net Cash Provided by Continuing Operating Activities. Net cash provided by continuing operating activities was $126.4 million in the first six months of 2008, which was primarily due to a decrease in our working capital of $78.1 million and net income adjusted for non-cash items of $53.9 million. The decrease in our working capital primarily resulted from a decrease in receivables due to the timing of collections from and sales to our customers, and an increase in accounts payable and accrued compensation liabilities primarily due to the timing of payments to our vendors.

Net cash provided by continuing operating activities was $37.9 million in the first six months of 2007, which was primarily due to net income adjusted for non-cash items of $58.6 million, offset in part by an increase in our working capital of $20.7 million. The increase in our working capital primarily resulted from a decrease in accounts payable and accrued compensation liabilities primarily due to the timing of payments to our vendors and an increase in inventories due to the timing of work performed for our customers, offset in part by the timing of collections of accounts receivable from our customers.

Net Cash Provided by Discontinued Operating Activities. Represents the net cash dividends received from the Fund through March 31, 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities was $55.5 million in the first six months of 2008, primarily resulting from the cost of business acquisitions of $38.5 million, primarily for Rex and capital expenditures of $25.4 million, offset in part by $12.0 million of cash proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $279.1 million in the first six months of 2007, primarily resulting from the cost of business acquisitions of $337.1 million, primarily for Cadmus and Printegra and capital expenditures of $14.9 million, offset in part by $73.6 million of cash proceeds from the sale of our remaining interest in the Fund.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $74.3 million in the first six months of 2008, primarily resulting from the conversion of our $175.0 million Senior Unsecured Loan, net repayments of our revolving credit facility of $64.2 million, payments of our other long-term debt of $11.6 million, primarily debt assumed in the Rex acquisition and payments of $5.3 million for debt issuance costs on the issuance of our 10½% Notes, which was offset in part by the proceeds from the issuance of our $175.0 million 10½% Notes and $9.3 million of borrowings of other long-term debt.

Net cash provided by financing activities was $242.5 million in the first six months of 2007, primarily due to our debt-financed acquisition of Cadmus using proceeds from our Term Loans of $620.0 million and net borrowings under our Revolving Credit Facility of $62.4 million, offset in part by the repayment of: (i) our Term Loan B of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, (iii) $20.9 million of our 8⅜% Notes, (iv) $10.5 million of our 9⅝% Senior Notes and (v) $4.0 million of other long-term debt and $8.0 million of payments of refinancing fees, redemption premiums and expenses on the extinguishment of debt.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.4 billion at June 28, 2008, a decrease of $62.9 million from December 29, 2007. This decrease was primarily due to cash flows provided by operating activities and proceeds related to the sale of assets. As of June 28, 2008, approximately 89% of our outstanding debt was subject to fixed interest rates.

10½% Notes

On June 13, 2008, we issued $175.0 million 10½% Notes to Lehman Brothers Commercial Paper, Inc. upon the conversion of our $175.0 million Senior Unsecured Loan.  The 10½% Notes were then sold to qualified institutional buyers in accordance with Rule 144A, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  We did not receive any net proceeds as a result of this transaction.

The 10½% Notes were issued pursuant to an indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee. The 10½% Notes pay interest semi-annually on February 15 and August 15, commencing August 15, 2008. The 10½% Notes have no required principal payments prior to their maturity on August 15, 2016.  The 10½% Notes constitute senior unsecured obligations and are guaranteed by us and substantially all of our North American subsidiaries. We can redeem the 10½% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105¼%, plus accrued and unpaid interest. In addition, at any time prior to August 15, 2011, we may redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 110½% of the principal amount thereof, plus accrued and unpaid interest with the net cash proceeds of certain public equity offerings. Each holder of the 10½% Notes has the right to require us to repurchase such notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change in control. The 10½% Notes contains covenants, representations, and warranties substantially similar to our existing 7⅞% Senior Subordinated Notes, due 2013, which we refer to as the 7⅞% Notes, and our 8⅜% Notes, and also include a senior secured debt to consolidated cash flow covenant.

7⅞% Notes & 8⅜% Notes Supplemental Indentures

On April 16, 2008, we entered into a supplemental indenture among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the 7⅞% Notes were issued.   Simultaneously, we entered into a supplemental indenture to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association  (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. These supplemental indentures provide for the addition of Rex as a guarantor of the 7⅞% Notes and 8⅜% Notes, respectively.

Interest Rate Swaps

We currently have interest rate swap agreements to hedge interest rate exposure of $595.0 million of our notional floating rate debt.

As of June 28, 2008, we were in compliance with all covenants under our debt agreements.

As of June 28, 2008, we had outstanding letters of credit of approximately $23.3 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Amended Credit Facilities	10½% Notes	7⅞% Notes	8⅜% Notes	Last Update
Standard & Poor’s	BB-	BB+	BB-	B	B	June 2008
Moody’s	B1	Ba2	B2	B3	B3	June 2008

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

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of June 28, 2008, we do not have any off-balance sheet arrangements.

Guarantees. In connection with the disposition of certain operations, we have indemnified the purchasers for certain contingencies as of the date of disposition. We have accrued the estimated probable cost of these contingencies.

Seasonality

Our commercial printing plants experience seasonal variations. Revenues from annual reports are generally concentrated from February through April. Revenues associated with consumer publications, such as holiday catalogs and automobile brochures; tend to be concentrated from July through October. Revenues associated with the educational and scholarly market and promotional materials tend to decline in the summer. In addition, several envelope market segments and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market related to holiday purchases. As a result of these seasonal variations, some of our operations operate at or near capacity at certain times throughout the year.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At June 28, 2008, we had variable rate debt outstanding of $157.7 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $1.6 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended June 28, 2008, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.2 million and $0.1 million, respectively. For the six months ended June 28, 2008, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $4.4 million and $0.2 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2008 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 4. Submission of Matters to a Vote of Securities Holders

On May 30, 2008, the Company held its Annual Meeting of Shareholders, at which the following matters were voted upon:

Election of Directors - The following individuals were elected or re-elected to the Board of Directors for a one year term by the following vote:

Name	For	Withheld
Robert G. Burton, Sr.	38,853,385	8,217,696
Gerald S. Armstrong	38,477,125	8,593,956
Patrice M. Daniels	38,383,437	8,687,644
Leonard C. Green	38,478,110	8,592,971
Mark J. Griffin	38,158,794	8,912,287
Robert B. Obernier	38,478,242	8,592,839

Selection of Auditors - The selection by the Company’s Audit Committee of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 27, 2008 was ratified by the following vote: 46,845,006 For; 211,478 Against; 14,597 Abstentions.

Amendment to the Cenveo, Inc. 2007 Long-Term Equity Incentive Plan (the “Plan”) – The Plan amendment proposed by management was to (i) permit the vesting of performance-vested awards after the expiration of a performance period of at least one year (rather than the pre-amendment requirement that vesting occur not sooner than one year from date of grant of the performance-vested award), (ii) clarify that performance-vested awards may be paid in the form of fully-vested shares of Cenveo stock, (iii) increase the maximum annual number of shares with respect to which share-denominated performance-vested awards may be granted to any participant under the 2007 Plan to 300,000 (from the pre-amendment limit of 150,000) and (iv) make certain changes relating to compliance with Section 409A of the Internal Revenue Code and to make certain other clarifying changes.  The Plan was approved by the Company’s shareholders by the following vote: 40,493,406 For; 2,499,266 Against; 19,532 Abstentions.

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

4.4
Third Supplemental Indenture, dated as of March 7, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.

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

4.7*
Sixth Supplemental Indenture, dated as of April 16, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013.

Exhibit Number	Description

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

4.13
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

4.14
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

4.15
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

4.16*
Seventh Supplemental Indenture, dated as of April 16, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014.

4.17
Indenture, dated as of June 13, 2008, between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.18
Guarantee by Cenveo, Inc. and the other guarantors named therein relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

Exhibit Number	Description

4.19
Registration Rights Agreement dated as June 13, 2008, among Cenveo Corporation, Cenveo Inc., the other guarantors named therein and Lehman Brothers Inc.—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on August 7, 2008.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)