Form 10-Q
period 2008-09-27
CENVEO, INC
filed 2008-11-05
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

As of November 3, 2008 the registrant had 54,191,897 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 27, 2008	December 29, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,819	$15,882
Accounts receivable, net	309,327	344,634
Inventories	165,916	162,908
Prepaid and other current assets	62,250	73,358
Total current assets	551,312	596,782

Property, plant and equipment, net	433,358	428,341
Goodwill	681,972	669,802
Other intangible assets, net	279,205	270,622
Other assets, net	29,557	37,175
Total assets	$1,975,404	$2,002,722

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,477	$18,752
Accounts payable	181,716	165,458
Accrued compensation and related liabilities	43,334	47,153
Other current liabilities	90,061	79,554
Total current liabilities	331,588	310,917

Long-term debt	1,359,522	1,425,885
Deferred income taxes	62,470	55,181
Other liabilities	100,855	111,413
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	541	537
Paid-in capital	267,126	254,241
Retained deficit	(137,343)	(148,939)
Accumulated other comprehensive loss	(9,355)	(6,513)
Total shareholders’ equity	120,969	99,326
Total liabilities and shareholders’ equity	$1,975,404	$2,002,722

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
		As Restated		As Restated
Net sales	$522,705	$550,601	$1,581,534	$1,462,275
Cost of sales	406,908	436,109	1,260,612	1,170,862
Selling, general and administrative	58,455	63,650	184,821	168,173
Amortization of intangible assets	2,293	2,819	6,747	7,245
Restructuring, impairment and other charges	6,873	20,312	22,047	32,094
Operating income	48,176	27,711	107,307	83,901
Gain on sale of non-strategic business	—	(189)	—	(189)
Interest expense, net	26,795	25,283	79,948	63,091
Loss (gain) on early extinguishment of debt	(371)	51	3,871	9,256
Other expense (income), net	(695)	899	429	2,065
Income from continuing operations before income taxes	22,447	1,667	23,059	9,678
Income tax expense (benefit)	10,060	(844)	10,349	2,818
Income from continuing operations	12,387	2,511	12,710	6,860
(Loss) income from discontinued operations, net of taxes	(59)	(810)	(1,114)	15,142
Net income	$12,328	$1,701	$11,596	$22,002
Income (loss) per share - basic:
Continuing operations	$0.23	$0.04	$0.24	$0.13
Discontinued operations	—	(0.01)	(0.02)	0.28
Net income	$0.23	$0.03	$0.22	$0.41
Income (loss) per share - diluted:
Continuing operations	$0.23	$0.04	$0.23	$0.12
Discontinued operations	—	(0.01)	(0.02)	0.28
Net income	$0.23	$0.03	$0.21	$0.40
Weighted average shares:
Basic	53,897	53,572	53,796	53,545
Diluted	54,174	54,531	53,994	54,614

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended
	September 27, 2008	September 29, 2007
		As Restated
Cash flows from operating activities:
Net income	$11,596	$22,002
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of taxes	—	(15,962)
Loss from discontinued operations, net of taxes	1,114	820
Depreciation and amortization, excluding non-cash interest expense	55,515	46,427
Non-cash interest expense, net	1,305	1,044
Loss on early extinguishment of debt	3,871	9,256
Stock-based compensation provision	12,940	7,166
Non-cash restructuring, impairment and other charges	5,124	17,153
Deferred income taxes	6,709	4,082
Gain on sale of non-strategic business	—	(189)
Gain on sale of assets	(4,378)	(383)
Other non-cash charges, net	6,599	6,200
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	35,590	(5,049)
Inventories	(125)	(14,890)
Accounts payable and accrued compensation and related liabilities	5,718	(378)
Other working capital changes	13,351	(13,156)
Other, net	(5,515)	(4,941)
Net cash provided by continuing operating activities	149,414	59,202
Net cash provided by discontinued operating activities	—	2,198
Net cash provided by operating activities	149,414	61,400
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(47,151)	(627,116)
Capital expenditures	(37,782)	(25,181)
Acquisition payments	(3,653)	(3,653)
Proceeds from sale of property, plant and equipment	18,258	4,851
Proceeds from divestitures, net	—	226
Net cash used in investing activities of continuing operations	(70,328)	(650,873)
Proceeds from the sale of discontinued operations	—	73,628
Net cash used in investing activities	(70,328)	(577,245)
Cash flows from financing activities:
Repayment of senior unsecured loan	(175,000)	—
(Repayments) borrowings under revolving credit facility, net	(65,200)	92,500
Repayment of term loans	(5,400)	(3,100)
Repayment of term loan B	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)
Repayment of 8⅜% senior subordinated notes	—	(20,880)
Repayment of 9⅝% senior notes	—	(10,498)
Repayments of other long-term debt	(16,535)	(26,962)
Payment of debt issuance costs	(5,297)	(5,906)
Payment of refinancing fees, redemption premiums and expenses	—	(8,045)
Purchase and retirement of common stock upon vesting of RSUs	(1,055)	(1,302)
Tax liability from stock-based compensation	(873)	—
Proceeds from issuance of 10½% senior notes	175,000	—
Proceeds from issuance of term loans	—	720,000
Proceeds from senior unsecured loan	—	175,000
Proceeds from issuance of other long-term debt	11,338	—
Proceeds from exercise of stock options	1,873	300
Net cash (used in) provided by financing activities	(81,149)	516,819
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	180
Net (decrease) increase in cash and cash equivalents	(2,063)	1,154
Cash and cash equivalents at beginning of period	15,882	10,558
Cash and cash equivalents at end of period	$13,819	$11,712

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the three and nine month periods ended September 27, 2008. The results of operations for the three and nine month periods ended September 27, 2008 are generally not indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (the “Form 10-K”).

It is the Company’s practice to close its quarters on the Saturday closest to the last day of the calendar quarter so that each quarter has the same number of days and 13 full weeks. The reporting periods ending on September 27, 2008 and September 29, 2007 consist of 13 weeks. Prior to fiscal 2008, the Company reported its results as ending on the calendar quarter end.

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. As of September 27, 2008, the Company’s only fair valued financial item under the scope of SFAS 157 is its liability for interest rate swaps, which are based on LIBOR index inputs and are categorized as Level 2. The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company on December 30, 2007. The Company did not elect the fair value option for existing eligible items; therefore, SFAS 159 had no impact on the Company’s condensed consolidated financial statements as of December 30, 2007.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and is effective at the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 161.

2.  Restatement

During the fourth quarter of 2007, senior management became aware of unsupported accounting entries that were recorded by a plant controller who had responsibility for two of the Company’s envelope plants. As a result, the Company’s audit committee initiated an internal review conducted by outside counsel under the direction of the audit committee that was completed prior to the Form 10-K filing in March 2008 (Note 10). The review concluded that the accounting irregularities were isolated to those two envelope plants and were committed solely by that former plant controller.  The accounting irregularities included the recording of unsupported journal entries to enhance the plants’ financial results through a reduction of cost of sales and increases to accounts receivable and inventories and decreases to accounts payable and other current liabilities.  As a result, the Company recorded adjustments to restate its historical condensed consolidated financial statements for the three and nine month periods ended September 29, 2007, that decreased operating income by approximately $2.3 million and $4.4 million, respectively. As part of this restatement, the Company made an adjustment for an immaterial error in its statement of cash flows.

The following tables summarize the effects of the restatement on the line items included in the balance sheet, statements of operations and cash flows in the Company’s Form 10-Q for the quarter ended September 29, 2007.

Condensed consolidated balance sheet line items (in thousands):

	September 29, 2007
	As Reported	As Restated
Accounts receivable, net	$345,858	$344,179
Inventories	175,329	172,502
Prepaid and other current assets	48,384	49,388
Total current assets	585,561	582,059
Total assets	2,025,787	2,022,285

Accounts payable	169,846	171,857
Other current liabilities	88,054	87,413
Total current liabilities	334,440	335,810
Other liabilities	97,208	98,118
Retained deficit	(161,938)	(167,720)
Total shareholders' equity	87,474	81,692
Total liabilities and shareholders' equity	2,025,787	2,022,285

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Restatement (Continued)

Condensed consolidated statements of operations line items (in thousands, except per share data):

	Three Months Ended September 29, 2007		Nine Months Ended September 29, 2007
	As Reported	As Restated	As Reported	As Restated
Cost of sales	$433,774	$436,109	$1,166,483	$1,170,862
Operating income	30,046	27,711	88,280	83,901
Income from continuing operations before taxes	4,002	1,667	14,054	9,678
Income tax expense (benefit)	160	(844)	4,698	2,818
Income from continuing operations	3,842	2,511	9,356	6,860
Net income	3,032	1,701	24,498	22,002
Income per share – basic:
Continuing operations	0.07	0.04	0.18	0.13
Net income	0.06	0.03	0.46	0.41
Income per share – diluted:
Continuing operations	0.07	0.04	0.17	0.12
Net income	0.06	0.03	0.45	0.40

Condensed consolidated statement of cash flows line items (in thousands):

	Nine Months Ended
	September 29, 2007
	As Reported	As Restated
Net income	$24,498	$22,002
Accounts receivable	(5,542)	(5,049)
Inventories	(16,845)	(14,890)
Accounts payable and accrued compensation and related liabilities	(2,276)	(378)
Other working capital changes	(10,502)	(13,156)
Net cash provided by continuing operating activities	60,006	59,202
Net cash provided by discontinued operating activities	1,394	2,198

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $6.0 million and $12.9 million for the three and nine months ended September 27, 2008, respectively, and $2.5 million and $7.2 million for the three and nine months ended September 29, 2007, respectively.

As of September 27, 2008, there was approximately $35.4 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.8 years.

A summary of the Company’s outstanding stock options as of and for the nine month period ended September 27, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at December 29, 2007	3,849,980	$15.14
Granted	—	—
Exercised	(209,880)	8.93		$516
Forfeited	(474,125)	17.50
Outstanding at September 27, 2008	3,165,975	15.19	4.2	$136
Exercisable at September 27, 2008	1,727,225	13.98	4.1	$136

__________________

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 27, 2008 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (Continued)

A summary of the Company’s outstanding stock options as of and for the nine month period ended September 29, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 1, 2007	3,326,780	$14.71
Granted	780,000	17.89
Exercised	(32,925)	9.10		$439
Forfeited	(80,000)	20.55
Outstanding at September 29, 2007	3,993,855	15.26	5.2	$25,435
Exercisable at September 29, 2007	1,246,355	12.91	5.0	$10,875

__________________

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 29, 2007 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (Continued)

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine month period ended September 27, 2008 is as follows:

	Restricted Shares		RSUs
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Unvested at December 29, 2007	100,000	$9.52	1,132,150	$18.36
Granted	—	—	1,930,410	9.77
Vested	(50,000)	9.52	(292,400)	18.02
Forfeited	—	—	(113,750)	19.03
Unvested at September 27, 2008	50,000	9.52	2,656,410	12.13

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine month period ended September 29, 2007 is as follows:

	Restricted Shares		RSUs
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Unvested at January 1, 2007	150,000	$9.52	607,150	$19.19
Granted	—	—	761,750	17.89
Vested	(50,000)	9.52	(173,900)	20.55
Forfeited	—	—	—	—
Unvested at September 29, 2007	100,000	9.52	1,195,000	18.78

The total fair value of restricted shares and RSUs which vested during the nine month period ended September 27, 2008 was $0.5 million and $2.8 million, respectively, as of the respective vesting dates.  The total fair value of restricted shares and RSUs which vested during the nine month period ended September 29, 2007 was $0.9 million and $3.1 million, respectively, as of the respective vesting dates.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions

Rex

On March 31, 2008, the Company acquired all of the stock of Rex Corporation and its manufacturing facility (“Rex”). Rex was an independent manufacturer of premium and high-quality packaging solutions, with annual sales of approximately $40 million prior to its acquisition by the Company. The total cash consideration in connection with the Rex acquisition, excluding assumed debt of approximately $7.4 million, was approximately $43.1 million, including approximately $1.0 million of related expenses. The fair values of property, plant and equipment and other intangible assets were based on preliminary appraisals. The Rex acquisition preliminarily resulted in $8.2 million of goodwill, all of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $13.8 million, include: (i) the Rex trademark of $9.3 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Rex name, Rex’s long operating history and existing customer base and (ii) customer relationships of $4.5 million, which are being amortized over their estimated weighted average useful lives of 13 years. Rex’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from March 31, 2008. Pro forma results for the three and nine month periods ended September 27, 2008 and September 29, 2007, assuming the acquisition of Rex had been made on December 31, 2006, have not been presented since the effect would not be material.

Commercial Envelope

On August 30, 2007, the Company acquired all of the stock of Commercial Envelope.  Commercial Envelope was one of the largest envelope manufacturers in the United States, with approximately $160 million in annual revenues prior to its acquisition by the Company.  The total cash consideration in connection with the Commercial Envelope acquisition, excluding assumed debt of approximately $20.3 million, was approximately $213.3 million, including approximately $3.8 million of related expenses.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Purchase Price Allocation

The following table summarizes the final allocation of the purchase price of Commercial Envelope to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of August 30, 2007
Current assets	$42,008
Property, plant and equipment	36,757
Goodwill	99,719
Other intangible assets	87,770
Other assets	884
Total assets acquired	267,138
Current liabilities, excluding current portion of long-term debt	11,195
Long-term debt, including current maturities	20,277
Deferred income taxes	21,255
Total liabilities assumed	52,727
Net assets acquired	214,411
Less cash acquired	(1,114)
Cost of Commercial Envelope acquisition, less cash acquired	$213,297

The Commercial Envelope acquisition resulted in $99.7 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. Commercial Envelope’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from August 30, 2007.

Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the three and nine month periods ended September 29, 2007 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Commercial Envelope acquisition as if it had been consummated as of December 31, 2006 (in thousands, except per share amounts):

	Three Months Ended September 29, 2007		Nine Months Ended September 29, 2007
	As Restated	Pro Forma	As Restated	Pro Forma
Net sales	$550,601	$575,830	$1,462,275	$1,563,927
Operating income	27,711	28,400	83,901	96,522
Income (loss) from continuing operations	2,511	(1,968)	6,860	6,596
Net income (loss)	1,701	(2,777)	22,002	21,738
Income (loss) per share – basic:
Continuing operations	0.04	(0.04)	0.13	0.13
Net income (loss)	0.03	(0.05)	0.41	0.41
Income (loss) per share – diluted:
Continuing operations	0.04	(0.04)	0.12	0.12
Net income (loss)	0.03	(0.05)	0.40	0.40

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

ColorGraphics

On July 9, 2007, the Company acquired all of the stock of ColorGraphics. ColorGraphics was one of the largest commercial printers in the western United States, with annual revenues of approximately $170 million prior to its acquisition by the Company.  ColorGraphics prints annual reports, booklets, brochures, advertising inserts, direct mail and other corporate communication materials.  The total cash consideration in connection with the ColorGraphics acquisition, excluding assumed debt of approximately $28.6 million, was approximately $71.7 million, including approximately $0.9 million of related expenses. The ColorGraphics acquisition resulted in $38.7 million of goodwill, of which approximately $2.1 million is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. ColorGraphics’ results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from July 1, 2007. Pro forma results for the three and nine month periods ended September 29, 2007, assuming the acquisition of ColorGraphics had been made on December 31, 2006, have not been presented since the effect would not be material.

Cadmus

On March 7, 2007, the Company acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly owned subsidiary of the Company. Cadmus is one of the world’s largest providers of content management and print offerings to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450 million prior to its acquisition by the Company. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $248.7 million, consisting of: (i) $228.9 million of cash for all of the common stock of Cadmus, (ii) payments of $17.7 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans and (iii) $2.1 million of related expenses.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the nine month period ended September 29, 2007 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Cadmus acquisition as if it had been consummated as of December 31, 2006 (in thousands, except per share amounts):

	Nine Months Ended
	September 29, 2007
	As Restated	Pro Forma
Net sales	$1,462,275	$1,544,092
Operating income	83,901	87,226
Income from continuing operations	6,860	1,904
Net income	22,002	17,046
Income per share – basic:
Continuing operations	0.13	0.04
Net income	0.41	0.32
Income per share – diluted:
Continuing operations	0.12	0.03
Net income	0.40	0.31

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the Cadmus acquisition actually been consummated as of December 31, 2006, or of the Company’s expected future results of operations.

Printegra

On February 12, 2007, the Company acquired all of the stock of Printegra, with annual sales of approximately $90 million prior to its acquisition by the Company. Printegra produces printed business communication documents regularly consumed by small and large businesses, including laser cut sheets, envelopes, business forms, security documents and labels. The final aggregate purchase price for Printegra was approximately $78.1 million, including $0.5 million of related expenses. Printegra’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 12, 2007.  Pro forma results for the nine month period ended September 29, 2007, assuming the acquisition of Printegra had been made on December 31, 2006, have not been presented since the effect would not be material.

Deferred Taxes

In connection with the acquisition of Commercial Envelope, the Company recorded a net deferred tax liability of $20.3 million relating to indefinite lived intangible assets, after considering the release of $21.5 million of existing valuation allowances against goodwill recorded.  In connection with the acquisition of ColorGraphics and Cadmus, the Company recorded a net deferred tax liability of $6.4 million and $1.5 million, respectively. In connection with the acquisition of Printegra, the Company recorded a net deferred tax liability of $7.4 million and released existing valuation allowances of a like amount against recorded goodwill.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Acquisitions (Continued)

Liabilities Related to Exit Activities

The Company recorded liabilities in the purchase price allocation in connection with its plans to exit certain activities of the above acquisitions. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Liabilities recorded at December 29, 2007	$3,453	$495	$351	$4,299
Accruals, net	62	1,049	149	1,260
Payments	(883)	(1,280)	(430)	(2,593)
Balance at September 27, 2008	$2,632	$264	$70	$2,966

5. Discontinued Operations

On March 13, 2007, the Company sold its remaining 28.6% economic and voting interest in the Supremex Index Fund (the “Fund”) for $67.2 million and recorded a pre-tax gain of approximately $25.6 million. Income from discontinued operations for the nine months ended September 29, 2007 includes equity income of $2.2 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

The following table summarizes certain statement of operations data for discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Other (expense) income	$—	$—	$(468)	$2,373
Income tax expense	59	810	646	2,295

Gain on sale of discontinued operations, net of taxes of $10,196, in the nine months ended September 29, 2007	—	—	—	15,064
(Loss) income from discontinued operations, net of taxes	(59)	(810)	(1,114)	15,142

6. Inventories

Inventories by major category are as follows (in thousands):

	September 27, 2008	December 29, 2007
Raw materials	$67,702	$71,075
Work in process	32,241	34,875
Finished goods	65,973	56,958
	$165,916	$162,908

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 27, 2008	December 29, 2007
Land and land improvements	$21,567	$23,734
Building and building improvements	110,790	109,673
Machinery and equipment	627,243	577,763
Furniture and fixtures	12,666	12,430
Construction in progress	13,032	18,664
	785,298	742,264
Accumulated depreciation	(351,940)	(313,923)
	$433,358	$428,341

In the third quarter of 2008, the Company sold a property for net proceeds of approximately $6.2 million and recorded a gain of approximately $1.9 million, which is included in selling, general and administrative. In the second quarter of 2008, the Company sold one of its envelope facilities for net proceeds of $11.5 million and entered into an operating lease for the same facility. In connection with the sale, the Company recorded a gain of $7.8 million, of which $2.3 million is included in cost of sales. The remaining gain was deferred and is being amortized on a straight-line basis over the seven year term of the lease as a reduction to rent expense in cost of sales.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of December 29, 2007	$305,025	$364,777	$669,802
Acquisitions	5,859	6,683	12,542
Foreign currency translation	—	(372)	(372)
Balance as of September 27, 2008	$310,884	$371,088	$681,972

Other intangible assets are as follows (in thousands):

	September 27, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	$159,206	$(27,995)	$131,211	$153,806	$(22,303)	$131,503
Trademarks and tradenames	21,011	(3,863)	17,148	20,521	(3,251)	17,270
Patents	3,028	(1,688)	1,340	3,028	(1,487)	1,541
Non-compete agreements	2,456	(1,552)	904	2,316	(1,336)	980
Other	768	(386)	382	768	(360)	408
	186,469	(35,484)	150,985	180,439	(28,737)	151,702

Intangible assets with indefinite lives:
Trademarks	127,500	—	127,500	118,200	—	118,200
Pollution credits	720	—	720	720	—	720
Total	$314,689	$(35,484)	$279,205	$299,359	$(28,737)	$270,622

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Goodwill and Other Intangible Assets (Continued)

As of September 27, 2008, the weighted average remaining amortization period for customer relationships was 18 years, trademarks and tradenames was 25 years, patents was five years, non-compete agreements was three years and other was 27 years.

Total pre-tax amortization expense for the five years ending September 27, 2013 is estimated to be as follows: $9.5 million, $9.5 million, $9.3 million, $9.2 million and $9.0 million, respectively.

9. Long-Term Debt

Long-term debt was as follows (in thousands):

	September 27, 2008	December 29, 2007
Term loan, due 2013	$709,700	$715,100
7⅞% senior subordinated notes, due 2013	320,000	320,000
8⅜% senior subordinated notes, due 2014 ($104.1 million outstanding principal amount)	105,978	106,220
10½% senior notes, due 2016	175,000	—
Senior unsecured loan, due 2015	—	175,000
Revolving credit facility, due 2012	26,000	91,200
Other	39,321	37,117
	1,375,999	1,444,637
Less current maturities	(16,477)	(18,752)
Long-term debt	$1,359,522	$1,425,885

10½% Notes

On June 13, 2008, the Company issued $175.0 million aggregate principal amount of 10½% senior notes due 2016 (“10½% Notes”). The 10½% Notes were issued to Lehman Brothers Commercial Paper, Inc. upon the conversion of the Company’s $175.0 million senior unsecured loan due 2015 (the “Senior Unsecured Loan”).  The 10½% Notes were then sold to qualified institutional buyers in accordance with Rule 144A, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933. The Company did not receive any net proceeds as a result of this transaction.

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

Supplemental Indentures

The Company entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. Simultaneously, the Company entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated February 4, 2004 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the Company’s 7⅞% Notes were issued. Additionally, on August 20, 2008 the Company entered into a supplemental indenture among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the 10½% Notes were issued.  These supplemental indentures provide for the addition of acquisition subsidiaries as guarantors of the 8⅜%, 7⅞% and 10½% Notes.

As of September 27, 2008, the Company was in compliance with all covenants under its debt agreements.

Interest Rate Swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of September 27, 2008 and December 29, 2007, the Company had $595.0 million of such interest rate swaps.  The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of September 27, 2008, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

10. Restructuring, Impairment and Other Charges

The Company has two cost savings plans, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2007 Cost Savings and Integration Plan

In 2007, the Company formulated its preliminary cost savings and integration plan related to its acquisition of Commercial Envelope, ColorGraphics, Cadmus and Printegra. In connection with the implementation of this plan, during 2007, the Company closed its envelope plant in O’Fallon, Missouri, its forms plant in Girard, Kansas and commercial printing plants in San Francisco, California, Seattle, Washington, and Philadelphia, Pennsylvania and integrated these operations into acquired and other operations.  In the first nine months of 2008, the Company continued the implementation of cost savings initiatives throughout its operations and closed a commercial printing plant in St. Louis, Missouri. The Company anticipates further headcount reductions and plant closures.  The following tables and discussion present the details of the expenses recognized in the three and nine months ended September 27, 2008 and September 29, 2007 as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

Three months ended September 27, 2008

Restructuring and impairment charges for the three months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$881	$2,939	$60	$3,880
Asset impairments	591	220	—	811
Equipment moving expenses	160	156	—	316
Lease termination expenses	196	210	63	469
Multi-employer pension withdrawal liability	—	(236)	—	(236)
Building clean-up and other expenses	218	712	—	930
Total restructuring and impairment charges	$2,046	$4,001	$123	$6,170

Nine months ended September 27, 2008

Restructuring and impairment charges for the nine months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,824	$5,604	$290	$7,718
Asset impairments, net of gain on sale	1,103	653	—	1,756
Equipment moving expenses	232	241	—	473
Lease termination expenses	617	1,026	63	1,706
Multi-employer pension withdrawal liability	—	(236)	—	(236)
Building clean-up and other expenses	612	1,340	—	1,952
Total restructuring and impairment charges	$4,388	$8,628	$353	$13,369

Three Months Ended September 29, 2007

Restructuring and impairment charges for the three months ended September 29, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$1,513	$1,293	$2,806
Asset impairments	1,139	2,721	3,860
Equipment moving expenses	386	670	1,056
Lease termination expenses	21	4,710	4,731
Building clean-up and other expenses	406	846	1,252
Total restructuring and impairment charges	$3,465	$10,240	$13,705

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

Nine Months Ended September 29, 2007

Restructuring and impairment charges for the nine months ended September 29, 2007 were as follows (in thousands):

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

A summary of the activity charged to the restructuring liabilities as a result of the 2007 Cost Savings and Integration Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 29, 2007	$3,582	$541	$2,092	$6,215
Accruals, net	1,706	7,718	(236)	9,188
Payments	(1,344)	(4,942)	—	(6,286)
Balance at September 27, 2008	$3,944	$3,317	$1,856	$9,117

2005 Cost Savings and Restructuring Plan

In the fourth quarter of 2007, the senior management team of Cenveo completed the implementation of its 2005 Cost Savings and Restructuring Plan that it initiated in September 2005, including the consolidation of the Company’s purchasing activities and manufacturing platform, corporate and field human resources reductions, streamlining information technology infrastructure and eliminating all discretionary spending.  The following tables and discussion present the details of the expenses recognized in the three and nine months ended September 27, 2008 and September 29, 2007, as a result of this plan.

Three months ended September 27, 2008

Restructuring and impairment charges for the three months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$9	$(18)	$19	$10
Asset impairments	—	26	—	26
Equipment moving expenses	—	48	—	48
Lease termination expenses	(35)	144	68	177
Building clean-up and other expenses	224	194	24	442
Total restructuring and impairment charges	$198	$394	$111	$703

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

Nine months ended September 27, 2008

Restructuring and impairment charges for the nine months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$36	$132	$35	$203
Asset impairments, net of gain on sale	—	(226)	—	(226)
Equipment moving expenses	—	510	—	510
Lease termination (income) expenses	(38)	144	149	255
Building clean-up and other expenses	380	894	24	1,298
Total restructuring and impairment charges	$378	$1,454	$208	$2,040

Three Months Ended September 29, 2007

Restructuring and impairment charges for the three months ended September 29, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$441	$1,171	$87	$1,699
Asset impairments, net of gain on sale	157	3,028	—	3,185
Equipment moving expenses	—	2	—	2
Lease termination expenses	23	414	31	468
Building clean-up and other expenses	48	1,141	64	1,253
Total restructuring and impairment charges	$669	$5,756	$182	$6,607

 Nine Months Ended September 29, 2007

Restructuring and impairment charges for the nine months ended September 29, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,790	$2,163	$188	$4,141
Asset impairments, net of gain on sale	(341)	3,041	—	2,700
Equipment moving expenses	761	140	—	901
Lease termination expenses	79	163	88	330
Building clean-up and other expenses	335	2,415	88	2,838
Total restructuring and impairment charges	$2,624	$7,922	$364	$10,910

A summary of the activity charged to the restructuring liabilities as a result of the 2005 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at December 29, 2007	$4,793	$1,163	$297	$6,253
Accruals, net	255	203	—	458
Payments	(985)	(1,302)	(59)	(2,346)
Balance at September 27, 2008	$4,063	$64	$238	$4,365

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$120	$119	$—	$—
Interest cost	2,257	2,480	222	287
Expected return on plan assets	(2,656)	(2,584)	—	—
Net amortization and deferral	2	5	—	—
Recognized net actuarial loss	55	—	—	—
Net periodic pension (income) expense	$(222)	$20	$222	$287

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$360	$300	$—	$—
Interest cost	6,773	5,621	665	802
Expected return on plan assets	(7,969)	(5,954)	—	—
Net amortization and deferral	6	56	—	—
Recognized net actuarial loss	166	389	—	—
Net periodic pension (income) expense	$(664)	$412	$665	$802

For the nine months ended September 27, 2008, the Company made contributions of $6.0 million to its pension plans and postretirement plans. The Company expects to contribute approximately $1.2 million to its pension plans and postretirement plans for the remainder of 2008.

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

13. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$12,328	$1,701	$11,596	$22,002
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of taxes	480	(8,890)	9	(4,960)
Currency translation adjustment	(1,361)	2,318	(2,851)	31
Comprehensive income (loss)	$11,447	$(4,871)	$8,754	$17,073

As of September 27, 2008, the Company had a $15.7 million liability relating to unrealized losses on cash flow hedges which is included in other liabilities in its condensed consolidated balance sheet. In connection with the sale of its remaining investment in the Fund on March 13, 2007, the Company reclassified $5.5 million of currency translation adjustment into discontinued operations from other comprehensive income.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Income per Share

Basic income per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. The only Company securities as of September 27, 2008 that could dilute basic income per share for periods subsequent to September 27, 2008, that were not included in the computation of diluted earnings per share for the three and nine months ended September 27, 2008 are (i) outstanding stock options, which are exercisable into 3,144,758 and 3,102,157 shares, respectively, of the Company’s common stock and (ii) 2,450,880 and 2,572,048 shares, respectively, of restricted stock and RSUs.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator for basic and diluted income per share
Income from continuing operations	$12,387	$2,511	$12,710	$6,860
(Loss) income from discontinued operations, net of taxes	(59)	(810)	(1,114)	15,142
Net income	$12,328	$1,701	$11,596	$22,002

Denominator weighted average common shares outstanding:
Basic shares	53,897	53,572	53,796	53,545
Dilutive effect of stock options and RSUs	277	959	198	1,069
Diluted shares	54,174	54,531	53,994	54,614

Share Repurchase Plan

Cenveo’s Board of Directors authorized a $15 million share repurchase program of the Company’s common stock (the “Share Repurchase Plan”). The Share Repurchase Plan is effective for 12 months and may be limited or terminated at any time without prior notice. Share repurchases under the Share Repurchase Plan may be made through open-market and privately negotiated transactions within the governing limits of the Company’s credit agreement and bond indentures. The timing and actual number of shares, if any, the Company actually repurchase will depend on a variety of factors including price, Company and/or regulatory requirements, and market conditions.

15. Segment Information

The Company operates in two segments: envelopes, forms and labels and commercial printing. The envelopes, forms and labels segment specializes in the design, manufacturing, printing and fulfillment of: (i) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (ii) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes, labels and business forms generally sold to independent distributors, office-product suppliers and office-product retail chains.  The commercial printing segment provides print, design, content management, fulfillment and distribution offerings, including: (i) high-end printed materials, which includes a wide range of premium products for major national and regional customers; (ii) general commercial printing products for regional and local customers; (iii) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational consumer product companies.

Operating income of each segment includes substantially all costs and expenses directly relating to the segment’s operations. Corporate expenses include general and administrative expenses (Note 3).

 CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales:
Envelopes, forms and labels	$224,616	$222,671	$690,630	$647,074
Commercial printing	298,089	327,930	890,904	815,201
Total	$522,705	$550,601	$1,581,534	$1,462,275

Operating income (loss):
Envelopes, forms and labels	$35,947	$30,225	$93,807	$80,712
Commercial printing	23,056	7,605	47,598	31,189
Corporate	(10,827)	(10,119)	(34,098)	(28,000)
Total	$48,176	$27,711	$107,307	$83,901

Restructuring, impairment and other charges:
Envelopes, forms and labels	$2,244	$4,134	$4,766	$9,808
Commercial printing	4,395	15,996	10,082	21,922
Corporate	234	182	7,199	364
Total	$6,873	$20,312	$22,047	$32,094

Net sales by product line:
Envelopes	$154,232	$149,203	$474,876	$429,737
Commercial printing	210,737	231,792	622,255	595,316
Journals and periodicals	87,026	95,762	267,664	218,150
Labels and business forms	70,710	73,844	216,739	219,072
Total	$522,705	$550,601	$1,581,534	$1,462,275

Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,691	$2,779	$4,369	$8,196
Commercial printing to envelopes, forms and labels	538	755	2,856	6,045
Total	$2,229	$3,534	$7,225	$14,241

	September 27, 2008	December 29, 2007
Identifiable assets:
Envelopes, forms and labels	$809,840	$833,337
Commercial printing	1,109,746	1,105,832
Corporate	55,818	63,553
Total	$1,975,404	$2,002,722

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”) and is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Company’s wholly-owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued 7⅞% Notes and, in connection with the acquisition of Cadmus, assumed Cadmus’ 8⅜% Notes (collectively the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The limited numbers of remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are primarily non-U.S., indirect wholly-owned subsidiaries of the Parent Company.

Presented below is condensed consolidating information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three and nine months ended September 27, 2008 and September 29, 2007.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8,596	$678	$4,545	$—	$13,819
Accounts receivable, net	—	146,014	158,314	4,999	—	309,327
Inventories	—	89,642	75,186	1,088	—	165,916
Notes receivable from subsidiaries	—	38,194	—	—	(38,194)	—
Prepaid and other current assets	—	50,545	10,666	1,039	—	62,250
Total current assets	—	332,991	244,844	11,671	(38,194)	551,312

Investment in subsidiaries	120,969	1,607,175	4,969	—	(1,733,113)	—
Property, plant and equipment, net	—	166,155	266,724	479	—	433,358
Goodwill	—	175,234	506,738	—	—	681,972
Other intangible assets, net	—	9,197	270,008	—	—	279,205
Other assets, net	—	22,719	6,488	350	—	29,557
Total assets	$120,969	$2,313,471	$1,299,771	$12,500	$(1,771,307)	$1,975,404

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,894	$8,583	$—	$—	$16,477
Accounts payable	—	112,156	66,935	2,625	—	181,716
Accrued compensation and related liabilities	—	25,954	17,380	—	—	43,334
Other current liabilities	—	72,680	15,707	1,674	—	90,061
Intercompany payable (receivable)	—	575,363	(578,839)	3,476	—	—
Notes payable to subsidiary issuer	—	—	38,194	—	(38,194)	—
Total current liabilities	—	794,047	(432,040)	7,775	(38,194)	331,588

Long-term debt	—	1,334,504	25,018	—	—	1,359,522
Deferred income tax liability (asset)	—	(3,403)	66,117	(244)	—	62,470
Other liabilities	—	67,354	33,501	—	—	100,855
Shareholders’ equity	120,969	120,969	1,607,175	4,969	(1,733,113)	120,969
Total liabilities and shareholders’ equity	$120,969	$2,313,471	$1,299,771	$12,500	$(1,771,307)	$1,975,404

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 27, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$245,712	$271,514	$5,479	$—	$522,705
Cost of sales	—	196,471	206,761	3,676	—	406,908
Selling, general and administrative	—	35,292	23,056	107	—	58,455
Amortization of intangible assets	—	120	2,173	—	—	2,293
Restructuring and impairment charges	—	5,316	1,557	—	—	6,873
Operating income	—	8,513	37,967	1,696	—	48,176
Interest expense (income), net	—	26,429	403	(37)	—	26,795
Intercompany interest expense (income)	—	(615)	615	—	—	—
Gain on early extinguishment of debt	—	(371)	—	—	—	(371)
Other income, net	—	(442)	(253)	—	—	(695)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(16,488)	37,202	1,733	—	22,447
Income tax expense (benefit)	—	10,451	(391)	—	—	10,060
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(26,939)	37,593	1,733	—	12,387
Equity in income of unconsolidated subsidiaries	12,328	39,326	1,733	—	(53,387)	—
Income (loss) from continuing operations	12,328	12,387	39,326	1,733	(53,387)	12,387
Loss from discontinued operations, net of taxes	—	(59)	—	—	—	(59)
Net income (loss)	$12,328	$12,328	$39,326	$1,733	$(53,387)	$12,328

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 27, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$748,907	$817,585	$15,042	$—	$1,581,534
Cost of sales	—	612,897	637,027	10,688	—	1,260,612
Selling, general and administrative	—	107,988	76,380	453	—	184,821
Amortization of intangible assets	—	343	6,404	—	—	6,747
Restructuring, impairment and other charges	—	19,767	2,280	—	—	22,047
Operating income	—	7,912	95,494	3,901	—	107,307
Interest expense (income), net	—	78,679	1,331	(62)	—	79,948
Intercompany interest expense (income)	—	(1,712)	1,712	—	—	—
Loss on early extinguishment of debt	—	3,871	—	—	—	3,871
Other expense, net	—	140	289	—	—	429
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(73,066)	92,162	3,963	—	23,059
Income tax expense	—	6,241	4,108	—	—	10,349
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(79,307)	88,054	3,963	—	12,710
Equity in income of unconsolidated subsidiaries	11,596	92,017	3,963	—	(107,576)	—
Income (loss) from continuing operations	11,596	12,710	92,017	3,963	(107,576)	12,710
Loss from discontinued operations, net of taxes	—	(1,114)	—	—	—	(1,114)
Net income (loss)	$11,596	$11,596	$92,017	$3,963	$(107,576)	$11,596

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 27, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$12,940	$5,114	$128,873	$2,487	$—	$149,414
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(47,151)	—	—	—	(47,151)
Capital expenditures	—	(18,172)	(19,610)	—	—	(37,782)
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	17,944	314	—	—	18,258
Intercompany note	—	1,914	—	—	(1,914)	—
Net cash used in investing activities of continuing operations	—	(49,118)	(19,296)	—	(1,914)	(70,328)
Cash flows from financing activities:
Repayment of senior unsecured loan	—	(175,000)	—	—	—	(175,000)
Repayments under revolving credit facility, net	—	(65,200)	—	—	—	(65,200)
Repayment of term loans	—	(5,400)	—	—	—	(5,400)
Repayments of other long-term debt	—	(1,710)	(14,825)	—	—	(16,535)
Payment of debt issuance costs	—	(5,297)	—	—	—	(5,297)
Purchase and retirement of common stock upon vesting of RSUs	(1,055)	—	—	—	—	(1,055)
Tax liability from stock compensation	(873)	—	—	—	—	(873)
Proceeds from issuance of 10½% senior notes	—	175,000	—	—	—	175,000
Proceeds from issuance of other long-term debt	—	5,338	6,000	—	—	11,338
Proceeds from exercise of stock options	1,873	—	—	—	—	1,873
Intercompany note	—	—	(1,914)	—	1,914	—
Intercompany advances	(12,885)	111,778	(99,042)	149	—	—
Net cash (used in) provided by financing activities	(12,940)	39,509	(109,781)	149	1,914	(81,149)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	—	(4,495)	(204)	2,636	—	(2,063)
Cash and cash equivalents at beginning of period	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of period	$—	$8,596	$678	$4,545	$—	$13,819

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 29, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$288,397	$258,643	$3,561	$—	$550,601
Cost of sales	—	235,897	197,456	2,756	—	436,109
Selling, general and administrative	—	39,385	24,138	127	—	63,650
Amortization of intangible assets	—	1,194	1,625	—	—	2,819
Restructuring and impairment charges	—	20,252	60	—	—	20,312
Operating income (loss)	—	(8,331)	35,364	678	—	27,711
Gain on sale of business	—	(189)	—	—	—	(189)
Interest expense (income), net	—	24,830	454	(1)	—	25,283
Intercompany interest expense (income)	—	(687)	687	—	—	—
Loss on early extinguishment of debt	—	—	51	—	—	51
Other expense, net	—	244	539	116	—	899
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(32,529)	33,633	563	—	1,667
Income tax (benefit) expense	—	(1,458)	614	—	—	(844)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(31,071)	33,019	563	—	2,511
Equity in income of unconsolidated subsidiaries	1,701	33,582	563	—	(35,846)	—
Income (loss) from continuing operations	1,701	2,511	33,582	563	(35,846)	2,511
Loss from discontinued operations, net of taxes	—	(810)	—	—	—	(810)
Net income (loss)	$1,701	$1,701	$33,582	$563	$(35,846)	$1,701

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 29, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$887,015	$567,667	$7,593	$—	$1,462,275
Cost of sales	—	726,897	437,981	5,984	—	1,170,862
Selling, general and administrative	—	119,363	48,508	302	—	168,173
Amortization of intangible assets	—	3,633	3,612	—	—	7,245
Restructuring and impairment charges	—	32,019	75	—	—	32,094
Operating income	—	5,103	77,491	1,307	—	83,901
Gain on sale of business	—	(189)	—	—	—	(189)
Interest expense (income), net	—	61,997	1,096	(2)	—	63,091
Intercompany interest expense (income)	—	(2,061)	2,061	—	—	—
Loss on early extinguishment of debt	—	9,186	70	—	—	9,256
Other expense, net	—	898	969	198	—	2,065
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(64,728)	73,295	1,111	—	9,678
Income tax expense	—	213	2,605	—	—	2,818
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(64,941)	70,690	1,111	—	6,860
Equity in income of unconsolidated subsidiaries	22,002	71,801	1,111	—	(94,914)	—
Income (loss) from continuing operations	22,002	6,860	71,801	1,111	(94,914)	6,860
Income from discontinued operations, net of taxes	—	15,142	—	—	—	15,142
Net income (loss)	$22,002	$22,002	$71,801	$1,111	$(94,914)	$22,002

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 29, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$7,166	$13,428	$36,149	$2,459	$—	$59,202
Net cash provided by discontinued operating activities	—	2,198	—	—	—	2,198
Net cash provided by (used in) operating activities	7,166	15,626	36,149	2,459	—	61,400
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(627,116)	—	—	—	(627,116)
Capital expenditures	—	(12,195)	(12,986)	—	—	(25,181)
Intercompany note	—	1,902	—	—	(1,902)	—
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	4,844	7	—	—	4,851
Proceeds from divestitures, net	—	226	—	—	—	226
Net cash used in investing activities of continuing operations	—	(635,992)	(12,979)	—	(1,902)	(650,873)
Proceeds from the sale of discontinued operations	—	73,628	—	—	—	73,628
Net cash used in investing activities	—	(562,364)	(12,979)	—	(1,902)	(577,245)
Cash flows from financing activities:
Borrowings under revolving credit facility, net	—	92,500	—	—	—	92,500
Repayment of term loans	—	(3,100)	—	—	—	(3,100)
Repayment of term loan B	—	(324,188)	—	—	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)	—	—	—	(70,100)
Repayment of 8⅜% senior subordinated notes	—	(20,880)	—	—	—	(20,880)
Repayment of 9⅝% senior notes	—	(10,498)	—	—	—	(10,498)
Repayments of other long-term debt	—	(3,320)	(23,642)	—	—	(26,962)
Payment of debt issuance costs	—	(5,906)	—	—	—	(5,906)
Payment of refinancing fees, redemption premiums and expenses	—	(8,045)	—	—	—	(8,045)
Proceeds from issuance of term loans	—	720,000	—	—	—	720,000
Proceeds from senior unsecured loan	—	175,000	—	—	—	175,000
Proceeds from exercise of stock options	300	—	—	—	—	300
Purchase and retirement of common stock upon vesting of RSUs	(1,302)	—	—	—	—	(1,302)
Intercompany note	—	—	(1,902)	—	1,902	—
Intercompany advances	(6,164)	6,954	611	(1,401)	—	—
Net cash provided by (used in) financing activities	(7,166)	548,417	(24,933)	(1,401)	1,902	516,819
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	180	—	—	180
Net increase (decrease) in cash and cash equivalents	—	1,679	(1,583)	1,058	—	1,154
Cash and cash equivalents at beginning of period	—	8,655	1,903	—	—	10,558
Cash and cash equivalents at end of period	$—	$10,334	$320	$1,058	$—	$11,712

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Item 7 of our 2007 Annual Report on Form 10-K, which we refer to as our Form 10-K, describes the application of our critical accounting policies, for which there have been no significant changes as of September 27, 2008.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) our substantial indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (ii) our ability to service or refinance our debt; (iii) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (iv) limitations on additional borrowings that are available to us that could further exacerbate our risk exposure from debt; (v) our ability to successfully integrate acquisitions; (vi) intense competition in our industry; (vii) the absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (viii) factors affecting the U.S. postal services impacting demand for our products; (ix) the availability of the Internet and other electronic media affecting demand for our products; (x) increases in paper costs and decreases in its availability; (xi) our labor relations; (xii) compliance with environmental rules and regulations; and (xiii) dependence on key management personnel. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company’s business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission, which we refer to as the SEC.

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

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates approximately 38 manufacturing facilities, primarily in North America, and primarily specializes in the design, manufacturing, printing and fulfillment of: (i) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (ii) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes, labels and business forms generally sold to independent distributors, office-product suppliers and office-product retail chains.  In 2007 we grew our envelopes, forms and labels business with the acquisition of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, and PC Ink Corp., which we refer to as Printegra.

On August 30, 2007, we acquired all of the stock of Commercial Envelope, one of the largest envelope manufacturers in the United States.  Prior to our acquisition, Commercial Envelope had annual revenues of approximately $160 million.  The acquisition of Commercial Envelope increased our market share in the U.S. envelope market.

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

Commercial Printing

Our commercial printing segment operates approximately 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia and primarily offers print, design, content management, fulfillment and distribution offerings, including: (i) high-end color printing of a wide range of premium products for major national and regional customers; (ii) general commercial products for regional and local customers; (iii) scientific, technical and medical, which we refer to as STM, journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational consumer products companies. In the second quarter of 2008, we grew our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. In 2007, we completed two commercial printing acquisitions: Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Cadmus Communications Corporation, which we refer to as Cadmus.

On March 31, 2008, we acquired all of the stock of Rex, an independent manufacturer of premium and high-quality packaging solutions. Prior to our acquisition, Rex had annual revenues of approximately $40 million.

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

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results for the three and nine month periods ended September 27, 2008 followed by a discussion of the results of each of our reportable segments for the same periods. See Note 2 of our condensed consolidated financial statements included herein. Our results for the three and nine month periods ended September 27, 2008 include the operating results of Rex from March 31, 2008. Our results for the three and nine month periods ended September 29, 2007 include the operating results of Printegra, Cadmus, ColorGraphics and Commercial Envelope, which we refer to as the 2007 Acquisitions, subsequent to their respective acquisition dates, except for ColorGraphics, which is included in our operating results from July 1, 2007. Since these acquisitions occurred during the first and third quarters of 2007, their results are not included for a full nine month period in 2007.  In addition, Commercial Envelope is included in our results of operations for only a portion of the three months ended September 29, 2007 and Rex is not included in our results of operations in 2007.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month so that each quarter has the same number of days and 13 full weeks. The reporting periods ending on September 27, 2008 and September 29, 2007 consist of 13 weeks.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$522,705	$550,601	$1,581,534	$1,462,275
Operating income (loss):
Envelopes, forms and labels	35,947	30,225	93,807	80,712
Commercial printing	23,056	7,605	47,598	31,189
Corporate	(10,827)	(10,119)	(34,098)	(28,000)
Total operating income	48,176	27,711	107,307	83,901
Gain on sale of non-strategic business	—	(189)	—	(189)
Interest expense, net	26,795	25,283	79,948	63,091
Loss (gain) on early extinguishment of debt	(371)	51	3,871	9,256
Other expense (income), net	(695)	899	429	2,065
Income from continuing operations before income taxes	22,447	1,667	23,059	9,678
Income tax expense (benefit)	10,060	(844)	10,349	2,818
Income from continuing operations	12,387	2,511	12,710	6,860
(Loss) income from discontinued operations, net of taxes	(59)	(810)	(1,114)	15,142
Net income	$12,328	$1,701	$11,596	$22,002
Income (loss) per share—basic:
Continuing operations	$0.23	$0.04	$0.24	$0.13
Discontinued operations	—	(0.01)	(0.02)	0.28
Net income	$0.23	$0.03	$0.22	$0.41

Income (loss) per share—diluted:
Continuing operations	$0.23	$0.04	$0.23	$0.12
Discontinued operations	—	(0.01)	(0.02)	0.28
Net income	$0.23	$0.03	$0.21	$0.40

Net Sales

Net sales decreased $27.9 million in the third quarter of 2008, as compared to the third quarter of 2007. This decrease was primarily due to lower sales from our commercial printing segment of $29.8 million, primarily as a result of lower volumes due to general economic conditions and plant closures, partially offset by price increases net of changes in product mix and the $7.7 million of sales generated from the integration of Rex, which was not included in our results in the third quarter of 2007. Net sales for the nine months ended September 27, 2008 increased $119.3 million, as compared to the nine months ended September 29, 2007. This increase was primarily due to the $239.7 million of sales generated from the integration of Rex and the 2007 Acquisitions into our operations, for which Rex was not included in our results in the first nine months of 2007 and the 2007 Acquisitions were included in our results for less than a full nine month period in 2007. This increase was partially offset by lower sales from our commercial printing and envelopes, forms and labels segments of $87.7 million and $32.7 million, respectively, primarily due to plant closures and lower volumes due to general economic conditions, partially offset by price increases net of changes in product mix. See Segment Operations below for a more detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $20.5 million in the third quarter of 2008, as compared to the third quarter of 2007. This increase was primarily due to (i) decreased restructuring and impairment charges of $13.4 million, (ii) lower selling, general and administrative expenses of $5.2 million primarily due to our cost savings programs and (iii) increased gross margins of $1.3 million primarily due to the acquisition of Rex, which was not included in our results in the third quarter of 2007 and Commercial Envelope, which was included in our results for only a portion of the third quarter of 2007 and our cost savings programs, offset in part by higher manufacturing costs primarily due to material price increases and higher distribution costs and lower gross margins due to plant closures.

Operating income for the nine months ended September 27, 2008 increased $23.4 million, as compared to the nine months ended September 29, 2007. This increase was primarily due to (i) increased gross margins of $29.5 million primarily due to the acquisition of Rex and the 2007 Acquisitions, for which Rex, was not included in our results in 2007 and for which the 2007 Acquisitions were included in our results for less than a full nine month period in 2007 and our cost savings programs, offset in part by higher manufacturing costs primarily due to material price increases and higher distribution costs and lower gross margins due to plant closures, and (ii) decreased restructuring, impairment and other charges of $10.0 million. This increase was partially offset by higher selling, general and administrative expenses of $16.6 million primarily due to the acquisition of Rex and the 2007 Acquisitions, for which Rex, was not included in our results in 2007 and for which the 2007 Acquisitions were included in our results for less than a full nine month period in 2007, offset in part by our cost savings programs. See Segment Operations below for a more detailed discussion of the primary factors for our changes in operating income by reportable segment.

Interest Expense. Interest expense increased $1.5 million to $26.8 million in the third quarter of 2008, as compared to $25.3 million in the third quarter of 2007, primarily due to the additional debt we incurred to finance the Rex and Commercial Envelope acquisitions, partially offset by lower interest rates. Interest expense in the third quarter of 2008 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.3%, as compared to average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.5% in the third quarter of 2007.

Interest expense increased $16.9 million to $79.9 million during the first nine months of 2008, from $63.1 million in the first nine months of 2007, primarily due to additional debt incurred to finance acquisitions, offset in part by lower interest rates. Interest expense in the first nine months of 2008 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.2%, compared to the average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 7.5% during the first nine months of 2007.

Loss on Early Extinguishment of Debt.  We incurred a loss on the early extinguishment of debt of $3.9 million in the first nine months of 2008. This loss primarily resulted from the conversion of the $175.0 million senior unsecured loan due 2015, which we refer to as the Senior Unsecured Loan, and the issuance of the $175.0 million 10½% senior notes, due 2016, which we refer to as the 10½% Notes in the second quarter of 2008.

We recorded a loss on early extinguishment of debt of approximately $9.3 million in the first nine months of 2007. This loss resulted from retiring our remaining 9⅝% senior notes due 2012, which we refer to as the 9⅝% Notes in the second quarter of 2007 and the refinancing of our existing $525 million senior secured credit facilities, which we refer to as the Credit Facilities and as a result of the tender offer for and repayment of $20.9 million of Cadmus’ 8⅜% Senior Subordinated Notes due 2014, which we refer to as the 8⅜% Notes in the first quarter of 2007.

Income Taxes

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(in thousands)		(in thousands)
Income tax expense (benefit) for U.S. operations	$9,955	$(628)	$9,959	$2,337
Income tax expense (benefit) for foreign operations	105	(216)	390	481
Income tax expense (benefit)	$10,060	$(844)	$10,349	$2,818
Effective income tax rate	44.8%	(50.6)%	44.9%	29.1%

Our income tax expense primarily relates to our domestic operations. Our effective tax rate for all periods in 2008 and 2007 was higher than the federal statutory rate, primarily due to state taxes and other permanent items.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We consider our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. As of September 27, 2008, the total valuation allowance on our net U.S. deferred tax assets was approximately $30.8 million. There is a reasonable possibility that within the next twelve months we may decrease our liability for uncertain tax positions by approximately $6.8 million due to the expiration of certain statute of limitations.

Income (Loss) from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, in the nine months ended September 29, 2007 included a $15.1 million gain, net of taxes of $10.2 million, on the sale of our remaining interest in the Supremex Index Fund, which we refer to as the Fund, on March 13, 2007 and equity income related to our retained interest of the Fund from January 1, 2007 through March 13, 2007.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income. The summaries of net sales and operating income of our two reportable segments are presented below.

Envelopes, Forms and Labels

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(in thousands)		(in thousands)
Segment net sales	$224,616	$222,671	$690,630	$647,074
Segment operating income	$35,947	$30,225	$93,807	$80,712
Operating income margin	16.0%	13.6%	13.6%	12.5%
Restructuring and impairment charges	$2,244	$4,134	$4,766	$9,808

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $1.9 million, or 0.9%, in the third quarter of 2008, as compared to the third quarter of 2007. This increase was primarily due to (i) the $12.8 million of sales generated from the integration of Commercial Envelope into our operations in 2008, including the impact of sales changes for work transitioned in from other legacy plants, as Commercial Envelope was included in our results for only a portion of the third quarter of 2007, and (ii) higher sales of approximately $10.7 million, primarily due to price increases, including material price increases that are generally passed onto our envelope customers, net of changes in product mix. This increase was offset in part by lower sales volume of approximately $21.6 million, primarily due to general economic conditions which have had a significant impact on the high color direct mail envelope business and the closing of plants in connection with the integration of Printegra into our operations.

Segment net sales for our envelopes, forms and labels segment increased $43.6 million, or 6.7%, for the first nine months of 2008, as compared to the first nine months of 2007. This increase was primarily due to (i) the $76.4 million of sales generated from the integration of Commercial Envelope and Printegra into our operations in 2008, including the impact of sales changes for work transitioned into these acquired operations from other legacy plants, as Printegra and Commercial Envelope were included in our results for less than a full nine month period in 2007 and (ii) higher sales of approximately $28.3 million, primarily due to price increases, including material price increases that are generally passed onto our envelope customers, net of changes in product mix. This increase was offset in part by lower sales volume of approximately $61.1 million, primarily due to general economic conditions which have had a significant impact on the high color direct mail envelope business and the closing of plants in connection with the integration of Printegra and Commercial Envelope into our operations.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $5.7 million, or 18.9%, in the third quarter of 2008, as compared to the third quarter of 2007. This increase was primarily due to (i) increased gross margins of $3.5 million, primarily due to the Commercial Envelope acquisition, which was included for only a portion of the third quarter of 2007 and our cost savings programs, offset in part by higher material costs primarily due to material price increases and higher distribution costs, (ii) decreased restructuring and impairment charges of $1.9 million and lower selling, general and administrative expenses of $0.9 million primarily due to our cost reduction programs, offset in part by the Commercial Envelope acquisition, which was included in our results for less than a full three month period in 2007. This increase was partially offset by higher amortization expense of $0.6 million primarily due to the Commercial Envelope acquisition.

Segment operating income for our envelopes, forms and labels segment increased $13.1 million, or 16.2%, for the first nine months of 2008, as compared to the first nine months of 2007. This increase was primarily due to

(i) increased gross margins of $16.8 million primarily due to the acquisition of Commercial Envelope and Printegra, which were included in our results for less than a full nine month period in 2007 and our cost savings programs, offset in part by higher material costs primarily due to material price increases and higher distribution costs and (ii) decreased restructuring and impairment charges of $5.0 million. This increase was partially offset by (i) higher selling, general and administrative expenses of $6.8 million primarily due to the acquisition of Commercial Envelope and Printegra, which were included in our results for less than a nine month period in 2007, offset in part by our cost reduction programs and (ii) higher amortization expense of $1.9 million primarily due to the acquisition of Commercial Envelope and Printegra.

Commercial Printing

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(in thousands)		(in thousands)
Segment net sales	$298,089	$327,930	$890,904	$815,201
Segment operating income	$23,056	$7,605	$47,598	$31,189
Operating income margin	7.7%	2.3%	5.3%	3.8%
Restructuring and impairment charges	$4,395	$15,996	$10,082	$21,922

Segment Net Sales

Segment net sales for our commercial printing segment decreased $29.8 million, or 9.1%, in the third quarter of 2008, as compared to the third quarter of 2007. This decrease was primarily due to lower sales (i) of approximately $11.5 million resulting from plant closures in 2007 and (ii) of approximately $26.0 million from pricing pressures, volume declines and changes in product mix, primarily due to general economic conditions, offset in part by higher sales due to material price increases. This decrease was partially offset by $7.7 million of sales generated from the integration of Rex into our operations in 2008, as Rex was not included in our results in the third quarter of 2007.

Segment net sales for our commercial printing segment increased $75.7 million, or 9.3%, in the first nine months of 2008, as compared to the first nine months of 2007. This increase was primarily due to the $163.4 million of sales generated from the integration of Rex, ColorGraphics and Cadmus into our operations in 2008, including the impact of sales changes for work transitioned into these acquired operations from other legacy plants, including two plants we closed in 2007, as Rex was not included in our results in the first nine months of 2007 and Cadmus and ColorGraphics were included in our results for less than a full nine month period in 2007. This increase was partially offset by lower sales (i) of approximately $39.8 million resulting from other plant closures in 2007 and (ii) of approximately $47.9 million from pricing pressures, volume declines and changes in product mix, primarily due to general economic conditions, offset in part by higher sales due to material price increases and foreign currency fluctuations.

Segment Operating Income

Segment operating income for our commercial printing segment increased $15.5 million, or 203.2%, in the third quarter of 2008, as compared to the third quarter of 2007. This increase was primarily due to (i) decreased restructuring and impairment charges of $11.6 million (ii) lower selling, general and administrative expenses of $6.0 million, primarily due to our cost savings programs, offset in part by the Rex acquisition, which was not included in our results in the third quarter of 2007 and (iii) lower amortization expense of $1.1 million. This increase was offset in part by decreased gross margins of $3.2 million, primarily due to higher manufacturing costs due to material price increases and higher distribution costs and lower gross margins due to plant closures, offset in part by gross margins generated by Rex, as Rex was not included in our results in the third quarter of 2007.

Segment operating income for our commercial printing segment increased $16.4 million, or 52.6%, in the first nine months of 2008, as compared to the first nine months of 2007. This increase was primarily due to (i) lower restructuring and impairment charges of $11.8 million, (ii) increased gross margins of $9.1 million, primarily due to the acquisition of Rex, ColorGraphics and Cadmus, as Rex was not included in our results in the first nine months of 2007 and for which Cadmus and ColorGraphics were included in our results for less than a full nine month period in 2007, offset in part by higher manufacturing costs due to material price increases and higher distribution costs and lower gross margins due to plant closures and (iii) lower amortization expense of $2.4 million. This increase was offset in part by higher selling, general and administrative expenses of $6.9 million, primarily due to the acquisition of Rex, ColorGraphics and Cadmus, as Rex was not included in our results in the first nine months of 2007 and for which Cadmus and ColorGraphics were included in our results for less than a full nine month period in 2007, offset in part by our cost savings programs.

Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses in the third quarter of 2008 were slightly higher than the third quarter of 2007. Corporate expenses were higher in the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, primarily due to the $6.7 million non-recurring charge incurred for professional fees in connection with the internal review conducted by our audit committee.

Restructuring, Impairment and Other Charges. In the fourth quarter of 2007, we completed our cost savings and restructuring plan initiated in September 2005, including the consolidation of purchasing activities, the rationalization of our manufacturing platform, corporate and field human resources reductions, implementation of company-wide purchasing initiatives and streamlining of information technology infrastructure. In addition, in 2007 we implemented cost savings and integration initiatives related to the 2007 Acquisitions and anticipate substantially completing the integration of those operations in 2009.  As of September 27, 2008, our total restructuring liability was $16.4 million.

In the third quarter of 2008, we incurred $6.9 million of restructuring and impairment charges, which included $3.9 million of employee separation costs, asset impairment charges of $0.8 million, equipment moving expenses of $0.4 million, lease termination expenses of $0.6 million, the decrease of a pension withdrawal liability of $(0.2) million and building clean-up and other expenses of $1.4 million. During the nine months ended September 27, 2008, we incurred $22.0 million of restructuring, impairment and other charges, which included a $6.7 million non-recurring charge for professional fees related to the internal review initiated by our audit committee, $7.9 million of employee separation costs, asset impairment charges, net of $1.5 million, equipment moving expenses of $1.0 million, lease termination expenses of $2.0 million, the decrease of a pension withdrawal liability of $(0.2) million and building clean-up and other expenses of $3.2 million.

In the third quarter of 2007, we incurred $20.3 million of restructuring and impairment charges, which included $4.5 million of employee separation costs, asset impairment charges, net of $7.0 million, equipment moving expenses of $1.1 million, lease termination expenses of $5.2 million, and building clean-up and other expenses of $2.5 million. During the nine months ended September 29, 2007, we incurred $32.1 million of restructuring and impairment charges, which included $8.5 million of employee separation costs, asset impairment charges, net of $10.3 million, equipment moving expenses of $2.2 million, lease termination expenses of $5.1 million, a pension withdrawal liability of $1.8 million and building clean-up and other expenses of $4.3 million.

Liquidity and Capital Resources

Net Cash Provided by Continuing Operating Activities. Net cash provided by continuing operating activities was $149.4 million in the first nine months of 2008, which was primarily due to net income adjusted for non-cash items of $100.4 million and a decrease in our working capital of $54.5 million. The decrease in our working capital primarily resulted from a decrease in receivables primarily due to the timing of sales and collections from our customers, the timing of interest payments on our debt and an increase in accounts payable primarily due to the timing of payments to our vendors, offset in part by lower accrued compensation and other related liabilities due to headcount reductions.

Net cash provided by continuing operating activities was $59.2 million in the first nine months of 2007, which was primarily due to net income adjusted for non-cash items of $97.6 million, offset in part by an increase in our working capital of $33.5 million. The increase in our working capital primarily resulted from an increase in inventories primarily due to the timing of work performed for our customers, an increase in receivables primarily due to the timing of collections and a decrease in amounts owed to customers primarily due to the timing of payments, partially offset by the timing of interest payments on our debt.

Net Cash Provided by Discontinued Operating Activities. Represents the net cash dividends from the Fund through March 13, 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities was $70.3 million in the first nine months of 2008, primarily resulting from the cost of business acquisitions of $47.2 million, primarily for Rex and capital expenditures of $37.8 million, offset in part by $18.3 million of cash proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $577.2 million in the first nine months of 2007, primarily resulting from the $627.1 million cost of the 2007 Acquisitions and capital expenditures of $25.2 million, offset in part by $73.6 million of cash proceeds from the sale of our remaining interest in the Fund.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $81.1 million in the first nine months of 2008, primarily resulting from the conversion of our $175.0 million Senior Unsecured Loan, net repayments of our revolving credit facility of $65.2 million, payments of our other long-term debt of $16.5 million, our term loans of $5.4 million and $5.3 million for debt issuance costs on the issuance of our 10½% Notes, which was offset in part by the proceeds from the issuance of our $175.0 million 10½% Notes and $11.3 million of borrowings of our other long-term debt.

Net cash provided by financing activities was $516.8 million in the first nine months of 2007, primarily due to our debt-financed acquisitions of Cadmus, ColorGraphics and Commercial Envelope and our refinancing using proceeds from our term loans of $720.0 million, a $175.0 million senior unsecured loan and net borrowings under our revolving credit facility of $92.5 million, offset in part by the repayment of: (i) our term loan B of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, (iii) $20.9 million of our 8⅜% notes, (iv) $10.5 million of our 9⅝% senior notes, (v) $3.1 million of term loans, and (vi) $27.0 million of other long-term debt and $8.0 million of payments of refinancing fees, redemption premiums and expenses on the extinguishment of debt and $5.9 million of debt issuance cost payments in connection with our debt refinancing and the issuance of debt.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.4 billion at September 27, 2008, a decrease of $68.6 million from December 29, 2007. This decrease was primarily due to cash flows provided by operating activities and proceeds from the sale of assets. As of September 27, 2008, approximately 89% of our outstanding debt was subject to fixed interest rates. From time to time we may seek to retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of November 3, 2008, we had approximately $102.6 million of borrowing availability under our revolving credit facility.

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

The 10½% Notes were issued pursuant to an indenture among us, certain guarantors and U.S. Bank National Association, as trustee. The 10½% Notes pay interest semi-annually on February 15 and August 15, commencing August 15, 2008. The 10½% Notes have no required principal payments prior to their maturity on August 15, 2016.  The 10½% Notes constitute senior unsecured obligations and are guaranteed by us and substantially all of our North American subsidiaries. We can redeem the 10½% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105¼%, plus accrued and unpaid interest. In addition, at any time prior to August 15, 2011, we may redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 110½% of the principal amount thereof, plus accrued and unpaid interest with the net cash proceeds of certain public equity offerings. Each holder of the 10½% Notes has the right to require us to repurchase such notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change in control. The 10½% Notes contains covenants, representations, and warranties substantially similar to our existing 7⅞% Senior Subordinated Notes, due 2013, which we refer to as the 7⅞% Notes, and our 8⅜% Notes, and also include a senior secured debt to consolidated cash flow covenant.

Supplemental Indentures

We entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association), as trustee, pursuant to which the 8⅜% Notes were issued. Simultaneously, we entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated February 4, 2004 among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which our 7⅞% Notes were issued. Additionally, on August 20, 2008 we entered into a supplemental indenture among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the 10½% Notes were issued.  These supplemental indentures provide for the addition of acquisition subsidiaries as guarantors of the 8⅜%, 7⅞% and 10½% Notes.

Interest Rate Swaps

We currently have interest rate swap agreements to hedge interest rate exposure of $595.0 million of our notional floating rate debt.

As of September 27, 2008, we were in compliance with all covenants under our debt agreements.

As of September 27, 2008, we had outstanding letters of credit of approximately $18.4 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Amended Credit Facilities	10½% Notes	7⅞% Notes	8⅜% Notes	Last Update
Standard & Poor’s	BB-	BB+	BB-	B	B	October 2008
Moody’s	B1	Ba2	B2	B3	B3	June 2008

The terms of our existing debt do not have any rating triggers that impact our funding. We do not believe that our current ratings will impact our ability to raise additional capital. We expect that internally generated cash flows and the financing available under our amended credit facilities will be sufficient to fund our working capital needs and short-term growth for the next 12 months; however, this cannot be assured.

Share Repurchase Plan. Our Board of Directors authorized a $15 million share repurchase program of our common stock, which we refer to as the Share Repurchase Plan. The Share Repurchase Plan is effective for 12 months and may be limited or terminated at any time without prior notice. Share repurchases under the Share Repurchase Plan may be made through open-market and privately negotiated transactions within the governing limits of our credit agreement and bond indentures. The timing and actual number of shares, if any, that we actually repurchase will depend on a variety of factors including price, Cenveo and/or regulatory requirements, and market conditions.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of September 27, 2008, we do not have any off-balance sheet arrangements.

Guarantees. In connection with the disposition of certain operations, we have indemnified the purchasers for certain contingencies as of the date of disposition. We have accrued the estimated probable cost of these contingencies.

Seasonality

Our commercial printing plants experience seasonal variations. Revenues from annual reports are generally concentrated from February through April. Revenues associated with consumer publications, such as holiday catalogs and automobile brochures; tend to be concentrated from July through October. Revenues associated with the educational and scholarly market and promotional materials tend to decline in the summer. In addition, several envelope market segments and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the calendar year. This seasonality is due to the increase in sales to the direct mail market related to holiday purchases. As a result of these seasonal variations, some of our operations operate at or near capacity at certain times throughout the year.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 1 to our condensed consolidated financial statements included herein.

Available Information

Our Internet address is: www.cenveo.com. We make available free of charge through our website our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are filed electronically with the SEC. In addition, our earnings conference calls are archived for replay on our website and presentations to securities analysts are also included on our website.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At September 27, 2008, we had variable rate debt outstanding of $156.5 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $1.6 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended September 27, 2008, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.1 million and $0.1 million, respectively. For the nine months ended September 27, 2008, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $6.5 million and $0.4 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2008 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

3.5*
Registration Statement on Form S-8 dated September 11, 2008 registering shares under the Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, and filed with the Securities & Exchange Commission on September 11, 2008.

3.6*
Registration Statement on Form S-8 dated September 11, 2008 de-registering shares under the Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, and filed with the Securities & Exchange Commission on September 11, 2008.

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

Exhibit Number	Description

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

4.6
Fifth Supplemental Indenture, dated as of August 30, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007.

4.7
Sixth Supplemental Indenture, dated as of April 16, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008.

4.8*
Seventh Supplemental Indenture, dated as of August 20, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013.

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

4.11
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

4.12
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

4.13
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

Exhibit Number	Description

4.14
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

4.15
Fifth Supplemental Indenture, dated as of August 30, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007.

4.16
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

4.17
Seventh Supplemental Indenture, dated as of April 16, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.16 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008.

4.18*
Eighth Supplemental Indenture, dated as of August 20, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014.

4.19
Indenture, dated as of June 13, 2008, between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.20
Guarantee by Cenveo, Inc. and the other guarantors named therein relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.21*
First Supplemental Indenture, dated as of August 20, 2008, to the Indenture of June 13, 2008 between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation.

4.22
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

________________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on November 5, 2008.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)