Form 10-K
period 2009-01-03
CENVEO, INC
filed 2009-03-19
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

As of June 27, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $467,307,231 based on the closing sale price as reported on the New York Stock Exchange.

As of March 6, 2009 the registrant had 54,585,241 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about April 30, 2009.

TABLE OF CONTENTS

This page intentionally left blank

PART I

Item 1.  Business

The Company

We are the third largest diversified printing company in North America, according to the December 2008 Printing Impressions 400 report. Our broad portfolio of products includes envelope, form, and label manufacturing, commercial printing and packaging and publisher offerings. We operate from a global network of 76 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, we have significantly improved profitability by consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies, and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.  We were incorporated in Colorado in 1997 as the successor to Mail-Well, Inc., a Delaware corporation.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates 36 manufacturing facilities in North America and annually produces approximately 34 billion envelopes and approximately 540,000 custom label orders. In 2007, we grew our envelopes, forms and labels business with the acquisition of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, and PC Ink Corp., which we refer to as Printegra. Envelopes, forms and labels had net sales of $916.1 million, $897.7 million and $780.7 million and operating income (loss) of $(41.0) million, $117.3 million and $82.8 million, in 2008, 2007 and 2006, respectively. Total assets for envelopes, forms and labels were $624.8 million and $833.3 million, as of January 3, 2009 and December 29, 2007, respectively.

Commercial Printing

Our commercial printing segment operates 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia.  The segment primarily offers print, design and content management offerings covering a wide array of products for a broad group of customers. In 2008, we expanded our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. In 2007, we grew our commercial printing business with the acquisitions of Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Cadmus Communications Corporation, which we refer to as Cadmus. Commercial printing had net sales of $1.2 billion, $1.1 billion and $730.5 million and operating income (loss) of $(136.8) million, $55.1 million and $13.6 million in 2008, 2007 and 2006, respectively. Total assets for commercial printing were $863.2 million and $1.1 billion as of January 3, 2009 and December 29, 2007, respectively.

On March 31, 2008, we acquired all of the stock of Rex, an independent manufacturer of premium and high-quality packaging solutions. Prior to our acquisition, Rex had annual revenues of approximately $40.0 million. The total cash we paid for the Rex acquisition, excluding assumed debt of approximately $7.4 million, was approximately $43.1 million, including approximately $1.0 million of related expenses.

Our Products and Services

Envelopes, Forms and Labels.  We are a leading North American direct mail envelope manufacturer, a leading forms and labels provider, and the largest North American prescription labels manufacturer for retail pharmacy chains. Our envelopes, forms and labels segment represented approximately 44% of our net sales for the year ended January 3, 2009. This segment primarily specializes in the design, manufacturing and printing of:

•	direct mail and customized envelopes for advertising, billing and remittance;
•	custom labels and specialty forms; and
•	stock envelopes, labels and business forms.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies in addition to a broad group of other

customers in varying industries.   We manufacture and print customized envelopes used as inserts within wholesale and retail product catalogs.  We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through an extensive network of resale distributors.  We produce a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers.  Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure-sensitive adhesive and are used for mailing, messaging, bar coding and other applications by large through smaller-sized customers across a wide spectrum of industries.  We produce pressure-sensitive prescription labels for the retail pharmacy chain market.  We also produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market and office products superstores.

Commercial Printing.  We are one of the leading commercial printing companies in North America and one of the largest providers of editorial, content processing and production assistance to scientific, technical and medical, which we refer to as STM, journals.  Our commercial printing segment represented approximately 56% of our net sales for the year ended January 3, 2009.  Our commercial printing segment provides one-stop print, design and content management offerings, including:

•	high-end color printing of a wide range of premium products for national and regional customers;
•	general commercial printing for regional and local customers;
•	STM journals and special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	specialty packaging and high quality promotional materials for multinational consumer products companies.

Our commercial printing segment primarily caters to the financial services, publishing, telecommunications, pharmaceutical, and consumer products industries and serves customers ranging from Fortune 50 companies to small companies operating in niche markets.  We provide a wide range of commercial print offerings to our customers  including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The commercial printing products we produce include annual reports, car brochures, direct mail products, specialty packaging, journals and specialized periodicals, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing.  Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, technology and other large multinational consumer product companies.

Our Strategy

Our goals are to improve on profitability and pursue disciplined growth. The principal features of our strategy are:

Improve our Cost Structure and Profitability.  In September 2005, we established our 2005 Cost Savings and Restructuring Plan, which we refer to as the 2005 Plan, that, among other things, consolidated our purchasing activities and manufacturing platform with the closure of two manufacturing facilities in 2007 that were integrated into existing operations, reduced corporate and field human resources, streamlined our information technology infrastructure and eliminated discretionary spending.  The 2005 Plan was completed in the fourth quarter of 2007. In 2007, we initiated the 2007 Cost Savings and Integration Plan, which we refer to as the 2007 Plan, in connection with our 2007 acquisitions of Commercial Envelope, ColorGraphics, Cadmus and Printegra, which we refer to as the 2007 Acquisitions. Under the 2007 Plan, we closed seven manufacturing facilities and integrated those operations into acquired and existing operations. In 2008, we reduced our headcount by approximately 1,200. We anticipate substantially completing the 2007 Plan in 2009.

We continue to implement cost-savings initiatives that will improve our profitability, both in connection with acquisitions and our ongoing operations.  We regularly assess our operations with a view toward eliminating operations that are not aligned with our core United States operations or are underperforming. For example, we divested our Canadian envelope manufacturing business, Supremex, Inc., and certain other assets, which we refer to collectively as Supremex, through a series of transactions in 2007 and 2006.  In 2006, we also sold three small and non-strategic businesses and closed three facilities that were underperforming.  We continue to evaluate the sale or closure of facilities that do not meet our strategic goals or performance targets.

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

Enhance the Supply Chain. We continue to work with our core suppliers to improve all aspects of our purchasing and other logistics as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors. We continue to consolidate our key suppliers of production inputs such as paper and ink, and believe that significant opportunities continue to exist in optimizing the rest of our supply chain.

Seek Products and Processing Improvements.  We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure that we take advantage of new technology when practical and to meet the changing needs of our customers and the demands of a global economy.  We actively explore potential new product opportunities for expansion, particularly in market sectors that are expected to grow at a faster pace then the broader printing industry.  We also strive to enter new markets in which we may have competitive advantages based on our existing infrastructure, operating expertise and customer relationships.  Pharmaceutical labels, direct mail, and specialty packaging are examples of growth areas into which we recently expanded.  By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market.

Pursue Strategic Acquisitions. We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions. We intend to continue practicing acquisition discipline and pursue opportunities for greater expected profitability and cash flow or improved operating efficiencies, such as increased utilization of our assets. Since July 2006, we have completed seven acquisitions that we believe will continue to enhance our operating margins and deliver economies of scale.  We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities. For example, our acquisition of Commercial Envelope strengthened our position in the envelope market and will allow us to enhance our raw material purchasing power and rationalize our manufacturing platform.  Our acquisition of Rx Technology Corporation, which we refer to as Rx Technology, in July 2006, gave us an entry into the pharmaceutical labels business, which has high barriers to entry, while also allowing us to cross-sell a broader product platform to new and existing customers.

Our Industry

The United States printing industry is large and highly fragmented with approximately 35,000 participants as reported in the second quarter 2008 United States Department of Labor Quarterly Census of Employment and Wages.  This is down from the 39,000 participants as published in the 2006 PIA/GATF Print Market Atlas at which time aggregate revenues for the printing industry was approximately $165.0 billion.  These printing businesses operate in a broad range of sectors, including commercial printing, envelopes, forms and labels, specialty printing, trade publishing, and specialty packaging among others. The printing industry is comprised of a few large companies with sales in excess of $1 billion, several mid-sized companies with sales in excess of $100 million and thousands of smaller operations. We estimate that the ten largest North American commercial printers represent approximately 19% of the market in 2007, while we estimate that the market sectors in which we primarily compete had total 2007 annual sales of approximately $115.0 billion serviced by over 25,000 printing businesses.

Raw Materials

The primary materials used in our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs.  We purchase these materials from a number of key suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for our operations, though, in times of limited supply, we have occasionally experienced minor delays in delivery.  We believe that we purchase our materials and supplies at competitive prices primarily due to the size and scope of our purchasing power.

The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the manufacture of our products.  Industry prices for most of the raw materials we use in our business, including uncoated freesheet paper, coated freesheet paper, ink, window film, adhesives and printing plates, have increased in both 2007 and 2008, yet are forecasted to remain relatively stable in 2009.

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

Competition

In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. The state of the U.S. and global economy affect the needs and buying capacity of our customers that influence our sales volume. We also face competition from alternative sources of communication and information transfer such as electronic mail, the internet, interactive video disks, interactive television, electronic retailing and facsimile machines. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to: (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect; (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service; and (iii) the ability of our direct mail customers to include return materials inside their mailings. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others.  In selling our printed business forms and labels products, we compete with other document and label print facilities with nationwide manufacturing locations, and regional and local printers, which typically sell within a 100- to 300-mile radius of their plants. Printed business forms and labels competition is based mainly on quick-turn customization quality of products and customer service levels.

Our commercial printing segment provides offerings designed to give customers complete solutions for communicating their messages to targeted audiences. The environment is highly competitive in most of our product categories and geographic regions, while also influenced by the current U.S. and global economic conditions. Competition is based largely on price, quality and servicing the special needs of customers. We believe that overcapacity exists in most commercial printing markets, therefore, competition is intense. In this competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. We believe this environment will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.

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

Backlog

At January 3, 2009 and December 29, 2007, the backlog of customer orders to be produced or shipped was approximately $89.9 million and $127.2 million, respectively.

Employees

We employed approximately 9,700 people worldwide as of January 3, 2009, approximately 15% of whom were members of various local labor unions.  Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

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

Executive Officers

The following is a list of our executive officers and their age, present position, the year elected to their present position and other positions they have held during the past five years.  No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the Form 10-K filing.

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	69	Chairman and Chief Executive Officer	2005
Mark S. Hiltwein	45	Chief Financial Officer	2007
Dean Cherry	48	President, Envelope and Commercial Print Operations	2008
Timothy M. Davis	54	Senior Vice President, General Counsel and Secretary	2006
Harry Vinson	48	President, Publisher Services and Packaging Operations	2007

Robert G. Burton, Sr.  Mr. Burton, 69, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company that invests in middle market manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President and Chief Executive Officer of World Color Press, Inc., a leading commercial printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.

Mark S. Hiltwein Mr. Hiltwein, 45, has served as Cenveo’s Chief Financial Officer since July 2007.  From July 2005 to July 2007, he was President of Smartshipper.com, an online third party logistics company.  From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company.  Prior to that, he served as Senior Vice President and Controller from December 2000 to February 2002.  Mr. Hiltwein served in various financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, including Chief Financial Officer from 1997 through 2000.  Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department.  He is a CPA and received his bachelor’s degree in accounting from Kean University.

Dean Cherry   Mr. Cherry, 48, has been Cenveo’s President of Commercial Print Operations since July 2008 and Envelope Operations since February 2008.  From October 2006 through January 2008, he was a private investor in Renovatio Ventures, LLC. From 2004 to 2006, he was RR Donnelley’s Group President of Short-Run Commercial, and Group President of Integrated Print Communications and Global Solutions, a $4.5 billion division of RR Donnelley. In this position, Mr. Cherry had global P&L responsibility for Direct Mail, Commercial Print, Global Capital Markets, Business Communication Services, Forms and Labels and Astron (outsourcing), as well as RR Donnelley’s Latin American business.  From 2001 to 2004, he held the positions of President, International & Subsidiary Operations and President, Commercial and Subsidiary Operations, for Moore Corporation Limited, a division of RR Donnelley. From 1991 to 1998 he held various management positions at World Color Press, Inc. From 1985 to 1991, he held various financial positions at Capital Cities/ABC Publishing division including Vice President, Finance and Operations.  Mr. Cherry is a member of the Dean’s Advisory Council for the College of Business of Murray State University, and a Trustee for the Murray State University Foundation.

Timothy M. Davis   Mr. Davis, 54, has served as Cenveo’s Senior Vice President, General Counsel and Secretary since January 2006.  From July 1989 until he joined Cenveo, he was Senior Vice President, General Counsel and Secretary of American Color Graphics, Inc., a commercial printing company.

Harry Vinson   Mr. Vinson, 48, has served as Cenveo’s President of Publisher Services Operations since March 2007 and Packaging Operations since November 2008. Prior to that, Mr. Vinson served as Cenveo’s Senior Vice President, Purchasing and Logistics since September 2005. From October 2003 until September 2005 he was the General Manager of Central Region Sheetfed Operations at MAN Roland, a printing press manufacturer. From February 2002 until July 2003, Mr. Vinson served as Senior Vice President and General Manager of the Publication and Directory Group at Moore Wallace (formerly Moore Corporation Limited). From February 1990 until February 2002, he served in various senior sales positions at Quebecor World (formerly World Color Press).

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

Available Information

Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website, and presentations to securities analysts are also included on our website. In June 2008, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for the fiscal year ended December 29, 2007 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

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

The recent U.S. and global economic conditions have adversely affected us and could continue to do so.

The current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. A significant part of our business relies on our customers’ printing spend. A prolonged downturn in the U.S. and global economy and an uncertain economic outlook has reduced the demand for printed materials and related offerings that we provide our customers. Consequently, the reductions and delays in our customers’ spending have adversely impacted and could continue to adversely impact our results of operations, financial position and cash flows, and the continuing impact could be material. We believe the current economic downturn will result in decreased net sales, operating income and earnings while also impacting our ability to manage our inventory and customer receivables. The downturn may also result in increased restructuring and related charges, impairments relating to goodwill, intangible assets and other long-lived assets, and write-offs associated with inventories or customer receivables. These uncertainties about future economic conditions in a very challenging environment also make it difficult for us to forecast our operating results and make timely decisions about future investments.

Our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations.

We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of January 3, 2009, our total indebtedness was approximately $1.3 billion.  Our level of indebtedness could affect our future operations, for example by:

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

Our senior subordinated and senior note indentures along with our credit facility agreement contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;
•	make restricted payments, including dividends and prepaying indebtedness;
•	create or permit certain liens;
•	enter into business combinations and asset sale transactions;
•	make investments, including capital expenditures;
•	amend organizational documents and change accounting methods;
•	enter into transactions with affiliates; and
•	enter into new businesses.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our credit facility also contains a schedule of minimum interest coverage and maximum leverage financial ratios that we must comply with on a quarterly basis. The maximum leverage ratio under our credit facility will be stepping down at the end of our second quarter of 2009. Our ability to meet these financial ratios may be affected by events beyond our control, such as further deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis. Although we are exploring an amendment to our credit facility in order to provide us with additional flexibility, there is no assurance we will be able to do so. Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts, and could result in a default under our credit facility. A default could cause the indebtedness outstanding under the facility and, by reason of cross-acceleration or cross-default provisions, the senior subordinated and senior notes and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our credit facility could initiate a bankruptcy proceeding or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness. If the lenders under our credit facility agreement were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

There are additional borrowings available to us that could further exacerbate our risk exposure from debt.

Despite current indebtedness levels, we may incur substantial additional indebtedness in the future.  Our credit facility agreement, senior subordinated and senior notes indentures and our other debt instruments limit, but do not prohibit, us from doing so.   If we incur additional debt above our current outstanding levels, the risks associated with our substantial leverage would increase.

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

A decline in our consolidated expected profitability or profitability within one of our individual reporting units could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

We have material amounts of goodwill, other long-lived assets and deferred tax assets on our consolidated balance sheet. A decline in expected profitability, particularly the impact of a continued decline in the U.S. and global economies, could call into question the recoverability of our related goodwill, other long-lived assets, or deferred tax assets and require us to write down or write-off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income tax expense.

Our industry is highly competitive.

The printing industry in which we compete is extremely fragmented and highly competitive.  In the commercial printing market, we compete against a few large, diversified and financially stronger printing companies, as well as smaller regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality.  In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets.  In the printed office products market, we compete primarily with document printers with nationwide manufacturing locations and regional or local printers.  We believe there currently is excess capacity in the printing industry, which has resulted in substantial price competition that may continue as customers put product work out for competitive bid.  We are constantly seeking ways to reduce our costs, become more efficient and attract customers.  We cannot, however, be certain that these efforts will be successful, or that our competitors will not be more successful in their similar efforts.  If we fail to reduce costs and increase productivity, or to meet customer demand for new value-added products, services or technologies, we may face decreased revenues and profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

The printing business we compete in generally does not have long-term customer agreements, and our printing operations may be subject to quarterly and cyclical fluctuations.

The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts.  A significant portion of our customers are not contractually obligated to purchase products or services from us.  Most customer orders are for specific printing jobs, and repeat business largely depends on our customers’ satisfaction with our work product.  Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various printing operations in any given quarter.  We depend to some extent on sales to certain industries, such as the financial services, advertising, pharmaceutical, automotive and office products industries.  To the extent these industries experience downturns; the results of our operations may be adversely affected.

Factors affecting the U.S. Postal Service can impact demand for our products.

Historically, increases in postal rates have resulted in reductions in the volume of mail sent, including direct mail, which is a meaningful portion of our envelope volume.  The U.S. Postal Service enacted such increases in May 2007 and 2008, and recently announced another increase for May 2009. As postal rate increases in the U.S. are outside our control, we can provide no assurance that any future increases in U.S. postal rates will not have a negative effect on the level of mail sent or the volume of envelopes purchased.  If such events were to occur, we may experience a decrease in revenues and profitability.

Recently, the U.S. Postal Service indicated the potential need to reduce delivery days from six to five.  We can provide no assurance that such a change would not impact our customers’ decisions to use direct mail products, which may in turn cause a decrease in our revenues and profitability.

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

Paper costs represent a significant portion of our cost of materials.  Changes in paper pricing generally do not affect the operating margins of our commercial printing business because the transactional nature of the business allows us to pass on most announced increases in paper price.  However, our ability to pass on increases in paper price is dependent upon the competitive environment at any given time.  Paper pricing also affects the operating margins of our envelopes, forms and labels business.  We have historically been less successful in immediately passing on such price increases in this business due to several factors, including contractual restrictions in certain cases, and the inability to quickly update catalog prices in other instances.  Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in demand for our products.  We depend on the availability of paper in manufacturing most of our products.  During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers.  In the past, we have occasionally experienced minor delays in delivery.  Any future delay in availability could negatively impact our cash flow and profitability.

We depend on good labor relations.

As of January 3, 2009, we had approximately 9,700 employees worldwide, of which approximately 15% were members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.

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

Item 1B.   Unresolved Staff Comments

On January 7, 2009, we received a letter from the SEC’s Division of Corporation Finance with two comments relating to our annual report on Form 10-K for the year ended December 29, 2007. One comment related principally to the SAB 99 analysis of the effects of our restatement on previously issued quarterly financial statements, and the other comment related principally to our disclosure relating to internal control matters as of December 30, 2006.  On February 11, 2009, we filed a response to the SEC’s letter.  To date, we have not received a response from the SEC to our letter.

Item 2.      Properties

We currently occupy approximately 76 printing and manufacturing facilities, primarily in North America, of which 25 are owned and 51 are leased. In addition to on-site storage at these facilities, we store products in seven warehouses, all of which are leased, and we have six leased sales offices. In 2008, we ceased operations in four facilities; two of which are available for sublease, and one is on the market for sale. We lease 46,474 square feet of office space in Stamford, Connecticut for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

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

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended January 3, 2009.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CVO.” As of March 2, 2009, there were 288 shareholders of record and, as of that date, we estimate that there were approximately 9,965 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the intraday high and low sales prices for our common stock as reported by the NYSE:

2008	High	Low
First Quarter	$18.16	$9.66
Second Quarter	13.04	9.21
Third Quarter	10.67	7.50
Fourth Quarter	7.76	2.24

2007	High	Low
First Quarter	$24.86	$20.10
Second Quarter	26.76	21.91
Third Quarter	24.51	17.67
Fourth Quarter	24.15	17.21

We have not paid a dividend on our common stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a significant portion of our debt obligations limit our ability to pay common stock dividends.

Item 6.      Selected Financial Data

The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the SEC.

	Years Ended
	January 3, 2009		December 29, 2007		December 30, 2006	December 31, 2005	January 1, 2005
	(in thousands, except per share data)
Net sales	$2,098,694		$2,046,716		$1,511,224	$1,594,781	$1,597,652
Restructuring, impairment and other charges	399,066	(1)	40,086		41,096	77,254	5,407
Operating income (loss)	(223,546	)(1)	137,550		63,395	(26,310)	37,428
Gain (loss) on early extinguishment of debt	14,642		(9,256)		(32,744)	—	(17,748)
Income (loss) from continuing operations	(296,976	)(2)	23,985		(11,148)	(148,101)	(44,708)
Income (loss) from discontinued operations, net of taxes	(1,051)		16,796	(3)	126,519 (4)	13,049	25,000
Net income (loss)	(298,027	)(2)	40,781	(3)	115,371 (4)	(135,052)	(19,708)
Income (loss) per share from continuing operations:
Basic	(5.51)		0.45		(0.21)	(2.96)	(0.94)
Diluted	(5.51)		0.44		(0.21)	(2.96)	(0.94)
Income (loss) per share from discontinued operations:
Basic	(0.02)		0.31		2.38	0.26	0.53
Diluted	(0.02)		0.31		2.38	0.26	0.53
Net income (loss) per share:
Basic	(5.53)		0.76		2.17	(2.70)	(0.41)
Diluted	(5.53)		0.75		2.17	(2.70)	(0.41)
Total assets	1,552,114		2,002,722		999,892	1,079,564	1,174,747
Total long-term debt, including current maturities	1,306,355		1,444,637		675,295	812,136	769,769

______________________

(1) Includes $372.8 million pre-tax goodwill impairment charges.
(2) Includes $330.7 million goodwill impairment charges, net of tax benefit of $42.1 million.
(3) Includes a $17.0 million gain on a disposal of discontinued operations, net of taxes of $8.4 million.
(4) Includes a $113.5 million gain on a disposal of discontinued operations, net of taxes of $22.5 million.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make under this Item 7 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. See Cautionary Statements regarding forward-looking statements in Item 1 and Risk Factors in Item 1A.

Introduction and Executive Overview

We are the third largest diversified printing company in North America, according to the December 2008 Printing Impressions 400 report. Our broad portfolio of products includes envelope, form, and label manufacturing, commercial printing and packaging and publisher offerings. We operate from a global network of 76 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, we have significantly improved profitability by consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate in two complementary segments: Envelopes, Forms and Labels and Commercial Printing.

Envelopes, Forms and Labels.  We are a leading North American direct mail envelope manufacturer, a leading forms and labels provider, and the largest North American prescription labels manufacturer for the retail pharmacy chains. In 2007, we grew our envelopes, forms and labels business with the acquisition of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, and PC Ink Corp., which we refer to as Printegra.  Prior to our acquisition, Commercial Envelope and Printegra had annual revenues of approximately $160.0 million and approximately $90.0 million, respectively. Our envelopes, forms and labels segment represented approximately 44% of our net sales for the year ended January 3, 2009. The segment operates 36 manufacturing facilities in North America and primarily specializes in the design, manufacturing and printing of:

•	direct mail and customized envelopes for advertising, billing and remittance;
•	custom labels and specialty forms; and
•	stock envelopes, labels and business forms.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies in addition to a broad group of other customers in varying industries. We manufacture and print customized envelopes used as inserts within wholesale and retail product catalogs.  We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through an extensive network of resale distributors.  We produce a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers.  Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications by large through smaller-sized customers across a wide spectrum of industries.  We produce pressure-sensitive prescription labels for the retail pharmacy chain market.  We also produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market and office products superstores.

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of editorial, content processing and production assistance to scientific, technical and medical, which we refer to as STM, journals.  In 2008, we grew our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. Prior to our acquisition, Rex had annual revenues of approximately $40.0 million. In 2007, we grew our commercial printing business with the acquisitions of Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Cadmus Communications Corporation, which we refer to as Cadmus. Prior to our acquisition, ColorGraphics and Cadmus had annual revenues of approximately $170.0 million and approximately $450.0 million, respectively. Our commercial printing segment represented approximately 56% of our net sales for the year ended January 3, 2009.  The segment operates 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia and provides one-stop print, design and content management offerings, including:

•	high-end color printing of a wide range of premium products for national and regional customers;
•	general commercial printing for regional and local customers;
•	STM journals and special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	specialty packaging and high quality promotional materials for multinational consumer products companies.

Our commercial printing segment primarily caters to the financial services, publishing, telecommunications, pharmaceutical, and consumer products industries and serves customers ranging from Fortune 50 companies to small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad array of commercial printing products we produce also includes annual reports, car brochures, direct mail products, specialty packaging, journals and specialized periodicals, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production and reprint marketing.  Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, technology and other large multi-national consumer product companies.

Business Strategy. Our goals are to improve on profitability and pursue disciplined growth. The principal features of our strategy are:

•
Improve our Cost Structure and Profitability.  In September 2005, we established our 2005 Cost Savings and Restructuring Plan, which we refer to as the 2005 Plan, that among other things, included consolidating our purchasing activities and manufacturing platform with the closure of two manufacturing facilities in 2007 that were integrated into existing operations, reducing corporate and field human resources, streamlining our information technology infrastructure and eliminating discretionary spending.  The 2005 Plan was completed in the fourth quarter of 2007. In 2007, we initiated the 2007 Cost Savings and Integration Plan, which we refer to as the 2007 Plan, in connection with our 2007 acquisitions of Commercial Envelope, ColorGraphics, Cadmus and Printegra, which we refer to as the 2007 Acquisitions. Under the 2007 Plan, we closed seven manufacturing facilities and integrated those operations into acquired and existing operations. In 2008, we continued the implementation of our cost savings and integration plan initiatives throughout our operations and reduced our headcount during 2008 by approximately 1,200.

We continue to implement cost-savings initiatives that will improve our profitability, both in connection with acquisitions and our ongoing operations.  We regularly assess our operations with a view toward eliminating operations that are not aligned with our core United States operations or are underperforming. For example, we divested our Canadian envelope manufacturing business, Supremex, through a series of transactions in 2007 and 2006.  In 2006, we also sold three small and non-strategic businesses and closed three facilities that were underperforming.  We continue to evaluate the sale or closure of facilities that do not meet our strategic goals or performance targets.

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

•
Enhance the Supply Chain. We continue to work with our core suppliers to improve all aspects of our purchasing and other logistics as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors. We continue to consolidate our key suppliers of production inputs such as paper and ink, and believe that significant opportunities continue to exist in optimizing the rest of our supply chain.

•
Seek Products and Processing Improvements.  We conduct regular review of our product offerings, manufacturing processes and distribution methods to ensure that we take advantage of new technology when practical and meet the changing needs of our customers and the demands of a global economy. We actively explore potential new product opportunities for expansion, particularly in market sectors that are expected to grow at a faster pace than the broader printing industry. We also strive to enter new markets in which we may have competitive advantages based on our existing infrastructure, operating expertise and customer relationships.  Pharmaceutical labels, direct mail, and specialty packaging are examples of growth areas into which we recently expanded.  By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market.

•
Pursue Strategic Acquisitions.  We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions. We intend to continue practicing acquisition discipline and pursue opportunities for greater expected profitability and cash flow or improved operating efficiencies, such as increased utilization of our assets. Since July 2006, we have completed seven acquisitions that we believe will continue to enhance our operating margins and deliver economies of scale.  We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities. For example, our acquisition of Commercial Envelope strengthened our position in the envelope market and will allow us to enhance our raw material purchasing power and rationalize our manufacturing platform.  Our acquisition of Rx Technology in July 2006 gave us an entry into the pharmaceutical labels business, which has high barriers to entry, while also allowing us to cross-sell a broader product platform to new and existing customers.

See Part 1 Item 1 of this Annual Report on Form 10-K for a more complete description of our business.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our consolidated results for 2008, 2007 and 2006 followed by a discussion of the results of each of our business segments for the same period. Our results for the year ended January 3, 2009 include the operating results of Rex subsequent to its acquisition date. Our results for the year ended December 29, 2007 include the operating results of the 2007 Acquisitions, subsequent to their respective acquisition dates, except for ColorGraphics which was included in our operating results from July 1, 2007.

2008

In 2008, the economic downturn that accelerated in the second half of the year significantly impacted the results of our operations.  Our commercial print reporting unit had volume declines in substantially all of the markets we serve primarily due to excess capacity and intense pricing pressures. Our envelope reporting unit had significant volume declines primarily due to our financial services customers who historically reached targeted customers via our direct mail capabilities. In addition, the cost of paper, film and other raw materials for our products continued to increase in 2008. In order to compete effectively in this current environment, we continue to focus on improving productivity and creating operating efficiencies by reducing our costs. For example, in 2008, we reduced our employee headcount by approximately 1,200 and closed a commercial printing plant in St. Louis, Missouri.

During the fourth quarter, we recorded $372.8 million of non-cash, pre-tax charges on the impairment of goodwill related to our commercial print ($204.4 million) and envelope ($168.4 million) reporting units. These charges reflect actual and expected declines in net sales, operating income and cash flows, primarily as a result of the current economic downturn.

2009 Outlook

The current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. These uncertainties about future economic conditions in a very challenging environment make it more difficult for us to forecast our future operating results.

We anticipate the current economic environment continuing in 2009, and therefore, we expect declines in net sales and operating income in our businesses. We are pursuing additional cost savings opportunities in an effort to mitigate the impacts of these expected declines. As a result, we are developing plans for additional plant closures and/or consolidations and employee headcount reductions to ensure our cost structure is aligned with our estimated net sales.  We currently do not anticipate material price increases for 2009. Further, our pension expense will increase by approximately $4.3 million in 2009 primarily due to 2008 asset returns being substantially lower than expected due to declines in the capital markets.  However, our 2009 pension plan contributions will remain relatively consistent with 2008.

A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Division net sales exclude sales of divested operations. Our reporting periods for 2008, 2007 and 2006 consisted of 53, 52 and 52 week periods, respectively, ending on the Saturday closest to the last day of the calendar month and ended on January 3, 2009, December 29, 2007, and December 30, 2006, respectively. We refer to such periods herein as (i) the year ended January 3, 2009 or 2008, (ii) the year ended December 29, 2007 or 2007 and (iii) the year ended December 30, 2006 or 2006. All references to years and year-ends herein relate to fiscal years rather than calendar years. We do not believe the additional week in 2008 had a material impact on our consolidated results of operations.

	Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands, except per share amount)
Division net sales	$2,098,694	$2,046,716	$1,501,869
Divested operations	—	—	9,355
Net sales	$2,098,694	$2,046,716	$1,511,224
Operating income (loss):
Envelopes, forms and labels	$(40,979)	$117,342	$82,753
Commercial printing	(136,828)	55,085	13,606
Corporate	(45,739)	(34,877)	(32,964)
Total operating income (loss)	(223,546)	137,550	63,395
(Gain) loss on sale of non-strategic businesses	—	(189)	2,035
Interest expense, net	107,321	91,467	60,980
(Gain) loss on early extinguishment of debt	(14,642)	9,256	32,744
Other (income) expense, net	(637)	3,131	(78)
Income (loss) from continuing operations before income taxes	(315,588)	33,885	(32,286)
Income tax expense (benefit)	(18,612)	9,900	(21,138)
Income (loss) from continuing operations	(296,976)	23,985	(11,148)
Income (loss) from discontinued operations, net of taxes	(1,051)	16,796	126,519

Net income (loss)	$(298,027)	$40,781	$115,371
Income (loss) per share—basic:
Continuing operations	$(5.51)	$0.45	$(0.21)
Discontinued operations	(0.02)	0.31	2.38
Net income (loss)	$(5.53)	$0.76	$2.17
Income (loss) per share—diluted:
Continuing operations	$(5.51)	$0.44	$(0.21)
Discontinued operations	(0.02)	0.31	2.38
Net income (loss)	$(5.53)	$0.75	$2.17

Net Sales

Net sales for 2008 increased $52.0 million, as compared to 2007. This increase was primarily due to the $249.9 million of sales generated from the integration of Rex and the 2007 Acquisitions into our operations, for which Rex was not included in our results in 2007, and the 2007 Acquisitions were included in our results for less than a full year in 2007. This increase was partially offset by lower sales from our commercial printing and envelopes, forms and labels segments of $138.7 million and $59.2 million, respectively, primarily due to plant closures and lower volumes due to general economic conditions, partially offset by price increases net of changes in product mix. See Segment Operations below for a more detailed discussion of the primary factors for our net sales changes.

Net sales for 2007 increased $535.5 million, as compared to 2006. This increase was primarily due to the $629.9 million of incremental sales generated by the 2007 Acquisitions, with no corresponding amounts in 2006 and the additional sales generated by Rx Technology in 2007, since it was not included in our results for a full year in 2006.  This increase was offset in part by lower sales from our commercial printing segment of $51.8 million and lower sales from our envelopes, forms and labels segment of $33.3 million. See Segment Operations below for a more detailed discussion of the primary factors for our net sales changes.

Operating Income

Operating income for 2008 decreased $361.1 million, as compared to 2007. This decrease was primarily due to: (i) increased restructuring, impairment and other charges of $359.0 million, primarily relating to non-cash goodwill impairment charges of $372.8 million related to our commercial print and envelope reporting units, and (ii) higher selling, general and administrative expenses of $13.0 million primarily due to the acquisition of Rex in 2008, for which Rex was not included in our results in 2007, and the 2007 Acquisitions, which were not included in our results for a full year in 2007, offset in part by our cost savings programs. These decreases were partially offset by: (i) increased gross margins of $9.5 million primarily due to the acquisition of Rex, for which Rex was not included in our results in 2007, and the 2007 Acquisitions, which were not included in our results for a full year in 2007 and our cost savings programs, offset in part by higher manufacturing costs primarily due to material price increases and higher distribution costs and lower gross margins due to plant closures, and (ii) lower amortization of $1.4 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income for 2007 increased $74.2 million, as compared to 2006. This increase was primarily due to $49.2 million of incremental operating income generated by the 2007 Acquisitions, with no corresponding amounts in 2006, the additional operating income generated by Rx Technology since it was not included in our results for a full year in 2006 and the $23.7 million of increased operating income primarily resulting from our cost savings initiatives. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense. Interest expense increased $15.9 million to $107.3 million in 2008, from $91.5 million in 2007, primarily due to additional debt incurred to finance Rex and the 2007 Acquisitions, offset in part by lower interest rates. Interest expense in 2008 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.2%, compared to the average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.5% in 2007. We expect interest expense in 2009 to be fairly consistent with 2008.

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

(Gain) Loss on Early Extinguishment of Debt.  In 2008, we: (i) repurchased $31.8 million of our $125.0 million 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes, and $16.6 million of our $320.0 million 7⅞% senior subordinated notes, due 2013, which we refer to as the 7⅞% Notes, and recognized a gain on early extinguishment of debt of $18.5 million, and (ii) converted our $175.0 million senior unsecured loan due 2015, which we refer to as the Senior Unsecured Loan, into our $175.0 million 10½% senior notes, due 2016, which we refer to as the 10½% Notes, and recognized a $4.2 million loss on early extinguishment debt.

In 2007, we: (i) retired the remaining $10.5 million of our 9⅝% senior notes due 2012, which we refer to as the 9⅝% Notes, (ii) executed a tender offer for repayment on March 19, 2007 of $20.9 million of our 8⅜% Notes, and (iii) the refinancing of our existing $525.0 million senior secured credit facilities, which we refer to as the Credit Facilities, in connection with the Cadmus acquisition, for which we incurred losses on early extinguishment of debt of $9.3 million.

In June 2006, we incurred a $32.7 million loss on early extinguishment of debt related to our debt refinancing.

Income Taxes

		Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Income tax expense (benefit) for U.S. operations	$(17,969)	$11,903	$(21,418)
Income tax (benefit) expense for foreign operations	(643)	(2,003)	280
Income tax expense (benefit)	$(18,612)	$9,900	$(21,138)
Effective income tax rate	(5.9)%	29.2%	(65.5)%

In 2008, we had an income tax benefit of $18.6 million, which primarily relates to the $42.1 million income tax benefit recorded in connection with the non-cash goodwill impairment charges, offset in part by taxes on our domestic operations. Our effective tax rate in 2008 was lower than the federal statutory rate, primarily due to non-deductible goodwill, offset in part by state taxes.

In 2007, we had income tax expense of $9.9 million, which primarily relates to taxes on our domestic operations.  Our effective tax rate in 2007 was lower than the statutory rate primarily due to release of valuation allowances. See the Critical Accounting Matters section of this MD&A.

In 2006, we had an income tax benefit of $21.1 million, which included $0.2 million of taxes on our Canadian operations, $3.2 million of taxes relating to the deconsolidation of our U.S. income tax group, $0.4 million of state and local taxes and the recognition of deferred tax assets of $24.9 million. During 2006, we provided income taxes for our Canadian operations at an effective rate of approximately 34.0%.

Income (Loss) from Discontinued Operations, net of taxes. Income from discontinued operations for 2007 includes the $17.0 million gain on sale of our remaining interest in the Supremex Income Fund, which we refer to as the Fund, on March 13, 2007, net of taxes of $8.4 million, and equity income related to our retained interest in the Fund from January 1, 2007 through March 13, 2007. Income from discontinued operations for 2006 primarily represents the revenues and expenses of Supremex, which we sold to the Fund on March 31, 2006, and does not include an allocation of interest expense on our debt. Income from discontinued operations for 2006 includes the gain on the sale of Supremex of $113.5 million, net of taxes of $22.5 million and equity income pertaining to our retained interest in the Fund from April 1, 2006 through December 30, 2006.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income. The summaries of net sales and operating income of our two reportable segments have been presented to show each segment without the sales of divested operations, as applicable, and to show the operating income of each reportable segment.

Envelopes, Forms and Labels
	Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Segment net sales	$916,145	$897,722	$780,696
Segment operating income (loss)	$(40,979)	$117,342	$82,753
Operating income (loss) margin	(4.5)%	13.1%	10.6%
Items included in segment operating income:
Restructuring and impairment charges	$174,178	$11,350	$18,336

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $18.4 million, or 2.1% in 2008, as compared to 2007. This increase was primarily due to: (i) the $77.6 million of sales generated from the integration of Commercial Envelope and Printegra into our operations in 2008, including the impact of sales changes for work transitioned into these acquired operations from other legacy plants, as Printegra and Commercial Envelope were not included in our results for a full year in 2007, and (ii) higher sales of approximately $31.6 million, primarily due to material price increases that have historically been passed onto our customers, net of changes in product mix. This increase was offset in part by lower sales volume of approximately $90.8 million, primarily due to general economic conditions which have had a significant impact on our envelope, forms and labels business and the closing of plants in connection with the integration of Printegra and Commercial Envelope into our operations.

Segment net sales for our envelopes, forms and labels segment increased $117.0 million, or 15.0%, in 2007, as compared to the same period in 2006. This increase was primarily due to $150.3 million of incremental sales generated by Commercial Envelope and Printegra in 2007, including the impact of sales changes for work transitioned primarily from a plant closure as a result of the Commercial Envelope acquisition, with no corresponding amounts in 2006 and additional sales generated by Rx Technology, which was not included in our results for a full year in 2006. This increase was offset in part by: (i) lower sales volume of approximately $21.7 million, primarily from our envelope operations due to the reorganization and closing of operations and the retirement of less efficient assets to maximize profitability, a decline in the overall market due in part to the U.S. Postal Service’s rate increases in the middle of the second quarter of 2007, the closure of a forms plant in connection with the integration of Printegra’s operations, and an overall decline in the traditional documents business, mainly as a result of customers’ improved ability to print high quality documents on their own, offset in part by higher sales volume from the office product retail superstore market due to a shift toward generic products from custom products, and (ii) lower pricing and product mix of approximately $11.6 million, primarily from our envelope operations and the office product retail superstore market due to a shift toward generic products, offset in part by improvement in the product mix from our documents operation to higher value added products.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment decreased $158.3 million, or 134.9%, in 2008, as compared to 2007. This decrease was primarily due to: (i) increased restructuring and impairment charges of $162.8 million, primarily due to the $168.4 million goodwill impairment charge, (ii) higher selling, general and administrative expenses of $3.2 million primarily due to the acquisition of Commercial Envelope and Printegra, which were not included in our results for a full year in 2007, offset in part by our cost reduction programs, and (iii) higher amortization expense of $1.9 million primarily due to the acquisition of Commercial Envelope and Printegra. These decreases were partially offset by increased gross margins of $9.6 million primarily due to the acquisition of Commercial Envelope and Printegra, which were not included in our results for a full year in 2007, and our cost savings programs, offset in part by higher material costs primarily due to material price increases and higher distribution costs.

Segment operating income for our envelopes, forms and labels segment increased $34.6 million, or 41.8%, in 2007, as compared to 2006. This increase was primarily due to $16.1 million of operating income generated by Commercial Envelope and Printegra in 2007, with no corresponding amounts in 2006 and additional operating income generated by Rx Technology since it was not included in our results for a full year in 2006, improved gross margins of $3.4 million and reduced selling, general and administrative expenses of $8.1 million from plant consolidations and our cost reduction programs and reduced restructuring and impairment charges of $7.0 million.

Commercial Printing
	Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Segment net sales	$1,182,549	$1,148,994	$730,528
Divested operations	—	—	(9,355)
Division net sales	$1,182,549	$1,148,994	$721,173
Segment operating income (loss)	$(136,828)	$55,085	$13,606
Operating income (loss) margin	(11.6)%	4.8%	1.9%
Items included in segment operating income:
Restructuring and impairment charges	$217,568	$28,279	$21,560
Operating loss from divested operations	—	—	(1,375)

Division Net Sales

Division net sales for our commercial printing segment increased $33.6 million, or 2.9%, in 2008, as compared to 2007. This increase was primarily due to the $172.3 million of sales generated from the integration of Rex, ColorGraphics and Cadmus into our operations in 2008, including the impact of sales changes for work transitioned into these acquired operations from other legacy plants, including two plants we closed in 2007, as Rex was not included in our results in 2007 and Cadmus and ColorGraphics were not included in our results for a full year in 2007. This increase was partially offset by lower sales of approximately: (i) $41.7 million resulting from other plant closures in 2007, and (ii) $97.0 million resulting from pricing pressures, volume declines, and changes in product mix, primarily due to the general economic conditions, and foreign currency fluctuations, offset in part by higher sales due to material price increases.

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

Segment Operating Income

Segment operating income for our commercial printing segment decreased $191.9 million, or 348.4%, in 2008, as compared to 2007. This decrease was primarily due to: (i) increased restructuring and impairment charges of $189.3 million, primarily due to the $204.4 million goodwill impairment charge, (ii) higher selling, general and administrative expenses of $1.3 million, primarily due to the acquisition of Rex, ColorGraphics and Cadmus, for which Rex was not included in our results in 2007 and for which ColorGraphics and Cadmus were not included in our results for a full year in 2007, offset in part by our cost savings programs, and (iii) higher manufacturing costs due to material price increases and higher distribution costs, offset in part by decreased gross margins of $4.7 million, primarily due to the acquisition of Rex, ColorGraphics and Cadmus, as Rex was not included in our results in 2007 and for which Cadmus and ColorGraphics were not included in our results for a full year in 2007, and lower gross margins due to plant closures. These decreases were offset in part by lower amortization expense of $3.3 million.

Segment operating income for our commercial printing segment increased $41.5 million, or 304.9%, in 2007, as compared to 2006. This increase was primarily due to: (i) $33.1 million of operating income generated by ColorGraphics and Cadmus during 2007, with no corresponding amounts in 2006, (ii) improved gross margins of approximately $8.1 million and reduced selling, general and administrative expenses of $5.9 million from our cost reduction programs at our ongoing operations, and (iii) reduced costs of approximately $1.1 million from plants we closed or divested in 2006. These increases were partially offset by increased restructuring and impairment charges of $6.7 million.

Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher in 2008, as compared to 2007, primarily due to increased stock-based compensation, and the $6.7 million non-recurring charge incurred for professional fees in connection with the internal review conducted by our audit committee, offset in part by other lower net costs.  Corporate expenses in 2007 were fairly consistent with 2006.

Restructuring, Impairment and Other Charges. In 2008, we continued our 2007 Plan. We anticipate substantially completing the integration of those operations into our operations in 2009. As a result of actions taken to date under this plan, we closed seven manufacturing facilities. In 2008 under this plan, we reduced headcount by approximately 1,200. In the fourth quarter 2007, we completed our 2005 Plan, that among other things, included consolidating our purchasing activities and manufacturing platform with the closure of two manufacturing facilities in 2007 that were integrated into existing operations, reducing corporate and field human resources, streamlining our information technology infrastructure and eliminating discretionary spending.  As of January 3, 2009, our total restructuring liability was $13.7 million.

2008. During 2008, we incurred $399.1 million of restructuring, impairment and other charges, which included non-cash goodwill impairment charges of $372.8 million, a $6.7 million non-recurring charge for professional fees related to the internal review initiated by our audit committee, $9.2 million of employee separation costs, asset impairment charges, net of $2.3 million, equipment moving expenses of $1.5 million, lease termination expenses of $2.9 million, pension withdrawal income of ($0.2) million and building clean-up and other expenses of $3.9 million. We anticipate lower restructuring and impairment charges in 2009.

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

Liquidity and Capital Resources

Net Cash Provided by Continuing Operating Activities. Net cash provided by continuing operating activities was $209.8 million in 2008, which was primarily due to net income adjusted for non-cash items of $141.3 million and a source of cash from a decrease in our working capital of $74.1 million. The decrease in our working capital primarily resulted from a decrease in receivables, primarily due to the timing of collections from our customers and lower sales in the fourth quarter of 2008 as compared to the same period in 2007.

Net cash provided by continuing operating activities was $86.2 million in 2007, which was primarily due to net income adjusted for non-cash items of $146.6 million, offset in part by a use of cash from an increase in our working capital of $50.6 million. The increase in our working capital primarily resulted from an increase in receivables primarily due to the timing of collections and increased sales from our 2007 Acquisitions, lower accrued compensation and related liabilities and the timing of payments for restructuring activity.

Net Cash Provided by Discontinued Operating Activities. Represents the net cash provided from the cash dividends of $2.2 million and $6.2 million received from the Fund in 2007 and 2006, respectively, and the operations of Supremex through March 31, 2006.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $82.1 million in 2008, primarily resulting from capital expenditures of $49.2 million and the cost of business acquisitions of $47.4 million, primarily for Rex, offset in part by $18.3 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $579.5 million in 2007, primarily resulting from the $627.3 million cost of the 2007 Acquisitions and capital expenditures of $31.5 million, offset in part by $73.6 million of cash proceeds from the sale of our remaining interest in the Fund and proceeds from the sale of property, plant and equipment of $8.9 million.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $132.5 million in 2008, primarily resulting from the conversion of the Senior Unsecured Loan, net repayments under our $200.0 million six-year revolving credit facility, which we refer to as the Revolving Credit Facility, of $83.2 million, repurchases of $19.6 million of our 8⅜% Notes, payments of our other long-term debt of $18.9 million, repurchases of $10.6 million of our 7⅞% Notes, repayments of our $600.0 million six-year term loan facility due 2013, which we refer to as the Term Loan C, and our $125.0 million delayed-draw term loan facility, which facility collectively with the Term Loan C we refer to as the Term Loans, of $7.2 million and $5.3 million for the payment of debt issuance costs on the issuance of our 10½% Notes, which was offset in part by the proceeds from the issuance of our $175.0 million 10½% Notes and $12.9 million of borrowings of other long-term debt.

Net cash provided by financing activities was $496.2 million in 2007, primarily due to the increased borrowings to finance the acquisition of Cadmus, ColorGraphics and Commercial Envelope and our refinancing, using proceeds from our Term Loans of $720.0 million, the Senior Unsecured Loan and net borrowings under our Revolving Credit Facility of $75.7 million, offset in part by the repayment of: (i) our $325.0 million seven-year term loan facility, which we refer to as the Term Loan B, of $324.2 million, (ii) the Cadmus revolving senior bank credit facility of $70.1 million, (iii) $20.9 million of our 8⅜% Notes, (iv) $10.5 million of our 9⅝% Notes, (v) $4.9 million of Term Loans, and (vi) $29.1 million of other long-term debt and $8.0 million of payments of refinancing fees, redemption premiums and expenses on the extinguishment of debt and $5.9 million of debt issuance cost payments in connection with our debt refinancing and the issuance of debt.

Cash provided by continuing operating activities is generally sufficient to meet daily disbursement needs.  On days when our cash receipts exceed disbursements, we reduce our Revolving Credit Facility balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt.  On days when our cash disbursements exceed cash receipts, we use invested cash balances and/or our Revolving Credit Facility to fund the difference. As a result, our daily Revolving Credit Facility balance fluctuates depending on working capital needs.  Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Contractual Obligations and Commitments. The following table details our significant contractual obligations and commitments as of January 3, 2009 (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other Long-Term Obligations(2)	Purchase Commitments and Other(3)	Total
2009	$115,127	$29,779	$29,101	$10,631	$184,638
2010	99,801	21,651	21,411	—	142,863
2011	86,397	16,357	20,796	—	123,550
2012	82,020	11,236	1,869	—	95,125
2013	1,043,287	9,392	1,511	—	1,054,190
Thereafter	282,801	22,493	78,171	—	383,465
Total	$1,709,433	$110,908	$152,859	$10,631	$1,983,831

(1)	Includes estimated interest expense over the term of long-term debt with variable rate debt having an average interest rate of approximately 3.4%.
(2)
Includes pension and other postretirement benefit obligations, anticipated worker’s compensation claims, restructuring liabilities, including interest expense on lease terminations, income tax contingencies and derivative liabilities.

(3)	Purchase commitments and other consists primarily of payments for equipment and incentive payments to customers.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of January 3, 2009, a decrease of $138.3 million from December 29, 2007. This decrease was primarily due to: (i) paying down our debt with cash flows provided by operating activities and proceeds from the sale of assets, and (ii) the repurchase of a portion of our 7⅞% Notes and 8⅜% Notes during the fourth quarter of 2008. As of January 3, 2009, approximately 90% of our outstanding debt was subject to fixed interest rates. From time to time we may seek to retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See the remainder of this Long-Term Debt section that follows. As of March 6, 2009, we had approximately $103.5 million borrowing availability under our revolving credit facility.

10½% Notes

On June 13, 2008, we issued our 10½% Notes upon the conversion of our Senior Unsecured Loan.  The 10½% Notes were then sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  We did not receive any net proceeds as a result of this transaction.

The 10½% Notes were issued pursuant to an indenture among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The 10½% Notes pay interest semi-annually on February 15 and August 15, commencing August 15, 2008. The 10½% Notes have no required principal payments prior to their maturity on August 15, 2016.  The 10½% Notes constitute senior unsecured obligations and are guaranteed by us and substantially all of our subsidiaries. We can redeem the 10½% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105¼%, plus accrued and unpaid interest. In addition, at any time prior to August 15, 2011, we may redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 110½% of the principal amount thereof, plus accrued and unpaid interest with the net cash proceeds of certain public equity offerings. Each holder of the 10½% Notes has the right to require us to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 10½% Notes contains covenants, representations, and warranties substantially similar to our 7⅞% Notes and our 8⅜% Notes, and also include a senior secured debt to consolidated cash flow covenant.

Senior Unsecured Loan

On August 30, 2007, we borrowed $175.0 million under an eight-year unsecured loan facility with a group of lenders. Proceeds from the Senior Unsecured Loan along with borrowings from the Revolving Credit Facility, and available cash were used to fund the acquisition of Commercial Envelope, including retiring certain acquired debt, and to pay certain fees and expenses incurred in connection with the acquisition. The Senior Unsecured Loan had a floating interest rate based on the London Interbank Offered Rate, which we refer to as LIBOR, plus an interest rate margin. The Senior Unsecured Loan provided for the conversion by the lenders into senior or senior subordinated exchange notes, which we refer to as the Exchange Notes, similar to the existing indenture relating to our 7⅞% Notes, or a substantially similar indenture.  The Senior Unsecured Loan contained covenants, representations, and warranties substantially similar to our existing $925.0 million senior secured credit facilities, which we refer to as the Amended Credit Facilities, and included provisions for an underwriting/purchase agreement and a registration rights agreement relating to the resale of the Exchange Notes.

Term Loan and Revolving Credit Facility

On March 7, 2007, in connection with the Cadmus acquisition, we amended and refinanced our Credit Facilities. The Credit Facilities, established in June 2006, were comprised of the Revolving Credit Facility, and the Term Loan B. The Credit Facilities were amended by increasing the overall borrowing availability from $525.0 million to $925.0 million to create the Amended Credit Facilities, allowing us to: (i) retire the Term Loan B, (ii) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and the Term Loan C, and (iii) retire any and/or all of the 8⅜% Notes, tendered to us using the Term Loans. Several of the customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of our assets.

On July 9, 2007, we increased our then outstanding balance of our Term Loans that are part of the Amended Credit Facilities by borrowing an incremental $100.0 million on the existing financial terms and financial covenants.  Proceeds from this borrowing along with available cash were used to fund the acquisition of ColorGraphics, including retiring certain acquired debt, and to pay certain fees and expenses incurred in connection with the acquisition.

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

On March 19, 2007, we paid approximately $20.9 million for the 8⅜% Notes tendered in the Cadmus Tender Offer, using $20.0 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. The merger of Cadmus into Cenveo was a “change of control” of Cadmus under the 8⅜% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, we extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8⅜% Note tendered for a price equal to 101.0% of outstanding principal plus any accrued and unpaid interest, and waived certain consent-related conditions, which we refer to as the Change of Control Offer. On April 23, 2007, we settled payment on all 8⅜% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed-draw term loan facility under the Amended Credit Facilities.

During the fourth quarter of 2008, we purchased in the open market approximately $31.8 million of our 8⅜% Notes and retired them for $19.6 million plus accrued and unpaid interest.  In connection with the retirement of these 8⅜% Notes, we recorded a gain on extinguishment of debt of $12.6 million, which included the write off of $0.5 million of above noted fair value increase to the 8⅜% Notes and $0.1 million of fees.   These open market purchases were made within permitted restricted payment limits under our debt agreements.

7⅞% Notes

In 2004, we issued our 7⅞% Notes, which have semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to maturity on December 1, 2013. We may redeem these notes currently, in whole or in part, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.

During the fourth quarter of 2008, we purchased in the open market approximately $16.6 million of our 7⅞% Notes and retired them for $10.6 million plus accrued and unpaid interest.  In connection with the retirement of these 7⅞% Notes, we recorded a gain on extinguishment of debt of $5.8 million, which included the write off of $0.2 million of unamortized debt issuance costs. These open market purchases were made within permitted restricted payment limits under our debt agreements.

Supplemental Indentures

We entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee), as trustee, pursuant to which the 8⅜% Notes were issued. Simultaneously, we entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated February 4, 2004 among us, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which our 7⅞% Notes were issued. Additionally, on August 20, 2008 we entered into a supplemental indenture among us, the guarantors named therein and U.S. Bank

National Association, as trustee, pursuant to which the 10½% Notes were issued.  These supplemental indentures provide for the addition of acquisition subsidiaries as guarantors of the 8⅜%, 7⅞% and 10½% Notes.

Other Debt

Other debt as of January 3, 2009 primarily consisted of equipment loans. Of this debt, $9.5 million had variable interest rates with an average interest rate of 3.3%, while $29.0 million had an average fixed interest rate of 4.9%.

Interest Rate and Forward Starting Interest Rate Swaps

We enter into interest rate swap agreements to hedge interest rate exposure of our notional floating rate debt.  As of January 3, 2009 and December 29, 2007, we had $595.0 million of such interest rate swaps. In June 2009, $220.0 million of these interest rate swaps mature. As a result, in the fourth quarter of 2008, we entered into $75.0 million notional amounts of forward starting interest rate swap agreements to partially replace the maturing swap agreements. As of January 3, 2009, we do not anticipate reclassifying any ineffectiveness into our results of operations for the next twelve months.

Letters of Credit

On January 3, 2009, we had outstanding letters of credit of approximately $18.0 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Debt Covenant Compliance

As of January 3, 2009, we were in compliance with all covenants under our debt agreements. While there are certain restrictions placed on us by our various debt agreements, the primary financial covenant calculation that we follow is our maximum permitted consolidated leverage covenant, which we refer to as our Leverage Covenant, that is part of our Amended Credit Facilities.  Our Leverage Covenant threshold steps down at the end of the second quarter of 2009. See Notes 1 and 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Under our current action plans, which include the repayment of debt, we expect to be compliant with our debt covenants under our debt agreements at the end of each quarter in 2009 without an amendment.  However, we have decided that exploring an amendment to our Amended Credit Facilities is a prudent course of action given the significant economic turmoil and unprecedented uncertainty in the financial markets. We are currently in discussions with our lead bank about modifying the terms of our Amended Credit Facilities. Based on discussions with our lead bank, we expect that an amendment could be concluded in the second quarter of 2009; however, there can be no assurance that such amendment will be obtained within that time frame, if at all. We expect any such amendment to result in upfront fees and higher interest costs. An amendment could also involve other changes to our Amended Credit Facilities that, while not directly related to changing the relevant financial covenant measures, may restrict our operating flexibility.

In the event we are unable to obtain an amendment, we may need to implement additional plans, including further reducing our costs and expenditures, improving our cash flows and paying down additional debt to remain in compliance with our covenants in 2009.

Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts and could result in a default under our Amended Credit Facilities. Such default could cause the indebtedness outstanding under our Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, our 7⅞% Notes, 8⅜% Notes, 10½% Notes and any other indebtedness we may then have, to become immediately due and payable.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	Amended Credit Facilities	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Standard & Poor’s	BB-	BB+	BB-	B	B	Negative	October 2008
Moody’s	B1	Ba2	B2	B3	B3	Negative	June 2008

In October 2008, Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, revised its rating outlook on us to negative from stable while affirming all of our credit ratings. Moody’s Investors Services, which we refer to as Moody’s, placed us on negative ratings outlook prior to our acquisition of Cadmus in 2007. We believe the primary factors behind such rating agency outlooks are our business strategy of pursuing strategic acquisitions and our debt covenant calculations.

The terms of our existing debt do not have any rating triggers that impact our funding availability or influence our daily operations, including planned capital expenditures. We do not believe that our current ratings will unduly influence our ability to raise additional capital. Some of our constituents closely track rating agency actions and would note any raising or lowering of our credit ratings; however, we believe that along with reviewing our credit ratings, additional quantitative and qualitative analyses must be performed to accurately judge our financial condition.

The current credit markets downturn that began in 2007 and continues through the date hereof makes raising additional capital expensive for any issuer. We do not have plans to enter the current credit market for new financing given that we have no significant debt maturities until 2013. Further, we expect that our internally generated cash flows and financing available under our Revolving Credit Facility will be sufficient to fund our working capital needs through 2009; however, this cannot be assured.

Since January 3, 2009, we purchased in the open market $5.0 million of each of our 10½% Notes and 7⅞% Notes and $17.0 million of our 8⅜% Notes for $3.3 million, $3.1 million, and $10.8 million, respectively, plus accrued and unpaid interest.  In connection with these purchases, in the first quarter of 2009 we will record a gain on early extinguishment of debt of approximately $10.0 million. These open market purchases were made within permitted restricted payment limits under our debt agreements.

Share Repurchase Plan. On July 31, 2008, our Board of Directors authorized a program for the repurchase of up to $15.0 million of our common stock, which we refer to as the Share Repurchase Plan. The Share Repurchase Plan is effective for 12 months and may be limited or terminated at any time without prior notice. Share repurchases under the Share Repurchase Plan may be made through open-market and privately negotiated transactions within the governing limits of our credit agreement and bond indentures. The timing and actual number of shares, if any, that we actually repurchase will depend on a variety of factors including price, Cenveo and/or regulatory requirements, and market conditions. No purchases had been made under the Share Repurchase Plan as of January 3, 2009.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of January 3, 2009 and December 29, 2007, we do not have any off-balance sheet arrangements.

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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

Allowance for Losses on Accounts Receivable. We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of customers and related aging of past due balances. As of January 3, 2009 and December 29, 2007, the allowance provided for potentially uncollectible accounts receivable was $6.0 million and $9.9 million, respectively. Charges for bad debts recorded to the statement of operations were $4.7 million in 2008, $5.4 million in 2007 and $4.3 million in 2006. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.

Provision for Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, we would assess the fair value of the asset or asset group and if necessary, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2008, 2007 and 2006, in connection with our restructuring and integration programs, we recorded impairment charges, net on long-lived assets of $2.3 million, $12.0 million and $3.6 million, respectively. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.

Provision for Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually at the beginning of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2008, we recorded non-cash goodwill impairment charges of $204.4 million and $168.4 million related to our commercial print and envelope reporting units, respectively. In 2007 and 2006, we did not record any goodwill impairment charges.

As part of our 2008 impairment analysis for each reporting unit, we estimated the fair value of each unit, primarily using the income approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate items. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were not unreasonable. However, future declines in the overall market value of our equity securities may indicate that the fair value of one or more reporting units has declined below their carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. For the two reporting units that had fair value in excess of carrying value, fair value exceeded the carrying amount by 17% and 171% of their respective estimated fair values. For the two units that had carrying amount in excess of fair value, the carrying amount exceeded fair value by 18% and 20% of their respective estimated fair values. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for each reporting unit was estimated to be 11.0%. A 50 basis point increase in our estimated discount rates would not have resulted in any additional reporting units failing step one.

Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related tradenames. We determined that there was no impairment of our indefinite lived intangible assets; however, if our estimates of the valuations of our tradenames prove to be inaccurate, an impairment charge could be necessary in future periods.

Self-Insurance Reserves. We are self-insured for the majority of our workers’ compensation costs and health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance workers’ compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis that considers anticipated payment patterns. As of January 3, 2009 and December 29, 2007, the undiscounted liability was $12.4 million and $14.2 million, respectively, and the discounted liability was $10.5 million and $12.2 million, respectively, using a 4% discount rate. Workers’ compensation expense incurred in 2008, 2007 and 2006 was $3.2 million, $4.1 million and $5.3 million, respectively, and were based on actuarial estimates.

Our self-insured healthcare liability represents our estimate of claims that have been incurred but not reported as of January 3, 2009 and December 29, 2007. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $5.7 million and $5.2 million as of January 3, 2009 and December

29, 2007, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 45 and 50 days of unreported claims.

While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers’ compensation and healthcare expenses we have recorded.

Accounting for Income Taxes. We are required to estimate our income taxes in each jurisdiction in which we operate which includes the U.S., Canada and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of January 3, 2009, we had net deferred tax assets of $3.9 million and as of December 29, 2007, we had net deferred tax liabilities of $32.9 million from our U.S. operations. The change in U.S. net deferred taxes is primarily due to the $42.1 million deferred tax benefit recorded in connection with our goodwill impairment charges. As of January 3, 2009 and December 29, 2007, we had foreign net deferred tax liabilities of $2.0 million and $4.3 million, respectively.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under SFAS 109, record a valuation allowance against the deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We considered our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. As a result, in the fourth quarter of 2008 and 2007, we adjusted our valuation allowance by approximately $1.3 million and approximately $4.6 million, respectively, to reflect the realization of deferred tax assets.  In connection with the acquisitions of Printegra and Commercial Envelope, we released valuation allowance against goodwill in the amounts of $7.4 million and $21.5 million, respectively.  In connection with the acquisitions of Cadmus and ColorGraphics, we increased our valuation allowance by $26.6 million and $0.1 million, respectively. In the fourth quarter of 2007, we released all but $7.5 million of these valuation allowances against goodwill.

In 2006, we decreased our valuation allowance by approximately $58.1 million, primarily as a result of utilizing our net operating loss carryforwards principally against the gain on sale of Supremex, which is reflected in discontinued operations. As of December 30, 2006, the total valuation allowance on our net U.S. deferred tax assets was $55.7 million.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is primarily LIBOR plus a margin. As of January 3, 2009, we had variable rate debt outstanding of $130.4 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $1.3 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended January 3, 2009, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $8.4 million and $0.6 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cenveo, Inc.

We have audited the accompanying consolidated balance sheet of Cenveo, Inc. and Subsidiaries (the “Company”) as of January 3, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended.  Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and Subsidiaries as of January 3, 2009, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cenveo, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
March 18, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cenveo, Inc.
Stamford, Connecticut:

We have audited the accompanying consolidated balance sheet of Cenveo, Inc. and subsidiaries (the “Company”) as of December 29, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule on page S-II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The consolidated financial statements of the Company for the year ended December 30, 2006 were audited by other auditors whose report is dated February 28, 2007.

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

In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the financial position of Cenveo, Inc. and subsidiaries as of December 29, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cenveo, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows of Cenveo, Inc. and subsidiaries for the year ended December 30, 2006. Our audit also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cenveo, Inc. and subsidiaries for the year ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
February 28, 2007

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	January 3,	December 29,
	2009	2007
Assets
Current assets:
Cash and cash equivalents	$10,444	$15,882
Accounts receivable, net	270,145	344,634
Inventories	159,569	162,908
Prepaid and other current assets	74,890	73,358
Total current assets	515,048	596,782

Property, plant and equipment, net	420,457	428,341
Goodwill	311,183	669,802
Other intangible assets, net	276,944	270,622
Other assets, net	28,482	37,175
Total assets	$1,552,114	$2,002,722
Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Current maturities of long-term debt	$24,314	$18,752
Accounts payable	174,435	165,458
Accrued compensation and related liabilities	37,319	47,153
Other current liabilities	88,870	79,554
Total current liabilities	324,938	310,917

Long-term debt	1,282,041	1,425,885
Deferred income taxes	26,772	55,181
Other liabilities	139,318	111,413
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 54,245 and 53,700 shares issued and outstanding as of January 3, 2009 and December 29, 2007, respectively	542	537
Paid-in capital	271,821	254,241
Retained deficit	(446,966)	(148,939)
Accumulated other comprehensive loss	(46,352)	(6,513)
Total shareholders’ equity (deficit)	(220,955)	99,326
Total liabilities and shareholders’ equity (deficit)	$1,552,114	$2,002,722

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Net sales	$2,098,694	$2,046,716	$1,511,224
Cost of sales	1,671,185	1,628,706	1,211,784
Selling, general and administrative	242,981	229,961	189,476
Amortization of intangible assets	9,008	10,413	5,473
Restructuring, impairment and other charges	399,066	40,086	41,096
Operating income (loss)	(223,546)	137,550	63,395
(Gain) loss on sale of non-strategic businesses	—	(189)	2,035
Interest expense, net	107,321	91,467	60,980
(Gain) loss on early extinguishment of debt	(14,642)	9,256	32,744
Other (income) expense, net	(637)	3,131	(78)
Income (loss) from continuing operations before income taxes	(315,588)	33,885	(32,286)
Income tax expense (benefit)	(18,612)	9,900	(21,138)
Income (loss) from continuing operations	(296,976)	23,985	(11,148)
Income (loss) from discontinued operations, net of taxes	(1,051)	16,796	126,519
Net income (loss)	$(298,027)	$40,781	$115,371
Income (loss) per share—basic:
Continuing operations	$(5.51)	$0.45	$(0.21)
Discontinued operations	(0.02)	0.31	2.38
Net income (loss)	$(5.53)	$0.76	$2.17
Income (loss) per share—diluted:
Continuing operations	$(5.51)	$0.44	$(0.21)
Discontinued operations	(0.02)	0.31	2.38
Net income (loss)	$(5.53)	$0.75	$2.17
Weighted average shares:
Basic	53,904	53,584	53,288
Diluted	53,904	54,645	53,288

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Cash flows from operating activities:
Net income (loss)	$(298,027)	$40,781	$115,371
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of taxes	—	(17,007)	(113,477)
Loss (income) from discontinued operations, net of taxes	1,051	211	(13,042)
Depreciation	65,001	55,095	35,220
Amortization of other intangible assets	9,008	10,413	5,473
Non-cash interest expense, net	1,773	1,410	1,728
Deferred income taxes	(24,287)	8,763	(24,842)
Non-cash restructuring, impairment and other charges, net	378,688	19,729	10,346
(Gain) loss on early extinguishment of debt	(14,642)	9,256	32,744
Provisions for bad debts	4,660	5,363	4,345
Provisions for inventory obsolescence	902	2,851	1,900
Stock-based compensation provision	18,140	10,280	5,954
(Gain) loss on disposal of assets	(4,364)	(369)	379
(Gain) loss on sale of non-strategic businesses	—	(189)	2,035
Other non-cash charges, net	3,350	—	—
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	70,376	(6,086)	(5,322)
Inventories	5,198	1,193	3,084
Accounts payable and accrued compensation and related liabilities	(2,928)	(9,101)	(15,792)
Other working capital changes	1,454	(36,580)	(29,802)
Other, net	(5,505)	(9,805)	(1,778)
Net cash provided by continuing operating activities	209,848	86,208	14,524
Net cash provided by discontinued operating activities	—	2,198	8,832
Net cash provided by operating activities	209,848	88,406	23,356
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(47,412)	(627,304)	(49,425)
Capital expenditures	(49,243)	(31,538)	(19,930)
Acquisition payments	(3,653)	(3,653)	(4,653)
Proceeds from sale of property, plant and equipment	18,258	8,949	11,475
Proceeds from divestitures, net	—	431	3,189
Net cash used in investing activities of continuing operations	(82,050)	(653,115)	(59,344)
Proceeds from the sale of discontinued operations	—	73,628	211,529
Capital expenditures for discontinued operations	—	—	(632)
Net cash (used in) provided by investing activities of discontinued operations	—	73,628	210,897
Net cash (used in) provided by investing activities	(82,050)	(579,487)	151,553
Cash flows from financing activities:
Repayment of senior unsecured loan	(175,000)	—	—
(Repayment) borrowings under revolving credit facility, net	(83,200)	75,700	15,500
Repayment of 8⅜% senior subordinated notes	(19,567)	(20,880)	—
Repayments of other long-term debt	(18,933)	(29,053)	(13,095)
Repayment of 7⅞% senior subordinated notes	(10,561)	—	—
Repayments of term loans	(7,200)	(4,900)	(813)
Payment of debt issuance costs	(5,297)	(5,906)	(3,770)
Purchase and retirement of common stock upon vesting of RSUs	(1,054)	(1,302)	(1,786)
Tax (liability) asset from stock-based compensation	(1,377)	67	1,168
Payment of refinancing fees, redemption, premiums and expenses	(130)	(8,045)	(26,142)
Proceeds from issuance of 10½% senior notes	175,000	—	—
Proceeds from issuance of other long-term debt	12,927	—	—
Proceeds from exercise of stock options	1,876	304	1,956
Proceeds from issuance of term loans	—	720,000	325,000
Proceeds from senior unsecured loan	—	175,000	—
Repayment of term loan B	—	(324,188)	—
(Repayments) borrowings under senior secured revolving credit facility, net	—	—	(123,931)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)	—
Repayment of 9⅝% senior notes	—	(10,498)	(339,502)
Net cash (used in) provided by financing activities	(132,516)	496,199	(165,415)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(720)	206	14
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	15
Net (decrease) increase in cash and cash equivalents	(5,438)	5,324	9,523
Cash and cash equivalents at beginning of year	15,882	10,558	1,035
Cash and cash equivalents at end of year	$10,444	$15,882	$10,558
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(in thousands)
	Common Stock	Paid-In Capital	Retained (Deficit)	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
Balance as of December 31, 2005	$530	239,432	(305,091)	(1,825)	17,404	(49,550)
Comprehensive income (loss):
Net income (loss)			115,371			115,371
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $429					6,326	6,326
Unrealized loss on cash flow hedges					(2,992)	(2,992)
Currency translation adjustment					(3,603)	(3,603)
Reclassifications to earnings on sale of discontinued operations:
Currency translation adjustment					(14,387)	(14,387)
Other comprehensive loss						(14,656)
Total comprehensive income						100,715
Reversal of unamortized deferred compensation on adoption of SFAS 123(R)		(1,825)		1,825		—
Exercise of stock options	5	1,951				1,956
Purchase and retirement of common stock upon vesting of RSUs		(1,786)				(1,786)
Amortization of stock based compensation		5,954				5,954
Excess tax benefit from stock based compensation		1,168				1,168
Balance as of December 30, 2006	535	244,894	(189,720)	—	2,748	58,457
Comprehensive income (loss):
Net income (loss)			40,781			40,781
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $145					(2,131)	(2,131)
Unrealized loss on cash flow hedges, net of tax benefit of $4,985					(7,780)	(7,780)
Currency translation adjustment					6,151	6,151
Reclassifications to earnings on sale of discontinued operations:
Currency translation adjustment					(5,501)	(5,501)
Other comprehensive loss						(9,261)
Total comprehensive income						31,520
Exercise of stock options		304				304
Purchase and retirement of common stock upon vesting of RSUs	2	(1,304)				(1,302)
Amortization of stock based compensation		10,280				10,280
Excess tax benefit from stock based compensation		67				67
Balance as of December 29, 2007	537	254,241	(148,939)	—	(6,513)	99,326
Comprehensive income (loss):
Net income (loss)			(298,027)			(298,027)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $14,586					(22,614)	(22,614)
Unrealized loss on cash flow hedges, net of tax benefit of $5,115					(7,731)	(7,731)
Currency translation adjustment					(8,508)	(8,508)
Reclassifications of currency translation adjustment to earnings resulting from goodwill impairment charges					(986)	(986)
Other comprehensive loss						(39,839)
Total comprehensive loss						(337,866)
Exercise of stock options	5	1,871				1,876
Purchase and retirement of common stock upon vesting of RSUs		(1,054)				(1,054)
Amortization of stock based compensation		18,140				18,140
Excess tax benefit from stock based compensation		(1,377)				(1,377)
Balance as of January 3, 2009	$542	$271,821	$(446,966)	$—	$(46,352)	$(220,955)

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. Cenveo, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Cenveo”) are engaged in the printing and manufacturing of envelopes, business forms and labels and commercial printing. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol “CVO”.

The Company’s reporting periods for 2008, 2007 and 2006 in this report consist of 53, 52 and 52 week periods, respectively, ending on the Saturday closest to the last day of the calendar month, and ended on January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Such periods are referred to herein as (i) “the year ended January 3, 2009” or “2008”, (ii) “the year ended December 29, 2007” or “2007” and (iii) “the year ended December 30, 2006” or “2006”. All references to years and year-ends herein relate to fiscal years rather than calendar years. All intercompany transactions have been eliminated.

The Company acquired Rex Corporation and its manufacturing facility (“Rex”) in the second quarter of 2008.  The Company’s results for the year ended January 3, 2009 include the operating results of Rex subsequent to its acquisition date. The Company acquired PC Ink Corp. (“Printegra”) and Cadmus Communications Corporation (“Cadmus”) in the first quarter of 2007 and Madison/Graham ColorGraphics, Inc. (“ColorGraphics”) and Commercial Envelope Manufacturing Co., Inc. (“Commercial Envelope”) in the third quarter of 2007 (collectively the “2007 Acquisitions”).  The Company’s results for the year ended December 29, 2007 include the operating results of the 2007 Acquisitions subsequent to their respective acquisition dates, except for ColorGraphics, which is included in the Company’s operating results from July 1, 2007.

Liquidity.   The current U.S. and global economic conditions have affected and, most likely, will continue to affect the Company’s results of operations and financial position. These uncertainties about future economic conditions in a very challenging environment make it more difficult for the Company to forecast its future operating results.

As of January 3, 2009, the Company’s total debt was approximately $1.3 billion (Note 9).  The Company’s debt agreements contain financial covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio (“Leverage Covenant”) that it must comply with on a quarterly basis. The Leverage Covenant steps down at the end of the second quarter of 2009.

Under the Company’s current action plans, which include the repayment of debt, the Company expects to be compliant with its debt covenants under its debt agreements in 2009 without an amendment.  However, the Company has decided that exploring an amendment to its $925.0 million senior secured credit facilities (the “Amended Credit Facilities”) is a prudent course of action given the significant economic turmoil and unprecedented uncertainty in the financial markets. The Company is currently in discussions with its lead bank about modifying the terms of its Amended Credit Facilities. Based on discussions with its lead bank, the Company expects that an amendment could be concluded in the second quarter of 2009; however, there can be no assurance that such amendment will be obtained within that time frame, if at all. The Company expects any such amendment to result in upfront fees and higher interest costs. An amendment could also involve other changes to the Company’s Amended Credit Facilities that, while not directly related to changing the relevant financial covenant measures, may restrict the Company’s operating flexibility.

In the event the Company is unable to obtain an amendment, the Company may need to implement additional plans, including further reducing its costs and expenditures, improving its cash flows and paying down additional debt to remain in compliance with its financial covenants in 2009.

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

Accounts Receivable. Accounts receivable are recorded at invoiced amounts. As of January 3, 2009 and December 29, 2007, accounts receivable were reduced by an allowance for doubtful accounts of $6.0 million and $9.9 million, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. As of January 3, 2009 and December 29, 2007, inventory was reduced by inventory reserves of $7.9 million and $7.5 million, respectively.

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

Computer Software. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and seven years. Net computer software costs included in property, plant and equipment were $5.6 million and $7.0 million as of January 3, 2009 and December 29, 2007, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Debt Issuance Costs. Direct expenses such as legal, accounting and underwriting fees incurred to issue or extend debt, are included in other assets, net in the consolidated balance sheets. Debt issuance costs were $10.7 million and $11.6 million as of January 3, 2009 and December 29, 2007, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. In connection with the issuance of the Company’s $175.0 million 10½% senior notes due 2016 (“10½% Notes”) in 2008, the Company capitalized $5.3 million of debt issuance costs and incurred a loss on early extinguishment of debt of $4.2 million related to the previously unamortized debt issuance costs associated with the $175.0 million senior unsecured loan due 2015 (“Senior Unsecured Loan”) upon conversion to the 10½% Notes. In 2007, in connection with the acquisition of Cadmus and the Company’s debt refinancing, the Company wrote off $1.7 million of debt issuance costs associated with the debt retired. In connection with the acquisition of Cadmus, ColorGraphics and Commercial Envelope in 2007, the Company capitalized $6.4 million of costs related to the new debt. Interest expense includes the amortization of debt issuance costs of $2.1 million, $1.5 million and $1.7 million in 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is reviewed annually as of the beginning of December to determine if there is an impairment or more frequently if an indication of possible impairment exists. In 2008, the Company recorded non-cash impairment charges to write-off goodwill of $204.4 million and $168.4 million related to its commercial print and envelope reporting units, respectively. No impairment charges for goodwill were recorded in 2007 or 2006 or for other intangible assets in 2008, 2007 or 2006.

Other intangible assets primarily arise from the purchase price allocations of businesses acquired. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similar to goodwill.

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

Self-Insurance. The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred but not reported. As of January 3, 2009 and December 29, 2007, the (i) undiscounted worker’s compensation liability was $12.4 million and $14.2 million, respectively, and the discounted liability was $10.5 million and $12.2 million, respectively, using a 4% discount rate and (ii) healthcare liability was $5.7 million and $5.2 million, respectively.

Financial Instruments. The Company uses derivative financial instruments to hedge exposures to interest rate fluctuations by balancing its exposure to fixed and variable interest rates. The implied gains and losses associated with interest rate swaps offset changes in interest rates.  All derivatives are included in other current liabilities and other liabilities in the consolidated balance sheets at their respective fair values with unrealized losses included in accumulated other comprehensive loss in shareholders’ equity in the consolidated balance sheet, net of applicable income taxes. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured.

Since a significant portion of the Company’s products are customer specific, it is common for customers to inspect the quality of the product at the Company’s facility prior to its shipment. Products shipped are not subject to contractual right of return provisions.

The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in other current liabilities in the consolidated balance sheets.

Sales Tax. The Company records sales net of applicable sales tax.

Freight Costs. The costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales. Freight costs that are included in the price of the product are included in net sales.

Advertising Costs. All advertising costs are expensed as incurred. Advertising costs were $2.6 million in 2008, 2007 and 2006.

Foreign Currency Translation. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at year-end exchange rates. The effects of translation are included as a component of accumulated other comprehensive loss in shareholders’ equity in the consolidated balance sheet. Income and expense items and gains and losses are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in other (income) expense, net.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).

Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized.

New Accounting Pronouncements. Effective December 30, 2007, the Company adopted FASB Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. As of January 3, 2009, the Company’s only fair valued financial item under the scope of SFAS 157 is its liability for interest rate swaps, which are based on LIBOR index inputs and are categorized as Level 2. The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources.

Liabilities	Total	Level 1	Level 2	Level 3
	(in thousands)
Current Liabilities
Interest Rate Swaps	$4,483	—	$4,483	—
Long-Term Liabilities
Interest Rate Swaps	23,180	—	23,180	—
Forward Starting Swaps	943	—	943	—

As of December 29, 2007, the Company had a liability of $15.8 million relating to unrealized loss on cash flow hedges which is included in other liabilities in the consolidated balance sheet.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Effective December 30, 2007, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for existing eligible items; therefore, SFAS 159 had no impact on the Company’s consolidated financial statements at December 30, 2007.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed on or after January 1, 2009 for the Company. The transition guidance included in SFAS 141R allows companies to expense acquisition-related costs upon determination that the acquisition date is anticipated to occur after the effective date of SFAS 141R. In accordance with the transition guidance, the Company recorded a charge of $1.4 million in the fourth quarter of 2008 to write-off acquisition-related costs which is included in selling, general and administrative expenses in its consolidated statement of operations. The Company will adopt SFAS 141R on January 4, 2009, as required.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 4, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.

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

2008

Rex

On March 31, 2008, the Company acquired all of the stock of Rex. Rex was an independent manufacturer of premium and high-quality packaging solutions, with annual sales of approximately $40 million prior to its acquisition by the Company. The total cash consideration in connection with the Rex acquisition, excluding assumed debt of approximately $7.4 million, was approximately $43.1 million, including approximately $1.0 million of related expenses. The Rex acquisition preliminarily resulted in $8.3 million of goodwill, all of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $13.8 million, include: (i) the Rex trademark of $9.3 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Rex name, Rex’s long operating history and existing customer base, and (ii) customer relationships of $4.5 million, which are being amortized over their estimated weighted average useful lives of 13 years. Rex’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from March 31, 2008 and are not included in 2007 or 2006. Pro forma results for the years ended January 3, 2009 and December 29, 2007, assuming the acquisition of Rex had been made on December 31, 2006, have not been presented since the effect would not be material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

2007

Commercial Envelope

On August 30, 2007, the Company acquired all of the stock of Commercial Envelope.  Commercial Envelope was one of the largest independent envelope manufacturers in the United States, with approximately $160 million in annual revenues prior to its acquisition by the Company.  The total cash consideration in connection with the Commercial Envelope acquisition, excluding assumed debt of approximately $20.3 million, was approximately $213.3 million, including approximately $3.8 million of related expenses. The purchase price allocation was finalized in 2008.

The following table summarizes the final allocation of the purchase price of Commercial Envelope to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of August 30, 2007

Current assets	$42,035
Property, plant and equipment	36,757
Goodwill	100,187
Other intangible assets	87,770
Other assets	884
Total assets acquired	267,633
Current liabilities, excluding current portion of long-term debt	11,195
Long-term debt, including current maturities	20,277
Deferred income taxes	21,750
Total liabilities assumed	53,222
Net assets acquired	214,411
Less cash acquired	(1,114)
Cost of Commercial Envelope acquisition, less cash acquired	$213,297

The Commercial Envelope acquisition resulted in $100.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. Such goodwill reflects the substantial value of Commercial Envelope’s historical envelope business. Goodwill also reflects the Company’s expectation of being able to grow the Commercial Envelope business and improve its operating efficiencies through economies of scale.  The acquired identifiable intangible assets, aggregating $87.8 million, include: (i) the Commercial Envelope trademark of $51.4 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Commercial Envelope name, including rebranding its existing commercial envelope operations with the Commercial Envelope name, the long operating history of Commercial Envelope, its existing customer base and its significant market position; (ii) customer relationships of $36.0 million, which are being amortized over their estimated weighted average useful lives of 15 years; and (iii) covenants not to compete of $0.4 million which are amortizable over their estimated useful lives of five years.  The Company also acquired favorable leases of $0.5 million, which are being amortized as an increase to rent expense over their weighted average useful lease term of approximately five years. Each of the above amounts, including the amounts in the above table, represents the estimated fair value of the respective property, plant and equipment and other intangible assets. Commercial Envelope’s results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the August 30, 2007 acquisition date, and are not included for the year ended December 30, 2006.

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

	Years Ended
	December 29, 2007		December 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$2,046,716	$2,148,368	$1,511,224	$1,664,661
Operating income	137,550	150,168	63,395	84,862
Income (loss) from continuing operations	23,985	23,369	(11,148)	(10,131)
Net income	40,781	40,165	115,371	116,388
Income (loss) per share – basic:
Continuing operations	$0.45	$0.44	$(0.21)	$(0.20)
Net income	$0.76	$0.75	$2.17	$2.18
Income (loss) per share – diluted:
Continuing operations	$0.44	$0.43	$(0.21)	$(0.20)
Net income	$0.75	$0.74	$2.17	$2.18

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual  consolidated results of operations had the Commercial Envelope acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

ColorGraphics

On July 9, 2007, the Company acquired all of the stock of ColorGraphics.  ColorGraphics was one of the largest independent commercial printers in the western United States, with approximately $170 million in annual revenues prior to its acquisition by the Company.  ColorGraphics produces high quality annual reports, car books, catalogs and other corporate communication materials.  The total cash consideration in connection with the ColorGraphics acquisition, excluding assumed debt of approximately $28.6 million, was approximately $71.7 million, including approximately $0.9 million of related expenses. The purchase price allocation was finalized in 2008. The ColorGraphics acquisition resulted in $38.1 million of goodwill, of which approximately $2.1 million is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $22.0 million, include: (i) the ColorGraphics trademark of $18.8 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the ColorGraphics name, and the long operating history, existing customer base and significant market position of ColorGraphics; (ii) customer relationships of $2.6 million, which are being amortized over their estimated weighted average useful lives of 11 years; and (iii) a non-compete agreement of $0.6 million which is amortizable over its estimated useful life of three years.

ColorGraphics’ results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from July 1, 2007, and are not included in 2006. Pro forma results for the years ended December 29, 2007 and December 30, 2006, assuming the acquisition of ColorGraphics had been made on January 1, 2006, have not been presented since the effect was not material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Cadmus

On March 7, 2007, the Company acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly-owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly-owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly-owned subsidiary of the Company. Cadmus is one of the world’s largest providers of content management and print offerings to scientific, technical and medical journal publishers, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450 million prior to its acquisition by the Company. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $248.7 million, consisting of: (i) $228.9 million in cash for all of the common stock of Cadmus, (ii) payments of $17.7 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans, and (iii) $2.1 million of related expenses. The purchase price allocation was finalized in 2008.

The common stock of Cadmus, which traded on the NASDAQ Global Market under the symbol “CDMS”, ceased trading and was delisted following the acquisition.

In connection with the Cadmus acquisition, the Company refinanced its existing indebtedness and $70.1 million of Cadmus debt.

The following table summarizes the final allocation of the purchase price of Cadmus to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of March 7, 2007

Current assets	$97,570
Property, plant and equipment	136,268
Goodwill	233,009
Other intangible assets	111,600
Other assets	6,856
Total assets acquired	585,303
Current liabilities, excluding current portion of long-term debt	56,868
Long-term debt, including current maturities	210,063
Deferred income taxes	11,464
Other liabilities	58,201
Total liabilities assumed	336,596
Net assets acquired	248,707
Less cash acquired	—
Cost of Cadmus acquisition, less cash acquired	$248,707

The Cadmus acquisition resulted in $233.0 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. Such goodwill reflects the substantial value of Cadmus’ historically profitable journal, periodicals and specialty packaging printing business. Goodwill also reflects the Company’s expectation of being able to grow Cadmus’ business and improve its operating efficiencies through economies of scale. The acquired identifiable intangible assets, aggregating $111.6 million, include: (i) the Cadmus trademark of $48.0 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Cadmus name, the long operating history of Cadmus, its existing customer base and its significant market position, and (ii) customer relationships of $63.6 million, which are being amortized over their estimated weighted average useful lives of approximately 20 years. The Company also acquired unfavorable leases of $3.2 million, which are being amortized as a reduction to rent expense over their weighted average useful lease term of approximately 11 years. Each of the above amounts, including the amounts in the above table, represents the estimated fair value of the respective property, plant and equipment and other intangible assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Cadmus’ results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the March 7, 2007 acquisition date and are not included for the year ended December 30, 2006.

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

	Years Ended
	December 29, 2007		December 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$2,046,716	$2,128,533	$1,511,224	$1,964,395
Operating income	137,550	140,874	63,395	70,532
Income (loss) from continuing operations	23,985	19,029	(11,148)	(18,854)
Net income	40,781	35,825	115,371	107,665
Income (loss) per share – basic:
Continuing operations	$0.45	$0.36	$(0.21)	$(0.36)
Net income	$0.76	$0.67	$2.17	$2.02
Income (loss) per share – diluted:
Continuing operations	$0.44	$0.35	$(0.21)	$(0.36)
Net income	$0.75	$0.66	$2.17	$2.02

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the Cadmus acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

 Printegra

On February 12, 2007, the Company acquired all of the stock of Printegra, with annual sales of approximately $90 million prior to its acquisition by the Company. Printegra produces printed business communication documents regularly consumed by small and large businesses, including laser cut sheets, envelopes, business forms, security documents and labels. The final aggregate purchase price for Printegra was approximately $78.1 million, which included $0.5 million of related expenses. The purchase price allocation was finalized in 2008. The Printegra acquisition resulted in $38.1 million of goodwill, of which approximately $4.4 million is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $27.7 million, include: (i) customer relationships of $21.7 million, which are being amortized over their estimated weighted average useful lives of 25 years; and (ii) trademarks of $6.0 million, which are being amortized over their estimated weighted average useful lives of approximately 17 years.

Printegra’s results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the February 12, 2007 acquisition date, and are not included for the year ended December 30, 2006. Pro forma results for the years ended December 29, 2007 and December 30, 2006, assuming the acquisition of Printegra had been made on January 1, 2006, have not been presented since the effect was not material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Deferred Taxes

In connection with the acquisition of Commercial Envelope, the Company recorded a net deferred tax liability of $20.8 million relating to indefinite lived intangible assets, after considering the release of $21.5 million of existing valuation allowances against goodwill recorded.  In connection with the acquisition of ColorGraphics and Cadmus, the Company recorded a net deferred tax liability of $5.8 million and $5.1 million, respectively.  In connection with the acquisition of Printegra, the Company recorded a net deferred tax liability of $7.9 million and released existing valuation allowances of $7.4 million against goodwill recorded, in accordance with SFAS 109.

Liabilities Related to Exit Activities

In connection with the above acquisitions, the Company recorded liabilities in the purchase price allocations in connection with its plan to exit certain activities. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 30, 2006	$—	$—	$—	$—
Accruals, net	5,641	7,056	1,802	14,499
Payments	(2,188)	(6,561)	(1,451)	(10,200)
Balance as of December 29, 2007	3,453	495	351	4,299
Accruals, net	62	1,049	149	1,260
Payments	(1,251)	(1,544)	(500)	(3,295)
Balance as of January 3, 2009	$2,264	$—	$—	$2,264

2006

Rx Technology Corporation

On July 12, 2006, the Company completed the acquisition of all of the common stock of Rx Label Technology Corporation, which had annual sales of approximately $35.0 million prior to its acquisition by the Company, and operates under the name Rx Technology Corporation (“Rx Technology”). Rx Technology specializes in providing pharmacies with labels used to dispense prescription drugs to consumers. The aggregate purchase price for Rx Technology was approximately $49.4 million, which included $0.6 million of fees and expenses. The Rx Technology acquisition resulted in $29.1 million of goodwill, of which approximately $8.9 million is deductible for income tax purposes. The other identifiable intangible assets determined was $12.9 million of customer relationships which is being amortized over their estimated weighted average useful life of 19 years and $0.6 million of patent technology which is being amortized over six years. Rx Technology’s operations are included within the Company’s envelopes, forms and labels segment results, from the date of acquisition. In connection with the acquisition of Rx Technology, the Company recorded a net deferred tax liability of $3.6 million and released existing valuation allowances of a like amount against goodwill recorded, in accordance with SFAS 109.

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

In addition, after the March 31, 2006 closing, in April 2006 the Company received approximately (i) $71.4 million of proceeds relating to the March 31, 2006 sale and recorded a pre-tax gain of approximately $1.4 million as a result of the Canadian dollar strengthening against the U.S. dollar, and (ii) $20.7 million from the sale of 2.5 million units in the Fund relating to an over-allotment option to the underwriters and recorded a pre-tax gain of approximately $9.3 million, which reduced the Company’s economic and voting interest in the Fund to 28.6%.

In December 2006, the Company decided to sell its remaining units in the Fund, which it completed in March of 2007 and determined it would not have any significant influence over its investment after the sale.  Discontinued operations include equity income of $6.2 million related to distributions the Company received from the Fund for its retained investment in the Fund after the March 31, 2006 sale through December 30, 2006. As a result of the finalization of the working capital adjustment in December 2006, the Company recorded an additional pre-tax gain on the sale of $3.5 million and a reduction to the gain on sale of $2.7 million as a result of finalization of 2005 tax returns. In 2006, the operating results of the discontinued operations are for the period from January 1, 2006 to March 31, 2006, the date of the sale, and includes equity income from April 1, 2006 through December 30, 2006.

On March 13, 2007, the Company sold its remaining 28.6% economic and voting interest in the Fund for $67.2 million and recorded a pre-tax gain in 2007 of approximately $25.4 million. Income from discontinued operations for the year ended December 29, 2007 includes equity income of $2.2 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale.

The following table summarizes certain statement of operations data for discontinued operations (in thousands):

	Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales	$—	$—	$41,391
Operating income	—	—	8,838
Other income	(468)	2,065	—
Income tax expense	583	2,276	1,373
Gain on sale of discontinued operations, net of taxes of $8,427 and $22,456 in 2007 and 2006, respectively	—	17,007	113,477
Income (loss) from discontinued operations, net of taxes	(1,051)	16,796	126,519

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Discontinued Operations (Continued)

Reconciliation of net earnings of the Fund to equity income

The table below presents a reconciliation of the audited Canadian GAAP net earnings of the Fund for the nine months ended December 30, 2006 to the $6.2 million of equity income before withholding taxes reflected in discontinued operations in the Company’s consolidated financial statements.  The adjustments relate to the difference between the basis of the assets in the Fund’s financial statements which were recorded at fair value at the inception of the Fund and the historical cost basis of the assets in Cenveo’s consolidated financial statements (in thousands).

Net earnings of the Fund in Canadian dollars	$19,431
Adjustment to earnings of the Fund resulting from the reversal of fair value adjustments in
Canadian dollars:
Amortization of intangibles	4,232
Increased cost of sales on inventory step-up	4,304
Decreased amortization of property, plant and equipment	(549)
Income tax effect of above adjustments	(2,492)
Income tax recovery from change in tax rates relating to asset revaluations	(489)
Net earnings of the Fund adjusted to reflect Cenveo’s carrying value under U.S. GAAP	24,437
Equity income in the Fund at 28.6% in Canadian dollars	6,989
Canadian dollar/U.S. dollar exchange rate	1.13147
Equity income in the Fund in U.S. dollars	$6,177

4. Other Divestitures

During 2006, the Company sold three small non-strategic commercial printing businesses in Somerville, Massachusetts, Bloomfield Hills, Michigan and Memphis, Tennessee for net proceeds of $3.2 million and recorded losses on sale of non-strategic businesses of $2.0 million. The following table summarizes the net sales and operating loss of the businesses that were sold in 2006 (in thousands):

December 30, 2006
Net sales	$9,355
Operating loss	(1,375)

The dispositions of these non-strategic businesses were not accounted for as discontinued operations in the consolidated financial statements because the Company has continuing involvement with these entities, migration of cash flows to other Cenveo locations occurred, or the operations were not material.

5. Inventories

Inventories by major category are as follows (in thousands):

	January 3, 2009	December 29, 2007
Raw materials	$67,236	$71,075
Work in process	27,011	34,875
Finished goods	65,322	56,958
	$159,569	$162,908

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	January 3, 2009	December 29, 2007
Land and land improvements	$21,421	$23,734
Buildings and improvements	111,208	109,673
Machinery and equipment	622,929	577,763
Furniture and fixtures	12,589	12,430
Construction in progress	14,558	18,664
	782,705	742,264
Accumulated depreciation	(362,248)	(313,923)
	$420,457	$428,341

             In 2008, the Company sold a property for net proceeds of approximately $6.2 million and recorded a gain of approximately $1.9 million, which is included in selling, general and administrative. In 2008, the Company also sold one of its envelope facilities for net proceeds of $11.5 million and entered into an operating lease for the same facility. In connection with the sale, the Company recorded a gain of $7.8 million, of which $2.3 million was recognized upon such sale and included in cost of sales. The remaining gain was deferred and is being amortized on a straight-line basis over the seven year term of the lease as a reduction to rent expense in cost of sales.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of January 3, 2009 and December 29, 2007 by reportable segment  are as follows (in thousands):

	Envelopes, Forms And Labels	Commercial Printing	Total
Balance as of December 30, 2006	$165,672	$92,464	$258,136
Acquisitions	139,353	271,205	410,558
Foreign currency translation	—	1,108	1,108
Balance as of December 29, 2007	305,025	364,777	669,802
Acquisitions	6,902	9,775	16,677
Foreign currency translation	—	(1,475)	(1,475)
Impairment charge	(168,429)	(205,392)	(373,821)
Balance as of January 3, 2009	$143,498	$167,685	$311,183

In the fourth quarter of 2008, the Company recorded non-cash impairment charges of goodwill of $204.4 million and $168.4 million related to its commercial print and envelope reporting units, respectively. These charges resulted from reductions in the estimated fair value of these reporting units primarily due to the impact of the current economic downturn on these reporting units. These reporting units were valued using a higher discount rate applied to estimated future cash flows, which reflects increased borrowing rates and equity risk premiums implied by current market conditions as of the beginning of December 2008, as compared to the same period in 2007. Since the fair values of these reporting units were below their carrying amounts including goodwill, the Company performed additional fair value measurement calculations to determine total impairment. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of each reporting unit.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

	January 3, 2009			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with
determinable lives:
Customer relationships	$159,206	$(29,875)	$129,331	$153,806	$(22,303)	$131,503
Trademarks and trade names	21,011	(4,089)	16,922	20,521	(3,251)	17,270
Patents	3,028	(1,755)	1,273	3,028	(1,487)	1,541
Non-compete agreements	2,456	(1,634)	822	2,316	(1,336)	980
Other	768	(392)	376	768	(360)	408
	186,469	(37,745)	148,724	180,439	(28,737)	151,702
Intangible assets with indefinite lives:
Trademarks	127,500	—	127,500	118,200	—	118,200
Pollution credits	720	—	720	720	—	720
Total	$314,689	$(37,745)	$276,944	$299,359	$(28,737)	$270,622

As of January 3, 2009, the weighted average remaining amortization period for customer relationships was 17 years, trademarks and trade names was 24 years, patents was five years, non-compete agreements was three years and other was 27 years.

Total pre-tax amortization expense for the five years ending December 28, 2013 is estimated to be as follows: $9.5 million, $9.5 million, $9.3 million, $9.2 million and $8.9 million, respectively.

8. Other Current Liabilities

Other current liabilities are as follows (in thousands):

	January 3, 2009	December 29, 2007
Accrued customer rebates	$18,427	$19,579
Other accrued liabilities	70,443	59,975
	$88,870	$79,554

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt

Long-term debt is as follows (in thousands):

	January 3, 2009	December 29, 2007
Term loan, due 2013	$707,900	$715,100
7⅞% senior subordinated notes, due 2013	303,370	320,000
10½% senior notes, due 2016	175,000	—
8⅜% senior subordinated notes, due 2014 ($72.3 and $104.1 million outstanding principal amount as of January 3, 2009 and December 29, 2007, respectively)	73,581	106,220
Revolving credit facility, due 2012	8,000	91,200
Senior unsecured loan, due 2015	—	175,000
Other	38,504	37,117
	1,306,355	1,444,637
Less current maturities	(24,314)	(18,752)
Long-term debt	$1,282,041	$1,425,885

10½% Notes

On June 13, 2008, the Company issued the 10½% Notes upon the conversion of the Company’s Senior Unsecured Loan.  The 10½% Notes were then sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933. The Company did not receive any net proceeds as a result of this transaction.

The 10½% Notes were issued pursuant to an indenture among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The 10½% Notes pay interest semi-annually on February 15 and August 15, commencing August 15, 2008. The 10½% Notes have no required principal payments prior to their maturity on August 15, 2016, constitute senior unsecured obligations and are guaranteed by the Company and substantially all of the Company’s subsidiaries.  The Company can redeem the 10½% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105¼%, plus accrued and unpaid interest.  In addition, at any time prior to August 15, 2011, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 110½% of the principal amount thereof, plus accrued and unpaid interest with the net cash proceeds of certain public equity offerings. Each holder of the 10½% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control of the Company. The 10½% Notes contain covenants, representations, and warranties substantially similar to the Company’s $320.0 million 7⅞% senior subordinated notes, due 2013 (“7⅞% Notes”) and $125.0 million 8⅜% senior subordinated notes, due 2014 (“8⅜% Notes”), and include a senior secured debt to consolidated cash flow covenant.

Upon the issuance of the 10½% Notes and the conversion of the Senior Unsecured Loan, the Company incurred a loss on early extinguishment of debt of $4.2 million on the write-off of unamortized debt issuance costs. The Company capitalized debt issuance costs of approximately $5.3 million, which are being amortized over the life of the 10½% Notes.

Senior Unsecured Loan

On August 30, 2007, the Company borrowed $175.0 million under an eight-year unsecured loan facility with a group of lenders. Proceeds from the Senior Unsecured Loan along with borrowings from the Company’s $200.0 million six-year revolving credit facility (the “Revolving Credit Facility”) and available cash were used to fund the acquisition of Commercial Envelope, including retiring certain acquired debt and to pay certain fees and expenses incurred in connection with the acquisition. The Senior Unsecured Loan had a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) plus an interest rate margin.  The Senior Unsecured Loan provided for the conversion by the lenders into senior or senior subordinated exchange notes (the “Exchange Notes”) of the Company similar to the existing indenture relating to the Company’s 7⅞% Notes or a substantially similar indenture. The Senior Unsecured Loan contained covenants, representations, and warranties substantially similar to the Amended Credit Facilities and included provisions for an underwriting/purchase agreement and a registration rights agreement relating to the resale of the Exchange Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

Term Loan and Revolving Credit Facility

On March 7, 2007, in connection with the Cadmus acquisition, the Company amended and refinanced its $525.0 million senior secured credit facilities (the “Credit Facilities”). The Credit Facilities, established in June 2006, were comprised of the Revolving Credit Facility and a $325.0 million seven-year term loan facility (the “Term Loan B”). The Credit Facilities were amended by increasing the overall borrowing availability from $525.0 million to $925.0 million to create the Amended Credit Facilities, allowing the Company to: (i) retire the Term Loan B, (ii) acquire Cadmus, including retiring and extinguishing the Cadmus revolving senior bank credit facility, which had an outstanding balance of $70.1 million, using the Revolving Credit Facility and $600.0 million six-year term loan facility due 2013, (the “Term Loan C”), and (iii) retire any and/or all of the Company’s 8⅜% Notes using a $125.0 million delayed-draw term loan facility, which facility collectively with the Term Loan C (the “Term Loans). Several customary financial covenants within the Amended Credit Facilities, including maximum consolidated leverage ratio and minimum consolidated interest coverage ratio, were modified to provide for the incremental funded debt levels and larger company operations. The Amended Credit Facilities are secured by substantially all of the Company’s assets. The Company capitalized debt issuance costs of approximately $0.9 million, which are being amortized over the life of the Amended Credit Facilities. In connection with the Amended Credit Facilities, the Company recorded a loss on early extinguishment of debt of $8.4 million, which includes $6.7 million of related fees and the write-off of $1.7 million of unamortized debt issuance costs.

On July 9, 2007, the Company increased the then outstanding balance of its Term Loans by borrowing an incremental $100.0 million on the existing financial terms and financial covenants. Proceeds from this borrowing along with available cash were used to fund the acquisition of ColorGraphics, including retiring certain acquired debt and to pay certain fees and expenses incurred in connection with the acquisition. The Company capitalized debt issuance costs of approximately $0.3 million, which are being amortized over the remaining life of the Term Loans.

8⅜% Notes

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

On March 19, 2007, the Company paid approximately $20.9 million for the 8⅜% Notes tendered in the Cadmus Tender Offer, using $20.0 million of delayed-draw term loan funding under the Amended Credit Facilities and cash on hand. In connection with the 8⅜% Notes tendered, the Company recorded a loss on early extinguishment of debt of approximately $0.3 million, which included $0.8 million of tender premiums and tender-related expenses and the write-off of $0.5 million of the fair value increase to the 8⅜% Notes recorded in connection with the Cadmus acquisition. The merger of Cadmus into Cenveo was a “change of control” of Cadmus under the 8⅜% Notes indenture. On March 23, 2007 and in connection with the foregoing change of control, the Company extended the scheduled expiration of the Cadmus Tender Offer until April 18, 2007, modified the offer to purchase each 8⅜% Note tendered for a price equal to 101.0% of outstanding principal plus any accrued and unpaid interest, and waived certain consent-related conditions (the “Change of Control Offer”). On April 23, 2007, the Company settled payment on all 8⅜% Notes tendered under the Change of Control Offer, and terminated the remaining amount of the delayed-draw term loan facility under the Amended Credit Facilities.

During the fourth quarter of 2008, the Company purchased in the open market approximately $31.8 million of its 8⅜% Notes and retired them for $19.6 million plus accrued and unpaid interest.  In connection with the retirement of these 8⅜% Notes, the Company recorded a gain on early extinguishment of debt of $12.6 million, which included the write off of $0.5 million of the above noted fair value increase to the 8⅜% Notes and $0.1 million of fees.   These open market purchases were made within permitted restricted payment limits under the Company’s debt agreements.

7⅞% Notes

In 2004, the Company issued $320.0 million of the 7⅞% Notes, with semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to the maturity on December 1, 2013. The Company may redeem these notes, in whole or in part, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

During the fourth quarter of 2008, the Company purchased in the open market approximately $16.6 million of its 7⅞% Notes and retired them for $10.6 million plus accrued and unpaid interest.  In connection with the retirement of these 7⅞% Notes, the Company recorded a gain on early extinguishment of debt of $5.8 million, which included the write off of $0.2 million of unamortized debt issuance costs. These open market purchases were made within restricted payment limits permitted under the Company’s debt agreements.

Supplemental Indentures

The Company entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee), as trustee, pursuant to which the 8⅜% Notes were issued. Simultaneously, the Company entered into supplemental indentures, dated April 16, 2008 and August 20, 2008 to the indenture dated February 4, 2004 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the Company’s 7⅞% Notes were issued. Additionally, on August 20, 2008 the Company entered into a supplemental indenture among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the 10½% Notes were issued.  These supplemental indentures provide for the addition of acquisition subsidiaries as guarantors of the 8⅜%, 7⅞% and 10½% Notes.

Other Debt

Other debt as of January 3, 2009 primarily consisted of equipment loans. Of this debt, $9.5 million had variable interest rates with an average interest rate of 3.3%, while $29.0 million had an average fixed interest rate of 4.9%.

The aggregate annual maturities for long-term debt are as follows (in thousands):

2009	$24,314
2010	15,064
2011	13,639
2012	12,099
2013	987,300
Thereafter	252,652
$1,305,068

Other Extinguishments

On May 4, 2007, the Company retired the remaining $10.5 million of its $350.0 million 9⅝% senior notes due 2012 (the “9⅝% Notes”) for 104.813% of the principal amount plus accrued interest, which was funded with its Revolving Credit Facility.  In connection with this retirement, the Company recorded a loss on early extinguishment of debt of $0.5 million, representing premiums paid.

In June 2006, the Company retired its then existing senior secured credit facility and offered a tender and consent solicitation (the “Tender Offer”) for any and all of the 9⅝% Notes. In connection with these events, the Company incurred a $32.7 million loss on early extinguishment of debt, which consisted of Tender Offer premiums of $25.2 million, the write-off of previously unamortized debt issuance costs of $6.6 million and Tender Offer expenses of $0.9 million.

Cash interest payments on long-term debt were $100.5 million in 2008, $89.2 million in 2007 and $68.0 million in 2006.

The estimated fair value of the Company’s long-term debt was approximately $750.0 million and $1.3 billion as of January 3, 2009 and December 29, 2007, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Debt (Continued)

Debt Covenant Compliance

The Amended Credit Facilities contain certain restrictions that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. The primary financial covenant calculation that the Company follows is its Leverage Covenant that is part of its Amended Credit Facilities. As of January 3, 2009, the Company was in compliance with all covenants under its debt agreements.

 The Company’s Leverage Covenant threshold steps down at the end of the second quarter of 2009. The Company currently expects to be in compliance with the Leverage Covenant during 2009; however, this cannot be assured. The Company’s failure to maintain applicable ratios, in certain circumstances, or effective internal controls would prevent it from borrowing additional amounts and could result in a default under its Amended Credit Facilities. Such default could cause the indebtedness outstanding under its Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, its 7⅞% Notes, 8⅜% Notes, 10½% Notes and any other indebtedness the Company may then have, to become immediately due and payable.

Interest Rate and Forward Starting Interest Rate Swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of January 3, 2009 and December 29, 2007, the Company had $595.0 million of such interest rate swaps.  The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s consolidated financial statements depends on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of January 3, 2009, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

In June 2009, $220.0 million of the $595.0 million interest rate swap agreements will mature. In the fourth quarter of 2008, the Company entered into $75.0 million of forward starting interest rate swaps to partially replace these maturing swap agreements.

Subsequent Event

Since January 3, 2009, the Company purchased in the open market $5.0 million of each of the 10½% Notes and the 7⅞% Notes, and $17.0 million of the 8⅜% Notes for $3.3 million, $3.1 million, and $10.8 million, respectively, plus accrued and unpaid interest.  In connection with these purchases, in the first quarter of 2009, the Company will record a gain on early extinguishment of debt of approximately $10.0 million. These open market purchases were all made within permitted restricted payment limits under the Company’s debt agreements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes

Income (loss) from continuing operations before income taxes, was as follows for the years ended (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Domestic	$(315,140)	$35,712	$(33,975)
Foreign	(448)	(1,827)	1,689
	$(315,588)	$33,885	$(32,286)

Income tax expense (benefit) on income (loss) from continuing operations consisted of the following for the years ended (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Current tax expense (benefit):
Federal	$2,011	$747	$3,082
Foreign	960	(1,300)	247
State	2,704	1,690	375
	5,675	1,137	3,704
Deferred expense (benefit):
Federal	(13,889)	7,400	(23,353)
Foreign	(1,603)	(703)	33
State	(8,795)	2,066	(1,522)
	(24,287)	8,763	(24,842)
Income tax expense (benefit)	$(18,612)	$9,900	$(21,138)

A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company’s actual income tax expense (benefit) is summarized as follows for the years ended (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Expected tax expense (benefit) at federal statutory income tax rate	$(110,456)	$11,860	$(11,300)
State and local income tax expense (benefit)	(1,302)	2,352	(1,130)
Change in valuation allowance	(1,298)	(4,621)	(11,593)
Change in contingency reserves	(4)	299	—
Non-U.S. tax rate differences	(486)	(478)	(306)
Non-deductible goodwill	90,990	—	—
Non-deductible expenses	2,883	1,349	873
Non-deductible investment expense	—	274	1,248
Expiration of net operating losses	—	—	565
Statutory foreign rate change	—	(921)	—
Other	1,061	(214)	505
Income tax expense (benefit)	$(18,612)	$9,900	$(21,138)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations. Valuation allowances are recorded to reduce deferred tax assets when it is “not more likely than not” that a tax benefit will be realized. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities of the Company, were as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets:
Net operating loss carryforwards	$63,539	$85,873
Capital loss carryback	3,647	3,621
Compensation and benefit related accruals	43,077	32,424
Foreign tax credit carryforwards	16,661	16,661
Alternative minimum tax credit carryforwards	10,000	8,119
Accounts receivable	3,275	3,808
Restructuring accruals	5,428	6,539
Accrued tax and interest	12,307	12,128
Other	18,841	9,779
Valuation allowance	(28,081)	(30,780)
Total deferred tax assets	148,694	148,172

Deferred tax liabilities:
Property, plant and equipment	(60,944)	(68,085)
Goodwill and other intangible assets	(86,633)	(118,686)
Inventory	1,029	842
Other	(234)	531
Total deferred tax liabilities	(146,782)	(185,398)
Net deferred tax (liability) asset	$1,912	$(37,226)

The net deferred tax asset (liability) as of January 3, 2009 included the following (in thousands):

	January 3, 2009	December 29, 2007
Current deferred tax asset (included in prepaid and other current assets)	$28,684	$17,955
Long-term deferred tax liability	(26,772)	(55,181)
Total	$1,912	$(37,226)

The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $63.5 million as of January 3, 2009. Federal net operating loss carryforwards of $156.4 million will expire in 2024 through 2026, foreign tax credit carryforwards of $16.7 million will expire in 2012 through 2015 and alternative minimum tax credit carryforwards of $10.0 million do not have an expiration date.

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under SFAS 109, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance. As a result, in the fourth quarter of 2008 and 2007, the Company adjusted its valuation allowance to reflect the realization of deferred tax assets of $1.3 million and $4.6 million, respectively, as reflected in the effective tax rate.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

The remaining portion of the Company’s valuation allowance as of January 3, 2009 will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the adoption of FIN 48, the Company did not record an adjustment to its liability for unrecognized income tax benefits or retained deficit. Included in the balance of unrecognized tax benefits as of January 3, 2009 are $0.1 million of tax benefits that, if recognized would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits as of January 3, 2009 are tax benefits that, if recognized would result in a decrease to goodwill of $6.6 million and tax benefits that, if recognized would result in adjustments of $10.5 million to other tax accounts. There is a reasonable possibility that within the next twelve months the Company may decrease its liability for uncertain tax positions by approximately $6.9 million due to the expiration of certain statutes of limitations. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the uncertain tax benefits noted above, the Company accrued interest of $1.9 million during 2008 and, in total, as of January 3, 2009, has recognized a liability for penalties of $0.3 million and interest of $7.0 million.

The Company’s unrecognized tax benefit activity for the years ending December 29, 2007 and January 3, 2009 was as follows (in thousands):

Unrecognized tax benefit – December 31, 2006	$10,748
Gross increases - tax positions in prior period	540
Gross increases - tax positions in current period	6,743
Unrecognized tax benefit – December 29, 2007	$18,031
Gross increases - tax positions in prior period	308
Gross decreases – tax positions in prior period	(1,162)
Unrecognized tax benefit – January 3, 2009	$17,177

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

Net cash payments for income taxes were $1.6 million in 2008, $3.8 million in 2007 and $2.7 million in 2006.

11. Restructuring, Impairment and Other Charges

The Company has two cost savings plans, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan

2007 Cost Savings and Integration Plan

In 2007, the Company formulated its cost savings and integration plan related to its 2007 Acquisitions. In connection with the implementation of this plan, during 2007, the Company closed its envelope plant in O’Fallon, Missouri, its forms plant in Girard, Kansas and commercial printing plants in San Francisco, California, Seattle, Washington, and Philadelphia, Pennsylvania and integrated these operations into acquired and other operations. In 2008, the Company continued the implementation of cost savings initiatives throughout its operations and closed a commercial printing plant in St. Louis, Missouri. As a result of cost savings and integration plan actions in 2008, the Company reduced its headcount by approximately 1,200. The Company anticipates further headcount reductions and plant closures in 2009.  The following tables present the details of the expenses recognized as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the year ended January 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Goodwill impairment charges	$168,429	$204,392	$—	$372,821
Employee separation costs	2,739	5,961	290	8,990
Asset impairments, net of gain on sale	1,130	1,421	—	2,551
Equipment moving expenses	324	658	—	982
Lease termination expenses	665	1,591	63	2,319
Multi-employer pension withdrawal income	—	(236)	—	(236)
Building clean-up and other expenses	562	1,671	51	2,284
Total restructuring and impairment charges	$173,849	$215,458	$404	$389,711

2007 Activity

Restructuring and impairment charges for the year ended December 29, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$2,381	$2,684	$5,065
Asset impairments	3,989	4,159	8,148
Equipment moving expenses	1,389	1,166	2,555
Lease termination expenses	126	3,773	3,899
Multi-employer pension withdrawal expenses	—	2,092	2,092
Building clean-up and other expenses	885	1,784	2,669
Total restructuring and impairment charges	$8,770	$15,658	$24,428

A summary of the activity charged to restructuring liabilities relating to the 2007 cost savings and integration plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance as of December 30, 2006	$—	$—	$—	$—
Accruals, net	3,899	5,065	2,092	11,056
Payments	(317)	(4,524)	—	(4,841)
Balance as of December 29, 2007	3,582	541	2,092	6,215
Accruals, net	2,319	8,990	(236)	11,073
Payments	(2,312)	(7,556)	(56)	(9,924)
Balance as of January 3, 2009	$3,589	$1,975	$1,800	$7,364

2005 Cost Savings and Restructuring Plan

In the fourth quarter of 2007, the Company completed the implementation of its 2005 cost savings and restructuring plan that it initiated in September 2005, that among other things, included consolidating purchasing activities and manufacturing platform with the closure of two manufacturing facilities in 2007 that were integrated into existing operations, reducing corporate and field human resources, streamlining information technology infrastructure and eliminating discretionary spending.  As a result of these actions, the Company reduced headcount by approximately 100 employees and closed and consolidated two commercial printing operations in 2007. During 2006, the Company reduced headcount by approximately 900 employees, consolidated seven manufacturing facilities and closed three printing operations. The following tables and discussion present the details of the expenses recognized as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the year ended January 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$36	$132	$35	$203
Asset impairments, net of gain on sale	—	(226)	—	(226)
Equipment moving expenses	—	520	—	520
Lease termination expenses	(93)	492	218	617
Building clean-up and other expenses	386	1,192	25	1,603
Total restructuring and impairment charges	$329	$2,110	$278	$2,717

2007 Activity

Restructuring and impairment charges for the year ended December 29, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,888	$2,960	$251	$5,099
Asset impairments, net of gain on sale	(349)	4,242	—	3,893
Equipment moving expenses	792	554	—	1,346
Lease termination expenses	(132)	1,471	112	1,451
Building clean-up and other expenses	381	3,394	94	3,869
Total restructuring and impairment charges	$2,580	$12,621	$457	$15,658

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring, Impairment and Other Charges (Continued)

2006 Activity

Restructuring and impairment charges for the year ended December 30, 2006 were as follows (in thousands):

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

A summary of the activity charged to the restructuring liabilities as a result of the 2005 cost savings and restructuring plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance as of December 30, 2006	$5,541	$1,427	$642	$7,610
Accruals, net	1,451	5,099	—	6,550
Payments	(2,199)	(5,363)	(345)	(7,907)
Balance as of December 29, 2007	4,793	1,163	297	6,253
Accruals, net	617	203	—	820
Payments	(1,533)	(1,366)	(89)	(2,988)
Balance as of January 3, 2009	$3,877	$—	$208	$4,085

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee in the first quarter of 2008, the Company incurred a non-recurring charge in 2008 of approximately $6.7 million for professional fees.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock-Based Compensation

The Company’s 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) authorized the issuance of 2,000,000 shares of the Company’s common stock, no more than 1,500,000 of which may be issued with respect to restricted shares, restricted share units ("RSUs") or other stock-based awards. Any shares not used for these awards may be used for awards of stock options and stock appreciation rights. In addition, the plan authorizes cash performance awards. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by 1,313,670 shares as of January 3, 2009.

The Company’s outstanding unvested stock options have maximum contractual terms of up to ten years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted shares vest ratably over four years. The Company has no outstanding stock appreciation rights. The Company’s outstanding RSUs principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or the exercise of other equity awards.

The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, restricted stock and restricted share units, based on the fair value of the award at the date of grant in accordance with the modified prospective method under SFAS 123(R). As required under SFAS 123(R), the Company reversed the unearned compensation component of shareholders’ deficit with an equal offsetting reduction of paid-in capital as of January 1, 2006 and increases paid-in capital for share-based compensation costs recognized during the period. The Company uses the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period for each separately vesting portion of the award, net of estimated forfeitures.

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations was $18.1 million, $10.3 million and $6.0 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock-Based Compensation (Continued)

As of January 3, 2009, there was approximately $29.8 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.1 years.

Stock Options

A summary of the Company’s outstanding stock options as of and for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding as of January 1, 2006	2,365,961	$8.95
Granted	1,570,000	20.55
Exercised	(329,814)	6.03		$3,479
Forfeited	(279,367)	8.99
Outstanding as of December 31, 2006	3,326,780	$14.71	5.7	$21,589
Granted	780,000	17.89
Exercised	(34,175)	8.92		$463
Forfeited	(222,625)	18.84
Outstanding as of December 30, 2007	3,849,980	$15.14	4.8	$13,661
Granted	—	—
Exercised	(209,880)	8.93		$516
Forfeited	(718,125)	17.04
Outstanding as of January 3, 2009	2,921,975	15.12	3.9	$32

Exercisable as of December 30, 2006	549,280	9.32	5.4	$6,529
Exercisable as of December 29, 2007	1,316,855	12.71	4.5	$7,503
Exercisable as of January 3, 2009	1,678,225	13.76	3.9	$32

________________________

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of January 3, 2009, December 29, 2007 and December 30, 2006 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock-Based Compensation (Continued)

The weighted-average grant date fair value of stock options granted in 2007 and 2006, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions are as follows:

	December 29, 2007	December 30, 2006
Weighted average fair value of option grants during the year	$6.31	$9.56
Assumptions:
Expected option life in years	4.25	4.27
Risk-free interest rate	4.05%	4.75%
Expected volatility	0.363	0.516
Expected dividend yield	0.0%	0.0%

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

Restricted Shares and RSUs

A summary of the Company’s nonvested restricted shares and RSUs as of and for the three years ended January 3, 2009 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2006	200,000	$9.52	236,600	$9.69
Granted	—	—	532,150	20.55
Vested	(50,000)	9.52	(141,600)	9.81
Forfeited	—	—	(20,000)	9.52
Outstanding as of December 30, 2006	150,000	9.52	607,150	19.19
Granted	—	—	761,750	17.89
Vested	(50,000)	9.52	(173,900)	20.55
Forfeited	—	—	(62,850)	18.97
Outstanding as of December 29, 2007	100,000	9.52	1,132,150	18.36
Granted	—	—	1,930,410	9.77
Vested	(50,000)	9.52	(395,600)	18.19
Forfeited	—	—	(136,171)	17.59
Outstanding as of January 3, 2009	50,000	9.52	2,530,789	11.95

The total fair value of restricted shares and RSUs which vested during 2008 was $0.5 million and $3.8 million, respectively, as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2007 was $0.9 million and $3.1 million, respectively, as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2006 was $1.0 million and $2.9 million, respectively, as of the respective vesting dates.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”), No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). This election was available for adoption on December 31, 2006 and the Company determined not to use the alternative method.

13. Retirement Plans

Savings Plan. The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2008, 2007 and 2006, the Company only matched certain union employee’s voluntary contributions and contributions required under the purchase agreements related to the 2007 Acquisitions. Company contributions to the plan were approximately $0.1 million in 2008, $1.1 million in 2007 and $0.4 million in 2006. The plan held 2,195,145 shares of the Company’s common stock as of January 3, 2009.

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

Supplemental Executive Retirement Plans. As a result of prior acquisitions, including Cadmus in 2007, the Company assumed responsibility for supplemental executive retirement plans (“SERP”), which provide benefits to certain former directors and executives. For accounting purposes, these plans are unfunded; however, the predecessor company had purchased annuities, which are included in other assets, net in the consolidated balance sheets. These annuities cover a portion of the liability to the participants in these plans and the income from the annuities offsets a portion of the cost of the plans.

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

 CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Retirement Plans (Continued)

The following table sets forth the consolidated financial status of the Company’s pension, SERP and OPEB plans and the amounts recognized in the consolidated balance sheets as of January 3, 2009 and December 29, 2007 (in thousands).

	Pensions		SERPs		OPEBs
	2008	2007	2008	2007	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$155,793	$11,531	$17,215	$8,463	$2,425	$—
Projected benefit obligation assumed from acquisitions	—	141,970	—	9,206	—	2,641
Service cost	480	413	—	—	—	—
Interest cost	9,030	7,605	935	1,002	137	124
Actuarial (gain) loss	(5,995)	342	110	760	(149)	(99)
Plan amendment (gain) loss	—	—	—	—	(47)	—
Benefits paid	(7,937)	(6,068)	(1,931)	(2,216)	(177)	(241)
Benefit obligation at end of year	$151,371	$155,793	$16,329	$17,215	$2,189	$2,425
Change in plan assets:
Fair value of plan assets at beginning of year	$132,989	$9,522	$—	$—	$—	$—
Fair value of plan assets assumed from acquisitions	—	113,701	—	—	—	—
Actual return on plan assets	(32,934)	7,056	—	—	—	—
Employer contributions	6,108	8,778	1,931	2,216	177	241
Benefits paid	(7,937)	(6,068)	(1,931)	(2,216)	(177)	(241)
Fair value of plan assets at end of year	98,226	132,989	—	—	—	—

Funded status	$(53,145)	$(22,804)	$(16,329)	$(17,215)	$(2,189)	$(2,425)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$42,063	$4,720	$870	$760	$(248)	$(99)
Prior service cost	18	26	—	—	(47)	—

Total	$42,081	$4,746	$870	$760	$(295)	$(99)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$1,939	$1,940	$265	$287
Long-term liabilities	53,145	22,804	14,390	15,275	1,924	2,138
Total liabilities	$53,145	$22,804	$16,329	$17,215	$2,189	$2,425

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Retirement Plans (Continued)

The components of the net periodic pension expense for the pension, SERP and OPEB plans were as follows in 2008, 2007 and 2006 (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Service cost	$480	$413	$169
Interest cost on projected benefit obligation	10,102	8,731	2,061
Expected return on plan assets	(10,624)	(8,339)	(703)
Net amortization and deferral	8	8	8
Recognized actuarial loss	221	224	267
Net periodic expense	$187	$1,037	$1,802

Interest cost on projected benefit obligation includes $1.1 million, $1.1 million and $1.4 million related to the Company’s SERP and OPEB plans in 2008, 2007 and 2006, respectively.

The assumptions used in computing the net pension expense and the funded status were as follows:

	January 3, 2009	December 29, 2007	December 30, 2006
Weighted average discount rate	6.25%	6.00%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The discount rate assumption used to determine the Company’s pension obligations as of January 3, 2009 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of January 3, 2009 using a single discount rate rounded to the nearest 0.25%.

The discount rate assumption used to determine the Company’s pension obligations as of December 29, 2007 takes into account the cash flow benefit and the yields on high-quality corporate bonds that would be available to provide for the payment of the cash flow benefit. The ultimate rate is developed by calculating the weighted average duration of the benefit liabilities and matching that to the average yield as of December 29, 2007 on corporate Aa-rated bonds with the same duration rounded to the nearest 0.25%.

The discount rate assumption used to determine the Company’s pension obligations as of December 30, 2006, was based on a yield curve, with the result rounded to the nearest 0.25%. The yield curve was designed to provide a means to value the obligations of pension plans or postretirement benefit plans. The yield curve is a hypothetical double-A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a credit rating of Aa or better by Moody’s Investor Service, Inc. or a credit rating of AA or better by Standard & Poor’s.

The expected long-term rate of return on plan assets of 8.0% is based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Retirement Plans (Continued)

The range of asset allocations and the target allocations for the investments were as follows:

	January 3, 2009	December 29, 2007	Target
Equity securities	46-71%	56-75%	60-75%
Debt securities, including cash	25-38%	14-35%	25-35%
Other	4-16%	4-11%	0-10%

The Company’s investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are diversified with a blend of equity and fixed income securities. Equity investments are diversified by including U.S. and non-U.S. stocks, growth stocks, value stocks and stocks of large and small companies.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	January 3, 2009	December 29, 2007
Projected benefit obligation	$167,700	$173,008
Accumulated benefit obligation	166,928	172,365
Fair value of plan assets	98,226	132,989

The Company expects to contribute approximately $5.1 million to its pension plans and approximately $2.2 million to its SERP and OPEB plans in 2009.

The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2009 through 2013, and in the aggregate for the years 2014 through 2018, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2009	$8,555	$1,924	$273
2010	8,673	1,779	258
2011	8,766	1,703	241
2012	9,037	1,795	224
2013	9,239	1,863	209
2014 – 2018	49,463	6,859	860

Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $3.8 million in 2008, $3.7 million in 2007 and $3.1 million in 2006. In 2007, the Company recorded withdrawal liabilities of $2.1 million, from certain multi-employer pension plans that were incurred in connection with its restructuring programs.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Commitments and Contingencies

Leases. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2018. Certain leases include renewal and purchase options. As of January 3, 2009, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year were as follows (in thousands):

2009	$29,779
2010	21,651
2011	16,357
2012	11,236
2013	9,392
Thereafter	22,493
Total	$110,908

Rent expense was $40.2 million, $43.4 million and $36.1 million in 2008, 2007 and 2006, respectively.

Concentrations of Credit Risk. The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are generally limited due to the Company’s customer base and its dispersion across different industries and geographic areas.

Letters of Credit. As of January 3, 2009, the Company had outstanding letters of credit of approximately $18.0 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will be significant.

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

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was as follows (in thousands):

	January 3, 2009	December 29, 2007
Currency translation adjustments	$(899)	$8,595
Unrealized loss on cash flow hedges, net of tax benefit of $10,101 and $4,986 as of January 3, 2009 and December 29, 2007, respectively	(18,503)	(10,772)
Pension liability adjustments, net of tax benefit of $13,292 and tax expense of $1,294 as of January 3, 2009 and December 29, 2007, respectively	(26,950)	(4,336)
Accumulated other comprehensive loss	$(46,352)	$(6,513)

In connection with the non-cash goodwill impairment charges recorded in the fourth quarter of 2008, the Company reclassified $1.0 million of currency translation adjustment into restructuring, impairment and other charges. In connection with the sale of its remaining investment in the Fund on March 13, 2007, the Company reclassified $5.5 million of currency translation adjustment into discontinued operations from accumulated other comprehensive loss.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if options, restricted stock and RSUs (“equity awards”) to issue common stock were exercised under the treasury stock method. The only Company securities as of January 3, 2009 that could dilute basic income (loss) per share for periods subsequent to January 3, 2009, that were not included in the computation of diluted earnings per share are (i) outstanding stock options which are exercisable into 2,896,461 shares of the Company’s common stock and (ii) 2,445,939 shares of restricted stock and RSUs.

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended (in thousands, except per share data):

	January 3, 2009	December 29, 2007	December 30, 2006
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(296,976)	$23,985	$(11,148)
Income (loss) from discontinued operations, net of taxes	(1,051)	16,796	126,519
Net income	$(298,027)	$40,781	$115,371
Denominator weighted average common shares outstanding:
Basic shares	53,904	53,584	53,288
Dilutive effect of equity awards	—	1,061	—
Diluted shares	53,904	54,645	53,288

Income (loss) per share – basic:
Continuing operations	$(5.51)	$0.45	$(0.21)
Discontinued operations	(0.02)	0.31	2.38
Net income (loss)	$(5.53)	$0.76	$2.17
Income (loss) per share - diluted:
Continuing operations	$(5.51)	$0.44	$(0.21)
Discontinued operations	(0.02)	0.31	2.38
Net income (loss)	$(5.53)	$0.75	$2.17

17. Segment Information

The Company operates in two segments: the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing and printing of: (i) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (ii) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains.  The commercial printing segment provides print, design and content management offerings, including: (i) high-end printed materials, which includes a wide range of premium products for major national and regional customers; (ii) general commercial printing products for regional and local customers; (iii) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational consumer products companies.

Operating income of each segment includes substantially all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses (Note 12).

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Segment Information (Continued)

Summarized financial information concerning the reportable segments is as follows as of and for the years ended (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Net sales:
Envelopes, Forms and Labels	$916,145	$897,722	$780,696
Commercial Printing	1,182,549	1,148,994	730,528
Total	$2,098,694	$2,046,716	$1,511,224
Operating income (loss):
Envelopes, Forms and Labels	$(40,979)	$117,342	$82,753
Commercial Printing	(136,828)	55,085	13,606
Corporate	(45,739)	(34,877)	(32,964)
Total	$(223,546)	$137,550	$63,395
Restructuring, impairment and other charges:
Envelopes, Forms and Labels	$174,178	$11,350	$18,336
Commercial Printing	217,568	28,279	21,560
Corporate	7,320	457	1,200
Total	$399,066	$40,086	$41,096
Significant noncash charges (credits):
Envelopes, Forms and Labels	$169,916	$3,640	$6,880
Commercial Printing	210,172	16,089	3,821
Corporate	1,950	—	(355)
Total	$382,038	$19,729	$10,346
Depreciation and intangible asset amortization:
Envelopes, Forms and Labels	$25,410	$21,015	$16,438
Commercial Printing	47,164	43,346	23,567
Corporate	1,435	1,147	688
Total	$74,009	$65,508	$40,693
Capital expenditures:
Envelopes, Forms and Labels	$7,181	$5,145	$4,837
Commercial Printing	39,819	24,546	12,974
Corporate	2,243	1,847	2,119
Total	$49,243	$31,538	$19,930
Net sales by product line:
Envelopes	$651,235	$604,351	$582,460
Commercial Printing	815,388	823,195	727,611
Journals and Periodicals	365,490	323,370	—
Labels and Business Forms	266,581	295,800	201,153
Total	$2,098,694	$2,046,716	$1,511,224
Intercompany sales:
Envelopes, Forms and Labels to Commercial Printing	$6,415	$8,802	$13,254
Commercial Printing to Envelopes, Forms and Labels	3,655	6,985	15,855
Total	$10,070	$15,787	$29,109

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Segment Information (Continued)

	January 3, 2009	December 29, 2007
Identifiable assets:
Envelopes, Forms and Labels	$624,760	$833,337
Commercial Printing	863,224	1,105,832
Corporate	64,130	63,553
Total	$1,552,114	$2,002,722

Geographic information is as follows as of and for the years ended (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Net sales:
U.S.	$2,014,412	$1,961,505	$1,452,453
Foreign	84,282	85,211	58,771
Total	$2,098,694	$2,046,716	$1,511,224

	January 3, 2009	December 29, 2007
Long-lived assets (property plant and equipment and
intangible assets):
U.S.	$991,596	$1,335,213
Foreign	16,988	33,552
Total	$1,008,584	$1,368,765

18. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued 7⅞% Notes and, in connection with the acquisition of Cadmus, assumed Cadmus’ 8⅜% Notes (the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three years ended January 3, 2009, December 29, 2007 and December 30, 2006.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s primary transactions with its subsidiaries other than the investment account and related equity in net income (loss) of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$4,715	$1,053	$4,676	$—	$10,444
Accounts receivable, net	—	127,634	137,746	4,765	—	270,145
Inventories	—	86,219	72,149	1,201	—	159,569
Notes receivable from subsidiaries	—	39,195	—	—	(39,195)	—
Prepaid and other current assets	—	62,961	9,879	2,050	—	74,890
Total current assets	—	320,724	220,827	12,692	(39,195)	515,048

Investment in subsidiaries	(220,955)	1,380,326	7,063	—	(1,166,434)	—
Property, plant and equipment, net	—	165,140	254,841	476	—	420,457
Goodwill	—	29,245	281,938	—	—	311,183
Other intangible assets, net	—	9,089	267,855	—	—	276,944
Other assets, net	—	21,936	6,205	341	—	28,482
Total assets	$(220,955)	$1,926,460	$1,038,729	$13,509	$(1,205,629)	$1,552,114

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$15,956	$8,358	$—	$—	$24,314
Accounts payable	—	99,150	73,402	1,883	—	174,435
Accrued compensation and related liabilities	—	21,311	16,008	—	—	37,319
Other current liabilities	—	74,653	13,302	915	—	88,870
Intercompany payable (receivable)	—	658,885	(663,337)	4,452	—	—
Notes payable to issuer	—	—	39,195	—	(39,195)	—
Total current liabilities	—	869,955	(513,072)	7,250	(39,195)	324,938

Long-term debt	—	1,259,175	22,866	—	—	1,282,041
Deferred income tax liability (asset)	—	(56,500)	84,076	(804)	—	26,772
Other liabilities	—	74,785	64,533	—	—	139,318
Shareholders’ (deficit) equity	(220,955)	(220,955)	1,380,326	7,063	(1,166,434)	(220,955)
Total liabilities and shareholders’ (deficit) equity	$(220,955)	$1,926,460	$1,038,729	$13,509	$(1,205,629)	$1,552,114

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended January 3, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$993,403	$1,085,130	$20,161	$—	$2,098,694
Cost of sales	—	809,380	847,861	13,944	—	1,671,185
Selling, general and administrative	—	144,490	97,929	562	—	242,981
Amortization of intangible assets	—	447	8,561	—	—	9,008
Restructuring and impairment charges	—	167,897	231,169	—	—	399,066
Operating income (loss)	—	(128,811)	(100,390)	5,655	—	(223,546)
Interest expense, net	—	105,739	1,747	(165)	—	107,321
Intercompany interest expense (income)	—	(2,320)	2,320	—	—	—
(Gain) loss on early extinguishment of debt	—	(14,642)	—	—	—	(14,642)
Other (income) expense, net	—	305	(197)	(745)	—	(637)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(217,893)	(104,260)	6,565	—	(315,588)
Income tax expense (benefit)	—	(15,549)	(3,270)	207	—	(18,612)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(202,344)	(100,990)	6,358	—	(296,976)
Equity in income of unconsolidated subsidiaries	(298,027)	(94,632)	6,358	—	386,301	—
Income (loss) from continuing operations	(298,027)	(296,976)	(94,632)	6,358	386,301	(296,976)
Income from discontinued operations, net of taxes	—	(1,051)	—	—	—	(1,051)
Net income (loss)	$(298,027)	$(298,027)	$(94,632)	$6,358	$386,301	$(298,027)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 3, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided (used in) by operating activities	$18,140	$(69,095)	$258,441	$2,362	$—	$209,848
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(47,412)	—	—	—	(47,412)
Capital expenditures	—	(27,368)	(21,875)	—	—	(49,243)
Intercompany note	—	913	—	—	(913)	—
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	17,944	314	—	—	18,258
Net cash (used in) provided by investing activities	—	(59,576)	(21,561)	—	(913)	(82,050)
Cash flows from financing activities:
Repayment of senior unsecured loan	—	(175,000)	—	—	—	(175,000)
(Repayment) borrowings under revolving credit facility, net	—	(83,200)	—	—	—	(83,200)
Repayment of 8⅜% senior subordinated notes	—	(19,567)	—	—	—	(19,567)
Repayments of other long-term debt	—	(1,137)	(17,796)	—	—	(18,933)
Repayment of 7⅞% senior subordinated notes	—	(10,561)	—	—	—	(10,561)
Repayments of term loans	—	(7,200)	—	—	—	(7,200)
Payment of debt issuance costs	—	(5,297)	—	—	—	(5,297)
Purchase and retirement of common stock upon vesting of RSUs	(1,054)	—	—	—	—	(1,054)
Tax liability from stock-based compensation	(1,377)	—	—	—	—	(1,377)
Payment of refinancing fees, redemption, premiums and expenses	—	(130)	—	—	—	(130)
Proceeds from issuance of 10½% senior notes	—	175,000	—	—	—	175,000
Proceeds from issuance of other long-term debt	—	6,927	6,000	—	—	12,927
Proceeds from exercise of stock options	1,876	—	—	—	—	1,876
Intercompany note	—	—	(913)	—	913	—
Intercompany advances	(17,585)	240,460	(224,000)	1,125	—	—
Net cash (used in) provided by financing activities	(18,140)	120,295	(236,709)	1,125	913	(132,516)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	—	(720)	—	(720)
Net (decrease) increase in cash and cash equivalents	—	(8,376)	171	2,767	—	(5,438)
Cash and cash equivalents at beginning of year	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of year	$—	$4,715	$1,053	$4,676	$—	$10,444

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information (Continued)

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

18. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 29, 2007
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 29, 2007
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by continuing operating activities	$10,280	$(65,159)	$139,178	$1,909	$—	$86,208
Net cash provided by discontinued operating activities	—	2,198	—	—	—	2,198
Net cash (used in) provided by operating activities	10,280	(62,961)	139,178	1,909	—	88,406
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(627,304)	—	—	—	(627,304)
Capital expenditures	—	(14,016)	(17,522)	—	—	(31,538)
Intercompany note	—	2,733	—	—	(2,733)	—
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	8,702	247	—	—	8,949
Proceeds from divestitures, net	—	431	—	—	—	431
Net cash provided by (used in) investing activities of continuing operations	—	(633,107)	(17,275)	—	(2,733)	(653,115)
Proceeds from the sale of discontinued operations	—	73,628	—	—	—	73,628
Net cash provided by investing activities of discontinued operations	—	73,628	—	—	—	73,628
Net cash provided by (used in) investing activities	—	(559,479)	(17,275)	—	(2,733)	(579,487)
Cash flows from financing activities:
Proceeds from issuance of term loans	—	720,000	—	—	—	720,000
Proceeds from unsecured loan	—	175,000	—	—	—	175,000
Borrowings under revolving credit facility, net	—	75,700	—	—	—	75,700
Proceeds from exercise of stock options	304	—	—	—	—	304
Proceeds from excess tax benefit from stock based compensation	67	—	—	—	—	67
Repayment of term loan B	—	(324,188)	—	—	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	(70,100)	—	—	—	(70,100)
Repayment of 8⅜% senior subordinated notes	—	(20,880)	—	—	—	(20,880)
Repayment of 9⅝% notes	—	(10,498)	—	—	—	(10,498)
Repayments of term loans	—	(4,900)	—	—	—	(4,900)
Repayments of other long-term debt	—	(2,477)	(26,576)	—	—	(29,053)
Payment of refinancing fees, redemption, premiums and expenses	—	(8,045)	—	—	—	(8,045)
Payment of debt issuance costs	—	(5,906)	—	—	—	(5,906)
Purchase and retirement of common stock upon vesting of RSUs	(1,302)	—	—	—	—	(1,302)
Intercompany note	—	—	(2,733)	—	2,733	—
Intercompany advances	(9,349)	103,170	(93,821)	—	—	—
Net cash provided by (used in) financing activities	(10,280)	626,876	(123,130)	—	2,733	496,199
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	206	—	—	206
Net increase (decrease) in cash and cash equivalents	—	4,436	(1,021)	1,909	—	5,324
Cash and cash equivalents at beginning of year	—	8,655	1,903	—	—	10,558
Cash and cash equivalents at end of year	$—	$13,091	$882	$1,909	$—	$15,882

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 30, 2006
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 30, 2006
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$5,954	$(56,113)	$64,683	$—	$—	$14,524
Net cash provided by discontinued operating activities	—	6,215	2,617	—	—	8,832
Net cash provided by (used in) operating activities	5,954	(49,898)	67,300	—	—	23,356
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(49,425)	—	—	—	(49,425)
Intercompany note	—	(42,841)	—	—	42,841	—
Capital expenditures	—	(16,695)	(3,235)	—	—	(19,930)
Acquisition payments	—	(4,653)	—	—	—	(4,653)
Proceeds from sale of property, plant and equipment	—	11,380	95	—	—	11,475
Proceeds from divestitures, net	—	3,189	—	—	—	3,189
Net cash used in investing activities of continuing operations	—	(99,045)	(3,140)	—	42,841	(59,344)
Proceeds from the sale of discontinued operations	—	211,529	—	—	—	211,529
Capital expenditures for discontinued operations	—	—	(632)	—	—	(632)
Net cash provided by investing activities of discontinued operations	—	211,529	(632)	—	—	210,897
Net cash (used in) provided by investing activities	—	112,484	(3,772)	—	42,841	151,553
Cash flows from financing activities:
Proceeds from issuance of term loans	—	325,000	—	—	—	325,000
Borrowings under revolving credit facility, net	—	15,574	(74)	—	—	15,500
Proceeds from exercise of stock options	1,956	—	—	—	—	1,956
Proceeds from excess tax benefit from stock based compensation	1,168	—	—	—	—	1,168
Repayment of 9⅝% notes	—	(339,502)	—	—	—	(339,502)
Repayments of term loans	—	(813)	—	—	—	(813)
(Repayments) borrowings under senior secured revolving credit facility, net	—	(123,931)	—	—	—	(123,931)
Repayments of other long-term debt	—	(12,465)	(630)	—	—	(13,095)
Payment of refinancing fees, redemption, premiums and expenses	—	(26,142)	—	—	—	(26,142)
Payment of debt issuance costs	—	(3,770)	—	—	—	(3,770)
Purchase and retirement of common stock upon vesting of RSUs	(1,786)	—	—	—	—	(1,786)
Intercompany note	—	—	42,841	—	(42,841)	—
Intercompany advances	(7,292)	112,118	(104,826)	—	—	—
Net cash used in financing activities	(5,954)	(53,931)	(62,689)	—	(42,841)	(165,415)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	14	—	—	14
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	15	—	—	15
Net increase in cash and cash equivalents	—	8,655	868	—	—	9,523
Cash and cash equivalents at beginning of year	—	—	1,035	—	—	1,035
Cash and cash equivalents at end of year	$—	$8,655	$1,903	$—	$—	$10,558

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended 2008
Net sales	$534,328	$524,501	$522,705	$517,160
Gross profit	98,030	107,095	115,797	106,587
Operating income (loss)	22,980	36,151	48,176	(330,853	) (2)
Income (loss) from continuing operations	(2,743)	3,066	12,387	(309,686	) (3)
Income (loss) from discontinued operations, net of taxes	(656)	(399)	(59)	63
Net income (loss)	(3,399)	2,667	12,328	(309,623	) (3)
Income (loss) per share from continuing operations—
Basic and diluted(1)	(0.05)	0.06	0.23	(5.71)
Income (loss) per share from discontinued operations—
Basic and diluted(1)	(0.01)	(0.01)	—	—
Net income (loss) per share—basic and diluted(1)	(0.06)	0.05	0.23	(5.71)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended 2007
Net sales	$414,714	$496,960	$550,601	$584,441
Gross profit	82,178	94,743	114,492	126,597
Operating income	28,239	27,951	27,711	53,649
Income from continuing operations	1,780	2,570	2,511	17,124
Income (loss) from discontinued operations, net of taxes	16,293	(342)	(810)	1,655
Net income	18,073	2,228	1,701	18,779
Income per share from continuing operations—basic(1)	0.03	0.05	0.04	0.32
Income per share from continuing operations—diluted(1)	0.03	0.05	0.04	0.31
Income (loss) per share from discontinued operations—basic(1)	0.31	(0.01)	(0.01)	0.03
Income (loss) per share from discontinued operations—diluted(1)	0.30	(0.01)	(0.01)	0.03
Net income per share—basic(1)	0.34	0.04	0.03	0.35
Net income per share—diluted(1)	0.33	0.04	0.03	0.34

 ________________________
(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.
(2)	Includes $372.8 million of pre-tax goodwill impairment charges.
(3)	Includes $330.7 million of goodwill impairment charges, net of a tax benefit of $42.1 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the (“Exchange Act”) as of January 3, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2009 in order to ensure that the information required to be disclosed by the Company in its filings under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 3, 2009 is effective.

The Company’s internal control over financial reporting as of January 3, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 80.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cenveo, Inc.

We have audited Cenveo, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cenveo, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 3, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal year then ended and our report dated March 18, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Melville, New York
March 18, 2009

Item 9B.   Other Information

Not applicable.
PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company and the information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Stockholders (2009 Proxy Statement) under the captions “Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Nomination of Directors,” and “Audit Committee,” and such information is incorporated herein by reference.

Item 11.   Executive Compensation

This information is included under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is included under the captions “Ownership of Voting Securities” and “Compensation of Executive Officers—Equity Compensation Plan Information” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

This information is included under the captions “Transactions with Related Persons” and “Director Independence” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

This information is included under the captions “Independent Public Auditors” and “Report of the Audit Committee” in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules

Included in Part IV of this Report:

		Page
Schedule II	Valuation and Qualifying Accounts for the Years Ended
	January 3, 2009, December 29, 2007 and December 30, 2006	87

(a)(3) Exhibits

Exhibit Number	Description

2.1
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

4.5
Fifth Supplemental Indenture, dated as of August 30, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

4.6
Sixth Supplemental Indenture, dated as of April 16, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004, relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008, filed August 7, 2008.

4.7
Seventh Supplemental Indenture, dated as of August 20, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004, relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

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

4.10
Second Supplemental Indenture, dated as of May 19, 2006, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.2 to Cadmus Communications Corporation’s annual report on Form 10-K for the year ended July 1, 2006, filed September 13, 2006.

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

4.13
Fifth Supplemental Indenture, dated as of August 30, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

4.14
Sixth Supplemental Indenture, dated as of November 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.12 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed on March 28, 2008.

4.15
Seventh Supplemental Indenture, dated as of April 16, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.16 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008, filed on August 7, 2008.

4.16
Eighth Supplemental Indenture, dated as of August 20, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.18 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

4.17
Indenture, dated as of June 13, 2008, between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.18
Guarantee by Cenveo, Inc. and the other guarantors named therein relating to the 10½% Notes of Cenveo Corporation —incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.19
First Supplemental Indenture, dated as of August 20, 2008, to the Indenture of June 13, 2008 between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.21 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

4.20
Registration Rights Agreement dated as of June 13, 2008, among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and Lehman Brothers Inc.—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

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

10.3+
Amendment, dated November 8, 2006, to Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.19 of registrant’s annual report on Form 10-K filed for the year ended December 30, 2006, filed February 28, 2007.

10.4+
Amendment, dated November 6, 2007, to Employment Agreement dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.4 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed March 28, 2008.

10.5+
Amendment, dated February 27, 2008, to Employment Agreement dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended March 29, 2008, filed May 7, 2008.

10.6+*	Amendment, dated December 29, 2008, to Employment Agreement dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.

10.7+
Employment Agreement dated as of February 1, 2008 between the registrant and Dean Cherry—incorporated by reference to Exhibit 10.5 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed on March 28, 2008.

10.8+
Employment Agreement dated as of July 11, 2007 between the registrant and Mark Hiltwein—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

10.9+
Employment Agreement dated as of June 22, 2006 between the registrant and Timothy Davis—incorporated by reference to Exhibit 10.22 to registrant’s quarterly report on Form 10-Q for the quarter ended July 1, 2006, filed August 9, 2006.

10.10
Settlement and Governance Agreement by and among the registrant, Burton Capital Management, LLC and Robert G. Burton, Sr., dated September 9, 2005—incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated (date of earliest event reported) September 9, 2005, filed September 12, 2005.

10.11+
Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit 10.24 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 2, 2004.

10.12+	Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit A to registrant’s Schedule 14A filed April 28, 2008.

10.13+
Form of Non-Qualified Stock Option Agreement for Employees under 2007 Long-Term Equity Incentive Plan—incorporated by reference to Exhibit 10.17 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed on March 28, 2008.

10.14+
Form of Restricted Share Unit Award Agreement for Employees under 2007 Long-Term Equity Incentive Plan—incorporated by reference to Exhibit 10.18 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed on March 28, 2008.

10.15+
Form of Restricted Share Unit Award Agreement for Non-Employee Directors under 2007 Long-Term Equity Incentive Plan—incorporated by reference to Exhibit 10.19 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed on March 28, 2008.

10.16
Credit Agreement dated as of June 21, 2006 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 21, 2006, filed June 27, 2006.

10.17
First Amendment, dated as of March 7, 2007, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto—incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

10.18
Credit Agreement Supplement, dated as of July 9, 2007, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

10.19
Loan Agreement, dated as of August 30, 2007, among Cenveo Corporation, Cenveo, Inc., Lehman Commercial Paper Inc., as Administrative Agent, the lenders party thereto and Lehman Brothers Inc., as Sole Lead Arranger and Sole Book Manager—incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Deloitte & Touche LLP.

23.3*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 89.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.
____________
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

(b) Exhibits Filed

Included in Item 15(a)(3) of this Report.

(c) Financial Statement Schedules Filed

Included in Item 15(a)(2) of this Report.

SCHEDULE II

CENVEO, INC. AND SUBSIDIARIES
Supplemental Valuation and Qualifying Accounts
(in thousands)

	For The Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Accounts receivable allowances
Balance at beginning of year	$9,911	$4,802	$5,236
Charged to costs and expenses	4,660	5,363	4,345
Recoveries and other charges(2)	(554)	3,466	(735)
Deductions(1)	(8,001)	(3,720)	(4,044)
Balance at end of year	$6,016	$9,911	$4,802

	For The Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Inventory reserves
Balance at beginning of year	$7,455	$4,926	$5,899
Charged to costs and expenses	902	2,851	1,900
Recoveries and other charges(2)	242	844	(1,209)
Deductions(1)	(656)	(1,166)	(1,664)
Balance at end of year	$7,943	$7,455	$4,926

_______________
(1)	Amounts written off.
(2)	Other charges include acquired balances and changes attributable to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 19, 2009.

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

Signature	Title	Date

/s/ Robert G. Burton, Sr.	Chairman and Chief Executive Officer	March 19, 2009
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ Mark S. Hiltwein	Chief Financial Officer	March 19, 2009
Mark S. Hiltwein	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Gerald S. Armstrong	Director	March 19, 2009
Gerald S. Armstrong

	Director	March 19, 2009
Patrice M. Daniels

/s/ Leonard C. Green	Director	March 19, 2009
Leonard C. Green

/s/ Mark J. Griffin	Director	March 19, 2009
Mark J. Griffin

/s/ Robert Obernier	Director	March 19, 2009
Robert Obernier