Form 10-Q
period 2009-03-28
CENVEO, INC
filed 2009-05-06
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2009 the registrant had 54,606,238 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 28, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$10,207	$10,444
Accounts receivable, net	249,998	270,145
Inventories	149,653	159,569
Prepaid and other current assets	68,544	74,890
Total current assets	478,402	515,048

Property, plant and equipment, net	409,831	420,457
Goodwill	311,183	311,183
Other intangible assets, net	274,628	276,944
Other assets, net	27,401	28,482
Total assets	$1,501,445	$1,552,114

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$16,481	$24,314
Accounts payable	181,422	174,435
Accrued compensation and related liabilities	32,953	37,319
Other current liabilities	83,553	88,870
Total current liabilities	314,409	324,938

Long-term debt	1,244,741	1,282,041
Deferred income taxes	25,955	26,772
Other liabilities	137,717	139,318
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	545	542
Paid-in capital	274,852	271,821
Retained deficit	(451,277)	(446,966)
Accumulated other comprehensive loss	(45,497)	(46,352)
Total shareholders’ deficit	(221,377)	(220,955)
Total liabilities and shareholders’ deficit	$1,501,445	$1,552,114

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	$412,100	$534,328
Cost of sales	348,316	436,298
Selling, general and administrative	52,515	63,126
Amortization of intangible assets	2,316	2,175
Restructuring, impairment and other charges	8,732	9,749
Operating income	221	22,980
Interest expense, net	22,545	26,978
Gain on early extinguishment of debt	(17,642)	—
Other expense, net	35	461
Loss from continuing operations before income taxes	(4,717)	(4,459)
Income tax benefit	(530)	(1,716)
Loss from continuing operations	(4,187)	(2,743)
Loss from discontinued operations, net of taxes	(124)	(656)
Net loss	$(4,311)	$(3,399)
Loss per share – basic and diluted:
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	—	(0.01)
Net loss	$(0.08)	$(0.06)
Weighted average shares:
Basic and diluted	54,352	53,715

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(4,311)	$(3,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	124	656
Depreciation and amortization, excluding non-cash interest expense	17,450	18,013
Non-cash interest expense, net	485	390
Gain on early extinguishment of debt	(17,642)	—
Stock-based compensation provision	3,462	2,692
Non-cash restructuring, impairment and other charges	3,334	3,456
Deferred income taxes	(1,154)	(1,775)
Gain on sale of assets	(47)	(294)
Other non-cash charges, net	1,556	3,140
Changes in operating assets and liabilities:
Accounts receivable	19,329	35,195
Inventories	9,040	(10,106)
Accounts payable and accrued compensation and related liabilities	4,051	(3,442)
Other working capital changes	2,268	12,955
Other, net	(1,527)	(3,050)
Net cash provided by operating activities	36,418	54,431
Cash flows from investing activities:
Capital expenditures	(9,150)	(9,097)
Proceeds from sale of property, plant and equipment	363	348
Net cash used in investing activities	(8,787)	(8,749)
Cash flows from financing activities:
Repayment of term loans	(19,328)	(1,800)
Repayment of 8⅜% senior subordinated notes	(18,959)	—
Repayment of 10½% senior notes	(3,250)	—
Repayment of 7⅞% senior subordinated notes	(3,125)	—
Repayments of other long-term debt	(2,242)	(1,806)
Purchase and retirement of common stock upon vesting of RSUs	(431)	—
Payment of fees on early extinguishment of debt	(94)	—
(Repayments) borrowings under revolving credit facility, net	19,750	(45,200)
Proceeds from exercise of stock options	—	288
Net cash used in financing activities	(27,679)	(48,518)
Effect of exchange rate changes on cash and cash equivalents	(189)	9
Net decrease in cash and cash equivalents	(237)	(2,827)
Cash and cash equivalents at beginning of year	10,444	15,882
Cash and cash equivalents at end of quarter	$10,207	$13,055

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the three month period ended March 28, 2009. The results of operations for the three month period ended March 28, 2009 are generally not indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (the “Form 10-K”).

It is the Company’s practice to close its quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods ending on March 28, 2009 and March 29, 2008 consist of 12 and 13 weeks, respectively.

New Accounting Pronouncements

Effective January 4, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed on or after January 4, 2009 for the Company.  In accordance with the transition guidance in SFAS 141R, the Company recorded a charge in the fourth quarter of 2008 to write-off acquisition-related costs. Acquisition-related costs are included in selling, general and administrative expenses in its condensed consolidated statement of operations. SFAS 141R did not have a material impact on the Company’s condensed consolidated statement of operations for the three months ended March 28, 2009.

Effective January 4, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 had no impact on the Company’s condensed consolidated financial statements at January 4, 2009.

Effective January 4, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 had no impact on the Company’s condensed consolidated financial statements at January 4, 2009.

2. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first quarter of 2009. The only changes to the Company’s stock-based compensation awards from the amounts presented as of January 3, 2009 were the vesting of 445,063 restricted stock units for shares of the Company’s common stock and the cancellation or forfeiture of 20,000 stock options and 13,098 restricted share units.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $3.5 million and $2.7 million for the three months ended March 28, 2009 and March 29, 2008, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Inventories

Inventories by major category are as follows (in thousands):

	March 28, 2009	January 3, 2009
Raw materials	$63,166	$67,236
Work in process	22,734	27,011
Finished goods	63,753	65,322
	$149,653	$159,569

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	March 28, 2009	January 3, 2009
Land and land improvements	$21,412	$21,421
Buildings and building improvements	111,142	111,208
Machinery and equipment	618,256	622,929
Furniture and fixtures	12,772	12,589
Construction in progress	16,229	14,558
	779,811	782,705
Accumulated depreciation	(369,980)	(362,248)
	$409,831	$420,457

5. Other Intangible Assets

Other intangible assets are as follows (in thousands):

	March 28, 2009			January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	$159,206	$(31,825)	$127,381	$159,206	$(29,875)	$129,331
Trademarks and tradenames	21,011	(4,307)	16,704	21,011	(4,089)	16,922
Patents	3,028	(1,817)	1,211	3,028	(1,755)	1,273
Non-compete agreements	2,456	(1,712)	744	2,456	(1,634)	822
Other	768	(400)	368	768	(392)	376
	186,469	(40,061)	146,408	186,469	(37,745)	148,724

Intangible assets with indefinite lives:
Trademarks	127,500	—	127,500	127,500	—	127,500
Pollution credits	720	—	720	720	—	720
Total	$314,689	$(40,061)	$274,628	$314,689	$(37,745)	$276,944

As of March 28, 2009, the weighted average remaining amortization period for customer relationships was 17 years, trademarks and tradenames was 24 years, patents was five years, non-compete agreements was three years and other was 27 years.

Total pre-tax amortization expense for each of the five years in the period ending March 29, 2014 is estimated to be as follows:  $9.5 million, $9.4 million, $9.3 million, $9.1 million and $8.9 million, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	March 28, 2009	January 3, 2009
Term loan, due 2013	$688,572	$707,900
7⅞% senior subordinated notes, due 2013	298,370	303,370
10½% senior notes, due 2016	170,000	175,000
8⅜% senior subordinated notes, due 2014 ($39.6 million and $72.3 million outstanding principal amount as of March 28, 2009 and January 3, 2009, respectively)	40,268	73,581
Revolving credit facility, due 2012	27,750	8,000
Other	36,262	38,504
	1,261,222	1,306,355
Less current maturities	(16,481)	(24,314)
Long-term debt	$1,244,741	$1,282,041

Extinguishments

During the first quarter of 2009, the Company purchased in the open market and retired principal amounts of approximately $32.7 million, $5.0 million and $5.0 million of its 8⅜% senior subordinated notes due 2014 (the “8⅜% Notes”), 10½% senior notes due 2016 (the “10½% Notes”) and 7⅞% senior subordinated notes due 2013 (the “7⅞% Notes”), respectively, for approximately $19.0 million, $3.3 million and $3.1 million, respectively, plus accrued and unpaid interest.  In connection with these repurchases, the Company recorded gains on early extinguishment of debt of $17.6 million, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million. These open market purchases were made within permitted restricted payment limits under the Company’s debt agreements.

From March 29, 2009 through April 8, 2009, the Company purchased in the open market and retired principal amounts of approximately $7.4 million of its 8⅜% Notes and approximately $2.1 million of its 7⅞% Notes for approximately $4.1 million and $1.2 million, respectively, plus accrued and unpaid interest.  In connection with these purchases, the Company will record gains on early extinguishment of debt of approximately $4.3 million during the second quarter of 2009. These open market purchases were made within permitted restricted payment limits under the Company’s debt agreements at the time of purchase.

Debt Compliance and Amendment of Amended Credit Facilities

The Company’s revolving credit facility due 2012 (the “Revolving Credit Facility”), and its term loans and delayed-draw term loans due 2013 (the “Term Loans” and collectively with the Revolving Credit Facility the “Amended Credit Facilities”), contain two financial covenants that must be complied with: a minimum consolidated interest coverage ratio (“Interest Coverage Covenant”) and a maximum consolidated leverage ratio (“Leverage Covenant”). The Company was in compliance with all debt agreement covenants as of March 28, 2009.

On April 24, 2009, the Company amended its Amended Credit Facilities with the consent of the lenders thereunder, which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant.  The Company’s Leverage Covenant, which it must be in pro forma compliance with at all times, has been increased through March 31, 2010, and then proceeds to step down through the end of the term of the Amended Credit Facilities. The Company’s Interest Coverage Covenant, which it must be in compliance with on a quarterly basis, has been reduced through December 31, 2009, and then proceeds to step up through the end of the term of the Amended Credit Facilities. Additionally, the calculations of the two financial covenants discussed above have been modified to permit the adding back of certain amounts.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

As conditions to the amendment, the Company agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant then in effect. Previously, the Company’s LIBOR borrowing spread under the Revolving Credit Facility ranged from 175 basis points to 200 basis points, based upon the Leverage Covenant, and the LIBOR borrowing spread on the Term Loans was 200 basis points.   Further, the amendment: (i) reduces the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increases the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminates the Company’s ability to request a $300.0 million incremental term loan facility; (iv) limits new unsecured debt and debt assumed from acquisitions; (v) eliminates the restricted payments basket while leverage exceeds certain thresholds; (vi) requires that certain additional financial information be delivered; (vii) lowers the annual amount that can be spent on capital expenditures; and (viii) increases certain mandatory prepayments.  An amendment fee of 50 basis points was paid to all consenting lenders who approved the amendment. Except as provided in the amendment, all other provisions of the Company’s Amended Credit Facilities remain in full force and effect.

In connection with the above amendment in the second quarter of 2009, the Company will incur a loss on extinguishment of debt of approximately $5.0 million, of which approximately $3.9 million relates to fees paid to consenting lenders and approximately $1.1 million relates to the write-off of previously unamortized debt issuance costs.  In addition, the Company will capitalize approximately $3.4 million of third party costs and fees paid to consenting lenders and amortize them over the remaining life of the Amended Credit Facilities.

Interest Rate and Forward Starting Interest Rate Swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of March 28, 2009 and January 3, 2009, the Company had $595.0 million of such interest rate swaps.  The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s condensed consolidated financial statements depends on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of March 28, 2009, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

In June 2009, $220.0 million of the $595.0 million interest rate swap agreements will mature. In the fourth quarter of 2008, the Company entered into $75.0 million of forward starting interest rate swaps to partially replace these maturing swap agreements.

The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources. The interest rate swaps are categorized as Level 2 under SFAS No. 157, Fair value Measurements (“SFAS 157”). The table below presents the fair value of the Company’s interest rate swaps (in thousands):

	March 28, 2009	January 3, 2009

Current Liabilities:
Interest Rate Swaps	$2,394	$4,483
Long-Term Liabilities:
Interest Rate Swaps	21,930	23,180
Forward Starting Swaps	1,512	943

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Restructuring, Impairment and Other Charges

The Company has one active and two residual cost savings plans: (i) the 2009 Cost Savings and Restructuring Plan and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2009 Cost Savings and Restructuring Plan

In the first quarter of 2009, the Company developed and implemented a cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the current economic downturn. Accordingly, in the first quarter of 2009, the Company implemented cost savings initiatives throughout its operations and closed three envelope plants in Deer Park, New York, Boone, Iowa and Carlstadt, New Jersey, as well as one commercial printing plant in Easton, Maryland and consolidated their operations into other existing operations.  As a result of these actions in the first quarter of 2009, the Company reduced headcount by approximately 400. The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the three months ended March 28, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$1,999	$3,194	$5,193
Asset impairments	2,571	147	2,718
Equipment moving expenses	133	18	151
Lease termination expenses	—	184	184
Building clean-up and other expenses	7	187	194
Total restructuring and impairment charges	$4,710	$3,730	$8,440

A summary of the activity charged to the restructuring liabilities for the 2009 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Balance at January 3, 2009	$—	$—	$—	$—
Accruals, net	184	5,193	345	5,722
Payments	—	(875)	(244)	(1,119)
Balance at March 28, 2009	$184	$4,318	$101	$4,603

2007 Cost Savings and Integration Plan

The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the three months ended March 28, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$61	$82	$29	$172
Asset impairments, net of gain on sale	—	17	—	17
Equipment moving expenses	—	8	—	8
Lease termination expenses	13	54	3	70
Building clean-up and other expenses	8	192	18	218
Total restructuring and impairment charges	$82	$353	$50	$485

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the three months ended March 29, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$813	$730	$1,543
Asset impairments	152	—	152
Equipment moving expenses	48	67	115
Lease termination expenses	294	—	294
Building clean-up and other expenses	155	228	383
Total restructuring and impairment charges	$1,462	$1,025	$2,487

A summary of the activity charged to the restructuring liabilities for the 2007 Cost Savings and Integration Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$3,589	$1,975	$1,800	$7,364
Accruals, net	70	172	—	242
Payments	(434)	(1,218)	—	(1,652)
Balance at March 28, 2009	$3,225	$929	$1,800	$5,954

2005 Cost Savings and Restructuring Plan

The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges (income) for the three months ended March 28, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$—	$—	$—	$—
Asset impairments	—	—	—	—
Equipment moving expenses	—	—	—	—
Lease termination expenses	(41)	20	67	46
Building clean-up and other expenses	5	(244)	—	(239)
Total restructuring and impairment charges (income)	$(36)	$(224)	$67	$(193)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the three months ended March 29, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$13	$122	$68	$203
Asset impairments, net of gain on sale	—	(476)	—	(476)
Equipment moving expenses	—	322	—	322
Lease termination expenses	32	—	34	66
Building clean-up and other expenses	148	361	—	509
Total restructuring and impairment charges	$193	$329	$102	$624

A summary of the activity charged to the restructuring liabilities for the 2005 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$3,877	$—	$208	$4,085
Accruals, net	46	—	—	46
Payments	(948)	—	(29)	(977)
Balance at March 28, 2009	$2,975	$—	$179	$3,154

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee in the first quarter of 2008, the Company incurred a non-recurring charge in 2008 of approximately $6.7 million for professional fees.

Liabilities Related to Exit Activities from Acquisitions

The Company recorded liabilities in the purchase price allocation in connection with its plans to exit certain activities of prior year acquisitions. A summary of the activity recorded for these liabilities is as follows (in thousands):

Lease Termination Costs
Balance at January 3, 2009	$2,264
Accruals, net	—
Payments	(134)
Balance at March 28, 2009	$2,130

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Pension and Postretirement Plans
	Three Months Ended
	March 28, 2009	March 29, 2008
Service cost	$99	$119
Interest cost	2,493	2,581
Expected return on plan assets	(1,926)	(2,685)
Net amortization and deferral	—	2
Recognized net actuarial loss	588	56
Net periodic pension expense	$1,254	$73

Interest cost on projected benefit obligation includes $0.2 million and $0.3 million related to the Company’s postretirement plans in the three months ended March 28, 2009 and March 29, 2008, respectively.

For the three months ended March 28, 2009, the Company made contributions of $1.2 million to its pension plans and postretirement plans. The Company expects to contribute approximately $6.1 million to its pension plans and postretirement plans for the remainder of 2009.

9. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

10. Comprehensive Loss

A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net loss	$(4,311)	$(3,399)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	1,555	(9,359)
Currency translation adjustment	(700)	(1,250)
Comprehensive loss	$(3,456)	$(14,008)

11. Loss per Share

Basic loss per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options, restricted stock and restricted share units (“RSUs”) to issue common stock were exercised under the treasury stock method. The only Company securities as of March 28, 2009 that could dilute basic loss per share for periods subsequent to March 28, 2009 that were not included in the computation of diluted earnings per share are (i) outstanding stock options which are exercisable into 2,901,975 shares of the Company’s common stock and (ii) 2,122,628 shares of restricted stock and RSUs.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Loss per Share (Continued)

The following table sets forth the computation of basic and diluted loss per share for the periods ended (in thousands, except per share data):

	Three Months Ended
	March 28, 2009	March 29, 2008
Numerator for basic and diluted loss per share:
Loss from continuing operations	$4,187	$2,743
Loss from discontinued operations, net of taxes	124	656
Net loss	$4,311	$3,399

Denominator weighted average common shares outstanding:
Basic and diluted shares	54,352	53,715

Loss per share – basic and diluted:
Continuing operations	$0.08	$0.05
Discontinued operations	—	0.01
Net loss	$0.08	$0.06

12. Segment Information

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

Corporate identifiable assets primarily consist of cash and cash equivalents, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales:
Envelopes, forms and labels	$182,431	$238,137
Commercial printing	229,669	296,191
Total	$412,100	$534,328

Operating income (loss):
Envelopes, forms and labels	$8,406	$25,626
Commercial printing	1,430	11,278
Corporate	(9,615)	(13,924)
Total	$221	$22,980

Restructuring, impairment and other charges:
Envelopes, forms and labels	$4,756	$1,655
Commercial printing	3,859	1,354
Corporate	117	6,740
Total	$8,732	$9,749
		150
Net sales by product line:
Envelopes	$126,675	$165,668
Commercial printing	155,775	201,405
Journals and periodicals	73,333	93,845
Labels and business forms	56,317	73,410
Total	$412,100	$534,328
Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,367	$1,234
Commercial printing to envelopes, forms and labels	540	1,514
Total	$1,907	$2,748

	March 28, 2009	January 3, 2009
Identifiable assets:
Envelopes, forms and labels	$601,180	$624,760
Commercial printing	837,310	863,224
Corporate	62,955	64,130
Total	$1,501,445	1,552,114

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued 7⅞% Notes and, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”), assumed Cadmus’ 8⅜% Notes (the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three months ended March 28, 2009 and March 29, 2008.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,040	$634	$4,533	$—	$10,207
Accounts receivable, net	—	124,066	119,627	6,305	—	249,998
Inventories	—	81,209	67,018	1,426	—	149,653
Notes receivable from subsidiaries	—	39,213	—	—	(39,213)	—
Prepaid and other current assets	—	54,658	11,671	2,215	—	68,544
Total current assets	—	304,186	198,950	14,479	(39,213)	478,402

Investment in subsidiaries	(221,377)	1,385,122	8,739	—	(1,172,484)	—
Property, plant and equipment, net	—	162,143	247,294	394	—	409,831
Goodwill	—	29,245	281,938	—	—	311,183
Other intangible assets, net	—	8,988	265,640	—	—	274,628
Other assets, net	—	21,172	5,903	326	—	27,401
Total assets	$(221,377)	$1,910,856	$1,008,464	$15,199	$(1,211,697)	$1,501,445

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$—	$8,466	$8,015	$—	$—	$16,481
Accounts payable	—	107,481	72,142	1,799	—	181,422
Accrued compensation and related liabilities	—	20,596	12,357	—	—	32,953
Other current liabilities	—	66,963	15,574	1,016	—	83,553
Intercompany payable (receivable)	—	691,345	(695,793)	4,448	—	—
Notes payable to issuer	—	—	39,213	—	(39,213)	—
Total current liabilities	—	894,851	(548,492)	7,263	(39,213)	314,409

Long-term debt	—	1,223,619	21,122	—	—	1,244,741
Deferred income tax liability (asset)	—	(59,585)	86,343	(803)	—	25,955
Other liabilities	—	73,348	64,369	—	—	137,717
Shareholders’ equity (deficit)	(221,377)	(221,377)	1,385,122	8,739	(1,172,484)	(221,377)
Total liabilities and shareholders’ equity (deficit)	$(221,377)	$1,910,856	$1,008,464	$15,199	$(1,211,697)	$1,501,445

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 28, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194,866	$212,442	$4,792	$—	$412,100
Cost of sales	—	166,643	178,831	2,842	—	348,316
Selling, general and administrative	—	31,384	21,028	103	—	52,515
Amortization of intangible assets	—	101	2,215	—	—	2,316
Restructuring, impairment and other charges	—	4,229	4,503	—	—	8,732
Operating income (loss)	—	(7,491)	5,865	1,847	—	221
Interest expense (income), net	—	22,235	336	(26)	—	22,545
Intercompany interest expense (income)	—	(284)	284	—	—	—
Gain on early extinguishment of debt	—	(17,642)	—	—	—	(17,642)
Other (income) expense, net	—	248	54	(267)	—	35
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(12,048)	5,191	2,140	—	(4,717)
Income tax expense (benefit)	—	(2,362)	1,778	54	—	(530)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(9,686)	3,413	2,086	—	(4,187)
Equity in income of unconsolidated subsidiaries	(4,311)	5,499	2,086	—	(3,274)	—
Income (loss) from continuing operations	(4,311)	(4,187)	5,499	2,086	(3,274)	(4,187)
Loss from discontinued operations, net of taxes	—	(124)	—	—	—	(124)
Net income (loss)	$(4,311)	$(4,311)	$5,499	$2,086	$(3,274)	$(4,311)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 28, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,462	$(5,730)	$38,636	$50	$—	$36,418
Cash flows from investing activities:
Capital expenditures	—	(4,258)	(4,892)	—	—	(9,150)
Intercompany note	—	(18)	—	—	18	—
Proceeds from sale of property, plant and equipment	—	1	362	—	—	363
Net cash (used in) provided by investing activities	—	(4,275)	(4,530)	—	18	(8,787)
Cash flows from financing activities:
Repayment of term loans	—	(19,328)	—	—	—	(19,328)
Repayment of 8⅜% senior subordinated notes	—	(18,959)	—	—	—	(18,959)
Repayment of 10½% senior notes	—	(3,250)	—	—	—	(3,250)
Repayment of 7⅞% senior subordinated notes	—	(3,125)	—	—	—	(3,125)
Repayments of other long-term debt	—	(155)	(2,087)	—	—	(2,242)
Purchase and retirement of common stock upon vesting of RSUs	(431)	—	—	—	—	(431)
Payment of fees on early extinguishment of debt	—	(94)	—	—	—	(94)
(Repayments) borrowings under revolving credit facility, net	—	19,750	—	—	—	19,750
Intercompany note	—	—	18	—	(18)	—
Intercompany advances	(3,031)	35,491	(32,456)	(4)	—	—
Net cash (used in) provided by financing activities	(3,462)	10,330	(34,525)	(4)	(18)	(27,679)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(189)	—	(189)
Net (decrease) increase in cash and cash equivalents	—	325	(419)	(143)	—	(237)
Cash and cash equivalents at beginning of year	—	4,715	1,053	4,676	—	10,444
Cash and cash equivalents at end of quarter	$—	$5,040	$634	$4,533	$—	$10,207

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information (Continued)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 29, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$260,292	$269,624	$4,412	$—	$534,328
Cost of sales	—	218,786	214,254	3,258	—	436,298
Selling, general and administrative	—	36,468	26,507	151	—	63,126
Amortization of intangible assets	—	111	2,064	—	—	2,175
Restructuring, impairment and other charges	—	9,708	41	—	—	9,749
Operating income (loss)	—	(4,781)	26,758	1,003	—	22,980
Interest expense, net	—	26,560	437	(19)	—	26,978
Intercompany interest expense (income)	—	(944)	944	—	—	—
Other expense, net	—	186	275	—	—	461
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(30,583)	25,102	1,022	—	(4,459)
Income tax expense (benefit)	—	(3,823)	2,107	—	—	(1,716)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(26,760)	22,995	1,022	—	(2,743)
Equity in income of unconsolidated subsidiaries	(3,399)	24,017	1,022	—	(21,640)	—
Income (loss) from continuing operations	(3,399)	(2,743)	24,017	1,022	(21,640)	(2,743)
Loss from discontinued operations, net of taxes	—	(656)	—	—	—	(656)
Net income (loss)	$(3,399)	$(3,399)	$24,017	$1,022	$(21,640)	$(3,399)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,692	$13,903	$37,668	$168	$—	$54,431
Cash flows from investing activities:
Intercompany note	—	683	—	—	(683)	—
Capital expenditures	—	(1,712)	(7,385)	—	—	(9,097)
Proceeds from sale of property, plant and equipment	—	195	153	—	—	348
Net cash used in investing activities	—	(834)	(7,232)	—	(683)	(8,749)
Cash flows from financing activities:
Repayments under revolving credit facility, net	—	(45,200)	—	—	—	(45,200)
Proceeds from exercise of stock options	288	—	—	—	—	288
Repayments of term loans	—	(1,800)	—	—	—	(1,800)
Repayments of other long-term debt	—	(97)	(1,709)	—	—	(1,806)
Intercompany note	—	—	(683)	—	683	—
Intercompany advances	(2,980)	29,630	(26,841)	191	—	—
Net cash (used in) provided by financing activities	(2,692)	(17,467)	(29,233)	191	683	(48,518)
Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	—	9
Net (decrease) increase in cash and cash equivalents	—	(4,398)	1,212	359	—	(2,827)
Cash and cash equivalents at beginning of year	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of quarter	$—	$8,693	$2,094	$2,268	$—	$13,055

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which we refer to as our 2008 Form 10-K. Item 7 of our 2008 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 28, 2009.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) a decline of our consolidated or individual reporting units operating performance as a result of the current economic environment could affect the results of our operations and financial position, including the impairment of our goodwill and other long-lived assets; (ii) our substantial indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (vi) our ability to successfully integrate acquisitions; (vii) intense competition in our industry; (viii) the absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (ix) factors affecting the U.S. postal services impacting demand for our products; (x) the availability of the Internet and other electronic media affecting demand for our products; (xi) increases in paper costs and decreases in its availability; (xii) our labor relations; (xiii) compliance with environmental rules and regulations; and (xiv) dependence on key management personnel. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

Business Overview

We are the third largest diversified printing company in North America. Our broad portfolio of products includes envelope, form, and label manufacturing, commercial printing and packaging and publisher offerings. We operate from a global network of approximately 70 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since current management took over in late 2005, we have consolidated and closed plants, centralized and leveraged our purchasing spend, sought operational efficiencies and reduced corporate and field staff. In addition, we have made investments in our businesses through acquisition of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

 We are a leading North American direct mail envelope manufacturer, a leading forms and labels provider, and the largest North American prescription labels manufacturer for the retail pharmacy chains. Our envelopes, forms and labels segment represented approximately 44% of our net sales for the three months ended March 28, 2009. The segment operates approximately 30 manufacturing facilities in North America and primarily specializes in the design, manufacturing and printing of:

•	direct mail and customized envelopes for advertising, billing and remittance;
•	custom labels and specialty forms; and
•	stock envelopes, labels and business forms.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies in addition to a broad group of other customers in varying industries. We manufacture and print customized envelopes used as inserts within wholesale and retail product catalogs.  We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through an extensive network of resale distributors.  We produce a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers.  Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications by large through smaller-sized customers across a wide spectrum of industries.  We produce pressure-sensitive prescription labels for the retail pharmacy chain market.  We also produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market and office products superstores.

Commercial Printing

We are one of the leading commercial printing companies in North America and one of the largest providers of editorial, content processing and production assistance to scientific, technical and medical publishers, which we refer to as STM publishers.  In 2008, we added to our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. Prior to our acquisition, Rex had annual revenues of approximately $40.0 million. Our commercial printing segment represented approximately 56% of our net sales for the three months ended March 28, 2009. The segment operates approximately 40 manufacturing facilities in the United States, Canada, Latin America and Asia and provides one-stop print, design and content management offerings, including:

•	high-end color printing of a wide range of premium products for national and regional customers;
•	general commercial printing for regional and local customers;
•	STM publishers and special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	specialty packaging and high quality promotional materials for multinational consumer products companies.

Our commercial printing segment primarily serves the consumer products,  pharmaceutical, financial services, publishing and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad array of commercial printing products we produce also includes annual reports, car brochures, direct mail products, specialty packaging, journals and specialized periodicals, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production and reprint marketing.  Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, technology and other large multi-national consumer product companies.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results for the three month period ended March 28, 2009 followed by a discussion of the results of each of our reported segments for the same period. Our results for the three month period ended March 29, 2008 did not include the operating results of Rex.

In the first quarter of 2009, the economic downturn that accelerated in the second half of 2008 continued to significantly impact the results of our operations. Our commercial printing segment experienced volume declines as compared to the prior year in substantially all of the markets we serve primarily due to the economic downturn and excess capacity and intense pricing pressures.  Our envelopes, forms and labels segment experienced volume declines as compared to the prior year primarily due to the economic downturn and our financial services customers who historically reached targeted customers via our direct mail capabilities suspending this practice.  In order to compete effectively in this current environment, we continue to focus on improving productivity and creating operating efficiencies by reducing our costs.  For example, in the first quarter of 2009, we reduced our employee headcount by approximately 400 primarily resulting from the closure of three envelope plants and a commercial printing plant and consolidating them into existing operations.

The current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. These uncertainties about future economic conditions in a very challenging environment make it more difficult for us to forecast our future operating results. We are pursuing additional cost savings opportunities in an effort to mitigate the impacts of the current economic conditions. As a result, we are developing plans for additional plant closures and/or consolidations and employee headcount reductions to ensure our cost structure is aligned with our estimated net sales.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. The reporting periods in this report consist of the 12 weeks ending on March 28, 2009 and the 13 weeks ending on March 29, 2008.

	Three Months Ended
	March 28, 2009	March 29, 2008
	(in thousands, except per share amounts)
Net sales	$412,100	$534,328
Operating income (loss):
Envelopes, forms and labels	8,406	25,626
Commercial printing	1,430	11,278
Corporate	(9,615)	(13,924)
Total operating income	221	22,980
Interest expense, net	22,545	26,978
Gain on early extinguishment of debt	(17,642)	—
Other expense, net	35	461
Loss from continuing operations before income taxes	(4,717)	(4,459)
Income tax benefit	(530)	(1,716)
Loss from continuing operations	(4,187)	(2,743)
Loss from discontinued operations, net of taxes	(124)	(656)
Net loss	$(4,311)	$(3,399)
Loss per share−basic and diluted:
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	—	(0.01)
Net loss	$(0.08)	$(0.06)

Net Sales

Net sales decreased $122.2 million in the first quarter of 2009, as compared to the first quarter of 2008, due to lower sales from our commercial printing segment of $66.5 million and from our envelopes, forms and labels segment of $55.7 million. These decreases were primarily due to having one less week in the first quarter of 2009, as compared to the first quarter of 2008, and volume declines, pricing pressures and changes in product mix, primarily due to current general economic conditions. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $22.8 million in the first quarter of 2009, as compared to the first quarter of 2008. This decrease was primarily due to decreases in operating income from our envelopes, forms and labels segment of $17.2 million and from our commercial printing segment of $9.8 million.  These declines were primarily due to the fact that the first quarter of 2009 had one less week than the first quarter of 2008, and due to the current general economic conditions. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $4.4 million to $22.5 million in the first quarter of 2009, as compared to $27.0 million in the first quarter of 2008. This decrease in 2009 was primarily due to repayments of our long-term debt, lower interest rates and the fact that there was one less week of interest expense. Interest expense in the first quarter of 2009 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.0%, as compared to average outstanding debt of $1.4 billion and a weighted average interest rate of 7.3% in the first quarter of 2008. As a result of the amendment to our existing senior secured credit facilities, which we refer to as the Amended Credit Facilities, which became effective on April 24, 2009, we expect to have higher interest expense for the remainder of 2009.

Gain on Early Extinguishment of Debt

In the first quarter of 2009, we repurchased and retired principal amounts of approximately $32.7 million of our 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes; $5.0 million of our 10½% senior notes, due 2016, which we refer to as the 10½% Notes; and $5.0 million of our 7⅞% senior subordinated notes, due 2013, which we refer to as the 7⅞% Notes, and recognized gains on early extinguishment of debt of $17.6 million.

Income Taxes

	Three Months Ended
	March 28, 2009	March 29, 2008
	(in thousands)
Income tax benefit from U.S. operations	$(644)	$(1,745)
Income tax expense from foreign operations	114	29
Income tax benefit	$(530)	$(1,716)
Effective income tax rate	11.2%	38.5%

In the first quarter of 2009, we had an income tax benefit of $0.5 million, compared to an income tax benefit of $1.7 million in the first quarter of 2008, which primarily relates to income tax benefits from taxes on our domestic operations, partially offset by discrete items. Our effective tax rate in the first quarter of both years was lower than the statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of March 28, 2009, the total valuation allowance on our net U.S. deferred tax assets was approximately $28.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels

	Three Months Ended
	March 28, 2009	March 29, 2008
	(in thousands)
Segment net sales	$182,431	$238,137
Segment operating income	8,406	25,626
Operating income margin	4.6%	10.8%
Restructuring and impairment charges	$4,756	$1,655

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment decreased $55.7 million, or 23.4%, in the first quarter of 2009, as compared to the first quarter of 2008.  This decrease was primarily due to lower sales volume of approximately $60.9 million, primarily due to having one less week in the first quarter of 2009, as compared to the first quarter of 2008, and current general economic conditions which have had a significant impact on our envelope business, for which we have seen a shift from direct mail and customized envelopes to generic transactional envelopes. As a result of current conditions, in March of 2009 we closed and consolidated three envelope plants into existing operations. This decrease was offset in part by higher sales of approximately $5.2 million, primarily due to price increases, including material price increases that are generally passed onto our envelope customers, net of changes in product mix.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment decreased $17.2 million, or 67.2%, in the first quarter of 2009, as compared to the first quarter of 2008. This decrease was primarily due to lower gross margins of $18.8 million primarily due to having one less week in the first quarter of 2009, as compared to the first quarter of 2008, and the current general economic conditions, which has resulted in pricing pressure and product mix changes from high color direct mail envelopes to transactional envelope products and increased restructuring and impairment charges of $3.1 million, primarily due to the closure of three envelope plants. These decreases were partially offset by lower selling, general and administrative expenses of $4.7 million primarily due to our cost reduction programs and lower commission expenses resulting from lower sales.

Commercial Printing

	Three Months Ended
	March 28, 2009	March 29, 2008
	(in thousands)
Segment net sales	$229,669	$296,191
Segment operating income	$1,430	$11,278
Operating income margin	0.6%	3.8%
Restructuring and impairment charges	$3,859	$1,354

Segment Net Sales

Segment net sales for our commercial printing segment decreased $66.5 million, or 22.5%, in the first quarter of 2009, as compared to the first quarter of 2008. This decrease was primarily due to lower sales of approximately $76.5 million from having one less week in the first quarter of 2009, as compared to the first quarter of 2008 and pricing pressures, volume declines and changes in product mix, primarily due to current general economic conditions, offset in part by higher sales due to material price increases. This decrease was partially offset by $10.0 million of sales generated from the integration of Rex into our operations, as Rex was not included in our results in the first quarter of 2008.

Segment Operating Income

Segment operating income for our commercial printing segment decreased $9.8 million, or 87.3%, in the first quarter of 2009, as compared to the first quarter of 2008. This decrease was primarily due to lower gross margins of approximately $14.6 million primarily due to having one less week in the first quarter of 2009, as compared to the first quarter of 2008, and the current general economic conditions, which has resulted in pricing pressure and product mix changes from high color to transactional commercial print products, partially offset by gross margins from Rex, as Rex was not included in our results in the first quarter of 2008, and increased restructuring and impairment charges of $2.5 million primarily due to the closure and consolidation of a print plant into other operations in March of 2009. These decreases were partially offset by lower selling, general and administrative expenses of $7.3 million primarily due to our cost reduction programs and lower commission expenses resulting from lower sales, partially offset by selling, general and administrative expenses of Rex, as Rex was not included in our results in the first quarter of 2008.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower in the first quarter of 2009, as compared to the first quarter of 2008, primarily due to the $6.7 million non-recurring charge incurred in 2008 for professional fees in connection with an internal review conducted by our audit committee, offset in part by higher stock-based compensation expense.

Restructuring, Impairment and Other Charges

 In the first quarter of 2009, we developed and implemented a cost savings and restructuring plan, which we refer to as the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the current economic downturn.  As a result, in the first quarter of 2009, we closed four manufacturing facilities and reduced headcount by approximately 400. We anticipate further headcount reductions and plant closures in 2009. In April 2009, we announced the closure of a commercial printing plant on the West Coast, which is being consolidated into other existing operations. As of March 28, 2009, our total restructuring liability was $15.8 million.

During the first quarter of 2009, we incurred $8.7 million of restructuring, impairment and other charges, which included $5.4 million of employee separation costs, asset impairments, net of $2.7 million, equipment moving expenses of $0.2 million, lease termination expenses of $0.3 million, and building clean-up and other expenses of $0.1 million. During the first quarter of 2008, we incurred $9.7 million of restructuring, impairment and other charges, which included a $6.7 million non-recurring charge for professional fees related to an internal review initiated by our audit committee, $1.7 million of employee separation costs, asset impairments, net of $(0.3) million which includes the gain on sale of equipment, equipment moving expenses of $0.4 million, lease termination expenses of $0.4 million, and building clean-up and other expenses of $0.9 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $36.4 million in the first three months of 2009, which was primarily due to a decrease in our working capital of $34.7 million and net income adjusted for non-cash items of $3.3 million. The decrease in our working capital primarily resulted from a decrease in receivables, primarily due to the timing of collections from our customers and lower sales due to one less week in the first quarter of 2009, as compared to 2008, and a decrease in inventories, primarily due to the timing of work performed for our customers.

Net cash provided by operating activities was $54.4 million in the first three months of 2008, which was primarily due to a decrease in our working capital of $34.6 million and net income adjusted for non-cash items of $22.9 million. The decrease in our working capital primarily resulted from a decrease in receivables primarily due to the timing of collections and the timing of sales to our customers and the timing of interest payments, partially offset by an increase in inventories primarily due to the timing of work performed for our customers.

Net Cash Used in Investing Activities. Net cash used in investing activities was $8.8 million and $8.7 million in the first three months of 2009 and 2008, respectively, primarily resulting from capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities was $27.7 million in the first three months of 2009, primarily due to (i) the repayment of $19.3 million of term loans under our term loan and delayed-draw term loan facility, which collectively we refer to as the Term Loans, primarily related to our excess cash flow sweep requirement under our Amended Credit Facilities, (ii) repurchases of $19.0 million,  $3.3 million and $3.1 million of our 8⅜% Notes, 10½% Notes, and 7⅞% Notes, respectively, and (iii) the repayment of other long-term debt of $2.2 million, offset in part by the proceeds on borrowings under our revolving credit facility, which we refer to as the Revolving Credit Facility, of $19.8 million.

Net cash used in financing activities was $48.5 million in the first three months of 2008, primarily due to the repayment of our Revolving Credit Facility of $45.2 million, our term loans of $1.8 million and $1.8 million of other long-term debt.

Cash provided by operating activities is generally sufficient to meet daily disbursement needs.  On days when our cash receipts exceed disbursements, we reduce our revolving credit balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt.  On days when our cash disbursements exceed cash receipts, we use invested cash balances and/or our revolving credit to fund the difference. As a result, our daily revolving credit balance fluctuates depending on working capital needs.  Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of March 28, 2009, a decrease of $45.1 million from January 3, 2009. This decrease was primarily due to: (i) paying down our debt with cash flows provided by operating activities and (ii) the repurchase of a portion of our 8⅜% Notes, 10½% Notes and 7⅞% Notes during the first quarter of 2009. As of March 28, 2009, approximately 90% of our outstanding debt was subject to fixed interest rates. From time to time we may seek to retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See the remainder of this Long-Term Debt section that follows. As of May 4, 2009, we had approximately $37.6 million borrowing availability under our Revolving Credit Facility.

Extinguishments

During the first quarter of 2009, we purchased in the open market and retired principal amounts of approximately $32.7 million, $5.0 million and $5.0 million of our 8⅜% Notes, 10½% Notes and 7⅞% Notes, respectively, for approximately $19.0 million, $3.3 million and $3.1 million, respectively, plus accrued and unpaid interest.  In connection with these repurchases, we recorded gains on early extinguishment of debt of $17.6 million, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million. These open market purchases were made within permitted restricted payment limits under our debt agreements.

From March 29, 2009 through April 8, 2009, we purchased in the open market and retired principal amounts of approximately $7.4 million of our 8⅜% Notes and approximately $2.1 million of our 7⅞% Notes for approximately $4.1 million and $1.2 million, respectively, plus accrued and unpaid interest.  In connection with these purchases, we will record gains on early extinguishment of debt of approximately $4.3 million during the second quarter of 2009. These open market purchases were all made within permitted restricted payment limits under our debt agreements at the time of purchase.

Interest Rate and Forward Starting Interest Rate Swaps

We enter into interest rate swap agreements to hedge interest rate exposure of our notional floating rate debt.  As of March 28, 2009 we had $595.0 million of such interest rate swaps. In June 2009, $220.0 million of these interest rate swaps mature, of which $75.0 million have been replaced with forward starting swaps entered into during 2008. We continue to monitor interest rate-related developments and may execute additional interest rate swaps should conditions suggest there may be a benefit. If we do not enter into cash flow hedges for the remaining $145.0 million of interest rate swaps maturing in June 2009, our exposure to floating rate interest rate will increase.

Letters of Credit

On March 28, 2009, we had outstanding letters of credit of approximately $17.4 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Debt Compliance and Amendment of Amended Credit Facilities

Our Amended Credit Facilities, contain two financial covenants that we must comply with: a minimum consolidated interest coverage ratio, which we refer to as the Interest Coverage Covenant, and a maximum consolidated leverage ratio, which we refer to as the Leverage Covenant. We were in compliance with all debt agreement covenants as of March 28, 2009.

On April 24, 2009, we amended our Amended Credit Facilities with the consent of the lenders thereunder, which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant.  Our Leverage Covenant, which we must be in pro forma compliance with at all times, has been increased through March 31, 2010, and then proceeds to step down through the end of the term of the Amended Credit Facilities. Our Interest Coverage Covenant, which we must be in compliance with on a quarterly basis, has been reduced through December 31, 2009, and then proceeds to step up through the end of the term of the Amended Credit Facilities. Additionally, the calculations of the two financial covenants discussed above have been modified to permit the adding back of certain amounts.

As conditions to the amendment, we agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant then in effect. Previously, our LIBOR borrowing spread under the Revolving Credit Facility ranged from 175 basis points to 200 basis points, based upon the Leverage Covenant, and the LIBOR borrowing spread on the Term Loans was 200 basis points.   Further, the amendment: (i) reduces the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increases the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminates our ability to request a $300.0 million incremental term loan facility; (iv) limits new unsecured debt and debt assumed from acquisitions; (v) eliminates the restricted payments basket while leverage exceeds certain thresholds; (vi) requires that certain additional financial information be delivered; (vii) lowers the annual amount that can be spent on capital expenditures; and (viii) increases certain mandatory prepayments.  An amendment fee of 50 basis points was paid to all consenting lenders who approved the amendment. Except as provided in the amendment, all other provisions of our Amended Credit Facilities remain in full force and effect.

In connection with the above amendment in the second quarter of 2009, we will incur a loss on extinguishment of debt of approximately $5.0 million, of which approximately $3.9 million relates to fees paid to consenting lenders and approximately $1.1 million relates to the write-off of previously unamortized debt issuance costs.  In addition, we will capitalize approximately $3.4 million of third party costs and fees paid to consenting lenders and amortize them over the remaining life of the Amended Credit Facilities.

 Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Amended Credit Facilities	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Standard & Poor’s	B+	BB-	B-	B-	B-	Negative	March 2009
Moody’s	B1	Ba2	B2	B3	B3	Negative	June 2008

In March 2009, Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, lowered our Corporate Rating from BB- to B+ and all of our debt credit ratings citing the negative impact of the current general economic environment and its anticipated impact on our results of operations.  Moody’s Investors Services, which we refer to as Moody’s, placed us on negative ratings outlook prior to our acquisition of Cadmus in 2007, which we believe was due to our business strategy of pursuing strategic acquisitions and our level of debt.

The terms of our existing debt do not have any rating triggers that impact our funding availability or unduly influence our daily operations, including planned capital expenditures. We do not believe that our current ratings will unduly influence our ability to raise additional capital. Some of our constituents closely track rating agency actions and would note any raising or lowering of our credit ratings; however, we believe that along with reviewing our credit ratings, additional quantitative and qualitative analyses must be performed to accurately judge our financial condition.

The current credit markets downturn that began in 2007 and continues through the date hereof makes raising additional capital expensive for any issuer. We do not have plans to enter the current credit market for new financing given that we have no significant debt maturities until 2013. Further, we expect that our internally generated cash flows and financing available under our Revolving Credit Facility will be sufficient to fund our working capital needs and short-term growth for the next 12 months; however, this cannot be assured.

Share Repurchase Plan. On July 31, 2008, our Board of Directors authorized a program for the repurchase of up to $15.0 million of our common stock, which we refer to as the Share Repurchase Plan. The Share Repurchase Plan is effective for 12 months and may be limited or terminated at any time without prior notice. Share repurchases under the Share Repurchase Plan may be made through open-market and privately negotiated transactions within the governing limits of our credit agreement and bond indentures. The timing and actual number of shares, if any, that we actually repurchase will depend on a variety of factors including price, regulatory requirements, contractual agreements and market conditions. No purchases had been made under the Share Repurchase Plan as of March 28, 2009.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of March 28, 2009, we do not have any off-balance sheet arrangements.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At March 28, 2009, we had variable rate debt outstanding of $130.4 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $1.3 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended March 28, 2009, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $1.8 million and $0.2 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2009 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.5
Registration Statement on Form S-8 dated September 11, 2008 registering shares under the Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, and filed with the Securities & Exchange Commission on September 11, 2008—incorporated by reference to Exhibit 3.5 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008.

3.6
Registration Statement on Form S-8 dated September 11, 2008 de-registering shares under the Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, and filed with the Securities & Exchange Commission on September 11, 2008—incorporated by reference to Exhibit 3.6 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008.

4.1
Indenture dated as of February 4, 2004 between Mail-Well I Corporation and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.

4.2
Registration Rights Agreement dated February 4, 2004, between Mail-Well I Corporation and Credit Suisse First Boston LLC, as Initial Purchaser, relating to Mail-Well I Corporation’s 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s annual report on Form 10-K for the year ended December 31, 2003.

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

4.8
Seventh Supplemental Indenture, dated as of August 20, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008.

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

Exhibit Number	Description

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

4.18
Eighth Supplemental Indenture, dated as of August 20, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.18 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008.

Exhibit Number	Description

4.19
Indenture, dated as of June 13, 2008, between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.20
Guarantee by Cenveo, Inc. and the other guarantors named therein relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.21
First Supplemental Indenture, dated as of August 20, 2008, to the Indenture of June 13, 2008 between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.21 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008.

4.22
Registration Rights Agreement dated as June 13, 2008, among Cenveo Corporation, Cenveo Inc., the other guarantors named therein and Lehman Brothers Inc.—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

10.1
Third Amendment, dated as of April 24, 2009, to Credit Agreement, dated as of June 21, 2006, as amended, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto—incorporated by reference to the registrant’s current report on Form 8-K filed April 27, 2009.

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

________________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on May 6, 2009.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)