Form 10-K/A
period 2009-01-03
CENVEO, INC
filed 2009-07-30
CIK 920321

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part II (Item 5) and Part III of this form (part of Item 11, Items 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders held on April 30, 2009.

CENVEO, INC.

FORM 10-K/A

AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

EXPLANATORY NOTE

This Form 10-K/A is being filed in response to a request in a Securities and Exchange Commission (“SEC”) staff comment letter that we enhance certain disclosures, as outlined below, in our Annual Report on Form 10-K for the year ended January 3, 2009, which was originally filed with the SEC on March 19, 2009 (the “Original 10-K”).  This amendment amends Item 1 – Business, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 9A – Disclosure Controls and Procedures, and Item 11 – Executive Compensation of the Original 10-K as follows:

1.	Item 1 – Business.
	●	under the heading “The Company” to provide total assets for our reportable segments for the year ended December 30, 2006.
	●	under the heading “Our Products and Services” to provide methods of distribution for our reportable segment’s principal products.
	●	under the heading “Patents, Trademarks and Trade Names” to further clarify the duration of our patents and trademarks.
2.	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	●	under the heading “Introduction and Executive Overview” revise our disclosure to provide an understanding of the matters with which management is concerned primarily in evaluating our financial condition and operating results.
	●	under the heading “Business Strategy” to clarify significant opportunities that exist in enhancing our supply chain.
	●	under the heading “Consolidated Operating Results” and subheading “Restructuring, Impairment and Other Charges” to expand our disclosure on the facts and circumstances that led to the goodwill impairment of our reporting units.
	●	under the heading “Liquidity and Capital Resources” to indicate our estimated capital expenditures for the upcoming fiscal year as well as to provide the sources for our capital expenditures.
	●	under the heading “Liquidity and Capital Resources” and subheading “Debt Covenant Compliance” to provide our actual debt compliance calculation results versus the permitted requirements and to detail the covenants that limit debt assumed from acquisitions or capital expenditures, if any.
	●	under the heading “Critical Accounting Matters” and subheading “Provision for Impairment of Goodwill and Indefinite Lived Intangible Assets” to expand our disclosure to include our determination of fair value, qualitative and quantitative description of material assumptions used, a sensitivity analysis of those assumptions and how the increase in our discount rate impacted the valuation of our indefinite lived intangible assets.
3.	Item 9A – Controls and Procedures under the heading “Evaluation of Disclosure Controls and Procedures” to provide additional language regarding disclosure controls and procedures.
4.	Item 11 – Executive Compensation under the heading “Non-Management Directors’ Compensation for Fiscal 2008” by providing a revised director compensation table, which originally appeared on page 9 of the proxy statement for Cenveo’s 2009 annual meeting of shareholders that was filed with the SEC on April 6, 2009 (the “Proxy Statement”), and by revising the disclosure that originally appeared on pages 12-17 of the Proxy Statement under the heading “Compensation of Executive Officers” to read as set forth below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15(a)(3) - Exhibits.

Except for the changes contained in this Amendment that are noted above, this Amendment continues to speak as of the date of the Original Form 10-K, does not reflect any subsequent information or events, and does not modify, amend or update in any way any other item or disclosure in the Original Form 10-K. All references in this Amendment to “this Annual Report on Form 10-K” or words of similar import refer to the Original 10-K, as amended by this Amendment.

PART I

Item 1 of the Original 10-K is amended to read in its entirety as follows:

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

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates 36 manufacturing facilities in North America and annually produces approximately 34 billion envelopes and approximately 540,000 custom label orders. In 2007, we grew our envelopes, forms and labels business with the acquisition of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, and PC Ink Corp., which we refer to as Printegra. Envelopes, forms and labels had net sales of $916.1 million, $897.7 million and $780.7 million and operating income (loss) of $(41.0) million, $117.3 million and $82.8 million, in 2008, 2007 and 2006, respectively. Total assets for envelopes, forms and labels were $624.8 million, $833.3 million and $494.3 million as of January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Commercial Printing

Our commercial printing segment operates 40 manufacturing facilities in the United States, Canada, the Caribbean Basin and Asia.  The segment primarily offers print, design and content management offerings covering a wide array of products for a broad group of customers. In 2008, we expanded our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. In 2007, we grew our commercial printing business with the acquisitions of Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, and Cadmus Communications Corporation, which we refer to as Cadmus. Commercial printing had net sales of $1.2 billion, $1.1 billion and $730.5 million and operating income (loss) of $(136.8) million, $55.1 million and $13.6 million in 2008, 2007 and 2006, respectively. Total assets for commercial printing were $863.2 million, $1.1 billion and $394.0 million as of January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

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

The primary methods of distribution of the principal products for our two segments are by direct shipment via express mail, the U.S. postal system and freight carriers.

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

Enhance the Supply Chain. We continue to work with our core suppliers to improve all aspects of our purchasing and other logistics as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors. We continue to consolidate our key suppliers of production inputs such as paper and ink, and believe that significant opportunities continue to exist in optimizing the rest of our supply chain. Such opportunities that still exist include, but are not limited to: (1) consolidation of our carton, film, and related suppliers to maximize our purchasing spend with a smaller supplier base, (2) reducing warehousing related costs through better inventory management, and (3) modifying and consolidating our current recycling agreements to increase operating efficiencies.

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

Patents, Trademarks and Trade Names

We market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2011 and 2023 and our trademarks expire between 2010 and 2019. Our sales do not materially depend upon any single patent or group of related patents.

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

Item 7 of the Original 10-K is amended to read in its entirety as follows:

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

Our management team is primarily focused on two main areas affecting our business: (i) printing industry challenges, primarily pricing pressures experienced throughout our operations and overcapacity in certain of the markets that we operate in, and (ii) financial flexibility, which includes servicing our current debt level, investing in our business through strategic acquisition and capital expenditures, and increasing our economies of scale to help improve the performance of our current operations.

The United States printing industry is highly fragmented, with a broad range of sectors, including commercial printing and envelopes and forms and labels, among others. The printing industry has excess capacity and continues to be highly competitive with many of our customers focusing on price as a key decision driver. We believe that given the current economic downturn, our customers will increasingly focus on price. We continue to pursue cost savings measures in an effort to align our cost structure with our anticipated revenues and mitigate the impact of pricing pressures. Such measures could require additional plant closures and/or consolidation and employee headcount reductions throughout our operating platform.

Our financial flexibility depends heavily on our ability to maintain existing customers, attract new financially viable customers and maximize our operating profits, all of which are vital to our ability to service our current debt level. Our level of indebtedness, which requires significant principal and interest payments, could potentially impact our ability to reinvest cash flows from operations into our business via capital expenditures or niche acquisitions. We therefore closely monitor working capital, including the credit we extend to and the collections we receive from customers, inventory levels, and vendor pricing and sales terms, while continuously seeking improvements to increase our cash flow.

We offer our customers a wide range of print products and have recently experienced certain of our key customers providing us the opportunity to become the single source supplier for their printed product needs. This trend benefits our customers as they seek to leverage their buying power and helps us improve operating efficiencies in our plants with increased throughput. We believe that our manufacturing platform, strategically located facilities and our industry experienced management team will help enable us to improve our operating margins. We also continue to work with our vendors and focus on supply chain enhancements to lower our input costs and improve our operating margins.

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

•
Enhance the Supply Chain. We continue to work with our core suppliers to improve all aspects of our purchasing and other logistics as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors. We continue to consolidate our key suppliers of production inputs such as paper and ink, and believe that significant opportunities continue to exist in optimizing the rest of our supply chain. Such opportunities that still exist include, but are not limited to: (1) consolidation of our carton, film, and related suppliers to maximize our purchasing spend with a smaller supplier base, (2) reducing warehousing related costs through better inventory management, and (3) modifying and consolidating our current recycling agreements to increase operating efficiencies.

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

During the fourth quarter of 2008, our reporting units experienced declines in their net sales, gross profit and operating income on a comparable basis with the third quarter of 2008. Historically, the fourth quarter has been our strongest quarter for net sales, gross profit and operating income for our reporting units.  These declines primarily resulted from reduced sales volume across our business platform due to the effects of the current economic downturn that exacerbated in late 2008, as our customers began reducing their print related spend and pricing pressure that intensified from competitors who began pricing print work at or below breakeven levels. As a result of these volume declines, we lowered our estimates of future cash flows for our reporting units.

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

Our debt agreements limit capital expenditures to $65 million in 2009 plus any unused permitted amounts from 2008. We estimate that we will spend approximately $25 million on capital expenditures in 2009, before considering proceeds from the sale of property, plant and equipment.  Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements.  These sources of funding are consistent with prior years’ funding of our capital expenditures.

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

Debt Covenant Compliance

As of January 3, 2009, we were in compliance with all covenants under our debt agreements. Our Amended Credit Facilities contain two financial covenants, a maximum consolidated leverage covenant, which we refer to as our Leverage Covenant and a minimum consolidated interest coverage ratio, which we refer to as our Interest Coverage Covenant. As of January 3, 2009 our Leverage Covenant could not exceed 5.25:1.00 and as calculated was 5.06:1.00, while our Interest Coverage Covenant could not be less than 2.25:1.00 and as calculated was 2.65:1.00. Our Leverage Covenant threshold steps down at the end of the second quarter of 2009. See Notes 1 and 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

As of January 3, 2009, there was no limitation on acquisition debt provided we were in compliance with our Amended Credit Facilities. As our Amended Credit Facilities have senior secured position in our capital structure and the most restrictive covenants, then provided we are in compliance with our Amended Credit Facilities we also would be in compliance with the senior secured debt to consolidated cash flow covenant within our 10½% Notes indenture and the debt incurrence tests within the three subordinated notes indentures. Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts and could result in a default under our Amended Credit Facilities. Such default could cause the indebtedness outstanding under our Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, our 7⅞% Notes, 8⅜% Notes, 10½% Notes and any other indebtedness we may then have, to become immediately due and payable.

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

Our annual impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names.  We utilized royalty rates of 1.5% to 2.5% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage.  We utilized a discount rate of between 12% and 13%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.

In order to evaluate the sensitivity of the fair value calculations for all of our indefinite-lived trade names, we applied hypothetical 5%, 10% and 15% decreases to the estimated fair value of our trade names.  Such hypothetical decreases in fair value could be due to changes in discount rates and/or assumed royalty rates.  These hypothetical 5%, 10% and 15% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived trade names other than our ColorGraphics trademark, which has a carrying value of $18.8 million.  The hypothetical estimated fair value decreases for our ColorGraphics trademark would have resulted in an impairment charge on a pre-tax basis of approximately $0.8 million at a 10% decrease and $1.8 million at a 15% decrease.

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

Item 9A of the Original 10-K is amended to read in its entirety as follows:

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of the fiscal year end covered by this Annual Report on Form 10-K.

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

The Company’s internal control over financial reporting as of January 3, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 80 of the Original 10-K.

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

PART III

Item 11 of the Original 10-K is amended to read in its entirety as follows:

Item 11.   Executive Compensation

Except as set forth below, this information is included under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2009 Proxy Statement and is incorporated herein by reference.

Cenveo hereby amends Item 11 (Executive Compensation) of Part III of its Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed by Cenveo with the SEC on March 29, 2009 (the “Original 10-K”), by providing a revised director compensation table that includes the information called for by Item 402(k)(2) of Regulation S-K and by amending and restating in its entirety the disclosure under the caption “Compensation of Executive Officers” that originally appeared on pages 12-17 of the proxy statement for Cenveo’s 2009 annual meeting of shareholders that was filed with the SEC on April 6, 2009 (the “Proxy Statement”).  As permitted by SEC rules, the Original 10-K incorporated the Proxy Statement by reference in order to include the information called for by Item 11 (Executive Compensation) of Part III.

Non-Management Directors’ Compensation for Fiscal 2008

The following table shows the cash compensation and value of equity compensation received by each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Gerald S. Armstrong	$54,350	$30,376	$0	-	-	$84,726
Leonard C. Green	$79,350	$101,214	$0	-	-	$180,564
Mark J. Griffin	$55,550	$30,376	$0	-	-	$85,926
Robert B. Obernier	$54,350	$30,376	$0	-	-	$84,726

(1)
This column reports the amount of cash compensation earned in 2008 for Board and committee service, including retainer and meeting fees.  Board members may elect to use Board fees to purchase Company stock at full purchase price under the terms of the ESPP plan.  During 2008, Board members used their Board fees to purchase stock at full purchase price as follows: Mr. Green spent $39,675, Mr. Griffin spent $55,550 and Mr. Obernier spent $54,350.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of RSUs granted in 2008, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R) (“FAS 123R”).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures realted to service-based vesting conditions.  Fair value is calculated using the closing price of Cenveo stock on the date of grant.  The grant date fair value of the award of 14,226 RSUs granted to each non-management director during 2008 was $135,005 (calculated using the closing price of Cenveo stock on the grant date of $9.49).  These awards were granted on September 12, 2008 and are scheduled to vest on the first anniversary of the date of grant.  The grant date fair value of an award of 10,153 RSUs granted to Mr. Green during 2008 was $100,007. This award was granted on April 18, 2008 and is scheduled to vest on the first anniversary of the date of grant.  At January 3, 2009, with the exception of Mr. Green, each non-employee director had 14,226 unvested RSUs outstanding; Mr. Green had 24,379 unvested RSUs outstanding.  These amounts reflect the Company’s accounting expense for the awards and do not correspond to the actual value that will be recognized by the directors. Since the RSUs granted to our non-employee directors vest on the first anniversary of the date of grant, the fair market value of the awards is amortized during the one-year period following the date of grant. Accordingly, the amounts set forth in this column represent the pro rata portion of such amortization that is attributable to the year in which the grants were made. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted in 2008, in accordance with SFAS 123R.  No options were granted in 2008.  At January 3, 2009, Dr. Griffin and Mr. Obernier each had 10,000 vested options and zero unvested options outstanding; Mr. Green had 5,000 vested options and zero unvested options outstanding; and Mr. Armstrong had no option awards.

(4)	None of our non-employee directors received any perquisites or compensation in 2008 other than cash fees and equity awards.

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Discussion and Analysis

Overview

The goal of our executive compensation program is the same as our goal for operating the Company—to create long-term value for our shareholders.  Toward this goal, we have designed and implemented our compensation programs with the following objectives:

•	PAY FOR PERFORMANCE
•	establish a direct relationship between executive compensation and our financial and operating performance;
•	provide performance-based compensation (including equity awards) that allow executive officers to earn rewards for maximizing shareholder value;
•	align the interests of our executives with those of our shareholders;
•	attract and retain the executives necessary for our long-term success; and
•	reward individual initiative and the achievement of specified goals.

Most of our compensation elements simultaneously fulfill one or more of these objectives.  The primary elements of our compensation program are salary, annual incentive bonus, and equity.  We also offer an employee stock purchase plan, a 401(k) plan, a Key Employee Retention Program (KERP), severance protection, and certain personal benefits.  In deciding the type and amount of compensation for each executive, we consider the Company’s performance, the individual executive’s performance, compensation levels and equity awards by our peers, the overall competitive environment for executives, the level of compensation necessary to retain executive talent, our executives’ compensation at their prior employment, and the recommendations of senior management.

Base salary is designed to be commensurate with the executive’s scope of responsibilities and management experience.  Our annual bonus plan, Management By Objectives (“MBO”), is designed to reward annual achievements and effectiveness.  Our equity compensation focuses on motivating and challenging the executive to achieve superior, longer-term and sustained results.  It is our intent that more than one-half of the compensation packages for our most senior executive officers, including the named executive officers, be incentive-based.  No bonuses are paid unless key financial objectives are achieved.

Compensation Objectives

The objectives of our compensation program can be summarized as performance, alignment, and retention.  Our compensation program is designed to achieve these goals as follows.

Performance.  Elements of compensation that depend upon the executive’s and the Company’s performance include:

•
Bonus: Our annual bonus is based solely on achievement by the Company and the executive of pre-determined measures such as non-GAAP EPS, adjusted EBITDA, free cash flow, margins, and capital expenditures (as defined on page 16) that have been communicated to our investors.  No bonus is paid unless key financial targets for the award are met.

•
Equity Awards: Equity incentive compensation in the form of stock options, restricted stock and restricted stock units (RSUs) will have a value that is contingent upon the performance of the Company’s share price.  In addition, no equity awards are granted unless we are on track to achieve our key financial goals.

•
Key Employee Retention Program (KERP):  In 2008, the Company put in place a KERP to ensure that it retains the services of managers who the Board has determined are critical to the long-term performance of the Company.  Under the KERP, a participant is awarded a specified dollar award that is paid out in equal monthly installments over a minimum of two years.  KERP awards are not vested and any participant who leaves the Company forfeits the unpaid portion of the award.

Alignment.  We seek to align the interests of our executive officers with those of our investors by evaluating executive performance on the basis of key financial measurements that we believe closely correlate to shareholder value, including non-GAAP EPS, and Adjusted EBITDA. These factors represent a major component of the goals used to determine annual bonuses. The element of compensation that most directly aligns the interests of our executive officers with shareholders is equity incentive compensation, which links a significant portion of compensation to shareholder value because the total value of those awards over time corresponds to stock price appreciation.  The Company has a policy requiring that named executive officers and other senior management of the Company own a multiple of their salary in the Company’s stock. Such alignment is also facilitated by our employee stock purchase plan, which allows all of our employees and directors to purchase shares of the Company’s stock at market prices, but without paying brokerage commissions, by means of deductions from pay, and by our 401(k) plan, pursuant to which all employees may purchase shares of the Company’s stock on a pre-tax basis.  We do not have a 401(k) match, except as required under existing collective bargaining agreements.

Retention.  We attempt to retain our executives who meet our performance standards by providing competitive compensation packages and by having equity compensation awards vest over a four-year period.  We also retain our executives with KERP awards and by rewarding exceptional performance with advancement opportunities within the Company.  Over 75 of our senior managers have worked with Mr. Burton in other printing companies.

Implementing Our Objectives

Determining Compensation.  The Compensation Committee (the “Committee”) relies on its judgment in making compensation decisions, after reviewing the performance of the Company and the recommendations of management and evaluating an executive’s performance during the year against established goals, operational performance, business responsibilities, current compensation arrangements and long-term potential to enhance shareholder value.  Specific factors affecting compensation decisions for our executive officers, in accordance with the executive’s expected and accomplished role in each, include:

•	key financial measurements such as non-GAAP EPS and Adjusted EBITDA, which are the measures specifically used in our executive incentive bonus program;
•	strategic objectives such as acquisitions and dispositions;
•	promoting commercial excellence by continuously improving products and services, being a leading market player and attracting and retaining customers;
•	achieving specific operational goals for the Company or particular business or business unit led by the named executive;
•	achieving excellence in their organizational structure and among their employees; and
•	supporting our values by promoting a culture of integrity through compliance with law and our ethics policies, as well as commitment to diversity.

Although our compensation philosophy intends that more than one-half of the compensation packages for our most senior executive officers be incentive-based, we incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.  We consider competitive market compensation paid by other companies, but we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on that data to determine executive compensation. The companies we use to define the market for executive compensation purposes include a broad range of printing and publishing companies similar in revenue size to Cenveo, as well as certain other printing companies that are our direct competitors.  In addition, comparative market compensation data are collected from general industry compensation surveys.

We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives.  Any apportionment goal is not applied rigidly and does not control our compensation decisions; we use it as another tool to assess an executive’s total pay opportunities and whether we have provided the appropriate incentives to accomplish our compensation objectives.  The magnitude and mix of compensation elements are designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards.  We also seek to balance compensation elements that are based on financial, operational and strategic metrics with others that are based on the performance of the Company’s stock.

Role of Compensation Committee and CEO.  The Committee oversees the design, development and implementation of the compensation program for the CEO and the other named executives.  The Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program.  Although the Committee makes all compensation decisions regarding the named executive officers and approves the measurements  relating to bonus payments and equity awards, the Committee relies in part on the recommendations of the CEO in its decision-making.  The CEO receives and reviews formal self-appraisals and departmental personnel appraisals from department heads and submits them with his comments to the Committee for decision-making. The financial goals for participants in the executive bonus program include key financial targets for the Company publicly announced to the market by our CEO in our year-end earnings calls. These targets are approved by our full Board of Directors.  The CEO also, in conjunction with senior human resource executives, annually reviews the performance of each of the executives participating in the executive bonus program, the results of which also are submitted to the Committee. Notwithstanding the CEO’s active role in the Committee’s compensation process, the Committee evaluates all information and recommendations submitted to it and independently makes its compensation determinations.

Role of Compensation Consultant.  Neither the Company nor the Committee has formally used the services of any compensation consultant in matters affecting senior executive or director compensation.

Employment and Severance Arrangements. Our CEO has an employment agreement that provides for his employment by Cenveo through December 31, 2012, subject to automatic one-year renewals absent notice of non-renewal by either party at least 90 days before the end of the term. In order to assure continuity of management while the Company pursues its goals over the next several years, the employment agreement was amended on February 27, 2008 to extend Mr. Burton’s employment by Cenveo through that date.  The employment agreement was amended on December 30, 2008 in order to comply with regulations issued under Section 409A of the Internal Revenue Code (IRC).  The employment agreement, as amended, also provides for an annual base salary of at least $1,100,000, a target bonus opportunity of 300% of base salary to be earned on an “all or nothing” basis, so that our CEO will not be entitled to any bonus unless all of the key financial goals are satisfied, and certain personal benefits.  Our other named executives have employment agreements that provide for severance in the event the Company terminates their employment without cause or they terminate their employment for good reason.   If the Company terminates a named executive’s employment “without cause,” or if the named executive terminates his employment for “good reason,” each as defined in the agreement, the executive’s severance would include a lump sum severance payment, COBRA coverage for a specified period and immediate vesting of all outstanding stock options and other equity grants, each in the amounts specified under “Employment Agreements” on page 23 of the proxy statement for our 2009 annual meeting of shareholders.

We believe that providing this level of financial security is a key factor in enabling us to attract and retain high-performing executives, and also serves as protection to the Company upon termination of the named executives’ employment with the Company.  The employment agreements each contain non-competition and non-solicitation agreements on the part of the executives that match or exceed the time period for which severance is paid.

Stock Ownership Requirements.  In order to ensure that the Company’s managers have a stake in the success of the Company, and to further align management with the Company’s other shareholders, the Company has instituted a policy requiring that named executive officers and other senior management of the Company own specified values of the Company’s stock.  The levels are calculated as a multiple of the manager’s base salary, and managers are given five years to reach their ownership levels.  The levels are as follows:  Chairman and CEO – five times base salary; President, Executive Vice Presidents and Senior Vice Presidents – three times base salary; and Vice Presidents – two times base salary.

In 2008 alone, our CEO purchased over $4,397,000 in the Company’s stock.  Our other named executive officers have also invested substantial amounts in the Company’s stock.  For their current stock ownership, see Ownership of Voting Securities on page 9 of the proxy statement for our 2009 annual meeting of shareholders.

Equity Grant Practices. The exercise price of each stock option awarded to our senior executives and other employees under our long-term incentive plan is the closing price of the Company’s stock on the date of grant.  We expect that annual grants will be made on the same day of every year – September 12, the anniversary of the date the current management assumed control of Cenveo.  In 2008, the Company began granting 50% of the MBO awards for senior management in stock in order to further align the interests of management and shareholders.  The first such grants were made in May 2008 and the Company expects that such grants will continue to be made in May each year.  In addition, in 2008, the Company awarded special grants to one director and three executives to compensate them for extraordinary services.  We do not reprice stock options.

Tax Deductibility of Compensation.  Section 162(m) of the IRC imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s CEO or any of certain other executive officers.  This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareholders).  We consider ways to maximize deductibility of executive compensation, but the compensation committee retains the flexibility to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent regardless of the ultimate deductibility of such compensation.  Our current long-term equity incentive plan is structured to give the compensation committee the flexibility to grant awards that qualify as performance-based under Section 162(m) as well as awards that do not qualify.

Elements Used to Achieve Compensation Objectives

Annual Cash Compensation

Base Salary. The Committee periodically reviews the base salary of the Chief Executive Officer and his direct reports. The Committee considers various factors in assessing specific salaries, including the executive’s historical performance and future potential, job content, level of responsibility, comparisons with peers within and outside the Company, salary before joining Cenveo, and accountability. Base salaries for senior officers of the Company, including the named executive officers, are not routinely increased, which is consistent with the Company’s philosophy that a significant part of executives’ compensation should be contingent on the achievement of performance objectives.

Annual Incentive Bonus – Management By Objectives. Potential payout amounts (expressed as a percentage of salary) under our MBO bonus plan are established by the Committee early in the fiscal year, after assessing recommendations of management and considering the factors used to determine base salary.  At that time, the Committee also approves the use of the Company-based key financial goals that apply to all of the named executives, as well as specific qualitative and quantitative goals within each executive’s area of responsibility.  If shareholders approve the amendment of the 2007 Plan, the Committee intends to grant a portion of the performance-vested MBO awards in Cenveo RSUs rather than in cash.  At the end of each year, the CEO reviews the Company’s full-year financial results against the financial and other goals set by the Committee for the year. No bonus is paid unless the Company-based key financial goals for the award are satisfied. The CEO recommends to the Committee the specific bonus payout for each of the named executives other than himself based on the levels of achievement of the criteria established by the Committee.  The Committee has the discretion to increase or decrease the bonus from the CEO’s recommendation.  The Committee does not have discretion to increase the bonus to an amount greater than the maximum amount payable upon achievement of applicable performance targets.

The salaries and annual incentive bonuses paid to the named executive officers for 2008 are discussed below and shown in the Summary Compensation Table on page 18 of the proxy statement for our 2009 annual meeting of shareholders.

Equity Awards

Stock Options, Restricted Stock and RSUs.  To further align the interests of management with the interests of shareholders, our executive compensation package includes stock option grants, restricted stock and RSU awards. Equity awards outside the MBO bonus plan are made each September, but no such stock awards will be made unless we are on track to achieve our annual non-GAAP EPS and Adjusted EBITDA targets.

Options have a per share exercise price of 100% of the fair market value of a share of our common stock on the date of grant and, accordingly, the value of the option is dependent on the future market performance of the common stock. The number of shares of common stock subject to options granted to our executive officers is generally based on the salary, responsibilities and performance of each officer.  In addition, the compensation committee reviews the number and value of options granted by selected peer companies in making option grants to our executive officers.

Restricted shares are shares of common stock that are subject to forfeiture.  The shares vest on the basis of performance and/or continued employment as determined in advance by the Committee. The shares generally are forfeited by participants if they leave Cenveo before the shares have vested.  A participant who has received a grant of restricted shares will receive dividends and the right to vote those shares. Restricted shares may not be transferred, encumbered or disposed of until they have vested.

Each RSU has the fair market value of one share of common stock on the date specified in the award agreement (generally the vesting date) and is paid in cash, shares or other property as determined by the Committee.  The RSUs vest on the basis of performance or continued employment, as determined by the Committee.  A participant is credited with dividend equivalents on any vested RSUs when dividends are paid to shareholders, but is not entitled to dividend equivalents on unvested RSUs.  RSUs generally may not be transferred prior to the delivery of the common stock.

When determining the appropriate combination of stock options, restricted stock and RSUs, our goal is to weigh the cost of these grants with their potential benefits as a compensation tool.  We believe that providing combined grants of stock options, on the one hand, and restricted stock and/or RSUs, on the other, effectively balances our objective of focusing the named executives on delivering long-term value to our shareholders, with our objective of providing value to the executives with the equity awards.  Stock options only have value to the extent the price of the Company’s stock on the date of exercise exceeds the exercise price on the grant date, and thus are an effective compensation element only if the stock price increases over the term of the award.  In this sense, stock options are a motivational tool.  Unlike stock options, restricted stock and RSUs offer executives the opportunity to receive shares of the Company’s stock on the date the restriction lapses.  In this regard, RSUs serve both to reward and retain executives, as some of the RSUs we have granted vest upon satisfaction of performance targets and others vest over an extended period of time and the value of the RSUs is linked to the price of the Company’s stock on the date the RSU vests.  Unvested stock options and RSUs are forfeited if the executive voluntarily leaves the Company and generally are vested upon a change in control of the Company or if the Company terminates the executive’s employment without cause.

The allocation of the number and mix of stock options, restricted shares and RSUs issued to a particular executive is not based on a rigid formula, but rather is determined on an individual basis based on the variety and mix of equity grants by our peers, a consideration of the respective incentives created by the various equity grants with respect to the particular executive, his particular role at the Company and other factors.

During 2008, Mr. Burton vested in 50,000 shares of restricted stock and 137,500 RSUs.  Also during 2008, Messrs. Hiltwein, Vinson and Davis vested in 11,250, 16,000 and 10,000 RSUs, respectively.  In addition, Messrs. Burton, Hiltwein, Vinson and Davis vested in 175,000, 12,500, 51,250, and 35,000 in stock options, respectively, in 2008.  All of these awards were granted in 2005, 2006 and 2007.  The value realized by each executive upon such vesting is set forth in the Option Exercises and Stock Vested Table on page 21 of the proxy statement for our 2009 annual meeting of shareholders.  None of the named executives exercised stock options during 2008. During 2008, each of the named executives was granted only RSUs.  The number of shares subject to such awards and their full value for financial reporting purposes are set forth in the Grants of Plan-Based Awards Table on page 19 of the proxy statement for our 2009 annual meeting with shareholders.

Other Elements

Stock Purchase Plan.  In 2005, we adopted an employee stock purchase plan that allows our employees, including executives, to purchase our common stock at market prices on a monthly basis through payroll deductions.  In 2007, we amended the plan to allow participation by our non-employee directors.  Payroll deductions may not exceed $10,000 per month.  The Company does not subsidize the stock purchases under the plan, except by payment of brokerage commissions.  Mr. Burton is purchasing stock through the plan at the maximum level of $10,000 per month.

Other Compensation.  We provide our named executives with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table on page 18 of the proxy statement for our 2009 annual meeting of shareholders that we believe are reasonable, competitive and consistent with the Company’s overall executive compensation program.  We believe that these benefits generally allow our executives to work more efficiently.  The costs of these benefits, which include car allowances and life insurance premiums, constitute only a small percentage of each named executive’s total compensation.

Pension and Retirement Benefits

No Retirement Compensation for Executives.  Our CEO and other named executives receive no pension or other retirement payments or contributions.

No Deferred Compensation Plan for Executives.  We have no deferred compensation plan for our named executives.

401(k) Plan.  We have a 401(k) plan to which all eligible employees can contribute a portion of their compensation on a pre-tax basis.  A plan participant can direct the investment of contributions into one of twenty mutual funds and other investment vehicles, including the Company’s common stock.  We do not match employee contributions under this plan, except as required under existing collective bargaining agreements.

Compensation for the Named Executives in 2008

No Automatic Increases.   No named executive officer is entitled to any automatic or contractual increase in compensation.  In light of the strong performance of the Company against key financial and operational measurements in 2008, the Committee made the following salary increases for its named executive officers:  for Mr. Davis, $20,000 and for Mr. Vinson, $25,000.  For 2008, bonus target amounts were increased to the following levels:  for Mr. Davis, $277,500, and for Mr. Vinson, $375,000.  A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis section of our 2008 Annual Report filed with the SEC.

Amendment of CEO Employment Agreement.  Mr. Burton’s employment agreement was amended on December 29, 2008 in order to comply with 409A regulations.

Goals.  In determining the salary increases and bonus target increases referred to above, the Committee considered the accomplishment of specific goals within each executive’s area of responsibility.  For our CEO, these other goals included cost savings requirements, building a management team that provides growth opportunities for all, including women and minorities, and providing leadership to grow Cenveo to be an industry leader in areas including customer service and stock price performance.  For our Group President, Envelope, Commercial Print & Packaging, and President, Cadmus Publisher Services Group, these goals included operations-specific management, sales, and productivity initiatives.  For our CFO, these goals included capital structure improvements and development of the Company’s finance employees.  For our General Counsel, these goals included resolution of disputes and satisfaction of corporate governance and compliance objectives.

2008 Bonuses.  Our named executives’ annual bonus is 100% performance-based and is earned on an “all or nothing” basis under the guidelines of our MBO plan. That is, in order for each executive to receive any bonus for 2008, Cenveo had to achieve all of the following financial goals:

•	Adjusted EBITDA - $300 million
•	Adjusted EBITDA Margins - 12.6%
•	Non-GAAP EPS - $1.58/share
•	Free cash flow - $125 million
•	Revenues - $2.38 billion
•	Capital expenditures - no more than $35 - $40 million

Note regarding non-GAAP financial measures: The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, excluding integration, acquisition and other charges, stock-based compensation provision, restructuring, impairment, and other charges, gain (loss) on early extinguishment of debt, gain (loss) on sale of non-strategic businesses, and income (loss) from discontinued operations, net of taxes. The Company defines Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. Non-GAAP EPS is Non-GAAP net income (loss) per diluted share. Non-GAAP net income (loss) excludes integration, acquisition and other charges, stock-based compensation provision, restructuring, impairment and other charges, gain (loss) on sale of non strategic businesses, (gain) loss on early extinguishment of debt, the income tax expense (benefit) relating to the above non-GAAP adjustments, and income (loss) from discontinued operations, net of taxes. The Company defines free cash flow as Adjusted EBITDA less cash interest, cash taxes, and capital expenditures, plus proceeds from the sale of property, plant and equipment.

Due to the fact that Cenveo did not meet the above objectives, it did not pay any bonuses to its named executive officers for 2008.  Even if the six Company-wide financial targets had been met, a portion of the bonuses of our CEO and other named executives was linked to the accomplishment of specific goals within each executive’s area of responsibility.  For each named executive officer, the following list describes the bonus opportunity and specific goals that each named executive officer would have been required to achieve in order to achieve his full bonus:

•
our CEO was entitled to a target bonus opportunity equal to 300% of his base salary, of which an aggregate of 25% was linked to the following goals:  (i) cost savings requirements (10% of his bonus opportunity); (ii) building a management team that provides growth opportunities for all, including women and minorities (5% of his bonus opportunity); (iii) continuing to seek out acquisition opportunities to grow Cenveo’s revenues and Adjusted EBITDA (5% of his bonus opportunity); and (iv) providing leadership to grow Cenveo to be an industry leader in areas including stock price performance and growth opportunities for employees (5% of his bonus opportunity);

•
our Group President, Envelope, Commercial Print & Packaging Group was entitled to a target bonus opportunity equal to 110% of his base salary, of which an aggregate of 50% was linked to the following goals:  (i) operations-specific EBITDA target of $181.2 million and revenue target of $1.77 billion (25% of his bonus opportunity): (ii) cost savings requirements (10% of his bonus opportunity); (iii) integrating our Envelope, Commercial Print & Packaging Group (10% of his bonus opportunity); and (iv) continuing to seek out acquisition opportunities (5% of his bonus opportunity);

•
our President, Cadmus Publisher Services Group was entitled to a target bonus opportunity equal to 100% of his base salary, of which an aggregat of 50% was linked to the following goals:  (i) operations-specific EBITDA target of $50.5 million (30% of his bonus opportunity); (ii) cost savings requirements (10% of his bonus opportunity); (iii) continuing to seek out acquisition opportunities (5% of his bonus opportunity); and (iv) achieving leadership-related goals for the Cadmus Publisher Services Group (5% of his bonus opportunity);

•
our CFO was entitled to a target bonus opportunity equal to 110% of his base salary, of which an aggregate of 50% was linked to the following goals:  (i) capital structure improvements (20% of his bonus opportunity); (ii) assisting in acquisition opportunities (10% of his bonus opportunity); (iii) enhancing opportunities for women and minorities (10% of his bonus opportunity); and (iv) development of Cenveo’s finance employees (10% of his bonus opportunity); and

•
our General Counsel was entitled to a target bonus opportunity equal to 75% of his base salary, of which an aggregate of 50% was linked to the following goals:  (i) providing leadership for field operations and resolving disputes and other matters (20% of his bonus opportunity); (ii) supporting integration of recent acquisitions (15% of his bonus opportunity); (iii) satisfaction of SEC-related filing requirements (10% of his bonus opportunity); and (iv) certain management-related objectives (5% of his bonus opportunity).

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during fiscal year 2008 were independent directors, and no member was an employee or former employee.  No Compensation Committee member had any relationship requiring disclosure under the section titled “Certain Relationships and Related Person Transactions” in this proxy statement.  During fiscal year 2008, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management.  Based on the review and discussions, the Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement.  This report is provided by the following independent directors, who comprise the committee:

THE COMPENSATION COMMITTEE

Gerald S. Armstrong (Chair)
Leonard C. Green
Dr. Mark J. Griffin
Robert B. Obernier

PART IV

Item 15 of the Original 10-K is amended as follows:

Item 15.   Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kenneth P. Viret, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.
____________
*	Filed herewith.

(b) Exhibits Filed

Included in Item 15(a)(3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on July 30, 2009.

CENVEO, INC.

By:	/S/ ROBERT G. BURTON, SR.
Robert G. Burton, Sr., Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ KENNETH P. VIRET
Kenneth P. Viret, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)