Form 10-Q/A
period 2009-03-28
CENVEO, INC
filed 2009-07-30
CIK 920321

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

CENVEO, INC.

FORM 10-Q/A

AMENDMENT NO. 1

FOR THE QUARTERLY ENDED MARCH 28, 2009

EXPLANATORY NOTE

This Form 10-Q/A is being filed in response to a request in a Securities and Exchange Commission (“SEC”) staff comment letter that we enhance certain disclosures, as outlined below, in our Annual Report on Form 10-Q for the three months ended March 28, 2009, which was originally filed by Cenveo with the SEC on May 6, 2009 (the “Original 10-Q”).  This Amendment amends Item 1 -- Financial Statements in order to provide additional disclosure within Footnote 6 – Long-Term Debt regarding the cross-acceleration and cross-default provisions of the Cenveo’s 8⅜% senior subordinated notes due 2014, 10½% senior notes due 2016 and 7⅞% senior subordinated notes due 2013, collectively (the “Notes”) subsequent to the amendment of our Amended Credit Facilities on April 24, 2009. The amendment had no impact on the cross acceleration and cross-default provisions of the Notes.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 6 - Exhibits.

Except for the changes contained in this Amendment that are noted above, this Amendment continues to speak as of the date of the Original 10-Q, does not reflect any subsequent information or events, and does not modify, amend or update in any way any other item or disclosure in the Original 10-Q. All references in this Amendment to “this Quarterly Report on Form 10-Q” or words of similar import refer to the Original 10-Q, as amended by this Amendment.

PART I. FINANCIAL INFORMATION

Item 1 of the Original 10-Q is amended to read in its entirety as follows:

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

On April 24, 2009, the Company amended its Amended Credit Facilities with the consent of the lenders thereunder, which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant.  The Company’s Leverage Covenant, which it must be in pro forma compliance with at all times, has been increased to 6.25:1.00 through March 31, 2010, and then proceeds to step down through the end of the term of the Amended Credit Facilities. The Company’s Interest Coverage Covenant, which it must be in compliance with on a quarterly basis, has been reduced to 1.85:1.00 through December 31, 2009, and then proceeds to step up through the end of the term of the Amended Credit Facilities. Additionally, the calculations of the two financial covenants discussed above have been modified to permit the adding back of certain amounts.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

As conditions to the amendment, the Company agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant then in effect. Previously, the Company’s LIBOR borrowing spread under the Revolving Credit Facility ranged from 175 basis points to 200 basis points, based upon the Leverage Covenant, and the LIBOR borrowing spread on the Term Loans was 200 basis points.   Further, the amendment: (i) reduces the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increases the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminates the Company’s ability to request a $300.0 million incremental term loan facility; (iv) limits new senior unsecured debt and debt assumed from acquisitions to $50 million; (v) eliminates the restricted payments basket while leverage exceeds certain thresholds; (vi) requires that certain additional financial information be delivered; (vii) lowers the annual amount that can be spent on capital expenditures to $30 million; and (viii) increases certain mandatory prepayments.  An amendment fee of 50 basis points was paid to all consenting lenders who approved the amendment. Except as provided in the amendment, all other provisions of the Company’s Amended Credit Facilities remain in full force and effect, including the Company’s failure to operate within the revised Leverage Covenant and Interest Coverage Covenant ratio thresholds, in certain circumstances, or have effective internal controls would prevent the Company from borrowing additional amounts and could result in a default under its Amended Credit Facilities. Such default could cause the indebtedness outstanding under its Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, its 7⅞% Notes, 8⅜% Notes, 10½% Notes and any other indebtedness the Company may then have, to become immediately due and payable.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,692	$13,903	$37,668	$168	$—	$54,431
Cash flows from investing activities:
Intercompany note	—	683	—	—	(683)	—
Capital expenditures	—	(1,712)	(7,385)	—	—	(9,097)
Proceeds from sale of property, plant and equipment	—	195	153	—	—	348
Net cash used in investing activities	—	(834)	(7,232)	—	(683)	(8,749)
Cash flows from financing activities:
Repayments under revolving credit facility, net	—	(45,200)	—	—	—	(45,200)
Proceeds from exercise of stock options	288	—	—	—	—	288
Repayments of term loans	—	(1,800)	—	—	—	(1,800)
Repayments of other long-term debt	—	(97)	(1,709)	—	—	(1,806)
Intercompany note	—	—	(683)	—	683	—
Intercompany advances	(2,980)	29,630	(26,841)	191	—	—
Net cash (used in) provided by financing activities	(2,692)	(17,467)	(29,233)	191	683	(48,518)
Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	—	9
Net (decrease) increase in cash and cash equivalents	—	(4,398)	1,212	359	—	(2,827)
Cash and cash equivalents at beginning of year	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of quarter	$—	$8,693	$2,094	$2,268	$—	$13,055

PART II. OTHER INFORMATION

Item 6 of the Original 10-Q is amended as follows:

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kenneth P. Viret, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

________________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on July 30, 2009.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth P. Viret
Kenneth P. Viret
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)