Form 10-Q
period 2009-06-27
CENVEO, INC
filed 2009-08-05
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of August 4, 2009 the registrant had 54,606,238 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 27, 2009	January 3, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,365	$10,444
Accounts receivable, net	230,999	270,145
Inventories	140,341	159,569
Prepaid and other current assets	76,351	74,890
Total current assets	456,056	515,048

Property, plant and equipment, net	394,316	420,457
Goodwill	311,183	311,183
Other intangible assets, net	271,553	276,944
Other assets, net	26,801	28,482
Total assets	$1,459,909	$1,552,114

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$16,808	$24,314
Accounts payable	146,328	174,435
Accrued compensation and related liabilities	25,389	37,319
Other current liabilities	81,364	88,870
Total current liabilities	269,889	324,938

Long-term debt	1,257,880	1,282,041
Deferred income taxes	18,989	26,772
Other liabilities	144,583	139,318
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	546	542
Paid-in capital	278,199	271,821
Retained deficit	(469,529)	(446,966)
Accumulated other comprehensive loss	(40,648)	(46,352)
Total shareholders’ deficit	(231,432)	(220,955)
Total liabilities and shareholders’ deficit	$1,459,909	$1,552,114

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net sales	$397,644	$524,501	$809,744	$1,058,829
Cost of sales	320,365	417,406	668,681	853,704
Selling, general and administrative expenses	48,370	63,240	100,885	126,366
Amortization of intangible assets	2,355	2,279	4,671	4,454
Restructuring, impairment and other charges	32,031	5,425	40,763	15,174
Operating income (loss)	(5,477)	36,151	(5,256)	59,131
Interest expense, net	27,807	26,175	50,352	53,153
(Gain) loss on early extinguishment of debt	725	4,242	(16,917)	4,242
Other (income) expense, net	(2,621)	663	(2,586)	1,124
Income (loss) from continuing operations before income taxes	(31,388)	5,071	(36,105)	612
Income tax (benefit) expense	(13,547)	2,005	(14,077)	289
Income (loss) from continuing operations	(17,841)	3,066	(22,028)	323
Loss from discontinued operations, net of taxes	(411)	(399)	(535)	(1,055)
Net income (loss)	$(18,252)	$2,667	$(22,563)	$(732)

Income (loss) per share – basic and diluted:
Continuing operations	$(0.33)	$0.06	$(0.40)	$0.01
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.34)	$0.05	$(0.41)	$(0.01)
Weighted average shares outstanding:
Basic	54,551	53,776	54,456	53,745
Diluted	54,551	54,216	54,456	54,219

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$(22,563)	$(732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	535	1,055
Depreciation and amortization, excluding non-cash interest expense	33,627	36,501
Non-cash interest expense, net	1,064	775
(Gain) loss on early extinguishment of debt	(16,917)	4,242
Stock-based compensation provision	6,856	6,961
Non-cash restructuring, impairment and other charges	24,489	2,952
Deferred income taxes	(16,316)	(990)
Gain on sale of assets	(3,907)	(2,420)
Other non-cash charges, net	3,518	5,575
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	38,086	60,965
Inventories	17,509	(1,487)
Accounts payable and accrued compensation and related liabilities	(39,267)	10,774
Other working capital changes	(4,797)	7,891
Other, net	120	(5,679)
Net cash provided by operating activities	22,037	126,383
Cash flows from investing activities:
Capital expenditures	(16,075)	(25,387)
Proceeds from sale of property, plant and equipment	5,159	12,014
Proceeds from sale of investment	4,032	—
Cost of business acquisitions, net of cash acquired	—	(38,453)
Acquisition payments	—	(3,653)
Net cash used in investing activities	(6,884)	(55,479)
Cash flows from financing activities:
Repayment of 8⅜% senior subordinated notes	(23,024)	—
Repayment of term loans	(21,083)	(3,600)
Payment of amendment and debt issuance costs	(7,296)	(5,297)
Repayments of other long-term debt	(4,870)	(11,624)
Repayment of 7⅞% senior subordinated notes	(4,295)	—
Repayment of 10½% senior notes	(3,250)	—
Purchase and retirement of common stock upon vesting of RSUs	(478)	—
Payment of refinancing fees, redemption premiums and expenses	(94)	—
Borrowings (repayments) under revolving credit facility, net	47,200	(64,200)
Repayment of senior unsecured loan	—	(175,000)
Proceeds from issuance of 10½% senior notes	—	175,000
Proceeds from issuance of other long-term debt	—	9,311
Proceeds from exercise of stock options	—	1,154
Net cash used in financing activities	(17,190)	(74,256)
Effect of exchange rate changes on cash and cash equivalents	(42)	9
Net decrease in cash and cash equivalents	(2,079)	(3,343)
Cash and cash equivalents at beginning of period	10,444	15,882
Cash and cash equivalents at end of period	$8,365	$12,539

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, however, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the applicable interim period. The results of operations for the three and six month periods ended June 27, 2009 are generally not indicative of the results to be expected for any interim period or for the full year. The January 3, 2009 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (the “Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the second quarter of 2009 and 2008 each consisted of 13 weeks, and our reporting periods for the six months ended June 27, 2009 and June 28, 2008 consisted of 25 and 26 weeks, respectively.

New Accounting Pronouncements

SFAS 141R

Effective January 4, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed by the Company on or after January 4, 2009.  In accordance with the transition guidance in SFAS 141R, the Company recorded a charge in the fourth quarter of 2008 to write-off acquisition-related costs. Acquisition-related costs for the three and six months ended June 27, 2009 were $2.3 million and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

FSP FAS 132(R)-1

Effective January 4, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS 132 “Employers’ Disclosure about Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other retirement plan. As required by FSP FAS 132(R)-1, the Company will provide the required additional disclosures in its annual financial statements for the year ending January 2, 2010.

FSP FAS 142-3

Effective January 4, 2009, the Company adopted FASB Standard Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS 160

Effective January 4, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 had no impact on the Company’s condensed consolidated financial statements at January 4, 2009.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Basis of Presentation (Continued)

SFAS 161

Effective January 4, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 had no impact on the Company’s condensed consolidated financial statements.

FSP 107-1

Effective April 9, 2009, the Company adopted FASB FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require disclosures about the fair value of financial instruments for interim reporting periods, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS 165

Effective May 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company will recognize in its condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing its financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. In accordance with SFAS 165, the Company has evaluated events and transactions after the close of its balance sheet on June 27, 2009, until the date of the Company’s 10-Q filing with the SEC on August 5, 2009, for potential recognition or disclosure in the Company’s condensed consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”)  by amending Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. Under SFAS 167, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered primary beneficiary and must consolidate the VIE. SFAS 167 is effective for the Company on January 3, 2010. The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 162”)” (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes The FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 will become effective for the Company beginning on October 3, 2009. The Company expects that SFAS 168 will not have a material impact on its condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Stock-Based Compensation

During the second quarter of 2009, the Company granted 89,000 stock options under its 2007 Long-Term Equity Incentive Plan.  The only other changes to the Company’s stock-based compensation awards from the amounts presented as of January 3, 2009, were the vesting and exercise of 478,061 restricted stock units (“RSUs”) for shares of the Company’s common stock and the cancellation or forfeiture of 56,750 stock options and 40,598 RSUs.

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $3.4 million and $6.9 million for the three and six months ended June 27, 2009, respectively, and $4.3 million and $7.0 million for the three and six months ended June 28, 2008, respectively.

 3. Acquisitions

Nashua

On May 7, 2009, the Company and Nashua Corporation (“Nashua”) signed a definitive merger agreement whereby the Company will acquire all of the common shares of Nashua. Under the terms of the definitive agreement, each share of common stock of Nashua will be converted into the right to receive (i) $0.75 per share in cash and (ii) Cenveo common stock with a value of $6.13 per share, provided, that in no event will a Nashua share be exchanged for less than 1.168 or more than 1.635 of a Cenveo share. Consummation of the merger is expected to occur in the third quarter of 2009 and is subject to customary closing conditions, including approval of Nashua’s shareholders.

Liabilities Related to Exit Activities

The Company recorded liabilities in the purchase price allocation in connection with its plans to exit certain activities of previous acquisitions. A summary of the activity recorded for these liabilities was as follows (in thousands):

Lease Termination Costs
Liabilities recorded at January 3, 2009	$2,264
Payments	(391)
Balance at June 27, 2009	$1,873

4. Inventories

Inventories by major category were as follows (in thousands):

	June 27, 2009	January 3, 2009
Raw materials	$55,526	$67,236
Work in process	25,504	27,011
Finished goods	59,311	65,322
	$140,341	$159,569

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	June 27, 2009	January 3, 2009
Land and land improvements	$19,766	$21,421
Building and building improvements	104,588	111,208
Machinery and equipment	618,493	622,929
Furniture and fixtures	12,842	12,589
Construction in progress	18,346	14,558
	774,035	782,705
Accumulated depreciation	(379,719)	(362,248)
	$394,316	$420,457

In the second quarter of 2009, the Company sold one of its envelope facilities which had a net book value of $2.9 million for net proceeds of $3.7 million and entered into a two year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $0.8 million, which is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales.

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

6. Other Intangible Assets

Other intangible assets were as follows (in thousands, except weighted average years):

	June 27, 2009				January 3, 2009
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	17	$159,206	$(33,797)	$125,409	$159,206	$(29,875)	$129,331
Trademarks and tradenames	24	21,011	(4,533)	16,478	21,011	(4,089)	16,922
Patents	5	3,028	(1,884)	1,144	3,028	(1,755)	1,273
Non-compete agreements	2	2,456	(1,794)	662	2,456	(1,634)	822
Other	27	702	(342)	360	768	(392)	376
		186,403	(42,350)	144,053	186,469	(37,745)	148,724

Intangible assets with indefinite lives:
Trademarks		127,500	—	127,500	127,500	—	127,500
Pollution credits		—	—	—	720	—	720
Total		$313,903	$(42,350)	$271,553	$314,689	$(37,745)	$276,944

Annual amortization expense for each of the five years in the period ending June 27, 2014 is estimated to be as follows:  $9.5 million, $9.4 million, $9.2 million, $9.1 million and $8.8 million, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt was as follows (in thousands):

	June 27, 2009	January 3, 2009
Term loans, due 2013	$686,817	$707,900
7⅞% senior subordinated notes, due 2013	296,270	303,370
10½% senior notes, due 2016	170,000	175,000
8⅜% senior subordinated notes, due 2014 ($32.2 million and $72.3 million outstanding principal amount as of June 27, 2009 and January 3, 2009, respectively)	32,767	73,581
Revolving credit facility, due 2012	55,200	8,000
Other	33,634	38,504
	1,274,688	1,306,355
Less current maturities	(16,808)	(24,314)
Long-term debt	$1,257,880	$1,282,041

Extinguishments

From January 4, 2009 through April 8, 2009, the Company purchased in the open market and retired principal amounts of approximately $40.1 million, $7.1 million and $5.0 million of its 8⅜% senior subordinated notes due 2014 (the “8⅜% Notes”), 7⅞% senior subordinated notes due 2013 (the “7⅞% Notes”), and 10½% senior notes due 2016 (the “10½% Notes”), respectively, for approximately $23.0 million, $4.3 million and $3.3 million, respectively, plus accrued and unpaid interest.  These open market purchases were made within permitted restricted payment limits under the Company’s debt agreements.

In connection with these retirements, the Company recognized gains on early extinguishment of debt of approximately $4.3 million and $21.9 million in the three and six months ended June 27, 2009, respectively, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million.

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

On April 24, 2009, the Company amended its Amended Credit Facilities with the consent of the lenders thereunder, which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant (the “Amendment”).  The Company’s Leverage Covenant, with which it must be in pro forma compliance at all times, has been increased to 6.25:1.00 through March 31, 2010, and then proceeds to step down through the end of the term of the Amended Credit Facilities. The Company’s Interest Coverage Covenant, with which it must be in pro forma compliance on a quarterly basis, has been reduced to 1.85:1.00 through December 31, 2009, and then proceeds to step up through the end of the term of the Amended Credit Facilities. Additionally, the calculations of these two financial covenants have been modified to permit the adding back of certain amounts. The Company was in compliance with all debt agreement covenants as of June 27, 2009.

As conditions to the Amendment, the Company agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant then in effect. Previously, the Revolving Credit Facility’s borrowing spread over LIBOR ranged from 175 basis points to 200 basis points, based upon the Leverage Covenant, and the borrowing spread over LIBOR for the Term Loans was 200 basis points. Further, the Amendment: (i) reduced the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increased the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminated the Company’s ability to request a

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

$300.0 million incremental term loan facility; (iv) limits new senior unsecured debt and debt assumed from acquisitions to $50.0 million while leverage is above 4.50:1.00; (v) eliminated the restricted payments basket while leverage exceeds certain thresholds; (vi) requires that certain additional financial information be delivered; (vii) lowered the annual amount that can be spent on capital expenditures to $30.0 million in 2009; and (viii) increased certain mandatory prepayments. An amendment fee of 50 basis points was paid to all consenting lenders who approved the Amendment. Except as provided in the Amendment, all other provisions of the Company’s Amended Credit Facilities remain in full force and effect, including its failure to operate within the revised Leverage Covenant and Interest Coverage Covenant ratio thresholds, in certain circumstances, or have effective internal controls would prevent the Company from borrowing additional amounts and could result in a default under its Amended Credit Facilities. Such default could cause the indebtedness outstanding under its Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, its 7⅞% Notes, 8⅜% Notes, 10½% Notes and any other indebtedness the Company may then have, to become immediately due and payable.

In connection with the Amendment, the Company incurred a loss on extinguishment of debt of approximately $5.0 million, of which approximately $3.9 million relates to fees paid to consenting lenders and approximately $1.1 million relates to the write-off of previously unamortized debt issuance costs.  In addition, the Company capitalized approximately $3.4 million of third party costs and fees paid to consenting lenders and is amortizing them over the remaining life of the Amended Credit Facilities.

Interest Rate Swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of June 27, 2009 and January 3, 2009, the Company had $500.0 million and $595.0 million, respectively, of such interest rate swaps.  On June 22, 2009, $220.0 million notional amount interest rate swap agreements matured, of which the Company had previously entered into $125.0 million of forward-starting interest rate swaps that went effective in June 2009 to partially replace these maturing swap agreements. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s condensed consolidated financial statements depends on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of June 27, 2009, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

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

	June 27, 2009	January 3, 2009
Current Liabilities:
Interest Rate Swaps	$84	$4,483
Long-Term Liabilities:
Interest Rate Swaps	21,643	23,180
Forward Starting Swaps	—	943

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges

The Company has one active and two residual cost savings plans: (i) the 2009 Cost Savings and Restructuring Plan and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2009 Cost Savings and Restructuring Plan

In the first quarter of 2009, the Company developed and implemented a cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the current economic downturn. In the first quarter of 2009, the Company implemented cost savings initiatives throughout its operations and announced the closure of three envelope plants in Deer Park, New York, Boone, Iowa and Carlstadt, New Jersey, as well as one journal printing plant in Easton, Maryland and consolidated them into existing operations.  In the second quarter of 2009, the Company continued its cost savings initiatives and closed one commercial printing plant in Los Angeles, California and a forms plant in Jaffrey, New Hampshire and consolidated them into existing operations. As a result of these actions in 2009, the Company has reduced its headcount by approximately 1,300. The Company anticipates being substantially complete with the implementation of these cost savings initiatives in the fourth quarter of 2009. The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the three months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,450	$4,834	$720	$7,004
Asset impairments, net of gain on sale	10	3,941	—	3,951
Equipment moving expenses	591	480	—	1,071
Lease termination expenses	3,986	426	179	4,591
Multi-employer pension withdrawal expenses	—	11,303	—	11,303
Building clean-up and other expenses	1,175	296	—	1,471
Total restructuring and impairment charges	$7,212	$21,280	$899	$29,391

Restructuring and impairment charges for the six months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$3,449	$8,028	$720	$12,197
Asset impairments, net of gain on sale	2,581	4,088	—	6,669
Equipment moving expenses	724	498	—	1,222
Lease termination expenses	3,986	610	179	4,775
Multi-employer pension withdrawal expenses	—	11,303	—	11,303
Building clean-up and other expenses	1,181	483	—	1,664
Total restructuring and impairment charges	$11,921	$25,010	$899	$37,830

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges (Continued)

A summary of the activity charged to the restructuring liabilities for the 2009 Cost Savings and Restructuring Plan was as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$—	$—	$—	$—
Accruals, net	4,775	12,197	11,303	28,275
Payments	(191)	(7,681)	—	(7,872)
Balance at June 27, 2009	$4,584	$4,516	$11,303	$20,403

2007 Cost Savings and Integration Plan

The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the three months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$28	$24	$—	$52
Asset impairments, net of gain on sale	(76)	(115)	—	(191)
Equipment moving expenses	—	49	—	49
Lease termination expenses	18	(546)	—	(528)
Multi-employer pension withdrawal expenses	—	2,122	—	2,122
Building clean-up and other expenses	71	172	12	255
Total restructuring and impairment charges	$41	$1,706	$12	$1,759

Restructuring and impairment charges for the six months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$89	$106	$29	$224
Asset impairments, net of gain on sale	(76)	(98)	—	(174)
Equipment moving expenses	—	57	—	57
Lease termination expenses	31	(492)	3	(458)
Multi-employer pension withdrawal expenses	—	2,122	—	2,122
Building clean-up and other expenses	80	364	30	474
Total restructuring and impairment charges	$124	$2,059	$62	$2,245

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the three months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$130	$1,935	$230	$2,295
Asset impairments	360	433	—	793
Equipment moving expenses	24	18	—	42
Lease termination expenses	127	816	—	943
Building clean-up and other expenses	239	400	—	639
Total restructuring and impairment charges	$880	$3,602	$230	$4,712

Restructuring and impairment charges for the six months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$943	$2,665	$230	$3,838
Asset impairments	512	433	—	945
Equipment moving expenses	72	85	—	157
Lease termination expenses	421	816	—	1,237
Building clean-up and other expenses	394	628	—	1,022
Total restructuring and impairment charges	$2,342	$4,627	$230	$7,199

A summary of the activity charged to the restructuring liabilities for the 2007 Cost Savings and Integration Plan was as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$3,589	$1,975	$1,800	$7,364
Accruals, net	(458)	224	2,122	1,888
Payments	(1,057)	(1,916)	—	(2,973)
Balance at June 27, 2009	$2,074	$283	$3,922	$6,279

2005 Cost Savings and Restructuring Plan

The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges (income) for the three months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments	$—	$(10)	$—	$(10)
Lease termination expenses	19	334	(111)	242
Building clean-up and other expenses	188	461	—	649
Total restructuring and impairment charges (income)	$207	$785	$(111)	$881

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges (Continued)

Restructuring and impairment charges (income) for the six months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments	$—	$(10)	$—	$(10)
Lease termination expenses	(22)	354	(44)	288
Building clean-up and other expenses	193	217	—	410
Total restructuring and impairment charges (income)	$171	$561	$(44)	$688

2008 Activity

Restructuring and impairment charges for the three months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$14	$28	$(52)	$(10)
Asset impairments, net of gain on sale	—	224	—	224
Equipment moving expenses	—	140	—	140
Lease termination expenses	(35)	—	47	12
Building clean-up and other expenses	8	339	—	347
Total restructuring and impairment charges	$(13)	$731	$(5)	$713

Restructuring and impairment charges for the six months ended June 28, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$27	$150	$16	$193
Asset impairments, net of gain on sale	—	(252)	—	(252)
Equipment moving expenses	—	462	—	462
Lease termination expenses	(3)	—	81	78
Building clean-up and other expenses	156	700	—	856
Total restructuring and impairment charges	$180	$1,060	$97	$1,337

A summary of the activity charged to the restructuring liabilities for the 2005 Cost Savings and Restructuring Plan was as follows (in thousands):

	Lease Termination Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$3,877	$208	$4,085
Accruals, net	288	—	288
Payments	(1,886)	(59)	(1,945)
Balance at June 27, 2009	$2,279	$149	$2,428

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee in the first quarter of 2008, the Company incurred a non-recurring charge in 2008 of approximately $6.7 million for professional fees.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Pension and Other Postretirement Plans

The following table provides components of net periodic pension expense for the Company’s pension plans and other postretirement benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$98	$121	$197	$240
Interest cost	2,503	2,378	4,996	4,959
Expected return on plan assets	(1,926)	(2,628)	(3,852)	(5,313)
Net amortization and deferral	1	2	1	4
Recognized net actuarial loss	588	55	1,176	111
Net periodic pension expense	$1,264	$(72)	$2,518	$1

Interest cost on the projected benefit obligation related to the Company’s other postretirement plans includes $0.2 million and $0.1 million in the three months ended June 27, 2009 and June 28, 2008, respectively, and $0.4 million in the six months ended June 27, 2009 and June 28, 2008.

During the six months ended June 27, 2009, the Company made contributions of $2.7 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $4.6 million to its pension plans and other postretirement plans for the remainder of 2009.

10. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various legal proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

11. Comprehensive Income (Loss)

A summary of comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss)	$(18,252)	$2,667	$(22,563)	$(732)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of taxes	2,635	8,887	4,190	(472)
Currency translation adjustment	2,214	(239)	1,514	(1,489)
Comprehensive income (loss)	$(13,403)	$11,315	$(16,859)	$(2,693)

12.  Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. The only Company securities as of June 27, 2009 that could dilute basic income (loss) per share for periods subsequent to June 27, 2009, that were not included in the computation of diluted earnings per share for the three and six months ended June 27, 2009 are: (i) outstanding stock options, which are exercisable into 2,954,225 shares, respectively, of the Company’s common stock, and (ii) 2,062,130 shares, respectively, of restricted stock and RSUs.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Income (Loss) per Share (Continued)

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator for basic and diluted income (loss) per share
Income (loss) from continuing operations	$(17,841)	$3,066	$(22,028)	$323
Loss from discontinued operations, net of taxes	(411)	(399)	(535)	(1,055)
Net income (loss)	$(18,252)	$2,667	$(22,563)	$(732)

Denominator for weighted average common shares outstanding:
Basic shares	54,551	53,776	54,456	53,745
Dilutive effect of equity awards	—	440	—	474
Diluted shares	54,551	54,216	54,456	54,219

13. Segment Information

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

Operating income (loss) of each segment includes substantially all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses (Note 2).

Corporate identifiable assets primarily consist of cash and cash equivalents, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales:
Envelopes, forms and labels	$186,677	$227,877	$369,108	$466,014
Commercial printing	210,967	296,624	440,636	592,815
Total	$397,644	$524,501	$809,744	$1,058,829

Operating income (loss):
Envelopes, forms and labels	$10,647	$32,234	$19,053	$57,860
Commercial printing	(7,408)	13,264	(5,978)	24,542
Corporate	(8,716)	(9,347)	(18,331)	(23,271)
Total	$(5,477)	$36,151	$(5,256)	$59,131

Restructuring, impairment and other charges:
Envelopes, forms and labels	$7,460	$867	$12,216	$2,522
Commercial printing	23,771	4,333	27,630	5,687
Corporate	800	225	917	6,965
Total	$32,031	$5,425	$40,763	$15,174

Net sales by product line:
Envelopes	$129,340	$154,976	$256,015	$320,644
Commercial printing	135,271	206,833	291,046	411,519
Journals and periodicals	73,650	90,073	146,983	180,637
Labels and business forms	59,383	72,619	115,700	146,029
Total	$397,644	$524,501	$809,744	$1,058,829

Intercompany sales:
Envelopes, forms and labels to commercial printing	$957	$1,444	$2,324	$2,678
Commercial printing to envelopes, forms and labels	386	804	926	2,318
Total	$1,343	$2,248	$3,250	$4,996

	June 27, 2009	January 3, 2009
Identifiable assets:
Envelopes, forms and labels	$587,339	$624,760
Commercial printing	802,699	863,224
Corporate	69,871	64,130
Total	$1,459,909	$1,552,114

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three and six months ended June 27, 2009 and June 28, 2008.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 27, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,616	$547	$2,202	$—	$8,365
Accounts receivable, net	—	104,121	124,396	2,482	—	230,999
Inventories	—	77,187	61,760	1,394	—	140,341
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	63,632	10,328	2,391	—	76,351
Total current assets	—	287,494	197,031	8,469	(36,938)	456,056

Investment in subsidiaries	(231,432)	1,402,177	2,330	6,725	(1,179,800)	—
Property, plant and equipment, net	—	149,298	244,630	388	—	394,316
Goodwill	—	29,245	281,938	—	—	311,183
Other intangible assets, net	—	8,160	263,393	—	—	271,553
Other assets, net	—	21,758	4,700	343	—	26,801
Total assets	$(231,432)	$1,898,132	$994,022	$15,925	$(1,216,738)	$1,459,909

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$—	$8,485	$8,323	$—	$—	$16,808
Accounts payable	—	84,520	59,642	2,166	—	146,328
Accrued compensation and related liabilities	—	16,122	9,267	—	—	25,389
Other current liabilities	—	64,150	16,144	1,070	—	81,364
Intercompany payable (receivable)	—	710,245	(714,682)	4,437	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	883,522	(584,368)	7,673	(36,938)	269,889

Long-term debt	—	1,232,891	24,989	—	—	1,257,880
Deferred income tax liability (asset)	—	(65,110)	84,902	(803)	—	18,989
Other liabilities	—	78,261	66,322	—	—	144,583
Shareholders’ equity (deficit)	(231,432)	(231,432)	1,402,177	9,055	(1,179,800)	(231,432)
Total liabilities and shareholders’ equity (deficit)	$(231,432)	$1,898,132	$994,022	$15,925	$(1,216,738)	$1,459,909

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 27, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$179,734	$213,260	$4,650	$—	$397,644
Cost of sales	—	150,489	166,507	3,369	—	320,365
Selling, general and administrative expenses	—	28,308	19,975	87	—	48,370
Amortization of intangible assets	—	108	2,247	—	—	2,355
Restructuring, impairment and other charges	—	19,384	12,647	—	—	32,031
Operating income (loss)	—	(18,555)	11,884	1,194	—	(5,477)
Interest expense (income), net	—	27,271	546	(10)	—	27,807
Intercompany interest expense (income)	—	(304)	304	—	—	—
Loss on early extinguishment of debt	—	725	—	—	—	725
Other (income) expense, net	—	204	(3,271)	446	—	(2,621)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(46,451)	14,305	758	—	(31,388)
Income tax expense (benefit)	—	(13,768)	(925)	1,146	—	(13,547)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(32,683)	15,230	(388)	—	(17,841)
Equity in income of unconsolidated subsidiaries	(18,252)	14,842	(388)	—	3,798	—
Income (loss) from continuing operations	(18,252)	(17,841)	14,842	(388)	3,798	(17,841)
Loss from discontinued operations, net of taxes	—	(411)	—	—	—	(411)
Net income (loss)	$(18,252)	$(18,252)	$14,842	$(388)	$3,798	$(18,252)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 27, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$374,600	$425,702	$9,442	$—	$809,744
Cost of sales	—	317,132	345,338	6,211	—	668,681
Selling, general and administrative expenses	—	59,692	41,003	190	—	100,885
Amortization of intangible assets	—	209	4,462	—	—	4,671
Restructuring, impairment and other charges	—	23,613	17,150	—	—	40,763
Operating income (loss)	—	(26,046)	17,749	3,041	—	(5,256)
Interest expense (income), net	—	49,506	882	(36)	—	50,352
Intercompany interest expense (income)	—	(588)	588	—	—	—
Gain on early extinguishment of debt	—	(16,917)	—	—	—	(16,917)
Other (income) expense, net	—	452	(3,217)	179	—	(2,586)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(58,499)	19,496	2,898	—	(36,105)
Income tax expense (benefit)	—	(16,130)	853	1,200	—	(14,077)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(42,369)	18,643	1,698	—	(22,028)
Equity in income of unconsolidated subsidiaries	(22,563)	20,341	1,698	—	524	—
Income (loss) from continuing operations	(22,563)	(22,028)	20,341	1,698	524	(22,028)
Loss from discontinued operations, net of taxes	—	(535)	—	—	—	(535)
Net income (loss)	$(22,563)	$(22,563)	$20,341	$1,698	$524	$(22,563)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 27, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,856	$(38,622)	$49,537	$4,266	$—	$22,037
Cash flows from investing activities:
Capital expenditures	—	(6,431)	(9,644)	—	—	(16,075)
Intercompany note	—	2,257	—	—	(2,257)	—
Investment in guarantor subsidiary preferred shares	—	—	—	(6,725)	6,725	—
Proceeds from sale of property, plant and equipment	—	4,759	400	—	—	5,159
Proceeds from sale of investment	—	—	4,032	—	—	4,032
Net cash (used in) provided by investing activities	—	585	(5,212)	(6,725)	4,468	(6,884)
Cash flows from financing activities:
Repayment of term loans	—	(21,083)	—	—	—	(21,083)
Repayment of 8⅜% senior subordinated notes	—	(23,024)	—	—	—	(23,024)
Payment of amendment and debt issuance costs	—	(7,296)	—	—	—	(7,296)
Repayment of 10½% senior notes	—	(3,250)	—	—	—	(3,250)
Repayment of 7⅞% senior subordinated notes	—	(4,295)	—	—	—	(4,295)
Repayments of other long-term debt	—	(343)	(4,527)	—	—	(4,870)
Purchase and retirement of common stock upon vesting of RSUs	(478)	—	—	—	—	(478)
Payment of refinancing fees, redemption, premiums and expenses	—	(94)	—	—	—	(94)
Borrowings under revolving credit facility, net	—	47,200	—	—	—	47,200
Proceeds from issuance of preferred shares	—	—	6,725	—	(6,725)	—
Intercompany note	—	—	(2,257)	—	2,257	—
Intercompany advances	(6,378)	51,123	(44,730)	(15)	—	—
Net cash (used in) provided by financing activities	(6,856)	38,938	(44,789)	(15)	(4,468)	(17,190)
Effect of exchange rate changes on cash and cash equivalents	—	—	(42)	—	—	(42)
Net (decrease) increase in cash and cash equivalents	—	901	(506)	(2,474)	—	(2,079)
Cash and cash equivalents at beginning of period	—	4,715	1,053	4,676	—	10,444
Cash and cash equivalents at end of period	$—	$5,616	$547	$2,202	$—	$8,365

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 28, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$242,903	$276,447	$5,151	$—	$524,501
Cost of sales	—	197,640	216,012	3,754	—	417,406
Selling, general and administrative expenses	—	36,228	26,817	195	—	63,240
Amortization of intangible assets	—	112	2,167	—	—	2,279
Restructuring and impairment charges	—	4,743	682	—	—	5,425
Operating income	—	4,180	30,769	1,202	—	36,151
Interest expense (income), net	—	25,690	491	(6)	—	26,175
Intercompany interest (income) expense	—	(153)	153	—	—	—
Loss on early extinguishment of debt	—	4,242	—	—	—	4,242
Other expense, net	—	396	267	—	—	663
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(25,995)	29,858	1,208	—	5,071
Income tax expense (benefit)	—	(387)	2,392	—	—	2,005
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(25,608)	27,466	1,208	—	3,066
Equity in income of unconsolidated subsidiaries	2,667	28,674	1,208	—	(32,549)	—
Income (loss) from continuing operations	2,667	3,066	28,674	1,208	(32,549)	3,066
Loss from discontinued operations, net of taxes	—	(399)	—	—	—	(399)
Net income (loss)	$2,667	$2,667	$28,674	$1,208	$(32,549)	$2,667

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 28, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$503,195	$546,071	$9,563	$—	$1,058,829
Cost of sales	—	416,426	430,266	7,012	—	853,704
Selling, general and administrative expenses	—	72,696	53,324	346	—	126,366
Amortization of intangible assets	—	223	4,231	—	—	4,454
Restructuring, impairment and other charges	—	14,451	723	—	—	15,174
Operating (loss) income	—	(601)	57,527	2,205	—	59,131
Interest expense (income), net	—	52,250	928	(25)	—	53,153
Intercompany interest (income) expense	—	(1,097)	1,097	—	—	—
Loss on early extinguishment of debt	—	4,242	—	—	—	4,242
Other expense, net	—	582	542	—	—	1,124
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(56,578)	54,960	2,230	—	612
Income tax expense (benefit)	—	(4,210)	4,499	—	—	289
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(52,368)	50,461	2,230	—	323
Equity in income of unconsolidated subsidiaries	(732)	52,691	2,230	—	(54,189)	—
Income (loss) from continuing operations	(732)	323	52,691	2,230	(54,189)	323
Loss from discontinued operations, net of taxes	—	(1,055)	—	—	—	(1,055)
Net income (loss)	$(732)	$(732)	$52,691	$2,230	$(54,189)	$(732)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 28, 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$6,961	$25,105	$93,743	$574	$—	$126,383
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(38,453)	—	—	—	(38,453)
Capital expenditures	—	(11,395)	(13,992)	—	—	(25,387)
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	11,829	185	—	—	12,014
Intercompany note	—	3,170	—	—	(3,170)	—
Net cash used in investing activities	—	(38,502)	(13,807)	—	(3,170)	(55,479)
Cash flows from financing activities:
Repayment of senior unsecured loan	—	(175,000)	—	—	—	(175,000)
Repayments under revolving credit facility, net	—	(64,200)	—	—	—	(64,200)
Repayment of term loans	—	(3,600)	—	—	—	(3,600)
Repayments of other long-term debt	—	(194)	(11,430)	—	—	(11,624)
Payment of debt issuance costs	—	(5,297)	—	—	—	(5,297)
Proceeds from issuance of 10½% senior notes	—	175,000	—	—	—	175,000
Proceeds from issuance of other long-term debt	—	3,311	6,000	—	—	9,311
Proceeds from exercise of stock options	1,154	—	—	—	—	1,154
Intercompany note	—	—	(3,170)	—	3,170	—
Intercompany advances	(8,115)	78,968	(71,980)	1,127	—	—
Net cash (used in) provided by financing activities	(6,961)	8,988	(80,580)	1,127	3,170	(74,256)
Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	—	9
Net (decrease) increase in cash and cash equivalents	—	(4,409)	(635)	1,701	—	(3,343)
Cash and cash equivalents at beginning of period	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of period	$—	$8,682	$247	$3,610	$—	$12,539

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which we refer to as the SEC, on March 19, 2009, for the fiscal year ended January 3, 2009, which we refer to as our 2008 Form 10-K. Item 7 of our 2008 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of June 27, 2009.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) a decline of our consolidated or individual reporting units operating performance as a result of the current economic environment could affect the results of our operations and financial position, including the impairment of our goodwill and other long-lived assets; (ii) our substantial indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (vi) our ability to successfully integrate acquisitions; (vii) intense competition in our industry; (viii) the general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (ix) factors affecting the U.S. postal services impacting demand for our products; (x) the availability of the Internet and other electronic media affecting demand for our products; (xi) increases in paper costs and decreases in its availability; (xii) our labor relations; (xiii) compliance with environmental rules and regulations; and (xiv) dependence on key management personnel. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the SEC.

Business Overview

We are the third largest diversified printing company in North America. Our broad portfolio of products includes envelope, form, and label manufacturing, commercial printing and packaging and publisher offerings. We operate from a global network of 69 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since current management took over in late 2005, we have consolidated and closed plants, centralized and leveraged our purchasing spend, sought operational efficiencies and reduced corporate and field staff. In addition, we have made investments in our businesses through acquisition of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

We are a leading North American envelope manufacturer, a leading forms and labels provider, and the largest North American prescription labels manufacturer for the retail pharmacy chains. Our envelopes, forms and labels segment represented approximately 47% and 46% of our net sales for the three and six months ended June 27, 2009. The segment operates 32 manufacturing facilities in North America and primarily specializes in the design, manufacturing and printing of:

•	direct mail and customized envelopes for advertising, billing and remittance;
•	custom labels and specialty forms; and
•	stock envelopes, labels and business forms.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies in addition to a broad group of other customers in varying industries. We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through an extensive network of resale distributors.  We produce a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers.  Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications, by large through smaller-sized customers across a wide spectrum of industries.  We produce pressure-sensitive prescription labels for the retail pharmacy chain market.  We also produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market and office products superstores.

Commercial Printing

We are one of the leading commercial printing companies in North America and one of the largest providers of editorial, content processing and production assistance to scientific, technical and medical publishers, which we refer to as STM publishers.  On March 31, 2008, we added to our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. Prior to our acquisition, Rex had annual revenues of approximately $40.0 million. Our commercial printing segment represented approximately 53% and 54% of our net sales for the three and six months ended June 27, 2009.  The segment operates 37 manufacturing facilities in the United States, Canada, Latin America and Asia and provides one-stop print, design and content management offerings, including:

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

Our commercial printing segment primarily serves the consumer products, pharmaceutical, financial services, publishing and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad array of commercial printing products we produce also includes annual reports, car brochures, direct mail products, specialty packaging, journals and specialized periodicals, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production and reprint marketing.  Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, food and confection and other large multi-national consumer product companies.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated operating results for the three and six month periods ended June 27, 2009 and June 28, 2008 followed by a discussion of the operating results of each of our reportable segments for the same period. Our results for the three and six month periods ended June 28, 2008 include the operating results of Rex from March 31, 2008.

During the first six months of 2009, the economic downturn that accelerated in the second half of 2008 continued to significantly impact the results of our operations. Our commercial printing segment experienced volume declines as compared to the prior year in substantially all of the markets we serve primarily due to the economic downturn, excess capacity and intense pricing pressures.  Our envelopes, forms and labels segment experienced volume declines as compared to the prior year primarily due to the economic downturn and our financial services customers who historically reached targeted customers via our direct mail capabilities suspending this practice.  In order to compete effectively in this current environment, we continue to focus on improving productivity and creating operating efficiencies by reducing our costs. For example, in the first six months of 2009, we reduced our employee headcount by approximately 1,300, primarily resulting from the closure of three envelope plants, two commercial printing plants and a forms plant and consolidated them into existing operations.

The current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. These uncertainties about future economic conditions in a very challenging environment make it more difficult for us to forecast our future operating results. We are pursuing additional cost savings opportunities in an effort to mitigate the impacts of the current economic conditions and to ensure our cost structure is aligned with our estimated net sales.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the second quarter of 2009 and 2008 each consisted of 13 weeks, and our reporting periods for the six months ended June 27, 2009 and June 28, 2008 consisted of 25 and 26 weeks, respectively.

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$397,644	$524,501	$809,744	$1,058,829
Operating income (loss):
Envelopes, forms and labels	10,647	32,234	19,053	57,860
Commercial printing	(7,408)	13,264	(5,978)	24,542
Corporate	(8,716)	(9,347)	(18,331)	(23,271)
Total operating income (loss)	(5,477)	36,151	(5,256)	59,131
Interest expense, net	27,807	26,175	50,352	53,153
(Gain) loss on early extinguishment of debt	725	4,242	(16,917)	4,242
Other (income) expense, net	(2,621)	663	(2,586)	1,124
Income (loss) from continuing operations before income taxes	(31,388)	5,071	(36,105)	612
Income tax (benefit) expense	(13,547)	2,005	(14,077)	289
Income (loss) from continuing operations	(17,841)	3,066	(22,028)	323
Income (loss) from discontinued operations, net of taxes	(411)	(399)	(535)	(1,055)
Net income (loss)	$(18,252)	$2,667	$(22,563)	$(732)
Income (loss) per share—basic and diluted:
Continuing operations	$(0.33)	$0.06	$(0.40)	$0.01
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income (loss)	$(0.34)	$0.05	$(0.41)	$(0.01)

Net Sales

Net sales decreased $126.9 million in the second quarter of 2009, as compared to the second quarter of 2008, due to lower sales from our commercial printing segment of $85.7 million and from our envelopes, forms and labels segment of $41.2 million. These decreases were primarily due to volume declines, pricing pressures and changes in product mix, primarily due to the current general economic conditions and lost sales resulting from plant closures as part of our restructuring plans.

Net sales for the six months ended June 27, 2009 decreased $249.1 million, as compared to the six months ended June 28, 2008, due to lower sales from our commercial printing segment of $152.2 million and from our envelopes, forms and labels segment of $96.9 million. These decreases were primarily due to having one less week in the first quarter of 2009, as compared to the first quarter of 2008, volume declines, pricing pressures and changes in product mix, primarily due to the current general economic conditions and the lost sales resulting from plant closures as part of our restructuring plans. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income (Loss)

Operating income decreased $41.6 million in the second quarter of 2009, as compared to the second quarter of 2008. This decrease was primarily due to lower operating income for our envelopes, forms and labels segment of $21.6 million and our commercial printing segment of $20.7 million.  These declines were primarily due to increased restructuring and impairment charges and the current general economic conditions.

Operating income for the six months ended June 27, 2009 decreased $64.4 million, as compared to the six months ended June 28, 2008. This decrease was primarily due to lower operating income for our envelopes, forms and labels segment of $38.8 million and our commercial printing segment of $30.5 million.  These declines were primarily due to increased restructuring and impairment charges, the current general economic conditions and the first quarter of 2009 having one less week than the first quarter of 2008. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income (loss) by reportable segment.

Interest Expense

Interest expense increased approximately $1.6 million to $27.8 million in the second quarter of 2009, as compared to $26.2 million in the second quarter of 2008. This increase was primarily due to higher interest rates resulting from the amendment, which we refer to as the Amendment, of our revolving credit facility due 2012, which we refer to as the Revolving Credit Facility, and our term loan and delayed-draw term loan due 2013, which we refer to as the Term Loans, and collectively with our Revolving Credit Facility, the Amended Credit Facilities, which became effective on April 24, 2009, partially offset by lower interest expense due to: (i) the repurchase and retirement of a portion of our 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes, 10½% senior notes due 2016, which we refer to as the 10½% Notes, and 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes, collectively the Notes, and (ii) the repayment of our Term Loans (primarily a mandatory excess cash flow payment) and other debt. Interest expense in the second quarter of 2009 reflected an average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.0%, as compared to an average outstanding debt of $1.4 billion and a weighted average interest rate of 7.0% in the second quarter of 2008.

Interest expense decreased approximately $2.8 million to $50.4 million during the first six months of 2009, as compared to $53.2 million in the first six months of 2008. This decrease was primarily due to our (i) lower outstanding average debt balance, primarily due to the repurchases of the Notes and a mandatory excess cash flow payment on our Term Loans, and (ii) having one less week of interest expense in the first quarter of 2009 as compared to the first quarter of 2008. These decreases were partially offset by the increase in interest expense in the second quarter of 2009 as a result of the Amendment.  Interest expense in the first six months of 2009 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.5%, as compared to an average outstanding debt of $1.4 billion and a weighted average interest rate of 7.2% during the first six months in 2008.

As a result of the Amendment, we expect to have higher interest expense for the remainder of 2009 as compared to 2008.

(Gain) Loss on Early Extinguishment of Debt

In the second quarter of 2009, we incurred a loss on early extinguishment of debt of $5.0 million related to the Amendment, of which approximately $3.9 million relates to fees paid to consenting lenders and approximately $1.1 million related to the write-off of previously unamortized debt issuance costs, which was largely offset by gains on early extinguishment of debt of approximately $4.3 million related to the repurchase and retirement of principal amounts of approximately $7.4 million of the 8⅜% Notes and $2.1 million of the 7⅞% Notes. For the first six months of 2009, we recognized gains on early extinguishment of debt of $21.9 million related to the repurchase and retirement of principal amounts of approximately $40.1 million of the 8⅜% Notes; $7.1 million of the 7⅞% Notes; and $5.0 million of the 10½% Notes, which were partially offset by the loss on early extinguishment of debt of $5.0 million related to the Amendment.

In the second quarter of 2008, upon the conversion of the $175.0 million senior unsecured loan due 2015 and the issuance of the 10½% Notes, we incurred a loss on the early extinguishment of debt of $4.2 million.

Income Taxes

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(in thousands)		(in thousands)
Income tax (benefit) expense for U.S. operations	$(14,587)	$1,749	$(15,231)	$4
Income tax expense for foreign operations	1,040	256	1,154	285
Income tax (benefit) expense	$(13,547)	$2,005	$(14,077)	$289
Effective income tax rate	43.2%	39.5%	39.0%	47.2%

In the second quarter of 2009, we had an income tax benefit of $13.5 million, compared to an income tax expense of $2.0 million in the second quarter of 2008, which primarily relates to income tax benefits from taxes on our domestic operations, partially offset by discrete items. In the first six months of 2009, we had an income tax benefit of $14.1 million, compared to an income tax expense of $0.3 million in the first six months of 2008, which primarily relates to income tax benefits from taxes on our domestic operations, partially offset by discrete items. Our effective tax rate in the three and six months ended June 27, 2009 and June 28, 2008 was higher than the statutory federal rate, primarily due to non-deductible expenses and state income taxes. There is a reasonable possibility that within the next twelve months we may decrease our liability for uncertain tax positions by approximately $12.1 million due to the expiration of certain statute of limitations.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of June 27, 2009, the total valuation allowance on our net U.S. deferred tax assets was approximately $28.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss). The summaries of net sales and operating income (loss) of our two reportable segments are presented below.

Envelopes, Forms and Labels

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(in thousands)		(in thousands)
Segment net sales	$186,677	$227,877	$369,108	$466,014
Segment operating income	$10,647	$32,234	$19,053	$57,860
Operating income margin	5.7%	14.1%	5.2%	12.4%
Restructuring and impairment charges	$7,460	$867	$12,216	$2,522

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment decreased $41.2 million, or 18.1%, in the second quarter of 2009, as compared to the second quarter of 2008.  This decrease was primarily due to the current general economic conditions, which has resulted in: (i) lower sales volume of approximately $33.9 million, primarily from our envelope business, for which we have seen a shift from direct mail and customized envelopes to generic transactional envelopes, and lost sales in connection with the closure of three envelope plants that were integrated into our existing envelope operations, and (ii) lower pricing and product mix of approximately $7.3 million, primarily due to pricing pressures in the current envelope marketplace.

Segment net sales for our envelopes, forms and labels segment decreased $96.9 million, or 20.8%, in the first six months of 2009, as compared to the first six months of 2008.  This decrease was primarily due to: (i) lower sales volume of approximately $94.8 million, primarily due to having one less week in the first quarter of 2009, as compared to the first quarter of 2008, and the current general economic conditions which have had a significant impact on our envelope business, for which we have seen a shift from direct mail and customized envelopes to generic transactional envelopes and lost sales in connection with the closure of three envelope plants that were integrated into our existing envelope operations, and (ii) lower pricing and product mix of $2.1 million, primarily due to pricing pressures in the current envelope marketplace.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment decreased $21.6 million, or 67.0%, in the second quarter of 2009, as compared to the second quarter of 2008. This decrease was primarily due to lower gross margins of $17.1 million resulting from the current general economic conditions, which has resulted in increased pricing pressures and product mix changes from high color direct mail envelopes to transactional envelope products and increased restructuring and impairment charges of $6.6 million, primarily due to the closure of three envelope plants and one forms plant. These decreases were partially offset by lower selling, general and administrative expenses of $2.1 million, primarily due to our cost reduction programs and lower commission expenses resulting from lower sales.

Segment operating income for our envelopes, forms and labels segment decreased $38.8 million, or 67.1%, in the first six months of 2009, as compared to the first six months of 2008. This decrease was primarily due to (i) lower gross margins of $36.0 million, primarily due to the current general economic conditions, which has resulted in increased pricing pressures and product mix changes from high color direct mail envelopes to transactional envelope products, and having one less week in the first quarter of 2009, as compared to the first quarter of 2008, and (ii) increased restructuring and impairment charges of $9.7 million, primarily due to the closure of three envelope plants and one forms plant. These decreases were partially offset by lower selling, general and administrative expenses of $6.9 million, primarily due to our cost reduction programs, lower commission expenses resulting from lower sales, and having one less week in the first quarter of 2009, as compared to the first quarter of 2008.

Commercial Printing

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(in thousands)		(in thousands)
Segment net sales	$210,967	$296,624	$440,636	$592,815
Segment operating income (loss)	$(7,408)	$13,264	$(5,978)	$24,542
Operating income (loss) margin	(3.5)%	4.5%	(1.4)%	4.1%
Restructuring and impairment charges	$23,771	$4,333	$27,630	$5,687

Segment Net Sales

Segment net sales for our commercial printing segment decreased $85.7 million, or 28.9%, in the second quarter of 2009, as compared to the second quarter of 2008. This decrease was primarily due to the current general economic conditions, which resulted in lower sales: (i) of $73.8 million related to volume declines and lost sales from the closure of two commercial printing plants and (ii) of $11.9 million resulting from increased pricing pressures and changes in product mix.

Segment net sales for our commercial printing segment decreased $152.2 million, or 25.7%, in the first six months of 2009, as compared to the first six months of 2008. This decrease was primarily due to lower sales of approximately $162.2 million from having one less week in the first quarter of 2009, as compared to the first quarter of 2008 and volume declines, lost sales from the closure of two commercial printing plants, pricing pressures and changes in product mix, primarily due to the current general economic conditions. This decrease was partially offset by $10.0 million of sales generated from the integration of Rex into our operations, as Rex was not included in our results in the first quarter of 2008.

Segment Operating Income (Loss)

Segment operating income for our commercial printing segment decreased $20.7 million, or 155.9%, in the second quarter of 2009, as compared to the second quarter of 2008. This decrease was primarily due to increased restructuring and impairment charges of $19.4 million primarily due to the closure of two commercial printing plants and lower gross margins of approximately $12.3 million primarily due to the current general economic conditions, which has resulted in increased pricing pressures and product mix changes from high color to more generic commercial print products. These decreases were partially offset by lower selling, general and administrative expenses of $11.0 million, primarily due to our cost reduction programs and lower commission expenses resulting from lower sales.

Segment operating income for our commercial printing segment decreased $30.5 million, or 124.4%, in the first six months of 2009, as compared to the first six months of 2008. This decrease was primarily due to lower gross margins of approximately $26.9 million and increased restructuring and impairment charges of $21.9 million primarily due to the closure of two commercial printing plants.  The lower gross margins are primarily due to the current general economic conditions, which has resulted in increased pricing pressures and product mix changes from high color to more generic commercial print products and having one less week in the first quarter of 2009, as compared to the first quarter of 2008, partially offset by gross margins from Rex, as Rex was not included in our results in the first quarter of 2008. These decreases were partially offset by lower selling, general and administrative expenses of $18.3 million primarily due to our cost reduction programs, lower commission expenses resulting from lower sales and having one less week in the first quarter of 2009, as compared to the first quarter of 2008, partially offset by selling, general and administrative expenses of Rex, as Rex was not included in our results in the first quarter of 2008.

Corporate Expenses

Corporate expenses include the cost of running our corporate headquarters. Corporate expenses were lower in the second quarter of 2009, as compared to the second quarter of 2008, primarily due to lower stock-based compensation expense. Corporate expenses were lower in the first six months of 2009, as compared to the first six months of 2008, primarily due to the $6.7 million non-recurring charge incurred in 2008 for professional fees in connection with an internal review conducted by our audit committee.

Restructuring, Impairment and Other Charges

In the first quarter of 2009, we developed and implemented a cost savings and restructuring plan, which we refer to as the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the current economic downturn.  As a result, in the first six months of 2009, we implemented cost saving initiatives throughout our business, including the closure of six manufacturing facilities and integrated them into existing operations and reductions in headcount of approximately 1,300. We are pursuing additional cost savings opportunities in an effort to mitigate the impacts of the current economic conditions and to ensure our cost structure is aligned with our estimated net sales. We anticipate being substantially complete with the implementation of these cost savings initiatives in the fourth quarter of 2009. As of June 27, 2009, our total restructuring liability was $31.0 million, of which $11.3 million is included in other current liabilities and $19.7 million, which is expected to be paid through 2018, is included in other liabilities in our condensed consolidated balance sheet.

During the second quarter of 2009, we incurred $32.0 million of restructuring and impairment charges, which included $7.0 million of employee separation costs, asset impairments, net of $3.8 million, equipment moving expenses of $1.1 million, lease termination expenses of $4.3 million, multi-employer pension withdrawal expenses of $13.4 million and building clean-up and other expenses of $2.4 million. During the first six months of 2009, we incurred $40.8 million of restructuring and impairment charges, which included $12.4 million of employee separation costs, asset impairments, net of $6.5 million, equipment moving expenses of $1.3 million, lease termination expenses of $4.6 million, multi-employer pension withdrawal expenses of $13.4 million and building clean-up and other expenses of $2.6 million.

In the second quarter of 2008, we incurred $5.4 million of restructuring and impairment charges, which included $2.3 million of employee separation costs, asset impairment charges, net of $1.0 million, equipment moving expenses of $0.1 million, lease termination expenses of $1.0 million, and building clean-up and other expenses of $1.0 million. During the six months ended June 28, 2008, we incurred $15.2 million of restructuring, impairment and other charges, which included a $6.7 million non-recurring charge for professional fees related to the internal review initiated by our audit committee, $4.0 million of employee separation costs, asset impairment charges, net of $0.7 million, equipment moving expenses of $0.7 million, lease termination expenses of $1.3 and building clean-up and other expenses of $1.9 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $22.0 million in the first six months of 2009, which was primarily due to a decrease in our working capital of $11.5 million and net income (loss) adjusted for non-cash items of $10.4 million. The decrease in our working capital primarily resulted from a decrease in receivables due to the timing of collections from and sales to our customers and a decrease in inventories due to the timing of work performed for our customers, partially offset by a decrease in accounts payable and accrued compensation liabilities primarily due to the timing of payments to our vendors.

Cash provided by operating activities is generally sufficient to meet daily disbursement needs. On days when our cash receipts exceed disbursements, we reduce our revolving credit balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use our invested cash balance and/or our revolving credit balance to fund the difference. As a result, our daily revolving credit balance fluctuates depending on working capital needs. Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Net cash provided by operating activities was $126.4 million in the first six months of 2008, which was primarily due to a decrease in our working capital of $78.1 million and net income adjusted for non-cash items of $53.9 million. The decrease in our working capital primarily resulted from a decrease in receivables due to the timing of collections from and sales to our customers, and an increase in accounts payable and accrued compensation liabilities primarily due to the timing of payments to our vendors.

Net Cash Used in Investing Activities. Net cash used in investing activities was $6.9 million in the first six months of 2009, primarily for capital expenditures of $16.1 million, offset in part by $5.2 million of proceeds from the sale of property, plant and equipment and $4.0 million of proceeds from the sale of an investment.

We estimate that we will spend an aggregate of approximately $25 million on capital expenditures in 2009, before considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities was $55.5 million in the first six months of 2008, primarily resulting from the cost of business acquisitions of $38.5 million, primarily for Rex, and capital expenditures of $25.4 million, offset in part by $12.0 million of cash proceeds from the sale of property, plant and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $17.2 million in the first six months of 2009, primarily due to: (i) payments of $23.0 million, $4.3 million and $3.3 million of our 8⅜% Notes, 7⅞% Notes, and 10½% Notes, respectively, (see Long-Term Debt below), (ii) the payment of $7.3 million for the Amendment, (iii) the repayment of $21.1 million of Term Loans, primarily related to our mandatory excess cash flow sweep requirement under our Amended Credit Facilities, and (iv) the repayment of other long-term debt of $4.9 million, offset in part by the proceeds on borrowings under our Revolving Credit Facility of $47.2 million.

Net cash used in financing activities was $74.3 million in the first six months of 2008, primarily resulting from the conversion of our $175.0 million Senior Unsecured Loan, net repayments of our Revolving Credit Facility of $64.2 million, payments of our other long-term debt of $11.6 million, primarily debt assumed in the Rex acquisition, and payments of $5.3 million for debt issuance costs on the issuance of our 10½% Notes, which was offset in part by the proceeds from the issuance of our $175.0 million 10½% Notes and $9.3 million of borrowings of other long-term debt.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.275 billion as of June 27, 2009, a decrease of $31.7 million from January 3, 2009. This decrease was primarily due to: (i) the open market repurchase and retirement of principal amounts of approximately $40.1 million,  $7.1 million and $5.0 million of our 8⅜% Notes, 7⅞% Notes and 10½% Notes, respectively, during the first six months of 2009 and (ii) paying down our debt with cash flows provided by operating activities. These above open market purchases were made within permitted restricted payment limits under our debt agreements at the time of purchase; however, potential future open market purchases will be restricted for some time as a result of the Amendment. As of June 27, 2009, approximately 80% of our outstanding debt was subject to fixed interest rates. See the remainder of this Long-Term Debt section that follows. As of August 4, 2009, we had approximately $51.2 million borrowing availability under our Revolving Credit Facility.

Debt Compliance and Amendment

Our Amended Credit Facilities contain two financial covenants, a maximum consolidated leverage ratio covenant that we must be in pro forma compliance with at all times, which we refer to as our Leverage Covenant, and a minimum consolidated interest coverage ratio that we must be in pro forma compliance with on a quarterly basis, which we refer to as our Interest Coverage Covenant. As a result of the Amendment, as of June 27, 2009 our Leverage Covenant must not exceed 6.25:1.00 and our Interest Coverage Covenant must not be less than 1.85:1.00. At the end of the second quarter of 2010, the Leverage Covenant threshold steps down to 5.60:1.00 and, at the end of the first quarter of 2010, the Interest Coverage Covenant threshold steps up to 2.00:1.00. Additionally, the calculations of these two financial covenants have been modified to permit the adding back of certain amounts. We were in compliance with all debt agreement covenants as of June 27, 2009.

As conditions to the Amendment, we agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage

Covenant then in effect. Previously, our Revolving Credit Facility borrowing spread over LIBOR ranged from 175 basis points to 200 basis points, based upon the Leverage Covenant, and the borrowing spread over LIBOR for the Term Loans was 200 basis points. Further, the Amendment: (i) reduced the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increased the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminated our ability to request a $300.0 million incremental term loan facility; (iv) limits new senior unsecured debt and debt assumed from acquisitions to $50.0 million while leverage is above 4.50:1.00; (v) eliminated the restricted payments basket while leverage exceeds certain thresholds; (vi) requires that certain additional financial information be delivered; (vii) lowered the annual amount that can be spent on capital expenditures to $30.0 million in 2009; and (viii) increased certain mandatory prepayments. An amendment fee of 50 basis points was paid to all consenting lenders who approved the Amendment. Except as provided in the Amendment, all other provisions of our Amended Credit Facilities remain in full force and effect, including our failure to operate within the revised Leverage Covenant and Interest Coverage Covenant ratio thresholds, in certain circumstances, or have effective internal controls would prevent us from borrowing additional amounts and could result in a default under our Amended Credit Facilities. Such default could cause the indebtedness outstanding under our Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, our 7⅞% Notes, 8⅜% Notes, 10½% Notes and any other indebtedness we may then have, to become immediately due and payable.

As the Amended Credit Facilities have senior secured position in our capital structure and the most restrictive covenants, then provided we are in compliance with our Amended Credit Facilities, we also would be in compliance with the senior secured debt to consolidated cash flow covenant within our 10½% Notes indenture and the debt incurrence tests within the three subordinated notes indentures.

Letters of Credit

On June 27, 2009, we had outstanding letters of credit of approximately $17.5 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	Amended Credit Facilities	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Standard & Poor’s	B+	BB-	B-	B-	B-	Negative	March 2009
Moody’s	B2	Ba3	B3	Caa1	Caa1	Negative	May 2009

In March 2009, Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, lowered our Corporate Rating from BB- to B+ and all of our debt credit ratings citing the negative impact of the current general economic environment and its anticipated impact on our results of operations.  In May 2009, Moody’s Investors Services, which we refer to as Moody’s, lowered our Corporate Rating to B2 from B1 along with all of our debt credit ratings citing a combination of poor industry fundamentals, the expectation that an economic recovery will be quite slow and our leverage level.

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

Interest Rate Swaps

We enter into interest rate swap agreements to hedge interest rate exposure of our notional floating rate debt.  As of June 27, 2009, we had $500.0 million of such interest rate swaps. In June of 2009, we had $220.0 million notional amounts of interest rate swap agreements mature, of which we had previously entered into $125.0 million of forward-starting interest rate swaps that went effective in June 2009 to partially replace these maturing swap agreements. We continue to monitor interest rate related developments and may execute additional interest rate swaps should conditions suggest there may be a benefit.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of June 27, 2009, we do not have any off-balance sheet arrangements.

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

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At June 27, 2009, we had variable rate debt outstanding of approximately $250.2 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $2.5 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended June 27, 2009, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.0 million and $0.3 million, respectively. For the six months ended June 27, 2009, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $3.8 million and $0.5 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2009 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation that we consider to be ordinary and incidental to our business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our condensed consolidated financial position, results of operations or liquidity.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

On April 30, 2009, the Company held its Annual Meeting of Shareholders, at which the following matters were voted upon:

Election of Directors - The following individuals were elected or re-elected to the Board of Directors for a one year term by the following vote:

Name	For	Withheld

Robert G. Burton, Sr.	47,788,053	1,417,607
Gerald S. Armstrong	45,410,919	3,794,741
Leonard C. Green	48,033,150	1,172,510
Mark J. Griffin	48,031,800	1,173,860
Robert B. Obernier	48,031,689	1,173,971

Selection of Auditors - The selection by the Company’s Audit Committee of Grant Thornton, LLP as independent auditors of the Company for the fiscal year ending January 2, 2010 was ratified by the following vote: 48,600,803 For; 591,156 Against; 13,701 Abstentions.

Amendment to the Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, as amended, (the “Plan”) – The Plan amendment proposed by management was to increase the number of shares allocated to the Plan from 2,000,000 shares to 4,500,000 shares.  The Plan amendment was approved by the Company’s shareholders by the following vote: 31,338,811 For; 12,394,334 Against; 22,535 Abstentions.

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

Exhibit Number	Description

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

10.2	Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, as amended —incorporated by reference to Exhibit A to registrant’s Schedule14A filed April 6, 2009.
31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kenneth P. Viret, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on August 5, 2009.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth P. Viret
Kenneth P. Viret
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)