Form 10-Q
period 2009-10-03
CENVEO, INC
filed 2009-11-12
CIK 920321

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

As of November 9, 2009 the registrant had 62,024,433 shares of common stock outstanding.

CENVEO INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended October 3, 2009

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 3, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$12,119	$10,444
Accounts receivable, net	281,316	270,145
Inventories	149,585	159,569
Prepaid and other current assets	81,675	74,890
Total current assets	524,695	515,048

Property, plant and equipment, net	414,082	420,457
Goodwill	334,710	311,183
Other intangible assets, net	298,572	276,944
Other assets, net	29,126	28,482
Total assets	$1,601,185	$1,552,114

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$21,445	$24,314
Accounts payable	174,890	174,435
Accrued compensation and related liabilities	32,515	37,319
Other current liabilities	92,429	88,870
Total current liabilities	321,279	324,938

Long-term debt	1,260,202	1,282,041
Deferred income taxes	36,428	26,772
Other liabilities	162,249	139,318

Commitments and contingencies Shareholders’ deficit:
Preferred stock	—	—
Common stock	619	542
Paid-in capital	327,175	271,821
Retained deficit	(468,456)	(446,966)
Accumulated other comprehensive loss	(38,311)	(46,352)
Total shareholders’ deficit	(178,973)	(220,955)
Total liabilities and shareholders’ deficit	$1,601,185	$1,552,114

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$448,039	$522,705	$1,257,783	$1,581,534
Cost of sales	359,343	406,908	1,028,024	1,260,612
Selling, general and administrative expenses	52,570	58,455	153,455	184,821
Amortization of intangible assets	2,587	2,293	7,258	6,747
Restructuring, impairment and other charges	8,537	6,873	49,300	22,047
Operating income	25,002	48,176	19,746	107,307
Interest expense, net	29,037	26,795	79,389	79,948
(Gain) loss on early extinguishment of debt	—	(371)	(16,917)	3,871
Other (income) expense, net	266	(695)	(2,320)	429
Income (loss) from continuing operations before income taxes	(4,301)	22,447	(40,406)	23,059
Income tax (benefit) expense	4,131	10,060	(9,946)	10,349
Income (loss) from continuing operations	(8,432)	12,387	(30,460)	12,710
Income (loss) from discontinued operations, net of taxes	9,505	(59)	8,970	(1,114)
Net income (loss)	$1,073	$12,328	$(21,490)	$11,596

Income (loss) per share - basic:
Continuing operations	$(0.15)	$0.23	$(0.55)	$0.24
Discontinued operations	0.17	—	0.16	(0.02)
Net income (loss)	$0.02	$0.23	$(0.39)	$0.22
Income (loss) per share - diluted:
Continuing operations	$(0.15)	$0.23	$(0.55)	$0.23
Discontinued operations	0.17	—	0.16	(0.02)
Net income (loss)	$0.02	$0.23	$(0.39)	$0.21
Weighted average shares:
Basic	55,911	53,897	54,978	53,796
Diluted	55,911	54,174	54,978	53,994

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income (loss)	$(21,490)	$11,596
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income (loss) from discontinued operations, net of taxes	(8,970)	1,114
Depreciation and amortization, excluding non-cash interest expense	49,873	55,515
Non-cash interest expense, net	1,700	1,305
(Gain) loss on early extinguishment of debt	(16,917)	3,871
Stock-based compensation provision	10,817	12,940
Non-cash restructuring, impairment and other charges	23,786	5,124
Deferred income taxes	(12,676)	6,709
Gain on sale of assets	(3,876)	(4,378)
Other non-cash charges, net	5,772	6,599
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	11,209	35,590
Inventories	29,497	(125)
Accounts payable and accrued compensation and related liabilities	(25,945)	5,718
Other working capital changes	(9,762)	13,351
Other, net	316	(5,515)
Net cash provided by operating activities	33,334	149,414
Cash flows from investing activities:
Capital expenditures	(23,519)	(37,782)
Cost of business acquisitions, net of cash acquired	(3,189)	(47,151)
Proceeds from sale of property, plant and equipment	5,709	18,258
Proceeds from sale of investment	4,032	—
Acquisition payments	—	(3,653)
Net cash used in investing activities	(16,967)	(70,328)
Cash flows from financing activities:
Repayment of 8⅜% senior subordinated notes	(23,024)	—
Repayment of term loans	(22,839)	(5,400)
Payment of amendment and debt issuance costs	(7,296)	(5,297)
Repayments of other long-term debt	(6,979)	(16,535)
Repayment of 7⅞% senior subordinated notes	(4,295)	—
Repayment of 10½% senior notes	(3,250)	—
Purchase and retirement of common stock upon vesting of RSUs	(2,028)	(1,055)
Payment of fees on repurchase and retirement of debt	(94)	—
Borrowings (repayments) under revolving credit facility, net	55,250	(65,200)
Proceeds from exercise of stock options	98	1,873
Repayment of senior unsecured loan	—	(175,000)
Tax liability from stock-based compensation	—	(873)
Proceeds from issuance of 10½% senior notes	—	175,000
Proceeds from issuance of other long-term debt	—	11,338
Net cash used in financing activities	(14,457)	(81,149)
Effect of exchange rate changes on cash and cash equivalents	(235)	—
Net increase (decrease) in cash and cash equivalents	1,675	(2,063)
Cash and cash equivalents at beginning of period	10,444	15,882
Cash and cash equivalents at end of period	$12,119	$13,819

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of the balance sheet dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine month periods ended October 3, 2009 are generally not indicative of the results to be expected for any interim period or for the full year. The January 3, 2009 consolidated balance sheet has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (the “Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the third quarter of 2009 and 2008 consisted of 14 weeks and 13 weeks, respectively, and our reporting periods for the nine months ended October 3, 2009 and September 27, 2008 consisted of 39 weeks.

New Accounting Pronouncements

Effective January 4, 2009, the Company adopted the accounting pronouncement relating to business combinations, which establishes revised principles and requirements for how the Company recognizes and measures assets and liabilities acquired in a business combination. This pronouncement is effective for business combinations completed by the Company on or after January 4, 2009.  In accordance with the transition guidance in this pronouncement, the Company recorded a charge in the fourth quarter of 2008 to write-off acquisition-related costs. Acquisition-related costs for the three and nine months ended October 3, 2009 were $0.2 million and $2.4 million, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Effective January 4, 2009, the Company adopted the accounting pronouncement relating to employers’ disclosures about postretirement benefit plan assets, which requires the Company to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other retirement plan. As required by this pronouncement, the Company will provide the required additional disclosures in its annual financial statements for the year ending January 2, 2010.

Effective January 4, 2009, the Company adopted the accounting pronouncement that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this pronouncement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the applicable accounting literature. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Effective January 4, 2009, the Company adopted the accounting pronouncement relating to non-controlling interests in consolidated financial statements. This pronouncement establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this pronouncement had no impact on the Company’s financial statements.

Effective January 4, 2009, the Company adopted the accounting pronouncement relating to disclosures about derivative instruments and hedging activities. This pronouncement changes the disclosure requirements for derivative instruments and hedging activities. The adoption of this pronouncement had no impact on the Company’s financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Basis of Presentation (Continued)

Effective June 27, 2009, the Company adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments. This pronouncement requires disclosure about the fair value of financial instruments for interim reporting periods, as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. This pronouncement did not have a material impact on the Company’s financial statements.

Effective June 27, 2009, the Company adopted the accounting pronouncement relating to the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company now recognizes in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing its financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are now disclosed in a footnote. In accordance with this pronouncement, the Company evaluated events and transactions after the close of its balance sheet on October 3, 2009, until the date of the Company’s 10-Q filing with the SEC on November 12, 2009, for potential recognition or disclosure in the Company’s financial statements.

Effective October 3, 2009, the Company adopted the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (the “ASC”). The ASC became the single source of authoritative non-governmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The ASC eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. Upon the Company’s adoption of the ASC on October 3, 2009, there was no material impact to its consolidated financial results.

In June 2009, FASB issued amendments to the accounting pronouncement for variable interest entities (“VIEs”) and for transfers of financial assets. The amendments require an enterprise to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The amendment will be effective for the Company on January 3, 2010. The adoption of these amendments is not expected to have a material impact on the Company’s financial statements.

In August 2009, the FASB issued an accounting pronouncement that provides guidance on the measurement of liabilities at fair value. The guidance provides clarification for circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair value principles. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Stock-Based Compensation

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $4.0 million and $10.8 million for the three and nine months ended October 3, 2009, respectively, and $6.0 million and $12.9 million for the three and nine months ended September 27, 2008, respectively.

As of October 3, 2009, there was approximately $25.6 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.6 years.

A summary of the Company’s outstanding stock options as of and for the nine month period ended October 3, 2009 is as follows:

	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 3, 2009	2,921,975		$15.12
Granted	1,315,328	(b)	4.27	5.8
Exercised	(16,065)		4.30		$42
Forfeited	(98,000)		16.54
Outstanding at October 3, 2009	4,123,238		11.66	3.8	$3,270
Exercisable at October 3, 2009	2,432,363		13.62	2.9	$495

_________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at October 3, 2009 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

(b)	Includes 176,328 stock options assumed in connection with the acquisition of Nashua Corporation.

A summary of the Company’s outstanding stock options as of and for the nine month period ended September 27, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at December 29, 2007	3,849,980	$15.14
Granted	—	—
Exercised	(209,880)	8.93		$516
Forfeited	(474,125)	17.50
Outstanding at September 27, 2008	3,165,975	15.19	4.2	$136
Exercisable at September 27, 2008	1,727,225	13.98	4.1	$136

__________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 27, 2008 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Stock-Based Compensation (Continued)

The weighted-average grant date fair value of stock options granted during the nine month period ended October 3, 2009 were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

Weighted average fair value of option grants	$1.68
Assumptions:
Expected option life in years	4.25
Risk-free interest rate	2.09%
Expected volatility	0.460
Expected dividend yield	0.0%

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

Restricted Shares and Restricted Share Units (“RSUs”)

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine month period ended October 3, 2009 is as follows:

	Restricted Shares			RSUs
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 3, 2009	50,000		$9.52	2,530,789	$11.95
Granted	171,144	(a)	4.76	562,960	4.76
Vested	(50,000)		9.52	(1,139,813)	11.89
Forfeited	—		—	(51,726)	9.60
Unvested at October 3, 2009	171,144		4.76	1,902,210	9.45
__________________

(a)	Represents restricted shares that were assumed in connection with the acquisition of Nashua Corporation.

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine month period ended September 27, 2008 is as follows:

	Restricted Shares		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2007	100,000	$9.52	1,132,150	$18.36
Granted	—	—	1,930,410	9.77
Vested	(50,000)	9.52	(292,400)	18.02
Forfeited	—	—	(113,750)	19.03
Unvested at September 27, 2008	50,000	9.52	2,656,410	12.13

The total fair value of restricted shares and RSUs that vested during the nine month period ended October 3, 2009 was $0.3 million and $5.8 million, respectively, as of the respective vesting dates. The total fair value of restricted shares and RSUs that vested during the nine month period ended September 27, 2008 was $0.5 million and $2.8 million, respectively, as of the respective vesting dates.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 3. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB ASC 805 (“ASC 805”).  Acquisitions are accounted for by the acquisition method, and, accordingly, the assets and liabilities of the acquired businesses have been recorded at estimated fair value on the acquisition date with the excess of the purchase price over the estimated fair value recorded as goodwill.

Nashua Corporation

On September 15, 2009, the Company acquired all of the stock of Nashua Corporation and its subsidiaries (“Nashua”). Nashua, founded in 1854, is a manufacturer, converter and marketer of labels and specialty papers whose primary products include pressure-sensitive labels, tags, transaction and financial receipts, thermal and other coated papers, and wide-format papers, with approximately $265 million in annual revenues prior to its acquisition by the Company. Under the terms of acquisition, each share of Nashua common stock was converted into the right to receive (i) $0.75 per share in cash, without interest, and (ii) 1.265 shares of Cenveo common stock.  The total consideration in connection with the Nashua acquisition, excluding assumed debt of $2.8 million, was $49.7 million, which is comprised of cash consideration of $4.2 million and non-cash consideration of $45.5 million, primarily relating to the issuance of 7.0 million shares of Cenveo common stock, which closed on the New York Stock Exchange at $6.53 on September 15, 2009. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair values of property, plant and equipment and other intangible assets were based on preliminary appraisals. The Nashua acquisition preliminarily resulted in $23.4 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $29.6 million, include: (i) the Nashua trademark of $16.0 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Nashua name, the long operating history of Nashua and its existing customer base, (ii) customer relationships of $13.0 million, which are being amortized over their estimated weighted average useful lives of 6.5 years; and (iii) a royalty agreement of $0.6 million, which is being amortized over the contract life of 9 years.

Nashua’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from September 15, 2009. Pro forma results for the three and nine months ended September 27, 2008 and October 3, 2009, assuming the acquisition of Nashua had been made on December 30, 2007, have not been presented as the effect would not be material.

In connection with the Nashua acquisition, the Company incurred transaction costs of $1.7 million, which is included in selling, general and administrative expenses in its condensed consolidated statements of operations.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price of Nashua to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of September 15, 2009
Accounts receivable, net	$24,056
Other current assets	28,483
Property, plant and equipment	27,933
Goodwill	23,377
Other intangible assets	29,600
Other assets	1,255
Total assets acquired	134,704
Current liabilities, excluding current maturities of long-term debt	25,699
Current maturities of long-term debt	2,800
Deferred taxes	12,698
Other liabilities	42,845
Total liabilities assumed	84,042
Net assets acquired	50,662
Less cash acquired	(1,001)
Cost of Nashua acquisition, net of cash acquired	$49,661

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (Continued)

Acquisition Liabilities Related to Exit Activities

Prior to 2009, the Company recorded liabilities in the purchase price allocation in connection with its plans to exit certain activities of previous acquisitions. In connection with its acquisition of Nashua, the Company assumed liabilities related to exit activities of Nashua that were in existence prior to its acquisition by the Company. A summary of the activity recorded for these liabilities was as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Liabilities recorded at January 3, 2009	$2,264	$—	$—	$2,264
Assumed in Nashua acquisition	877	123	—	1,000
Payments	(531)	—	—	(531)
Balance at October 3, 2009	$2,610	$123	$—	$2,733

4. Inventories

Inventories by major category were as follows (in thousands):

	October 3, 2009	January 3, 2009
Raw materials	$60,601	$67,236
Work in process	27,039	27,011
Finished goods	61,945	65,322
	$149,585	$159,569

5. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	October 3, 2009	January 3, 2009
Land and land improvements	$21,662	$21,421
Building and building improvements	113,707	111,208
Machinery and equipment	632,966	622,929
Furniture and fixtures	12,895	12,589
Construction in progress	22,378	14,558
	803,608	782,705
Accumulated depreciation	(389,526)	(362,248)
	$414,082	$420,457

In June 2009, the Company sold one of its envelope facilities which had a net book value of $2.9 million for net proceeds of $3.7 million and entered into a two-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $0.8 million, which is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales in the Company’s statement of operations.

In the third quarter of 2008, the Company sold a property for net proceeds of $6.2 million and recorded a gain of $1.9 million, which is included in selling, general and administrative expenses in the Company’s statement of operations. In June 2008, the Company sold one of its envelope facilities for net proceeds of $11.5 million and entered into an operating lease for the same facility. In connection with the sale, the Company recorded a total gain of $7.8 million, of which $2.3 million was recognized in cost of sales in the second quarter of 2008. The remaining gain was deferred and is being amortized on a straight-line basis over the seven year term of the lease, as a reduction to rent expense in cost of sales in the Company’s statement of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total

Balance as of January 3, 2009	$143,498	$167,685	$311,183
Acquisitions	23,527	—	23,527
Balance as of October 3, 2009	$167,025	$167,685	$334,710

Other intangible assets were as follows (in thousand, except weighted average years):

	October 3, 2009				January 3, 2009
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	16	$172,206	$(35,964)	$136,242	$159,206	$(29,875)	$129,331
Trademarks and tradenames	24	21,011	(4,785)	16,226	21,011	(4,089)	16,922
Patents	4	3,028	(1,956)	1,072	3,028	(1,755)	1,273
Non-compete agreements	2	2,456	(1,877)	579	2,456	(1,634)	822
Other	16	1,302	(349)	953	768	(392)	376
		200,003	(44,931)	155,072	186,469	(37,745)	148,724

Intangible assets with indefinite lives:
Trademarks		143,500	—	143,500	127,500	—	127,500
Pollution credits		—	—	—	720	—	720
Total		$343,503	$(44,931)	$298,572	$314,689	$(37,745)	$276,944

Annual amortization expense for each of the five years in the period ending September 27, 2014 is estimated to be as follows:  $11.6 million, $11.4 million, $11.3 million, $11.1 million and $10.8 million, respectively.

7. Long-Term Debt

Long-term debt was as follows (in thousands):

	October 3, 2009	January 3, 2009
Term loans, due 2013	$685,061	$707,900
7⅞% senior subordinated notes, due 2013	296,270	303,370
10½% senior notes, due 2016	170,000	175,000
8⅜% senior subordinated notes, due 2014 ($32.2 million and $72.3 million outstanding principal amount as of October 3, 2009 and January 3, 2009, respectively)	32,741	73,581
Revolving credit facility, due 2012	63,250	8,000
Other	34,325	38,504
	1,281,647	1,306,355
Less current maturities	(21,445)	(24,314)
Long-term debt	$1,260,202	$1,282,041

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

Extinguishments

From January 4, 2009 through April 8, 2009, the Company purchased in the open market and retired principal amounts of $40.1 million, $7.1 million and $5.0 million of its 8⅜% senior subordinated notes due 2014 (the “8⅜% Notes”), 7⅞% senior subordinated notes due 2013 (the “7⅞% Notes”), and 10½% senior notes due 2016 (the “10½% Notes”), respectively, for $23.0 million, $4.3 million and $3.3 million, respectively, plus accrued and unpaid interest.  These open market purchases were made within permitted restricted payment limits under the Company’s debt agreements.

In connection with these retirements, the Company recognized gains on early extinguishment of debt of $21.9 million in the nine months ended October 3, 2009, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million.

Debt Compliance and Amendment of Amended Credit Facilities

The Company’s revolving credit facility due 2012 (the “Revolving Credit Facility”), and its term loans and delayed-draw term loans due 2013 (the “Term Loans” and collectively with the Revolving Credit Facility the “Amended Credit Facilities”), contain two financial covenants that must be complied with: a maximum consolidated leverage ratio (the “Leverage Covenant”) and a minimum consolidated interest coverage ratio (the “Interest Coverage Covenant”).

On April 24, 2009, the Company amended its Amended Credit Facilities with the consent of the lenders thereunder, which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant (the “Amendment”).  The Leverage Covenant, with which the Company must be in pro forma compliance at all times, has been increased to 6.25:1.00 through March 31, 2010, and then proceeds to step down through the end of the term of the Amended Credit Facilities. The Interest Coverage Covenant, with which the Company must be in pro forma compliance on a quarterly basis, has been reduced to 1.85:1.00 through December 31, 2009, and then proceeds to step up through the end of the term of the Amended Credit Facilities. Additionally, the calculations of these two financial covenants have been modified to permit the adding back of certain amounts. The Company was in compliance with all debt agreement covenants as of October 3, 2009.

As conditions to the Amendment, the Company agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant calculation then in effect. Previously, the Revolving Credit Facility’s borrowing spread over LIBOR ranged from 175 basis points to 200 basis points based upon the Leverage Covenant calculation, and the borrowing spread over LIBOR for the Term Loans was 200 basis points. Further, the Amendment: (i) reduced the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increased the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminated the Company’s ability to request a $300.0 million incremental term loan facility; (iv) limits new senior unsecured debt and debt assumed from acquisitions to $50.0 million while the Leverage Covenant calculation is above 4.50:1.00; (v) eliminated the restricted payments basket while the Leverage Covenant calculation exceeds certain thresholds; (vi) requires that certain additional financial information be delivered; (vii) lowered the annual amount that can be spent on capital expenditures to $30.0 million in 2009; and (viii) increased certain mandatory prepayments. An amendment fee of 50 basis points was paid to all consenting lenders who approved the Amendment. Except as provided in the Amendment, all other provisions of the Company’s Amended Credit Facilities remain in full force and effect, including its failure to operate within the revised Leverage Covenant and Interest Coverage Covenant ratio thresholds, in certain circumstances, or have effective internal controls would prevent the Company from borrowing additional amounts and could result in a default under its Amended Credit Facilities. Such default could cause the indebtedness outstanding under its Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, its 7⅞% Notes, 8⅜% Notes, 10½% Notes and any other indebtedness the Company may then have, to become immediately due and payable.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

In connection with the Amendment, the Company incurred a loss on early extinguishment of debt of $5.0 million, of which $3.9 million relates to fees paid to consenting lenders and $1.1 million relates to the write-off of previously unamortized debt issuance costs.  In addition, the Company capitalized $3.4 million of third party costs and fees paid to consenting lenders and is amortizing them over the remaining life of the Amended Credit Facilities.

Interest Rate Swaps

The Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of October 3, 2009 and January 3, 2009, the Company had $500.0 million and $595.0 million, respectively, of such interest rate swaps. On June 22, 2009, $220.0 million notional amount interest rate swap agreements matured, partially replaced by $125.0 million of forward-starting interest rate swaps that went effective on the same date as the maturing swap agreements. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s financial statements depends on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. The effective portion of gain or loss on a cash flow hedge is recorded as a component of accumulated other comprehensive income in the Company’s condensed consolidated balance sheet. Ineffectiveness, if any, would be reclassified to interest expense, net in the Company’s condensed consolidated statement of operations in the period in which the hedged transaction becomes ineffective. As of October 3, 2009, the Company does not anticipate reclassifying any ineffectiveness into its results of operations for the next twelve months.

The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources. The interest rate swaps are categorized as Level 2 as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC 820. The table below presents the fair value of the Company’s interest rate swaps (in thousands):

	October 3, 2009	January 3, 2009
Current Liabilities:
Interest Rate Swaps	$9,466	$4,483
Long-Term Liabilities:
Interest Rate Swaps	11,214	23,180
Forward Starting Swaps	—	943

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges

The Company has one active and two residual cost savings plans: (i) the 2009 Cost Savings and Restructuring Plan; and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2009 Cost Savings and Restructuring Plan

In the first quarter of 2009, the Company developed and implemented its 2009 cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the current economic downturn. In connection with the 2009 plan, the Company implemented cost savings initiatives throughout its operations and during the first six months of 2009 closed three envelope plants in Deer Park, New York, Boone, Iowa and Carlstadt, New Jersey, one journal printing plant in Easton, Maryland, one commercial printing plant in Los Angeles, California and a forms plant in Jaffrey, New Hampshire and consolidated them into existing operations. In the third quarter of 2009, the Company continued its cost savings initiatives and closed a content facility in Columbus, Ohio that was consolidated into existing operations and continued the consolidation of certain back office functions into specific centralized locations. As a result of these actions in 2009, the Company has reduced its headcount by approximately 1,400. The Company anticipates being substantially complete with the implementation of these cost savings initiatives in the fourth quarter of 2009. The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the three months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$775	$1,448	$83	$2,306
Asset impairments, net of gain on sale	152	1,491	—	1,643
Equipment moving expenses	449	1,134	—	1,583
Lease termination expenses (income)	(994)	77	15	(902)
Building clean-up and other expenses	611	1,729	102	2,442
Total restructuring and impairment charges	$993	$5,879	$200	$7,072

Restructuring and impairment charges for the nine months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$4,224	$9,476	$803	$14,503
Asset impairments, net of gain on sale	2,733	5,579	—	8,312
Equipment moving expenses	1,173	1,632	—	2,805
Lease termination expenses	2,992	687	194	3,873
Multi-employer pension withdrawal expenses	—	11,303	—	11,303
Building clean-up and other expenses	1,792	2,212	102	4,106
Total restructuring and impairment charges	$12,914	$30,889	$1,099	$44,902

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges (Continued)

A summary of the activity charged to the restructuring liabilities for the 2009 Cost Savings and Restructuring Plan was as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$—	$—	$—	$—
Accruals, net	3,873	14,503	11,303	29,679
Payments	(1,736)	(12,712)	—	(14,448)
Balance at October 3, 2009	$2,137	$1,791	$11,303	$15,231

2007 Cost Savings and Integration Plan

The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the three months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$19	$(19)	$—	$—
Asset impairments, net of gain on sale	143	1,079	—	1,222
Lease termination expenses (income)	63	(48)	—	15
Building clean-up and other expenses	54	204	(8)	250
Total restructuring and impairment charges	$279	$1,216	$(8)	$1,487

Restructuring and impairment charges for the nine months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$108	$87	$29	$224
Asset impairments, net of gain on sale	67	981	—	1,048
Equipment moving expenses	—	57	—	57
Lease termination expenses (income)	94	(540)	3	(443)
Multi-employer pension withdrawal expenses	—	2,122	—	2,122
Building clean-up and other expenses	134	568	22	724
Total restructuring and impairment charges	$403	$3,275	$54	$3,732

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the three months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$881	$2,939	$60	$3,880
Asset impairments	591	220	—	811
Equipment moving expenses	160	156	—	316
Lease termination expenses	196	210	63	469
Multi-employer pension withdrawal (income)	—	(236)	—	(236)
Building clean-up and other expenses	218	712	—	930
Total restructuring and impairment charges	$2,046	$4,001	$123	$6,170

Restructuring and impairment charges for the nine months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,824	$5,604	$290	$7,718
Asset impairments, net of gain on sale	1,103	653	—	1,756
Equipment moving expenses	232	241	—	473
Lease termination expenses	617	1,026	63	1,706
Multi-employer pension withdrawal (income)	—	(236)	—	(236)
Building clean-up and other expenses	612	1,340	—	1,952
Total restructuring and impairment charges	$4,388	$8,628	$353	$13,369

A summary of the activity charged to the restructuring liabilities for the 2007 Cost Savings and Integration Plan was as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$3,589	$1,975	$1,800	$7,364
Accruals, net	(443)	224	2,122	1,903
Payments	(1,463)	(2,148)	(583)	(4,194)
Balance at October 3, 2009	$1,683	$51	$3,339	$5,073

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges (Continued)

2005 Cost Savings and Restructuring Plan

The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the three months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments	$—	$28	$—	$28
Equipment moving expenses	—	14	—	14
Lease termination expenses (income)	(185)	11	62	(112)
Building clean-up and other expenses	30	18	—	48
Total restructuring and impairment charges (income)	$(155)	$71	$62	$(22)

Restructuring and impairment charges for the nine months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments	$—	$18	$—	$18
Equipment moving expenses	—	14	—	14
Lease termination expenses (income)	(207)	365	18	176
Building clean-up and other expenses	223	235	—	458
Total restructuring and impairment charges	$16	$632	$18	$666

2008 Activity

Restructuring and impairment charges for the three months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$9	$(18)	$19	$10
Asset impairments	—	26	—	26
Equipment moving expenses	—	48	—	48
Lease termination expenses (income)	(35)	144	68	177
Building clean-up and other expenses	224	194	24	442
Total restructuring and impairment charges	$198	$394	$111	$703

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring, Impairment and Other Charges (Continued)

Restructuring and impairment charges for the nine months ended September 27, 2008 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$36	$132	$35	$203
Asset impairments, net of gain on sale	—	(226)	—	(226)
Equipment moving expenses	—	510	—	510
Lease termination expenses (income)	(38)	144	149	255
Building clean-up and other expenses	380	894	24	1,298
Total restructuring and impairment charges	$378	$1,454	$208	$2,040

A summary of the activity charged to the restructuring liabilities for the 2005 Cost Savings and Restructuring Plan was as follows (in thousands):

	Lease Termination Costs	Pension Withdrawal Liabilities	Total
Balance at January 3, 2009	$3,877	$208	$4,085
Accruals, net	176	—	176
Payments	(2,108)	(87)	(2,195)
Balance at October 3, 2009	$1,945	$121	$2,066

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee in the first quarter of 2008, the Company incurred a non-recurring charge in 2008 of $6.7 million for professional fees.

9. Pension and Other Postretirement Plans

The following table provides components of net periodic pension expense for the Company’s pension plans and other postretirement benefit plans (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$122	$120	$319	$360
Interest cost	2,780	2,479	7,776	7,438
Expected return on plan assets	(2,176)	(2,656)	(6,028)	(7,969)
Net amortization and deferral	1	2	2	6
Recognized net actuarial loss	588	55	1,764	166
Net periodic pension expense	$1,315	$—	$3,833	$1

Interest cost on the projected benefit obligation related to the Company’s other postretirement plans includes $0.2 million in the three months ended October 3, 2009 and September 27, 2008 and $0.6 million in the nine months ended October 3, 2009 and September 27, 2008.

During the nine months ended October 3, 2009, the Company made contributions of $4.8 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $1.1 million to its pension plans and other postretirement plans for the remainder of 2009.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Pension and Other Postretirement Plans (Continued)

Nashua Pension and Other Postretirement Plans

Nashua, which was acquired by the Company on September 15, 2009, had three defined benefit pension plans, which cover eligible Nashua regular full-time employees. Benefits available under these plans are generally determined by years of service and the levels of compensation during those years. Prior to the Company’s acquisition of Nashua, the benefits under the Nashua pension plans were frozen to mitigate the volatility in pension expense and required cash contributions expected in future years. Based on preliminary actuarial data, the Nashua pension plans were under-funded by approximately $36.2 million, which liability is included in the Company’s October 3, 2009 condensed consolidated balance sheet.

Nashua also maintained separate postretirement benefit plans for certain of its former associates. The plans provide certain postretirement health care and death benefits to eligible retired employees and their spouses. Salaried participants generally became eligible for retiree health care benefits after reaching age 60 with ten years of service and retiring prior to January 1, 2003. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining arrangement. Based on preliminary actuarial data, the Nashua postretirement plans were under-funded by approximately $0.3 million, which liability is included in the Company’s October 3, 2009 condensed consolidated balance sheet.

10. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various legal proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the Company’s ultimate cost of remediation is difficult to estimate and is contingent on these factors. As of October 3, 2009, the liability, relating to Nashua’s environmental matters, was $3.6 million and is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. Based on information currently available, the Company believes that Nashua's remediation expense, if any,  is not likely to have a material adverse effect on its consolidated financial position or results of operations.

During the third quarter of 2009, the Company reduced its liabilities for uncertain tax positions by $12.1 million as a result of the expiration of certain statute of limitations. The release of these uncertain tax positions were recorded in discontinued operations, net of taxes, in the Company’s condensed consolidated statement of operations. There is a reasonable possibility that within the next twelve months the Company may decrease its liabilities for uncertain tax positions by $10.2 million due to the expiration of certain statute of limitations.

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income (loss)	$1,073	$12,328	$(21,490)	$11,596
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of taxes	528	480	4,718	9
Currency translation adjustment	1,809	(1,361)	3,323	(2,851)
Comprehensive income (loss)	$3,410	$11,447	$(13,449)	$8,754

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. The only Company securities as of October 3, 2009 that could dilute basic income (loss) per share for periods subsequent to October 3, 2009, that were not included in the computation of diluted earnings per share for the three and nine months ended October 3, 2009 are: (i) outstanding stock options, which are exercisable into 4,123,238 shares of the Company’s common stock, and (ii) 2,073,354 restricted stock and RSUs.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Numerator for basic and diluted income (loss) per share
Income (loss) from continuing operations	$(8,432)	$12,387	$(30,460)	$12,710
Income (loss) from discontinued operations, net of taxes	9,505	(59)	8,970	(1,114)
Net income (loss)	$1,073	$12,328	$(21,490)	$11,596

Denominator for weighted average common shares outstanding:
Basic shares	55,911	53,897	54,978	53,796
Dilutive effect of equity awards	—	277	—	198
Diluted shares	55,911	54,174	54,978	53,994

13. Segment Information

The Company operates in two segments: the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing and printing of: (i) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; (ii) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains; and (iii) custom and direct mail envelopes developed for the advertising, billing and remittance needs of a variety of customers. The commercial printing segment provides print, design and content management offerings, including: (i) specialty packaging and high quality promotional materials for multinational consumer products companies; (ii) scientific, technical and medical journals and special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; (iii) high-end printed materials, which includes a wide range of premium products for major national and regional customers; and (iv) general commercial printing products for regional and local customers.

Operating income of each segment includes substantially all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses (Note 2).

Corporate identifiable assets primarily consist of cash and cash equivalents, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales:
Envelopes, forms and labels	$212,311	$224,616	$581,419	$690,630
Commercial printing	235,728	298,089	676,364	890,904
Total	$448,039	$522,705	$1,257,783	$1,581,534

Operating income :
Envelopes, forms and labels	$19,872	$35,947	$38,925	$93,807
Commercial printing	14,364	23,056	8,386	47,598
Corporate	(9,234)	(10,827)	(27,565)	(34,098)
Total	$25,002	$48,176	$19,746	$107,307

Restructuring, impairment and other charges:
Envelopes, forms and labels	$1,117	$2,244	$13,333	$4,766
Commercial printing	7,166	4,395	34,796	10,082
Corporate	254	234	1,171	7,199
Total	$8,537	$6,873	$49,300	$22,047

Net sales by product line:
Envelopes	$138,124	$154,232	$394,139	$474,876
Commercial printing	159,947	210,737	450,993	622,255
Journals and periodicals	75,013	87,026	221,996	267,664
Labels and business forms	74,955	70,710	190,655	216,739
Total	$448,039	$522,705	$1,257,783	$1,581,534

Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,123	$1,691	$3,447	$4,369
Commercial printing to envelopes, forms and labels	387	538	1,313	2,856
Total	$1,510	$2,229	$4,760	$7,225

	October 3, 2009	January 3, 2009
Identifiable assets:
Envelopes, forms and labels	$718,443	$624,760
Commercial printing	811,524	863,224
Corporate	71,218	64,130
Total assets	$1,601,185	$1,552,114

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries

Cenveo is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued 7⅞% Notes and, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”), assumed Cadmus’ 8⅜% Notes (the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and nine months ended October 3, 2009 and September 27, 2008.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s primary transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
October 3, 2009
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$9,365	$1,345	$1,409	$—	$12,119
Accounts receivable, net	—	113,471	163,242	4,603	—	281,316
Inventories	—	67,613	80,563	1,409	—	149,585
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	64,989	13,971	2,715	—	81,675
Total current assets	—	292,376	259,121	10,136	(36,938)	524,695

Investment in subsidiaries	(178,973)	1,482,319	3,928	6,725	(1,313,999)	—
Property, plant and equipment, net	—	143,056	270,659	367	—	414,082
Goodwill	—	29,244	305,466	—	—	334,710
Other intangible assets, net	—	8,044	290,528	—	—	298,572
Other assets, net	—	22,255	6,526	345	—	29,126
Total assets	$(178,973)	$1,977,294	$1,136,228	$17,573	$(1,350,937)	$1,601,185

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$—	$10,537	$10,908	$—	$—	$21,445
Accounts payable	—	84,836	87,484	2,570	—	174,890
Accrued compensation and related liabilities	—	16,136	16,379	—	—	32,515
Other current liabilities	—	71,513	20,214	702	—	92,429
Intercompany payable (receivable)	—	741,023	(745,474)	4,451	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	924,045	(573,551)	7,723	(36,938)	321,279

Long-term debt	—	1,237,086	23,116	—	—	1,260,202
Deferred income tax liability (asset)	—	(60,468)	97,699	(803)	—	36,428
Other liabilities	—	55,604	106,645	—	—	162,249
Shareholders’ equity (deficit)	(178,973)	(178,973)	1,482,319	10,653	(1,313,999)	(178,973)
Total liabilities and shareholders’
equity (deficit)	$(178,973)	$1,977,294	$1,136,228	$17,573	$(1,350,937)	$1,601,185

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended October 3, 2009
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$193,278	$249,861	$4,900	$—	$448,039
Cost of sales	—	161,391	194,715	3,237	—	359,343
Selling, general and administrative expenses	—	28,725	23,743	102	—	52,570
Amortization of intangible assets	—	111	2,476	—	—	2,587
Restructuring, impairment and other charges	—	7,485	1,052	—	—	8,537
Operating income (loss)	—	(4,434)	27,875	1,561	—	25,002
Interest expense (income), net	—	28,714	345	(22)	—	29,037
Intercompany interest expense (income)	—	(243)	243	—	—	—
Other (income) expense, net	—	114	129	23	—	266
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(33,019)	27,158	1,560	—	(4,301)
Income tax expense	—	3,083	1,039	9	—	4,131
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(36,102)	26,119	1,551	—	(8,432)
Equity in income of unconsolidated subsidiaries	1,073	27,670	1,551	—	(30,294)	—
Income (loss) from continuing operations	1,073	(8,432)	27,670	1,551	(30,294)	(8,432)
Income from discontinued operations, net of taxes	—	9,505	—	—	—	9,505
Net income (loss)	$1,073	$1,073	$27,670	$1,551	$(30,294)	$1,073

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended October 3, 2009
(in thousands)
				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$567,878	$675,563	$14,342	$—	$1,257,783
Cost of sales	—	478,523	540,053	9,448	—	1,028,024
Selling, general and administrative expenses	—	88,417	64,746	292	—	153,455
Amortization of intangible assets	—	320	6,938	—	—	7,258
Restructuring, impairment and other charges	—	31,098	18,202	—	—	49,300
Operating income (loss)	—	(30,480)	45,624	4,602	—	19,746
Interest expense (income), net	—	78,220	1,227	(58)	—	79,389
Intercompany interest expense (income)	—	(831)	831	—	—	—
(Gain) loss on early extinguishment of debt	—	(16,917)	—	—	—	(16,917)
Other (income) expense, net	—	566	(3,088)	202	—	(2,320)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(91,518)	46,654	4,458	—	(40,406)
Income tax (benefit) expense	—	(13,047)	1,892	1,209	—	(9,946)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(78,471)	44,762	3,249	—	(30,460)
Equity in income of unconsolidated subsidiaries	(21,490)	48,011	3,249	—	(29,770)	—
Income (loss) from continuing operations	(21,490)	(30,460)	48,011	3,249	(29,770)	(30,460)
Income from discontinued operations, net of taxes	—	8,970	—	—	—	8,970
Net income (loss)	$(21,490)	$(21,490)	$48,011	$3,249	$(29,770)	$(21,490)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 3, 2009
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,817	$(68,981)	$88,028	$3,470	$—	$33,334
Cash flows from investing activities:
Capital expenditures	—	(9,074)	(14,445)	—	—	(23,519)
Cost of business acquisitions, net of cash acquired	—	(3,189)	—	—	—	(3,189)
Intercompany note	—	2,257	—	—	(2,257)	—
Investment in guarantor subsidiary preferred shares	—	—	—	(6,725)	6,725	—
Proceeds from sale of property, plant and equipment	—	5,139	570	—	—	5,709
Proceeds from sale of investment	—	—	4,032	—	—	4,032
Net cash (used in) provided by investing activities	—	(4,867)	(9,843)	(6,725)	4,468	(16,967)
Cash flows from financing activities:
Repayment of 8⅜% senior subordinated notes	—	(23,024)	—	—	—	(23,024)
Repayment of term loans	—	(22,839)	—	—	—	(22,839)
Payment of amendment and debt issuance costs	—	(7,296)	—	—	—	(7,296)
Repayments of other long-term debt	—	(364)	(6,615)	—	—	(6,979)
Repayment of 7⅞% senior subordinated notes	—	(4,295)	—	—	—	(4,295)
Repayment of 10½% senior notes	—	(3,250)	—	—	—	(3,250)
Purchase and retirement of common stock upon vesting of RSUs	(2,028)	—	—	—	—	(2,028)
Payment of fees on repurchase and retirement of debt	—	(94)	—	—	—	(94)
Borrowings under revolving credit facility, net	―	55,250	—	—	—	55,250
Proceeds from exercise of stock options	98	—	—	—	—	98
Proceeds from issuance of preferred shares	—	—	6,725	―	(6,725)	—
Intercompany note	—	—	(2,257)	—	2,257	—
Intercompany advances	(8,887)	84,410	(75,523)	—	—	—
Net cash (used in) provided by financing activities	(10,817)	78,498	(77,670)	—	(4,468)	(14,457)
Effect of exchange rate changes on cash and cash equivalents	—	—	(223)	(12)	—	(235)
Net increase (decrease) in cash and cash equivalents	—	4,650	292	(3,267)	—	1,675
Cash and cash equivalents at beginning of period	—	4,715	1,053	4,676	—	10,444
Cash and cash equivalents at end of period	$—	$9,365	$1,345	$1,409	$—	$12,119

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2009
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$4,715	$1,053	$4,676	$—	$10,444
Accounts receivable, net	—	127,634	137,746	4,765	—	270,145
Inventories	—	86,219	72,149	1,201	—	159,569
Notes receivable from subsidiaries	—	39,195	—	—	(39,195)	—
Prepaid and other current assets	—	62,961	9,879	2,050	—	74,890
Total current assets	—	320,724	220,827	12,692	(39,195)	515,048

Investment in subsidiaries	(220,955)	1,380,326	7,063	—	(1,166,434)	—
Property, plant and equipment, net	—	165,140	254,841	476	—	420,457
Goodwill	—	29,245	281,938	—	—	311,183
Other intangible assets, net	—	9,089	267,855	—	—	276,944
Other assets, net	—	21,936	6,205	341	—	28,482
Total assets	$(220,955)	$1,926,460	$1,038,729	$13,509	$(1,205,629)	$1,552,114

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$15,956	$8,358	$—	$—	$24,314
Accounts payable	—	99,150	73,402	1,883	—	174,435
Accrued compensation and related liabilities	—	21,311	16,008	—	—	37,319
Other current liabilities	—	74,653	13,302	915	—	88,870
Intercompany payable (receivable)	—	658,885	(663,337)	4,452	—	—
Notes payable to issuer	—	—	39,195	—	(39,195)	—
Total current liabilities	—	869,955	(513,072)	7,250	(39,195)	324,938

Long-term debt	—	1,259,175	22,866	—	—	1,282,041
Deferred income tax liability (asset)	—	(56,500)	84,076	(804)	—	26,772
Other liabilities	—	74,785	64,533	—	—	139,318
Shareholders’ (deficit) equity	(220,955)	(220,955)	1,380,326	7,063	(1,166,434)	(220,955)
Total liabilities and shareholders’ (deficit) equity	$(220,955)	$1,926,460	$1,038,729	$13,509	$(1,205,629)	$1,552,114

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 27, 2008
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$245,712	$271,514	$5,479	$—	$522,705
Cost of sales	—	196,471	206,761	3,676	—	406,908
Selling, general and administrative expenses	—	35,292	23,056	107	—	58,455
Amortization of intangible assets	—	120	2,173	—	—	2,293
Restructuring and impairment charges	—	5,316	1,557	—	—	6,873
Operating income	—	8,513	37,967	1,696	—	48,176
Interest expense (income), net	—	26,429	403	(37)	—	26,795
Intercompany interest (income) expense	—	(615)	615	—	—	—
(Gain) loss on early extinguishment of debt	—	(371)	—	—	—	(371)
Other (income) expense, net	—	(442)	(253)	—	—	(695)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(16,488)	37,202	1,733	—	22,447
Income tax (benefit) expense	—	10,451	(391)	—	—	10,060
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(26,939)	37,593	1,733	—	12,387
Equity in income of unconsolidated subsidiaries	12,328	39,326	1,733	—	(53,387)	—
Income (loss) from continuing operations	12,328	12,387	39,326	1,733	(53,387)	12,387
Loss from discontinued operations, net of taxes	—	(59)	—	—	—	(59)
Net income (loss)	$12,328	$12,328	$39,326	$1,733	$(53,387)	$12,328

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 27, 2008
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$748,907	$817,585	$15,042	$—	$1,581,534
Cost of sales	—	612,897	637,027	10,688	—	1,260,612
Selling, general and administrative expenses	—	107,988	76,380	453	—	184,821
Amortization of intangible assets	—	343	6,404	—	—	6,747
Restructuring, impairment and other charges	—	19,767	2,280	—	—	22,047
Operating income	—	7,912	95,494	3,901	—	107,307
Interest expense (income), net	—	78,679	1,331	(62)	—	79,948
Intercompany interest (income) expense	—	(1,712)	1,712	—	—	—
Loss on early extinguishment of debt	—	3,871	—	—	—	3,871
Other expense, net	—	140	289	—	—	429
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(73,066)	92,162	3,963	—	23,059
Income tax expense	—	6,241	4,108	—	—	10,349
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(79,307)	88,054	3,963	—	12,710
Equity in income of unconsolidated subsidiaries	11,596	92,017	3,963	—	(107,576)	—
Income (loss) from continuing operations	11,596	12,710	92,017	3,963	(107,576)	12,710
Loss from discontinued operations, net of taxes	—	(1,114)	—	—	—	(1,114)
Net income (loss)	$11,596	$11,596	$92,017	$3,963	$(107,576)	$11,596

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Financial Information for Subsidiary Issuer, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 27, 2008
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$12,940	$5,114	$128,873	$2,487	$—	$149,414
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(47,151)	—	—	—	(47,151)
Capital expenditures	—	(18,172)	(19,610)	—	—	(37,782)
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	17,944	314	—	—	18,258
Intercompany note	—	1,914	—	—	(1,914)	—
Net cash used in investing activities	—	(49,118)	(19,296)	—	(1,914)	(70,328)
Cash flows from financing activities:
Repayment of senior unsecured loan	—	(175,000)	—	—	—	(175,000)
Repayments under revolving credit facility, net	—	(65,200)	—	—	—	(65,200)
Repayment of term loans	—	(5,400)	—	—	—	(5,400)
Repayments of other long-term debt	—	(1,710)	(14,825)	—	—	(16,535)
Payment of debt issuance costs	—	(5,297)	—	—	—	(5,297)
Purchase and retirement of common stock upon vesting of RSUs	(1,055)	—	—	—	—	(1,055)
Tax liability from stock compensation	(873)	—	—	—	—	(873)
Proceeds from issuance of 10½% senior notes	—	175,000	—	—	—	175,000
Proceeds from issuance of other long-term debt	—	5,338	6,000	—	—	11,338
Proceeds from exercise of stock options	1,873	—	—	—	—	1,873
Intercompany note	—	—	(1,914)	—	1,914	—
Intercompany advances	(12,885)	111,778	(99,042)	149	—	—
Net cash (used in) provided by financing activities	(12,940)	39,509	(109,781)	149	1,914	(81,149)
Net (decrease) increase in cash and cash equivalents	—	(4,495)	(204)	2,636	—	(2,063)
Cash and cash equivalents at beginning of period	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of period	$—	$8,596	$678	$4,545	$—	$13,819

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, we, our, and us, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included in Item 1. “Financial Statements” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which we refer to as the SEC, on March 19, 2009, for the fiscal year ended January 3, 2009, which we refer to as our 2008 Form 10-K. Item 7 of our 2008 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of October 3, 2009.

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

Business Overview

We are the third largest diversified printing company in North America. Our broad portfolio of products includes labels and forms manufacturing, packaging and publisher offerings, envelope production, and printing. We operate from a global network of 72 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since current management took over in late 2005, we have consolidated and closed plants, centralized and leveraged our purchasing spend, sought operational efficiencies and reduced corporate and field staff. In addition, we have made investments in our businesses through acquisition of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

We are the largest North American prescription labels manufacturer for the retail pharmacy chains, a leading forms and labels provider, and  one of the largest North American envelope manufacturers. On September 15, 2009, we added to our envelopes, forms and labels business with the acquisition of Nashua Corporation, which we refer to as Nashua. Prior to our acquisition, Nashua had annual revenues of approximately $265 million. Our envelopes, forms and labels segment represented 47% and 46% of our net sales for the three and nine months ended October 3, 2009. The segment operates 36 manufacturing facilities in North America and primarily specializes in the design, manufacturing and printing of:

•	custom labels and specialty forms;
•	stock envelopes, labels and business forms; and
•	direct mail and customized envelopes for advertising, billing and remittance.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We produce pressure-sensitive prescription labels for the retail pharmacy chain market.  We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through an extensive network of resale distributors.  We produce a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers.  Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications, by large through smaller-sized customers across a wide spectrum of industries. We produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market and office products superstores. We also offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies in addition to a broad group of other customers in varying industries.

Commercial Printing

We are one of the leading commercial printing companies in North America and one of the largest providers of editorial, content processing and production assistance to scientific, technical and medical publishers, which we refer to as STM publishers.  On March 31, 2008, we added to our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. Prior to our acquisition, Rex had annual revenues of approximately $40 million. Our commercial printing segment represented 53% and 54% of our net sales for the three and nine months ended October 3, 2009.  The segment operates 36 manufacturing facilities in the United States, Canada, Latin America and Asia and provides one-stop print, design and content management offerings, including:

•	specialty packaging and high quality promotional materials for multinational consumer products companies;
•	STM publishers and special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	high-end color printing of a wide range of premium products for national and regional customers; and
•	general commercial printing for regional and local customers.

Our commercial printing segment primarily serves the consumer products, pharmaceutical, financial services, publishing and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad array of commercial printing products we produce also includes specialty packaging, journals and specialized periodicals, annual reports, car brochures, direct mail products, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production and reprint marketing.  Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, food and confection and other large multi-national consumer product companies.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our unaudited condensed consolidated operating results for the three and nine month periods ended October 3, 2009 and September 27, 2008, respectively, followed by a discussion that reflects the operating results of each of our reportable segments for the same period. Our results for the three and nine months periods ended October 3, 2009, include the operating results of Nashua from the September 15, 2009 acquisition date. Our results for the nine month period ended September 27, 2008 include the operating results of Rex from the March 31, 2008 acquisition date.

During the first nine months of 2009, the economic downturn that accelerated in the second half of 2008 continued to significantly impact the results of our operations. Our commercial printing segment experienced volume declines as compared to the prior year in substantially all of the markets we serve primarily due to the economic downturn, excess capacity and intense pricing pressures.  Our envelopes, forms and labels segment experienced volume declines as compared to the prior year primarily due to the economic downturn and our financial services customers who historically reached targeted customers via our direct mail capabilities suspending this practice.  In order to compete effectively in this current environment, we continue to focus on improving productivity and creating operating efficiencies by reducing our costs. For example, in the first nine months of 2009, we reduced our employee headcount by approximately 1,400, primarily resulting from the closure of three envelope plants, two commercial printing plants, a forms plant, and a content facility and consolidated them into existing operations.

The current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. The uncertainties about future economic conditions in a very challenging environment make it more difficult for us to forecast our operating results. We are pursuing additional cost savings opportunities in an effort to mitigate the impacts of the current economic conditions and to ensure our cost structure is aligned with our estimated net sales.

A summary of our unaudited condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income by our reportable segments. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the third quarter of 2009 and 2008 consisted of 14 and 13 weeks, respectively, and our reporting periods for the nine months ended October 3, 2009 and September 27, 2008 consisted of 39 weeks.

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$448,039	$522,705	$1,257,783	$1,581,534
Operating income:
Envelopes, forms and labels	19,872	35,947	38,925	93,807
Commercial printing	14,364	23,056	8,386	47,598
Corporate	(9,234)	(10,827)	(27,565)	(34,098)
Total Operating income	25,002	48,176	19,746	107,307
Interest expense, net	29,037	26,795	79,389	79,948
(Gain) loss on early extinguishment of debt	—	(371)	(16,917)	3,871
Other (income) expense, net	266	(695)	(2,320)	429
Income (loss) from continuing operations before income taxes	(4,301)	22,447	(40,406)	23,059
Income tax (benefit) expense	4,131	10,060	(9,946)	10,349
Income (loss) from continuing operations	(8,432)	12,387	(30,460)	12,710
Income (loss) from discontinued operations, net of taxes	9,505	(59)	8,970	(1,114)
Net income (loss)	$1,073	$12,328	$(21,490)	$11,596
Income (loss) per share—basic:
Continuing operations	$(0.15)	$0.23	$(0.55)	$0.24
Discontinued operations	0.17	—	0.16	(0.02)
Net income (loss)	$0.02	$0.23	$(0.39)	$0.22

Income (loss) per share—diluted:
Continuing operations	$(0.15)	$0.23	$(0.55)	$0.23
Discontinued operations	0.17	—	0.16	(0.02)
Net income (loss)	$0.02	$0.23	$(0.39)	$0.21

Net Sales

Net sales decreased $74.7 million in the third quarter of 2009, as compared to 2008, due to lower sales from our commercial printing segment of $62.4 million and from our envelopes, forms and labels segment of $12.3 million. These decreases were primarily due to volume declines, pricing pressures, changes in product mix and lower material costs, primarily due to the current general economic conditions and lost sales resulting from plant closures as part of our restructuring plans, partially offset by having one more week in the third quarter of 2009, as compared to the third quarter of 2008 and sales generated for envelopes, forms and labels, from the integration of Nashua into our operations, as Nashua was not included in our results in the third quarter of 2008.

Net sales for the nine months ended October 3, 2009 decreased $323.8 million, as compared to 2008, due to lower sales from our commercial printing segment of $214.5 million and from our envelopes, forms and labels segment of $109.2 million. These decreases were primarily due to volume declines, pricing pressures, changes in product mix and lower material costs, primarily due to the current general economic conditions and lost sales resulting from plant closures as part of our restructuring plans, partially offset by sales generated for envelopes, forms and labels from the integration of Nashua into our operations, as Nashua was not included in our results in 2008.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $23.2 million in the third quarter of 2009, as compared to 2008. This decrease was primarily due to lower operating income for our envelopes, forms and labels segment of $16.1 million and our commercial printing segment of $8.7 million. These declines were primarily due to the current general economic conditions and increased restructuring and impairment charges, partially offset by having one more week in the third quarter of 2009, as compared to the third quarter of 2008.

Operating income for the nine months ended October 3, 2009 decreased $87.6 million, as compared to 2008. This decrease was primarily due to lower operating income for our envelopes, forms and labels segment of $54.9 million and our commercial printing segment of $39.2 million. These declines were primarily due to the current general economic conditions and increased restructuring and impairment charges.

See Segment Operations below for a more detailed discussion of the primary factors affecting the changes in operating income by reportable segment.

Interest Expense

Interest expense increased $2.2 million to $29.0 million in the third quarter of 2009, as compared to $26.8 million in the third quarter of 2008. This increase was primarily due to (i) higher interest rates resulting from the amendment, which we refer to as the Amendment, of our revolving credit facility due 2012, which we refer to as the Revolving Credit Facility, and our term loan and delayed-draw term loan due 2013, which we refer to as the Term Loans, and collectively with our Revolving Credit Facility, the Amended Credit Facilities, which became effective on April 24, 2009, and (ii) the fact that there was one more week of interest expense. The increases were substantially offset by lower interest expense due to: (i) the repurchase and retirement of a portion of our 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes, 10½% senior notes due 2016, which we refer to as the 10½% Notes, and 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes, and collectively as the Notes, and (ii) the repayment of our Term Loans (primarily from a mandatory excess cash flow payment made in March 2009) and other debt. Interest expense in the third quarter of 2009 reflected an average outstanding debt of $1.3 billion and a weighted average interest rate of 7.8%, as compared to an average outstanding debt of $1.4 billion and a weighted average interest rate of 7.3% in the third quarter of 2008.

Interest expense decreased $0.6 million to $79.4 million during the first nine months of 2009, as compared to $79.9 million in the first nine months of 2008. This decrease was primarily due to our lower outstanding average debt balance, primarily due to the repurchases of the Notes and a mandatory excess cash flow payment made on our Term Loans. These decreases were partially offset by the increase in interest expense as a result of the Amendment in April 2009.  Interest expense in the first nine months of 2009 reflected average outstanding debt of  $1.3 billion and a weighted average interest rate of 7.7%, as compared to an average outstanding debt of $1.4 billion and a weighted average interest rate of 7.2% during the first nine months in 2008.

(Gain) Loss on Early Extinguishment of Debt

For the first nine months of 2009, we recognized gains on early extinguishment of debt of $16.9 million, comprising gains of $21.9 million related to the repurchase and retirement of principal amounts of $40.1 million of the 8⅜% Notes; $7.1 million of the 7⅞% Notes; and $5.0 million of the 10½% Notes. These gains were partially offset by the loss on early extinguishment of debt related to the Amendment of $5.0 million, of which $3.9 million was related to fees paid to consenting lenders and $1.1 million was related to the write-off of previously unamortized debt issuance costs.

For the first nine months of 2008 we incurred a loss on the early extinguishment of debt of $3.9 million, which primarily resulted from the conversion of the $175.0 million senior unsecured loan due 2015, which we refer to as the Senior Unsecured Loan, and the issuance of our $175.0 million 10½% Notes, in the second quarter of 2008.

Income Taxes

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(in thousands)		(in thousands)
Income tax (benefit) expense for U.S. operations	$3,723	$9,955	$(11,508)	$9,959
Income tax (benefit) expense for foreign operations	408	105	1,562	390
Income tax (benefit) expense	$4,131	$10,060	$(9,946)	$10,349
Effective income tax rate	(96.0)%	44.8%	24.6%	44.9%

In the third quarter of 2009, we had income tax expense of $4.1 million, compared to income tax expense of $10.1 million in the third quarter of 2008, which primarily relates to income taxes on our domestic operations and discrete items. In the first nine months of 2009, we had an income tax benefit of $9.9 million, compared to income tax expense of $10.3 million in the first nine months of 2008, which primarily relates to income taxes on our domestic operations and discrete items. Our effective tax rate for the three and nine months ended October 3, 2009 was lower than the statutory federal rate, primarily due to non-deductible expenses and state income taxes. During the third quarter of 2009, we reduced our liability for uncertain tax positions by $12.1 million as a result of expiration of certain statute of limitations. There is a reasonable possibility that within the next twelve months we may decrease our liability for uncertain tax positions by $10.2 million due to the expiration of certain statute of limitations.

We assess the recoverability of our deferred tax assets and, based upon this assessment, record a valuation allowance against deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of October 3, 2009, the total valuation allowance on our net U.S. deferred tax assets was $37.0 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income. The summaries of net sales and operating income of our two reportable segments are presented below.

Envelopes, Forms and Labels

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(in thousands)		(in thousands)
Segment net sales	$212,311	$224,616	$581,419	$690,630

Segment operating income	$19,872	$35,947	$38,925	$93,807

Operating income margin	9.4%	16.0%	6.7%	13.6%
Restructuring and impairment charges	$1,117	$2,244	$13,333	$4,766

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment decreased $12.3 million, or 5.5%, in the third quarter of 2009, as compared to 2008.  This decrease was primarily due to the current general economic conditions, which has resulted in: (i) lower sales volume of $23.7 million, primarily from our envelope business, for which we have seen a shift from direct mail and customized envelopes to generic transactional envelopes, and lost sales in connection with the closure of three envelope plants that were integrated into our existing envelope operations, and (ii) lower pricing and product mix of $2.7 million, primarily due to pricing pressures in the current envelope marketplace and lower material costs. These decreases were partially offset by (i) $14.1 million of sales generated from the integration of Nashua into our operations, as Nashua was not included in our results in the third quarter of 2008, and (ii) from one more week of sales in the third quarter of 2009, as compared to the third quarter of 2008.

Segment net sales for our envelopes, forms and labels segment decreased $109.2 million, or 15.8%, in the first nine months of 2009, as compared to 2008.  This decrease was primarily due to: (i) lower sales volume of $118.5 million, primarily due to the current general economic conditions, which have had a significant impact on our envelope business, for which we have seen a shift from direct mail and customized envelopes to generic transactional envelopes and lost sales in connection with the closure of three envelope plants that were integrated into our existing envelope operations, and (ii) lower pricing and product mix of $4.8 million, primarily due to pricing pressures in the current envelope marketplace and lower material costs. These decreases were partially offset by $14.1 million of sales generated from the integration of Nashua into our operations, as Nashua was not included in our results in 2008.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment decreased $16.1 million, or 44.7%, in the third quarter of 2009, as compared to 2008. This decrease was primarily due to (i) lower gross margins of $16.7 million resulting from the current general economic conditions, which has resulted in increased pricing pressures, lower sales volumes and product mix changes from high color direct mail envelopes to transactional envelope products, partially offset by lower material costs, gross margins from Nashua, as Nashua was not included in our results in the third quarter of 2008, and from one more week in the third quarter of 2009, as compared to the third quarter of 2008, and (ii) higher selling, general and administrative expenses of $0.5 million primarily from Nashua, as Nashua was not included in our results for the third quarter of 2008, and from one more week in the third quarter of 2009, as compared to the third quarter of 2008, partially offset by our cost reduction programs. These decreases were partially offset by lower restructuring and impairment charges of $1.1 million.

Segment operating income for our envelopes, forms and labels segment decreased $54.9 million, or 58.5%, in the first nine months of 2009, as compared to 2008. This decrease was primarily due to (i) lower gross margins of $52.7 million, primarily due to the current general economic conditions, which has resulted in increased pricing pressures, lower sales volumes and product mix changes from high color direct mail envelopes to transactional envelope products, partially offset by lower material costs, gross margins from Nashua, as Nashua was not included in our results for a full nine month period 2008, and (ii) increased restructuring and impairment charges of $8.6 million, primarily due to the closure of three envelope plants and one forms plant. These decreases were partially offset by lower selling, general and administrative expenses of $6.4 million, primarily due to our cost reduction programs, lower commission expenses resulting from lower sales, offset in part by selling, general and administrative expenses from Nashua, which was not included in our results in 2008.

Commercial Printing

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(in thousands)		(in thousands)
Segment net sales	$235,728	$298,089	$676,364	$890,904

Segment operating income	$14,364	$23,056	$8,386	$47,598

Operating income margin	6.1%	7.7%	1.2%	5.3%
Restructuring and impairment charges	$7,166	$4,395	$34,796	$10,082

Segment Net Sales

Segment net sales for our commercial printing segment decreased $62.4 million, or 20.9%, in the third quarter of 2009, as compared to 2008. This decrease was primarily due to the current general economic conditions, which resulted in lower sales of: (i) $59.8 million related to volume declines and lost sales from the closure of two commercial printing plants, partially offset by one more week of sales in the third quarter of 2009, as compared to the third quarter of 2008, and (ii) $2.6 million resulting from increased pricing pressures, changes in product mix and lower material costs.

Segment net sales for our commercial printing segment decreased $214.5 million, or 24.1%, in the first nine months of 2009, as compared to 2008. This decrease was primarily due to the current general economic conditions, which resulted in lower sales of: (i) $215.8 million related to volume declines and lost sales from the closure of two commercial printing plants and (ii) $8.7 million resulting from increased pricing pressures, changes in product mix and lower material costs. These decreases were partially offset by $10.0 million of sales generated from the integration of Rex into our operations, as Rex was not included in our results for a full nine month period in 2008.

Segment Operating Income

Segment operating income for our commercial printing segment decreased $8.7 million, or 37.7%, in the third quarter of 2009, as compared to 2008. This decrease was primarily due to (i) lower gross margins of $10.1 million primarily due to the current general economic conditions, which has resulted in increased pricing pressures and product mix changes from high color to more generic commercial print products, partially offset by lower material costs, having one more week in the third quarter of 2009, as compared to the third quarter of 2008, and (ii) increased restructuring and impairment charges of $2.8 million primarily due to the closure of two commercial printing plants. These decreases were partially offset by lower selling, general and administrative expenses of $4.2 million, primarily due to our cost reduction programs and lower commission expenses resulting from lower sales, partially offset by having one more week in the third quarter of 2009, as compared to the third quarter of 2008.

Segment operating income for our commercial printing segment decreased $39.2 million, or 82.4%, in the first nine months of 2009, as compared to 2008. This decrease was primarily due to (i) lower gross margins of $36.9 million, primarily due to the current general economic conditions, which has resulted in increased pricing pressures and product mix changes from high color to more generic commercial print products, partially offset by lower material costs, gross margins from Rex, as Rex was not included in our results for a full nine month period in 2008, and (ii) increased restructuring and impairment charges of $24.7 million primarily due to the closure of two commercial printing plants. These decreases were partially offset by lower selling, general and administrative expenses of $22.4 million primarily due to our cost reduction programs and lower commission expenses resulting from lower sales, partially offset by selling, general and administrative expenses for Rex, as Rex was not included in our results for a full nine month period in 2008.

Corporate Expenses

Corporate expenses include the cost of running our corporate headquarters. Corporate expenses were lower in the third quarter of 2009, as compared to the third quarter of 2008, primarily due to lower stock-based compensation expense. Corporate expenses were lower in the first nine months of 2009 as compared to 2008, primarily due to the $6.7 million non-recurring charge incurred in 2008 for professional fees in connection with an internal review conducted by our audit committee and lower stock-based compensation expense.

Restructuring, Impairment and Other Charges

In the first quarter of 2009, we developed and implemented a cost savings and restructuring plan, which we refer to as the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the current economic downturn.  As a result, in the first nine months of 2009, we implemented cost saving initiatives throughout our business, including the closure of seven manufacturing facilities and integrated them into existing operations and reductions in headcount of approximately 1,400. We are pursuing additional cost savings opportunities in an effort to mitigate the impacts of the current economic conditions and to ensure our cost structure is aligned with our estimated net sales. We anticipate being substantially complete with the implementation of these cost savings initiatives in the fourth quarter of 2009. As of October 3, 2009, our total restructuring liability was $25.1 million, of which $8.4 million is included in other current liabilities and $16.7 million, which is expected to be paid through 2018, is included in other liabilities in our condensed consolidated balance sheet.

In the third quarter of 2009, we incurred $8.5 million of restructuring and impairment charges, which included $2.3 million of employee separation costs, asset impairments, net of $2.9 million, equipment moving expenses of $1.6 million, lease termination income, net of $(1.0) million, and building clean-up and other expenses of $2.7 million. During the first nine months of 2009, we incurred $49.3 million of restructuring and impairment charges, which included $14.7 million of employee separation costs, asset impairments, net of $9.4 million, equipment moving expenses of $2.9 million, lease termination expenses of $3.6 million, multi-employer pension withdrawal expenses of $13.4 million and building clean-up and other expenses of $5.3 million.

In the third quarter of 2008, we incurred $6.9 million of restructuring and impairment charges, which included $3.9 million of employee separation costs, asset impairment charges, net of $0.8 million, equipment moving expenses of $0.4 million, lease termination expenses of $0.6 million, the decrease of a pension withdrawal liability of $(0.2) million and building clean-up and other expenses of $1.4 million. During the nine months ended September 27, 2008, we incurred $22.0 million of restructuring, impairment and other charges, which included a $6.7 million non-recurring charge for professional fees related to the internal review initiated by our audit committee, $7.9 million of employee separation costs, asset impairment charges, net of $1.5 million, equipment moving expenses of $1.0 million, lease termination expenses of $2.0 million, the decrease of a pension withdrawal liability of $(0.2) million and building clean-up and other expenses of $3.2 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $33.3 million in the first nine months of 2009, which was primarily due to our net loss adjusted for non-cash items of $28.0 million and a decrease in our working capital of $5.0 million. The decrease in our working capital primarily resulted from a decrease in inventories due to the timing of work performed for our customers and a decrease in receivables due to lower sales volume and the timing of collections from and sales to our customers, partially offset by a decrease in accounts payable due to lower sales volume and accrued compensation liabilities primarily due to the timing of payments to our vendors.

Cash provided by operating activities is generally sufficient to meet our daily disbursement needs. On days when our cash receipts exceed disbursements, we reduce our revolving credit balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use our invested cash balance and/or our revolving credit balance to fund the difference. As a result, our daily revolving credit balance fluctuates depending on working capital needs. Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $17.0 million in the first nine months of 2009, primarily from capital expenditures of $23.5 million and cost of business acquisitions of $3.2 million for Nashua, offset in part by $5.7 million of proceeds from the sale of property, plant and equipment and $4.0 million of proceeds from the sale of an investment.

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

Net cash used in investing activities was $70.3 million in the first nine months of 2008, primarily resulting from the cost of business acquisitions of $47.2 million, primarily for Rex, and capital expenditures of $37.8 million, offset in part by $18.3 million of cash proceeds from the sale of property, plant and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $14.5 million in the first nine months of 2009, primarily due to: (i) aggregate payments of $30.6 million related to the repurchase and retirement of our Notes, (see Long-Term Debt below), (ii) the repayment of $22.8 million of Term Loans, primarily related to our mandatory excess cash flow sweep requirement under our Amended Credit Facilities, (iii) the payment of $7.3 million for the Amendment, and (iv) the repayment of other long-term debt of $7.0 million, offset in part by the proceeds on net borrowings under our Revolving Credit Facility of $55.3 million.

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

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of October 3, 2009, a decrease of $24.7 million from January 3, 2009. This decrease was primarily due to: (i) the open market repurchase and retirement of aggregate principal amounts of $52.2 million of our Notes, during the first nine months of 2009 and (ii) paying down our debt with cash flows provided by operating activities. The open market purchases were made within permitted restricted payment limits under our debt agreements at the time of purchase; however, potential future open market purchases will be restricted for some time as a result of the Amendment. As of October 3, 2009, 80% of our outstanding debt was subject to fixed interest rates. See the remainder of this Long-Term Debt section that follows. As of November 9, 2009, we had $40.2 million borrowing availability under our Revolving Credit Facility.

Debt Compliance and Amendment

Our Amended Credit Facilities contain two financial covenants, a maximum consolidated leverage ratio covenant that we must be in pro forma compliance with at all times, which we refer to as our Leverage Covenant, and a minimum consolidated interest coverage ratio that we must be in pro forma compliance with on a quarterly basis, which we refer to as our Interest Coverage Covenant. As a result of the Amendment, as of October 3, 2009 our Leverage Covenant must not exceed 6.25:1.00 and our Interest Coverage Covenant must not be less than 1.85:1.00. At the end of the second quarter of 2010, the Leverage Covenant threshold steps down to 5.60:1.00 and, at the end of the first quarter of 2010, the Interest Coverage Covenant threshold steps up to 2.00:1.00. Additionally, the calculations of these two financial covenants have been modified to permit the adding back of certain amounts. We were in compliance with all debt agreement covenants as of October 3, 2009.

As conditions to the Amendment, we agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant calculation then in effect. Previously, our Revolving Credit Facility borrowing spread over LIBOR ranged from 175 basis points to 200 basis points, based upon the Leverage Covenant calculation, and the borrowing spread over LIBOR for the Term Loans was 200 basis points. Further, the Amendment: (i) reduced the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increased the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminated our ability to request a $300.0 million incremental term loan facility; (iv) limits new senior unsecured debt and debt assumed from acquisitions to $50.0 million while our Leverage Covenant calculation is above 4.50:1.00; (v) eliminated the restricted payments basket while our Leverage Covenant calculation exceeds certain thresholds; (vi) requires that certain additional financial information be delivered; (vii) lowered the annual amount that can be spent on capital expenditures to $30.0 million in 2009; and (viii) increased certain mandatory prepayments. An amendment fee of 50 basis points was paid to all consenting lenders who approved the Amendment. Except as provided in the Amendment, all other provisions of our Amended Credit Facilities remain in full force and effect, including our failure to operate within the revised Leverage Covenant and Interest Coverage Covenant ratio thresholds, in certain circumstances, or have effective internal controls would prevent us from borrowing additional amounts and could result in a default under our Amended Credit Facilities. Such default could cause the indebtedness outstanding under our Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, our Notes and any other indebtedness we may then have, to become immediately due and payable.

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

Letters of Credit

On October 3, 2009, we had outstanding letters of credit of $23.7 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	Amended Credit Facilities	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Standard & Poor’s	B+	BB-	B-	B-	B-	Negative	October 2009
Moody’s	B2	Ba3	B3	Caa1	Caa1	Negative	May 2009

In March 2009, Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, lowered our Corporate Rating from BB- to B+ and all of our debt credit ratings citing the negative impact of the current general economic environment and its anticipated impact on our results of operations.  Standard & Poor’s subsequently affirmed our Corporate Rating and all of our debt credit ratings in October 2009. In May 2009, Moody’s Investors Services, which we refer to as Moody’s, lowered our Corporate Rating to B2 from B1 along with all of our debt credit ratings citing a combination of poor industry fundamentals, the expectation that an economic recovery will be quite slow and our leverage level.

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

We have no significant debt maturities until 2013 and we expect that our internally generated cash flows and financing available under our Revolving Credit Facility will be sufficient to fund our working capital needs and short-term growth for the next 12 months; however, this cannot be assured.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge interest rate exposure of our notional floating rate debt.  As of October 3, 2009, we had $500.0 million of such interest rate swaps. In June of 2009, we had $220.0 million notional amounts of interest rate swap agreements mature, partially replaced by $125.0 million of forward-starting interest rate swaps previously entered into that went effective the same date as these swap agreements matured. We continue to monitor interest rate related developments and may execute additional interest rate swaps should conditions suggest there may be a benefit.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of October 3, 2009, we do not have any off-balance sheet arrangements.

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

Exposure to market risk from changes in interest rates relate primarily to our variable rate debt obligations. The interest on this debt is LIBOR plus a margin. At October 3, 2009, we had variable rate debt outstanding of $258.8 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $2.6 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended October 3, 2009, a uniform 10% change in the value of the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease in sales and operating income of approximately $2.1 million and $0.3 million, respectively. For the nine months ended October 3, 2009, a uniform 10% change in the value of the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease in sales and operating income of approximately $5.9 million and $0.8 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 3, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2009 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) during the quarter ended October 3, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description

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

4.9
Eighth Supplemental Indenture, dated as of October 15, 2009 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) October 16, 2009, filed October 16, 2009.

4.10
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

4.12
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

4.13
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

4.14
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

4.15
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

4.16
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

Exhibit Number	Description

4.17
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

4.18
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

4.19
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

4.20
Ninth Supplemental Indenture, dated as of October 15, 2009, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) October 16, 2009, filed October 16, 2009.

4.21
Indenture, dated as of June 13, 2008, between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.22
Guarantee by Cenveo, Inc. and the other guarantors named therein relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.23
First Supplemental Indenture, dated as of August 20, 2008, to the Indenture dated as of June 13, 2008 between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.21 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008.

Exhibit Number	Description

4.24
Registration Rights Agreement dated as June 13, 2008, among Cenveo Corporation, Cenveo Inc., the other guarantors named therein and Lehman Brothers Inc.—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.25
Second Supplemental Indenture, dated as of October 15, 2009, to the Indenture dated as of June 13, 2008 between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K dated (date of earliest event reported) October 16, 2009, filed October 16, 2009.

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

________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on November 12, 2009.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH P. VIRET
Kenneth P. Viret
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)