Form 10-K
period 2010-01-02
CENVEO, INC
filed 2010-03-03
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $220,623,115 based on the closing sale price as reported on the New York Stock Exchange.

As of March 1, 2010, the registrant had 62,152,220 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 5, 2010.

PART I

Item 1.  Business

The Company

Overview

We are one of the largest diversified printing companies in North America, according to the December 2009 Printing Impressions 400 report. Our broad portfolio of products includes forms and labels manufacturing, packaging and publisher offerings, envelope production and commercial printing. We operate a global network of strategically located printing and manufacturing, fulfillment and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, when current senior management joined the Company, we have significantly improved profitability by consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies, and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.  We are the successor to Mail-Well, Inc. and were re-incorporated in Colorado in 1997.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates 35 manufacturing facilities in North America. In 2009, we added to our envelopes, forms and labels business with the acquisition of Nashua Corporation, which we refer to as Nashua. Envelopes, forms and labels had net sales of $819.4 million, $916.1 million and $897.7 million and operating income (loss) of $77.2 million, $(41.0) million and $117.3 million, in 2009, 2008 and 2007, respectively. Total assets for envelopes, forms and labels were $689.5 million, $624.8 million and $833.3 million, as of January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

On September 15, 2009, we acquired all of the stock of Nashua, a manufacturer, converter and marketer of labels and specialty papers, whose primary products include pressure-sensitive labels, tags, transaction and financial receipts, thermal and other coated papers, and wide-format papers. Prior to our acquisition, Nashua had annual revenues of approximately $265 million. The total consideration in connection with the Nashua acquisition, net of cash acquired of $1.0 million, was $49.7 million, comprised of cash consideration of $4.2 million and non-cash consideration of $45.5 million, primarily relating to the issuance of approximately 7.0 million shares of Cenveo common stock, which closed on the New York Stock Exchange at $6.53 on the date of acquisition. The combined company is one of the largest manufacturers of pharmaceutical and scale labels in North America, serving customers in the pharmacy, retail, and grocery markets, as well as a leader in the point of sale and wide-format printing markets.

Commercial Printing

Our commercial printing segment operates 35 manufacturing facilities in the United States, Canada, Latin America and Asia. In 2008, we expanded our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. Commercial printing had net sales of $895.2 million, $1.2 billion and $1.1 billion and operating income (loss) of $(6.4) million, $(136.8) million and $55.1 million in 2009, 2008 and 2007, respectively. Total assets for commercial printing were $776.6 million, $863.2 million and $1.1 billion, as of January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Our Products and Services

Segment Overview

Envelopes, Forms and Labels.  We are the largest North American prescription labels manufacturer for retail pharmacy chains, a leading forms and labels provider, and one of the largest North American envelope manufacturers. Our envelopes, forms and labels segment represented approximately 48% of our net sales for the year ended January 2, 2010, primarily specializing in the design, manufacturing and printing of:

•	Custom labels and specialty forms;
•	Stock envelopes, labels and business forms; and
•	Direct mail and customized envelopes developed for advertising, billing and remittance.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We produce pressure-sensitive prescription labels for the retail pharmacy chain market. We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels.  We supply a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film, affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications by large through smaller-sized customers across a wide spectrum of industries. We produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market, office products superstores and quick printers. We also offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies in addition to a broad group of other customers in various industries.

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. Our commercial printing segment represented approximately 52% of our net sales for the year ended January 2, 2010, providing one-stop print, design, content management fulfillment and distribution offerings, including:

•	Specialty packaging and high quality promotional materials for multinational consumer products companies;
•	STM journals, special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers;
•	High-end color printing of a wide range of premium products for major national and regional customers; and
•	General commercial printing products for regional and local customers.

Our commercial printing segment primarily caters to the consumer products, pharmaceutical, financial services, publishing, and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad selection of commercial printing products we produce also includes specialty packaging, journals and specialized periodicals, annual reports, car brochures, direct mail products, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing. Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, tobacco and other large multi-national consumer product companies.

The primary methods of distribution of the principal products for our two segments are by direct shipment via express mail, the U.S. postal system and freight carriers.

Our Business Strategy

Our goals are to improve on profitability and pursue disciplined growth. The principal features of our strategy are:

Improve our Cost Structure and Profitability. We regularly assess our operations with a view toward eliminating operations that are not aligned with our core United States operations or are underperforming. In September 2005, we established a goal of reducing annual operating expenses through, among other things, consolidating our purchasing activities and manufacturing platform, reducing corporate and field human resources, streamlining information technology infrastructure and eliminating discretionary spending. We achieved our cost-savings goal, which we refer to as our 2005 Plan, before the end of 2007. In 2007 we initiated activities, which we refer to as the 2007 Plan, in connection with our 2007 acquisitions of Commercial Envelope Manufacturing Co. Inc., which we refer to as Commercial Envelope, Madison/Graham ColorGraphics, Inc., which we refer to as ColorGraphics, Cadmus Communications Corporation, which we refer to as

Cadmus, and PC Ink Corp., which we refer to as Printegra and collectively with Commercial Envelope, ColorGraphics and Cadmus, which we refer to as the 2007 Acquisitions. Under the 2007 Plan, we closed seven manufacturing facilities and integrated those operations into acquired and existing operations.

In the first quarter of 2009, we implemented our 2009 cost savings and restructuring plan, which we refer to as the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the current economic downturn. In connection with the 2009 Plan, we implemented cost savings initiatives throughout our operations by closing three envelope plants, one journal printing plant, one content facility, two commercial printing plants and a forms plant and consolidating them into existing operations while continuing the consolidation of certain back office functions into specific centralized locations. As a result of these 2009 actions, we reduced our headcount by approximately 1,700. We expect to have substantially completed these cost savings initiatives by the end of the first quarter of 2010. In total, we took actions that resulted in significant cost savings in 2009 that have aided us in weathering the recession and positioning us better for the future. We expect further initiatives to improve our profitability including additional cost-savings in connection with ongoing operations, completed acquisitions and any future acquisitions. We continue to evaluate the sale or closure of manufacturing facilities that do not align with our strategic goals or meet our performance targets.

Capitalize on Scale Advantages. We believe there are significant advantages to being a large competitor in a highly fragmented industry. We seek to capitalize on our size, geographic footprint and broad product lines to offer one-stop shopping and enhance our overall value to our customers. As we grow in scale and increase our operating leverage, we seek to realize better profit margins through operational improvements in our manufacturing platform.

Enhance the Supply Chain. We continue to work with our core suppliers to improve all aspects of our purchasing spend and other logistical capabilities as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors. We continue to consolidate our suppliers of key production inputs such as paper and ink, and believe that significant opportunities exist in optimizing the rest of our supply chain. Such opportunities that still exist include, but are not limited to: (i) consolidating our packaging suppliers, specifically carton, film and tape, to maximize our purchasing spend with a smaller supplier base, (ii) reducing warehousing-related costs through better inventory management, and (iii) increasing operating results through better waste by-product capture and return to recycling vendors.

Seek Product and Processing Improvements. We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure that we take advantage of new technology when practical and meet the changing needs of our customers and the demands of a global economy. We actively explore potential new product opportunities for expansion, particularly in market sectors that are expected to grow at a faster pace than the broader commercial printing industry. We also strive to enter into new markets in which we may have competitive advantages based on our existing infrastructure, operating expertise and customer relationships. Pharmaceutical labels, direct mail and specialty packaging are examples of product niche markets with opportunities for faster growth into which we recently expanded or entered. We are also investing in promising digital and variable print technology as we see demand from our customers increasing. By expanding our products offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market.

Pursue Strategic Acquisitions. We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions. We intend to continue practicing acquisition disciplines and pursuing opportunities for greater expected profitability and cash flow or improved operating efficiencies, such as increased utilization of our manufacturing assets. Since July 2006, we have completed eight acquisitions that we believe have and will continue to enhance our operating margins and deliver economies of scale. We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities. For example, our acquisition of Nashua built upon our acquisition of Rx Technology Corporation, which we refer to as Rx Technology. In July 2006, Rx Technology gave us entry into and a leading market position in the pharmaceutical labels business. Nashua further strengthened our position in the pharmaceutical labels market, while giving us access to new shelf label market customers and allowing us to further enhance our raw material purchasing power and rationalize our manufacturing platform.

Our Industry

The United States printing industry is large and highly fragmented with just over 34,100 participants as reported in the second quarter 2009 United States Department of Labor Quarterly Census of Employment and Wages. This is down from approximately 36,100 participants in the second quarter of 2007. The Printing Industries of America estimated 2008 aggregate shipment revenues for the printing industry were in excess of $165 billion. The industry consists of a few large companies with sales in excess of $1 billion, several mid-sized companies with sales in excess of $100 million and thousands of smaller operations. These printing businesses operate in a broad range of sectors, including commercial printing, envelopes, forms and labels, specialty printing, trade publishing, and specialty packaging among others. We estimate that in 2008 the ten largest North American commercial printers by revenue, as reported in the Printing Impressions 400, represented approximately 19% of total industry sales, while the market sectors in which we primarily compete, as categorized in the 2008 PIA/GATF Print Market Atlas, comprised approximately 70% of total industry sales.

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

The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the manufacture of our products.  Industry prices for most of the raw materials we use in our business decreased during 2009 from 2008 pricing levels, primarily due to the general economic downturn. We believe raw material pricing will increase in 2010 as we have received notifications of price increases in the fourth quarter of 2009 and in the first quarter of 2010.

While we expect to continue to be able to pass along to our customers a substantial portion of the raw material price increases, any price increase passed along carries the risk of an offsetting decrease in demand for our products.

Patents, Trademarks and Trade Names

We market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2011 and 2023 and our trademarks expire between 2010 and 2020. Our sales do not materially depend upon any single patent or group of related patents.

Competition

In selling our printed labels and business forms products, we compete with other label and document print manufacturers with nationwide locations, and regional and local printers that typically sell within a 100- to 300-mile radius of their plants. Printed labels and business forms competition is based mainly on quick-turn customization quality of products and customer service levels. In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. The state of the U.S. and global economy affect the needs and buying capacity of our customers that in turn influence our sales volume. We also face competition from alternative sources of communication and information transfer such as electronic mail, the internet, interactive video disks, interactive television, electronic retailing and facsimile machines. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to: (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect; (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the U.S. Postal Service; and (iii) the ability of our direct mail customers to include return materials inside their mailings. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others.

Our commercial printing segment provides offerings designed to give customers complete solutions for communicating their messages to targeted audiences. The commercial printing industry continues to have excess capacity and is highly competitive in most of our product categories and geographic regions, while also influenced by the current U.S. and global economic conditions. Competition is based largely on price, quality and servicing the special needs of customers. The additional excess capacity resulted in a competitive pricing environment, in which companies have focused on reducing costs in order to preserve operating margins. We believe this environment will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.

Seasonality

Our general labels business has historically experienced a seasonal increase during the first and second quarters of the year primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our prescription label business has historically experienced seasonality in its sales due to cold and flu seasons generally concentrated in the fourth and first quarters of the year. Our documents businesses have historically experienced higher volume in the fourth quarter, primarily resulting from tax forms and related documents. Our envelopes market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year related to holiday purchases. As a result of these seasonal variations, some of our envelopes, forms and labels operations operate at or near capacity at certain times throughout the year.

Our commercial printing plants also experience seasonal variations. Revenues from annual reports are generally concentrated from February through April.  Revenues associated with consumer publications, such as holiday catalogs and automobile brochures; tend to be concentrated from July through October. Revenues associated with the educational and scholarly market and promotional materials tend to decline in the summer. As a result of these seasonal variations, some of our commercial printing operations operate at or near capacity at certain times throughout the year.

Backlog

At January 2, 2010 and January 3, 2009, the backlog of customer orders to be produced or shipped was approximately $87.1 million and $89.9 million, respectively.

Employees

We employed approximately 8,700 people worldwide as of January 2, 2010, approximately 13% of whom were members of various local labor unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

Environmental Regulations

Our operations are subject to federal, state, local and foreign environmental laws and regulations including those relating to air emissions; waste generation, handling, management and disposal, and remediation of contaminated sites. We have implemented environmental programs designed to ensure that we operate in compliance with the applicable laws and regulations governing environmental protection. Our policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. We believe that we are in substantial compliance with applicable laws and regulations relating to environmental protection. We do not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations. However, there can be no assurance that newly discovered conditions, or new laws and regulations or stricter interpretations of existing laws and regulations, could result in increased compliance or remediation costs.

Prior to the acquisition, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency, which we refer to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is an estimate and is contingent on these factors. As of January 2, 2010, the liability relating to Nashua’s environmental matters was $3.6 million and is included in other long-term liabilities on our consolidated balance sheet. Based on information currently available, we believe that Nashua’s remediation expense, if any, is not likely to have a material adverse effect on our consolidated financial position or results of operations. In an effort to mitigate any pre-acquisition environmental matters related to Nashua, we purchased an environmental insurance policy providing coverage for a ten year period subsequent to the date of acquisition.

Executive Officers

The following presents a list of our executive officers, their age, prior and present positions, the year elected to their present position and other positions they have held during the past five years.  No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the Form 10-K filing.

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	69	Chairman and Chief Executive Officer	2005
Mark S. Hiltwein	46	Chief Financial Officer	2007
Dean Cherry	49	President, Envelope Operations	2008
Harry Vinson	49	President, Publisher Services, Commercial Print and Packaging Operations	2007
Timothy M. Davis	55	Senior Vice President, General Counsel and Secretary	2006

Robert G. Burton, Sr.  Mr. Burton, 69, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company that invests in manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President and Chief Executive Officer of World Color Press, Inc., a $3.0 billion diversified printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.

Mark S. Hiltwein Mr. Hiltwein, 46, has served as Cenveo’s Chief Financial Officer since December 2009 and was Chief Financial Officer from July 2007 to June 2009.  From June 2009 to December 2009, Mr. Hiltwein served as Cenveo’s President and Field Sales Manager.  From July 2005 to July 2007, he was President of Smartshipper.com, an online third party logistics company.  From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company.  Prior to that, he served as Senior Vice President and Controller from December 2000 to February 2002.  Mr. Hiltwein has served in a number of financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, including Chief Financial Officer from 1997 through 2000.  Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department. He is a CPA.

Dean E. Cherry Mr. Cherry, 49, reassumed the position of Cenveo’s President Envelope Operations in February 2010. From June 2009 through January 2010, he served as Executive Vice President. From June 2008 through June 2009, Mr. Cherry served as President of our Envelope, Commercial Print and Packaging Operations. From February 1, 2008 to June 1, 2008, he was our President of Envelope Operations.  Since October 2006, Mr. Cherry was a private investor in Renovatio Ventures, LLC.  From 2004 to 2006, he was Group President of Short-Run Commercial, and Group President of Integrated Print Communications and Global Solutions, a $4.5 billion division of RR Donnelley & Sons, Inc. In this position, Mr. Cherry had global P&L responsibility for Direct Mail, Commercial Print, Global Capital Markets, Business Communication Services, Forms and Labels, Astron (outsourcing) and Latin America.  From 2001 to 2004, he held the positions of President, International and Subsidiary Operations and President, Commercial and Subsidiary Operations, for Moore Corporation Limited, a division of RR Donnelley. From 1991 to 1998 he held the following positions at World Color Press, Inc.:  1991 to 1993 Vice President, Operations; 1993 to 1994 Vice President, Regional Plant Manager; 1994 to 1996 Executive Vice President and Senior Vice President, Operations; 1997 to 1998 Executive Vice President, Investor Relations and Corporate Communications.  From 1985 to 1991, he held various financial positions at Capital Cities/ABC Publishing division including Vice President, Finance and Operations.  Mr. Cherry is a member of University’s Dean’s Advisory Council for the College of Business of Murray State University, and a Trustee for the Murray State University Foundation.

Harry R. Vinson   Mr. Vinson, 49, has served as Cenveo’s President Commercial Print, Packaging and Cadmus Publisher Services Group since October of 2009.  Most recently, in October of 2009, he took on the added responsibility of Cenveo’s Commercial Print Group after having the Global Packaging Group responsibility added in December of 2008.  From March to December of 2007, Mr. Vinson was Cenveo’s Executive Vice President of the Cadmus Publisher Services Group.  Prior to his role at Cadmus Publisher Services Group, Mr. Vinson was Cenveo’s Senior Vice President, Purchasing and Logistics from September 2005 to March 2007.  From October 2003 until September 2005, he was the General Manager of Central Region Sheetfed Operations of MAN Roland, a printing press manufacturer.  From February 2002 until July 2003, Mr. Vinson served as Senior Vice President and General Manager of the Publication and Directory Group at Moore Wallace (formerly Moore Corporation Limited).  From February 1990 until February 2002, he served in various senior sales positions at Quebecor World (formerly World Color Press).

Timothy M. Davis   Mr. Davis, 55, has served as Cenveo’s Senior Vice President, General Counsel and Secretary since January 2006. From July 1989 until he joined the Company, he was Senior Vice President, General Counsel and Secretary of American Color Graphics, Inc., a commercial printing company.

Cautionary Statements

Certain statements in this report, particularly statements found in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made or continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” and similar expressions, or as other statements that do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict or quantify. Management believes these statements to be reasonable when made. However, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements.

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

Available Information

Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website, and presentations to securities analysts are also included on our website. In June 2009, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual reports on Form 10-K and Form 10-K/A for the fiscal year ended January 3, 2009 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

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

The current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. A significant part of our business relies on our customers’ printing spend. A prolonged downturn in the U.S. and global economy and an uncertain economic outlook has reduced the demand for printed materials and related offerings that we provide our customers. Consequently, the reductions and delays in our customers’ spending have adversely impacted and could continue to adversely impact our results of operations, financial position and cash flows. We believe the current economic downturn will result in decreased net sales, operating income and earnings while also impacting our ability to manage our inventory and customer receivables. The downturn may also result in increased restructuring and related charges, impairments relating to goodwill, intangible assets and other long-lived assets, and write-offs associated with inventories or customer receivables. These uncertainties about future economic conditions in a very challenging environment also make it difficult for us to forecast our operating results and make timely decisions about future investments.

Our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations.

We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of January 2, 2010, our total indebtedness was approximately $1.2 billion.  Our level of indebtedness could affect our future operations, for example by:

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

Our ability to make scheduled payments on, or to reduce or refinance, our indebtedness will depend on our future financial and operating performance, and prevailing market conditions. Our future performance will be affected by the impact of general economic, financial, competitive and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot be certain that our business will generate sufficient cash flow from operations in an amount necessary to service our debt.  If we are unable to meet our debt obligations or to fund our other liquidity needs, we will be required to restructure or refinance all or a portion of our debt to avoid defaulting on our debt obligations or to meet other business needs.  Such a refinancing of our indebtedness could result in higher interest rates, could require us to comply with more onerous covenants that further restrict our business operations, could be restricted by another of our debt instruments outstanding, or refinancing opportunities may not be available at all.

The terms of our indebtedness impose significant restrictions on our operating and financial flexibility.

Our senior subordinated and senior note indentures, and our recent senior second lien note indenture, along with our senior secured credit facility agreement contain various covenants that limit our ability to, among other things:

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

These restrictions could limit our ability to obtain future financing, make acquisitions or incur needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our senior secured credit facility also contains a schedule of financial ratios including a minimum interest coverage ratio that we must comply with on a quarterly basis, and maximum first lien leverage and total leverage financial ratio that we must be in compliance with at all times. Our ability to meet these financial ratios may be affected by events beyond our control, such as further deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis. Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts, and could result in a default under our senior secured credit facility. A default could cause the indebtedness outstanding under the senior secured credit facility and, by reason of cross-acceleration or cross-default provisions, the senior subordinated, senior and senior second lien notes and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our senior secured credit facility and senior second lien indenture could initiate a bankruptcy proceeding or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness. If the lenders under our senior secured credit facility agreement and/or our senior second lien indenture were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

There are additional borrowings available to us that could further exacerbate our risk exposure from debt.

Despite current indebtedness levels, we may incur substantial additional indebtedness in the future.  Our senior secured credit facility and senior subordinated, senior and senior second lien notes indentures and our other debt instruments limit, but do not prohibit us from doing so.   If we incur additional debt above our current outstanding levels, the risks associated with our substantial leverage would increase.

To the extent that we make select acquisitions, we may not be able to successfully integrate the acquired businesses into our business.

In the past, we have grown rapidly through acquisitions. We intend to continue to pursue select acquisition opportunities within the printing industry.  To the extent that we seek to pursue additional acquisitions, we cannot be certain that target businesses will be available on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate or profitably manage them.  Successfully integrating an acquisition involves minimizing disruptions and efficiently managing substantial changes, some of which may be beyond our control.  An acquisition always carries the risk that such changes, including to facility and equipment location, management and employee base, policies, philosophies and procedures, could have unanticipated effects, could require more resources than intended and could cause customers to temporarily or permanently seek alternate suppliers.  A failure to realize acquisition synergies and savings could negatively impact the results of both our acquired and existing operations.

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

The SEC has made informal requests for information from us and we cannot predict whether the SEC will commence a formal investigation or take any other action.

As previously disclosed by us, during the fourth quarter of 2007, senior management became aware of unsupported accounting entries that were recorded by a plant controller who had responsibility for two of our envelope plants. As a result, our audit committee initiated an internal review conducted by outside counsel under the direction of the audit committee. The review concluded that the accounting irregularities were isolated to those two envelope plants. As a result, we recorded adjustments to restate our historical consolidated financial statements for the year ended December 30, 2006 and interim periods in 2007, which decreased operating income in 2006 by approximately $2.3 million and approximately $4.4 million in the first nine months of 2007. In connection with these restatements and management’s evaluation of internal control over financial reporting for 2007, we identified several internal control matters that we believe were remediated. In connection with an informal inquiry, commencing in September 2008, we briefed the staff of the SEC regarding the facts surrounding our restatements and other matters. We cannot be sure of the scope of or predict whether the SEC will take any action in connection with its informal inquiry, and regardless of whether it ultimately leads to a formal SEC investigation or action against us or any current or former employees, our business (including our ability to complete financing transactions) or the trading price of our securities may be adversely impacted.

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

Historically, increases in postal rates have resulted in reductions in the volume of mail sent, including direct mail, which is a meaningful portion of our envelope volume.  The U.S. Postal Service enacted such increases in May 2007, May 2008 and 2009. As postal rate increases in the U.S. are outside our control, we can provide no assurance that any future increases in U.S. postal rates will not have a negative effect on the level of mail sent or the volume of envelopes purchased.  If such events were to occur, we may experience a decrease in revenues and profitability.

The U.S. Postal Service has also indicated the potential need to reduce delivery days from six to five.  We can provide no assurance that such a change would not impact our customers’ decisions to use direct mail products, which may in turn cause a decrease in our revenues and profitability.

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

Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do not affect the operating margins of our commercial printing business because the transactional nature of the business allows us to pass on most announced increases in paper prices to our customers. However, our ability to pass on increases in paper price is dependent upon the competitive environment at any given time. Paper pricing also affects the operating margins of our envelopes, forms and labels business. We have historically been less successful in immediately passing on such paper price increases due to several factors, including contractual restrictions in certain cases, and the inability to quickly update catalog prices in other instances. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in demand for our products.

We depend on the availability of paper in manufacturing most of our products.  During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers.  In the past, we have occasionally experienced minor delays in delivery.  Any future delay in availability could negatively impact our cash flow and profitability.

We depend on good labor relations.

As of January 2, 2010, we have approximately 8,700 employees worldwide, of which approximately 13% of our employees are members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We currently occupy approximately 70 printing and manufacturing facilities, primarily in North America, of which 23 are owned and 47 are leased. In addition to on-site storage at these facilities, we store products in seven warehouses, all of which are leased, and we have six leased sales offices. In 2009, we ceased operations in nine facilities; two of which are available for sublease, four of which were terminated, one is currently being sublet, one was sold and one will be for sale. We lease 46,474 square feet of office space in Stamford, Connecticut for our corporate headquarters. We believe that we have adequate facilities for the conduct of our current and future operations.

Item 3.  Legal Proceedings

From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on our consolidated financial statements. In the case of administrative proceedings related to environmental matters involving governmental authorities, we do not believe that any imposition of monetary damages or fines would be material.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Cenveo’s certificate of incorporation provides that the total authorized capital stock of the Company is 100 million (100,000,000) shares of common stock, $0.01 par value per share, which we refer to as Common Stock. Each share of voting Common Stock is entitled to one vote in respect of each share of Cenveo voting Common Stock held of record on all matters submitted to a vote of stockholders.

Our Common Stock is traded on the New York Stock Exchange, which we refer to as NYSE under the symbol “CVO.” As of February 12, 2010, there were 491 shareholders of record and, as of that date, we estimate that there were approximately 7,231 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the intraday high and low sales prices for our Common Stock as reported by the NYSE:

2009	High	Low
First Quarter	$5.48	$1.54
Second Quarter	5.56	2.76
Third Quarter	7.20	3.60
Fourth Quarter	9.42	6.56

2008	High	Low
First Quarter	$18.16	$9.66
Second Quarter	13.04	9.21
Third Quarter	10.67	7.50
Fourth Quarter	7.76	2.24

We have not paid a dividend on our Common Stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a significant portion of our debt obligations limit our ability to pay Common Stock dividends.

See Note 11 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding the Company’s stock compensation plans. Compensation information required by Item II will be presented in the Company’s 2010 definitive proxy statement, which is incorporated herein by reference.

The graph below compares five-year returns of our Common Stock with those of the S&P 500 Index, and the S&P 1500 Commercial Printing Index. The graph assumes that $100 was invested as of December 2004 in each of our Common Stock, the S&P 500 Index, and the S&P 1500 Commercial Printing Index and that all dividends were reinvested. The S&P 1500 Commercial Printing Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the commercial printing sector.

			Years ended
	2004	2005	2006	2007	2008	2009
Cenveo	100.00	424.52	683.87	563.55	143.55	282.26
S&P 500 Index	100.00	104.83	121.20	127.87	81.12	102.15
S&P 1500 Commercial Printing Index	100.00	96.97	107.24	116.08	47.83	73.04

Years Ended
1000.00
900.00
800.00
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
2004
2005
2006
2007
2008
2009
Cenveo
S&P Index
S&P 1500 Commercial Printing Index

Item 6.  Selected Financial Data

The following table sets forth our selected financial and operating data for the years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005.

 The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the SEC.

CENVEO, INC. AND SUBSIDIARIES
(in thousands, except per share data)

	Years Ended
Statement of Operations:	January 2, 2010	January 3, 2009		December 29, 2007		December 30, 2006	December 31, 2005
Net sales	$1,714,631	$2,098,694		$2,046,716		$1,511,224	$1,594,781
Restructuring, impairment and other charges	68,034	399,066	(1)	40,086		41,096	77,254
Operating income (loss)	32,188	(223,546	) (1)	137,550		63,395	(26,310)
(Gain) loss on early extinguishment of debt	(16,917)	(14,642)		9,256		32,744	—
Income (loss) from continuing operations	(39,837)	(296,976	)(2)	23,985		(11,148)	(148,101)
Income (loss) from discontinued operations, net of taxes	8,898	(1,051)		16,796	(3)	126,519 (4)	13,049
Net income (loss)	(30,939)	(298,027	)(2)	40,781	(3)	115,371 (4)	(135,052)
Income (loss) per share from continuing operations:
Basic	(0.70)	(5.51)		0.45		(0.21)	(2.96)
Diluted	(0.70)	(5.51)		0.44		(0.21)	(2.96)
Income (loss) per share from discontinued operations:
Basic	0.16	(0.02)		0.31		2.38	0.26
Diluted	0.16	(0.02)		0.31		2.38	0.26
Net income (loss) per share:
Basic	(0.54)	(5.53)		0.76		2.17	(2.70)
Diluted	(0.54)	(5.53)		0.75		2.17	(2.70)

Balance Sheet data:
Total assets	1,525,773	1,552,114		2,002,722		999,892	1,079,564
Total long-term debt, including current maturities	1,233,917	1,306,355		1,444,637		675,295	812,136

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which we refer to as the Form 10-K. Certain statements we make under this Item 7 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. See Cautionary Statements regarding forward-looking statements in Item 1 and Risk Factors in Item 1A.

Introduction and Executive Overview

We are one of the largest diversified printing companies in North America, according to the December 2009 Printing Impressions 400 report. Our broad portfolio of products includes forms and labels manufacturing, packaging and publisher offerings, envelope production and commercial printing. We operate a global network of strategically located printing and manufacturing, fulfillment and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, when current senior management joined the Company, we have significantly improved profitability by consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies, and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

Our management team is primarily focused on two main areas affecting our business: (i) printing industry challenges, primarily pricing pressures experienced throughout our operations and overcapacity in certain of the markets that we operate in, and (ii) financial flexibility, which includes servicing our current debt level, investing in our business through strategic acquisitions and capital expenditures, and increasing our economies of scale to help improve the performance of our current operations.

The United States printing industry is highly fragmented, with a broad range of sectors, including commercial printing and labels, envelopes and forms among others. We believe the printing industry has excess capacity and continues to be highly competitive with many of our customers focusing on price as a key decision driver. We believe that given the current economic downturn, our customers will continue to focus on price. We continue to pursue cost savings measures in an effort to align our cost structure with our anticipated revenues and mitigate the impact of pricing pressures. Such measures could require additional plant closures and/or consolidation and employee headcount reductions throughout our operating platform.

Our financial flexibility depends heavily on our ability to maintain relationships with existing customers, attract new financially viable customers and maximize our operating profits, all of which are vital to our ability to service our current debt level. Our level of indebtedness, which requires significant principal and interest payments, could potentially impact our ability to reinvest cash flows from operations into our business via capital expenditures or niche acquisitions. We therefore closely monitor working capital, including the credit we extend to and the collections we receive from customers, inventory levels, and vendor pricing and sales terms, while continuously seeking improvements to increase our cash flow.

We offer our customers a wide range of print products and certain of our key customers have recently provided us the opportunity to become a single source supplier for all of their printed product needs. This trend benefits our customers as they seek to leverage their buying power and helps us improve operating efficiencies in our plants with increased throughput. We believe that our manufacturing platform, strategically located facilities and our industry experienced management team will enable us to improve our operating margins. We also continue to work with our vendors and focus on supply chain enhancements to lower our input costs and improve our operating margins.

See Part 1 Item 1 of this Form 10-K for a more complete description of our business.

2010 Outlook

The current U.S. and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. These uncertainties about future economic conditions in a very challenging environment make it difficult for us to forecast our future operating results.  One critical success factor for us is maintaining our reputation for reliability, quality and superior customer service. This is vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies.

In the second half of 2009 and the first two months of 2010, we saw several developments that we anticipate impacting our business in 2010. These developments include, but are not limited to: (i) raw material price increases for some of our key manufacturing inputs, and (ii) increased unit volume for our direct mail envelope customers, primarily financial institutions, during the fourth quarter of 2009 as compared to the first half of 2009. Our ability to pass on raw material price increases over time to our customers should limit the impact of the manufacturing input price increases on our operating results, while direct mailers returning to market in 2010 should allow our envelope operations to capitalize on capacity reductions and manufacturing efficiencies resulting from our 2009 Plan. We anticipate the economic environment currently influencing our operations to continue through the first half of 2010. Therefore, we will continue our pursuit of additional cost savings opportunities in an effort to mitigate the impacts of the current economic environment.

In 2010, we are focused on completing the integration of Nashua into our existing manufacturing platform and believe that expected synergies resulting from the Nashua acquisition will be available to us for a substantial portion of the year.  In January of 2010, we announced the closure of Nashua’s Omaha, Nebraska labels facility and we are currently integrating it into our existing operations. In addition, cost savings actions that we began in the first quarter of 2009, as part of our 2009 Plan, which we continued implementing throughout our 2009 fiscal year, should increase our profitability in 2010. We anticipate our net sales in 2010 to increase compared to 2009, primarily due to the inclusion of a full year of Nashua’s operations in our results, increased unit volumes in our envelope reporting unit and raw material price increases being passed onto our customers in certain of our businesses.

In February of 2010, we completed a refinancing that included an amendment, which we refer to as the 2010 Amendment, to our revolving credit facility due 2012, which we refer to as the Revolving Credit Facility, and our term loans and delayed-draw term loans due 2013, which we refer to as the Term Loans, which collectively with the Revolving Credit Facility we refer to as the Amended Credit Facilities, and the issuance of $400 million 8⅞% Senior Second Lien Notes due 2018, which we refer to as the 8⅞% Notes. This refinancing extended maturities on approximately one quarter of our total debt and provides immediate financial flexibility with the elimination of amounts outstanding under our Revolving Credit Facility. We currently anticipate 2010 net capital expenditures to be relatively consistent with our 2009 net capital expenditures. Our cash taxes are expected to be minimal given our level of net operating loss carryfowards while we expect cash interest to increase as a result of our 2010 Amendment and issuance of our 8⅞% Notes.  Our pension and other postretirement plan expenses and expected contributions related to our pension and other postretirement plans will increase slightly in 2010, primarily due to the Nashua acquisition, offset in part by the investment return on plan assets in 2009.

We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with businesses that could complement or strengthen our existing product categories and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we will require additional funds. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for these transactions on favorable terms, if at all.

Consolidated Operating Results

This MD&A includes an overview of our consolidated results of operations for 2009, 2008 and 2007 followed by a discussion of the results of each of our reportable segments for the same period. Our results of operations for the year ended January 2, 2010 include the operating results of Nashua subsequent to its acquisition date of September 15, 2009. Our results of operations for the year ended January 3, 2009 include the operating results of Rex, subsequent to its acquisition date on March 31, 2008. Our results of operations for the year ended December 29, 2007 include the operating results of the 2007 Acquisitions, subsequent to their respective acquisition dates, except for ColorGraphics which was included in our operating results from July 1, 2007.

2009

Our results for the year ended January 2, 2010, reflect the unfavorable economic conditions we and our customers encountered in 2009. Excluding the effects of our acquisitions in 2009 and 2008, net sales decreased 22.5%. Our commercial printing segment results were primarily influenced by volume and price declines in substantially all of the markets we serve due to excess capacity and intense pricing pressures. Our envelope, forms and labels segment also experienced price and volume declines primarily attributable to our financial services customers who historically reached targeted customers via our direct mail capabilities. In order to compete effectively in this environment, we continue to focus on improving productivity and creating operating efficiencies through cost reductions. For example, in 2009, we reduced our employee headcount by approximately 1,700 and closed and consolidated nine manufacturing facilities.  In addition, we continued pursuing working capital initiatives to increase cash flow generation from operations despite the decline in our net sales.

A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Our reporting periods for 2009, 2008 and 2007 consisted of 52, 53 and 52 week periods, respectively, ending on the Saturday closest to the last day of the calendar month and ended on January 2, 2010, January 3, 2009, and December 29, 2007, respectively. We refer to such periods herein as (i) the year ended January 2, 2010 or 2009, (ii) the year ended January 3, 2009 or 2008 and (iii) the year ended December 29, 2007 or 2007. All references to years and year-ends herein relate to fiscal years rather than calendar years. We do not believe the additional week in 2008 had a material impact on our consolidated results of operations.

	Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except per share amount)
Net sales	$1,714,631	$2,098,694	$2,046,716
Operating income (loss):
Envelopes, forms and labels	$77,200	$(40,979)	$117,342
Commercial printing	(6,397)	(136,828)	55,085
Corporate	(38,615)	(45,739)	(34,877)
Total operating income (loss)	32,188	(223,546)	137,550
Gain on sale of non-strategic businesses	—	—	(189)
Interest expense, net	106,063	107,321	91,467
(Gain) loss on early extinguishment of debt	(16,917)	(14,642)	9,256
Other (income) expense, net	(1,368)	(637)	3,131
Income (loss) from continuing operations before income taxes	(55,590)	(315,588)	33,885
Income tax expense (benefit)	(15,753)	(18,612)	9,900
Income (loss) from continuing operations	(39,837)	(296,976)	23,985
Income (loss) from discontinued operations, net of taxes	8,898	(1,051)	16,796
Net income (loss)	$(30,939)	$(298,027)	$40,781

Income (loss) per share—basic:
Continuing operations	$(0.70)	$(5.51)	$0.45
Discontinued operations	0.16	(0.02)	0.31
Net income (loss)	$(0.54)	$(5.53)	$0.76
Income (loss) per share—diluted:
Continuing operations	$(0.70)	$(5.51)	$0.44
Discontinued operations	0.16	(0.02)	0.31
Net income (loss)	$(0.54)	$(5.53)	$0.75

Net Sales

Net sales for the 2009 decreased $384.1 million, as compared to 2008, due to lower sales from our commercial printing segment of $287.3 million and from our envelopes, forms and labels segment of $96.7 million. These decreases were largely due to volume declines, changes in product mix and lower material costs, primarily due to the current general economic conditions that we experienced during 2009, and lost sales resulting from plant closures as part of our restructuring plans. These declines were partially offset by increased sales for our envelopes, forms and labels segment from the integration of Nashua into our operations, as Nashua was not included in our results in 2008.

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

Operating Income

 Operating income, excluding the 2008 non-cash goodwill impairment charges of $372.8 million for our commercial print and envelope reporting units, decreased $117.1 million in 2009, as compared to 2008.  This decrease was primarily due to lower operating income for our envelopes, forms and labels segment of $50.3 million and our commercial printing segment of $74.0 million. These declines were primarily due to the current general economic conditions that we experienced during 2009 and increased restructuring and impairment charges resulting from cost savings initiatives taken to mitigate the current general economic conditions. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income for 2008 decreased $361.1 million, as compared to 2007. This decrease was primarily due to: (i) increased restructuring, impairment and other charges of $359.0 million, primarily relating to non-cash goodwill impairment charges of $372.8 million related to our commercial print and envelope reporting units, and (ii) higher selling, general and administrative expenses of $13.0 million primarily due to the acquisition of Rex in 2008, for which Rex was not included in our results in 2007, and the 2007 Acquisitions, which were not included in our results for a full year in 2007, offset in part by our cost savings programs. These decreases were partially offset by (i) increased gross margins of $9.5 million primarily due to the acquisition of Rex, for which Rex was not included in our results in 2007, and the 2007 Acquisitions, which were not included in our results for a full year in 2007 and our cost savings programs, offset in part by higher manufacturing costs primarily due to material price increases and higher distribution costs and lower gross margins due to plant closures, and (ii) lower amortization of $1.4 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense. Interest expense decreased $1.3 million to $106.1 million in 2009, from $107.3 million in 2008, primarily due to our lower debt balances resulting from: (i) the repurchase and retirement of a portion of our 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes, 10½% senior notes due 2016, which we refer to as the 10½% Notes, and 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes, and (ii) the repayment of a portion of Term Loans, primarily from a mandatory excess cash flow payment made in March 2009 and other debt.  The decrease in interest expense was partially offset by higher interest rates resulting from the April 2009 amendment of our Amended Credit Facilities, which we refer to as the 2009 Amendment. Interest expense in 2009 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.7%, compared to the average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.2% in 2008. We expect interest expense in 2010 to be higher than 2009 largely due to the 2010 Amendment and the issuance of our 8⅞% Notes.

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

(Gain) Loss on Early Extinguishment of Debt.  In 2009, we recognized net gains on early extinguishment of debt of $16.9 million, comprising of gains of $21.9 million from the repurchase and retirement of principal amounts of $40.1 million of our 8⅜% Notes; $7.1 million of our 7⅞% Notes; and $5.0 million of our 10½% Notes. These gains were partially offset by the loss on early extinguishment of debt related to the 2009 Amendment of $5.0 million, of which $3.9 million related to fees paid to consenting lenders and $1.1 million related to the write-off of previously unamortized debt issuance costs.

In 2008, we: (i) repurchased $31.8 million of our 8⅜% Notes and $16.6 million of our 7⅞% Notes, and recognized a gain on early extinguishment of debt of $18.5 million, and (ii) converted our $175.0 million senior unsecured loan due 2015, which we refer to as the Senior Unsecured Loan, into our 10½% Notes, and recognized a $4.2 million loss on early extinguishment debt.

In 2007, we: (i) retired the remaining $10.5 million of our 9⅝% senior notes due 2012, which we refer to as the 9⅝% Notes, (ii) executed a tender offer for repayment on March 19, 2007 of $20.9 million of our 8⅜% Notes, and (iii) refinanced our then existing $525.0 million senior secured credit facilities, which we refer to as the Credit Facilities, in connection with the Cadmus acquisition, for which we incurred losses on early extinguishment of debt of $9.3 million.

Income Taxes
		Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands)
Income tax expense (benefit) for U.S. operations	$(18,342)	$(17,969)	$11,903
Income tax expense (benefit) for foreign operations	2,589	(643)	(2,003)
Income tax expense (benefit)	$(15,753)	$(18,612)	$9,900
Effective income tax rate	(28.3)%	(5.9)%	29.2%

In 2009, we had an income tax benefit of $15.8 million, which primarily relates to the tax benefit on our domestic operations. Our effective tax benefit rate in 2009 was lower than the federal statutory rate, primarily due to non-deductible expenses, offset in part by state tax benefits. The non-deductible expenses primarily relate to stock-based compensation expense resulting from a difference in tax deductions available to us based on the market price of our stock-based compensation at the time of exercise as compared to our recorded stock-based compensation expense. If we generated pre-tax income, this would cause our effective income tax rate to be higher than our statutory federal rate.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, Income Taxes, record a valuation allowance against our deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We considered our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. The Company’s valuation allowance was reduced in 2009 by $3.6 million, which primarily consisted of a $5.3 million reduction related to our uncertain tax positions due to the expiration of the statute of limitations, partially offset by the valuation allowance recorded related to the deferred tax assets acquired in the Nashua transaction of $1.2 million. There is a reasonable possibility that within the next twelve months we may decrease our liability for uncertain tax positions by approximately $10.3 million due to the expiration of certain statute of limitations.

In 2008, we had an income tax benefit of $18.6 million, which primarily relates to the $42.1 million income tax benefit recorded in connection with the non-cash goodwill impairment charges, offset in part by taxes on our domestic operations. Our effective tax benefit rate in 2008 was lower than the federal statutory rate, primarily due to non-deductible goodwill impairment charges, offset in part by state tax benefits. The non-deductible goodwill impairment charges accounted for a reduction to the effective tax benefit rate of approximately 30%.

In 2007, we had income tax expense of $9.9 million, which primarily relates to taxes on our domestic operations.  Our effective tax rate in 2007 was lower than the statutory rate primarily due to release of valuation allowances. See the Critical Accounting Matters section of this MD&A.

Income (Loss) from Discontinued Operations, net of taxes.  Income from discontinued operations for 2009 primarily relates to the reduction of our liabilities for uncertain tax positions of $12.1 million, net of deferred tax assets of $2.6 million, as a result of the expiration of certain statute of limitations on uncertain tax positions related to the Supremex Income Fund, which we refer to as the Fund.

Income from discontinued operations for 2007 includes the $17.0 million gain on sale of our remaining interest in the Fund, on March 13, 2007, net of taxes of $8.4 million, and equity income related to our retained interest in the Fund from January 1, 2007 through March 13, 2007.

Segment Operations

 Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income.

Envelopes, Forms and Labels
	Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands)
Segment net sales	$819,399	$916,145	$897,722
Segment operating income (loss)	$77,200	$(40,979)	$117,342
Operating income (loss) margin	9.4%	(4.5)%	13.1%
Items included in segment operating income:
Restructuring and impairment charges	$17,405	$174,178	$11,350

Net Sales

Segment net sales for our envelopes, forms and labels segment decreased $96.7 million, or 10.6%, in 2009, as compared to 2008.  This decrease was primarily due to: (i) lower sales volume of $148.8 million, primarily due to the current general economic conditions which has had a significant impact on our envelope business, for which we have seen a shift from direct mail and customized envelopes to generic transactional envelopes and lost sales in connection with the closure of three envelope plants and one forms plant that were integrated into our existing envelope operations, and (ii) lower pricing and product mix of $21.2 million, primarily due to pricing pressures in the current envelope marketplace and lower material costs. These decreases were partially offset by $73.3 million of increased sales from the integration of Nashua into our operations, as Nashua was not included in our results in 2008.

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

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment, excluding the 2008 non-cash goodwill impairment charge of $168.4 million, decreased $50.3 million or 39.4% in 2009, as compared to 2008. This decrease was primarily due to: (i) lower gross margins of $41.3 million, primarily due to the current general economic conditions, which has resulted in increased pricing pressures, lower sales volume and product mix changes from high color direct mail envelopes to transactional envelope products, partially offset by lower material costs and increased gross margins from Nashua, as Nashua was not included in our results for 2008, and (ii) increased restructuring and impairment charges, excluding the 2008 non-cash goodwill impairment charge of $168.4 million, of $11.7 million, primarily due to the closure of three envelope plants and one forms plant. These decreases were partially offset by lower selling, general and administrative expenses and other expenses of $2.7 million, primarily due to our cost reduction programs, lower commission expenses resulting from lower sales, offset in part by increased selling, general and administrative expenses from Nashua, which was not included in our results for 2008.

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

Commercial Printing
	Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands)
Segment net sales	$895,232	$1,182,549	$1,148,994
Segment operating income (loss)	$(6,397)	$(136,828)	$55,085
Operating income (loss) margin	(0.7)%	(11.6)%	4.8%
Items included in segment operating income:
Restructuring and impairment charges	$48,744	$217,568	$28,279

Net Sales

 Segment net sales for our commercial printing segment decreased $287.3 million, or 24.3%, in 2009, as compared to 2008. This decrease was primarily due to the current general economic conditions, which resulted in lower sales of: (i) $286.3 million related to volume declines and lost sales from the closure of two commercial printing plants in the first half of 2009 and (ii) $11.0 million resulting from increased pricing pressures, changes in product mix and lower material costs. These decreases were partially offset by increased sales of $10.0 million from the integration of Rex into our operations, as Rex was not included in our results for a full year in 2008.

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

Segment Operating Income

Segment operating income for our commercial printing segment, excluding the 2008 non-cash goodwill impairment charge of $204.4 million, decreased $74.0 million, or 109.5%, in 2009, as compared to 2008. This decrease was primarily due to (i) lower gross margins of $64.1 million, largely due to the current general economic conditions, which has resulted in increased pricing pressures and product mix changes from high color to more generic commercial print products, partially offset by lower material costs and increased gross margins from Rex, as Rex was not included in our results for a full year in 2008, and (ii) increased restructuring and impairment charges of $35.6 million primarily due to the closure of four commercial printing plants during 2009. These decreases were partially offset by lower selling, general and administrative expenses of $25.7 million primarily due to our cost reduction programs and lower commission expenses resulting from lower sales, partially offset by increased selling, general and administrative expenses for Rex, as Rex was not included in our results for the full year in 2008.

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

Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower in 2009, as compared to 2008, primarily due to lower stock-based compensation expense. Corporate expenses were higher in 2008, as compared to 2007, primarily due to increased stock-based compensation, and the $6.7 million non-recurring charge incurred for professional fees in connection with the internal review conducted by our audit committee, offset in part by other lower net costs.

Restructuring, Impairment and Other Charges. In the first quarter of 2009, we implemented the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the current economic downturn. Upon the acquisition of Nashua, we developed and implemented our plan to integrate Nashua into our existing operations, which we refer to as the Nashua Plan. In the fourth quarter of 2009, such activities related to the Nashua Plan, included the closure and consolidation of Nashua’s Vernon, California point-of-sale facility into our existing Los Angeles, California envelope facility, elimination of duplicative headcount and public company costs. As a result of these two plans, in 2009, we implemented cost saving initiatives throughout our business, including the closure of nine manufacturing facilities and integrated them into existing operations and a reduction in headcount of approximately 1,700. We are pursuing additional cost savings opportunities in an effort to mitigate the impacts of the current economic conditions and to ensure our cost structure is aligned with our estimated net sales. We anticipate being substantially complete with the implementation of these cost savings initiatives in the first quarter of 2010.

In 2008, we continued our 2007 Plan and completed the integration of the 2007 Acquisitions into our operations. As a result of actions taken under this plan, we closed seven manufacturing facilities and reduced headcount by approximately 1,200.

In the fourth quarter 2007, we completed our 2005 Plan, which among other things, included consolidating our purchasing activities and manufacturing platform with the closure of two manufacturing facilities in 2007 that were integrated into existing operations, reducing corporate and field human resources, streamlining our information technology infrastructure and eliminating discretionary spending.

As of January 2, 2010, our total restructuring liability was $27.0 million, of which $10.4 million is included in other current liabilities and $16.6 million, which is expected to be paid through 2018, is included in other liabilities in our consolidated balance sheet. We anticipate lower restructuring and impairment charges in 2010.

2009. During 2009, in connection with both the 2009 Plan and Nashua Plan, we incurred $68.0 million of restructuring and impairment charges, which included $20.5 million of employee separation costs, asset impairment charges, net of $15.3 million, equipment moving expenses of $5.5 million, lease termination expenses of $5.6 million, pension withdrawal expense of $13.4 million and building clean-up and other expenses of $7.7 million.

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

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $72.1 million in 2009, which was primarily due to our net loss adjusted for non-cash items of $45.2 million and a decrease in our working capital of $31.9 million. The decrease in our working capital primarily resulted from a reduction in inventories due to the timing of work performed for our customers and a decrease in receivables due to lower sales volume and the timing of collections from and sales to our customers, partially offset by a decrease in accounts payable due to lower sales volume and the timing of payments to our vendors and accrued compensation liabilities primarily due to lower employee headcount.

Cash provided by operating activities is generally sufficient to meet our daily disbursement needs. On days when our cash receipts exceed disbursements, we historically reduced our Revolving Credit Facility balance or placed excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we used our invested cash balance and/or our Revolving Credit Facility to fund the difference. As a result, our daily Revolving Credit Facility loan balance fluctuated depending on working capital needs. The 2010 Amendment along with the issuance of our 8⅞% Notes resulted in the elimination of nearly all of our Revolving Credit Facility balances and thereby substantially increasing our liquidity position, which may cause us to modify what we do with accumulating cash in the future. Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Net cash provided by operating activities was $209.8 million in 2008, which was primarily due to our net loss adjusted for non-cash items of $141.3 million and a source of cash from a decrease in our working capital of $74.1 million. The decrease in our working capital primarily resulted from a decrease in receivables, primarily due to the timing of collections from our customers and lower sales in the fourth quarter of 2008 as compared to the same period in 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities was $9.8 million in 2009, primarily from capital expenditures of $25.2 million and cost of business acquisitions of $3.2 million for Nashua, offset by $14.6 million of proceeds from the sale of property, plant and equipment and $4.0 million of proceeds from the sale of an investment.

Our debt agreements limit capital expenditures to $45.0 million in 2010 plus any unused permitted amounts from 2009. We estimate that we will spend approximately $25.0 million on capital expenditures in 2010, before considering proceeds from the sale of property, plant and equipment.  Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements.  These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities was $82.1 million in 2008, primarily resulting from capital expenditures of $49.2 million and the cost of business acquisitions of $47.4 million, primarily for Rex, offset in part by $18.3 million of proceeds from the sale of property, plant and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $61.7 million in 2009, primarily resulting from: (i) aggregate payments of $30.6 million related to the repurchase and retirement of $40.1 million, $7.1 million and $5.0 million of our 8⅜% Notes, 7⅞% Notes and  10½% Notes, respectively, (ii) the repayment of $24.6 million of Term Loans, primarily related to our March 2009 mandatory excess cash flow requirement under our Amended Credit Facilities, (iii) the repayment of $12.2 million of other long-term debt, and (iv) the payment of $7.3 million in fees and expenses for the 2009 Amendment, offset in part by the proceeds of net borrowings of $14.5 million under our Revolving Credit Facility.

Net cash used in financing activities was $132.5 million in 2008, primarily resulting from the conversion of the senior unsecured loan, net repayments under our Revolving Credit Facility of $83.2 million, repurchases of $19.6 million of our 8⅜% Notes, payments of our other long-term debt of $18.9 million, repurchases of $10.6 million of our 7⅞% Notes, repayments of our Term Loans of $7.2 million and $5.3 million for the payment of debt issuance costs on the issuance of our 10½% Notes, offset in part by the proceeds from the issuance of our $175.0 million 10½% Notes and $12.9 million of borrowings of other long-term debt.

Contractual Obligations and Other Commitments. The following table details our significant contractual obligations and other commitments as of January 2, 2010 (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other (2)	Total
2010	$109,894	$25,026	$47,234	$182,154
2011	93,339	20,253	24,072	137,664
2012	110,476	14,781	2,497	127,754
2013	1,021,314	11,327	1,754	1,034,395
2014	55,270	7,099	1,409	63,778
Thereafter	184,262	12,508	4,604	201,374
Total	$1,574,555	$90,994	$81,570	$1,747,119

(1)	Includes $340.6 million of estimated interest expense over the term of our long-term debt, with variable rate debt having an average interest rate of approximately 4.7%.
(2)
Includes pension and other postretirement contributions of $10.6 million, anticipated worker’s compensation paid losses of $13.6 million, restructuring related liabilities of $28.1 million, including interest expense on lease terminations, income tax contingencies of $10.4 million, derivative liabilities of $16.9 million, and purchase commitments for equipment of $2.0 million. Excluded from the table are $3.5 million income tax contingencies as we are unable to reasonably estimate the ultimate amount payable or timing of settlement.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of January 2, 2010, a decrease of $72.4 million from January 3, 2009. This decrease was primarily due to: (i) the open market repurchase and retirement of aggregate principal amounts of $52.2 million of our 7⅞% Notes, 8⅜% Notes and 10½% Notes during 2009, and (ii) paying down our debt with cash flows provided by operating activities. The open market purchases were made within permitted restricted payment limits under our debt agreements at the time of purchase; however, potential future open market purchases will be restricted for some time as a result of the 2009 Amendment. As of January 2, 2010, approximately 83% of our outstanding debt was subject to fixed interest rates. See the remainder of this Long-Term Debt section that follows. As of March 1, 2010, we had $115.1 million borrowing availability under our Revolving Credit Facility.

Amended Credit Facilities and Debt Compliance

Our Amended Credit Facilities, which are secured by a first priority lien on substantially all of our assets, contain, prior to the 2010 Amendment, two financial covenants that must be complied with: a maximum consolidated leverage ratio, which we refer to as the Leverage Covenant, and a minimum consolidated interest coverage ratio, which we refer to as the Interest Coverage Covenant.

On April 24, 2009, we completed the 2009 Amendment which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant.  The Leverage Covenant, with which we must be in pro forma compliance at all times, was increased to 6.25:1.00 through March 31, 2010, and then proceeds to step down through the end of the term of the Amended Credit Facilities. The Interest Coverage Covenant, with which we must be in pro forma compliance on a quarterly basis, was reduced to 1.85:1.00 through December 31, 2009, and then proceeds to step up through the end of the term of the Amended Credit Facilities. Additionally, the calculations of these two financial covenants have been modified to permit the adding back of certain amounts. We were in compliance with all debt agreement covenants as of January 2, 2010.

As conditions to the 2009 Amendment, we agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant calculation then in effect. Previously, the Revolving Credit Facility’s borrowing spread over LIBOR ranged from 175 basis points to 200 basis points based upon the Leverage Covenant calculation, and the borrowing spread over LIBOR for the Term Loans was 200 basis points. Further, the 2009 Amendment: (i) reduced the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increased the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminated our ability to request a $300.0 million incremental term loan facility; (iv) limited new senior unsecured debt and debt assumed from acquisitions to $50.0 million while the Leverage Covenant calculation is above 4.50:1.00; (v) eliminated the restricted payments basket while the Leverage Covenant calculation exceeds certain thresholds; (vi) required that certain additional financial information be delivered; (vii) lowered the annual amount that can be spent on capital expenditures to $30.0 million in 2009; and (viii) increased certain mandatory prepayments. An amendment fee of 50 basis points was paid to all consenting lenders who approved the 2009 Amendment.

8⅞% Notes Issuance and 2010 Amendment

On February 5, 2010, we issued our 8⅞% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  Net proceeds after fees and expenses were used to pay down $300.0 million of Term Loans and $88.0 million outstanding under the Revolving Credit Facility simultaneously in conjunction with the 2010 Amendment.

The 8⅞% Notes were issued pursuant to an indenture among us, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among us, certain subsidiary grantors, Bank of America, N.A., as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by us and substantially all of our domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of our Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all our senior debt and senior in right of payment to all of our subordinated debt. We can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. We may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require us to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to our 10½% Notes, including a senior secured debt to consolidated cash flow liens incurrence test.

The 2010 Amendment provided us, among other things, the ability to pay down at least $300.0 million of Term Loans and a portion of the Revolving Credit Facility then outstanding with net proceeds from the 8⅞% Notes. The Leverage Covenant threshold within the Amended Credit Facilities was reset requiring us to not exceed 6.50:1.00 at any time during fiscal year 2010, stepping down to 6.25:1.00 during fiscal year 2011 and then reducing to 5.50:1.00 for the remainder of the term of the Amended Credit Facilities.  The Interest Coverage Covenant was also reset, primarily to allow for interest to be paid on the 8⅞% Notes, requiring us to not be less than 1.70:1.00 through the end of the third quarter of 2010, then the threshold steps up thereafter starting at 1.85:1.00 in the fourth quarter of 2010 reaching 2.25:1.00 in 2012.  Lenders to the Amended Credit Facilities also granted us the ability to increase the Revolving Credit Facility or Terms Loans by $100.0 million subject to our compliance with the terms and conditions contained within the Amended Credit Facilities. Additionally, the fiscal year 2009 mandatory excess cash flow payment that was to be made in March 2010 was waived given the substantial pay down of the Term Loans with net proceeds from the 8⅞% Notes.

 As conditions to the 2010 Amendment, we agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million when the 2010 Amendment became effective.  Further, the 2010 Amendment, among other things,: (i) added a maximum first lien leverage ratio covenant that we must be in pro forma compliance with at all times, which we refer to as the First Lien Leverage Covenant, which ratio may not exceed 2.50:1.00 for the first half of fiscal year 2010 and must be below 2.25:1.00 thereafter to maturity of the Amended Credit Facilities, and (ii) in calculating our financial covenants,  modified our ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Terms Loans, while a 15 basis points fee on a post-amendment balance basis was paid to all consenting lenders who approved the 2010 Amendment.

In connection with the 2010 Amendment in the first quarter of 2010, we will incur a loss on early extinguishment of debt of $3.5 million, of which $2.0 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders.  In addition, we will capitalize $2.1 million related to the 2010 Amendment, of which $1.5 million relates to amendment expenses and $0.6 million relates to fees paid to consenting lenders, both of which will be amortized over the remaining life of the Amended Credit Facilities.  In connection with the issuance of the 8⅞% Notes, we will capitalize $12.2 million related to the issuance of the 8⅞% Notes, of which $7.6 million relates to fees paid to lenders, $2.8 million relates to the original issuance discount and $1.8 million relates to offering expenses, all of which will be amortized over the eight year life of the 8⅞% Notes.

Except as provided for in the 2009 Amendment and 2010 Amendment, all other provisions of our Amended Credit Facilities remain in full force and effect, including our failure to operate within the revised Leverage Covenant and Interest Coverage Covenant and new First Lien Leverage Covenant ratio thresholds, in certain circumstances, or failure to have effective internal controls would prevent us from borrowing additional amounts and could result in a default under the Amended Credit Facilities. Such default could cause the indebtedness outstanding under the Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of our then outstanding notes and any other indebtedness we may then have, to become immediately due and payable.

As the Amended Credit Facilities have senior secured and first priority lien position in our capital structure and the most restrictive covenants, then provided we are in compliance with the Amended Credit Facilities, we would, in most circumstances, also be in compliance with the senior secured debt to consolidated cash flow lien incurrence tests within our 8⅞% Notes and 10½% Notes indentures and the fixed charge coverage lien incurrence tests within all of our outstanding notes indentures.

Letters of Credit

On January 2, 2010, we had outstanding letters of credit of approximately $21.5 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Amended Credit Facilities	8⅞% Notes	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Moody’s	B2	Ba2	B2	B3	Caa1	Caa1	Negative	January 2010
Standard & Poor’s	B+	BB	B	B-	B-	B-	Negative	January 2010

In March 2009, Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, lowered our Corporate Rating from BB- to B+ and all of our debt credit ratings citing the negative impact of the current general economic environment and its anticipated impact on our results of operations.  In May 2009, Moody’s Investors Services, which we refer to as Moody’s, lowered our Corporate Rating to B2 from B1 along with all of our debt credit ratings citing a combination of poor industry fundamentals, the expectation that an economic recovery will be quite slow and our leverage level. In January 2010, Moody’s and Standard & Poor’s affirmed our Corporate Rating and the ratings on our 10½% Notes, 7⅞% Notes and 8⅜% Notes, while raising the rating on our Amended Credit Facilities from Ba3 to Ba2 and BB- to BB, respectively, in conjunction with the 2010 Amendment and 8⅞% Notes offering, which was rated B2 and B, respectively.

The terms of our existing debt do not have any rating triggers that impact our funding availability or influence our daily operations, including planned capital expenditures. We do not believe that our current ratings will unduly influence our ability to raise additional capital if and/or when needed. Some of our constituents closely track rating agency actions and would note any raising or lowering of our credit ratings; however, we believe that along with reviewing our credit ratings, additional quantitative and qualitative analyses must be performed to accurately judge our financial condition.

We expect that our internally generated cash flows and financing available under our Revolving Credit Facility will be sufficient to fund our working capital needs through 2010; however, this cannot be assured.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of January 2, 2010 and January 3, 2009, we do not have any off-balance sheet arrangements.

Guarantees. In connection with the disposition of certain operations, we have indemnified the purchasers for certain contingencies as of the date of disposition. We have accrued the estimated probable cost of these contingencies.

Critical Accounting Matters

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances. Actual results could differ from estimates.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

Allowance for Losses on Accounts Receivable. We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of customers and related aging of past due balances. As of January 2, 2010 and January 3, 2009, the allowance provided for potentially uncollectible accounts receivable was $7.6 million and $6.0 million, respectively. Charges for bad debts recorded to the statement of operations were $5.4 million in 2009, $4.7 million in 2008 and $5.4 million in 2007. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. If there were to be a significant decrease in demand for our products, we could be required to reduce our inventory balances accordingly.

Provision for Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, we would assess the fair value of the asset or asset group and if necessary, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2009, 2008 and 2007, in connection with our restructuring and integration programs, we recorded impairment charges, net on long-lived assets of $15.3 million, $2.3 million and $12.0 million, respectively. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.

Provision for Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually at the beginning of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2009 and 2007, we did not record any goodwill impairment charges. In 2008, we recorded non-cash goodwill impairment charges of $204.4 million and $168.4 million related to our commercial print and envelope reporting units, respectively.

As part of our impairment analysis for each reporting unit, we estimate the fair value of each unit, primarily using the income approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared service or corporate items. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. In 2009, each reporting unit had fair value in excess of carrying value with fair value exceeding carrying value by at least 30%. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In 2009, the discount rate for each reporting unit was estimated to be 10.0%. A 50 basis point increase in our estimated discount rates would not have resulted in any additional reporting units failing step one.

Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related tradenames. We determined that there was no impairment of our indefinite lived intangible assets; however, if our estimates of the valuations of our tradenames prove to be inaccurate, an impairment charge could be necessary in future periods.

Our annual impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names. We utilized royalty rates of 1.5% to 3.5% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage. We utilized a discount rate of 11%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.

In order to evaluate the sensitivity of the fair value calculations for all of our indefinite-lived trade names, we applied hypothetical 5%, 10% and 15% decreases to the estimated fair value of our trade names. Such hypothetical decreases in fair value could be due to changes in discount rates and/or assumed royalty rates. These hypothetical 5%, 10% and 15% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived trade names.

Self-Insurance Reserves. We are self-insured for the majority of our workers’ compensation costs and health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance workers’ compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis that considers anticipated payment patterns. As of January 2, 2010 and January 3, 2009, the undiscounted liability was $13.7 million and $12.4 million, respectively, and the discounted liability was $11.8 million and $10.5 million, respectively, using a 4% discount rate. Workers’ compensation expense incurred in 2009, 2008 and 2007 was $3.3 million, $3.2 million and $4.1 million, respectively, and was based on actuarial estimates.

Our self-insured healthcare liability represents our estimate of claims that have been incurred but not reported as of January 2, 2010 and January 3, 2009. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $5.7 million and $5.7 million as of January 2, 2010 and January 3, 2009, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 45 and 50 days of unreported claims.

While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers’ compensation and healthcare expenses we have recorded.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. Since a significant portion of our products are customer specific, it is common for our customers to inspect the quality of the product at our facilities prior to shipment. Products shipped are not subject to contractual right of return provisions.

We have rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. We record sales net of applicable sales tax and freight costs that are included in the price of the product are included in net sales while the costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales.

Accounting for Income Taxes. We are required to estimate our income taxes in each jurisdiction in which we operate which primarily includes the U.S., Canada and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of January 2, 2010 and January 3, 2009, we had net deferred tax assets of $18.0 million and $3.9 million, respectively, from our U.S. operations. The change in U.S. net deferred taxes is primarily due to an increase in our tax loss carryforward that can be used to offset taxable income in future years partially offset by an increase in deferred tax liability related to our intangible assets acquired in the Nashua acquisition. As of January 2, 2010 and January 3, 2009, we had foreign net deferred tax liabilities of $1.2 million and $2.0 million, respectively.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, record a valuation allowance against the deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We considered our recent operating results and anticipated future taxable income in assessing the need for our valuation allowance. As a result, in the fourth quarter of 2009 and 2008, we adjusted our valuation allowance by approximately $12.5 million, primarily due to the release of valuation allowance against goodwill in connection with the acquisition of Nashua, and approximately $1.3 million, respectively, to reflect the realization of deferred tax assets. The remaining portion of our valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that our remaining deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our valuation allowance. The increase or reversal of all or a portion of our tax valuation allowance could have a significant negative or positive impact on future earnings.

We recognize a tax position in our consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. During 2009, we reduced our liabilities for uncertain tax positions by $12.1 million as a result of the expiration of certain statute of limitations. There is a reasonable possibility that within the next twelve months we may decrease our liability for uncertain tax positions by approximately $10.3 million due to the expiration of certain statute of limitations.

Pension and Other Postretirement Benefit Plans. We record annual amounts relating to our pension and other postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, anticipated rates of return, compensation increases and current mortality rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on our consolidated balance sheet, but are generally amortized into our consolidated statement of operations over future periods, with the deferred amount recorded in accumulated other comprehensive loss. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. We determine our assumption for the discount rate to be used for purposes of computing annual service and interest costs based on the Citigroup Pension Liability Index as of our respective year end dates. The weighted-average discount rates for pension and other postretirement benefits at January 2, 2010 and January 3, 2009, were 5.75% and 6.25%, respectively. A one percentage point decrease in the discount rates at January 2, 2010 would increase the pension and other postretirement plans’ projected benefit obligation by approximately $35.4 million. A one percentage point increase in the discount rates at January 2, 2010 would decrease the pension and other postretirement plans’ projected benefit obligation by approximately $29.2 million.

Our investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. Equity investments are diversified by including U.S. and non-U.S. stocks, growth stocks, value stocks and stocks of large and small companies. Fixed income securities are primarily U.S. governmental and corporate bonds, including mutual funds. Alternative investments are primarily private equity hedge funds and hedge fund-of-funds. We consult with our financial advisors on a regular basis regarding our investment objectives and asset performance.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most of which are summarized in Item 1A-Risk Factors and in Note 13 to our consolidated financial statements.

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

From time to time, we enter into interest rate swap agreements to hedge interest rate exposure of notional amounts of our floating rate debt.  As of January 2, 2010 and January 3, 2009, we had $500.0 million and $595.0 million, respectively, of such interest rate swaps. On June 22, 2009, $220.0 million notional amount interest rate swap agreements matured and were partially replaced by $125.0 million of forward-starting interest rate swaps that went effective on the same date as the maturing swap agreements. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly.

In conjunction with the 2010 Amendment and issuance of the 8⅞% Notes in the first quarter of 2010, we de-designated $125.0 million of interest rate swap agreements previously used to hedge interest rate exposure on notional floating rate debt, of which $75.0 million are to mature in the second quarter of 2011 and $50.0 million are to mature in March 2010. We did not terminate these interest rate swap agreements; however we may terminate them at any time prior to each respective scheduled maturity date. Any ineffectiveness, as a result of these de-designations, will be marked-to-market through interest expense, net in the consolidated statement of operations.  The fair value of these de-designated swaps currently recorded in accumulated other comprehensive loss in the consolidated balance sheet will be amortized to interest expense, net in the consolidated statement of operations over the remaining life of each respective interest rate swap agreement.

Exposure to market risk from changes in interest rates relates primarily to our variable rate debt obligations. The interest on this debt is primarily LIBOR plus a margin. As of January 2, 2010, we had variable rate debt outstanding of $212.6 million, after considering our interest rate swaps. A 1% increase in LIBOR on debt outstanding subject to variable interest rates would increase our annual interest expense by approximately $2.1 million.

We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended January 2, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $7.9 million and $1.1 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cenveo, Inc.

We have audited the accompanying consolidated balance sheets of Cenveo, Inc. and Subsidiaries (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the fiscal years then ended.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and Subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cenveo, Inc. and Subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
March 3, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cenveo, Inc.
Stamford, Connecticut:

We have audited the accompanying consolidated statements of operations, changes in stockholder's equity, and cash flows of Cenveo, Inc. and subsidiaries (the "Company") for the year ended December 29, 2007. Our audit also included the financial statement schedule on page S-II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Cenveo, Inc. and subsidiaries operations and cash flows for the year ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules of Cenveo, Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 28, 2008

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	January 2,	January 3,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$10,796	$10,444
Accounts receivable, net	268,563	270,145
Inventories	145,228	159,569
Prepaid and other current assets	64,843	74,890
Total current assets	489,430	515,048

Property, plant and equipment, net	387,879	420,457
Goodwill	319,756	311,183
Other intangible assets, net	295,418	276,944
Other assets, net	33,290	28,482
Total assets	$1,525,773	$1,552,114
Liabilities and Shareholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$15,057	$24,314
Accounts payable	183,940	174,435
Accrued compensation and related liabilities	29,841	37,319
Other current liabilities	98,079	88,870
Total current liabilities	326,917	324,938

Long-term debt	1,218,860	1,282,041
Deferred income taxes	5,004	26,772
Other liabilities	151,502	139,318
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value; 25 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 62,033 and 54,245 shares issued and outstanding as of January 2, 2010 and January 3, 2009, respectively	620	542
Paid-in capital	331,051	271,821
Retained deficit	(477,905)	(446,966)
Accumulated other comprehensive loss	(30,276)	(46,352)
Total shareholders’ deficit	(176,510)	(220,955)
Total liabilities and shareholders’ deficit	$1,525,773	$1,552,114

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net sales	$1,714,631	$2,098,694	$2,046,716
Cost of sales	1,394,778	1,671,185	1,628,706
Selling, general and administrative expenses	209,578	242,981	229,961
Amortization of intangible assets	10,053	9,008	10,413
Restructuring, impairment and other charges	68,034	399,066	40,086
Operating income (loss)	32,188	(223,546)	137,550
Gain on sale of non-strategic businesses	—	—	(189)
Interest expense, net	106,063	107,321	91,467
(Gain) loss on early extinguishment of debt	(16,917)	(14,642)	9,256
Other (income) expense, net	(1,368)	(637)	3,131
Income (loss) from continuing operations before income taxes	(55,590)	(315,588)	33,885
Income tax expense (benefit)	(15,753)	(18,612)	9,900
Income (loss) from continuing operations	(39,837)	(296,976)	23,985
Income (loss) from discontinued operations, net of taxes	8,898	(1,051)	16,796
Net income (loss)	$(30,939)	$(298,027)	$40,781
Income (loss) per share—basic: Continuing operations	$(0.70)	$(5.51)	$0.45
Discontinued operations	0.16	(0.02)	0.31
Net income (loss)	$(0.54)	$(5.53)	$0.76
Income (loss) per share—diluted: Continuing operations	$(0.70)	$(5.51)	$0.44
Discontinued operations	0.16	(0.02)	0.31
Net income (loss)	$(0.54)	$(5.53)	$0.75
Weighted average shares:
Basic	56,787	53,904	53,584
Diluted	56,787	53,904	54,645

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Cash flows from operating activities:
Net income (loss)	$(30,939)	$(298,027)	$40,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations, net of taxes	—	—	(17,007)
Loss (income) from discontinued operations, net of taxes	(8,898)	1,051	211
Depreciation	56,350	65,001	55,095
Amortization of other intangible assets	10,053	9,008	10,413
Non-cash interest expense, net	2,304	1,773	1,410
Deferred income taxes	(17,573)	(24,287)	8,763
Non-cash restructuring, impairment and other charges, net	32,204	378,688	19,729
(Gain) loss on early extinguishment of debt	(16,917)	(14,642)	9,256
Provisions for bad debts	5,428	4,660	5,363
Provisions for inventory obsolescence	3,895	902	2,851
Stock-based compensation provision	14,274	18,140	10,280
(Gain) loss on disposal of assets	(5,006)	(4,364)	(369)
(Gain) loss on sale of non-strategic businesses	—	—	(189)
Other non-cash charges, net	—	3,350	—
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	21,620	70,376	(6,086)
Inventories	33,075	5,198	1,193
Accounts payable and accrued compensation and related liabilities	(19,672)	(2,928)	(9,101)
Other working capital changes	(3,110)	1,454	(36,580)
Other, net	(5,036)	(5,505)	(9,805)
Net cash provided by continuing operating activities	72,052	209,848	86,208
Net cash provided by discontinued operating activities	—	—	2,198
Net cash provided by operating activities	72,052	209,848	88,406
Cash flows from investing activities:
Capital expenditures	(25,227)	(49,243)	(31,538)
Cost of business acquisitions, net of cash acquired	(3,189)	(47,412)	(627,304)
Acquisition payments	—	(3,653)	(3,653)
Proceeds from sale of property, plant and equipment	14,619	18,258	8,949
Proceeds from sale of investment	4,032	—	—
Proceeds from divestitures, net	—	—	431
Net cash used in investing activities of continuing operations	(9,765)	(82,050)	(653,115)
Proceeds from the sale of discontinued operations	—	—	73,628
Net cash provided by investing activities of discontinued operations	—	—	73,628
Net cash used in investing activities	(9,765)	(82,050)	(579,487)
Cash flows from financing activities:
Repayments of term loans	(24,594)	(7,200)	(4,900)
Repayment of 8⅜% senior subordinated notes	(23,024)	(19,567)	(20,880)
Repayments of other long-term debt	(12,178)	(18,933)	(29,053)
Payment of amendment and debt issuance costs	(7,296)	(5,297)	(5,906)
Repayment of 7⅞% senior subordinated notes	(4,295)	(10,561)	—
Repayment of 10½% senior notes	(3,250)	—	—
Purchase and retirement of common stock upon vesting of RSUs	(2,043)	(1,054)	(1,302)
Borrowings (repayment) under revolving credit facility, net	14,500	(83,200)	75,700
Proceeds from exercise of stock options	532	1,876	304
Repayment of senior unsecured loan	—	(175,000)	—
Tax (liability) asset from stock-based compensation	—	(1,377)	67
Payment of refinancing or repurchase fees, redemption premiums and expenses	(94)	(130)	(8,045)
Proceeds from issuance of 10½% senior notes	—	175,000	—
Proceeds from issuance of other long-term debt	—	12,927	—
Proceeds from issuance of term loans	—	—	720,000
Proceeds from senior unsecured loan	—	—	175,000
Repayment of term loan B	—	—	(324,188)
Repayment of Cadmus revolving senior bank credit facility	—	—	(70,100)
Repayment of 9⅝% senior notes	—	—	(10,498)
Net cash (used in) provided by financing activities	(61,742)	(132,516)	496,199
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(193)	(720)	206
Net increase (decrease) in cash and cash equivalents	352	(5,438)	5,324
Cash and cash equivalents at beginning of year	10,444	15,882	10,558
Cash and cash equivalents at end of year	$10,796	$10,444	$15,882

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(in thousands)
	Common Stock		Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 30, 2006	53,515	$535	$244,894	$(189,720)	$2,748	$58,457
Comprehensive income (loss):
Net income				40,781		40,781
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $145					(2,131)	(2,131)
Unrealized loss on cash flow hedges, net of tax benefit of $4,985					(7,780)	(7,780)
Currency translation adjustment					6,151	6,151
Reclassifications to earnings on sale of discontinued operations:
Currency translation adjustment					(5,501)	(5,501)
Other comprehensive loss						(9,261)
Total comprehensive income						31,520
Exercise of stock options			304			304
Purchase and retirement of common stock upon vesting of RSUs		2	(1,304)			(1,302)
Amortization of stock based compensation			10,280			10,280
Excess tax benefit from stock based compensation			67			67
Balance as of December 29, 2007	53,700	537	254,241	(148,939)	(6,513)	99,326
Comprehensive income (loss):
Net loss				(298,027)		(298,027)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $14,586					(22,614)	(22,614)
Unrealized loss on cash flow hedges, net of tax benefit of $5,115					(7,731)	(7,731)
Currency translation adjustment					(8,508)	(8,508)
Reclassifications of currency translation adjustment to earnings resulting from goodwill impairment charges					(986)	(986)
Other comprehensive loss						(39,839)
Total comprehensive loss						(337,866)
Exercise of stock options		5	1,871			1,876
Purchase and retirement of common stock upon vesting of RSUs			(1,054)			(1,054)
Amortization of stock based compensation			18,140			18,140
Excess tax benefit from stock based compensation			(1,377)			(1,377)
Balance as of January 3, 2009	54,245	542	271,821	(446,966)	(46,352)	(220,955)
Comprehensive income (loss):
Net loss				(30,939)		(30,939)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $2,704					4,618	4,618
Unrealized loss on cash flow hedges, net of tax expense of $4,666					7,020	7,020
Currency translation adjustment					4,438	4,438
Other comprehensive loss						16,076
Total comprehensive loss						(14,863)
Exercise of stock options			532			532
Common stock issued in connection with Nashua Corporation acquisition		71	46,474			46,545
Purchase and retirement of common stock upon vesting of RSUs		7	(2,050)			(2,043)
Amortization of stock based compensation			14,274			14,274
Balance as of January 2, 2010	62,033	$620	$331,051	$(477,905)	$(30,276)	$(176,510)

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the results of Cenveo Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated.

Cenveo, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Cenveo”) are engaged in the printing and manufacturing of envelopes, business forms and labels and commercial printing. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol “CVO”. The Company operates a global network of strategically located printing and manufacturing, fulfillment and distribution facilities, serving a diverse base of over 100,000 customers. The Company’s operations are primarily based in North America, Latin America and Asia.

The Company’s reporting periods for 2009, 2008 and 2007 in this report consist of 52, 53 and 52 week periods, respectively, ending on the Saturday closest to the last day of the calendar month, and ended on January 2, 2010, January 3, 2009, and December 29, 2007, respectively. Such periods are referred to herein as (i) “the year ended January 2, 2010” or “2009”, (ii) “the year ended January 3, 2009” or “2008” and (iii) “the year ended December 29, 2007” or “2007”. All references to years and year-ends herein relate to fiscal years rather than calendar years.

The Company acquired Nashua Corporation (“Nashua”) in the third quarter of 2009.  The Company’s results for the year ended January 2, 2010 include the operating results of Nashua subsequent to its acquisition date. The Company acquired Rex Corporation and its manufacturing facility (“Rex”) in the second quarter of 2008.  The Company’s results for the year ended January 3, 2009 include the operating results of Rex subsequent to its acquisition date.  The Company acquired PC Ink Corp. (“Printegra”) and Cadmus Communications Corporation (“Cadmus”) in the first quarter of 2007 and Madison/Graham ColorGraphics, Inc. (“ColorGraphics”) and Commercial Envelope Manufacturing Co., Inc. (“Commercial Envelope”) in the third quarter of 2007 (collectively the “2007 Acquisitions”).  The Company’s results for the year ended December 29, 2007 include the operating results of the 2007 Acquisitions subsequent to their respective acquisition dates, except for ColorGraphics, which is included in the Company’s operating results from July 1, 2007.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, purchase price allocation, depreciation and amortization lives, asset impairment evaluations, tax assets and liabilities, self-insurance accruals, stock-based compensation and other contingencies. Actual results could differ from estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable. Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. As of January 2, 2010 and January 3, 2009, accounts receivable were reduced by an allowance for doubtful accounts of $7.6 million and $6.0 million, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated over there estimated useful lives. Depreciation is provided using the straight-line method based on the estimated useful lives of 15 to 45 years for buildings and building improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term on the estimated useful life of the improvements. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures that increase the capacity, efficiency or useful lives of existing assets are capitalized.

Computer Software. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and seven years. Net computer software costs included in property, plant and equipment were $3.3 million and $5.6 million as of January 2, 2010 and January 3, 2009, respectively.

Debt Issuance Costs. Direct expenses such as legal, accounting, underwriting and consent fees incurred to issue, extend or amend debt are included in other assets, net in the consolidated balance sheets. Debt issuance costs were $10.5 million and $10.7 million as of January 2, 2010 and January 3, 2009, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. On April 24, 2009, the Company amended its revolving credit facility due 2012 (the “Revolving Credit Facility”), and its term loans and delayed-draw term loans due 2013 (the “Term Loans” and collectively with the Revolving Credit Facility, the “Amended Credit Facilities”) (the “2009 Amendment”).  In connection with the 2009 Amendment, the Company capitalized $3.4 million of third party costs and fees paid to consenting lenders and wrote off $1.1 million of previously unamortized debt issuance costs.  In 2008, in connection with the issuance of the Company’s 10½% senior notes due 2016 (“10½% Notes”), the Company capitalized $5.3 million of debt issuance costs and incurred a loss on early extinguishment of debt of $4.2 million related to the previously unamortized debt issuance costs associated with the $175.0 million senior unsecured loan due 2015 upon conversion to the 10½% Notes.
Interest expense includes the amortization of debt issuance costs of $2.4 million, $2.1 million and $1.5 million in 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is not amortized. Goodwill is subject to an annual impairment test and is reviewed annually as of the beginning of December to determine if there is an impairment or more frequently if an indication of possible impairment exists. In 2008, the Company recorded non-cash impairment charges to write-off goodwill of $204.4 million and $168.4 million related to its commercial print and envelope reporting units, respectively. No impairment charges for goodwill were recorded in 2009 or 2007 or for other intangible assets in 2009, 2008 or 2007.

Other intangible assets consist primarily of customer relationships and trademarks. Other intangible assets primarily arise from the purchase price allocations of businesses acquired. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similar to goodwill.

Long-Lived Assets. Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value. The estimated useful lives of all long-lived assets are periodically reviewed and revised if necessary.

Self-Insurance. The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred but not reported. As of January 2, 2010 and January 3, 2009, the (i) undiscounted worker’s compensation liability was $13.7 million and $12.4 million, respectively, and the discounted liability was $11.8 million and $10.5 million, respectively, using a 4% discount rate and (ii) healthcare liability was $5.7 million and $5.7 million, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Financial Instruments. The Company uses derivative financial instruments to hedge exposures to interest rate fluctuations by balancing its exposure to fixed and variable interest rates. The implied gains and losses associated with interest rate swaps offset changes in interest rates.  All derivatives in effect as of the fiscal year ended January 2, 2010, and as evaluated for prior fiscal periods, are included in other current liabilities and other liabilities in the consolidated balance sheets at their respective fair values with unrealized losses included in accumulated other comprehensive loss in shareholders’ deficit in the consolidated balance sheet, net of applicable income taxes. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in the statement of operations.

Fair Value Measurements. Certain assets and liabilities of the Company are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The Company also has other assets or liabilities that it records at the fair value, such as its interest rate swap contracts, pension and other postretirement plan assets and liabilities, long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 —
Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

Advertising Costs. All advertising costs are expensed as incurred. Advertising costs were $2.7 million in 2009 and $2.6 million for 2008 and 2007, respectively.

Foreign Currency Translation. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at year-end exchange rates. The effects of translation are included as a component of accumulated other comprehensive loss in shareholders’ deficit in the consolidated balance sheet. Income and expense items and gains and losses are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in other (income) expense, net.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation. The Company uses the fair value method of accounting for stock-based compensation, pursuant to the provisions of Accounting Standard Codification (“ASC”) 718 – “Compensation –Stock Compensation.” The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of these stock option awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term.

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

The Company recognizes a tax position in its consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although the Company believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs.

New Accounting Pronouncements. Effective January 4, 2009, the Company adopted the accounting pronouncement relating changes in the disclosure requirements for derivative instruments and hedging activities. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Effective January 4, 2009, the Company adopted the accounting pronouncement relating to business combinations, which establishes revised principles and requirements for how the Company recognizes and measures assets and liabilities acquired in a business combination. This pronouncement is effective for business combinations completed by the Company on or after January 4, 2009.  In accordance with the transition guidance in this pronouncement, the Company recorded a charge of $1.4 million in the fourth quarter of 2008. Acquisition-related costs for the year ended January 2, 2010 were $2.9 million, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Effective January 4, 2009, the Company adopted the accounting pronouncement relating to employers’ disclosures about postretirement benefit plan assets, which requires the Company to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other retirement plan.

Effective January 4, 2009, the Company adopted the accounting pronouncement that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this pronouncement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the applicable accounting literature. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Effective January 4, 2009, the Company adopted the accounting pronouncement relating to non-controlling interests in consolidated financial statements. This pronouncement establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

Effective June 27, 2009, the Company adopted the accounting pronouncement relating to the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company now recognizes in its consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing its consolidated financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are now disclosed in a footnote. In accordance with this pronouncement, the Company evaluated events and transactions after the close of its consolidated balance sheet on January 2, 2010, until the date of the Company’s Annual Report on Form 10-K filing with the SEC on March 3, 2010, for potential recognition or disclosure in the Company’s consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

In June 2009, the FASB issued amendments to the accounting pronouncement for variable interest entities (“VIEs”) and for transfers of financial assets. The amendments require an enterprise to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The amendment will be effective for the Company on January 3, 2010. The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an accounting pronouncement that provides guidance on the measurement of liabilities at fair value. The guidance provides clarification for circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair value principles. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB ASC 805 (“ASC 805”).  Acquisitions are accounted for by the acquisition method, and, accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill.

2009

Nashua

On September 15, 2009, the Company acquired all of the stock of Nashua. Nashua, founded in 1854, is a manufacturer, converter and marketer of labels and specialty papers whose primary products include pressure-sensitive labels, tags, transaction and financial receipts, thermal and other coated papers, and wide-format papers. The Company believes that Nashua further strengthens its position in the pharmaceutical labels market, while giving it access to new shelf label market customers. Under the terms of acquisition, each share of Nashua common stock was converted into the right to receive (i) $0.75 per share in cash, without interest, and (ii) 1.265 shares of Cenveo common stock.  The total consideration in connection with the Nashua acquisition, net of cash acquired of $1.0 million, was $49.7 million, which is comprised of cash consideration of $4.2 million and non-cash consideration of $45.5 million, primarily relating to the issuance of 7.0 million shares of Cenveo common stock, which closed on the New York Stock Exchange at $6.53 on September 15, 2009. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Nashua acquisition preliminarily resulted in $8.4 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $29.6 million, include: (i) the Nashua trademark of $16.0 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Nashua name, the long operating history of Nashua and its existing customer base, (ii) customer relationships of $13.0 million, which are being amortized over their estimated weighted average useful lives of 6.5 years; and (iii) a royalty agreement of $0.6 million, which is being amortized over the contract life of 9 years.

In connection with the Nashua acquisition, the Company incurred transaction costs of $2.5 million, which is included in selling, general and administrative expenses in its consolidated statements of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price of Nashua to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of September 15, 2009
Accounts receivable, net	$24,056
Other current assets	29,045
Property, plant and equipment	27,985
Goodwill	8,423
Other intangible assets	29,600
Other assets	2,960
Total assets acquired	122,069
Current liabilities, excluding current maturities of long-term debt	25,990
Current maturities of long-term debt	2,800
Other liabilities	42,617
Total liabilities assumed	71,407
Net assets acquired	50,662
Less cash acquired	(1,001)
Cost of Nashua acquisition, net of cash acquired	$49,661

The fair values of property, plant and equipment, goodwill and intangible assets associated with the Nashua acquisition were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, internal expertise related to the equipment and current marketplace conditions. Intangible asset values, including the Nashua tradename and customer relationships, were estimated based on future cash flows, customer attrition rates, as applicable, discounted using an estimated weighted-average cost of capital. The purchase price remains preliminary for certain assets and liabilities that are contingent in nature.

Nashua’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from September 15, 2009 and are not included in 2008 or 2007. Net sales of $73.3 million are included in the Company’s consolidated statement of operations for 2009.

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for 2009 and 2008 presented herein has been prepared by adjusting the historical data as set forth in its consolidated statements of operations to give effect to the Nashua acquisition as if it had been consummated as of the beginning of fiscal year 2008 (in thousands, except per share amounts):

	Years Ended
	2009		2008
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$1,714,631	$1,887,748	$2,098,694	$2,363,597
Operating income (loss)	32,188	31,347	(223,546)	(241,645)
Income (loss) from continuing operations	(39,837)	(40,673)	(296,976)	(318,025)
Net income (loss)	(30,939)	(31,775)	(298,027)	(319,076)
Income (loss) per share – basic and diluted:
Continuing operations	$(0.70)	$(0.66)	$(5.51)	$(5.22)
Net income (loss)	$(0.54)	$(0.51)	$(5.53)	$(5.23)

Weighted average shares:
Basic and diluted	56,787	61,730	53,904	60,960

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual  consolidated results of operations had the Nashua acquisition actually been consummated as of the beginning of each of the respective periods noted above, or of the Company’s expected future results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

2008

Rex

On March 31, 2008, the Company acquired all of the stock of Rex. Rex was an independent manufacturer of premium and high-quality packaging solutions, with annual sales of approximately $40 million prior to its acquisition by the Company. The total cash consideration in connection with the Rex acquisition, excluding assumed debt of approximately $7.4 million, was approximately $43.1 million, including approximately $1.0 million of related expenses. The purchase price allocation was finalized in 2009. The Rex acquisition resulted in $8.3 million of goodwill, all of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $13.8 million, include: (i) the Rex trademark of $9.3 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Rex name, Rex’s long operating history and existing customer base, and (ii) customer relationships of $4.5 million, which are being amortized over their estimated weighted average useful lives of 13 years.

Rex’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from March 31, 2008 and are not included in 2007. Pro-forma results for the years ended January 3, 2009 and December 29, 2007, assuming the acquisition of Rex had been made on December 31, 2006, have not been presented since the effect would not be material.

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

The Commercial Envelope acquisition resulted in $100.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. Such goodwill reflects the substantial value of Commercial Envelope’s historical envelope business. Goodwill also reflects the Company’s expectation of being able to grow the Commercial Envelope business and improve its operating efficiencies through economies of scale.  The acquired identifiable intangible assets, aggregating $87.8 million, include: (i) the Commercial Envelope trademark of $51.4 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Commercial Envelope name, including rebranding its existing commercial envelope operations with the Commercial Envelope name, the long operating history of Commercial Envelope, its existing customer base and its significant market position; (ii) customer relationships of $36.0 million, which are being amortized over their estimated weighted average useful lives of 15 years; and (iii) covenants not to compete of $0.4 million which are amortizable over their estimated useful lives of five years.  The Company also acquired favorable leases of $0.5 million, which are being amortized as an increase to rent expense over their weighted average useful lease term of approximately five years. Each of the above amounts represent the estimated fair value of the respective property, plant and equipment and other intangible assets. Commercial Envelope’s results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the August 30, 2007 acquisition date.

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in its consolidated statements of operations to give effect to the Commercial Envelope acquisition as if it had been consummated as of the beginning of fiscal year 2007 (in thousands, except per share amounts):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

	2007
	As Reported	Pro Forma
Net sales	$2,046,716	$2,148,368
Operating income	137,550	150,168
Income (loss) from continuing operations	23,985	23,369
Net income	40,781	40,165
Income (loss) per share – basic:
Continuing operations	$0.45	$0.44
Net income	$0.76	$0.75
Income (loss) per share – diluted:
Continuing operations	$0.44	$0.43
Net income	$0.75	$0.74

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual  consolidated results of operations had the Commercial Envelope acquisition actually been consummated as of the beginning of fiscal year 2007, or of the Company’s expected future results of operations.

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

ColorGraphics’ results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from July 1, 2007. Pro forma results for the year ended December 29, 2007, assuming the acquisition of ColorGraphics had been made on January 1, 2006, have not been presented since the effect was not material.

Cadmus

On March 7, 2007, the Company acquired all of the stock of Cadmus for $24.75 per share, by merging an indirect wholly-owned subsidiary of Cenveo with and into Cadmus. As a result, Cadmus became an indirect wholly-owned subsidiary of Cenveo. Following the merger, Cadmus was merged into Cenveo Corporation, a direct wholly-owned subsidiary of the Company. Cadmus is one of the world’s largest providers of content management and print offerings to scientific, technical and medical journals, one of the largest periodicals printers in North America, and a leading provider of specialty packaging and promotional printing products, with annual sales of approximately $450 million prior to its acquisition by the Company. The total cash consideration in connection with the Cadmus acquisition, excluding assumed debt of approximately $210.1 million, was approximately $248.7 million, consisting of: (i) $228.9 million in cash for all of the common stock of Cadmus, (ii) payments of $17.7 million for vested stock options and restricted shares of Cadmus and for change in control provisions in Cadmus’ incentive plans, and (iii) $2.1 million of related expenses. The purchase price allocation was finalized in 2008.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

In connection with the Cadmus acquisition, the Company refinanced its existing indebtedness and $70.1 million of Cadmus debt.

The Cadmus acquisition resulted in $233.0 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. Such goodwill reflects the substantial value of Cadmus’ historically profitable journal, periodicals and specialty packaging printing business. Goodwill also reflects the Company’s expectation of being able to grow Cadmus’ business and improve its operating efficiencies through economies of scale. The acquired identifiable intangible assets, aggregating $111.6 million, include: (i) the Cadmus trademark of $48.0 million, which has been assigned an indefinite life due to its strong brand recognition, the Company’s intention to continue using the Cadmus name, the long operating history of Cadmus, its existing customer base and its significant market position, and (ii) customer relationships of $63.6 million, which are being amortized over their estimated weighted average useful lives of approximately 20 years. The Company also acquired unfavorable leases of $3.2 million, which are being amortized as a reduction to rent expense over their weighted average useful lease term of approximately 11 years. Each of the above amounts represent the estimated fair value of the respective property, plant and equipment and other intangible assets.

Cadmus’ results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the March 7, 2007 acquisition date.

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in its consolidated statements of operations to give effect to the Cadmus acquisition as if it had been consummated as of the beginning of fiscal year 2007 (in thousands, except per share amounts):

	2007
	As Reported	Pro Forma
Net sales	$2,046,716	$2,128,533
Operating income	137,550	140,874
Income (loss) from continuing operations	23,985	19,029
Net income	40,781	35,825
Income (loss) per share – basic:
Continuing operations	$0.45	$0.36
Net income	$0.76	$0.67
Income (loss) per share – diluted:
Continuing operations	$0.44	$0.35
Net income	$0.75	$0.66

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the Cadmus acquisition actually been consummated as of the beginning of fiscal year 2007, or of the Company’s expected future results of operations.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Printegra’s results of operations and cash flows have been included in the Company’s consolidated statements of operations and cash flows from the February 12, 2007 acquisition date. Pro forma results for the year ended December 29, 2007, assuming the acquisition of Printegra had been made on January 1, 2006, have not been presented since the effect was not material.

Acquisition related Restructuring Activities

Upon the adoption of a new accounting pronouncement on January 4, 2009, the Company is required to expense restructuring and integration related costs that it previously included in the purchase price allocation of its prior year acquisitions. As a result, restructuring and impairment charges incurred in connection with the integration of Nashua into the Company’s operations are included in restructuring, impairment and other charges in the consolidated statements of operations.  Upon the acquisition of Nashua, the Company developed and implemented its plan to integrate Nashua into its existing operations (the “Nashua Plan”). In the fourth quarter of 2009, activities related to this plan included the closure and consolidation of Nashua’s Vernon, California point-of-sale facility into the Company’s existing Los Angeles, California envelope facility and elimination of duplicative headcount and public company costs. Restructuring and impairment charges for the year ended January 2, 2010 related to the Nashua Plan were as follows (in thousands):

Nashua
Employee separation costs	$710
Asset impairments	35
Equipment moving expenses	211
Lease termination expenses	159
Building clean-up and other expenses	69
Total restructuring and impairment charges	$1,184

In connection with the 2008 and 2007 acquisitions, the Company recorded liabilities in the purchase price allocations in connection with its plan to exit certain activities and, in connection with the Nashua acquisition, the Company assumed related liabilities on the date of acquisition, and incurred liabilities in connection with its integration into the Company’s operations. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 29, 2007	$3,453	$495	$351	$4,299
Accruals, net	62	1,049	149	1,260
Payments	(1,251)	(1,544)	(500)	(3,295)
Balance as of January 3, 2009	2,264	—	—	2,264
Assumed in Nashua acquisition	877	123	—	1,000
Nashua Plan	159	710	—	869
Payments	(509)	(301)	—	(810)
Balance as of January 2, 2010	$2,791	$532	$—	$3,323

Subsequent Event

On February 11, 2010, the Company announced its acquisition of Clixx Direct Marketing Services Inc. (“Clixx”). Clixx is a market leader delivering a full suite of customer products and services.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Discontinued Operations

On March 31, 2006, the Company sold to the Supremex Income Fund (the “Fund”), all of the shares of Supremex, Inc. and certain other assets (“Supremex”), and retained a 36.5% economic and voting interest in the Fund. On March 13, 2007, the Company sold its remaining 28.6% economic and voting interest in the Fund for $67.2 million and recorded a gain in 2007 of approximately $17.0 million, net of taxes of $8.4 million. Income from discontinued operations for the year ended December 29, 2007 includes equity income of $2.2 million related to the Company’s retained interest in the Fund from January 1, 2007 through the March 13, 2007 date of sale, net of related taxes.

The acquisition agreement pursuant to which the Company sold Supremex on March 31, 2006 to the Fund contains representations and warranties regarding the business that was sold that are customary for transactions of this nature. The acquisition agreement also required the Company to provide specified indemnities (subject to agreed-upon limitations) including, without limitation: (i) an indemnity in the event that its representations and warranties in the acquisition agreement were inaccurate: (ii) an indemnity regarding certain inquiries by the Canadian Competition Bureau; and (iii) an indemnity for certain contingencies. The Company does not believe that the foregoing representations, warranties and related indemnities will result in the Company making any material payments to the Fund. During the third quarter of 2009, the Company reduced its liabilities for uncertain tax positions by $12.1 million, net of deferred tax assets of $2.6 million, as a result of the expiration of certain statute of limitations. The release of these uncertain tax positions were recorded in discontinued operations, net of taxes, in the Company’s consolidated statement of operations as they relate to the sale of Supremex.

4. Inventories

Inventories by major category are as follows (in thousands):

	January 2, 2010	January 3, 2009
Raw materials	$60,332	$67,236
Work in process	25,812	27,011
Finished goods	59,084	65,322
	$145,228	$159,569

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	January 2, 2010	January 3, 2009
Land and land improvements	$18,622	$21,421
Buildings and improvements	106,785	111,208
Machinery and equipment	616,022	622,929
Furniture and fixtures	12,652	12,589
Construction in progress	12,143	14,558
	766,224	782,705
Accumulated depreciation	(378,345)	(362,248)
	$387,879	$420,457

In December 2009, the Company sold a closed commercial printing facility, which had a net book value of $6.8 million. Net proceeds of $6.9 million were received in December 2009 and excluded $0.9 million of amounts held in escrow that are subject to contingent future events. In connection with the sale, the Company recorded a gain of $0.1 million, which is included in restructuring, impairment and other charges in the consolidated statement of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Property, Plant and Equipment (Continued)

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

Assets Held for Sale

In December 2009, the Company announced the closure of a commercial printing facility located in Baltimore, Maryland (“Baltimore”). Upon the announcement of the closure, the Company began a program to sell the press assets and tradename associated with the operations. As such, the Company has recorded these assets as available for sale in other assets, net on its consolidated balance sheet and has presented them at the lower of their net book value or fair value less estimated cost to sell. The results of operations and cash flows of its Baltimore facility have not been presented in the Company’s consolidated financial statements as discontinued operations as migration of certain cash flows to other Company locations will occur.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of January 2, 2010 and January 3, 2009 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of December 29, 2007	$305,025	$364,777	$669,802
Acquisitions	6,902	9,775	16,677
Foreign currency translation	—	(1,475)	(1,475)
Impairment charge	(168,429)	(205,392)	(373,821)
Balance as of January 3, 2009	143,498	167,685	311,183
Acquisitions	8,573	—	8,573
Balance as of January 2, 2010	$152,071	$167,685	$319,756

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

	January 2, 2010				January 3, 2009
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	15	$172,205	$(38,394)	$133,811	$159,206	$(29,875)	$129,331
Trademarks and tradenames	24	21,011	(4,986)	16,025	21,011	(4,089)	16,922
Patents	4	3,028	(2,023)	1,005	3,028	(1,755)	1,273
Non-compete agreements	2	2,456	(1,958)	498	2,456	(1,634)	822
Other	9	802	(223)	579	768	(392)	376
		199,502	(47,584)	151,918	186,469	(37,745)	148,724

Intangible assets with indefinite lives:
Trademarks		143,500	—	143,500	127,500	—	127,500
Pollution credits		—	—	—	720	—	720
Total		$343,002	$(47,584)	$295,418	$314,689	$(37,745)	$276,944

Annual amortization expense for intangible assets is estimated to be as follows for the five years ending January 3, 2014 (in thousands):

Annual Estimated Expense
2010	$11,542
2011	11,319
2012	11,236
2013	11,000
2014	10,759

7. Other Current Liabilities

Other current liabilities are as follows (in thousands):

	January 2, 2010	January 3, 2009
Accrued customer rebates	$15,613	$18,427
Other accrued liabilities	82,466	70,443
	$98,079	$88,870

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt

Long-term debt is as follows (in thousands):

	January 2, 2010	January 3, 2009
Term loan, due 2013	$683,306	$707,900
7⅞% senior subordinated notes, due 2013	296,270	303,370
10½% senior notes, due 2016	170,000	175,000
8⅜% senior subordinated notes, due 2014 ($32.2 million and $72.3 million outstanding principal amount as of January 2, 2010 and January 3, 2009, respectively)	32,715	73,581
Revolving credit facility, due 2012	22,500	8,000
Other	29,126	38,504
	1,233,917	1,306,355
Less current maturities	(15,057)	(24,314)
Long-term debt	$1,218,860	$1,282,041

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

The 10½% Notes were issued pursuant to an indenture among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The 10½% Notes pay interest semi-annually on February 15 and August 15, commencing August 15, 2008. The 10½% Notes have no required principal payments prior to their maturity on August 15, 2016, constitute senior unsecured obligations and are guaranteed by the Company and substantially all of the Company’s subsidiaries.  The Company can redeem the 10½% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105¼%, plus accrued and unpaid interest.  In addition, at any time prior to August 15, 2011, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 110½% of the principal amount thereof, plus accrued and unpaid interest with the net cash proceeds of certain public equity offerings. Each holder of the 10½% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control of the Company. The 10½% Notes contain covenants, representations, and warranties substantially similar to the Company’s $320.0 million 7⅞% senior subordinated notes due 2013 (“7⅞% Notes”) and the $125.0 million 8⅜% senior subordinated notes (“8⅜% Notes”), and include a senior secured debt to consolidated cash flow liens incurrence test.

Upon the issuance of the 10½% Notes and the conversion of the Senior Unsecured Loan, the Company incurred a loss on early extinguishment of debt of $4.2 million on the write-off of unamortized debt issuance costs. The Company capitalized debt issuance costs of approximately $5.3 million, which are being amortized over the life of the 10½% Notes.

In 2009, the Company purchased in the open market approximately $5.0 million of its 10½% Notes and retired them for $3.3 million plus accrued and unpaid interest.  In connection with the retirement of these 10½% Notes, the Company recorded a gain on extinguishment of debt of $1.6 million, which included $0.1 million of unamortized deferred costs.   These open market purchases were made within permitted restricted payment limits under the Company debt agreements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (Continued)

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

In 2009, the Company purchased in the open market approximately $40.1 million of its 8⅜% Notes and retired them for $23.0 million plus accrued and unpaid interest.  In connection with the retirement of these 8⅜% Notes, the Company recorded a gain on extinguishment of debt of $17.6 million, which included the write off of $0.6 million of above noted fair value increase to the 8⅜% Notes and $0.1 million of fees. In 2008, the Company purchased in the open market approximately $31.8 million of its 8⅜% Notes and retired them for $19.6 million plus accrued and unpaid interest.  In connection with the retirement of these 8⅜% Notes, the Company recorded a gain on extinguishment of debt of $12.6 million, which included the write off of $0.5 million of above noted fair value increase to the 8⅜% Notes and $0.1 million of fees. These open market purchases were made within permitted restricted payment limits under the Company debt agreements.

7⅞% Notes

In 2004, the Company issued $320.0 million of the 7⅞% Notes, with semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to the maturity on December 1, 2013. The Company may redeem these notes, in whole or in part, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.

In 2009, the Company purchased in the open market approximately $7.1 million of its 7⅞% Notes and retired them for $4.3 million plus accrued and unpaid interest.  In connection with the retirement of these 7⅞% Notes, the Company recorded a gain on extinguishment of debt of $2.8 million, which included the write off of $0.1 million of unamortized debt issuance costs. In 2008, the Company purchased in the open market approximately $16.6 million of its 7⅞% Notes and retired them for $10.6 million plus accrued and unpaid interest.  In connection with the retirement of these 7⅞% Notes, the Company recorded a gain on extinguishment of debt of $5.8 million, which included the write off of $0.2 million of unamortized debt issuance costs.  These open market purchases were made within permitted restricted payment limits under the Company debt agreements.

Supplemental Indentures

The Company entered into supplemental indentures, dated April 16, 2008, August 20, 2008 and October 15, 2009 to the indenture dated June 15, 2004, among Cadmus, each of the subsidiary guarantors (as defined therein) and U.S. Bank National Association (as successor trustee), as trustee, pursuant to which the 8⅜% Notes were issued. Simultaneously, the Company entered into supplemental indentures, dated April 16, 2008, August 20, 2008 and October 15, 2009 to the indenture dated February 4, 2004 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the Company’s 7⅞% Notes were issued. Additionally, on August 20, 2008 and October 15, 2009 the Company entered into a supplemental indenture among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, pursuant to which the 10½% Notes were issued.  These supplemental indentures provide for the addition of acquisition subsidiaries as guarantors of the 8⅜%, 7⅞% and 10½% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (Continued)

Amended Credit Facilities and Debt Compliance

The Company’s Amended Credit Facilities, which are secured by a first priority lien on substantially all of the Company’s assets, contain, prior to effectiveness of the February 2010 amendment discussed below, two financial covenants that must be complied with: a maximum consolidated leverage ratio (the “Leverage Covenant”), and a minimum consolidated interest coverage ratio (the “Interest Coverage Covenant”).

On April 24, 2009, the Company completed the 2009 Amendment which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant.  The Leverage Covenant, with which the Company must be in pro forma compliance at all times, was increased to 6.25:1.00 through March 31, 2010, and then proceeds to step down through the end of the term of the Amended Credit Facilities. The Interest Coverage Covenant, with which the Company must be in pro forma compliance on a quarterly basis, was reduced to 1.85:1.00 through December 31, 2009, and then proceeds to step up through the end of the term of the Amended Credit Facilities. Additionally, the calculations of these two financial covenants have been modified to permit the adding back of certain amounts. The Company was in compliance with all debt agreement covenants as of January 2, 2010.

As conditions to the 2009 Amendment, the Company agreed, among other things, to increase the pricing on all outstanding Revolving Credit Facility balances and Term Loans to include interest at the three-month London Interbank Offered Rate (LIBOR) plus a spread ranging from 400 basis points to 450 basis points, depending on the quarterly Leverage Covenant calculation then in effect. Previously, the Revolving Credit Facility’s borrowing spread over LIBOR ranged from 175 basis points to 200 basis points based upon the Leverage Covenant calculation, and the borrowing spread over LIBOR for the Term Loans was 200 basis points. Further, the 2009 Amendment: (i) reduced the Revolving Credit Facility from $200.0 million to $172.5 million; (ii) increased the unfunded commitment fee paid to revolving credit lenders from 50 basis points to 75 basis points; (iii) eliminated the Company’s ability to request a $300.0 million incremental term loan facility; (iv) limited new senior unsecured debt and debt assumed from acquisitions to $50.0 million while the Leverage Covenant calculation is above 4.50:1.00; (v) eliminated the restricted payments basket, which includes dividends, share repurchases, debt repurchases and other similar transactions, while the Leverage Covenant calculation exceeds certain thresholds; (vi) required that certain additional financial information be delivered; (vii) lowered the annual amount that can be spent on capital expenditures to $30.0 million in 2009; and (viii) increased certain mandatory prepayments. An amendment fee of 50 basis points was paid to all consenting lenders who approved the 2009 Amendment.

In connection with the 2009 Amendment, the Company incurred a loss on early extinguishment of debt of $5.0 million, of which $3.9 million relates to fees paid to consenting lenders and $1.1 million relates to the write-off of previously unamortized debt issuance costs.  In addition, the Company capitalized $3.4 million of third party costs and fees paid to consenting lenders, which are being amortized over the remaining life of the Amended Credit Facilities.

In connection with the Cadmus acquisition in 2007, the Company amended and refinanced its then outstanding credit facilities and recorded a loss on early extinguishment of debt of $8.4 million, which includes $6.7 million of related fees and the write-off of $1.7 million of unamortized debt issuance costs.

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

Other Debt

Other debt as of January 2, 2010 primarily consisted of equipment loans. Of this debt, $22.4 million had an average fixed interest rate of 4.9% while $6.8 million had variable interest rates with an average interest rate of 2.0%.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (Continued)

The aggregate annual maturities for long-term debt are as follows (in thousands):

2010	$15,057
2011	13,463
2012	33,924
2013	963,345
2014	35,896
Thereafter	172,232
$1,233,917

Cash interest payments on long-term debt were $103.7 million in 2009, $100.5 million in 2008 and $89.2 million in 2007.

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion and $750.0 million as of January 2, 2010 and January 3, 2009, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of interest rates on financing options available to the Company with similar terms and maturities.

Interest expense in 2009 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.7%, compared to the average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.2% in 2008.

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of January 2, 2010 and January 3, 2009, the Company had $500.0 million and $595.0 million, respectively, of such interest rate swaps. On June 22, 2009, $220.0 million notional amount interest rate swap agreements matured and were partially replaced by $125.0 million of forward-starting interest rate swaps that went effective on the same date as the maturing swap agreements. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Effectiveness of the hedges is calculated by comparing the fair value of the derivatives to hypothetical derivatives that would be a perfect hedge of floating rate debt. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company’s consolidated financial statements depends on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. The effective portion of gain or loss on a cash flow hedge is recorded as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet (Note 14). Ineffectiveness, if any, would be reclassified to interest expense, net in the Company’s consolidated statement of operations in the period in which the hedged transaction becomes ineffective.

The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources. The interest rate swaps are categorized as Level 2 as required by the Fair Value Measurements and Disclosures Topic of the ASC 820. The table below presents the fair value of the Company’s interest rate swaps (in thousands):

	January 2, 2010	January 3, 2009
Current Liabilities:
Interest Rate Swaps	$9,044	$4,483
Long-Term Liabilities:
Interest Rate Swaps	7,875	23,180
Forward Starting Swaps	—	943

8⅞% Notes Issuance and 2010 Amendment

On February 5, 2010, the Company issued $400 million of 8⅞% Senior Second Lien Notes due 2018 (the “8⅞% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  Net proceeds after fees and expenses were used to pay down $300.0 million of Term Loans and $88.0 million outstanding under the Revolving Credit Facility simultaneously in combination with an amendment to the Company’s Amended Credit Facilities (the “2010 Amendment”).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (Continued)

The 8⅞% Notes were issued pursuant to an indenture among the Company, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among the Company, certain subsidiary grantors, Bank of America, N.A. as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by the Company and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of the Company’s Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. The Company may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to the Company’s 10½% Notes, including a senior secured debt to consolidated cash flow liens incurrence test.

The 2010 Amendment provided us, among other things, the ability to pay down at least $300.0 million of Term Loans and a portion of the Revolving Credit Facility then outstanding with net proceeds from the 8⅞% Notes. The Leverage Covenant threshold within the Amended Credit Facilities was reset requiring the Company to not exceed 6.50:1.00 at any time during fiscal year 2010, stepping down to 6.25:1.00 during fiscal year 2011 and then reducing to 5.50:1.00 for the remainder of the term of the Amended Credit Facilities. The Interest Coverage Covenant was also reset, primarily to allow for interest to be paid on the 8⅞% Notes, requiring the Company to not be less than 1.70:1.00 through the end of the third quarter of 2010, and the threshold steps up thereafter starting at 1.85:1.00 in the fourth quarter of 2010 reaching 2.25:1.00 in 2012.  Lenders to the Amended Credit Facilities also granted the Company the ability to increase the Revolving Credit Facility or Terms Loans by $100.0 million subject to the Company’s compliance with the terms contained within the Amended Credit Facilities. Additionally, the fiscal year 2009 mandatory excess cash flow payment that was to be made in March 2010 was waived given the substantial pay down of the Term Loans with net proceeds from the 8⅞% Notes.

 As conditions to the 2010 Amendment, the Company agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million when the 2010 Amendment became effective.  Further, the 2010 Amendment, among other things,: (i) added a maximum first lien leverage ratio covenant that the Company must be in pro forma compliance with at all times (the “First Lien Leverage Covenant”), which ratio may not exceed 2.50:1.00 for the first half of fiscal year 2010 and must be below 2.25:1.00 thereafter to maturity of the Amended Credit Facilities, and (ii) in calculating its financial covenants, modified the Company’s ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Terms Loans, while a 15 basis points fee on a post-amendment balance basis was paid to all consenting lenders who approved the 2010 Amendment.

In connection with the 2010 Amendment in the first quarter of 2010, the Company will incur a loss on early extinguishment of debt of $3.5 million, of which $2.0 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders. In addition, we will capitalize $2.1 million related to the 2010 Amendment, of which $1.5 million relates to amendment expenses and $0.6 million relates to fees paid to consenting lenders, both of which will be amortized over the remaining life of the Amended Credit Facilities. In connection with the issuance of the 8⅞% Notes, the Company will capitalize $12.2 million related to the issuance of the 8⅞% Notes, of which $7.6 million relates to  fees paid to lenders, $2.8 million relates to the original issuance discount and $1.8 million relates to offering expenses, all of which will be amortized over the eight year life of the 8⅞% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (Continued)

Except as provided in the 2009 Amendment and 2010 Amendment, all other provisions of the Company’s Amended Credit Facilities remain in full force and effect, including failure to operate within the revised Leverage Covenant and Interest Coverage Covenant and new First Lien Leverage Covenant ratio thresholds, in certain circumstances, or failure to have effective internal controls would prevent the Company from borrowing additional amounts and could result in a default under the Amended Credit Facilities. Such default could cause the indebtedness outstanding under the Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness the Company may then have, to become immediately due and payable.

As the Amended Credit Facilities have senior secured and first priority lien position in the Company’s capital structure and the most restrictive covenants, then provided the Company is in compliance with the Amended Credit Facilities, the Company would also be in compliance, in most circumstances, with the senior secured liens to consolidated cash flow debt incurrence tests within the Company’s 8⅞% Notes and 10½% Notes indentures and the fixed charge coverage liens incurrence tests within all Notes indentures.

In conjunction with the 2010 Amendment and issuance of the 8⅞% Notes in the first quarter of 2010, the Company de-designated $125.0 million of interest rate swap agreements previously used to hedge interest rate exposure on notional floating rate debt, of which $75.0 million are to mature in the second quarter of 2011 and $50.0 million are to mature in March 2010.  The Company did not terminate these interest rate swap agreements; however the Company may terminate them at any time prior to each respective scheduled maturity date. Any ineffectiveness, as a result of these de-designations, will be marked-to-market through interest expense, net in the consolidated statement of operations.  The fair value of these de-designated swaps currently recorded in accumulated other comprehensive loss in the consolidated balance sheet will be amortized to interest expense, net in the consolidated statement of operations over the remaining life of each respective interest rate swap agreement.

9. Income Taxes

Income (loss) from continuing operations before income taxes, was as follows for the years ended (in thousands):

	January 2, 2010	January 3, 2009	December 29, 2007
Domestic	$(61,391)	$(315,140)	$35,712
Foreign	5,801	(448)	(1,827)
	$(55,590)	$(315,588)	$33,885

Income tax expense (benefit) on income (loss) from continuing operations consisted of the following for the years ended (in thousands):

	January 2, 2010	January 3, 2009	December 29, 2007
Current tax expense (benefit):
Federal	$(1,815)	$2,011	$747
Foreign	2,276	960	(1,300)
State	1,359	2,704	1,690
	1,820	5,675	1,137
Deferred expense (benefit):
Federal	(14,643)	(13,889)	7,400
Foreign	313	(1,603)	(703)
State	(3,243)	(8,795)	2,066
	(17,573)	(24,287)	8,763
Income tax expense (benefit)	$(15,753)	$(18,612)	$9,900

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company’s actual income tax expense (benefit) is summarized as follows for the years ended (in thousands):

	January 2, 2010	January 3, 2009	December 29, 2007
Expected tax expense (benefit) at federal statutory income tax rate	$(19,456)	$(110,456)	$11,860
State and local income tax expense (benefit)	(1,230)	(1,302)	2,352
Change in valuation allowance	356	(1,298)	(4,621)
Change in contingency reserves	265	(4)	299
Non-U.S. tax rate differences	560	(486)	(478)
Non-deductible goodwill	—	90,990	—
Non-deductible expenses	4,516	2,883	1,349
Non-deductible investment expense	—	—	274
Statutory foreign rate change	—	—	(921)
Other	(764)	1,061	(214)
Income tax expense (benefit)	$(15,753)	$(18,612)	$9,900

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

	January 2, 2010	January 3, 2009
Deferred tax assets:
Net operating loss carryforwards	$89,263	$63,539
Capital loss carryback	—	3,647
Compensation and benefit related accruals	55,774	43,077
Foreign tax credit carryforwards	16,661	16,661
Alternative minimum tax credit carryforwards	10,644	10,000
Accounts receivable	3,006	3,275
Restructuring accruals	9,699	5,428
Accrued tax and interest	5,014	12,307
Other	16,544	18,841
Valuation allowance	(24,461)	(28,081)
Total deferred tax assets	182,144	148,694

Deferred tax liabilities:
Property, plant and equipment	(62,126)	(60,944)
Goodwill and other intangible assets	(96,644)	(86,633)
Inventory	365	1,029
Other	(6,943)	(234)
Total deferred tax liabilities	(165,348)	(146,782)
Net deferred tax asset	$16,796	$1,912

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

The net deferred tax asset (liability) included the following (in thousands):
	January 2, 2010	January 3, 2009
Current deferred tax asset (included in prepaid and other current assets)	$21,800	$28,684
Long-term deferred tax liability	(5,004)	(26,772)
Total	$16,796	$1,912

The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $89.3 million as of January 2, 2010. Federal net operating loss carryforwards of $223.1 million will expire in 2024 through 2029, foreign tax credit carryforwards of $16.7 million will expire in 2012 through 2015 and alternative minimum tax credit carryforwards of $10.6 million do not have an expiration date.

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance. As a result, in the fourth quarter of 2009 and 2008, we adjusted our valuation allowance by approximately $12.5 million, primarily due to the release of valuation allowance against goodwill in connection with the acquisition of Nashua, and approximately $1.3 million, respectively, to reflect the realization of deferred tax assets.

The remaining portion of the Company’s valuation allowance as of January 2, 2010 will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Effective January 1, 2007, the Company adopted ASC 740 subtopic 10, which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of this adoption, the Company did not record an adjustment to its liability for unrecognized income tax benefits or retained deficit. Included in the balance of unrecognized tax benefits as of January 2, 2010 are $6.7 million of tax benefits that, if recognized would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits as of January 2, 2010 are tax benefits that, if recognized would result in adjustments of $2.9 million to other tax accounts. There is a reasonable possibility that within the next twelve months the Company may decrease its liability for uncertain tax positions by approximately $10.3 million, which is included in other current liabilities in the consolidated balance sheet, due to the expiration of certain statutes of limitations. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the uncertain tax benefits noted above, the Company accrued interest of $1.3 million during 2009 and, in total, as of January 2, 2010, has recognized a liability for penalties of $0.1 million and interest of $4.3 million.

The Company’s unrecognized tax benefit activity for the years ending 2007, 2008 and 2009 was as follows (in thousands):

Unrecognized tax benefit – December 30, 2006	$10,748
Gross increases - tax positions in prior period	540
Gross increases - tax positions in current period	6,743
Unrecognized tax benefit – December 29, 2007	18,031
Gross increases - tax positions in prior period	308
Gross decreases - tax positions in prior period	(1,162)
Unrecognized tax benefit – January 3, 2009	17,177
Gross increases - tax positions in prior period	203
Gross decreases – expiration of applicable statute of limitations	(7,798)
Unrecognized tax benefit – January 2, 2010	$9,582

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

The Internal Revenue Service (“IRS”) has reviewed the Company’s federal income tax returns through 2002. The Company’s federal income tax returns for tax years after 2002 remain subject to examination by the IRS. The various states in which the Company is subject to income tax are generally open for the tax years after 2004. In Canada, the Company remains subject to audit for tax years after 2002. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

Net cash payments for income taxes were $1.5 million in 2009, $1.6 million in 2008 and $3.8 million in 2007.

10. Restructuring, Impairment and Other Charges

The Company has two active and two residual cost savings plans: (i) the Nashua Plan (Note 2) and the 2009 Cost Savings and Restructuring Plan; and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2009 Cost Savings and Restructuring Plan

In the first quarter of 2009, the Company developed and implemented its 2009 cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the current economic downturn. In connection with the 2009 plan, the Company implemented cost savings initiatives throughout its operations and closed three envelope plants in Deer Park, New York, Boone, Iowa and Carlstadt, New Jersey, one journal printing plant in Easton, Maryland, one commercial printing plant in Los Angeles, California, a forms plant in Jaffrey, New Hampshire and a content facility in Columbus, Ohio and consolidated them into existing operations. The Company also continued the consolidation of certain back office functions into specific centralized locations. In the fourth quarter, the Company announced the closure of its commercial printing plant in Baltimore, Maryland. As a result of the completed or announced actions in 2009, the Company has reduced its headcount by approximately 1,700. The Company anticipates being substantially complete with the implementation of these cost savings initiatives in the first quarter of 2010. The following tables present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the year ended January 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$5,505	$12,842	$1,156	$19,503
Asset impairments, net of gains on sale	2,944	11,077	143	14,164
Equipment moving expenses	1,863	3,427	—	5,290
Lease termination expenses	3,126	1,687	210	5,023
Multi-employer pension withdrawal expenses	—	11,303	—	11,303
Building clean-up and other expenses	2,196	3,728	184	6,108
Total restructuring and impairment charges	$15,634	$44,064	$1,693	$61,391

A summary of the activity charged to the restructuring liabilities for the 2009 Cost Savings and Restructuring Plan was as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—
Accruals, net	5,023	19,503	11,303	6,108	41,937
Payments	(2,799)	(16,100)	—	(5,968)	(24,867)

Balance at January 2, 2010	$2,224	$3,403	$11,303	$140	$17,070

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

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

2009 Activity

Restructuring and impairment charges for the year ended January 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$122	$87	$29	$238
Asset impairments, net of gain on sale	67	981	—	1,048
Equipment moving expenses	—	59	—	59
Lease termination expenses	140	(51)	3	92
Multi-employer pension withdrawal income	—	2,133	—	2,133
Building clean-up and other expenses	182	698	67	947
Total restructuring and impairment charges	$511	$3,907	$99	$4,517

2008 Activity

Restructuring and impairment charges for the year ended January 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Goodwill impairment charges	$168,429	$204,392	$—	$372,821
Employee separation costs	2,739	5,961	290	8,990
Asset impairments, net of gain on sale	1,130	1,421	—	2,551
Equipment moving expenses	324	658	—	982
Lease termination expenses	665	1,591	63	2,319
Multi-employer pension withdrawal income	—	(236)	—	(236)
Building clean-up and other expenses	562	1,671	51	2,284
Total restructuring and impairment charges	$173,849	$215,458	$404	$389,711

2007 Activity

Restructuring and impairment charges for the year ended December 29, 2007 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$2,381	$2,684	$5,065
Asset impairments	3,989	4,159	8,148
Equipment moving expenses	1,389	1,166	2,555
Lease termination expenses	126	3,773	3,899
Multi-employer pension withdrawal expenses	—	2,092	2,092
Building clean-up and other expenses	885	1,784	2,669
Total restructuring and impairment charges	$8,770	$15,658	$24,428

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

A summary of the activity charged to restructuring liabilities relating to the 2007 cost savings and integration plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance as of December 29, 2007	$3,582	$541	$2,092	$6,215
Accruals, net	2,319	8,990	(236)	11,073
Payments	(2,312)	(7,556)	(56)	(9,924)
Balance as of January 3, 2009	3,589	1,975	1,800	7,364
Accruals, net	92	238	2,133	2,463
Payments	(2,040)	(2,212)	(777)	(5,029)
Balance as of January 2, 2010	$1,641	$1	$3,156	$4,798

2005 Cost Savings and Restructuring Plan

In the fourth quarter of 2007, the Company completed the implementation of its 2005 cost savings and restructuring plan that it initiated in September 2005, that among other things, included consolidating purchasing activities and manufacturing platform with the closure of two manufacturing facilities in 2007 that were integrated into existing operations, reducing corporate and field human resources, streamlining information technology infrastructure and eliminating discretionary spending.  As a result of these actions, the Company reduced headcount by approximately 100 employees and closed and consolidated two commercial printing operations in 2007. During 2006, the Company reduced headcount by approximately 900 employees, consolidated seven manufacturing facilities and closed three printing operations. The cumulative total costs incurred through January 2, 2010 related to this plan for envelopes, forms and labels, commercial printing and corporate were $33.9 million, $73.4 million and $30.4 million, respectively. The following tables and discussion present the details of the expenses recognized as a result of this plan.

2009 Activity

Restructuring and impairment charges for the year ended January 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$—	$—	$—	$—
Asset impairments, net of gain on sale	—	18	—	18
Equipment moving expenses	—	14	—	14
Lease termination expenses	(203)	419	93	309
Building clean-up and other expenses	279	322	—	601
Total restructuring and impairment charges	$76	$773	$93	$942

2008 Activity

Restructuring and impairment charges for the year ended January 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$36	$132	$35	$203
Asset impairments, net of gain on sale	—	(226)	—	(226)
Equipment moving expenses	—	520	—	520
Lease termination expenses	(93)	492	218	617
Building clean-up and other expenses	386	1,192	25	1,603
Total restructuring and impairment charges	$329	$2,110	$278	$2,717

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

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

A summary of the activity charged to the restructuring liabilities as a result of the 2005 cost savings and restructuring plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance as of December 29, 2007	$4,793	$1,163	$297	$6,253
Accruals, net	617	203	—	820
Payments	(1,533)	(1,366)	(89)	(2,988)
Balance as of January 3, 2009	3,877	—	208	4,085
Accruals, net	309	—	—	309
Payments	(2,508)	—	(120)	(2,628)
Balance as of January 2, 2010	$1,678	$—	$88	$1,766

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee in the first quarter of 2008, the Company incurred a non-recurring charge in 2008 of approximately $6.7 million for professional fees.

11. Stock-Based Compensation

The Company’s 2007 Long-Term Equity Incentive Plan, as amended and approved in May 2008 (the “2007 Plan”) authorizes the issuance of up to 4,500,000 shares of the Company’s common stock. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by 320,750 shares as of January 2, 2010.

The Company’s outstanding unvested stock options have maximum contractual terms of up to ten years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted share units (“RSUs”) principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or the exercise of other equity awards. The Company has no outstanding restricted shares or stock appreciation rights.

The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, restricted stock and restricted share units, based on the fair value of the award at the date of grant in accordance with the modified prospective method under ASC 718. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period for each separately vesting portion of the award, net of estimated forfeitures.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations was $14.3 million, $18.1 million and $10.3 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively. Income tax benefit related to the Company’s stock-based compensation expense was $2.2 million, $5.7 million and $3.3 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

As of January 2, 2010, there was approximately $23.7 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.0 years.

Stock Options

A summary of the Company’s outstanding stock options as of and for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding as of December 30, 2006	3,326,780	$14.71	5.7	$21,589
Granted	780,000	17.89
Exercised	(34,175)	8.92		$463
Forfeited	(222,625)	18.84
Outstanding as of December 29, 2007	3,849,980	$15.14	4.8	$13,661
Granted	—	—
Exercised	(209,880)	8.93		$516
Forfeited	(718,125)	17.04
Outstanding as of January 3, 2009	2,921,975	$15.12	3.9	$32
Granted	1,315,328 (b)	4.27
Exercised	(106,452)	3.82		$421
Forfeited	(213,000)	16.13
Outstanding as of January 2, 2010	3,917,851	$11.73	3.7	$5,513

Exercisable as of December 29, 2007	1,316,855	$12.71	4.5	$7,503
Exercisable as of January 3, 2009	1,678,225	$13.76	3.9	$32
Exercisable as of January 2, 2010	2,288,226	$13.81	2.8	$437

________________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of January 2, 2010, January 3, 2009 and December 29, 2007 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

(b)	Includes 176,328 stock options assumed in connection with the acquisition of Nashua.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

The weighted-average grant date fair value of stock options granted in 2007 and 2009, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions are as follows:

	January 2, 2010	December 29, 2007
Weighted average fair value of option grants during the year	$1.68	$6.31
Assumptions:
Expected option life in years	4.25	4.25
Risk-free interest rate	2.09%	4.05%
Expected volatility	0.460	0.363
Expected dividend yield	0.0%	0.0%

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

Restricted Shares and RSUs

A summary of the Company’s non-vested restricted shares and RSUs as of and for the three years ended January 2, 2010 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 30, 2006	150,000	$9.52	607,150	$19.19
Granted	—	—	761,750	17.89
Vested	(50,000)	9.52	(173,900)	20.55
Forfeited	—	—	(62,850)	18.97
Unvested as of December 29, 2007	100,000	$9.52	1,132,150	$18.36
Granted	—	—	1,930,410	9.77
Vested	(50,000)	9.52	(395,600)	18.19
Forfeited	—	—	(136,171)	17.59
Unvested as of January 3, 2009	50,000	$9.52	2,530,789	$11.95
Granted	171,144 (a)	6.53	562,960	4.22
Vested	(50,000)	9.52	(1,136,715)	11.89
Forfeited	(10,000)	6.53	(60,449)	9.59
Unvested as of January 2, 2010	161,144	$6.53	1,896,585	$9.72
________________________
(a)	Represents restricted shares that were granted in connection with the acquisition of Nashua.

The total fair value of restricted shares and RSUs which vested during 2009 was $0.3 million and $5.8 million, respectively, as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2008 was $0.5 million and $3.8 million, respectively, as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2007 was $0.9 million and $3.1 million, respectively, as of the respective vesting dates.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans

Savings Plan. The Company sponsors a defined contribution plan to provide substantially all U.S. salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2009, 2008 and 2007, the Company matched only certain union employee’s voluntary contributions and contributions required under the collective bargaining agreements assumed with the Nashua acquisition and the 2007 Acquisitions. Company contributions to the plan were $0.1 million in 2009 and 2008 and $1.1 million in 2007. Employees participating in the plan held 2,259,679 shares of the Company’s common stock as of January 2, 2010.

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

Nashua, which was acquired by the Company on September 15, 2009, had two defined benefit pension plans, which cover eligible Nashua regular full-time employees. Benefits available under these plans are generally determined by years of service and the levels of compensation during those years. Prior to the Company’s acquisition of Nashua, the benefits under the Nashua pension plans were frozen to mitigate the volatility in pension expense and required cash contributions expected in future years. Based on actuarial data at the date of acquisition, the Nashua pension plans were under-funded by approximately $33.3 million.

In connection with the acquisition of Cadmus, the Company assumed certain defined benefit pension plans, including participation in one multi-employer retirement plan that provides defined benefits to employees covered by two collective bargaining agreements. The defined benefit plans provide benefit payments using formulas based on an employees compensation and length of service, or stated amounts for each year of service. Prior to the Company’s acquisition of Cadmus, the benefits under the Cadmus pension plans, except for one plan, were frozen to mitigate the volatility in pension expense and required cash contributions expected in future years.

Supplemental Executive Retirement Plans. As a result of prior acquisitions, including Nashua in 2009 and Cadmus in 2007, the Company assumed responsibility for supplemental executive retirement plans (“SERP”), which provide benefits to certain former directors and executives. The Nashua SERP, which was under funded by approximately $2.9 million based on actuarial data at the date of acquisition, was frozen prior to the acquisition by the Company. For accounting purposes, these plans are unfunded; however, one plan has annuities that cover a portion of the liability to the participants in its plan and the income from the annuities offsets a portion of the cost of the plan. These annuities are included in other assets, net in the consolidated balance sheets.

Other Postretirement Plans.  Prior to the acquisition by the Company in 2007, Cadmus maintained separate postretirement benefit plans (medical and life insurance (“OPEB”)) for certain of its former employees, which were amended by the Company upon acquisition. Certain Cadmus employees are eligible for retiree medical coverage for themselves and their spouses if they retire on or after reaching age 55 with ten or more years of service. Benefits differ depending upon the date of retirement.

Nashua also maintained separate postretirement benefit plans for certain of its former employees. The plans provide certain postretirement health care and related benefits to eligible retired employees and their spouses. Salaried participants generally became eligible for retiree health care benefits after reaching age 60 with ten years of service and retiring prior to January 1, 2003. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining arrangement. Based on actuarial data at the date of acquisition, the Nashua postretirement plans were under-funded by approximately $0.3 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

Funded Status. The following table provides a reconciliation of the changes in the Company’s pension, SERP and OPEB plans benefit obligations and fair value of assets for 2009 and 2008, a statement of the funded status as of January 2, 2010 and January 3, 2009, respectively, and the amounts recognized in the consolidated balance sheets as of January 2, 2010 and January 3, 2009 (in thousands).

	Pensions		SERPs		OPEBs
	2009	2008	2009	2008	2009	2008
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$151,371	$155,793	$16,329	$17,215	$2,189	$2,425
Projected benefit obligation assumed from acquisitions	102,724	—	2,908	—	341	—
Service cost	543	480	—	—	—	—
Interest cost	10,821	9,030	1,347	935	133	137
Actuarial (gain) loss	6,374	(5,995)	395	110	355	(149)
Plan amendment (gain) loss	—	—	—	—	—	(47)
Benefits paid	(9,467)	(7,937)	(2,014)	(1,931)	(171)	(177)
Benefit obligation at end of year	$262,366	$151,371	$18,965	$16,329	$2,847	$2,189
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$98,226	$132,989	$—	$—	$—	$—
Fair value of plan assets assumed from acquisitions	69,412	—	—	—	—	—
Actual return on plan assets	20,668	(32,934)	—	—	—	—
Employer contributions	4,594	6,108	2,014	1,931	171	177
Benefits paid	(9,467)	(7,937)	(2,014)	(1,931)	(171)	(177)
Fair value of plan assets at end of year	183,433	98,226	—	—	—	—
Funded status at end of period	$(78,933)	$(53,145)	$(18,965)	$(16,329)	$(2,847)	$(2,189)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$34,636	$42,063	$1,264	$870	$111	$(248)
Prior service cost	10	18	—	—	(42)	(47)
Total	$34,646	$42,081	$1,264	$870	$69	$(295)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$2,129	$1,939	$367	$265
Long-term liabilities	78,933	53,145	16,836	14,390	2,480	1,924
Total liabilities	$78,933	$53,145	$18,965	$16,329	$2,847	$2,189

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

The following table provides components of the net periodic cost for the pension, SERP and OPEB plans for the years ended 2009, 2008 and 2007 (in thousands):

	January 2, 2010	January 3, 2009	December 29, 2007
Service cost	$543	$480	$413
Interest cost on projected benefit obligation	12,301	10,102	8,731
Expected return on plan assets	(9,251)	(10,624)	(8,339)
Net amortization and deferral	2	8	8
Recognized actuarial loss	2,383	221	224
Net periodic cost	$5,978	$187	$1,037

Interest cost on projected benefit obligation includes $1.5 million, $1.1 million and $1.1 million related to the Company’s SERP and OPEB plans in 2009, 2008 and 2007, respectively.

The assumptions used in computing the net periodic cost and the funded status were as follows:

	January 2, 2010	January 3, 2009	December 29, 2007
Weighted average discount rate	5.75%	6.25%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The discount rate assumption used to determine the Company’s pension obligations as of January 2, 2010 and January 3, 2009 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of January 2, 2010 and January 3, 2009, respectively, using a single discount rate rounded to the nearest 0.25%.

The expected long-term rate of return on plan assets of 8.0% for the year ended January 2, 2010 and January 3, 2009, was based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.

The range of asset allocations and the target allocations for the pension and other post-retirement asset investments were as follows:

	January 2, 2010	January 3, 2009	Target
Equity securities	46-61%	46-71%	60-75%
Fixed income securities	20-35%	25-38%	25-35%
Alternative investments and other	4-29%	4-16%	0-10%

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

The Company’s investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. Equity investments are diversified by including U.S. and non-U.S. stocks, growth stocks, value stocks and stocks of large and small companies. Fixed income securities are primarily U.S. governmental and corporate bonds, including mutual funds. Alternative investments are primarily private equity hedge funds and hedge fund-of-funds.

The fair values of the Company’s pension plan assets at January 2, 2010, by asset category are as follows (in thousands):

	Quoted Market Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$4,492	$—	$—	$4,492
Fixed income	39,562	1,815	—	41,377
Commodities	2,938	—	—	2,938
Equity	96,778	—	—	96,778
Alternative investments	—	—	35,707	35,707
Group annuity contracts	—	2,141	—	2,141
Total	$143,770	$3,956	$35,707	$183,433

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets (in thousands):

Alternative Investments
Balance as of January 3, 2009	$16,314
Assumed in acquisition	17,083
Unrealized gains	2,628
Purchases, sales and settlements	(318)
Balance as of January 2, 2010	$35,707

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	January 2, 2010	January 3, 2009
Projected benefit obligation	$281,331	$167,700
Accumulated benefit obligation	280,463	166,928
Fair value of plan assets	183,433	98,226

The Company currently expects to contribute approximately $8.1 million to its pension plans and approximately $2.5 million to its SERP and OPEB plans in 2010.

The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2010 through 2014, and in the aggregate for the years 2015 through 2019, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2010	$13,622	$2,116	$377
2011	14,041	2,026	340
2012	14,697	2,104	316
2013	15,246	2,164	293
2014	15,834	2,082	271
2015 – 2019	86,635	7,731	1,075

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

Certain other U.S. employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $2.7 million in 2009, $3.8 million in 2008 and $3.7 million in 2007. In 2009 and 2007, the Company recorded withdrawal liabilities of $13.4 million and $2.1 million, respectively, from certain multi-employer pension plans that were incurred in connection with its restructuring programs.

13. Commitments and Contingencies

Leases. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2018. Certain leases include renewal and/or purchase options, which may be exercised by us. As of January 2, 2010, future minimum annual lease payments by year and in the aggregate under non-cancelable lease agreements with original terms of one year or more consisted of the following (in thousands):

2010	$25,026
2011	20,253
2012	14,781
2013	11,327
2014	7,099
Thereafter	12,508
Total	$90,994

Rent expense was $33.4 million, $40.2 million and $43.4 million in 2009, 2008 and 2007, respectively.

Environmental.  Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the Company’s ultimate cost of remediation is an estimate and is contingent on these factors. As of January 2, 2010, the liability, relating to Nashua’s environmental matters, was $3.6 million and is included in other long-term liabilities on the Company’s consolidated balance sheet. Based on information currently available, the Company believes that Nashua’s remediation expense, if any, is not likely to have a material adverse effect on its consolidated financial position or results of operations.

Litigation. The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk. The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are generally limited due to the Company’s diverse customer base and its dispersion across different industries and geographic areas.

Letters of Credit. As of January 2, 2010, the Company had outstanding letters of credit of approximately $21.5 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will be significant.

Tax Audits. The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):
	January 2, 2010	January 3, 2009
Currency translation adjustments	$3,539	$(899)
Unrealized loss on cash flow hedges, net of tax expense of $4,666 and tax benefit of $10,101 as of January 2, 2010 and January 3, 2009, respectively	(11,483)	(18,503)
Pension liability adjustments, net of tax expense of $2,704 and tax benefit of $13,292 as of January 2, 2010 and January 3, 2009, respectively	(22,332)	(26,950)
Total accumulated other comprehensive loss	$(30,276)	$(46,352)

In connection with the non-cash goodwill impairment charges recorded in the fourth quarter of 2008, the Company reclassified $1.0 million of currency translation adjustment into restructuring, impairment and other charges.

15. Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options and RSUs to issue common stock were exercised under the treasury stock method. For the years ended January 2, 2010, January 3, 2009 and December 29, 2007, the effect of approximately 5,865,940, 5,342,400 and 4,021,078 stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share.

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended (in thousands, except per share data):

	January 2, 2010	January 3, 2009	December 29, 2007
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(39,837)	$(296,976)	$23,985
Income (loss) from discontinued operations, net of taxes	8,898	(1,051)	16,796
Net income (loss)	$(30,939)	$(298,027)	$40,781
Denominator weighted average common shares outstanding:
Basic shares	56,787	53,904	53,584
Dilutive effect of equity awards	—	—	1,061
Diluted shares	56,787	53,904	54,645

Income (loss) per share – basic:
Continuing operations	$(0.70)	$(5.51)	$0.45
Discontinued operations	0.16	(0.02)	0.31
Net income (loss)	$(0.54)	$(5.53)	$0.76
Income (loss) per share - diluted:
Continuing operations	$(0.70)	$(5.51)	$0.44
Discontinued operations	0.16	(0.02)	0.31
Net income (loss)	$(0.54)	$(5.53)	$0.75

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Segment Information

The Company is organized into two operating segments: the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing and printing of: (i) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; (ii) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains; and (iii) direct mail and customized envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies.  The commercial printing segment provides print, design and content management offerings, including: (i) specialty packaging and high quality promotional materials for multinational consumer products companies; (ii) scientific, technical and medical journals, special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; (iii) high-end color printing of a wide range of premium products for major national and regional customers; and (iv) general commercial printing products for regional and local customers.

Operating income of each segment includes substantially all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Segment Information (Continued)

	January 2, 2010	January 3, 2009	December 29, 2007
Net sales:
Envelopes, Forms and Labels	$819,399	$916,145	$897,722
Commercial Printing	895,232	1,182,549	1,148,994
Total	$1,714,631	$2,098,694	$2,046,716
Operating income (loss)(1):
Envelopes, Forms and Labels	$77,200	$(40,979)	$117,342
Commercial Printing	(6,397)	(136,828)	55,085
Corporate	(38,615)	(45,739)	(34,877)
Total	$32,188	$(223,546)	$137,550
Restructuring, impairment and other charges:
Envelopes, Forms and Labels	$17,405	$174,178	$11,350
Commercial Printing	48,744	217,568	28,279
Corporate	1,885	7,320	457
Total	$68,034	$399,066	$40,086
Significant non-cash charges:
Envelopes, Forms and Labels	$4,011	$169,916	$3,640
Commercial Printing	27,919	210,172	16,089
Corporate	274	1,950	—
Total	$32,204	$382,038	$19,729
Depreciation and intangible asset amortization:
Envelopes, Forms and Labels	$24,561	$25,410	$21,015
Commercial Printing	39,825	47,164	43,346
Corporate	2,017	1,435	1,147
Total	$66,403	$74,009	$65,508
Capital expenditures:
Envelopes, Forms and Labels	$4,239	$7,181	$5,145
Commercial Printing	18,150	39,819	24,546
Corporate	2,838	2,243	1,847
Total	$25,227	$49,243	$31,538
Net sales by product line:
Envelopes	$517,512	$651,235	$604,351
Commercial Printing and Packaging	600,294	815,388	823,195
Journals and Periodicals	293,891	365,490	323,370
Labels and Business Forms	302,934	266,581	295,800
Total	$1,714,631	$2,098,694	$2,046,716
Intercompany sales:
Envelopes, Forms and Labels to Commercial Printing	$4,350	$6,415	$8,802
Commercial Printing to Envelopes, Forms and Labels	1,865	3,655	6,985
Total	$6,215	$10,070	$15,787

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Segment Information (Continued)

Summarized financial information concerning the Company’s reportable segments is as follows as of and for the years ended (in thousands):

	January 2, 2010	January 3, 2009
Identifiable assets:
Envelopes, Forms and Labels	$689,516	$624,760
Commercial Printing	776,637	863,224
Corporate	59,620	64,130
Total	$1,525,773	$1,552,114

Geographic information is as follows as of and for the years ended (in thousands):

	January 2, 2010	January 3, 2009	December 29, 2007
Net sales:
U.S.	$1,636,112	$2,014,412	$1,961,505
Foreign	78,519	84,282	85,211
Total	$1,714,631	$2,098,694	$2,046,716

	January 2, 2010	January 3, 2009
Long-lived assets (property plant and equipment, goodwill and intangible assets:
U.S.	$980,452	$991,596
Foreign	22,601	16,988
Total	$1,003,053	$1,008,584

(1)
The Company’s segment operating income (loss) of each reportable segment for the three-months ended March 28, 2009, three- and six-months ended June 27, 2009 and three- and nine-months ended October 3, 2009, have been revised to correct an immaterial error related to certain corporate allocations to each reportable segment during the fourth quarter of 2009. The Company does not believe the effect of these revisions is material, quantitatively or qualitatively, to its consolidated financial statements. The table below presents the impact of this revision for each reportable segment’s operating income (loss) for each period presented:

	Three Months Ended March 28, 2009		Three Months Ended June 27, 2009		Three Months Ended October 3, 2009
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Operating income (loss):
Envelopes, Forms and Labels	$8,406	$10,475	$10,647	$16,457	$19,872	$27,522
Commercial Printing	1,430	(639)	(7,408)	(13,218)	14,364	6,714
Corporate	(9,615)	(9,615)	(8,716)	(8,716)	(9,234)	(9,234)
Total	$221	$221	$(5,477)	$(5,477)	$25,002	$25,002
			Six Months Ended June 27, 2009		Nine Months Ended October 3, 2009
			As Reported	As Adjusted	As Reported	As Adjusted
Operating income (loss):
Envelopes, Forms and Labels			$19,053	$26,932	$38,925	$54,454
Commercial Printing			(5,978)	(13,857)	8,386	(7,143)
Corporate			(18,331)	(18,331)	(27,565)	(27,565)
Total			$(5,256)	$(5,256)	$19,746	$19,746

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries

Cenveo is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. In January 2004, the Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7⅞% Notes and, in connection with the acquisition of Cadmus in 2007, assumed Cadmus’ 8⅜% Notes (the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three years ended 2009, 2008 and 2007. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$8,971	$764	$1,061	$—	$10,796
Accounts receivable, net	—	111,687	151,046	5,830	—	268,563
Inventories	—	70,252	73,715	1,261	—	145,228
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	50,319	13,501	1,023	—	64,843
Total current assets	—	278,167	239,026	9,175	(36,938)	489,430

Investment in subsidiaries	(176,510)	1,537,082	4,225	6,725	(1,371,522)	—
Property, plant and equipment, net	—	125,694	261,765	420	—	387,879
Goodwill	—	29,243	290,513	—	—	319,756
Other intangible assets, net	—	7,590	287,828	—	—	295,418
Other assets, net	—	26,664	6,278	348	—	33,290
Total assets	$(176,510)	$2,004,440	$1,089,635	$16,668	$(1,408,460)	$1,525,773

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,610	$7,447	$—	$—	$15,057
Accounts payable	—	97,442	84,657	1,841	—	183,940
Accrued compensation and related liabilities	—	15,670	14,171	—	—	29,841
Other current liabilities	—	76,919	20,357	803	—	98,079
Intercompany payable (receivable)	—	781,625	(786,378)	4,753	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	979,266	(622,808)	7,397	(36,938)	326,917

Long-term debt	—	1,197,461	21,399	—	—	1,218,860
Deferred income tax liability (asset)	—	(47,298)	53,981	(1,679)	—	5,004
Other liabilities	—	51,521	99,981	—	—	151,502
Shareholders’ (deficit) equity	(176,510)	(176,510)	1,537,082	10,950	(1,371,522)	(176,510)
Total liabilities and shareholders’ (deficit) equity	$(176,510)	$2,004,440	$1,089,635	$16,668	$(1,408,460)	$1,525,773

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended January 2, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$745,381	$949,974	$19,276	$—	$1,714,631
Cost of sales	—	629,246	753,096	12,436	—	1,394,778
Selling, general and administrative	—	118,328	90,825	425	—	209,578
Amortization of intangible assets	—	425	9,628	—	—	10,053
Restructuring and impairment charges	—	43,651	24,383	—	—	68,034
Operating income (loss)	—	(46,269)	72,042	6,415	—	32,188
Interest expense, net	—	104,585	1,538	(60)	—	106,063
Intercompany interest expense (income)	—	(1,042)	1,042	—	—	—
(Gain) loss on early extinguishment of debt	—	(16,917)	—	—	—	(16,917)
Other (income) expense, net	—	930	(2,586)	288	—	(1,368)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(133,825)	72,048	6,187	—	(55,590)
Income tax expense (benefit)	—	893	(19,431)	2,785	—	(15,753)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(134,718)	91,479	3,402	—	(39,837)
Equity in income of unconsolidated subsidiaries	(30,939)	94,881	3,402	—	(67,344)	—
Income (loss) from continuing operations	(30,939)	(39,837)	94,881	3,402	(67,344)	(39,837)
Income from discontinued operations, net of taxes	—	8,898	—	—	—	8,898
Net income (loss)	$(30,939)	$(30,939)	$94,881	$3,402	$(67,344)	$(30,939)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 2, 2010
 (in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$14,274	$(79,440)	$134,516	$2,702	$—	$72,052
Cash flows from investing activities:
Capital expenditures	—	(8,863)	(16,364)	—	—	(25,227)
Cost of business acquisitions, net of cash acquired	—	(3,189)	—	—	—	(3,189)
Intercompany note	—	2,257	—	—	(2,257)	—
Investment in guarantor subsidiary preferred shares	—	—	—	(6,725)	6,725	—
Proceeds from sale of property, plant and equipment	—	13,041	1,578	—	—	14,619
Proceeds from sale of investment	—	—	4,032	—	—	4,032
Net cash (used in) provided by investing activities	—	3,246	(10,754)	(6,725)	4,468	(9,765)
Cash flows from financing activities:
Repayment of term loans	—	(24,594)	—	—	—	(24,594)
Repayment of 8⅜% senior subordinated notes	—	(23,024)	—	—	—	(23,024)
Repayments of other long-term debt	—	(385)	(11,793)	—	—	(12,178)
Payment of amendment and debt issuance costs	—	(7,296)	—	—	—	(7,296)
Repayment of 7⅞% senior subordinated notes	—	(4,295)	—	—	—	(4,295)
Repayment of 10½% senior notes	—	(3,250)	—	—	—	(3,250)
Purchase and retirement of common stock upon vesting of RSUs	(2,043)	—	—	—	—	(2,043)
Payment of fees on repurchase and retirement of debt	—	(94)	—	—	—	(94)
Borrowings under revolving credit facility, net	—	14,500	—	—	—	14,500
Proceeds from exercise of stock options	532	—	—	—	—	532
Proceeds from issuance of preferred shares	—	—	6,725	―	(6,725)	—
Intercompany note	—	—	(2,257)	—	2,257	—
Intercompany advances	(12,763)	128,888	(116,427)	302	—	—
Net cash (used in) provided by financing activities	(14,274)	80,450	(123,752)	302	(4,468)	(61,742)
Effect of exchange rate changes on cash and cash equivalents	—	—	(299)	106	—	(193)
Net increase (decrease) in cash and cash equivalents	—	4,256	(289)	(3,615)	—	352
Cash and cash equivalents at beginning of period	—	4,715	1,053	4,676	—	10,444
Cash and cash equivalents at end of period	$—	$8,971	$764	$1,061	$—	$10,796

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 3, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided (used in) by operating activities	$18,140	$(69,095)	$258,441	$2,362	$—	$209,848
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(47,412)	—	—	—	(47,412)
Capital expenditures	—	(27,368)	(21,875)	—	—	(49,243)
Intercompany note	—	913	—	—	(913)	—
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	17,944	314	—	—	18,258
Net cash (used in) provided by investing activities	—	(59,576)	(21,561)	—	(913)	(82,050)
Cash flows from financing activities:
Repayment of senior unsecured loan	—	(175,000)	—	—	—	(175,000)
Repayment under revolving credit facility, net	—	(83,200)	—	—	—	(83,200)
Repayment of 8⅜% senior subordinated notes	—	(19,567)	—	—	—	(19,567)
Repayments of other long-term debt	—	(1,137)	(17,796)	—	—	(18,933)
Repayment of 7⅞% senior subordinated notes	—	(10,561)	—	—	—	(10,561)
Repayments of term loans	—	(7,200)	—	—	—	(7,200)
Payment of debt issuance costs	—	(5,297)	—	—	—	(5,297)
Purchase and retirement of common stock upon vesting of RSUs	(1,054)	—	—	—	—	(1,054)
Tax liability from stock-based compensation	(1,377)	—	—	—	—	(1,377)
Payment of refinancing fees, redemption, premiums and expenses	—	(130)	—	—	—	(130)
Proceeds from issuance of 10½% senior notes	—	175,000	—	—	—	175,000
Proceeds from issuance of other long-term debt	—	6,927	6,000	—	—	12,927
Proceeds from exercise of stock options	1,876	—	—	—	—	1,876
Intercompany note	—	—	(913)	—	913	—
Intercompany advances	(17,585)	240,460	(224,000)	1,125	—	—
Net cash (used in) provided by financing activities	(18,140)	120,295	(236,709)	1,125	913	(132,516)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	—	(720)	—	(720)
Net (decrease) increase in cash and cash equivalents	—	(8,376)	171	2,767	—	(5,438)
Cash and cash equivalents at beginning of year	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of year	$—	$4,715	$1,053	$4,676	$—	$10,444

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 29, 2007
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,162,075	$872,947	$11,694	$—	$2,046,716
Cost of sales	—	954,373	665,472	8,861	—	1,628,706
Selling, general and administrative	—	164,620	64,907	434	—	229,961
Amortization of intangible assets	—	4,826	5,587	—	—	10,413
Restructuring and impairment charges	—	39,956	130	—	—	40,086
Operating income (loss)	—	(1,700)	136,851	2,399	—	137,550
Gain on sale of non-strategic businesses	—	(189)	—	—	—	(189)
Interest expense, net	—	90,070	1,411	(14)	—	91,467
Intercompany interest expense (income)	—	(3,598)	3,598	—	—	—
Loss on early extinguishment of debt	—	9,186	70	—	—	9,256
Other expense, net	—	1,091	1,681	359	—	3,131
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(98,260)	130,091	2,054	—	33,885
Income tax expense (benefit)	—	12,303	(2,504)	101	—	9,900
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(110,563)	132,595	1,953	—	23,985
Equity in income of unconsolidated subsidiaries	40,781	134,548	1,953	—	(177,282)	—
Income (loss) from continuing operations	40,781	23,985	134,548	1,953	(177,282)	23,985
Income from discontinued operations, net of taxes	—	16,796	—	—	—	16,796
Net income (loss)	$40,781	$40,781	$134,548	$1,953	$(177,282)	$40,781

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Selected Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended 2009
Net sales	$412,100	$397,644	$448,039	$456,848
Operating income (loss)	221	(5,477)	25,002	12,442
Income (loss) from continuing operations	(4,187)	(17,841)	(8,432)	(9,377)
Income (loss) from discontinued operations, net of taxes	(124)	(411)	9,505	(72)
Net income (loss)	(4,311)	(18,252)	1,073	(9,449)
Income (loss) per share from continuing operations—
Basic and diluted(1)	(0.08)	(0.33)	(0.15)	(0.15)
Income (loss) per share from discontinued operations—
Basic and diluted(1)	—	(0.01)	0.17	—
Net income (loss) per share—basic and diluted(1)	(0.08)	(0.34)	0.02	(0.15)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended 2008
Net sales	$534,328	$524,501	$522,705	$517,160
Operating income (loss)	22,980	36,151	48,176	(330,853)	(2)
Income (loss) from continuing operations	(2,743)	3,066	12,387	(309,686)	(3)
Income (loss) from discontinued operations, net of taxes	(656)	(399)	(59)	63
Net income (loss)	(3,399)	2,667	12,328	(309,623)	(3)
Income (loss) per share from continuing operations—
Basic and diluted(1)	(0.05)	0.06	0.23	(5.71)
Income (loss) per share from discontinued operations—
Basic and diluted(1)	(0.01)	(0.01)	—	—
Net income (loss) per share—basic and diluted(1)	(0.06)	0.05	0.23	(5.71)

 ________________________
(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.
(2)	Includes $372.8 million of pre-tax goodwill impairment charges.
(3)	Includes $330.7 million of goodwill impairment charges, net of a tax benefit of $42.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 2, 2010 is effective.

The Company’s internal control over financial reporting as of January 2, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 83.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have audited Cenveo, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cenveo, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for the fiscal years then ended and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Melville, New York
March 3, 2010

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company and the information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Stockholders (2010 Proxy Statement) under the captions “Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Nomination of Directors,” and “Audit Committee,” and such information is incorporated herein by reference.

Item 11.   Executive Compensation

This information is included under the captions “Compensation of Executive Officers,” “Board Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is included under the captions “Ownership of Voting Securities” and “Compensation of Executive Officers—Equity Compensation Plan Information” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

This information is included under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

This information is included under the captions “Independent Public Auditors” and “Report of the Audit Committee” in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules

Included in Part IV of this Report:

		Page
Schedule II	Valuation and Qualifying Accounts for the Years Ended
	January 2, 2010, January 3, 2009 and December 29, 2007	91

(a)(3) Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement dated as of July 17, 2007 among Cenveo Corporation, Commercial Envelope Manufacturing Co. Inc. and its shareholders—incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed July 20, 2007.

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

4.8
Eighth Supplemental Indenture, dated as of October 15, 2009 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004, relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed October 16, 2009.

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

4.16
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

4.17
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

4.18
Ninth Supplemental Indenture, dated as of October 15, 2009, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed October 16, 2009.

4.19
Indenture, dated as of June 13, 2008, between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed June 13, 2008.

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

4.22
Second Supplemental Indenture, dated as of October 15, 2009, to the Indenture of June 13, 2008 between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed October 16, 2009.

4.23
Registration Rights Agreement dated as of June 13, 2008, among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and Lehman Brothers Inc.—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.24
Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed February 9, 2010.

4.25	Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed February 9, 2010.

4.26
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed February 9, 2010.

4.27
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the grantors named therein, Wells Fargo Bank, National Association, as second lien collateral agent, Bank of America, N.A., as first lien agent and control agent—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K filed February 9, 2010.

4.28*
Second Lien Pledge and Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent.

4.29*
Second Lien Intellectual Property Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent.

10.1+	Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors—incorporated by reference from Exhibit 10.17 of the registrant's Registration Statement on Form S-1 dated March 25, 1994.

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

10.6+
Amendment, dated December 29, 2008, to Employment Agreement dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K for the fiscal year ended January 3, 2009, filed March 19, 2009.

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

10.10
Settlement and Governance Agreement by and among the registrant, Burton Capital Management, LLC and Robert G. Burton, Sr., dated September 9, 2005—incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 12, 2005.

10.11+
Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit 10.24 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 2, 2004.

10.12+	Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit A to registrant’s Schedule 14A filed April 6, 2009.

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

10.16
Credit Agreement dated as of June 21, 2006 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed June 27, 2006.

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

10.19
Third Amendment, dated as of April 24, 2009, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed April 27, 2009 and incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed July 30, 2009.

10.20*
Fourth Amendment, dated as of January 25, 2010, to Credit Agreement dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A, as Administrative Agent, and the other lenders party thereto.

10.21
Loan Agreement, dated as of August 30, 2007, among Cenveo Corporation, Cenveo, Inc., Lehman Commercial Paper Inc., as Administrative Agent, the lenders party thereto and Lehman Brothers Inc., as Sole Lead Arranger and Sole Book Manager—incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 93.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.
____________
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

(b) Exhibits Filed

Included in Item 15(a)(3) of this Report.

(c) Financial Statement Schedules Filed

Included in Item 15(a)(2) of this Report.

SCHEDULE II

CENVEO, INC. AND SUBSIDIARIES
Supplemental Valuation and Qualifying Accounts
(in thousands)

	For The Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Accounts receivable allowances
Balance at beginning of year	$6,016	$9,911	$4,802
Charged to costs and expenses	5,428	4,660	5,363
Recoveries and other charges(2)	1,064	(554)	3,466
Deductions(1)	(4,869)	(8,001)	(3,720)
Balance at end of year	$7,639	$6,016	$9,911

_______________
(1)	Amounts written off.
(2)	Other charges include balances related to acquisitions and changes attributable to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 3, 2010.

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

Signature	Title	Date

/s/ Robert G. Burton, Sr.	Chairman and Chief Executive Officer	March 3, 2010
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ Mark S. Hiltwein	Chief Financial Officer	March 3, 2010
Mark S. Hiltwein	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Gerald S. Armstrong	Director	March 3, 2010
Gerald S. Armstrong

/s/ Leonard C. Green	Director	March 3, 2010
Leonard C. Green

/s/ Mark J. Griffin	Director	March 3, 2010
Mark J. Griffin

/s/ Robert Obernier	Director	March 3, 2010
Robert Obernier