Form 10-Q
period 2010-04-03
CENVEO, INC
filed 2010-05-12
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

As of May 7, 2010 the registrant had 62,167,053 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended April 3, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$57,081	$10,796
Accounts receivable, net	258,518	268,563
Inventories	144,569	145,228
Prepaid and other current assets	65,337	64,843
Total current assets	525,505	489,430

Property, plant and equipment, net	377,379	387,879
Goodwill	324,996	319,756
Other intangible assets, net	293,834	295,418
Other assets, net	41,808	33,290
Total assets	$1,563,522	$1,525,773

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$11,199	$15,057
Accounts payable	161,004	183,940
Accrued compensation and related liabilities	33,255	29,841
Other current liabilities	107,392	98,079
Total current liabilities	312,850	326,917

Long-term debt	1,284,714	1,218,860
Other liabilities	146,574	156,506
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	622	620
Paid-in capital	334,218	331,051
Retained deficit	(489,013)	(477,905)
Accumulated other comprehensive loss	(26,443)	(30,276)
Total shareholders’ deficit	(180,616)	(176,510)
Total liabilities and shareholders’ deficit	$1,563,522	$1,525,773

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3, 2010	March 28, 2009
Net sales	$453,934	$412,100
Cost of sales	375,190	348,316
Selling, general and administrative expenses	54,042	52,515
Amortization of intangible assets	2,884	2,316
Restructuring and impairment charges	9,627	8,732
Operating income	12,191	221
Interest expense, net	29,614	22,545
Loss (gain) on early extinguishment of debt	2,598	(17,642)
Other expense, net	727	35
Loss from continuing operations before income taxes	(20,748)	(4,717)
Income tax benefit	(9,727)	(530)
Loss from continuing operations	(11,021)	(4,187)
Loss from discontinued operations, net of taxes	(87)	(124)
Net loss	$(11,108)	$(4,311)
Loss per share – basic and diluted:
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	—
Net loss	$(0.18)	$(0.08)
Weighted average shares:
Basic and diluted	62,116	54,352

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2010	March 28, 2009
Cash flows from operating activities:
Net loss	$(11,108)	$(4,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	87	124
Depreciation and amortization, excluding non-cash interest expense	16,471	17,450
Non-cash interest expense, net	988	485
Loss (gain) on early extinguishment of debt	2,598	(17,642)
Stock-based compensation provision	2,898	3,462
Non-cash restructuring and impairment charges	2,801	3,334
Deferred income taxes	(10,738)	(1,154)
Gain on sale of assets	(771)	(47)
Other non-cash charges	1,728	1,556
Changes in operating assets and liabilities:
Accounts receivable	9,694	19,329
Inventories	(27)	9,040
Accounts payable and accrued compensation and related liabilities	(20,085)	4,051
Other working capital changes	10,619	2,268
Other, net	232	(1,527)
Net cash provided by operating activities	5,387	36,418
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(6,829)	—
Capital expenditures	(2,969)	(9,150)
Proceeds from sale of property, plant and equipment	1,114	363
Net cash used in investing activities	(8,684)	(8,787)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	397,204	—
Proceeds from exercise of stock options	271	—
Repayment of term loans	(310,985)	(19,328)
(Repayments) borrowings under revolving credit facility, net	(22,500)	19,750
Payment of refinancing or repurchase fees, redemption premiums and expenses	(13,009)	(94)
Repayments of other long-term debt	(1,755)	(2,242)
Repayment of 8⅜% senior subordinated notes	—	(18,959)
Repayment of 10½% senior notes	—	(3,250)
Repayment of 7⅞% senior subordinated notes	—	(3,125)
Purchase and retirement of common stock upon vesting of RSUs	—	(431)
Net cash provided by (used in) financing activities	49,226	(27,679)
Effect of exchange rate changes on cash and cash equivalents	356	(189)
Net increase (decrease) in cash and cash equivalents	46,285	(237)
Cash and cash equivalents at beginning of year	10,796	10,444
Cash and cash equivalents at end of quarter	$57,081	$10,207

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the three month periods ended April 3, 2010 and March 28, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three month period ended April 3, 2010 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality and restructuring, acquisition and debt related activities or transactions. The January 2, 2010 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (“Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the first quarter of 2010 and 2009 consisted of 13 weeks and 12 weeks, respectively.

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides guidance on the measurement of liabilities at fair value. The guidance provides clarification for circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair value principles. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

In January 2010, the FASB issued an accounting pronouncement that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company in the first quarter of 2010. The remaining disclosure requirements of this pronouncement will be effective for the Company’s first quarter in 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued an accounting pronouncement that provides additional guidance on disclosure requirements pertaining to subsequent events. This pronouncement amends the subsequent events topic by no longer requiring an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB Accounting Standards Codification (“ASC”) 805 (“ASC 805”).  Acquisitions are accounted for by the acquisition method, and, accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill.

2010

Glyph International

On May 5, 2010, the Company announced that it entered an agreement to acquire Glyph International (“Glyph”). Glyph is a leading provider of content solutions to publishers that specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Clixx Direct Marketing Services Inc.

On February 11, 2010, the Company acquired Clixx Direct Marketing Services Inc. (“Clixx”). The acquisition of Clixx allows the Company an opportunity to provide certain customers with end-of-production capabilities that will allow us to service several key customer relationships with a full suite of capabilities. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Clixx acquisition preliminarily resulted in $4.9 million of goodwill, none of which is deductible for income tax purposes, and was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible asset relates to customer relationships of $1.3 million, which are being amortized over their weighted average useful lives of nine years.

Clixx’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 11, 2010 and are not included in 2009. Pro-forma results for the three months ended March 28, 2009, assuming the acquisition of Clixx had been made on January 4, 2009, have not been presented since the effect would not be material.

2009

Nashua Corporation

On September 15, 2009, the Company acquired all of the stock of Nashua Corporation (“Nashua”). Nashua, founded in 1854, is a manufacturer, converter and marketer of labels and specialty papers whose primary products include pressure-sensitive labels, tags, transaction and financial receipts, thermal and other coated papers, and wide-format papers. The Company believes that Nashua further strengthens its position in the pharmaceutical labels market while giving it access to new shelf label market customers. Under the terms of acquisition, each share of Nashua common stock was converted into the right to receive (i) $0.75 per share in cash, without interest, and (ii) 1.265 shares of Cenveo common stock.  The total consideration in connection with the Nashua acquisition, net of cash acquired of $1.0 million, was $49.7 million, which is comprised of cash consideration of $4.2 million and non-cash consideration of $45.5 million, primarily relating to the issuance of approximately 7.0 million shares of Cenveo common stock, which closed on the New York Stock Exchange at $6.53 on September 15, 2009. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Nashua acquisition preliminarily resulted in $8.4 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $29.6 million, include: (i) the Nashua trademark of $16.0 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Nashua name, the long operating history of Nashua and its existing customer base, (ii) customer relationships of $13.0 million, which are being amortized over their estimated weighted average useful lives of seven years; and (iii) a royalty agreement of $0.6 million, which is being amortized over the contract life of nine years.

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

Nashua’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from September 15, 2009. Net sales of $60.8 million are included in the Company’s condensed consolidated statement of operations for the three months ended April 3, 2010.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the three month period ended March 28, 2009 presented herein has been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the Nashua acquisition as if it had been consummated as of January 4, 2009 (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2009
	As Reported	Pro Forma
Net sales	$412,100	$474,578
Operating income (loss)	221	(508)
Loss from continuing operations	(4,187)	(4,771)
Net loss	(4,311)	(4,895)
Loss per share – basic and diluted:
Continuing operations	$(0.08)	$(0.08)
Net loss	$(0.08)	$(0.08)

Weighted average shares:
Basic and diluted	54,352	61,408

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the Nashua acquisition actually been consummated as of the beginning of the period noted above, or of the Company’s expected future results of operations.

Acquisition-related Restructuring Activities

Upon the adoption of a new accounting pronouncement on January 4, 2009, the Company was required to expense restructuring and integration related costs that it previously included in the purchase price allocation of its prior year acquisitions. As a result, restructuring and impairment charges incurred in connection with the integration of Nashua into the Company’s operations are included in restructuring and impairment charges in the condensed consolidated statements of operations.  Upon the acquisition of Nashua, the Company developed and implemented its plan to integrate Nashua into its existing operations (“Nashua Plan”). In the fourth quarter of 2009, activities related to the Nashua Plan included the closure and consolidation of Nashua’s Vernon, California point-of-sale facility (“Vernon”) into the Company’s existing Los Angeles, California envelope facility and elimination of duplicative headcount and public company costs. In the first quarter of 2010, activities of the Nashua Plan primarily related to the closure of Vernon and the announcement of the closure and consolidation of Nashua’s Omaha, Nebraska labels facility into the Company’s existing operations. Restructuring and impairment charges for the three months ended April 3, 2010 related to the Nashua Plan were as follows (in thousands):

Nashua Plan
Employee separation costs	$139
Equipment moving expenses	252
Lease termination expenses	133
Building clean-up and other expenses	77
Total restructuring and impairment charges	$601

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

In connection with prior acquisitions, the Company recorded liabilities in the purchase price allocations associated with its plan to exit certain activities and, in connection with the Nashua acquisition, the Company assumed related liabilities on the date of acquisition and incurred liabilities associated with its integration into the Company’s operations. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Balance as of January 2, 2010	$2,791	$532	$—	$3,323
Nashua Plan	133	139	77	349
Payments	(794)	(269)	(77)	(1,140)
Balance as of April 3, 2010	$2,130	$402	$—	$2,532

3. Inventories

Inventories by major category are as follows (in thousands):

	April 3, 2010	January 2, 2010
Raw materials	$61,106	$60,332
Work in process	26,009	25,812
Finished goods	57,454	59,084
	$144,569	$145,228

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	April 3, 2010	January 2, 2010
Land and land improvements	$19,173	$18,622
Buildings and building improvements	107,013	106,785
Machinery and equipment	617,684	616,022
Furniture and fixtures	12,137	12,652
Construction in progress	8,681	12,143
	764,688	766,224
Accumulated depreciation	(387,309)	(378,345)
	$377,379	$387,879

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of April 3, 2010 and January 2, 2010 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of January 2, 2010	$152,071	$167,685	$319,756
Acquisition	—	4,898	4,898
Foreign currency translation	—	342	342
Balance as of April 3, 2010	$152,071	$172,925	$324,996

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

	April 3, 2010				January 2, 2010
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	15	$173,505	$(40,882)	$132,623	$172,205	$(38,394)	$133,811
Trademarks and tradenames	24	21,011	(5,216)	15,795	21,011	(4,986)	16,025
Patents	4	3,028	(2,091)	937	3,028	(2,023)	1,005
Non-compete agreements	2	2,456	(2,040)	416	2,456	(1,958)	498
Other	8	802	(239)	563	802	(223)	579
		200,802	(50,468)	150,334	199,502	(47,584)	151,918

Intangible assets with indefinite lives:
Trademarks		143,500	—	143,500	143,500	—	143,500
Total		$344,302	$(50,468)	$293,834	$343,002	$(47,584)	$295,418

Annual amortization expense for intangible assets for each of the five years in the period ending March 28, 2015 is estimated to be as follows (in thousands):

Annual Estimated Expense
2011	$11,635
2012	11,452
2013	11,337
2014	11,074
2015	10,862

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	April 3, 2010	January 2, 2010
Term loan, due 2013	$372,321	$683,306
7⅞% senior subordinated notes, due 2013	296,270	296,270
10½% senior notes, due 2016	170,000	170,000
8⅜% senior subordinated notes, due 2014 ($32.2 million outstanding principal amount as of April 3, 2010 and January 2, 2010)	32,688	32,715
8⅞% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of April 3, 2010)	397,262	—
Revolving credit facility, due 2012	—	22,500
Other	27,372	29,126
	1,295,913	1,233,917
Less current maturities	(11,199)	(15,057)
Long-term debt	$1,284,714	$1,218,860

The estimated fair value of the Company’s long-term debt was approximately $1.3 billion and $1.2 billion as of April 3, 2010 and January 2, 2010, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of known trading levels and interest rates on financing options available to the Company with similar terms and maturities.

8⅞% Notes Issuance, 2010 Refinancing and Debt Compliance

On February 5, 2010, the Company issued $400 million of 8⅞% senior second lien notes due 2018 (“8⅞% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.7 million remains unamortized as of April 3, 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s term loans and delayed-draw term loans due 2013 (“Term Loans”) and $88.0 million outstanding under the revolving credit facility due 2012 (“Revolving Credit Facility” and collectively with the Term Loans, the “Amended Credit Facilities”) simultaneously in combination with an amendment to the Company’s Amended Credit Facilities (“2010 Refinancing”).

The 8⅞% Notes were issued pursuant to an indenture among the Company, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among the Company, certain subsidiary guarantors, Bank of America, N.A. as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by the Company and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of the Company’s Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. The Company may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to the Company’s 10½%

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

senior notes due 2016 (“10½% Notes”), including a consolidated secured debt to consolidated cash flow liens incurrence test. On April 28, 2010, the Company launched a registered exchange offer (“Exchange Offer”) to exchange any and all of its outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expires on May 26, 2010, unless extended.

Prior to the 2010 Refinancing, the Company’s Amended Credit Facilities, which are secured by a first priority lien on substantially all of the Company’s assets, contained two financial covenants that must be complied with: a maximum consolidated leverage ratio (“Leverage Covenant”), and a minimum consolidated interest coverage ratio (“Interest Coverage Covenant”).  The 2010 Refinancing provided the Company, among other things, the ability to pay down at least $300.0 million of Term Loans and a portion of the Revolving Credit Facility then outstanding with net proceeds from the 8⅞% Notes while also resetting the financial covenants. The Leverage Covenant threshold, with which the Company must be in pro forma compliance at all times, now requires the Company to not exceed 6.50:1.00 at any time during fiscal year 2010 before stepping down to 6.25:1.00 during fiscal year 2011 and then reducing to 5.50:1.00 for the remainder of the term of the Amended Credit Facilities. The Interest Coverage Covenant was also reset, primarily to allow for interest to be paid on the 8⅞% Notes, requiring the Company to not be less than 1.70:1.00 through the end of the third quarter of 2010 with the threshold stepping up thereafter starting at 1.85:1.00 through the fourth quarter of 2010 and reaching 2.25:1.00 in 2012.  Lenders to the Amended Credit Facilities also granted the Company the ability to increase the Revolving Credit Facility or Terms Loans by $100.0 million subject to the Company’s compliance with the terms contained within the Amended Credit Facilities. Additionally, the fiscal year 2009 mandatory excess cash flow payment that was to be made in March 2010 was waived given the substantial pay down of the Term Loans with net proceeds from the 8⅞% Notes.

 As conditions to the 2010 Refinancing becoming effective, the Company agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million.  Further, the 2010 Refinancing, among other things: (i) added a maximum first lien leverage ratio covenant that the Company must be in pro forma compliance with at all times (“First Lien Leverage Covenant”), which ratio may not exceed 2.50:1.00 for the first half of fiscal year 2010 and must be below 2.25:1.00 thereafter to maturity of the Amended Credit Facilities, and (ii) in calculating its three financial covenants, modified the Company’s ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Terms Loans, while a 15 basis points fee was paid on a post-amendment balance basis to all consenting lenders who approved the 2010 Refinancing.

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

As the Amended Credit Facilities have senior secured and first priority lien position in the Company’s capital structure and the most restrictive covenants, then provided the Company is in compliance with the Amended Credit Facilities, the Company would also be in compliance, in most circumstances, with the consolidated secured debt to consolidated cash flow liens incurrence tests within the Company’s 8⅞% Notes and 10½% Notes indentures and the fixed charge coverage debt incurrence tests within all the Company’s notes indentures.  As of April 3, 2010, the Company was in compliance with all debt agreement covenants.

In connection with the 2010 Refinancing, the Company incurred a loss on early extinguishment of debt of $2.6 million, of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders. In addition, the Company capitalized $2.1 million of which $1.5 million relates to amendment expenses and $0.6 million relates to fees paid to consenting lenders, both of which will be amortized over the remaining life of the Amended Credit Facilities. In connection with the issuance of the 8⅞% Notes, the Company capitalized $9.4 million of which $7.6 million relates to fees paid to lenders and $1.8 million related to offering expenses, all of which will be amortized over the eight year life of the 8⅞% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of April 3, 2010 and January 2, 2010, the Company had $450.0 million and $500.0 million, respectively, of such interest rate swaps. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly.  In conjunction with the 2010 Refinancing, the Company de-designated $125.0 million notional amount of interest rate swap agreements previously used to hedge interest rate exposure on its floating rate debt, of which $50.0 million matured in March 2010 and $75.0 million is to mature in the second quarter of 2011.  The Company de-designated an additional $5.0 million notional amount of an interest rate swap agreement that is to mature in the third quarter of 2010 following a voluntary repayment of $10.0 million of its Term Loans on April 1, 2010.  The Company did not terminate these interest rate swap agreements; however, the Company may terminate the de-designated interest rate swap agreements at any time prior to their scheduled maturity date.  Any ineffectiveness, as a result of these de-designations, will be marked-to-market through interest expense, net in the consolidated statement of operations.  The fair value of these de-designated swaps currently recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet are being amortized to interest expense, net in the consolidated statement of operations over the remaining life of each respective interest rate swap agreement. For the three months ended April 3, 2010, income from ineffectiveness of $0.4 million and expense of $0.5 million relating to the amortization from accumulated other comprehensive loss (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations.

The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month London Interbank Offered Rate (LIBOR), using commercially available market sources. The interest rate swaps are categorized as Level 2 as required by the Fair Value Measurements and Disclosures Topic of the ASC 820. The table below presents the fair value of the Company’s interest rate swaps (in thousands):

	April 3, 2010	January 2, 2010

Current Liabilities:
Interest Rate Swaps (hedge)	$11,526	$9,044
Long-Term Liabilities:
Interest Rate Swaps (not hedge)	$1,867	$7,875

Extinguishments

During the first quarter of 2009, the Company purchased in the open market and retired principal amounts of approximately $32.7 million, $5.0 million and $5.0 million of its 8⅜% senior subordinated notes due 2014 (“8⅜% Notes”), 10½% Notes and 7⅞% senior subordinated notes due 2013 (“7⅞% Notes”), respectively, for approximately $19.0 million, $3.3 million and $3.1 million, respectively, plus accrued and unpaid interest. These open market purchases were made within permitted restricted payment limits at the time under the Company’s debt agreements. In connection with these repurchases, the Company recorded gains on early extinguishment of debt of $17.6 million, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million.

.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. There have been no significant changes related to these environmental matters and, based on information currently available, the Company believes that remediation of these environmental matters will not have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

8.   Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of the Company’s cash and cash equivalents, accounts receivable, short-term debt and current liabilities approximate their carrying values. On a recurring basis, the Company records its interest rate swap contracts (Note 6) at fair value. The Company records impairments on its long-lived assets held (Note 4) and goodwill and other intangible assets (Note 5) based on fair values on a nonrecurring basis. No significant impairment charges have been recorded in the three months ended April 3, 2010. The Company also evaluates its acquisitions (Note 2) and long-term debt (Note 6) using fair value.

9. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Pension and Postretirement Plans
	Three Months Ended
	April 3, 2010	March 28, 2009
Service cost	$244	$99
Interest cost	3,923	2,493
Expected return on plan assets	(3,614)	(1,926)
Net amortization and deferral	1	—
Recognized net actuarial loss	560	588
Net periodic pension expense	$1,114	$1,254

Interest cost on projected benefit obligation includes $0.2 million and $0.2 million related to the Company’s postretirement plans in the three months ended April 3, 2010 and March 28, 2009, respectively.

For the three months ended April 3, 2010, the Company made contributions of $1.4 million to its pension plans and postretirement plans. The Company expects to contribute approximately $8.5 million to its pension plans and postretirement plans for the remainder of 2010.

10. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first quarter of 2010. The only changes to the Company’s stock-based compensation awards from the amounts presented as of January 2, 2010 were the vesting of 60,890 stock options and 18,744 restricted shares and RSUs of the Company’s common stock and the cancellation or forfeiture of 23,224 stock options and 7,500 restricted shares and RSUs.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.9 million and $3.5 million for the three months ended April 3, 2010 and March 28, 2009, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   Restructuring and Impairment Charges

The Company has two active and two residual cost savings plans: (i) the Nashua Plan (Note 2) and the 2009 Cost Savings and Restructuring Plan; and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2009 Cost Savings and Restructuring Plan

In the first quarter of 2009, the Company developed and implemented a cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the current economic downturn. As part of this plan, in the first quarter of 2010, the Company continued to implement cost savings initiatives throughout its operations and closed and consolidated a journal plant into its existing operations. As a result of these actions, the Company reduced its headcount by approximately 300 employees in the first quarter of 2010. The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges for the three months ended April 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$852	$2,138	$—	$2,990
Asset impairments, net of gain on sale	80	393	—	473
Equipment moving expenses	150	521	—	671
Lease termination expenses	51	1,309	345	1,705
Multi-employer pension withdrawal expenses	1,588	—	—	1,588
Building clean-up and other expenses	255	1,283	101	1,639
Total restructuring and impairment charges	$2,976	$5,644	$446	$9,066

2009 Activity

Restructuring and impairment charges for the three months ended March 28, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Employee separation costs	$1,999	$3,194	$5,193
Asset impairments	2,571	147	2,718
Equipment moving expenses	133	18	151
Lease termination expenses	—	184	184
Building clean-up and other expenses	7	187	194
Total restructuring and impairment charges	$4,710	$3,730	$8,440

A summary of the activity charged to the restructuring liabilities for the 2009 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 2, 2010	$2,224	$3,403	$11,303	$140	$17,070
Accruals, net	1,705	2,990	1,588	1,639	7,922
Payments	(748)	(3,327)	—	(1,779)	(5,854)
Balance at April 3, 2010	$3,181	$3,066	$12,891	$—	$19,138

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   Restructuring and Impairment Charges (Continued)

2007 Cost Savings and Integration Plan

The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges for the three months ended April 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments, net of gain on sale	$—	$74	$—	$74
Lease termination expenses	68	(181)	—	(113)
Building clean-up and other expenses	14	108	—	122
Total restructuring and impairment charges	$82	$1	$—	$83

2009 Activity

Restructuring and impairment charges for the three months ended March 28, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$61	$82	$29	$172
Asset impairments, net of gain on sale	—	17	—	17
Equipment moving expenses	—	8	—	8
Lease termination expenses	13	54	3	70
Building clean-up and other expenses	8	192	18	218
Total restructuring and impairment charges	$82	$353	$50	$485

A summary of the activity charged to the restructuring liabilities for the 2007 Cost Savings and Integration Plan is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Pension Withdrawal Liabilities	Total
Balance at January 2, 2010	$1,641	$1	$3,156	$4,798
Accruals, net	(113)	—	—	(113)
Payments	(208)	(1)	—	(209)
Balance at April 3, 2010	$1,320	$—	$3,156	$4,476

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2005 Cost Savings and Restructuring Plan

The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges (income) for the three months ended April 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments, net of gain on sale	$—	$(165)	$—	$(165)
Lease termination expenses (income)	(73)	(50)	52	(71)
Building clean-up and other expenses	—	113	—	113
Total restructuring and impairment charges (income)	$(73)	$(102)	$52	$(123)

2009 Activity

Restructuring and impairment charges for the three months ended March 28, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Lease termination expenses (income)	$(41)	$20	$67	$46
Building clean-up and other expenses (income)	5	(244)	—	(239)
Total restructuring and impairment charges (income)	$(36)	$(224)	$67	$(193)

A summary of the activity charged to the restructuring liabilities for the 2005 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination Costs	Pension Withdrawal Liabilities	Total
Balance at January 2, 2010	$1,678	$88	$1,766
Accruals, net	(71)	—	(71)
Payments	(416)	(28)	(444)
Balance at April 3, 2010	$1,191	$60	$1,251

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Comprehensive Loss

A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended
	April 3, 2010	March 28, 2009
Net loss	$(11,108)	$(4,311)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges (Note 6)	2,177	1,555
Currency translation adjustment	1,656	(700)
Comprehensive loss	$(7,275)	$(3,456)

13.  Loss per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. For the three months ended April 3, 2010, the effect of approximately 5,000,170 stock options outstanding, restricted stock and RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods ended (in thousands, except per share data):

	Three Months Ended
	April 3, 2010	March 28, 2009
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(11,021)	$(4,187)
Loss from discontinued operations, net of taxes	(87)	(124)
Net loss	$(11,108)	$(4,311)

Denominator weighted average common shares outstanding:
Basic and diluted shares	62,116	54,352

Loss per share – basic and diluted:
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	—
Net loss	$(0.18)	$(0.08)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information

The Company operates in two reportable segments: the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing and printing of: (i) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; (ii) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains; and (iii) direct mail and customized envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies.  The commercial printing segment provides print, design and content management offerings, including: (i) specialty packaging and high quality promotional materials for multinational consumer products companies; (ii) scientific, technical and medical journals, special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; (iii) high-end color printing of a wide range of premium products for major national and regional customers; and (iv) general commercial printing products for regional and local customers.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):
	Three Months Ended
	April 3, 2010	March 28, 2009

Net sales:
Envelopes, forms and labels	$245,181	$182,431
Commercial printing	208,753	229,669
Total	$453,934	$412,100

Operating income (loss):
Envelopes, forms and labels	$21,414	$10,475
Commercial printing	(193)	(639)
Corporate	(9,030)	(9,615)
Total	$12,191	$221

Restructuring and impairment charges:
Envelopes, forms and labels	$3,586	$4,756
Commercial printing	5,543	3,859
Corporate	498	117
Total	$9,627	$8,732

Net sales by product line:
Envelopes	$130,754	$126,675
Commercial printing	145,473	155,775
Journals and periodicals	63,097	73,333
Labels and business forms	114,610	56,317
Total	$453,934	$412,100
Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,282	$1,367
Commercial printing to envelopes, forms and labels	784	540
Total	$2,066	$1,907

	April 3, 2010	January 2, 2010
Identifiable assets:
Envelopes, forms and labels	$679,976	$689,516
Commercial printing	763,127	776,637
Corporate	120,419	59,620
Total	$1,563,522	$1,525,773

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (“Subsidiary Issuer”), has issued the 7⅞% Notes, and, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”) in 2007, assumed Cadmus’ 8⅜% Notes (“Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (“Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three months ended April 3, 2010 and March 28, 2009.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
April 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$54,873	$—	$2,208	$—	$57,081
Accounts receivable, net	—	104,119	148,788	5,611	—	258,518
Inventories	—	66,114	77,163	1,292	—	144,569
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	54,178	9,811	1,348	—	65,337
Total current assets	—	316,222	235,762	10,459	(36,938)	525,505

Investment in subsidiaries	(180,616)	1,546,157	5,894	6,725	(1,378,160)	—
Property, plant and equipment, net	—	121,129	255,883	367	—	377,379
Goodwill	—	29,243	295,753	—	—	324,996
Other intangible assets, net	—	7,490	286,344	—	—	293,834
Other assets, net	—	35,313	6,132	363	—	41,808
Total assets	$(180,616)	$2,055,554	$1,085,768	$17,914	$(1,415,098)	$1,563,522

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,927	$7,272	$—	$—	$11,199
Accounts payable	—	86,488	72,718	1,798	—	161,004
Accrued compensation and related liabilities	—	19,979	13,276	—	—	33,255
Other current liabilities	—	85,614	21,010	768	—	107,392
Intercompany payable (receivable)	—	788,321	(792,729)	4,408	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	984,329	(641,515)	6,974	(36,938)	312,850

Long-term debt	—	1,264,874	19,840	—	—	1,284,714
Other liabilities	—	(13,033)	161,286	(1,679)	—	146,574
Shareholders’ (deficit) equity	(180,616)	(180,616)	1,546,157	12,619	(1,378,160)	(180,616)
Total liabilities and shareholders’ (deficit) equity	$(180,616)	$2,055,554	$1,085,768	$17,914	$(1,415,098)	$1,563,522

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$179,853	$269,242	$4,839	$—	$453,934
Cost of sales	—	154,318	217,638	3,234	—	375,190
Selling, general and administrative expenses	—	28,171	25,747	124	—	54,042
Amortization of intangible assets	—	103	2,781	—	—	2,884
Restructuring and impairment charges	—	3,843	5,784	—	—	9,627
Operating income (loss)	—	(6,582)	17,292	1,481	—	12,191
Interest expense (income), net	—	29,260	356	(2)	—	29,614
Intercompany interest expense (income)	—	(241)	241	—	—	—
Loss on early extinguishment of debt	—	2,598	—	—	—	2,598
Other (income) expense, net	—	116	453	158	—	727
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(38,315)	16,242	1,325	—	(20,748)
Income tax expense (benefit)	—	(12,670)	2,948	(5)	—	(9,727)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(25,645)	13,294	1,330	—	(11,021)
Equity in income (loss) of unconsolidated subsidiaries	(11,108)	14,624	1,330	—	(4,846)	—
Income (loss) from continuing operations	(11,108)	(11,021)	14,624	1,330	(4,846)	(11,021)
Loss from discontinued operations, net of taxes	—	(87)	—	—	—	(87)
Net income (loss)	$(11,108)	$(11,108)	$14,624	$1,330	$(4,846)	$(11,108)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,898	$(7,687)	$8,710	$1,466	$—	$5,387
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(6,829)	—	—	—	(6,829)
Capital expenditures	—	(1,129)	(1,840)	—	—	(2,969)
Proceeds from sale of property, plant and equipment	—	993	121	—	—	1,114
Net cash used in investing activities	—	(6,965)	(1,719)	—	—	(8,684)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	—	397,204	—	—	—	397,204
Proceeds from exercise of stock options	271	—	—	—	—	271
Repayment of term loans	—	(310,985)	—	—	—	(310,985)
Repayments under revolving credit facility, net	—	(22,500)	—	—	—	(22,500)
Payment of refinancing or repurchase fees, redemption premiums and expenses	—	(13,009)	—	—	—	(13,009)
Repayments of other long-term debt	—	(21)	(1,734)	—	—	(1,755)
Intercompany advances	(3,169)	9,865	(6,351)	(345)	—	—
Net cash (used in) provided by financing activities	(2,898)	60,554	(8,085)	(345)	—	49,226
Effect of exchange rate changes on cash and cash equivalents	—	—	330	26	—	356
Net (decrease) increase in cash and cash equivalents	—	45,902	(764)	1,147	—	46,285
Cash and cash equivalents at beginning of year	—	8,971	764	1,061	—	10,796
Cash and cash equivalents at end of quarter	$—	$54,873	$—	$2,208	$—	$57,081

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$8,971	$764	$1,061	$—	$10,796
Accounts receivable, net	—	111,687	151,046	5,830	—	268,563
Inventories	—	70,252	73,715	1,261	—	145,228
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	50,319	13,501	1,023	—	64,843
Total current assets	—	278,167	239,026	9,175	(36,938)	489,430

Investment in subsidiaries	(176,510)	1,537,082	4,225	6,725	(1,371,522)	—
Property, plant and equipment, net	—	125,694	261,765	420	—	387,879
Goodwill	—	29,243	290,513	—	—	319,756
Other intangible assets, net	—	7,590	287,828	—	—	295,418
Other assets, net	—	26,664	6,278	348	—	33,290
Total assets	$(176,510)	$2,004,440	$1,089,635	$16,668	$(1,408,460)	$1,525,773

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,610	$7,447	$—	$—	$15,057
Accounts payable	—	97,442	84,657	1,841	—	183,940
Accrued compensation and related liabilities	—	15,670	14,171	—	—	29,841
Other current liabilities	—	76,919	20,357	803	—	98,079
Intercompany payable (receivable)	—	781,625	(786,378)	4,753	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	979,266	(622,808)	7,397	(36,938)	326,917

Long-term debt	—	1,197,461	21,399	—	—	1,218,860
Other liabilities	—	4,223	153,962	(1,679)	—	156,506
Shareholders’ (deficit) equity	(176,510)	(176,510)	1,537,082	10,950	(1,371,522)	(176,510)
Total liabilities and shareholders’ (deficit) equity	$(176,510)	$2,004,440	$1,089,635	$16,668	$(1,408,460)	$1,525,773

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 28, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$194,866	$212,442	$4,792	$—	$412,100
Cost of sales	—	166,643	178,831	2,842	—	348,316
Selling, general and administrative expenses	—	31,384	21,028	103	—	52,515
Amortization of intangible assets	—	101	2,215	—	—	2,316
Restructuring and impairment charges	—	4,229	4,503	—	—	8,732
Operating income (loss)	—	(7,491)	5,865	1,847	—	221
Interest expense (income), net	—	22,235	336	(26)	—	22,545
Intercompany interest expense (income)	—	(284)	284	—	—	—
Gain on early extinguishment of debt	—	(17,642)	—	—	—	(17,642)
Other (income) expense, net	—	248	54	(267)	—	35
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(12,048)	5,191	2,140	—	(4,717)
Income tax expense (benefit)	—	(2,362)	1,778	54	—	(530)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(9,686)	3,413	2,086	—	(4,187)
Equity in income of unconsolidated subsidiaries	(4,311)	5,499	2,086	—	(3,274)	—
Income (loss) from continuing operations	(4,311)	(4,187)	5,499	2,086	(3,274)	(4,187)
Loss from discontinued operations, net of taxes	—	(124)	—	—	—	(124)
Net income (loss)	$(4,311)	$(4,311)	$5,499	$2,086	$(3,274)	$(4,311)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which we refer to as our 2009 Form 10-K. Item 7 of our 2009 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of April 3, 2010.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) recent U.S. and global economic conditions have adversely affected us and could continue to do so; (ii) our substantial indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (vi) our ability to successfully integrate acquisitions; (vii) a decline of our consolidated or individual reporting units operating performance could result in the impairment of our assets; (viii) our continuing Securities and Exchange Commission compliance; (ix) intense competition in our industry; (x) the general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (xi) factors affecting the U.S. postal services impacting demand for our products; (xii) the availability of the Internet and other electronic media affecting demand for our products; (xiii) increases in paper costs and decreases in its availability; (xiv) our labor relations; (xv) our compliance with environmental rules and regulations; and (xvi) our dependence on key management personnel. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

Business Overview

We are one of the largest diversified printing companies in North America, according to the December 2009 Printing Impressions 400 report. Our broad portfolio of products includes forms and labels manufacturing, packaging and publisher offerings, envelope production and commercial printing. We operate a global network of 69 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, when current senior management joined the Company, we have significantly improved profitability by consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies, and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate our business in two complementary reportable segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels.  We are the largest North American prescription labels manufacturer for retail pharmacy chains, a leading forms and labels provider, and one of the largest North American envelope manufacturers. In 2009, we added to our envelopes, forms and labels business with the acquisition of Nashua Corporation, which we refer to as Nashua. Our envelopes, forms and labels segment represents approximately 54% of our net sales for the three months ended April 3, 2010 and primarily specializes in the design, manufacturing and printing of:

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

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. Our commercial printing segment represents approximately 46% of our net sales for the three months ended April 3, 2010 and provides one-stop print, design, content management fulfillment and distribution offerings, including:

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

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results of operations for the three month period ended April 3, 2010 followed by a discussion of the results of operations of each of our reportable segments for the same period. Our results for the three month period ended March 28, 2009 did not include the operating results of Nashua.

The current U.S. and global economic conditions, as well as actions we have taken to mitigate the effects of the current conditions, have affected and, most likely, will continue to affect our results of operations and financial position. We anticipate the economic environment currently influencing our operations to continue through a meaningful portion of 2010. Therefore, we continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the current and future general economic conditions. These uncertainties about future economic conditions in a challenging environment make it difficult for us to forecast our future operating results.

In the first quarter of 2010, we saw several developments that we anticipate will impact our business during the current fiscal year. These developments include, but are not limited to: (i) increased unit volume for our direct mail envelope customers, primarily financial institutions, as compared to the first quarter of 2009, (ii) positive impact on operating margins from cost savings actions that we began in the first quarter of 2009 and continued implementing throughout the year, and (iii) raw material price increases for some of our key manufacturing inputs. Our ability to pass on raw material price increases to our customers over time, which limits the impact of the manufacturing input price increases on our operating results, along with direct mailers returning to market in 2010, should allow our envelope operations to capitalize on our rationalized manufacturing platform. Our 2009 cost savings initiatives, which included a reduction of approximately 1,700 employees and the closure and consolidation of seven manufacturing facilities, resulted in lower fixed costs in first quarter of 2010 with relatively similar production throughput as compared to the first quarter of 2009.

We continued the integration of Nashua into our existing manufacturing platform and believe that the expected synergies resulting from the Nashua acquisition will be available to us for a substantial portion of the year.  In January of 2010, we announced the closure of Nashua’s Omaha, Nebraska labels facility and we are currently integrating it into our existing label operations. In February of 2010, we completed the acquisition of Clixx Direct Marketing Services Inc., which we refer to as Clixx. This small acquisition provides our Canadian operations with end-of-production capabilities that will allow us to service several key customer relationships with a full suite of capabilities.

Also in February of 2010, we completed a partial debt refinancing, which we refer to as the 2010 Refinancing, that included an amendment to our revolving credit facility due 2012, which we refer to as the Revolving Credit Facility, and our term loans and delayed-draw term loans due 2013, which we refer to as the Term Loans, which collectively with the Revolving Credit Facility we refer to as the Amended Credit Facilities, and the issuance of $400 million 8⅞% senior second lien notes due 2018, which we refer to as the 8⅞% Notes. This refinancing extended maturities on approximately one quarter of our total debt and provided us with immediate liquidity through the elimination of all amounts outstanding under our Revolving Credit Facility.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. The reporting periods in this report consist of 13 weeks ending on April 3, 2010 and 12 weeks ending on March 28, 2009.

	Three Months Ended
	April 3, 2010	March 28, 2009
	(in thousands, except per share amounts)

Net sales	$453,934	$412,100
Operating income (loss):
Envelopes, forms and labels	21,414	10,475
Commercial printing	(193)	(639)
Corporate	(9,030)	(9,615)
Total operating income	12,191	221
Interest expense, net	29,614	22,545
Loss (gain) on early extinguishment of debt	2,598	(17,642)
Other expense, net	727	35
Loss from continuing operations before income taxes	(20,748)	(4,717)
Income tax benefit	(9,727)	(530)
Loss from continuing operations	(11,021)	(4,187)
Loss from discontinued operations, net of taxes	(87)	(124)
Net loss	$(11,108)	$(4,311)
Loss per share−basic and diluted:
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	—
Net loss	$(0.18)	$(0.08)

Net Sales

Net sales increased $41.8 million in the first quarter of 2010, as compared to the first quarter of 2009, due to higher sales from our envelopes, forms and labels segment of $62.8 million offset in part by lower sales from our commercial printing segment of $20.9 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $12.0 million in the first quarter of 2010, as compared to the first quarter of 2009. This increase was primarily due to increases in operating income from our envelopes, forms and labels segment of $10.9 million and our commercial printing segment of $0.5 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense increased $7.1 million to $29.6 million in the first quarter of 2010, as compared to $22.5 million in the first quarter of 2009. This increase in 2010 was primarily due to higher interest rates resulting from: (i) the 2009 amendment to our Amended Credit Facilities, which we refer to as the 2009 Amendment, (ii) the issuance of our 8⅞% Notes, (iii) the 2010 Refinancing, and (iv) one additional week of interest expense in 2010 as compared to 2009. Interest expense in the first quarter of 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.6%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 7.0% in the first quarter of 2009.  As a result of the 2009 Amendment, the issuance of our 8⅞% Notes and the 2010 Refinancing, we expect higher interest expense in 2010 as compared to 2009.

Loss (Gain) on Early Extinguishment of Debt

During the first quarter of 2010, in connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders. During the first quarter of 2009, we purchased in the open market and retired principal amounts of approximately $32.7 million, $5.0 million and $5.0 million of our 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes, our 10½% senior notes due 2016, which we refer to as the 10½% Notes and our 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes, respectively, for approximately $19.0 million, $3.3 million and $3.1 million, respectively, plus accrued and unpaid interest. These open market purchases were made within permitted restricted payment limits at the time under our debt agreements. In connection with these repurchases, we recorded gains on early extinguishment of debt of $17.6 million, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million.

Income Taxes

	Three Months Ended
	April 3, 2010	March 28, 2009
	(in thousands)

Income tax expense (benefit) from U.S. operations	$(10,020)	$(644)
Income tax expense (benefit) from foreign operations	293	114
Income tax expense (benefit)	$(9,727)	$(530)
Effective income tax rate	46.9%	11.2%

In the first quarter of 2010, we had an income tax benefit of $9.7 million, compared to an income tax benefit of $0.5 million in the first quarter of 2009, which primarily relates to income tax benefits from taxes on our domestic operations, partially offset by discrete items. Our effective tax rate in the first quarter of 2010 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the first quarter of 2009 was lower than the federal statutory rate, primarily due to discrete tax expense items related to our stock-based compensation.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under Accounting Standards Codification, which we refer to as ASC, 740, Income Taxes, record a valuation allowance against our deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of April 3, 2010, the total valuation allowance on our net U.S. deferred tax assets was approximately $24.5 million. There is a reasonable possibility that within the next twelve months we may decrease our liability for uncertain tax positions by approximately $10.3 million due to the expiration of certain statute of limitations.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels

	Three Months Ended
	April 3, 2010	March 28, 2009
	(in thousands)

Segment net sales	$245,181	$182,431
Segment operating income	$21,414	$10,475
Operating income margin	8.7%	5.7%
Restructuring and impairment charges	$3,586	$4,756

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $62.8 million, or 34.4%, in the first quarter of 2010, as compared to the first quarter of 2009. This increase was primarily due to: (i) $57.6 million of sales generated from the integration of Nashua into our operations, including the impact of work transitioned from our existing operations to Nashua, as Nashua was not included in our results in the first quarter of 2009, (ii) higher sales volumes of approximately $14.8 million, primarily due to having one more week in the first quarter of 2010, as compared to the first quarter of 2009 and increased unit volumes from our envelope customers, primarily our financial institution customers, offset in part by the loss of sales from three plant closures in 2009 and our decision to exit certain lower margin business within our envelope operations.  These increases were offset in part by lower sales of $9.6 million from price and product mix changes, due in large part to the continued general economic conditions and lower material costs.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $10.9 million, or 104.4%, in the first quarter of 2010, as compared to the first quarter of 2009. This increase was primarily due to: (i) increased gross margins of $13.5 million primarily due to gross margins generated from Nashua, as Nashua was not included in our results in the first quarter of 2009, having one more week in the first quarter of 2010, as compared to the first quarter of 2009, lower fixed costs from three envelope plant closures in 2009, and (ii) lower restructuring and impairment charges of $1.2 million.  These increases were offset in part by: (i) higher selling, general and administrative expenses of $3.1 million primarily due to Nashua, as Nashua was not included in our results in the first quarter of 2009, slightly offset by our 2009 cost savings initiatives, and (ii) higher amortization expense of $0.5 million, primarily due to amortizable intangible assets relating to Nashua.

Commercial Printing

	Three Months Ended
	April 3, 2010	March 28, 2009
	(in thousands)

Segment net sales	$208,753	$229,669
Segment operating income	$(193)	$(639)
Operating income margin	(0.1)%	(0.3)%
Restructuring and impairment charges	$5,543	$3,859

Segment Net Sales

Segment net sales for our commercial printing segment decreased $20.9 million, or 9.1%, in the first quarter of 2010, as compared to the first quarter of 2009. This decrease was due to (i) lower sales volumes of $12.7 million primarily due to the closure of four commercial printing facilities during 2009 and one facility in the first quarter of 2010, slightly offset by having one more week in the first quarter of 2010, as compared to the first quarter of 2009 and (ii) lower sales of $8.2 million related to pricing and product mix, due in large part to continued general economic conditions and lower material costs.

Segment Operating Income

Segment operating income for our commercial printing segment increased $0.5 million, or 70.0%, in the first quarter of 2010, as compared to the first quarter of 2009. This increase was due to: (i) increased gross margins of $1.2 million primarily due to our 2009 cost savings initiatives, having one more week in the first quarter of 2010, as compared to the first quarter of 2009, significantly offset by the loss of gross margins from four commercial printing facility closures and (ii) lower selling, general and administrative expenses of $1.0 million, resulting from our 2009 cost savings initiatives and four commercial printing facility closures. These increases were offset by higher restructuring and impairment charges of $1.7 million as a result of one plant closure in the first quarter of 2010 and one plant closure in the fourth quarter of 2009.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were slightly lower in the first quarter of 2010, as compared to the first quarter of 2009, primarily due to lower stock-based compensation expense and our 2009 cost savings initiatives, partially offset by one more week in the first quarter of 2010, as compared to the first quarter of 2009.

Restructuring and Impairment Charges

In the first quarter of 2009, we developed and implemented a cost savings and restructuring plan, which we refer to as the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the current economic downturn. Upon the acquisition of Nashua, we developed and implemented our plan to integrate Nashua into our existing operations, which we refer to as the Nashua Plan. In the fourth quarter of 2009, such activities related to the Nashua Plan, included the closure and consolidation of Nashua’s Vernon, California point-of-sale facility into our existing Los Angeles, California envelope facility and elimination of duplicative headcount and public company costs. In the first quarter of 2010, we closed two manufacturing facilities, Nashua’s Omaha, Nebraska label facility and a journal facility in Charlottesville, Virginia and consolidated them into our existing operations. As a result of these actions, we reduced our headcount by approximately 300 employees. We continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the continued general economic conditions and, therefore, expect to incur further restructuring charges in 2010.  As of April 3, 2010, our total restructuring liability was $27.4 million of which $8.9 million is classified as short-term and $18.5 million is classified as long-term on our condensed consolidated balance sheet.

During the first quarter of 2010, we incurred $9.6 million of restructuring and impairment charges, which included $3.1 million of employee separation costs, asset impairments, net of $0.4 million, equipment moving expenses of $0.9 million, lease termination expenses of $1.7 million, multi-employer pension withdrawal expenses of $1.6 million and building clean-up and other expenses of $1.9 million.

During the first quarter of 2009, we incurred $8.7 million of restructuring and impairment charges, which included $5.4 million of employee separation costs, asset impairments, net of $2.7 million, equipment moving expenses of $0.2 million, lease termination expenses of $0.3 million, and building clean-up and other expenses of $0.1 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $5.4 million in the first three months of 2010, which was primarily due to net income adjusted for non-cash items of $5.0 million, offset in part by a slight increase in working capital. The slight increase in our working capital primarily resulted from a decrease in accounts payable due largely to the timing of payments to our vendors. These decreases were substantially offset by a decrease in accounts receivables, primarily due to the timing of collections from our customers and a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $8.7 million in the first three months of 2010, primarily resulting from $6.8 million of cash consideration for an acquisition and capital expenditures of $3.0 million.

Net cash used in investing activities was $8.8 million in the first three months of 2009, primarily resulting from capital expenditures.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $49.2 million in the first three months of 2010, primarily due to cash proceeds from issuance of the 8⅞% Notes, net of the original issuance discount, of $397.2 million, offset in part by: (i) the repayment of Term Loans of $300.0 million and $22.5 million, net pay down of our Revolving Credit Facility in connection with the 2010 Refinancing, (ii) payment of fees and expenses of $13.0 million in connection with the issuance of the 8⅞% Notes and the 2010 Refinancing, (iii) a voluntary pay down of $10.0 million on our Term Loans and (iv) repayments of other long-term debt of $1.8 million.

Net cash used in financing activities was $27.7 million in the first three months of 2009, primarily due to (i) the repayment of $19.3 million of term loans under our term loan and delayed-draw term loan facility, which collectively we refer to as the Term Loans, primarily related to our excess cash flow sweep requirement under our Amended Credit Facilities, (ii) repurchases of $19.0 million,  $3.3 million and $3.1 million of our 8⅜% Notes,

10½% Notes, and 7⅞% Notes, respectively, and (iii) the repayment of other long-term debt of $2.2 million, offset in part by the proceeds on borrowings under our Revolving Credit Facility of $19.8 million.

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

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of April 3, 2010, an increase of $62.0 million from January 2, 2010. This increase was primarily due to the issuance of our 8⅞% Notes and the 2010 Refinancing. As of April 3, 2010, substantially all of our outstanding debt was subject to fixed interest rates. As of May 7, 2010, we had approximately $120.3 million borrowing availability under our Revolving Credit Facility.

8⅞% Notes Issuance, 2010 Refinancing and Debt Compliance

On February 5, 2010, we issued our $400 million 8⅞% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.7 million remains unamortized as of April 3, 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of our Term Loans and $88.0 million outstanding under our Revolving Credit Facility and simultaneously in combination with the 2010 Refinancing.

The 8⅞% Notes were issued pursuant to an indenture among us, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among us, certain subsidiary guarantors, Bank of America, N.A. as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by us and substantially all of our domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of our Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all our senior debt and senior in right of payment to all of our subordinated debt. We can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. We may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require us to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to our 10½% Notes, including a consolidated secured debt to consolidated cash flow liens incurrence test. On April 28, 2010, we launched a registered exchange offer, which we refer to as Exchange Offer, to exchange any and all of our outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expires on May 26, 2010, unless extended.

Prior to the 2010 Refinancing, our Amended Credit Facilities, which are secured by a first priority lien on substantially all of our assets, contained two financial covenants that must be complied with: a maximum consolidated leverage ratio, which we refer to as the Leverage Covenant, and a minimum consolidated interest coverage ratio, which we refer to as the Interest Coverage Covenant.  The 2010 Refinancing provided us, among other things, the ability to pay down at least $300.0 million of Term Loans and a portion of the Revolving Credit Facility then outstanding with net proceeds from the 8⅞% Notes while also resetting the financial covenants. The Leverage Covenant threshold, with which we must be in pro forma compliance at all times, now requires us to not exceed 6.50:1.00 at any time during fiscal year 2010 before stepping down to 6.25:1.00 during fiscal year 2011 and then reducing to 5.50:1.00 for the remainder of the term of the Amended Credit Facilities. The Interest Coverage Covenant was also reset, primarily to allow for interest to be paid on the 8⅞% Notes, requiring us to not be less than 1.70:1.00 through the end of the third quarter of 2010 with the threshold stepping up thereafter starting at 1.85:1.00 through the fourth quarter of 2010 and reaching 2.25:1.00 in 2012.  Lenders to the Amended Credit Facilities also granted us the ability to increase the Revolving Credit Facility or Terms Loans by $100.0 million subject to our compliance with the terms contained within the Amended Credit Facilities. Additionally, the fiscal year 2009 mandatory excess cash flow payment that was to be made in March 2010 was waived given the substantial pay down of the Term Loans with net proceeds from the 8⅞% Notes.

 As conditions to the 2010 Refinancing becoming effective, we agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million.  Further, the 2010 Refinancing, among other things: (i) added a maximum first lien leverage ratio covenant that we must be in pro forma compliance with at all times, which we refer to as the First Lien Leverage Covenant, which ratio may not exceed 2.50:1.00 for the first half of fiscal year 2010 and must be below 2.25:1.00 thereafter to maturity of the Amended Credit Facilities, and (ii) in calculating our three financial covenants, modified our ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Terms Loans, while a 15 basis points fee was paid on a post-amendment balance basis to all consenting lenders who approved the 2010 Refinancing.

All other provisions of our Amended Credit Facilities remain in full force and effect, including failure to operate within the revised Leverage Covenant and Interest Coverage Covenant and new First Lien Leverage Covenant ratio thresholds, in certain circumstances, or failure to have effective internal controls would prevent us from borrowing additional amounts and could result in a default under the Amended Credit Facilities. Such default could cause the indebtedness outstanding under the Amended Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness we may then have, to become immediately due and payable.

As the Amended Credit Facilities have senior secured and first priority lien position in our capital structure and are the most restrictive covenants, then provided we are in compliance with the Amended Credit Facilities, we would also be in compliance, in most circumstances, with the consolidated secured debt to consolidated cash flow liens incurrence tests within our 8⅞% Notes and 10½% Notes indentures and the fixed charge coverage debt incurrence tests within all our notes indentures.

As of April 3, 2010, we were in compliance with all debt agreement covenants.

Letters of Credit

On April 3, 2010, we had outstanding letters of credit of approximately $21.3 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	Amended Credit Facilities	8⅞% Notes	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Moody’s	B2	Ba2	B2	B3	Caa1	Caa1	Negative	January 2010
Standard & Poor’s	B+	BB	B	B-	B-	B-	Negative	January 2010

In January 2010, Moody’s Investors Services, which we refer to as Moody’s, and Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, affirmed our Corporate Rating and the ratings on our 10½% Notes, 7⅞% Notes and 8⅜% Notes, while raising the rating on our Amended Credit Facilities from Ba3 to Ba2 and BB- to BB, respectively in conjunction with the issuance of our 8⅞% Notes, which were rated B2/B, and the 2010 Refinancing.

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

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of April 3, 2010, we do not have any off-balance sheet arrangements.

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

As of April 3, 2010 and through the date of this filing, principally all of our outstanding debt is subject to fixed interest rates, primarily due to the 2010 Refinancing. As a result, our risk to variable interest rate fluctuations has been significantly reduced since January 2, 2010. Historically, we have not utilized derivatives for speculative purposes; however, with the 2010 Refinancing, certain interest rate swaps were de-designated from hedge accounting.  As a result, we have currently elected not to early terminate these specific interest rate swap agreements and have marked-to-market any change in their valuation through interest expense, net in the condensed consolidated statement of operations.  We may elect to early terminate these specific interest rate swap agreements at any time in the future.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended April 3, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.3 million and $0.3 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 3, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2010 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) during the quarter ended April 3, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.22
Second Supplemental Indenture, dated as of October 15, 2009, to the Indenture of June 13, 2008 between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed October 16, 2009.

4.23
Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8⅞% Notes of Cenveo Corporation —incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed February 9, 2010.

4.24	Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed February 9, 2010.

4.25
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed February 9, 2010.

4.26
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K filed February 9, 2010.

4.27
Second Lien Pledge and Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K filed March 3, 2010.

4.28
Second Lien Intellectual Property Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.29 to registrant’s annual report on Form 10-K filed March 3, 2010.

10.1
Fourth Amendment, dated as of January 25, 2010, to Credit Agreement, dated as of June 21, 2006, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto—incorporated by reference to Exhibit 10.20 to registrant’s annual report on Form 10-K filed March 3, 2010.

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

________________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2010.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)