Form 10-Q
period 2010-07-03
CENVEO, INC
filed 2010-08-11
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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
Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 9, 2010 the registrant had 62,316,646 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended July 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 3, 2010	January 2, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$59,933	$10,796
Accounts receivable, net	246,449	268,563
Inventories	145,828	145,228
Prepaid and other current assets	64,301	64,843
Total current assets	516,511	489,430

Property, plant and equipment, net	367,540	387,879
Goodwill	336,169	319,756
Other intangible assets, net	293,271	295,418
Other assets, net	39,898	33,290
Total assets	$1,553,389	$1,525,773

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$10,999	$15,057
Accounts payable	167,582	183,940
Accrued compensation and related liabilities	27,915	29,841
Other current liabilities	110,156	98,079
Total current liabilities	316,652	326,917

Long-term debt	1,281,707	1,218,860
Other liabilities	138,819	156,506
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	625	620
Paid-in capital	337,952	331,051
Retained deficit	(497,340)	(477,905)
Accumulated other comprehensive loss	(25,026)	(30,276)
Total shareholders’ deficit	(183,789)	(176,510)
Total liabilities and shareholders’ deficit	$1,553,389	$1,525,773

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net sales	$445,264	$397,644	$899,198	$809,744
Cost of sales	360,017	320,365	735,207	668,681
Selling, general and administrative expenses	51,484	48,370	105,526	100,885
Amortization of intangible assets	2,901	2,355	5,785	4,671
Restructuring and impairment charges	11,476	32,031	21,103	40,763
Operating income (loss)	19,386	(5,477)	31, 577	(5,256)
Interest expense, net	31,492	27,807	61,106	50,352
(Gain) loss on early extinguishment of debt	—	725	2,598	(16,917)
Other (income) expense, net	305	(2,621)	1,032	(2,586)
Loss from continuing operations before income taxes	(12,411)	(31,388)	(33,159)	(36,105)
Income tax benefit	(4,119)	(13,547)	(13,846)	(14,077)
Loss from continuing operations	(8,292)	(17,841)	(19,313)	(22,028)
Loss from discontinued operations, net of taxes	(35)	(411)	(122)	(535)
Net loss	$(8,327)	$(18,252)	$(19,435)	$(22,563)

Loss per share – basic and diluted:
Continuing operations	$(0.13)	$(0.33)	$(0.31)	$(0.40)
Discontinued operations	—	(0.01)	—	(0.01)
Net loss	$(0.13)	$(0.34)	$(0.31)	$(0.41)
Weighted average shares outstanding:
Basic and diluted	62,216	54,551	62,166	54,456

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net loss	$(19,435)	$(22,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	122	535
Depreciation and amortization, excluding non-cash interest expense	33,010	33,627
Non-cash interest expense, net	2,345	1,064
Gain (loss) on early extinguishment of debt	2,598	(16,917)
Stock-based compensation provision	5,625	6,856
Non-cash restructuring and impairment charges	5,525	24,489
Deferred income taxes	(15,976)	(16,316)
Gain on sale of assets	(65)	(3,907)
Other non-cash charges	3,853	3,518
Changes in operating assets and liabilities excluding the effects of acquired businesses:
Accounts receivable	23,022	38,086
Inventories	(2,161)	17,509
Accounts payable and accrued compensation and related liabilities	(18,896)	(39,267)
Other working capital changes	16,623	(4,797)
Other, net	(6,595)	120
Net cash provided by operating activities	29,595	22,037
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(21,483)	—
Capital expenditures	(8,236)	(16,075)
Proceeds from sale of property, plant and equipment	1,476	5,159
Proceeds from sale of investment	—	4,032
Net cash used in investing activities	(28,243)	(6,884)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	397,204	—
Proceeds from exercise of stock options	1,281	—
Repayment of term loans	(311,944)	(21,083)
(Repayments) borrowings under revolving credit facility, net	(22,500)	47,200
Payment of refinancing or repurchase fees, redemption premiums and expenses	(13,009)	(94)
Repayments of other long-term debt	(4,064)	(4,870)
Repayment of 8⅜% senior subordinated notes	—	(23,024)
Repayment of 10½% senior notes	—	(3,250)
Repayment of 7⅞% senior subordinated notes	—	(4,295)
Payment of amendment and debt issuance costs	—	(7,296)
Purchase and retirement of common stock upon vesting of RSUs	—	(478)
Net cash provided by (used in) financing activities	46,968	(17,190)
Effect of exchange rate changes on cash and cash equivalents	817	(42)
Net increase (decrease) in cash and cash equivalents	49,137	(2,079)
Cash and cash equivalents at beginning of period	10,796	10,444
Cash and cash equivalents at end of period	$59,933	$8,365

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position as of July 3, 2010 and the results of operations and cash flows for the three and six month periods ended July 3, 2010 and June 27, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six month periods ended July 3, 2010 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality, restructuring, acquisition and debt related activities or transactions. The January 2, 2010 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (“Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the second quarter of 2010 and 2009 each consisted of 13 weeks and the reporting periods for the six months ended July 3, 2010 and June 27, 2009 consisted of 26 and 25 weeks, respectively.

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

In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an accounting pronouncement that provides for certain disclosures relating to fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company in the first quarter of 2010. The remaining disclosure requirements of this pronouncement will be effective for the Company’s first quarter in 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

2010

Glyph International

On May 31, 2010, the Company acquired all of the stock of Glyph International and its subsidiaries (“Glyph”). Glyph is a leading provider of content solutions to publishers, with operations in Bangalore and New Delhi, India and sales offices in London, England and Fort Lauderdale, Florida. Glyph, which was acquired to further enhance the Company’s content management operations, specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation. Total purchase price is $15.1 million, net of cash acquired of $2.3 million and is allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Glyph acquisition preliminarily resulted in $10.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible asset relates to customer relationships of $2.4 million, which are being amortized over their weighted average useful lives of 10 years.

Glyph’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from June 1, 2010 and are not included in 2009. Pro-forma results for the three and six months ended June 27, 2009, assuming the acquisition of Glyph had been made on January 4, 2009, have not been presented since the effect would not be material.

Clixx Direct Marketing Services Inc.

On February 11, 2010, the Company acquired Clixx Direct Marketing Services Inc. (“Clixx”). The acquisition of Clixx allows the Company an opportunity to provide certain customers with end-of-production capabilities that will allow the Company to service several key customer relationships with a full suite of capabilities. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Clixx acquisition preliminarily resulted in $5.3 million of goodwill, none of which is deductible for income tax purposes, and was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible asset relates to customer relationships of $1.3 million, which are being amortized over their weighted average useful lives of nine years.

Clixx’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 11, 2010 and are not included in 2009. Pro-forma results for the three and six months ended June 27, 2009, assuming the acquisition of Clixx had been made on January 4, 2009, have not been presented since the effect would not be material.

2009

Nashua Corporation

On September 15, 2009, the Company acquired all of the stock of Nashua Corporation (“Nashua”). Nashua, founded in 1854, is a manufacturer, converter and marketer of labels and specialty papers whose primary products include pressure-sensitive labels, tags, transaction and financial receipts, thermal and other coated papers, and wide-format papers. The Company believes that Nashua further strengthens its position in the pharmaceutical labels market while giving it access to new shelf label market customers. Under the terms of acquisition, each share of Nashua common stock was converted into the right to receive: (i) $0.75 per share in cash, without interest, and (ii) 1.265 shares of Cenveo common stock.  The total consideration in connection with the Nashua acquisition, net of cash acquired of $1.0 million, was $49.7 million, which is comprised of cash consideration of $4.2 million and non-cash consideration of $45.5 million, primarily relating to the issuance of approximately 7.0 million shares of Cenveo common stock, which closed on the New York Stock Exchange at $6.53 on September 15, 2009. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

fair values at the acquisition date. The Nashua acquisition resulted in $9.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The acquired identifiable intangible assets, aggregating $29.6 million, include: (i) the Nashua trademark of $16.0 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Nashua name, the long operating history of Nashua and its existing customer base, (ii) customer relationships of $13.0 million, which are being amortized over their estimated weighted average useful lives of seven years; and (iii) a royalty agreement of $0.6 million, which is being amortized over the contract life of nine years.

Purchase Price Allocation

The following table summarizes the allocation of the purchase price of Nashua to the assets acquired and liabilities assumed in the acquisition (in thousands):
As of September 15, 2009
Accounts receivable, net	$24,056
Other current assets	28,999
Property, plant and equipment	27,985
Goodwill	9,218
Other intangible assets	29,600
Other assets	2,944
Total assets acquired	122,802
Current liabilities, excluding current maturities of long-term debt	25,990
Current maturities of long-term debt	2,800
Other liabilities	43,350
Total liabilities assumed	72,140
Net assets acquired	50,662
Less cash acquired	(1,001)
Cost of Nashua acquisition, net of cash acquired	$49,661

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

Nashua’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from September 15, 2009. Net sales of $61.1 million and $121.9 million are included in the Company’s condensed consolidated statement of operations for the three and six months ended July 3, 2010.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the three and six month periods ended June 27, 2009 presented herein has been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the Nashua acquisition as if it had been consummated as of January 4, 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2009		June 27, 2009
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$397,644	$458,840	$809,744	$933,418
Operating loss	(5,477)	(5,721)	(5,256)	(6,229)
Loss from continuing operations	(17,841)	(17,972)	(22,028)	(22,734)
Net loss	(18,252)	(18,383)	(22,563)	(23,269)
Loss per share – basic and diluted:
Continuing operations	$(0.33)	$(0.29)	$(0.40)	$(0.37)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net loss	$(0.34)	$(0.30)	$(0.41)	$(0.38)

Weighted average shares outstanding:
Basic and diluted	54,551	61,607	54,456	61,514

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the Nashua acquisition actually been consummated as of the beginning of the period noted above, or of the Company’s expected future results of operations.

Acquisition-related Restructuring Activities

Upon the adoption of a new accounting pronouncement on January 4, 2009, the Company was required to expense restructuring and integration related costs that it previously included in the purchase price allocation of its prior year acquisitions. As a result, restructuring and impairment charges incurred in connection with the integration of Nashua into the Company’s operations are included in restructuring and impairment charges in the condensed consolidated statements of operations.  Upon the acquisition of Nashua, the Company developed and implemented its plan to integrate Nashua into its existing operations (“Nashua Plan”). In the fourth quarter of 2009, activities related to the Nashua Plan included the closure and consolidation of Nashua’s Vernon, California point-of-sale facility (“Vernon”) into the Company’s existing Los Angeles, California envelope facility and elimination of duplicative headcount and public company costs. In the first six months of 2010, activities of the Nashua Plan primarily related to the closure of Vernon and the closure and consolidation of Nashua’s Omaha, Nebraska labels facility into the Company’s existing operations. Restructuring and impairment charges for the three and six months ended July 3, 2010 related to the Nashua Plan were as follows (in thousands):

	Nashua Plan
	Three Months Ended	Six Months Ended
	July 3, 2010	July 3, 2010
Employee separation costs	$1,114	$1,253
Asset impairments, net of gain on sale	298	298
Equipment moving expenses	382	634
Lease termination expenses	59	192
Building clean-up and other expenses	209	286
Total restructuring and impairment charges	$2,062	$2,663

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

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Balance as of January 2, 2010	$2,791	$532	$—	$3,323
Nashua Plan	192	1,253	286	1,731
Payments	(939)	(830)	(286)	(2,055)
Balance as of July 3, 2010	$2,044	$955	$—	$2,999

3. Inventories

Inventories by major category are as follows (in thousands):

	July 3, 2010	January 2, 2010
Raw materials	$66,216	$60,332
Work in process	24,269	25,812
Finished goods	55,343	59,084
	$145,828	$145,228

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	July 3, 2010	January 2, 2010
Land and land improvements	$19,125	$18,622
Buildings and building improvements	107,666	106,785
Machinery and equipment	616,326	616,022
Furniture and fixtures	12,072	12,652
Construction in progress	7,953	12,143
	763,142	766,224
Accumulated depreciation	(395,602)	(378,345)
	$367,540	$387,879

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of July 3, 2010 and January 2, 2010 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of January 2, 2010	$152,071	$167,685	$319,756
Acquisition	795	15,529	16,324
Foreign currency translation	—	89	89
Balance as of July 3, 2010	$152,866	183,303	$336,169

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

	July 3, 2010				January 2, 2010
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	15	$175,843	$(43,391)	$132,452	$172,205	$(38,394)	$133,811
Trademarks and tradenames	23	21,011	(5,441)	15,570	21,011	(4,986)	16,025
Patents	4	3,028	(2,158)	870	3,028	(2,023)	1,005
Non-compete agreements	2	2,456	(2,121)	335	2,456	(1,958)	498
Other	8	802	(258)	544	802	(223)	579
		203,140	(53,369)	149,771	199,502	(47,584)	151,918

Intangible assets with indefinite lives:
Trademarks		143,500	—	143,500	143,500	—	143,500
Total		$346,640	$(53,369)	$293,271	$343,002	$(47,584)	$295,418

Annual amortization expense for intangible assets for each of the five years in the period ending June 27, 2015 is estimated to be as follows (in thousands):

Annual Estimated Expense
2011	$11,825
2012	11,677
2013	11,537
2014	11,245
2015	11,060

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	July 3, 2010	January 2, 2010
Term loan, due 2013	$371,362	$683,306
7⅞% senior subordinated notes, due 2013	296,270	296,270
10½% senior notes, due 2016	170,000	170,000
8⅜% senior subordinated notes, due 2014 ($32.2 million outstanding principal amount as of July 3, 2010 and January 2, 2010)	32,662	32,715
8⅞% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of July 3, 2010)	397,350	—
Revolving credit facility, due 2012	—	22,500
Other	25,062	29,126
	1,292,706	1,233,917
Less current maturities	(10,999)	(15,057)
Long-term debt	$1,281,707	$1,218,860

The estimated fair value of the Company’s long-term debt was approximately $1.3 billion and $1.2 billion as of July 3, 2010 and January 2, 2010, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of known trading levels and interest rates on financing options available to the Company with similar terms and maturities.

8⅞% Notes Issuance, 2010 Refinancing and Debt Compliance

On February 5, 2010, the Company issued $400 million of 8⅞% senior second lien notes due 2018 (“8⅞% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.7 million remains unamortized as of July 3, 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s term loans and delayed-draw term loans due 2013 (“Term Loans”) and $88.0 million outstanding under the revolving credit facility due 2012 (“Revolving Credit Facility” and collectively with the Term Loans, the “Amended Credit Facilities”) simultaneously in combination with an amendment to the Company’s Amended Credit Facilities (“2010 Refinancing”).

The 8⅞% Notes were issued pursuant to an indenture among the Company, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among the Company, certain subsidiary guarantors, Bank of America, N.A. as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by the Company and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of the Company’s Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. The Company may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

similar to the Company’s 10½% senior notes due 2016 (“10½% Notes”), including a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill its registration rights obligations, on April 28, 2010, the Company launched a registered exchange offer (“Exchange Offer”) to exchange any and all of its outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8⅞% Notes were exchanged for registered 8⅞% Notes.

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

 As conditions to the 2010 Refinancing becoming effective, the Company agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million.  Further, the 2010 Refinancing, among other things: (i) added a maximum first lien leverage ratio covenant that the Company must be in pro forma compliance with at all times (“First Lien Leverage Covenant”), which ratio may not exceed 2.50:1.00 for the first half of fiscal year 2010 and must be below 2.25:1.00 thereafter to maturity of the Amended Credit Facilities, and (ii) in calculating its three financial covenants, modified the Company’s ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Term Loans, while a 15 basis points fee was paid on a post-amendment balance basis to all consenting lenders who approved the 2010 Refinancing.

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

As the Amended Credit Facilities have senior secured and first priority lien position in the Company’s capital structure and the most restrictive covenants, then provided the Company is in compliance with the Amended Credit Facilities, the Company would also be in compliance, in most circumstances, with the consolidated secured debt to consolidated cash flow liens incurrence tests within the Company’s 8⅞% Notes and 10½% Notes indentures and the fixed charge coverage debt incurrence tests within all the Company’s notes indentures.  As of July 3, 2010, the Company was in compliance with all debt agreement covenants.

In connection with the 2010 Refinancing, the Company incurred a loss on early extinguishment of debt of $2.6 million, of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders. In addition, the Company capitalized $2.1 million of which $1.5 million relates to amendment expenses and $0.6 million relates to fees paid to consenting lenders, both of which will be amortized over the remaining life of the Amended Credit Facilities. In connection with the issuance of the 8⅞% Notes, the Company capitalized $9.4 million of which $7.6 million relates to fees paid to lenders and $1.8 million relates to offering expenses, all of which will be amortized over the eight year life of the 8⅞% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt.  As of July 3, 2010 and January 2, 2010, the Company had $450.0 million and $500.0 million, respectively, of such interest rate swaps. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly.  In conjunction with the 2010 Refinancing, the Company de-designated $125.0 million notional amount of interest rate swap agreements previously used to hedge interest rate exposure on its floating rate debt, of which $50.0 million matured in March 2010 and $75.0 million is to mature in the second quarter of 2011.  The Company de-designated an additional $5.0 million notional amount of an interest rate swap agreement that is to mature in the third quarter of 2010 following a voluntary repayment of $10.0 million of its Term Loans on April 1, 2010. The Company did not terminate these interest rate swap agreements; however, the Company may terminate the de-designated interest rate swap agreements at any time prior to their scheduled maturity date.  Any ineffectiveness, as a result of these de-designations, will be marked-to-market through interest expense, net in the consolidated statement of operations.  The fair value of these de-designated swaps currently recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet are being amortized to interest expense, net in the consolidated statement of operations over the remaining life of each respective interest rate swap agreement. For the three and six months ended July 3, 2010, income from ineffectiveness of $0.3 million and $0.7 million, respectively, and expense of $0.5 million and $1.0 million, respectively, relating to the amortization from accumulated other comprehensive loss (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations.

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

	July 3, 2010	January 2, 2010

Current Liabilities:
Interest Rate Swaps	$7,015	$9,044
Interest Rate Swaps (ineffective)	1,433	—
Long-Term Liabilities:
Interest Rate Swaps	—	7,875

Extinguishments

From January 4, 2009 through April 8, 2009, the Company purchased in the open market and retired principal amounts of approximately $40.1 million, $7.1 million and $5.0 million of its 8⅜% senior subordinated notes due 2014 (the “8⅜% Notes”), 7⅞% senior subordinated notes due 2013 (the “7⅞% Notes”), and 10½% Notes, respectively, for approximately $23.0 million, $4.3 million and $3.3 million, respectively, plus accrued and unpaid interest.  These open market purchases were made within permitted restricted payment limits under the Company’s debt agreements. In connection with these repurchases and retirements, the Company recognized gains on early extinguishment of debt of approximately $4.3 million and $21.9 million in the three and six months ended June 27, 2009, respectively, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

On April 24, 2009, the Company amended its Amended Credit Facilities with the consent of the lenders thereunder, which included, among other things, modifications to the Leverage Covenant and the Interest Coverage Covenant (“2009 Amendment”). In connection with the 2009 Amendment, the Company incurred a loss on early extinguishment of debt of approximately $5.0 million, of which approximately $3.9 million relates to fees paid to consenting lenders and approximately $1.1 million relates to the write-off of previously unamortized debt issuance costs. In addition, the Company capitalized approximately $3.4 million of third party costs and fees paid to consenting lenders and is amortizing them over the remaining life of the Amended Credit Facilities.

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

8. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of the Company’s cash and cash equivalents, accounts receivable, short-term debt and current liabilities approximate their carrying values. On a recurring basis, the Company records its interest rate swap contracts (Note 6) at fair value. The Company records impairments on its long-lived assets held (Note 4) and goodwill and other intangible assets (Note 5) based on fair values on a nonrecurring basis. No significant impairment charges have been recorded in the three and six months ended July 3, 2010. The Company also evaluates its acquisitions (Note 2) and long-term debt (Note 6) using fair value.

9. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Service cost	$245	$98	$489	$197
Interest cost	4,119	2,503	8,042	4,996
Expected return on plan assets	(3,615)	(1,926)	(7,229)	(3,852)
Net amortization and deferral	—	1	1	1
Recognized net actuarial loss	559	588	1,119	1,176
Net periodic pension expense	$1,308	$1,264	$2,422	$2,518

Interest cost on projected benefit obligation includes $0.5 million and $0.2 million related to the Company’s postretirement plans in the three months ended July 3, 2010 and June 27, 2009, respectively, and $0.7 million and $0.4 million in the six months ended July 3, 2010 and June 27, 2009, respectively.

During the six months ended July 3, 2010, the Company made contributions of $7.7 million to its pension plans and postretirement plans. The Company expects to contribute approximately $2.2 million to its pension plans and postretirement plans for the remainder of 2010.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.7 million and $5.6 million for the three and six months ended July 3, 2010, respectively, and $3.4 million and $6.9 million for the three and six months ended June 27, 2009, respectively.

As of July 3, 2010, there was approximately $21.9 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.2 years.

A summary of the Company’s outstanding stock options as of and for the six month period ended July 3, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 2, 2010	3,917,851	$11.73	3.7	$5,513
Granted	660,000	7.02
Exercised	(120,000)	4.98		$284
Forfeited	(207,854)	14.65
Outstanding at July 3, 2010	4,249,997	11.05	3.4	$1,169
Exercisable at July 3, 2010	2,444,872	12.79	2.4	$378
_________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at July 3, 2010 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

The weighted-average grant date fair value of stock options granted during the six month period ended July 3, 2010 were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

Weighted average fair value of option grants	$2.77
Assumptions:
Expected option life in years	4.25
Risk-free interest rate	1.61%
Expected volatility	47.3%
Expected dividend yield	0.0%

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (Continued)

Restricted Shares and Restricted Share Units (“RSUs”)

A summary of the Company’s unvested restricted shares and RSUs as of and for the six month period ended July 3, 2010 is as follows:

	Restricted Shares		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 2, 2010	161,144	$6.53	1,896,585	$9.72
Granted	—	—	756,924	7.02
Vested	(1,447)	6.53	(325,007)	6.37
Forfeited	—	—	(20,625)	9.49
Unvested at July 3, 2010	159,697	6.53	2,307,877	9.32

__________________

The total fair value of RSUs that vested during the three and six month periods ended July 3, 2010 was $1.9 million and $2.0 million, respectively, as of the respective vesting dates.

11. Restructuring and Impairment Charges

The Company has two active and two residual cost savings plans: (i) the Nashua Plan (Note 2) and the 2009 Cost Savings and Restructuring Plan; and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2009 Cost Savings and Restructuring Plan

In the first quarter of 2009, the Company developed and implemented a cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the current economic downturn. As part of this plan, in the first six months of 2010, the Company continued to implement cost savings initiatives throughout its operations and closed and consolidated a journal plant into its existing operations. As a result of these actions, the Company reduced its headcount by approximately 600 employees in the first six months of 2010. The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges for the three months ended July 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$2,034	$965	$130	$3,129
Asset impairments, net of gain on sale	(9)	1,061	—	1,052
Equipment moving expenses	41	460	—	501
Lease termination expenses	107	2,634	—	2,741
Building clean-up and other expenses	51	1,179	125	1,355
Total restructuring and impairment charges	$2,224	$6,299	$255	$8,778

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

Restructuring and impairment charges for the six months ended July 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$2,886	$3,103	$130	$6,119
Asset impairments, net of gain on sale	71	1,454	—	1,525
Equipment moving expenses	191	981	—	1,172
Lease termination expenses	158	3,943	345	4,446
Multi-employer pension withdrawal expenses	1,588	—	—	1,588
Building clean-up and other expenses	306	2,462	226	2,994
Total restructuring and impairment charges	$5,200	$11,943	$701	$17,844

2009 Activity

Restructuring and impairment charges for the three months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$1,450	$4,834	$720	$7,004
Asset impairments, net of gain on sale	10	3,941	—	3,951
Equipment moving expenses	591	480	—	1,071
Lease termination expenses	3,986	426	179	4,591
Multi-employer pension withdrawal expenses	—	11,303	—	11,303
Building clean-up and other expenses	1,175	296	—	1,471
Total restructuring and impairment charges	$7,212	$21,280	$899	$29,391

Restructuring and impairment charges for the six months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$3,449	$8,028	$720	$12,197
Asset impairments, net of gain on sale	2,581	4,088	—	6,669
Equipment moving expenses	724	498	—	1,222
Lease termination expenses	3,986	610	179	4,775
Multi-employer pension withdrawal expenses	—	11,303	—	11,303
Building clean-up and other expenses	1,181	483	—	1,664
Total restructuring and impairment charges	$11,921	$25,010	$899	$37,830

A summary of the activity charged to the restructuring liabilities for the 2009 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 2, 2010	$2,224	$3,403	$11,303	$140	$17,070
Accruals, net	4,446	6,119	1,588	2,994	15,147
Payments	(2,656)	(6,734)	(45)	(3,134)	(12,569)
Balance at July 3, 2010	$4,014	$2,788	$12,846	$—	$19,648

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2007 Cost Savings and Integration Plan

The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges for the three months ended July 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Lease termination expenses (income)	$(2)	$223	$221
Building clean-up and other expenses	15	179	194
Total restructuring and impairment charges	$13	$402	$415

Restructuring and impairment charges for the six months ended July 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Asset impairments, net of gain on sale	$—	$74	$74
Lease termination expenses	66	42	108
Building clean-up and other expenses	29	287	316
Total restructuring and impairment charges	$95	$403	$498

2009 Activity

Restructuring and impairment charges for the three months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$28	$24	$—	$52
Asset impairments, net of gain on sale	(76)	(115)	—	(191)
Equipment moving expenses	—	49	—	49
Lease termination expenses (income)	18	(546)	—	(528)
Multi-employer pension withdrawal expenses	—	2,122	—	2,122
Building clean-up and other expenses	71	172	12	255
Total restructuring and impairment charges	$41	$1,706	$12	$1,759

Restructuring and impairment charges for the six months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$89	$106	$29	$224
Asset impairments, net of gain on sale	(76)	(98)	—	(174)
Equipment moving expenses	—	57	—	57
Lease termination expenses (income)	31	(492)	3	(458)
Multi-employer pension withdrawal expenses	—	2,122	—	2,122
Building clean-up and other expenses	80	364	30	474
Total restructuring and impairment charges	$124	$2,059	$62	$2,245

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

A summary of the activity charged to the restructuring liabilities for the 2007 Cost Savings and Integration Plan is as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 2, 2010	$1,641	$1	$3,156	$—	$4,798
Accruals, net	108	—	—	316	424
Payments	(369)	(1)	—	(316)	(686)
Balance at July 3, 2010	$1,380	$—	$3,156	$—	$4,536

2005 Cost Savings and Restructuring Plan

The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges for the three months ended July 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Lease termination expenses	$—	$—	$81	$81
Building clean-up and other expenses	9	64	67	140
Total restructuring and impairment charges	$9	$64	$148	$221

Restructuring and impairment charges (income) for the six months ended July 3, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments, net of gain on sale	$—	$(165)	$—	$(165)
Lease termination expenses (income)	(73)	(50)	133	10
Building clean-up and other expenses	9	177	67	253
Total restructuring and impairment charges (income)	$(64)	$(38)	$200	$98

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2009 Activity

Restructuring and impairment charges for the three months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments, net of gain on sale	$—	$(10)	$—	$(10)
Lease termination expenses (income)	19	334	(111)	242
Building clean-up and other expenses	188	461	—	649
Total restructuring and impairment charges (income)	$207	$785	$(111)	$881

Restructuring and impairment charges for the six months ended June 27, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments, net of gain on sale	$—	$(10)	$—	$(10)
Lease termination expenses (income)	(22)	354	(44)	288
Building clean-up and other expenses	193	217	—	410
Total restructuring and impairment charges (income)	$171	$561	$(44)	$688

A summary of the activity charged to the restructuring liabilities for the 2005 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 2, 2010	$1,678	$88	$—	$1,766
Accruals, net	10	—	253	263
Payments	(804)	(58)	(253)	(1,115)
Balance at July 3, 2010	$884	$30	$—	$914

12.  Comprehensive Loss

A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net loss	$(8,327)	$(18,252)	$(19,435)	$(22,563)
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of taxes	3,294	2,635	5,471	4,190
Currency translation adjustment	(1,877)	2,214	(221)	1,514
Comprehensive loss	$(6,910)	$(13,403)	$(14,185)	$(16,859)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Loss per Share

Basic loss per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. For the three and six months ended July 3, 2010, the effect of approximately 5,828,520 stock options outstanding, restricted stock and RSUs, respectively, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods ended (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Numerator for basic and diluted loss per share
Loss from continuing operations	$(8,292)	$(17,841)	$(19,313)	$(22,028)
Loss from discontinued operations, net of taxes	(35)	(411)	(122)	(535)
Net loss	$(8,327)	$(18,252)	$(19,435)	$(22,563)

Denominator for weighted average common shares outstanding:
Basic shares	62,216	54,551	62,166	54,456
Dilutive effect of equity awards	—	—	—	—
Diluted shares	62,216	54,551	62,166	54,456

14. Segment Information

The Company operates in two reportable segments: the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing and printing of: (i) direct mail and customized envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies;  (ii) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains. The commercial printing segment provides print, design and content management offerings, including: (i) high-end color printing of a wide range of premium products for major national and regional customers; (ii) general commercial printing products for regional and local customers; (iii) scientific, technical and medical journals, special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational consumer products companies.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net sales:
Envelopes, forms and labels	$240,724	$186,677	$485,905	$369,108
Commercial printing	204,540	210,967	413,293	440,636
Total	$445,264	$397,644	$899,198	$809,744

Operating income (loss):
Envelopes, forms and labels	$23,608	$16,457	$45,022	$26,932
Commercial printing	3,780	(13,218)	3,587	(13,857)
Corporate	(8,002)	(8,716)	(17,032)	(18,331)
Total	$19,386	$(5,477)	$31,577	$(5,256)

Restructuring and impairment charges:
Envelopes, forms and labels	$4,308	$7,460	$7,894	$12,216
Commercial printing	6,765	23,771	12,308	27,630
Corporate	403	800	901	917
Total	$11,476	$32,031	$21,103	$40,763

Net sales by product line:
Envelopes	$126,900	$129,340	$257,654	$256,015
Commercial printing	138,046	135,271	283,519	291,046
Journals and periodicals	66,313	73,650	129,410	146,983
Labels and business forms	114,005	59,383	228,615	115,700
Total	$445,264	$397,644	$899,198	$809,744

Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,063	$957	$2,345	$2,324
Commercial printing to envelopes, forms and labels	1,111	386	1,895	926
Total	$2,174	$1,343	$4,240	$3,250

	July 3, 2010	January 2, 2010

Identifiable assets:
Envelopes, forms and labels	$681,331	$689,516
Commercial printing	758,927	776,637
Corporate	113,131	59,620
Total	$1,553,389	$1,525,773

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo is a holding company (“Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (“Subsidiary Issuer”), has issued the 7⅞% Notes and the 8⅞% Notes and, in connection with an acquisition, assumed the 8⅜% Notes (“Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (“Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and six months ended July 3, 2010 and June 27, 2009.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
July 3, 2010
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$52,060	$2,061	$5,812	$—	$59,933
Accounts receivable, net	—	96,669	145,244	4,536	—	246,449
Inventories	—	69,854	74,461	1,513	—	145,828
Notes receivable from subsidiaries	—	46,438	—	—	(46,438)	—
Prepaid and other current assets	—	51,997	9,209	3,095	—	64,301
Total current assets	—	317,018	230,975	14,956	(46,438)	516,511

Investment in subsidiaries	(183,789)	1,578,939	7,429	6,725	(1,409,304)	—
Property, plant and equipment, net	—	117,303	248,875	1,362	—	367,540
Goodwill	—	33,144	296,727	6,298	—	336,169
Other intangible assets, net	—	7,389	283,482	2,400	—	293,271
Other assets, net	—	33,732	5,698	468	—	39,898
Total assets	$(183,789)	$2,087,525	$1,073,186	$32,209	$(1,455,742)	$1,553,389

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,928	$7,071	$—	$—	$10,999
Accounts payable	—	94,193	71,556	1,833	—	167,582
Accrued compensation and related liabilities	—	15,032	12,658	225	—	27,915
Other current liabilities	—	85,981	21,332	2,843	—	110,156
Intercompany payable (receivable)	—	760,703	(765,244)	4,541	—	—
Notes payable to issuer	—	—	36,938	9,500	(46,438)	—
Total current liabilities	—	959,837	(615,689)	18,942	(46,438)	316,652

Long-term debt	—	1,263,953	17,754	—	—	1,281,707
Other liabilities	—	47,524	92,182	(887)	—	138,819
Shareholders’ (deficit) equity	(183,789)	(183,789)	1,578,939	14,154	(1,409,304)	(183,789)
Total liabilities and shareholders’ (deficit)equity	$(183,789)	$2,087,525	$1,073,186	$32,209	$(1,455,742)	$1,553,389

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended July 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$170,419	$268,563	$6,282	$—	$445,264
Cost of sales	—	139,793	215,895	4,329	—	360,017
Selling, general and administrative expenses	—	26,415	24,868	201	—	51,484
Amortization of intangible assets	—	101	2,800	—	—	2,901
Restructuring and impairment charges	—	6,266	5,210	—	—	11,476
Operating income (loss)	—	(2,156)	19,790	1,752	—	19,386
Interest expense (income), net	—	31,219	278	(5)	—	31,492
Intercompany interest expense (income)	—	(254)	254	—	—	—
Other (income) expense, net	—	186	206	(87)	—	305
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(33,307)	19,052	1,844	—	(12,411)
Income tax expense (benefit)	—	(5,559)	1,364	76	—	(4,119)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(27,748)	17,688	1,768	—	(8,292)
Equity in income (loss) of unconsolidated subsidiaries	(8,327)	19,456	1,768	—	(12,897)	—
Income (loss) from continuing operations	(8,327)	(8,292)	19,456	1,768	(12,897)	(8,292)
Loss from discontinued operations, net of taxes	—	(35)	—	—	—	(35)
Net income (loss)	$(8,327)	$(8,327)	$19,456	$1,768	$(12,897)	$(8,327)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$350,272	$537,805	$11,121	$—	$899,198
Cost of sales	—	294,111	433,533	7,563	—	735,207
Selling, general and administrative expenses	—	54,586	50,615	325	—	105,526
Amortization of intangible assets	—	204	5,581	—	—	5,785
Restructuring and impairment charges	—	10,109	10,994	—	—	21,103
Operating income (loss)	—	(8,738)	37,082	3,233	—	31,577
Interest expense (income), net	—	60,479	634	(7)	—	61,106
Intercompany interest expense (income)	—	(495)	495	—	—	—
Loss on early extinguishment of debt	—	2,598	—	—	—	2,598
Other expense, net	—	302	659	71	—	1,032
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(71,622)	35,294	3,169	—	(33,159)
Income tax expense (benefit)	—	(18,229)	4,312	71	—	(13,846)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(53,393)	30,982	3,098	—	(19,313)
Equity in income (loss) of unconsolidated subsidiaries	(19,435)	34,080	3,098	—	(17,743)	—
Income (loss) from continuing operations	(19,435)	(19,313)	34,080	3,098	(17,743)	(19,313)
Loss from discontinued operations, net of taxes	—	(122)	—	—	—	(122)
Net income (loss)	$(19,435)	$(19,435)	$34,080	$3,098	$(17,743)	$(19,435)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,625	$(39,182)	$57,441	$5,711	$—	$29,595
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(10,283)	—	(11,200)	—	(21,483)
Capital expenditures	—	(3,081)	(5,155)	—	—	(8,236)
Intercompany note	—	(9,500)	—	—	9,500	—
Proceeds from sale of property, plant and equipment	—	1,025	451	—	—	1,476
Net cash (used in) provided by investing activities	—	(21,839)	(4,704)	(11,200)	9,500	(28,243)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	—	397,204	—	—	—	397,204
Proceeds from exercise of stock options	1,281	—	—	—	—	1,281
Repayment of term loans	—	(311,944)	—	—	—	(311,944)
Repayments under revolving credit facility, net	—	(22,500)	—	—	—	(22,500)
Payment of refinancing or repurchase fees, redemption premiums and expenses	—	(13,009)	—	—	—	(13,009)
Repayments of other long-term debt	—	(43)	(4,021)	—	—	(4,064)
Intercompany note	—	—	—	9,500	(9,500)	—
Intercompany advances	(6,906)	54,402	(47,284)	(212)	—	—
Net cash (used in) provided by financing activities	(5,625)	104,110	(51,305)	9,288	(9,500)	46,968
Effect of exchange rate changes on cash and cash equivalents	—	—	(135)	952	—	817
Net increase in cash and cash equivalents	—	43,089	1,297	4,751	—	49,137
Cash and cash equivalents at beginning of period	—	8,971	764	1,061	—	10,796
Cash and cash equivalents at end of period	$—	$52,060	$2,061	$5,812	$—	$59,933

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 27, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$179,734	$213,260	$4,650	$—	$397,644
Cost of sales	—	150,489	166,507	3,369	—	320,365
Selling, general and administrative expenses	—	28,308	19,975	87	—	48,370
Amortization of intangible assets	—	108	2,247	—	—	2,355
Restructuring and impairment charges	—	19,384	12,647	—	—	32,031
Operating income (loss)	—	(18,555)	11,884	1,194	—	(5,477)
Interest expense (income), net	—	27,271	546	(10)	—	27,807
Intercompany interest expense (income)	—	(304)	304	—	—	—
Loss on early extinguishment of debt	—	725	—	—	—	725
Other (income) expense, net	—	204	(3,271)	446	—	(2,621)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(46,451)	14,305	758	—	(31,388)
Income tax expense (benefit)	—	(13,768)	(925)	1,146	—	(13,547)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(32,683)	15,230	(388)	—	(17,841)
Equity in income of unconsolidated subsidiaries	(18,252)	14,842	(388)	—	3,798	—
Income (loss) from continuing operations	(18,252)	(17,841)	14,842	(388)	3,798	(17,841)
Loss from discontinued operations, net of taxes	—	(411)	—	—	—	(411)
Net income (loss)	$ (18,252)	$(18,252)	$14,842	$(388)	$3,798	$(18,252)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 27, 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$374,600	$425,702	$9,442	$—	$809,744
Cost of sales	—	317,132	345,338	6,211	—	668,681
Selling, general and administrative expenses	—	59,692	41,003	190	—	100,885
Amortization of intangible assets	—	209	4,462	—	—	4,671
Restructuring and impairment charges	—	23,613	17,150	—	—	40,763
Operating income (loss)	—	(26,046)	17,749	3,041	—	(5,256)
Interest expense (income), net	—	49,506	882	(36)	—	50,352
Intercompany interest expense (income)	—	(588)	588	—	—	—
Gain on early extinguishment of debt	—	(16,917)	—	—	—	(16,917)
Other (income) expense, net	—	452	(3,217)	179	—	(2,586)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(58,499)	19,496	2,898	—	(36,105)
Income tax expense (benefit)	—	(16,130)	853	1,200	—	(14,077)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(42,369)	18,643	1,698	—	(22,028)
Equity in income of unconsolidated subsidiaries	(22,563)	20,341	1,698	—	524	—
Income (loss) from continuing operations	(22,563)	(22,028)	20,341	1,698	524	(22,028)
Loss from discontinued operations, net of taxes	—	(535)	—	—	—	(535)
Net income (loss)	$(22,563)	$(22,563)	$20,341	$1,698	$524	$(22,563)

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

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which we refer to as our 2009 Form 10-K. Item 7 of our 2009 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of July 3, 2010.

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

Business Overview

We are one of the largest diversified printing companies in North America, according to the December 2009 Printing Impressions 400 report. Our broad portfolio of products includes envelope production, commercial printing, forms and labels manufacturing, packaging and publisher offerings. We operate a global network of over 70 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, when current senior management joined the Company, we have significantly improved profitability by diversifying our revenue base, consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies, and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate our business in two complementary reportable segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels.  We are one of the largest North American envelope manufacturers, a leading forms and labels provider and the largest North American prescription labels manufacturer for retail pharmacy chains. In 2009, we added to our envelopes, forms and labels business with the acquisition of Nashua Corporation, which we refer to as Nashua. Our envelopes, forms and labels segment represents approximately 54% of our net sales for the three and six months ended July 3, 2010, respectively, and primarily specializes in the design, manufacturing and printing of:

•	Direct mail and customized envelopes developed for advertising, billing and remittance;
•	Custom labels and specialty forms; and
•	Stock envelopes, labels and business forms.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and credit card companies in addition to a broad group of other customers in various industries. We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels.  We also produce pressure-sensitive prescription labels for the retail pharmacy chain market. We supply a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. Our printed office products include business documents, specialty documents and short-run secondary labels, which are made of paper or film, affixed with pressure sensitive adhesive and are used for mailing, messaging, bar coding and other applications by large through smaller-sized customers across a wide spectrum of industries. We produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market, office products superstores and quick printers.

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. In 2010, we added to our commercial printing business with the acquisition of Clixx Direct Marketing Services Inc., which we refer to as Clixx, and Glyph International, which we refer to as Glyph, and collectively with Clixx we refer to as the 2010 Acquisitions. Our commercial printing segment represents approximately 46% of our net sales for the three and six months ended July 3, 2010, respectively, and provides one-stop print, design, content management fulfillment and distribution offerings, including:

•	High-end color printing of a wide range of premium products for major national and regional customers;
•	General commercial printing products for regional and local customers;
•	STM journals, special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	Specialty packaging and high quality promotional materials for multinational consumer products companies.

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

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results of operations for the three and six month periods ended July 3, 2010 and June 27, 2009 followed by a discussion of the results of operations of each of our reportable segments for the same period. Our results for the three and six month periods ended June 27, 2009 do not include the operating results of Nashua or the 2010 Acquisitions.

In the first six months of 2010, we saw several developments that we anticipate will impact our business for the remainder of our fiscal year. These developments include, but are not limited to: (i) increased unit volume for our direct mail envelope customers, primarily financial institutions, as compared to the first six months of 2009, (ii) positive impact on operating margins from cost savings actions that we began in the first quarter of 2009 and continued implementing throughout the first six months of 2010, and (iii) raw material price increases for some of our key manufacturing inputs. Our ability to pass on raw material price increases to our customers over time, which limits the impact of the manufacturing input price increases on our operating results, along with direct mailers returning to market in 2010, should allow our envelope operations to capitalize on our rationalized manufacturing platform. Our 2009 cost savings initiatives coupled with cost savings initiatives in connection with the integration of Nashua, included a reduction of approximately 600 employees in the first six months of 2010, the closure and consolidation of seven manufacturing facilities in 2009 and two in 2010, which resulted in lower fixed costs in first six months of 2010 with relatively similar production throughput as compared to the first six months of 2009.

We continued the integration of Nashua into our existing manufacturing platform and believe that the expected synergies resulting from the Nashua acquisition will be available to us for a substantial portion of the year. In January of 2010, we announced the closure of Nashua’s Omaha, Nebraska labels facility and we expect to have it fully integrated it into our existing label operations during our third quarter of 2010. In February of 2010, we completed the acquisition of Clixx. This small acquisition provides our Canadian operations with end-of-production capabilities that will allow us to service several key customer relationships with a full suite of capabilities. In May of 2010, we completed the acquisition of Glyph, which enhances our content management operations.

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

The current U.S. and global economic conditions, as well as actions we have taken to mitigate the effects of the current conditions, have affected and, most likely will continue to affect, our results of operations and financial position. Through the first six months of 2010, we have seen a mild recovery in most of our businesses; however, we continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the current and future general economic conditions. These uncertainties about the current and future economic conditions in a challenging environment make it difficult for us to: (i) forecast our future operating results, (ii) evaluate the carrying value of our goodwill and other long-lived assets for potential impairment, and (iii) anticipate the funded status of our pension plans. Any continued economic uncertainty or significant change in global economic conditions may result in variances to our forecasted future operating results, potential impairment charges and larger contributions to our pension plans in future years. While we do not currently believe any of these circumstances may arise, we cannot be assured that they will not occur in the future.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the second quarter of 2010 and 2009 each consisted of 13 weeks and our reporting periods for the six months ended July 3, 2010 and June 27, 2009 consisted of 26 and 25 weeks, respectively.

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net sales	$445,264	$397,644	$899,198	$809,744
Operating income (loss):
Envelopes, forms and labels	23,608	16,457	45,022	26,932
Commercial printing	3,780	(13,218)	3,587	(13,857)
Corporate	(8,002)	(8,716)	(17,032)	(18,331)
Total operating income (loss)	19,386	(5,477)	31,577	(5,256)
Interest expense, net	31,492	27,807	61,106	50,352
(Gain) loss on early extinguishment of debt	—	725	2,598	(16,917)
Other (income) expense, net	305	(2,621)	1,032	(2,586)
Loss from continuing operations before income taxes	(12,411)	(31,388)	(33,159)	(36,105)
Income tax benefit	(4,119)	(13,547)	(13,846)	(14,077)
Loss from continuing operations	(8,292)	(17,841)	(19,313)	(22,028)
Loss from discontinued operations, net of taxes	(35)	(411)	(122)	(535)
Net loss	$(8,327)	$(18,252)	$(19,435)	$(22,563)
Loss per share—basic and diluted:
Continuing operations	$(0.13)	$(0.33)	$(0.31)	$(0.40)
Discontinued operations	—	(0.01)	—	(0.01)
Net loss	$(0.13)	$(0.34)	$(0.31)	$(0.41)

Net Sales

Net sales increased $47.6 million in the second quarter of 2010, as compared to the second quarter of 2009, due to higher sales from our envelopes, forms and labels segment of $54.0 million offset in part by lower sales from our commercial printing segment of $6.4 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales increased $89.5 million in the first six months of 2010, as compared to the first six months of 2009, due to higher sales from our envelopes, forms and labels segment of $116.8 million offset in part by lower sales from our commercial printing segment of $27.3 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $24.9 million in the second quarter of 2010, as compared to the second quarter of 2009. This increase was primarily due to increases in operating income from our commercial printing segment of $17.0 million and our envelopes, forms and labels segment of $7.2 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income increased $36.8 million in the first six months of 2010, as compared to the first six months of 2009. This increase was primarily due to increases in operating income from our envelopes, forms and labels segment of $18.1 million and our commercial printing segment of $17.4 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense increased $3.7 million to $31.5 million in the second quarter of 2010, as compared to $27.8 million in the second quarter of 2009. This increase in 2010 was primarily due to higher interest rates resulting from the issuance of our 8⅞% Notes and the 2010 Refinancing. Interest expense in the second quarter of 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 9.0%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.0% in the second quarter of 2009.

Interest expense increased $10.8 million to $61.1 million in the first six months of 2010, as compared to $50.4 million in the first six months of 2009. This increase in 2010 was primarily due to higher interest rates resulting from: (i) the 2009 amendment to our Amended Credit Facilities, which we refer to as the 2009 Amendment, (ii) the issuance of our 8⅞% Notes, (iii) the 2010 Refinancing, and (iv) one additional week of interest expense in 2010 as compared to 2009. Interest expense in the first six months of 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.8%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 7.5% in the first six months of 2009.

As a result of the issuance of our 8⅞% Notes and the 2010 Refinancing, we expect higher interest expense for the remainder of 2010 as compared to 2009.

(Gain) Loss on Early Extinguishment of Debt

During the first six months of 2010, in connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders.

In the second quarter of 2009, we incurred a loss on early extinguishment of debt of $5.0 million related to the 2009 Amendment, of which approximately $3.9 million relates to fees paid to consenting lenders and approximately $1.1 million related to the write-off of previously unamortized debt issuance costs, which was largely offset by gains on early extinguishment of debt of approximately $4.3 million related to the repurchase and retirement of principal amounts of approximately $7.4 million of our 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes and $2.1 million of our 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes. For the first six months of 2009, we recognized gains on early extinguishment of debt of $21.9 million related to the repurchase and retirement of principal amounts of approximately $40.1 million of our 8⅜% Notes; $7.1 million of our 7⅞% Notes; and $5.0 million of our 10½% senior notes due 2016, which we refer to as the 10½% Notes, which were partially offset by the loss on early extinguishment of debt of $5.0 million related to the 2009 Amendment.

Income Taxes

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(in thousands)		(in thousands)
Income tax benefit for U.S. operations	$(4,536)	$(14,587)	$(14,556)	$(15,231)
Income tax expense for foreign operations	417	1,040	710	1,154
Income tax benefit	$(4,119)	$(13,547)	$(13,846)	$(14,077)
Effective income tax rate	33.2%	43.2%	41.8%	39.0%

In the second quarter of 2010, we had an income tax benefit of $4.1 million, compared to an income tax benefit of $13.5 million in the second quarter of 2009, which primarily relates to income tax benefits from taxes on our domestic operations, partially offset by discrete items. In the first six months of 2010, we had an income tax benefit of $13.8 million, compared to an income tax benefit of $14.1 million in the first six months of 2009, which primarily relates to income tax benefits from taxes on our domestic operations, partially offset by discrete items. Our effective tax rate in the three months ended July 3, 2010 was lower than the federal statutory rate, primarily due to charges for discrete items. Our effective tax rate in the three months ended June 27, 2009 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the six months ended July 3, 2010 and June 27, 2009 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under Accounting Standards Codification 740, Income Taxes, record a valuation allowance against our deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of July 3, 2010, the total valuation allowance on our net U.S. deferred tax assets was approximately $24.5 million.

There is a reasonable possibility that within the next twelve months we may decrease our liability for uncertain tax positions by approximately $10.7 million due to the expiration of certain statutes of limitations.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(in thousands)		(in thousands)
Segment net sales	$240,724	$186,677	$485,905	$369,108
Segment operating income	$23,608	$16,457	$45,022	$26,932
Operating income margin	9.8%	8.8%	9.3%	7.3%
Restructuring and impairment charges	$4,308	$7,460	$7,894	$12,216

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $54.0 million, or 29.0%, in the second quarter of 2010, as compared to the second quarter of 2009. This increase was primarily due to: (i) $55.7 million of sales generated from the integration of Nashua into our operations, including the impact of work transitioned from our existing operations to Nashua, as Nashua was not included in our results in the second quarter of 2009, and (ii) higher sales volumes of approximately $4.6 million, primarily due to increased unit volumes from our envelope customers, primarily our financial institution customers, offset in part by the loss of sales from three plant closures in 2009 and our decision to exit certain lower margin business within our envelope operations. These increases were offset in part by lower sales of $6.2 million from price and product mix changes, due in large part to the continued general economic conditions impacting our office products business.

Segment net sales for our envelopes, forms and labels segment increased $116.8 million, or 31.6%, in the first six months of 2010, as compared to the first six months of 2009. This increase was primarily due to: (i) $113.3 million of sales generated from the integration of Nashua into our operations, including the impact of work transitioned from our existing operations to Nashua, as Nashua was not included in our results in the first six months of 2009, and (ii) higher sales volumes of approximately $19.3 million, primarily due to having one more week in the first six months of 2010, as compared to the first six months of 2009 and increased unit volumes from our envelope customers, primarily our financial institution customers, offset in part by the loss of sales from three plant closures in 2009 and our decision to exit certain lower margin business within our envelope operations.  These increases were offset in part by lower sales of $15.9 million from price and product mix changes, due in large part to the continued general economic conditions and lower material costs.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $7.2 million, or 43.5%, in the second quarter of 2010, as compared to the second quarter of 2009. This increase was primarily due to: (i) increased gross margins of $6.4 million primarily due to gross margins generated from Nashua, as Nashua was not included in our results in the second quarter of 2009, and lower fixed costs resulting from three envelope plant closures in 2009, and (ii) lower restructuring and impairment charges of $3.2 million.  These increases were offset in part by: (i) higher selling, general and administrative expenses of $1.9 million primarily due to Nashua, as Nashua was not included in our results in the second quarter of 2009, partially offset by our cost savings initiatives, and (ii) higher amortization expense of $0.5 million, primarily due to amortizable intangible assets relating to Nashua, as Nashua was not included in our results in the second quarter of 2009.

Segment operating income for our envelopes, forms and labels segment increased $18.1 million, or 67.2%, in the first six months of 2010, as compared to the first six months of 2009. This increase was primarily due to: (i) increased gross margins of $19.9 million primarily due to gross margins generated from Nashua, as Nashua was not included in our results in the first six months of 2009, having one more week in the first six months of 2010, as compared to the first six months of 2009, and lower fixed costs resulting from three envelope plant closures in 2009, and (ii) lower restructuring and impairment charges of $4.3 million. These increases were offset in part by: (i) higher selling, general and administrative expenses of $5.0 million primarily due to Nashua, as Nashua was not included in our results in the first six months of 2009, partially offset by our cost savings initiatives, and (ii) higher amortization expense of $1.1 million, primarily due to amortizable intangible assets relating to Nashua, as Nashua was not included in our results in the first six months of 2009.

Commercial Printing

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(in thousands)		(in thousands)

Segment net sales	$204,540	$210,967	$413,293	$440,636
Segment operating income (loss)	$3,780	$(13,218)	$3,587	$(13,857)
Operating income (loss) margin	1.8%	(6.3)%	0.9%	(3.1)%
Restructuring and impairment charges	$6,765	$23,771	$12,308	$27,630

Segment Net Sales

Segment net sales for our commercial printing segment decreased $6.4 million, or 3.0%, in the second quarter of 2010, as compared to the second quarter of 2009. This decrease was due to: (i) lower sales volumes of $6.3 million primarily due to the closure of four commercial printing facilities during 2009 and one facility in the first quarter of 2010, and (ii) lower sales of $2.8 million primarily due to pricing and product mix from our STM journals business, primarily due to continued general economic conditions. These decreases were offset in part by $2.7 million of sales generated from the integration of  the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the second quarter of 2009.

Segment net sales for our commercial printing segment decreased $27.3 million, or 6.2%, in the first six months of 2010, as compared to the first six months of 2009. This decrease was due to (i) lower sales volumes of $17.6 million primarily due to the closure of four commercial printing facilities during 2009 and one facility in the first quarter of 2010, slightly offset by having one more week in the first six months of 2010, as compared to the first six months of 2009, and (ii) lower sales of $13.1 million related to pricing and product mix from our STM journals business, primarily due to continued general economic conditions and lower material costs. These decreases were offset in part by $3.4 million of sales generated from the integration of the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the first six months of 2009.

Segment Operating Income

Segment operating income for our commercial printing segment increased $17.0 million, or 128.6%, in the second quarter of 2010, as compared to the second quarter of 2009. This increase was due to: (i) lower restructuring and impairment charges of $17.0 million and (ii) increased gross margins of $1.1 million primarily due to the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the second quarter of 2009 and our cost savings initiatives, significantly offset by the loss of gross margins from the closure of four commercial printing facilities. These increases were offset by higher selling, general and administrative expenses of $1.1 million, resulting from the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the second quarter of 2009, offset in part by our four commercial printing facility closures in 2009 and one plant closure in the first quarter of 2010 and other cost savings initiatives.

Segment operating income for our commercial printing segment increased $17.4 million, or 125.9%, in the first six months of 2010, as compared to the first six months of 2009. This increase was due to: (i) lower restructuring and impairment charges of $15.3 million and (ii) increased gross margins of $2.2 million primarily due to having one more week in the first six months of 2010, as compared to the first six months of 2009, the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during the first six months of 2009 and our cost savings initiatives, significantly offset by the loss of gross margins from four commercial printing facility closures and one facility closure in the first quarter of 2010. These increases were slightly offset by higher selling, general and administrative expenses of $0.1 million, resulting from the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during the first six months of 2009, offset substantially by our four commercial printing facility closures in 2009  and other cost savings initiatives.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower in the second quarter of 2010, as compared to the second quarter of 2009, primarily due to lower stock-based compensation expense and our cost savings initiatives. Corporate expenses were lower in the first six months of 2010, as compared to the first six months of 2009, primarily due to lower stock-based compensation expense and our cost savings initiatives, partially offset by one more week of expenses in the first six months of 2010, as compared to the first six months of 2009.

Restructuring and Impairment Charges

In the first quarter of 2009, we developed and implemented a cost savings and restructuring plan, which we refer to as the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the current economic downturn. Upon the acquisition of Nashua, we developed and implemented our plan to integrate Nashua into our existing operations, which we refer to as the Nashua Plan. In the fourth quarter of 2009, such activities related to the Nashua Plan, included the closure and consolidation of Nashua’s Vernon, California point-of-sale facility into our existing Los Angeles, California envelope facility and elimination of duplicative headcount and public company costs. In the first six months of 2010, we closed two manufacturing facilities, Nashua’s Omaha, Nebraska label facility and a journal facility in Charlottesville, Virginia and consolidated them into our existing operations. As a result of these actions, we reduced our headcount by approximately 600 employees in the first six months of 2010. We continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the continued general economic conditions and, therefore, expect to incur further restructuring charges in 2010.  As of July 3, 2010, our total restructuring liability was $28.1 million of which $9.1 million is classified as short-term and $19.0 million is classified as long-term on our condensed consolidated balance sheet.

During the second quarter of 2010, we incurred $11.5 million of restructuring and impairment charges, which included $4.2 million of employee separation costs, asset impairments, net of $1.4 million, equipment moving expenses of $0.9 million, lease termination expenses of $3.1 million and building clean-up and other expenses of $1.9 million. During the second quarter of 2009, we incurred $32.0 million of restructuring and impairment charges, which included $7.0 million of employee separation costs, asset impairments, net of $3.8 million, equipment moving expenses of $1.1 million, lease termination expenses of $4.3 million, multi-employer pension withdrawal expenses of $13.4 million and building clean-up and other expenses of $2.4 million.

During the first six months of 2010, we incurred $21.1 million of restructuring and impairment charges, which included $7.4 million of employee separation costs, asset impairments, net of $1.7 million, equipment moving expenses of $1.8 million, lease termination expenses of $4.8 million, multi-employer pension withdrawal expenses of $1.6 million and building clean-up and other expenses of $3.8 million. During the first six months of 2009, we incurred $40.8 million of restructuring and impairment charges, which included $12.4 million of employee separation costs, asset impairments, net of $6.5 million, equipment moving expenses of $1.3 million, lease termination expenses of $4.6 million, multi-employer pension withdrawal expenses of $13.4 million and building clean-up and other expenses of $2.6 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $29.6 million in the first six months of 2010, which was primarily due to a decrease in working capital of $18.6 million and net loss adjusted for non-cash items of $17.6 million. The decrease in our working capital primarily resulted from a decrease in receivables primarily due to the timing of collections from and sales to our customers and changes in other working capital primarily due to the timing of interest payments on our outstanding debt, offset in part by a decrease in accounts payable due largely to the timing of payments to our vendors and a slight increase in  inventory due to the timing of work performed for our customers.

Cash provided by operating activities is generally sufficient to meet daily disbursement needs. On days when our cash receipts exceed disbursements, we reduce our revolving credit balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use our invested cash balance and/or our revolving credit balance to fund the difference. As a result, our daily revolving credit balance fluctuates depending on working capital needs. The 2010 Refinancing and 8⅞% Notes issuance resulted in the elimination of nearly all of our Revolving Credit Facility balances and thereby substantially increasing our liquidity position, which may cause us to modify what we do with accumulating cash in the future. Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Net cash provided by operating activities was $22.0 million in the first six months of 2009, which was primarily due to a decrease in our working capital of $11.5 million and net loss adjusted for non-cash items of $10.4 million. The decrease in our working capital primarily resulted from a decrease in receivables due to the timing of collections from and sales to our customers and a decrease in inventories due to the timing of work performed for our customers, partially offset by a decrease in accounts payable and accrued compensation liabilities primarily due to the timing of payments to our vendors.

Net Cash Used in Investing Activities. Net cash used in investing activities was $28.2 million in the first six months of 2010, primarily resulting from $21.5 million of cash consideration for the 2010 Acquisitions and capital expenditures of $8.2 million, offset in part by $1.4 million of proceeds from the sale of property, plant and equipment.

Our debt agreements limit capital expenditures to $45.0 million in 2010 plus any unused permitted amounts from 2009 and any proceeds received from the sale of property, plant and equipment. We estimate that we will spend approximately $20.0 million on capital expenditures in 2010, before considering proceeds from the sale of property, plant and equipment.  Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements.  These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities was $6.9 million in the first six months of 2009, primarily for capital expenditures of $16.1 million, offset in part by $5.2 million of proceeds from the sale of property, plant and equipment and $4.0 million of proceeds from the sale of an investment.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $47.0 million in the first six months of 2010, primarily due to cash proceeds from issuance of the 8⅞% Notes, net of the original issuance discount, of $397.2 million, offset in part by: (i) the repayment of Term Loans of $311.9 million and $22.5 million, net pay down of our Revolving Credit Facility in connection with the 2010 Refinancing, (ii) payment of fees and expenses of $13.0 million in connection with the issuance of the 8⅞% Notes and the 2010 Refinancing, and (iii) repayments of other long-term debt of $4.1 million.

Net cash used in financing activities was $17.2 million in the first six months of 2009, primarily due to: (i) payments of $23.0 million, $4.3 million and $3.3 million of our 8⅜% Notes, 7⅞% Notes, and 10½% Notes, respectively, (ii) the payment of $7.3 million for the 2009 Amendment, (iii) the repayment of $21.1 million of Term Loans, primarily related to our mandatory excess cash flow sweep requirement under our Amended Credit Facilities, and (iv) the repayment of other long-term debt of $4.9 million, offset in part by the proceeds on borrowings under our Revolving Credit Facility of $47.2 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of July 3, 2010, an increase of $58.8 million from January 2, 2010. This increase was primarily due to the issuance of our 8⅞% Notes and the 2010 Refinancing. As of July 3, 2010, substantially all of our outstanding debt was subject to fixed interest rates. As of August 9, 2010, we had approximately $113.7 million borrowing availability under our Revolving Credit Facility.

8⅞% Notes Issuance, 2010 Refinancing and Debt Compliance

On February 5, 2010, we issued our $400 million 8⅞% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.7 million remains unamortized as of July 3, 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of our Term Loans and $88.0 million outstanding under our Revolving Credit Facility and simultaneously in combination with the 2010 Refinancing.

The 8⅞% Notes were issued pursuant to an indenture among us, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among us, certain subsidiary guarantors, Bank of America, N.A. as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by us and substantially all of our domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of our Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all our senior debt and senior in right of payment to all of our subordinated debt. We can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. We may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require us to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to our 10½% Notes, including a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill our registration rights obligations, on April 28, 2010, we launched a registered exchange offer, which we refer to as Exchange Offer, to exchange any and all of our outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8⅞% Notes were exchanged for registered 8⅞% Notes.

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

 As conditions to the 2010 Refinancing becoming effective, we agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million.  Further, the 2010 Refinancing, among other things: (i) added a maximum first lien leverage ratio covenant that we must be in pro forma compliance with at all times, which we refer to as the First Lien Leverage Covenant, which ratio may not exceed 2.50:1.00 for the first half of fiscal year 2010 and must be below 2.25:1.00 thereafter to maturity of the Amended Credit Facilities, and (ii) in calculating our three financial covenants, modified our ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Term Loans, while a 15 basis points fee was paid on a post-amendment balance basis to all consenting lenders who approved the 2010 Refinancing.

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

As of July 3, 2010, we were in compliance with all debt agreement covenants.

Letters of Credit

On July 3, 2010, we had outstanding letters of credit of approximately $21.3 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	Amended Credit Facilities	8⅞% Notes	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Moody’s	B2	Ba2	B2	B3	Caa1	Caa1	Negative	January 2010
Standard & Poor’s	B+	BB	B	B-	B-	B-	Negative	January 2010

In January 2010, Moody’s Investors Services, which we refer to as Moody’s, and Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, affirmed our Corporate Rating and the ratings on our 10½% Notes, 7⅞% Notes and 8⅜% Notes, while raising the rating on our Amended Credit Facilities from Ba3 to Ba2 and BB- to BB, respectively in conjunction with the issuance of our 8⅞% Notes, which were rated B2/B, in the 2010 Refinancing.

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

We expect that our cash on hand plus internally generated cash flows and financing available under our Revolving Credit Facility will be sufficient to fund our working capital needs and short-term growth for the next 12 months; however, this cannot be assured.

Contractual Obligations. Contractual obligations disclosed in our 2009 Form 10-K increased by approximately $270.9 million as a result of our 2010 Refinancing. Our outstanding long-term debt increased by approximately $61.5 million and our expected future cash interest payments on long-term debt increased by approximately $209.4 million, primarily due to the extension of maturities on $400 million of our outstanding debt.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of July 3, 2010, we do not have any off-balance sheet arrangements.

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

As of July 3, 2010 and through the date of this filing, principally all of our outstanding debt is subject to fixed interest rates, primarily due to the 2010 Refinancing. As a result, our risk to variable interest rate fluctuations has been significantly reduced since January 2, 2010. Historically, we have not utilized derivatives for speculative purposes; however, with the 2010 Refinancing, certain interest rate swaps were de-designated from hedge accounting.  As a result, we have currently elected not to early terminate these specific interest rate swap agreements and have marked-to-market any change in their valuation through interest expense, net in the condensed consolidated statement of operations.  We may elect to early terminate these specific interest rate swap agreements at any time in the future.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended July 3, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.5 million and $0.3 million, respectively. For the six months ended July 3, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $4.8 million and $0.6 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 3, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) during the quarter ended July 3, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2010.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)