Form 10-Q
period 2010-10-02
CENVEO, INC
filed 2010-11-12
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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
Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 8, 2010 the registrant had 62,726,032 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended October 2, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 2, 2010	January 2, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$47,070	$10,796
Accounts receivable, net	265,595	268,563
Inventories	152,262	145,228
Prepaid and other current assets	62,618	64,843
Total current assets	527,545	489,430

Property, plant and equipment, net	358,319	387,879
Goodwill	203,461	319,756
Other intangible assets, net	242,069	295,418
Other assets, net	62,187	33,290
Total assets	$1,393,581	$1,525,773

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$10,657	$15,057
Accounts payable	180,309	183,940
Accrued compensation and related liabilities	31,228	29,841
Other current liabilities	85,312	98,079
Total current liabilities	307,506	326,917

Long-term debt	1,279,534	1,218,860
Other liabilities	139,072	156,506
Commitments and contingencies Shareholders’ deficit:
Preferred stock	—	—
Common stock	627	620
Paid-in capital	340,505	331,051
Retained deficit	(654,529)	(477,905)
Accumulated other comprehensive loss	(19,134)	(30,276)
Total shareholders’ deficit	(332,531)	(176,510)
Total liabilities and shareholders’ deficit	$1,393,581	$1,525,773

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$455,127	$448,039	$1,354,325	$1,257,783
Cost of sales	365,521	359,343	1,100,728	1,028,024
Selling, general and administrative expenses	54,544	52,570	160,070	153,455
Amortization of intangible assets	3,076	2,587	8,861	7,258
Restructuring and impairment charges	188,115	8,537	209,218	49,300
Operating income (loss)	(156,129)	25,002	(124,552)	19,746
Interest expense, net	30,953	29,037	92,059	79,389
(Gain) loss on early extinguishment of debt	—	—	2,598	(16,917)
Other (income) expense, net	83	266	1,115	(2,320)
Loss from continuing operations before income taxes	(187,165)	(4,301)	(220,324)	(40,406)
Income tax expense (benefit)	(27,176)	4,131	(41,022)	(9,946)
Loss from continuing operations	(159,989)	(8,432)	(179,302)	(30,460)
Income from discontinued operations, net of taxes	2,800	9,505	2,678	8,970
Net income (loss)	$(157,189)	$1,073	$(176,624)	$(21,490)

Income (loss) per share – basic and diluted:
Continuing operations	$(2.56)	$(0.15)	$(2.88)	$(0.55)
Discontinued operations	0.04	0.17	0.04	0.16
Net income (loss)	$(2.52)	$0.02	$(2.84)	$(0.39)
Weighted average shares outstanding:
Basic and diluted	62,473	55,911	62,268	54,978

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net loss	$(176,624)	$(21,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(2,678)	(8,970)
Depreciation and amortization, excluding non-cash interest expense	50,102	49,873
Non-cash interest expense, net	3,423	1,700
(Gain) loss on early extinguishment of debt	2,598	(16,917)
Stock-based compensation provision	8,791	10,817
Non-cash restructuring and impairment charges	188,831	23,786
Deferred income taxes	(40,105)	(12,676)
Non-cash taxes	(4,001)	—
Loss (gain) on sale of assets	31	(3,876)
Other non-cash charges	6,196	5,772

Changes in operating assets and liabilities excluding the effects of acquired businesses:
Accounts receivable	2,054	11,209
Inventories	(9,617)	29,497
Accounts payable and accrued compensation and related liabilities	(3,196)	(25,945)
Other working capital changes	1,953	(9,762)
Other, net	(4,066)	316
Net cash provided by operating activities	23,692	33,334
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(21,507)	(3,189)
Capital expenditures	(13,578)	(23,519)
Proceeds from sale of property, plant and equipment	2,918	5,709
Proceeds from sale of investment	—	4,032
Net cash used in investing activities	(32,167)	(16,967)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	397,204	—
Proceeds from exercise of stock options	1,670	98
Repayment of term loans	(312,902)	(22,839)
(Repayments) borrowings under revolving credit facility, net	(22,500)	55,250
Payment of refinancing or repurchase fees, redemption premiums and expenses	(13,009)	(94)
Repayments of other long-term debt	(5,613)	(6,979)
Purchase and retirement of common stock upon vesting of RSUs	(1,001)	(2,028)
Repayment of 8⅜% senior subordinated notes	—	(23,024)
Payment of amendment and debt issuance costs	—	(7,296)
Repayment of 7⅞% senior subordinated notes	—	(4,295)
Repayment of 10½% senior notes	—	(3,250)
Net cash provided by (used in) financing activities	43,849	(14,457)
Effect of exchange rate changes on cash and cash equivalents	900	(235)
Net increase in cash and cash equivalents	36,274	1,675
Cash and cash equivalents at beginning of period	10,796	10,444
Cash and cash equivalents at end of period	$47,070	$12,119

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position as of October 2, 2010 and the results of operations and cash flows for the three and nine month periods ended October 2, 2010 and October 3, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine month periods ended October 2, 2010 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality, restructuring, acquisition and debt related activities or transactions. The January 2, 2010 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (“Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar month. The reporting periods for the third quarter of 2010 and 2009 consisted of 13 weeks and 14 weeks, respectively. The reporting periods for the nine months ended October 2, 2010 and October 3, 2009 each consisted of 39 weeks.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

2010

Glyph International

On May 31, 2010, the Company acquired all of the stock of Glyph International and its subsidiaries (“Glyph”). Glyph is a leading provider of content solutions to publishers, with operations in Bangalore and New Delhi, India and sales offices in London, England and Fort Lauderdale, Florida. Glyph, which was acquired to further enhance the Company’s content management operations, specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation. Total purchase price was $15.1 million, net of cash acquired of $2.3 million and was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Glyph acquisition preliminarily resulted in $9.5 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.1 million, which are being amortized over their weighted average useful lives of seven years, and (ii) tradenames of $0.4 million, which are being amortized over their weighted average useful life of four years.

Glyph’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from June 1, 2010 and are not included in 2009. Pro-forma results for the three and nine months ended October 3, 2009, assuming the acquisition of Glyph had been made on January 4, 2009, have not been presented since the effect would not be material.

Clixx Direct Marketing Services Inc.

On February 11, 2010, the Company acquired Clixx Direct Marketing Services Inc. (“Clixx”). The acquisition of Clixx allows the Company an opportunity to provide certain customers with end-of-production capabilities that will allow the Company to service several key customer relationships with a full suite of capabilities. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Clixx acquisition preliminarily resulted in $5.3 million of goodwill, all of which is deductible for income tax purposes, and was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible asset relates to customer relationships of $1.3 million, which are being amortized over their weighted average useful lives of nine years.

Clixx’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 11, 2010 and are not included in 2009. Pro-forma results for the three and nine months ended October 3, 2009, assuming the acquisition of Clixx had been made on January 4, 2009, have not been presented since the effect would not be material.

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

Nashua’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from September 15, 2009. Net sales of $60.7 million and $182.7 million are included in the Company’s condensed consolidated statement of operations for the three and nine months ended October 2, 2010. Net sales of $14.1 million are included in the Company’s condensed consolidated statement of operations for the three and nine months ended October 3, 2009.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for the three and nine month periods ended October 3, 2009 presented herein has been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the Nashua acquisition as if it had been consummated as of January 4, 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2009		October 3, 2009
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$448,039	$497,482	$1,257,783	$1,430,900
Operating income	25,002	25,882	19,746	19,653
Loss from continuing operations	(8,432)	(8,186)	(30,460)	(30,920)
Net income (loss)	1,073	1,319	(21,490)	(21,950)
Income (loss) per share – basic and diluted:
Continuing operations	$(0.15)	$(0.13)	$(0.55)	$(0.50)
Discontinued operations	0.17	0.15	0.16	0.14
Net income (loss)	$0.02	$0.02	$(0.39)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	55,911	61,706	54,978	61,583

The pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the Nashua acquisition actually been consummated as of the beginning of the period noted above, or of the Company’s expected future results of operations.

Acquisition-related Restructuring Activities

Upon the adoption of a new accounting pronouncement on January 4, 2009, the Company was required to expense restructuring and integration related costs that it previously included in the purchase price allocation of its prior year acquisitions. As a result, restructuring and impairment charges incurred in connection with the integration of Nashua and Glyph into the Company’s operations are included in restructuring and impairment charges in the condensed consolidated statements of operations.

Upon the acquisition of Nashua, the Company developed and implemented its plan to integrate Nashua into its existing operations. In the fourth quarter of 2009, activities related to Nashua included the closure and consolidation of Nashua’s Vernon, California point-of-sale facility (“Vernon”) into the Company’s existing Los Angeles, California envelope facility and elimination of duplicative headcount and public company costs. In the first nine months of 2010, activities related to Nashua primarily related to the closure of Vernon and the closure and consolidation of Nashua’s Omaha, Nebraska labels facility into the Company’s existing operations.

Upon the acquisition of Glyph, the Company developed and implemented its plan to integrate Glyph into its existing operations. Since June of 2010, these activities have included the elimination of headcount and the closure of a sales office in Fort Lauderdale, Florida.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Restructuring and impairment charges for the three and nine months ended October 2, 2010 related to Nashua and Glyph were as follows (in thousands):

	Three Months Ended October 2, 2010			Nine Months Ended October 2, 2010
	Nashua	Glyph	Total	Nashua	Glyph	Total

Employee separation costs	$96	$78	$174	$1,349	$78	$1,427
Asset impairments, net of gain on sale	39	—	39	337	—	337
Equipment moving expenses	66	—	66	700	—	700
Lease termination expenses	2	159	161	194	159	353
Building clean-up and other expenses	267	—	267	553	—	553
Total restructuring and impairment charges	$470	$237	$707	$3,133	$237	$3,370

In connection with prior acquisitions, the Company recorded liabilities in the purchase price allocations associated with its plan to exit certain activities and, in connection with the Nashua acquisition, the Company assumed related liabilities on the date of acquisition. In addition, in connection with the Nashua and Glyph acquisitions, the Company incurred liabilities associated with their respective integrations into the Company’s operations. A summary of the activity recorded for these liabilities is as follows (in thousands):

	Lease Termination Costs	Employee Separation Costs	Other Exit Costs	Total
Balance as of January 2, 2010	$2,791	$532	$—	$3,323
Accruals, net	353	1,427	553	2,333
Payments	(1,199)	(1,531)	(553)	(3,283)
Balance as of October 2, 2010	$1,945	$428	$—	$2,373

3. Inventories

Inventories by major category are as follows (in thousands):

	October 2, 2010	January 2, 2010
Raw materials	$70,466	$60,332
Work in process	26,986	25,812
Finished goods	54,810	59,084
	$152,262	$145,228

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	October 2, 2010	January 2, 2010
Land and land improvements	$19,158	$18,622
Buildings and building improvements	108,516	106,785
Machinery and equipment	616,994	616,022
Furniture and fixtures	12,290	12,652
Construction in progress	7,927	12,143
	764,885	766,224
Accumulated depreciation	(406,566)	(378,345)
	$358,319	$387,879

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of October 2, 2010 and January 2, 2010 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of January 2, 2010	$152,071	$167,685	$319,756
Acquisition	795	14,814	15,609
Foreign currency translation	—	281	281
Impairment charge	—	(132,185)	(132,185)
Balance as of October 2, 2010	$152,866	$50,595	$203,461

During the third quarter of 2010, based on a combination of factors, including the continued economic uncertainty that remains in the U.S. and global economies and revisions to forecasted operating results, the Company believed that there were sufficient indicators that would require it to perform an interim goodwill and long-lived asset impairment analysis as of October 2, 2010. The Company’s valuation of all of its reporting units was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the present value of expected future cash flows of each reporting unit. The Company performed a market approach analysis in order to support the reasonableness of the fair value determined under the income approach. The Company’s current year analysis utilized a higher discount rate applied to lower estimated future cash flows compared to its prior year analysis and reflects increased borrowing rates and equity risk premiums implied by current market conditions. The Company determined that the fair value of its remaining reporting units, other than its Publisher Services Group (“PSG”), were not below their carrying amounts, including goodwill. Thus, no further analysis was performed on those reporting units. However, since the fair value of its PSG reporting unit was determined to be below its carrying amounts including goodwill, the Company performed additional fair value measurement calculations to determine total impairment. As part of its valuation to determine the total impairment charge, the Company also estimated the fair value of significant tangible and intangible long-lived assets of its PSG reporting unit. These tangible and intangible long-lived assets were valued using appropriate valuation techniques for assets of their nature, such as the relief-from-royalty and income approaches.

As a result of its preliminary goodwill and long-lived asset impairment analysis, the Company recorded estimated non-cash, pre-tax impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related customer relationships in its PSG reporting unit. The Company expects to finalize the analysis on its PSG reporting unit during the fourth quarter of 2010 and any adjustments to its preliminary estimates as a result of completing its impairment analysis or allocation of fair value to appropriate assets will be recorded or adjusted in the fourth quarter of 2010. The Company believes that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

	October 2, 2010					January 2, 2010
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:

Customer relationships	13	$176,586	$(27,234)	$(46,051)	$103,301	$172,205	$(38,394)	$133,811
Trademarks and tradenames	23	21,361	—	(5,677)	15,684	21,011	(4,986)	16,025
Patents	3	3,028	—	(2,225)	803	3,028	(2,023)	1,005
Non-compete agreements	2	2,456	—	(2,202)	254	2,456	(1,958)	498
Other	8	802	—	(275)	527	802	(223)	579
		204,233	(27,234)	(56,430)	120,569	199,502	(47,584)	151,918

Intangible assets with indefinite lives:
Trademarks		143,500	(22,000)	—	121,500	143,500	—	143,500
Total		$347,733	$(49,234)	$(56,430)	$242,069	$343,002	$(47,584)	$295,418

Annual amortization expense for intangible assets for each of the five years in the period ending October 3, 2015 is estimated to be as follows (in thousands):

Annual Estimated Expense
2011	$10,844
2012	10,727
2013	10,548
2014	10,264
2015	10,135

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	October 2, 2010	January 2, 2010
Term loan, due 2013	$370,404	$683,306
7⅞% senior subordinated notes, due 2013	296,270	296,270
10½% senior notes, due 2016	170,000	170,000
8⅜% senior subordinated notes, due 2014 ($32.2 million outstanding principal amount as of October 2, 2010 and January 2, 2010)	32,636	32,715
8⅞% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of October 2, 2010)	397,368	—
Revolving credit facility, due 2012	—	22,500
Other	23,513	29,126
	1,290,191	1,233,917
Less current maturities	(10,657)	(15,057)
Long-term debt	$1,279,534	$1,218,860

The estimated fair value of the Company’s long-term debt was approximately $1.3 billion and $1.2 billion as of October 2, 2010 and January 2, 2010, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of known trading levels and interest rates on financing options available to the Company with similar terms and maturities.

8⅞% Notes Issuance, 2010 Refinancing and Debt Compliance

On February 5, 2010, the Company issued $400 million of 8⅞% senior second lien notes due 2018 (“8⅞% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.6 million remains unamortized as of October 2, 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s term loans and delayed-draw term loans due 2013 (“Term Loans”) and $88.0 million outstanding under the revolving credit facility due 2012 (“Revolving Credit Facility” and collectively with the Term Loans, the “Amended Credit Facilities”) simultaneously in combination with an amendment to the Company’s Amended Credit Facilities (“2010 Refinancing”).

The 8⅞% Notes were issued pursuant to an indenture among Cenveo, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among Cenveo, Inc., certain subsidiary guarantors, Bank of America, N.A. as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of the Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. The Company may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

similar to the Company’s 10½% senior notes due 2016 (“10½% Notes”), including a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill its registration rights obligations, on April 28, 2010, the Company launched a registered exchange offer (“Exchange Offer”) to exchange any and all of its outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8⅞% Notes were exchanged for registered 8⅞% Notes.

Prior to the 2010 Refinancing, the Company’s Amended Credit Facilities, which are secured by a first priority lien on substantially all of the Company’s assets, contained two financial covenants that must be complied with: a maximum consolidated leverage ratio (“Leverage Covenant”), and a minimum consolidated interest coverage ratio (“Interest Coverage Covenant”).  The 2010 Refinancing provided the Company, among other things, the ability to pay down at least $300.0 million of Term Loans and a portion of the Revolving Credit Facility then outstanding with net proceeds from the 8⅞% Notes while also resetting the financial covenants. The Leverage Covenant threshold, with which the Company must be in pro forma compliance at all times, now requires the Company to not exceed 6.50:1.00 at any time during fiscal year 2010 before stepping down to 6.25:1.00 during fiscal year 2011 and then reducing to 5.50:1.00 for the remainder of the term of the Amended Credit Facilities. The Interest Coverage Covenant was also reset, primarily to allow for interest to be paid on the 8⅞% Notes, requiring the Company to not be less than 1.70:1.00 through the end of the third quarter of 2010 with the threshold stepping up thereafter starting at 1.85:1.00 through the fourth quarter of 2010 and reaching 2.25:1.00 in 2012.  Lenders to the Amended Credit Facilities also granted the Company the ability to increase the Revolving Credit Facility or Term Loans by $100.0 million subject to the Company’s compliance with the terms contained within the Amended Credit Facilities. Additionally, the fiscal year 2009 mandatory excess cash flow payment that was to be made in March 2010 was waived given the substantial pay down of the Term Loans with net proceeds from the 8⅞% Notes.

 As conditions to the 2010 Refinancing becoming effective, the Company agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million.  Further, the 2010 Refinancing, among other things: (i) added a maximum first lien leverage ratio covenant that the Company must be in pro forma compliance with at all times (“First Lien Leverage Covenant”), which ratio may not exceed 2.25:1.00 prior to maturity, and (ii) in calculating its three financial covenants, modified the Company’s ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Term Loans, while a 15 basis points fee was paid on a post-amendment balance basis to all consenting lenders who approved the 2010 Refinancing.

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

As the Amended Credit Facilities have senior secured and first priority lien position in the Company’s capital structure and the most restrictive covenants, then provided the Company is in compliance with the Amended Credit Facilities, the Company would also be in compliance, in most circumstances, with the consolidated secured debt to consolidated cash flow liens incurrence tests within the Company’s 8⅞% Notes and 10½% Notes indentures and the fixed charge coverage debt incurrence tests within all of the Company’s indentures.  As of October 2, 2010, the Company was in compliance with all debt agreement covenants.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. As of October 2, 2010 and January 2, 2010, the Company had $250.0 million and $500.0 million, respectively, of such interest rate swaps. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. In the third quarter of 2010, the Company redeemed $200.0 million notional amount of interest rate swaps.  In conjunction with the 2010 Refinancing, the Company de-designated $125.0 million notional amount of interest rate swap agreements previously used to hedge interest rate exposure on its floating rate debt, of which $50.0 million matured in March 2010 and $75.0 million is to mature in the second quarter of 2011.  The Company de-designated an additional $5.0 million notional amount of an interest rate swap agreement that was redeemed in the third quarter of 2010 following a voluntary repayment of $10.0 million of its Term Loans on April 1, 2010. The Company has not terminated the balance of these interest rate swap agreements; however, the Company may terminate them at any time prior to their scheduled maturity date.  Any ineffectiveness, as a result of these de-designations, will be marked-to-market through interest expense, net in the condensed consolidated statement of operations.  The fair value of these de-designated swaps currently recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets are being amortized to interest expense, net in the condensed consolidated statement of operations over the remaining life of each respective interest rate swap agreement. For the three and nine months ended October 2, 2010, income from ineffectiveness of $0.3 million and $1.0 million, respectively, and expense of $0.2 million and $1.2 million, respectively, relating to the amortization from accumulated other comprehensive loss (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations.

The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month London Interbank Offered Rate (“LIBOR”), using commercially available market sources. The interest rate swaps are categorized as Level 2 as required by the Fair Value Measurements and Disclosures Topic of the ASC 820. The table below presents the fair value of the Company’s interest rate swaps (in thousands):

	October 2, 2010	January 2, 2010

Current Liabilities:
Interest Rate Swaps	$3,233	$9,044
Interest Rate Swaps (ineffective)	1,214	—
Long-Term Liabilities:
Interest Rate Swaps	—	7,875

Extinguishments

From January 4, 2009 through April 8, 2009, the Company purchased in the open market and retired principal amounts of approximately $40.1 million, $7.1 million and $5.0 million of its 8⅜% senior subordinated notes due 2014 (“8⅜% Notes”), 7⅞% senior subordinated notes due 2013 (“7⅞% Notes”), and 10½% Notes, respectively, for approximately $23.0 million, $4.3 million and $3.3 million, respectively, plus accrued and unpaid interest.  These open market purchases were made within permitted restricted payment limits under the Company’s debt agreements. In connection with these repurchases and retirements, the Company recognized gains on early extinguishment of debt of approximately $21.9 million in the nine months ended October 3, 2009, respectively, which included the write-off of $0.6 million of fair value increase related to the 8⅜% Notes, $0.2 million of previously unamortized debt issuance costs and fees paid of $0.1 million.

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

During the third quarter of 2010 and 2009, the Company reduced its liability for uncertain tax positions by $10.7 million and $12.1 million, respectively, net of deferred tax assets of $3.9 million and $2.6 million, respectively, as a result of the expiration of certain statutes of limitations. In the three and nine month periods ended October 2, 2010 and October 3, 2009, income tax benefits of $2.8 million and $9.5 million, respectively, are included in income from discontinued operations, net of taxes, in the Company’s condensed consolidated statement of operations, as a result of these expirations. In the three and nine month periods ended October 2, 2010, an income tax benefit of $4.0 million is included in income tax expense (benefit) in the Company’s condensed consolidated statement of operations, as a result of these expirations.

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

9. Pension Plans

The components of the net periodic pension expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$244	$122	$733	$319
Interest cost	3,905	2,780	11,947	7,776
Expected return on plan assets	(3,614)	(2,176)	(10,843)	(6,028)
Net amortization and deferral	1	1	2	2
Recognized net actuarial loss	559	588	1,678	1,764
Net periodic pension expense	$1,095	$1,315	$3,517	$3,833

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Pension Plans (Continued)

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s postretirement plans for each of the three months ended October 2, 2010 and October 3, 2009, respectively, and $0.9 million and $0.6 million in the nine months ended October 2, 2010 and October 3, 2009, respectively.

During the nine months ended October 2, 2010, the Company made contributions of $9.4 million to its pension plans and postretirement plans. The Company expects to contribute approximately $0.8 million to its pension plans and postretirement plans for the remainder of 2010.

10. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $3.2 million and $8.8 million for the three and nine months ended October 2, 2010, respectively, and $4.0 million and $10.8 million for the three and nine months ended October 3, 2009, respectively.

As of October 2, 2010, there was approximately $18.2 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.6 years.

A summary of the Company’s outstanding stock options as of and for the nine month period ended October 2, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 2, 2010	3,917,851	$11.73	3.7	$5,513
Granted	660,000	7.02
Exercised	(167,500)	4.76		$405
Forfeited	(420,354)	14.83
Outstanding at October 2, 2010	3,989,997	10.92	3.2	$669
Exercisable at October 2, 2010	2,556,747	13.43	2.2	$220
_________________

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at October 2, 2010 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

The weighted-average grant date fair value of stock options granted during the nine month period ended October 2, 2010 were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (Continued)

Restricted Shares and Restricted Share Units (“RSUs”)

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine month period ended October 2, 2010 is as follows:

	Restricted Shares		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 2, 2010	161,144	$6.53	1,896,585	$9.72
Granted	—	—	756,924	7.02
Vested	(1,447)	6.53	(904,710)	10.48
Forfeited	(134,397)	—	(28,125)	9.49
Unvested at October 2, 2010	25,300	6.53	1,720,674	8.13

The total fair value of RSUs that vested during the three and nine month periods ended October 2, 2010 was $3.6 million and $5.6 million, respectively, as of the respective vesting dates.

11. Restructuring and Impairment Charges

Goodwill and Other Long-Lived Asset Impairments

As disclosed in Note 5, the Company recorded estimated non-cash, pre-tax impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships in its PSG reporting unit. The Company expects to finalize the analysis on its PSG reporting unit during the fourth quarter of 2010 and any adjustments to its preliminary estimates as a result of completing its impairment analysis or allocation of fair value to appropriate assets will be recorded or adjusted in the fourth quarter of 2010.

Cost Savings and Restructuring Plans

The Company has three active and two residual cost savings plans: (i) the plans related to the Nashua and Glyph acquisitions disclosed in Note 2 and the 2009 Cost Savings and Restructuring Plan; and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan.

2009 Cost Savings and Restructuring Plan

In the first quarter of 2009, the Company developed and implemented a cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the current economic downturn. As part of this plan, in the first nine months of 2010, the Company continued to implement cost savings initiatives throughout its operations, closed and consolidated a journal plant into its existing operations and announced the closure and consolidation of a commercial printing plant into its existing operations. As a result of these actions and the initiatives taken in connection with the integration of Nashua and Glyph, the Company reduced its headcount by approximately 700 employees in the first nine months of 2010. The following tables present the details of the expenses recognized as a result of this plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2010 Activity

Restructuring and impairment charges for the three months ended October 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$45	$413	$1,504	$1,962
Asset impairments, net of gain on sale	(7)	(320)	—	(327)
Equipment moving expenses	—	404	—	404
Lease termination expenses	139	210	2	351
Multi-employer pension withdrawal expenses	2,266	—	—	2,266
Building clean-up and other expenses	70	937	67	1,074
Total restructuring and impairment charges	$2,513	$1,644	$1,573	$5,730

Restructuring and impairment charges for the nine months ended October 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$2,931	$3,516	$1,634	$8,081
Asset impairments, net of gain on sale	64	1,134	—	1,198
Equipment moving expenses	191	1,385	—	1,576
Lease termination expenses	297	4,153	348	4,798
Multi-employer pension withdrawal expenses	3,854	—	—	3,854
Building clean-up and other expenses	376	3,399	292	4,067
Total restructuring and impairment charges	$7,713	$13,587	$2,274	$23,574

2009 Activity

Restructuring and impairment charges for the three months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$775	$1,448	$83	$2,306
Asset impairments, net of gain on sale	152	1,491	—	1,643
Equipment moving expenses	449	1,134	—	1,583
Lease termination expenses (income)	(994)	77	15	(902)
Building clean-up and other expenses	611	1,729	102	2,442
Total restructuring and impairment charges	$993	$5,879	$200	$7,072

Restructuring and impairment charges for the nine months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$4,224	$9,476	$803	$14,503
Asset impairments, net of gain on sale	2,733	5,579	—	8,312
Equipment moving expenses	1,173	1,632	—	2,805
Lease termination expenses	2,992	687	194	3,873
Multi-employer pension withdrawal expenses	—	11,303	—	11,303
Building clean-up and other expenses	1,792	2,212	102	4,106
Total restructuring and impairment charges	$12,914	$30,889	$1,099	$44,902

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

A summary of the activity charged to the restructuring liabilities for the 2009 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 2, 2010	$2,224	$3,403	$11,303	$140	$17,070
Accruals, net	4,798	8,081	3,854	4,067	20,800
Payments	(3,634)	(8,973)	(265)	(4,207)	(17,079)
Balance at October 2, 2010	$3,388	$2,511	$14,892	$—	$20,791

2007 Cost Savings and Integration Plan

The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges for the three months ended October 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Lease termination expenses (income)	$(23)	$(2)	$(25)
Building clean-up and other expenses	17	150	167
Total restructuring and impairment charges	$(6)	$148	$142

Restructuring and impairment charges for the nine months ended October 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Asset impairments, net of gain on sale	$—	$74	$74
Lease termination expenses	43	40	83
Building clean-up and other expenses	46	437	483
Total restructuring and impairment charges	$89	$551	$640

2009 Activity

Restructuring and impairment charges for the three months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$19	$(19)	$—	$—
Asset impairments, net of gain on sale	143	1,079	—	1,222
Lease termination expenses (income)	63	(48)	—	15
Building clean-up and other expenses	54	204	(8)	250
Total restructuring and impairment charges	$279	$1,216	$(8)	$1,487

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

Restructuring and impairment charges for the nine months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Employee separation costs	$108	$87	$29	$224
Asset impairments, net of gain on sale	67	981	—	1,048
Equipment moving expenses	—	57	—	57
Lease termination expenses (income)	94	(540)	3	(443)
Multi-employer pension withdrawal expenses	—	2,122	—	2,122
Building clean-up and other expenses	134	568	22	724
Total restructuring and impairment charges	$403	$3,275	$54	$3,732

A summary of the activity charged to the restructuring liabilities for the 2007 Cost Savings and Integration Plan is as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 2, 2010	$1,641	$1	$3,156	$—	$4,798
Accruals, net	83	—	—	483	566
Payments	(543)	(1)	—	(483)	(1,027)
Balance at October 2, 2010	$1,181	$—	$3,156	$—	$4,337

2005 Cost Savings and Restructuring Plan

The following tables present the details of the expenses recognized as a result of this plan.

2010 Activity

Restructuring and impairment charges (income) for the three months ended October 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Lease termination expenses	$—	$8	$81	$89
Building clean-up and other expenses	(46)	31	43	28
Total restructuring and impairment charges (income)	$(46)	$39	$124	$117

Restructuring and impairment charges (income) for the nine months ended October 2, 2010 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments, net of gain on sale	$—	$(165)	$—	$(165)
Lease termination expenses (income)	(73)	(42)	214	99
Building clean-up and other expenses	(37)	208	110	281
Total restructuring and impairment charges (income)	$(110)	$1	$324	$215

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2009 Activity

Restructuring and impairment charges (income) for the three months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments	$—	$28	$—	$28
Equipment moving expenses	—	14	—	14
Lease termination expenses (income)	(185)	11	62	(112)
Building clean-up and other expenses	30	18	—	48
Total restructuring and impairment charges (income)	$(155)	$71	$62	$(22)

Restructuring and impairment charges (income) for the nine months ended October 3, 2009 were as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Corporate	Total
Asset impairments	$—	$18	$—	$18
Equipment moving expenses	—	14	—	14
Lease termination expenses (income)	(207)	365	18	176
Building clean-up and other expenses	223	235	—	458
Total restructuring and impairment charges	$16	$632	$18	$666

A summary of the activity charged to restructuring liabilities for the 2005 Cost Savings and Restructuring Plan is as follows (in thousands):

	Lease Termination Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance at January 2, 2010	$1,678	$88	$—	$1,766
Accruals, net	99	—	281	380
Payments	(1,148)	(88)	(281)	(1,517)
Balance at October 2, 2010	$629	$—	$—	$629

12.  Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income (loss)	$(157,189)	$1,073	$(176,624)	$(21,490)
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of taxes	3,502	528	8,973	4,718
Currency translation adjustment	2,390	1,809	2,169	3,323
Comprehensive income (loss)	$(151,297)	$3,410	$(165,482)	$(13,449)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. For the three and nine months ended October 2, 2010 and October 3, 2009, the effect of approximately 5,085,341 and 6,196,592 stock options outstanding, restricted stock and RSUs, respectively, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerator for basic and diluted income (loss) per share
Loss from continuing operations	$(159,989)	$(8,432)	$(179,302)	$(30,460)
Income from discontinued operations, net of taxes	2,800	9,505	2,678	8,970
Net income (loss)	$(157,189)	$1,073	$(176,624)	$(21,490)

Denominator for weighted average common shares outstanding:
Basic shares	62,473	55,911	62,268	54,978
Dilutive effect of equity awards	—	—	—	—
Diluted shares	62,473	55,911	62,268	54,978

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales:
Envelopes, forms and labels	$243,743	$212,311	$729,648	$581,419
Commercial printing	211,384	235,728	624,677	676,364
Total	$455,127	$448,039	$1,354,325	$1,257,783

Operating income (loss):
Envelopes, forms and labels	$23,182	$27,522	$68,204	$54,454
Commercial printing	(168,144)	6,714	(164,557)	(7,143)
Corporate	(11,167)	(9,234)	(28,199)	(27,565)
Total	$(156,129)	$25,002	$(124,552)	$19,746

Restructuring and impairment charges:
Envelopes, forms and labels	$2,931	$1,117	$10,825	$13,333
Commercial printing	183,487	7,166	195,795	34,796
Corporate	1,697	254	2,598	1,171
Total	$188,115	$8,537	$209,218	$49,300

Net sales by product line:
Envelopes	$129,969	$138,124	$387,623	$394,139
Commercial printing	152,502	159,947	436,021	450,993
Journals and periodicals	58,653	75,013	188,063	221,996
Labels and business forms	114,003	74,955	342,618	190,655
Total	$455,127	$448,039	$1,354,325	$1,257,783

Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,070	$1,123	$3,415	$3,447
Commercial printing to envelopes, forms and labels	865	387	2,760	1,313
Total	$1,935	$1,510	$6,175	$4,760

	October 2, 2010	January 2, 2010

Identifiable assets:
Envelopes, forms and labels	$677,812	$689,516
Commercial printing	619,691	776,637
Corporate	96,078	59,620
Total	$1,393,581	$1,525,773

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and nine months ended October 2, 2010 and October 3, 2009.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
October 2, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$43,835	$424	$2,811	$—	$47,070
Accounts receivable, net	—	103,370	159,696	2,529	—	265,595
Inventories	—	70,545	80,358	1,359	—	152,262
Notes receivable from subsidiaries	—	46,438	—	—	(46,438)	—
Prepaid and other current assets	—	47,057	11,353	4,208	—	62,618
Total current assets	—	311,245	251,831	10,907	(46,438)	527,545

Investment in subsidiaries	(332,531)	1,441,491	9,402	6,725	(1,125,087)	—
Property, plant and equipment, net	—	115,873	241,128	1,318	—	358,319
Goodwill	—	29,244	167,197	7,020	—	203,461
Other intangible assets, net	—	7,289	231,489	3,291	—	242,069
Other assets, net	—	94,878	(33,687)	996	—	62,187
Total assets	$(332,531)	$2,000,020	$867,360	$30,257	$(1,171,525)	$1,393,581

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,929	$6,728	$—	$—	$10,657
Accounts payable	—	92,898	86,222	1,189	—	180,309
Accrued compensation and related liabilities	—	16,445	14,339	444	—	31,228
Other current liabilities	—	61,841	21,662	1,809	—	85,312
Intercompany payable (receivable)	—	785,791	(786,979)	1,188	—	—
Notes payable to issuer	—	—	36,938	9,500	(46,438)	—
Total current liabilities	—	960,904	(621,090)	14,130	(46,438)	307,506

Long-term debt	—	1,262,963	16,571	—	—	1,279,534
Other liabilities	—	108,684	30,388	—	—	139,072
Shareholders’ (deficit) equity	(332,531)	(332,531)	1,441,491	16,127	(1,125,087)	(332,531)
Total liabilities and shareholders’ (deficit) equity	$(332,531)	$2,000,020	$867,360	$30,257	$(1,171,525)	$1,393,581

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended October 2, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$182,220	$265,559	$7,348	$—	$455,127
Cost of sales	—	151,774	208,524	5,223	—	365,521
Selling, general and administrative expenses	—	28,892	25,144	508	—	54,544
Amortization of intangible assets	—	114	2,803	159	—	3,076
Restructuring and impairment charges	—	2,836	185,279	—	—	188,115
Operating income (loss)	—	(1,396)	(156,191)	1,458	—	(156,129)
Interest expense (income), net	—	30,744	255	(46)	—	30,953
Intercompany interest expense (income)	—	(326)	255	71	—	—
Other (income) expense, net	—	604	(602)	81	—	83
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(32,418)	(156,099)	1,352	—	(187,165)
Income tax expense (benefit)	—	(4,268)	(23,477)	569	—	(27,176)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(28,150)	(132,622)	783	—	(159,989)
Equity in income (loss) of unconsolidated subsidiaries	(157,189)	(131,839)	783	—	288,245	—
Income (loss) from continuing operations	(157,189)	(159,989)	(131,839)	783	288,245	(159,989)
Income from discontinued operations, net of taxes	—	2,800	—	—	—	2,800
Net income (loss)	$(157,189)	$(157,189)	$(131,839)	$783	$288,245	$(157,189)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended October 2, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$532,492	$803,364	$18,469	$—	$1,354,325
Cost of sales	—	445,885	642,057	12,786	—	1,100,728
Selling, general and administrative expenses	—	83,478	75,759	833	—	160,070
Amortization of intangible assets	—	318	8,384	159	—	8,861
Restructuring and impairment charges	—	12,945	196,273	—	—	209,218
Operating income (loss)	—	(10,134)	(119,109)	4,691	—	(124,552)
Interest expense (income), net	—	91,223	889	(53)	—	92,059
Intercompany interest expense (income)	—	(821)	750	71	—	—
Loss on early extinguishment of debt	—	2,598	—	—	—	2,598
Other expense, net	—	906	57	152	—	1,115
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(104,040)	(120,805)	4,521	—	(220,324)
Income tax expense (benefit)	—	(22,497)	(19,165)	640	—	(41,022)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(81,543)	(101,640)	3,881	—	(179,302)
Equity in income (loss) of unconsolidated subsidiaries	(176,624)	(97,759)	3,881	—	270,502	—
Income (loss) from continuing operations	(176,624)	(179,302)	(97,759)	3,881	270,502	(179,302)
Income from discontinued operations, net of taxes	—	2,678	—	—	—	2,678
Net income (loss)	$(176,624)	$(176,624)	$(97,759)	$3,881	$270,502	$(176,624)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 2, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$8,791	$(81,809)	$88,453	$8,257	$—	$23,692
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(10,307)	—	(11,200)	—	(21,507)
Capital expenditures	—	(6,617)	(6,961)	—	—	(13,578)
Intercompany note	—	(9,500)	—	—	9,500	—
Proceeds from sale of property, plant and equipment	—	1,759	1,159	—	—	2,918
Net cash (used in) provided by investing activities	—	(24,665)	(5,802)	(11,200)	9,500	(32,167)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	—	397,204	—	—	—	397,204
Proceeds from exercise of stock options	1,670	—	—	—	—	1,670
Repayment of term loans	—	(312,902)	—	—	—	(312,902)
Repayments under revolving credit facility, net	—	(22,500)	—	—	—	(22,500)
Payment of refinancing or repurchase fees, redemption premiums and expenses	—	(13,009)	—	—	—	(13,009)
Repayments of other long-term debt	—	(66)	(5,547)	—	—	(5,613)
Purchase and retirement of common stock upon vesting of RSUs	(1,001)	—	—	—	—	(1,001)
Intercompany note	—	—	—	9,500	(9,500)	—
Intercompany advances	(9,460)	92,611	(77,468)	(5,683)	—	—
Net cash (used in) provided by financing activities	(8,791)	141,338	(83,015)	3,817	(9,500)	43,849
Effect of exchange rate changes on cash and cash equivalents	—	—	24	876	—	900
Net increase (decrease) in cash and cash equivalents	—	34,864	(340)	1,750	—	36,274
Cash and cash equivalents at beginning of period	—	8,971	764	1,061	—	10,796
Cash and cash equivalents at end of period	$—	$43,835	$424	$2,811	$—	$47,070

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$8,971	$764	$1,061	$—	$10,796
Accounts receivable, net	—	111,687	151,046	5,830	—	268,563
Inventories	—	70,252	73,715	1,261	—	145,228
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	50,319	13,501	1,023	—	64,843
Total current assets	—	278,167	239,026	9,175	(36,938)	489,430

Investment in subsidiaries	(176,510)	1,537,082	4,225	6,725	(1,371,522)	—
Property, plant and equipment, net	—	125,694	261,765	420	—	387,879
Goodwill	—	29,243	290,513	—	—	319,756
Other intangible assets, net	—	7,590	287,828	—	—	295,418
Other assets, net	—	26,664	6,278	348	—	33,290
Total assets	$(176,510)	$2,004,440	$1,089,635	$16,668	$(1,408,460)	$1,525,773

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,610	$7,447	$—	$—	$15,057
Accounts payable	—	97,442	84,657	1,841	—	183,940
Accrued compensation and related liabilities	—	15,670	14,171	—	—	29,841
Other current liabilities	—	76,919	20,357	803	—	98,079
Intercompany payable (receivable)	—	781,625	(786,378)	4,753	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	979,266	(622,808)	7,397	(36,938)	326,917

Long-term debt	—	1,197,461	21,399	—	—	1,218,860
Other liabilities	—	4,223	153,962	(1,679)	—	156,506
Shareholders’ (deficit) equity	(176,510)	(176,510)	1,537,082	10,950	(1,371,522)	(176,510)
Total liabilities and shareholders’ (deficit) equity	$(176,510)	$2,004,440	$1,089,635	$16,668	$(1,408,460)	$1,525,773

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended October 3, 2009
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$193,278	$249,861	$4,900	$—	$448,039
Cost of sales	—	161,391	194,715	3,237	—	359,343
Selling, general and administrative expenses	—	28,725	23,743	102	—	52,570
Amortization of intangible assets	—	111	2,476	—	—	2,587
Restructuring, impairment and other charges	—	7,485	1,052	—	—	8,537
Operating income (loss)	—	(4,434)	27,875	1,561	—	25,002
Interest expense (income), net	—	28,714	345	(22)	—	29,037
Intercompany interest expense (income)	—	(243)	243	—	—	—
Other expense, net	—	114	129	23	—	266
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(33,019)	27,158	1,560	—	(4,301)
Income tax expense	—	3,083	1,039	9	—	4,131
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(36,102)	26,119	1,551	—	(8,432)
Equity in income of unconsolidated subsidiaries	1,073	27,670	1,551	—	(30,294)	—
Income (loss) from continuing operations	1,073	(8,432)	27,670	1,551	(30,294)	(8,432)
Income from discontinued operations, net of taxes	—	9,505	—	—	—	9,505
Net income (loss)	$1,073	$1,073	$27,670	$1,551	$(30,294)	$1,073

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

 Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which we refer to as our 2009 Form 10-K. Item 7 of our 2009 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of October 2, 2010.

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

Business Overview

We are one of the largest diversified printing companies in North America, according to the December 2009 Printing Impressions 400 report. Our broad portfolio of products includes envelope production, commercial printing, forms and labels manufacturing, packaging and publisher offerings. We operate a global network of over 70 printing and manufacturing, content management and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, when current senior management joined Cenveo, we have significantly improved profitability by diversifying our revenue base, consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies, and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate our business in two complementary reportable segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels.  We are one of the largest North American envelope manufacturers, a leading forms and labels provider and the largest North American prescription labels manufacturer for retail pharmacy chains. In 2009, we added to our envelopes, forms and labels business with the acquisition of Nashua Corporation, which we refer to as Nashua. Our envelopes, forms and labels segment represents approximately 54% of our net sales for the three and nine months ended October 2, 2010, respectively, and primarily specializes in the design, manufacturing and printing of:

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

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end content management solutions to scientific, technical and medical journals, which we refer to as STM journals. In 2010, we added to our commercial printing business with the acquisition of Clixx Direct Marketing Services Inc., which we refer to as Clixx, and Glyph International, which we refer to as Glyph, and collectively with Clixx we refer to as the 2010 Acquisitions. Our commercial printing segment represents approximately 46% of our net sales for the three and nine months ended October 2, 2010, respectively, and provides one-stop print, design, content management fulfillment and distribution offerings, including:

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

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results of operations for the three and nine month periods ended October 2, 2010 and October 3, 2009 followed by a discussion of the results of operations of each of our reportable segments for the same period. Our results for the three and nine month periods ended October 3, 2009 do not include the operating results of the 2010 Acquisitions but do include the operating results of Nashua from the September 15, 2009 acquisition date.

The current U.S. and global economic conditions, as well as actions we have taken to mitigate the effects of the current conditions, have affected and, most likely will continue to affect, our results of operations and financial position. Through the first nine months of 2010, we have seen a mild recovery in most of our businesses; however, certain of our businesses have been significantly impacted by the uncertainty that remains in the U.S. and global economies. During the third quarter of 2010, given the continued economic uncertainty that remains in the U.S. and global economies and revisions to our forecasted operating results, primarily in our Publisher Services Group, which we refer to as PSG, reporting unit, we believed that there were sufficient indicators that would require us to perform an interim goodwill and long-lived asset impairment analysis as of October 2, 2010.

Our preliminary valuation on all of our reporting units was performed using the income approach in which we utilized a discounted cash flow analysis to determine the present value of expected future cash flows of each reporting unit. We performed a market approach analysis in order to support the reasonableness of the fair value determined under the income approach. Our current year valuation utilized a higher discount rate applied to lower estimated future cash flows when compared to our prior year analysis and reflects increased borrowing rates and equity risk premiums implied by current market conditions. Based on our preliminary valuation, we determined that the fair value of our remaining reporting units, other than PSG, were not below their carrying amounts, including goodwill. Thus, no further analysis was performed on those reporting units. However, since the fair value of our PSG reporting unit was determined to be below its carrying amounts including goodwill, we performed additional fair value measurement calculations to determine total impairment. As part of our valuation to determine the total impairment charge, we also estimated the fair value of significant tangible and intangible long-lived assets of our PSG reporting unit. These tangible and intangible long-lived assets were valued using appropriate valuation techniques for assets of their nature, such as the relief-from-royalty and income approaches.

As a result of our preliminary goodwill and long-lived asset impairment analysis, we recorded estimated non-cash, pre-tax impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships within our PSG reporting unit. We expect to finalize the analysis on our PSG reporting unit during the fourth quarter of 2010 and any adjustments to our preliminary estimates as a result of completing our impairment analysis or allocation of fair value to appropriate assets will be recorded or adjusted in the fourth quarter of 2010. We believe that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows as compared to our prior year analysis and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.

Our 2009 cost savings initiatives coupled with our integration initiatives in connection with our acquisition of Nashua in 2009 and our 2010 Acquisitions included a reduction of approximately 700 employees in the first nine months of 2010, the closure and consolidation of seven manufacturing facilities in 2009 and three in 2010, which resulted in lower fixed costs in the first nine months of 2010 with relatively similar production throughput as compared to the first nine months of 2009. We have substantially completed the integration of Nashua into our existing manufacturing platform and believe that we are on target to achieve our expected synergies.  In February of 2010, we completed the acquisition of Clixx. This small acquisition has provided our Canadian operations with end-of-production capabilities that have allowed us to service several key customer relationships with a full suite of capabilities. In May of 2010, we completed the acquisition of Glyph, which we believe will enhance our content management operations. In the third quarter of 2010, we began integrating Glyph into our existing content management operations and believe we are on target to achieve our expected synergies.

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

During the first nine months of 2010, our envelopes, forms and labels segment has been impacted by: (i) disruption in the traditional envelope and direct mail envelope markets as a result of exacerbated pricing pressures in the envelope converting marketplace due to one of our larger competitors entering and reemerging from bankruptcy, (ii) increased unit volume for our direct mail envelope customers, primarily financial institutions, as compared to the first nine months of 2009, (iii) overall decline in the traditional documents and forms marketplace and pricing pressures resulting from customers’ continued and improved abilities to print high quality documents on their own, and (iv) improved performance of our labels business due to general improvement in the economy as compared to the first nine months of 2009.

During the first nine months of 2010, our commercial printing segment has been impacted by: (i) significant revenue and operating margin decline in our STM journals business, which has lagged the current economic downturn due to customer committed print requirements, and (ii) improved performance in our commercial print and specialty packaging businesses due to general improvement in the economy as compared to the first nine months of 2009.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the third quarter of 2010 and 2009 consisted of 13 weeks and 14 weeks, respectively and our reporting periods for the nine months ended October 2, 2010 and October 3, 2009 each consisted of 39 weeks.

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net sales	$455,127	$448,039	$1,354,325	$1,257,783
Operating income (loss):
Envelopes, forms and labels	23,182	27,522	68,204	54,454
Commercial printing	(168,144)	6,714	(164,557)	(7,143)
Corporate	(11,167)	(9,234)	(28,199)	(27,565)
Total operating income (loss)	(156,129)	25,002	(124,552)	19,746
Interest expense, net	30,953	29,037	92,059	79,389
(Gain) loss on early extinguishment of debt	—	—	2,598	(16,917)
Other (income) expense, net	83	266	1,115	(2,320)
Loss from continuing operations before income taxes	(187,165)	(4,301)	(220,324)	(40,406)
Income tax expense (benefit)	(27,176)	4,131	(41,022)	(9,946)
Loss from continuing operations	(159,989)	(8,432)	(179,302)	(30,460)
Income from discontinued operations, net of taxes	2,800	9,505	2,678	8,970
Net income (loss)	$(157,189)	$1,073	$(176,624)	$(21,490)
Income (loss) per share—basic and diluted:
Continuing operations	$(2.56)	$(0.15)	$(2.88)	$(0.55)
Discontinued operations	0.04	0.17	0.04	0.16
Net income (loss)	$(2.52)	$0.02	$(2.84)	$(0.39)

Net Sales

Net sales increased $7.1 million in the third quarter of 2010, as compared to the third quarter of 2009, due to higher sales from our envelopes, forms and labels segment of $31.4 million offset in part by lower sales from our commercial printing segment of $24.3 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales increased $96.5 million in the first nine months of 2010, as compared to the first nine months of 2009, due to higher sales from our envelopes, forms and labels segment of $148.2 million offset in part by lower sales from our commercial printing segment of $51.7 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income (Loss)

Operating income (loss), excluding the preliminary non-cash goodwill and other long-lived assets estimated impairment charges of $181.4 million in our commercial printing segment, increased $0.3 million in the third quarter of 2010, as compared to the third quarter of 2009. This increase was primarily due to an increase in operating income (loss) from our commercial printing segment of $6.6 million, offset in part by lower operating income in our envelopes, forms and labels segment of $4.3 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income (loss), excluding the preliminary non-cash goodwill and other long-lived assets estimated impairment charges of $181.4 million in our commercial printing segment, increased $37.1 million in the first nine months of 2010, as compared to the first nine months of 2009. This increase was primarily due to increases in operating income (loss) from our commercial printing segment of $23.9 million and our envelopes, forms and labels segment of $13.8 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense increased $1.9 million to $30.9 million in the third quarter of 2010, as compared to $29.0 million in the third quarter of 2009. This increase in 2010 was primarily due to higher interest rates resulting from the issuance of our 8⅞% Notes and the 2010 Refinancing, partially offset by having one less week in the third quarter of 2010 as compared to the third quarter of 2009. Interest expense in the third quarter of 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.9%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 7.8% in the third quarter of 2009.

Interest expense increased $12.7 million to $92.1 million in the first nine months of 2010, as compared to $79.4 million in the first nine months of 2009. This increase in 2010 was primarily due to higher interest rates resulting from: (i) the 2009 amendment to our Amended Credit Facilities, which we refer to as the 2009 Amendment, (ii) the issuance of our 8⅞% Notes and (iii) the 2010 Refinancing. Interest expense in the first nine months of 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.8%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 7.7% in the first nine months of 2009.

As a result of the issuance of our 8⅞% Notes and the 2010 Refinancing, we expect higher interest expense for the remainder of 2010 as compared to 2009.

 (Gain) Loss on Early Extinguishment of Debt

During the first nine months of 2010, in connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders.

For the first nine months of 2009, we recognized gains on early extinguishment of debt of $16.9 million, comprising gains of $21.9 million related to the repurchase and retirement of principal amounts of $40.1 million of the 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes; $7.1 million of the 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes; and $5.0 million of the 10½% senior notes due 2016, which we refer to as the 10½% Notes. These gains were partially offset by the loss on early extinguishment of debt related to the 2009 Amendment of $5.0 million, of which $3.9 million was related to fees paid to consenting lenders and $1.1 million was related to the write-off of previously unamortized debt issuance costs.

Income Taxes

	Three Months Ended			Nine Months Ended
	October 2, 2010	October 3, 2009		October 2, 2010	October 3, 2009
	(in thousands)			(in thousands)
Income tax expense (benefit) for U.S. operations	$(28,276)	$3,723		$(42,832)	$(11,508)
Income tax expense for foreign operations	1,100	408		1,810	1,562
Income tax expense (benefit)	$(27,176)	$4,131		$(41,022)	$(9,946)
Effective income tax rate	14.5%	(96.0	) %	18.6%	24.6%

In the third quarter of 2010, we had an income tax benefit of $27.2 million, compared to an income tax expense of $4.1 million in the third quarter of 2009, which primarily relates to income tax benefits from our estimated impairment charges related to goodwill and other long-lived assets and the reversal of liabilities for uncertain tax positions, partially offset by taxes on our domestic operations. Our effective tax rate in the three months ended October 2, 2010 was lower than the federal statutory rate, primarily due to the non-deductibility for income tax purposes of a significant portion of the estimated impairment charges related to goodwill and other long-lived assets. Our effective tax rate in the three months ended October 3, 2009 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

In the first nine months of 2010, we had an income tax benefit of $41.0 million, compared to $9.9 million in the first nine months of 2009, which primarily relates to income tax benefits from our estimated impairment charges related to goodwill and other long-lived assets and the reversal of liabilities for uncertain tax positions as well as taxes on our domestic operations. Our effective tax rate in the nine months ended October 2, 2010 was lower than the federal statutory rate, primarily due to the non-deductibility for income tax purposes of a significant portion of the estimated impairment charges related to goodwill and other long-lived assets. Our effective tax rate in the nine months ended October 3, 2009 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

During the third quarter of 2010 and 2009, we reduced our liability for uncertain tax positions by $10.7 million and $12.1 million, respectively, as a result of the expiration of certain statutes of limitations. We do not believe that it is reasonably possible that our unrecognized tax benefits will change significantly in the next twelve months.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under Accounting Standards Codification 740, Income Taxes, record a valuation allowance against our deferred tax assets. We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. We consider our recent operating results and anticipated future taxable income in assessing the need for a valuation allowance. As of October 2, 2010, the total valuation allowance on our net U.S. deferred tax assets was approximately $24.5 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels

Three Months Ended		Nine Months Ended
October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
(in thousands)		(in thousands)
Segment net sales	$243,743	$212,311	$729,648	$581,419
Segment operating income	$23,182	$27,522	$68,204	$54,454
Operating income margin	9.5%	13.0%	9.3%	9.4%
Restructuring and impairment charges	$2,931	$1,117	$10,825	$13,333

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $31.4 million, or 14.8%, in the third quarter of 2010, as compared to the third quarter of 2009. This increase was primarily due to $43.0 million of sales generated from the integration of Nashua into our operations, including the impact of work transitioned from our existing operations to Nashua, as Nashua was not included in our results for a full quarter in the third quarter of

2009. These increases were offset in part by (i) lower sales volumes of approximately $8.1 million, primarily due to having one less week in the third quarter of 2010, as compared to the third quarter of 2009, the continued general economic conditions impacting our office products business, and our decision to exit certain lower margin transactional business within our envelope operations, and (ii) lower sales of $3.5 million from price and product mix changes, primarily due to pricing pressures on our office products business as a result of the continued general economic conditions and our business forms operations, primarily resulting from overall decline in the traditional documents and forms marketplace and pricing pressures resulting from  customers’ continued and improved abilities to print high quality documents on their own, which are being offset in part by our ability to pass along material price increases to our customers over time.

Segment net sales for our envelopes, forms and labels segment increased $148.2 million, or 25.5%, in the first nine months of 2010, as compared to the first nine months of 2009. This increase was primarily due to: (i) $156.4 million of sales generated from the integration of Nashua into our operations, including the impact of work transitioned from our existing operations to Nashua, as Nashua was not included in our results for a full nine months in 2009, and (ii) higher sales volumes of approximately $11.3 million due to increased unit volumes from our envelope customers, primarily our financial institution customers, offset in part by the loss of sales from three plant closures in 2009 and our decision to exit certain lower margin transactional business within our envelope operations.  These increases were offset in part by lower sales of $19.5 million from price and product mix changes, primarily due to pricing pressures on our office products business as a result of the continued general economic conditions and our business forms operations, primarily resulting from an overall decline in the traditional documents and forms marketplace and pricing pressures resulting from  customers’ continued and improved abilities to print high quality documents on their own, which are being offset in part by our ability to pass along material price increases to our customers over time.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment decreased $4.3 million, or 15.8%, in the third quarter of 2010, as compared to the third quarter of 2009. This decrease was primarily due to (i) higher selling, general and administrative expenses of $3.2 million primarily due to Nashua, as Nashua was not included in our results for a full quarter in the third quarter of 2009, partially offset by our cost savings initiatives and having one less week in the third quarter of 2010, as compared to the third quarter 2009, (ii) higher restructuring and impairment charges of $1.8 million and (iii) higher amortization expense of $0.3 million, primarily due to amortizable intangible assets relating to Nashua, as Nashua was not included in our results for a full quarter in the third quarter of 2009. These decreases were offset in part by increased gross margins of $1.0 million, primarily due to gross margins generated from Nashua, as Nashua was not included in our results for a full quarter in the third quarter of 2009.

Segment operating income for our envelopes, forms and labels segment increased $13.8 million, or 25.3%, in the first nine months of 2010, as compared to the first nine months of 2009. This increase was primarily due to: (i) increased gross margins of $20.9 million primarily due to gross margins generated from Nashua, as Nashua was not included in our results for a full nine months in 2009, and lower fixed costs resulting from three envelope plant closures in 2009, and (ii) lower restructuring and impairment charges of $2.5 million. These increases were offset in part by: (i) higher selling, general and administrative expenses of $8.3 million primarily due to Nashua, as Nashua was not included in our results for a full nine months in 2009, partially offset by our cost savings initiatives, and (ii) higher amortization expense of $1.4 million, primarily due to amortizable intangible assets relating to Nashua, as Nashua was not included in our results for a full nine months in 2009.

Commercial Printing

Three Months Ended		Nine Months Ended
October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
(in thousands)		(in thousands)
Segment net sales	$211,384	$235,728	$624,677	$676,364
Segment operating income (loss)	$(168,144)	$6,714	$(164,557)	$(7,143)
Operating income (loss) margin	(79.5)%	2.8%	(26.3)%	(1.1)%
Restructuring and impairment charges	$183,487	$7,166	$195,795	$34,796

Segment Net Sales

Segment net sales for our commercial printing segment decreased $24.3 million, or 10.3%, in the third quarter of 2010, as compared to the third quarter of 2009. This decrease was due to: (i) lower sales volumes of $25.4 million primarily due to having one less week in the third quarter of 2010, as compared to the third quarter of 2009, the current general economic conditions impacting our STM journals business, and the closure of a commercial printing facility in the fourth quarter of 2009 and two facilities in 2010, and (iii) lower sales of $3.2 million from price and product mix changes, primarily due to continued general economic conditions. These decreases were offset in part by: (i) $4.3 million of sales generated from the integration of the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the third quarter of 2009, and (ii) increased sales resulting from higher material costs being passed along to our customers over time.

Segment net sales for our commercial printing segment decreased $51.7 million, or 7.6%, in the first nine months of 2010, as compared to the first nine months of 2009. This decrease was due to (i) lower sales volumes of $43.0 million primarily due to the current general economic conditions impacting our STM journals business, the closure of four commercial printing facilities during 2009 and two facilities in 2010, and (ii) lower sales of $16.4 million from price and product mix changes, primarily due to continued general economic conditions. These decreases were offset in part by: (i) $7.7 million of sales generated from the integration of the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the first nine months of 2009, and (ii) increased sales resulting from higher material costs being passed along to our customers over time.

 Segment Operating Income (Loss)

Segment operating income (loss) for our commercial printing segment, excluding the preliminary non-cash estimated goodwill and other long-lived assets impairment charges of $181.4 million, increased $6.6 million, or 97.7%, in the third quarter of 2010 as compared to the third quarter of 2009.  This increase was due to: (i) lower restructuring and impairment charges of $5.1 million, (ii) lower selling, general and administrative expenses of $1.3 million, resulting from a commercial printing facility closure in the fourth quarter of 2009 and two facility closures in 2010 and other cost savings initiatives, offset in part by higher selling, general and administrative expenses from the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the third quarter of 2009, and (iii) increased gross margins of $0.4 million primarily due to the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the third quarter of 2009, and our cost savings initiatives, significantly offset by the loss of gross margins from a commercial printing facility closure in the fourth quarter of 2009 and two facility closures in 2010. These increases were slightly offset by higher amortization expense of $0.2 million recorded in the quarter, as a result of the 2010 Acquisitions.

Segment operating income (loss) for our commercial printing segment, excluding the preliminary non-cash estimated goodwill and other long-lived impairment charges of $181.4 million, increased $24.0 million, or 336.1% in the first nine months of 2010, compared to the first nine months of 2009. This increase was due to: (i) lower restructuring and impairment charges of $20.4 million, (ii) increased gross margins of $2.6 million primarily due to the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during the first nine months of 2009 and our cost savings initiatives, significantly offset by the loss of gross margins from four commercial printing facility closures in 2009 and two facility closures in 2010 and (iii) lower selling, general and administrative expenses of $1.2 million, resulting from our four commercial printing facility closures in 2009 and two plant closures in 2010, offset by the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during the first nine months of 2009. These increases were slightly offset by higher amortization expense of $0.2 million, related to the 2010 Acquisitions.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher in the third quarter of 2010, as compared to the third quarter of 2009, primarily due to higher restructuring and impairment charges from our cost savings initiatives. Corporate expenses were higher in the first nine months of 2010, as compared to the first nine months of 2009, primarily due to higher restructuring and impairment charges from our cost savings initiatives.

Restructuring and Impairment Charges

In the first quarter of 2009, we developed and implemented a cost savings and restructuring plan, which we refer to as the 2009 Plan, to reduce our operating costs and realign our manufacturing platform in order to compete effectively during the then current economic downturn. Upon the acquisition of Nashua, we developed and implemented our plan to integrate Nashua into our existing operations. Upon the acquisition of Glyph, we developed and implemented a plan to integrate Glyph into our existing operations. Since June of 2010, these activities have included the elimination of headcount and the closure of a sales office in Fort Lauderdale, Florida. In the first nine months of 2010, we closed three manufacturing facilities, Nashua’s Omaha, Nebraska label facility, a journal facility in Charlottesville, Virginia and a commercial printing facility in Costa Mesa, California and consolidated them into our existing operations. As a result of these actions and other cost savings initiatives, we reduced our headcount by approximately 700 employees in the first nine months of 2010. We continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the continued general economic conditions and, therefore, expect to incur further restructuring charges in 2010.  As of October 2, 2010, our total restructuring liability was $28.1 million of which $7.8 million is classified as short-term and $20.3 million is classified as long-term on our condensed consolidated balance sheet.

During the third quarter of 2010, we incurred $188.1 million of restructuring and impairment charges, which included $132.2 million related to the estimated goodwill impairment charge, $49.2 million of other long-lived asset estimated impairment charges, $2.1 million of employee separation costs, asset impairments, net of $(0.3) million, equipment moving expenses of $0.5 million, lease termination expenses of $0.6 million, multi-employer pension withdrawal expenses of $2.3 million and building clean-up and other expenses of $1.5 million. During the third quarter of 2009, we incurred $8.5 million of restructuring and impairment charges, which included $2.3 million of employee separation costs, asset impairments, net of $2.9 million, equipment moving expenses of $1.6 million, lease termination income of $(1.0) million and building clean-up and other expenses of $2.7 million.

During the first nine months of 2010, we incurred $209.2 million of restructuring and impairment charges, which included $132.2 million related to the estimated goodwill impairment charge, $49.2 million of other long-lived asset estimated impairments charges, $9.5 million of employee separation costs, asset impairments, net of $1.4 million, equipment moving expenses of $2.3 million, lease termination expenses of $5.3 million, multi-employer pension withdrawal expenses of $3.9 million and building clean-up and other expenses of $5.4 million. During the first nine months of 2009, we incurred $49.3 million of restructuring and impairment charges, which included $14.7 million of employee separation costs, asset impairments, net of $9.4 million, equipment moving expenses of $2.9 million, lease termination expenses of $3.6 million, multi-employer pension withdrawal expenses of $13.4 million and building clean-up and other expenses of $5.3 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $23.7 million in the first nine months of 2010, which was primarily due to our net loss adjusted for non-cash items of $36.6 million and a working capital increase of $8.8 million. The increase in our working capital primarily resulted from a decrease in accounts payable due largely to the timing of payments to our vendors and an increase in inventory due to the timing of work performed for our customers, offset in part by a decrease in receivables primarily due to the timing of collections from and sales to our customers.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $32.2 million in the first nine months of 2010, primarily resulting from $21.5 million of cash consideration for the 2010 Acquisitions and capital expenditures of $13.6 million, offset in part by $2.9 million of proceeds from the sale of property, plant and equipment.

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

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $43.8 million in the first nine months of 2010, primarily due to cash proceeds from issuance of the 8⅞% Notes, net of the original issuance discount, of $397.2 million, offset in part by: (i) the repayment of Term Loans of $312.9 million and $22.5 million, net pay down of our Revolving Credit Facility in connection with the 2010 Refinancing, (ii) payment of fees and expenses of $13.0 million in connection with the issuance of the 8⅞% Notes and the 2010 Refinancing, and (iii) repayments of other long-term debt of $5.6 million.

Net cash used in financing activities was $14.5 million in the first nine months of 2009, primarily due to: (i) aggregate payments of $30.6 million related to the repurchase and retirement of our 8⅜% Notes, 7⅞% Notes and 10½% Notes, (ii) the repayment of $22.8 million of Term Loans, primarily related to our mandatory excess cash flow sweep requirement under our Amended Credit Facilities, (iii) the payment of $7.3 million for the Amendment, and (iv) the repayment of other long-term debt of $7.0 million, offset in part by the proceeds on net borrowings under our Revolving Credit Facility of $55.3 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of October 2, 2010, an increase of $56.3 million from January 2, 2010. This increase was primarily due to the issuance of our 8⅞% Notes and the 2010 Refinancing. As of October 2, 2010, approximately 90% of outstanding debt was subject to fixed interest rates. As of November 9, 2010, we had approximately $62.9 million borrowing availability under our Revolving Credit Facility.

8⅞% Notes Issuance, 2010 Refinancing and Debt Compliance

On February 5, 2010, we issued our $400 million 8⅞% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.6 million remains unamortized as of October 2, 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of our Term Loans and $88.0 million outstanding under our Revolving Credit Facility.

The 8⅞% Notes were issued pursuant to an indenture among Cenveo, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among Cenveo, Inc., certain subsidiary guarantors, Bank of America, N.A. as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of our domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of our Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all our senior debt and senior in right of payment to all of our subordinated debt. We can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. We may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require us to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to our 10½% Notes, including a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill our registration rights obligations, on April 28, 2010, we launched a registered exchange offer, which we refer to as Exchange Offer, to exchange any and all of our outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8⅞% Notes were exchanged for registered 8⅞% Notes.

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

 As conditions to the 2010 Refinancing becoming effective, we agreed to reduce the Revolving Credit Facility borrowing capacity, following a $15.0 million capacity increase, from $187.5 million to $150.0 million.  Further, the 2010 Refinancing, among other things: (i) added a maximum first lien leverage ratio covenant that we must be in pro forma compliance with at all times, which we refer to as the First Lien Leverage Covenant, which ratio may not exceed 2.25:1.00 prior to maturity, and (ii) in calculating our three financial covenants, modified our ability to add back certain amounts during a given 12-month period and certain cost savings resulting from acquisitions.  No changes were made to pricing on the Revolving Credit Facility or Term Loans, while a 15 basis points fee was paid on a post-amendment balance basis to all consenting lenders who approved the 2010 Refinancing.

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

As of October 2, 2010, we were in compliance with all debt agreement covenants.

Letters of Credit

On October 2, 2010, we had outstanding letters of credit of approximately $21.5 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	Amended Credit Facilities	8⅞% Notes	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Moody’s	B2	Ba2	B2	B3	Caa1	Caa1	Negative	September 2010
Standard & Poor’s	B+	BB	B	B-	B-	B-	Negative	January 2010

In September 2010, Moody’s Investors Services, which we refer to as Moody’s, affirmed our Corporate Rating and the ratings on our Amended Credit Facilities, 8⅞% Notes, 10½% Notes, 7⅞% Notes and 8⅜% Notes.

In January 2010, Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, affirmed our Corporate Rating and the ratings on our 10½% Notes, 7⅞% Notes and 8⅜% Notes, while raising the rating on our

Amended Credit Facilities from BB- to BB, in conjunction with the issuance of our 8⅞% Notes, which were rated B, in the 2010 Refinancing.

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

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of October 2, 2010, we do not have any off-balance sheet arrangements.

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

As of October 2, 2010 and through the date of this filing, principally all of our outstanding debt is subject to fixed interest rates, primarily due to the 2010 Refinancing. As a result, our risk to variable interest rate fluctuations has been significantly reduced since January 2, 2010. Historically, we have not utilized derivatives for speculative purposes; however, with the 2010 Refinancing, certain interest rate swaps were de-designated from hedge accounting.  As a result, we have currently elected not to early terminate these specific interest rate swap agreements and have marked-to-market any change in their valuation through interest expense, net in the condensed consolidated statement of operations.  We may elect to early terminate these specific interest rate swap agreements at any time in the future.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations, primarily in Canada, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended October 2, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.7 million and $0.3 million, respectively. For the nine months ended October 2, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $7.5 million and $1.0 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 2, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) during the quarter ended October 2, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

________________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)