Form 10-K
period 2011-01-01
CENVEO, INC
filed 2011-03-02
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

As of July 3, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $283,794,918 based on the closing sale price as reported on the New York Stock Exchange.

As of February 25, 2011, the registrant had 62,741,230 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 4, 2011.

PART I

Item 1.  Business

Overview

We are one of the largest diversified printing companies in North America, according to the December 2010 Printing Impressions 400 report. Our broad portfolio of products includes commercial printing, envelope production, forms and labels manufacturing, packaging and publisher offerings. We operate a global network of strategically located printing and manufacturing, fulfillment and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. We are the successor to Mail-Well, Inc. and were re-incorporated in Colorado in 1997.

Our business strategy has been and continues to be focused on pursuing strategic acquisitions, improving our cost structure and providing a diverse quality product offering portfolio to our customers. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost producer focus and deliver quality product offerings to our customers. Through our execution of this strategy over the past five years, we have made investments in our businesses through twelve acquisitions of companies that were either highly complementary to our existing operations or provided entry into new niche print related markets. These acquisitions along with our cost savings and restructuring plans have allowed us to mitigate significant capital expenditures by realigning our most efficient equipment throughout our manufacturing platform. Ultimately, we believe this strategy will provide value to our shareholders.

We operate our business in two complementary segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels

Our envelopes, forms and labels segment operates 34 manufacturing facilities in North America. In 2009, we added to our envelopes, forms and labels business with the acquisition of Nashua Corporation, which we refer to as Nashua. In February 2011, we added to our envelopes, forms and labels business with the acquisition of MeadWestvaco’s Envelope Product Group, which we refer to as EPG. Envelopes, forms and labels had net sales of $966.9 million, $819.4 million and $916.1 million and operating income (loss) of $93.1 million, $77.2 million and $(41.0) million, in 2010, 2009 and 2008, respectively. Total assets for envelopes, forms and labels were $665.1 million, $689.5 million and $624.8 million, as of the years ended 2010, 2009 and 2008, respectively.

Commercial Printing

Our commercial printing segment operates 37 manufacturing facilities in the United States, Canada, Latin America and Asia. In 2010, we added to our commercial printing business with the acquisitions of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc., which we refer to as Gilbreth, Glyph International and its subsidiaries, which we refer to as Glyph, and Clixx Direct Marketing Services Inc., which we refer to as Clixx, and collectively with Gilbreth and Glyph we refer to as the 2010 Acquisitions. In 2008, we expanded our commercial printing business with the acquisition of Rex Corporation and its manufacturing facility, which we refer to as Rex. Commercial printing had net sales of $847.9 million, $895.2 million and $1.2 billion and operating losses of $159.2 million, $6.4 million and $136.8 million in 2010, 2009 and 2008, respectively. Total assets for commercial printing were $628.0 million, $776.6 million and $863.2 million, as of the years ended 2010, 2009 and 2008, respectively.

Our Products and Offerings

Segment Overview

Envelopes, Forms and Labels. We are one of the largest North American envelope manufacturers, a leading forms and labels provider and the largest North American prescription labels manufacturer for retail pharmacy chains. Our envelopes, forms and labels segment represented approximately 53% of our net sales for the year ended 2010, and primarily specializes in the design, manufacturing and printing of:

•	Direct mail and customized envelopes developed for advertising, billing and remittance;
•	Custom labels and specialty forms; and
•	Stock envelopes, labels and business forms.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and insurance and credit card companies. We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We also produce pressure-sensitive prescription labels for the retail pharmacy chain market. We supply a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. Our printed office products include business documents, specialty documents and short-run secondary labels, which are used for mailing, messaging, bar coding and other applications by large through smaller-sized customers across a wide spectrum of industries. We produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market, office products superstores and quick printers.

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. Our commercial printing segment represented approximately 47% of our net sales for the year ended 2010, providing one-stop print, design, content management, fulfillment and distribution offerings, including:

•	High-end color printing of a wide range of premium products for major national and regional customers;
•	General commercial printing products for regional and local customers:
•	STM journals, special interest and trade magazines for not-for-profit organizations, educational institutions and specialty publishers; and
•	Specialty packaging and high quality promotional materials for multinational consumer products companies.

Our commercial printing segment primarily caters to the consumer products, pharmaceutical, financial services, publishing, and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad selection of commercial printing products we produce also includes specialty packaging, full body shrink sleeves, journals and specialized periodicals, annual reports, car brochures, direct mail products, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing. Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, tobacco, neutrocutical and other large multi-national consumer product companies.

The primary methods of distribution of the principal products for our two segments are by direct shipment via express mail, the United States postal system or freight carriers.

Our Business Strategy

Our goals are to pursue disciplined growth, improve on our cost structure and provide quality product offerings to our customers. The principal features of our strategy are:

Pursue Strategic Acquisitions. We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions. Our acquisition strategy is focused on product expansion or expanding our position in the current markets that we operate. We believe this focused approach to acquisitions will allow us to grow at a faster pace than the broader commercial printing industry and continue to leverage our competitive advantage by utilizing our existing infrastructure, operating expertise and customer relationships. We intend to continue practicing acquisition disciplines and pursuing opportunities for greater expected profitability and cash flow or improved operating efficiencies, such as increased utilization of our manufacturing assets. Over the past five years, we have completed twelve acquisitions that we believe have and will continue to enhance our operating margins and deliver economies of scale. We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities. For example, our 2010 acquisition of Gilbreth expanded our specialty packaging businesses into the growing shrink sleeve market sector while our 2010 acquisition of Glyph has further enhanced our content management operations. Our 2009 acquisition of Nashua built upon our 2006 acquisition of Rx Technology Corporation, which we refer to as Rx Technology, which gave us entry into and a leading market position in the pharmaceutical labels business. Nashua further strengthened our position in the pharmaceutical labels market, while giving us access to new shelf label market customers and allowing us to further enhance our raw material purchasing power and rationalize our manufacturing platform.

Improve our Cost Structure. We regularly assess our operations with a view toward eliminating operations that are not aligned with our core operations or are underperforming. Over the past five years, we have initiated cost savings, restructuring and acquisition integration plans that have included the closure of a significant number of manufacturing facilities throughout our operating platform and a significant number of headcount reductions. We continue to work with our core suppliers to improve all aspects of our purchasing spend and other logistical capabilities as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors.

Provide Quality Product Offerings. We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure that they meet the changing needs of our customers. We are also investing in digital and variable print technology as we have seen increased demand for these technologies from our customers. By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market.

Our Industry

The United States printing industry is large and highly fragmented with just over 32,400 estimated participants as reported in the second quarter 2010 United States Department of Labor Quarterly Census of Employment and Wages. This is down from approximately 33,900 participants in the second quarter of 2009. The Printing Industries of America estimated 2009 aggregate shipment revenues for the printing industry were $141 billion. The industry consists of a few large companies with sales in excess of $1 billion, several mid-sized companies with sales in excess of $100 million and thousands of smaller operations. These printing businesses operate in a broad range of sectors, including commercial printing, envelopes, forms and labels, specialty printing, trade publishing, and specialty packaging among others. We estimate that in 2009 the ten largest North American commercial printers by revenue, as reported in the Printing Impressions 400, represented approximately 19% of total industry sales, while the market sectors in which we primarily compete, as categorized in the 2010 PIA/GATF Print Market Atlas, comprised approximately 74% of total industry sales.

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

The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the manufacture of our products.  Industry prices for most of the raw materials we use in our business increased during 2010 from 2009 pricing levels, primarily due to the mild recovery from the economic downturn. We believe raw material pricing will increase in 2011 as we have received notifications of price increases in the fourth quarter of 2010 and in the first quarter of 2011.

While we expect to continue to be able to pass along to our customers a substantial portion of the raw material price increases, any price increase passed along carries the risk of an offsetting decrease in demand for our products.

Patents, Trademarks and Trade Names

We market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2011 and 2027 and our trademarks expire between 2011 and 2026. Our sales do not materially depend upon any single patent or group of related patents.

Competition

In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as electronic mail, the internet, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to: (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect; (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the United States Postal Service; and (iii) the ability of our direct mail customers to include return materials inside their mailings. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. In selling our printed labels and business forms products, we compete with other label and document print manufacturers with nationwide locations as well as regional and local printers that typically sell within a few hundred mile radius of their plants. Printed labels and business forms competition is based mainly on quick-turn customization quality of products and customer service levels.

Our commercial printing segment provides offerings designed to give customers complete solutions for communicating their messages to targeted audiences. In selling our commercial print product offerings, we compete with large multinational commercial printing companies as well as regional and local domestic printers. The commercial printing industry continues to have excess capacity and is highly competitive in most of our product categories and geographic regions. This excess capacity has resulted in a competitive pricing environment, in which companies have focused on reducing costs in order to preserve operating margins. Competition is based largely on price, quality and servicing the special needs of customers. We believe this environment combined with an extended economic downturn will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.

Seasonality

Our envelopes market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year primarily related to holiday purchases. Our general labels business has historically experienced a seasonal increase to net sales during the first and second quarters of the year primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our prescription label business has historically experienced seasonality in net sales due to cold and flu seasons generally concentrated in the fourth and first quarters of the year. Our documents businesses have historically experienced higher sales volume in the fourth quarter, primarily resulting from tax forms and related documents. As a result of these seasonal variations, some of our envelopes, forms and labels operations operate at or near capacity at certain times throughout the year.

Our commercial printing plants also experience seasonal variations. Revenues associated with consumer publications, such as holiday catalogs and automobile brochures tend to be concentrated from July through October. Revenues from annual reports are generally concentrated from February through April.  Revenues associated with the educational and scholastic market and promotional materials tend to decline in the summer. As a result of these seasonal variations, some of our commercial printing operations operate at or near capacity at certain times throughout the year.

Backlog

The backlog of customer orders to be produced or shipped was approximately $90.1 million and $87.1 million as of the years ended 2010 and 2009, respectively.

Employees

We employed approximately 8,700 people worldwide as of the year ended 2010, approximately 12% of whom were members of various local labor unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

Environmental Regulations

Our operations are subject to federal, state, local and foreign environmental laws and regulations including those relating to air emissions, waste generation, handling, management and disposal, and remediation of contaminated sites. We have implemented environmental programs designed to ensure that we operate in compliance with the applicable laws and regulations governing environmental protection. We believe that we are in substantial compliance with applicable laws and regulations relating to environmental protection. We do not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations. However, there can be no assurance that newly discovered conditions, or new laws and regulations or stricter interpretations of existing laws and regulations, will not result in increased compliance or remediation costs.

Prior to our acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency, which we refer to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, we believe that Nashua’s remediation expense, if any, is not likely to have a material adverse effect on our consolidated financial position or results of operations. In an effort to mitigate any pre-acquisition environmental matters related to Nashua, we purchased an environmental insurance policy providing certain coverages for a ten year period subsequent to the date of acquisition.

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

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	70	Chairman and Chief Executive Officer	2005
Mark S. Hiltwein	47	Chief Financial Officer	2007
Dean Cherry	50	President, Envelope Operations	2008
Harry Vinson	50	President, Publisher Services, Commercial Print and Packaging Operations	2007
Ian Scheinmann	42	Senior Vice President, Legal Affairs	2010

Robert G. Burton, Sr.  Mr. Burton, 70, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company that invests in manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President and Chief Executive Officer of World Color Press, Inc., a $3.0 billion diversified printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.

Mark S. Hiltwein Mr. Hiltwein, 47, has served as Cenveo’s Chief Financial Officer since December 2009 and was Chief Financial Officer from July 2007 to June 2009.  From June 2009 to December 2009, Mr. Hiltwein served as Cenveo’s President and Field Sales Manager.  From July 2005 to July 2007, he was President of Smartshipper.com, an online third party logistics company.  From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company.  Prior to that, he served as Senior Vice President and Controller from December 2000 to February 2002.  Mr. Hiltwein has served in a number of financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, including Chief Financial Officer from 1997 through 2000.  Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department. He is a CPA.

Dean E. Cherry Mr. Cherry, 50, reassumed the position of Cenveo’s President Envelope Operations in February 2010. From June 2009 through January 2010, he served as Executive Vice President. From June 2008 through June 2009, Mr. Cherry served as President of our Envelope, Commercial Print and Packaging Operations. From February 1, 2008 to June 1, 2008, he was our President of Envelope Operations.  Since October 2006, Mr. Cherry was a private investor in Renovatio Ventures, LLC.  From 2004 to 2006, he was Group President of Short-Run Commercial, and Group President of Integrated Print Communications and Global Solutions, a $4.5 billion division of RR Donnelley & Sons, Inc. In this position, Mr. Cherry had global P&L responsibility for Direct Mail, Commercial Print, Global Capital Markets, Business Communication Services, Forms and Labels, Astron (outsourcing) and Latin America.  From 2001 to 2004, he held the positions of President, International and Subsidiary Operations and President, Commercial and Subsidiary Operations, for Moore Corporation

Limited, a division of RR Donnelley. From 1991 to 1998 he held the following positions at World Color Press, Inc.:  1991 to 1993 Vice President, Operations; 1993 to 1994 Vice President, Regional Plant Manager; 1994 to 1996 Executive Vice President and Senior Vice President, Operations; 1997 to 1998 Executive Vice President, Investor Relations and Corporate Communications.  From 1985 to 1991, he held various financial positions at Capital Cities/ABC Publishing division including Vice President, Finance and Operations.  Mr. Cherry is a member of University’s Dean’s Advisory Council for the College of Business of Murray State University, and a Trustee for the Murray State University Foundation.

Harry R. Vinson   Mr. Vinson, 50, has served as Cenveo’s President Publisher Services, Commercial Print and  Packaging Operations since October of 2009.  Most recently, in October of 2009, he took on the added responsibility of Cenveo’s Commercial Print Group after having the Global Packaging Group responsibility added in December of 2008.  From March to December of 2007, Mr. Vinson was Cenveo’s Executive Vice President of the Cadmus Publisher Services Group.  Prior to his role at Cadmus Publisher Services Group, Mr. Vinson was Cenveo’s Senior Vice President, Purchasing and Logistics from September 2005 to March 2007.  From October 2003 until September 2005, he was the General Manager of Central Region Sheetfed Operations of MAN Roland, a printing press manufacturer.  From February 2002 until July 2003, Mr. Vinson served as Senior Vice President and General Manager of the Publication and Directory Group at Moore Wallace (formerly Moore Corporation Limited).  From February 1990 until February 2002, he served in various senior sales positions at Quebecor World (formerly World Color Press).

Ian R. Scheinmann Mr. Scheinmann, 42, has served as Cenveo’s Senior Vice President, Legal Affairs since August 2010. From May 2010 until August 2010, he served as Cenveo’s in-house real estate counsel.  Prior to joining Cenveo, Mr. Scheinmann was Cenveo’s outside real estate counsel as a member of Rudoler & DeRosa, LLC where his practice covered a wide range of real estate and business transactions.  Prior to joining Rudoler & DeRosa, Mr. Scheinmann was a real estate shareholder with Greenberg Traurig, LLP from August 2002 until March 2009. From 1995 until 2002, he was engaged in private practice with (i) Dilworth Paxson, LLP (September 2000 until July 2002), (ii) Anderson, Kill and Olick, P.C. (November 1996 until May 2000) and (iii) Weiner Lesniak (October 1995 until October 1996).  Mr. Scheinmann received his B.S.B.A. from the John M. Olin School of Business at Washington University, St. Louis, Missouri and his J.D. with honors from Seton Hall University School of Law.

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

Available Information

Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website, and presentations to securities analysts are also included on our website. In June 2010, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for our year ended 2009 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

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

 The recent United States and global economic conditions have adversely affected us and could continue to do so.

The current United States and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. A significant part of our business relies on our customers’ printing spend. The prolonged downturn in the United States and global economy and an uncertain economic outlook has reduced the demand for printed materials and related offerings that we provide our customers. Consequently, the reductions and delays in our customers’ spending have adversely impacted and could continue to adversely impact our results of operations, financial position and cash flows. We believe the extended economic uncertainty will continue to impact our operating results, mainly net sales and operating income. We believe it will also continue to impact our ability to manage our inventory and customer receivables. The extended uncertainty may also result in increased restructuring and related charges, impairments relating to goodwill, intangible assets and other long-lived assets, and write-offs associated with inventories or customer receivables. These uncertainties about future economic conditions in a very challenging operational environment also make it difficult for us to forecast our operating results and make timely decisions about future investments.

Our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations.

We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of our year ended 2010, our total indebtedness was approximately $1.3 billion.  Our level of indebtedness could affect our future operations, for example by:

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

Our ability to make scheduled payments on, or to reduce or refinance, our indebtedness will depend on our future financial and operating performance, and prevailing market conditions. Our future performance will be affected by the impact of general economic, financial, competitive and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot be certain that our business will generate sufficient cash flow from operations in an amount necessary to service our debt.  If we are unable to meet our debt obligations or to fund our other liquidity needs, we will be required to restructure or refinance all or a portion of our debt to avoid defaulting on our debt obligations or to meet other business needs.  Such a refinancing of our indebtedness could result in higher interest rates, could require us to comply with more onerous covenants that further restrict our business operations, could be restricted by another one of our debt instruments outstanding, or refinancing opportunities may not be available at all.

The terms of our indebtedness impose significant restrictions on our operating and financial flexibility.

Our senior subordinated notes, senior note and senior second lien note indentures, along with our most recent senior secured credit facility agreement, contain various covenants that limit our ability to, among other things:

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

These restrictions could limit our ability to obtain future financing, make acquisitions or incur needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our senior secured credit facility also contains a schedule of financial ratios including a minimum interest coverage ratio that we must comply with on a quarterly basis, and maximum first lien leverage and total leverage financial ratio that we must be in compliance with at all times. Our ability to meet these financial ratios may be affected by events beyond our control, such as further deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis. Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts, and could result in a default under our senior secured credit facility. A default could cause the indebtedness outstanding under the senior secured credit facility and, by reason of cross-acceleration or cross-default provisions, the senior subordinated, senior and senior second lien notes and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our senior secured credit facility and senior second lien indenture could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness. If the lenders under our senior secured credit facility agreement and/or our senior second lien indenture were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

There are additional borrowings available to us that could further exacerbate our risk exposure from debt.

Despite current indebtedness levels, we may incur substantial additional indebtedness in the future. Our senior secured credit facility and senior subordinated, senior and senior second lien notes indentures and our other debt instruments limit, but do not prohibit, us from incurring additional debt. If we incur additional debt above our current outstanding levels, the risks associated with our substantial leverage would increase.

To the extent that we make select acquisitions, we may not be able to successfully integrate the acquired businesses into our business.

In the past, we have grown rapidly through acquisitions. We intend to continue to pursue select acquisition opportunities within our core and niche businesses.  To the extent that we seek to pursue additional acquisitions, we cannot be certain that target businesses will be available on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate or profitably manage them.  Successfully integrating an acquisition involves minimizing disruptions and efficiently managing substantial changes, some of which may be beyond our control. An acquisition always carries the risk that such changes, including to facility and equipment location, management and employee base, policies, philosophies and procedures, could have unanticipated effects, could require more resources than intended and could cause customers to temporarily or permanently seek alternate suppliers.  A failure to realize acquisition synergies and savings could negatively impact the results of both our acquired and existing operations.

       A decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

We have material amounts of goodwill, other long-lived assets and deferred tax assets on our consolidated balance sheet. A decline in expected profitability, particularly the impact of an extended uncertainty in the United States and global economies, could call into question the recoverability of our related goodwill, other long-lived assets, or deferred tax assets and require us to write down or write-off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income tax expense.

The industries in which we operate our business are highly competitive and extremely fragmented.

The printing industry in which we compete is highly competitive and extremely fragmented.  In the commercial printing market, we compete against a few large, diversified and financially stronger printing companies, as well as smaller regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality.  In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets.  In the printed office products market, we compete primarily with document printers with nationwide manufacturing locations and regional or local printers.  We believe there currently is excess capacity in the printing industry, which has resulted in substantial price competition that may continue as customers put product work out for competitive bid.  We are constantly seeking ways to reduce our costs, become more efficient and attract customers.  We cannot, however, be certain that these efforts will be successful or that our competitors will not be more successful in their similar efforts.  If we fail to reduce costs and increase productivity, or to meet customer demand for new value-added products, services or technologies, we may face decreased revenues and profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

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

Factors affecting the United States Postal Service can impact demand for our products.

Postal costs are a significant component of many of our customers’ cost structure. Historically, increases in postal rates have resulted in reductions in the volume of mail sent, including direct mail, which is a meaningful portion of our envelope volume. As postal rate increases in the United States are outside our control, we can provide no assurance that any future increases in United States postal rates will not have a negative effect on the level of mail sent or the volume of envelopes purchased.  Additionally, the United States Postal Service has also indicated the potential need to reduce delivery days from six to five.  We can provide no assurance that such a change would not impact our customers’ decisions to use direct mail products, which may in turn cause a decrease in our revenues and profitability.

Factors other than postal rates that affect the volume of mail sent through the United States postal system may also negatively affect our business. Congress enacted a federal “Do Not Call” registry in response to consumer backlash against telemarketers and is contemplating enacting so-called “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements.  If similar legislation becomes enacted for direct mail advertisers, our business could be adversely affected.

The availability of the internet and other electronic media may adversely affect our business.

Our business is highly dependent upon the demand for envelopes sent through the mail.  Such demand comes from utility companies, banks and other financial institutions, among other companies.  Our printing business also depends upon demand for printed advertising and business forms, among other products.  Consumers increasingly use the internet and other electronic media to purchase goods and services, and for other purposes, such as paying bills and obtaining electronic versions of printed product.  The level of acceptance of electronic media by consumers as well as the extent that consumers are replacing traditional printed reading materials with internet hosted media content or e-reading devices is difficult to predict. Advertisers use the internet and other electronic media for targeted campaigns directed at specific electronic user groups.  We cannot be certain that the acceleration of the trend towards electronic media will not cause a decrease in the demand for our products.  If demand for our products decreases, our cash flow or profitability could materially decrease.

Increases in raw material costs and any decreases in the availability of our raw materials could have a material adverse effect on our business.

Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do not affect the operating margins of our commercial printing business because the transactional nature of the business allows us to pass on most announced increases in paper prices to our customers. However, our ability to pass on increases in paper prices is dependent upon the competitive environment at any given time. Paper pricing also affects the operating margins of our envelopes, forms and labels business. We have historically been less successful in immediately passing on such paper price increases due to several factors, including contractual restrictions in certain cases, and the inability to quickly update catalog prices in other instances. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in demand for our products.

We depend on the availability of paper in manufacturing most of our products.  During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers.  In the past, we have occasionally experienced minor delays in delivery.  Any future delay in availability could negatively impact our cash flow and profitability.

We depend on good labor relations.

As of our year ended 2010, we have approximately 8,700 employees worldwide, of which approximately 12% of our employees are members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.

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

       We depend upon our information technology systems.

We are increasingly dependent on information technology systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We use information systems to support decision making and to monitor business performance. Our information technology systems depend on global communications providers, telephone systems, hardware, software and other aspects of internet infrastructure that can experience significant system failures and outages.  Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures and similar events.  Despite the implementation of network security measures, our systems are vulnerable to computer viruses and similar disruptions from unauthorized tampering with our systems.  The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or provide management with accurate financial and operational reports essential for making decisions at various levels of management.

We have expanded our international operations and there are risks associated with operating outside of the United States.

In 2010, we expanded our Canadian print operations and our Indian content management operations via acquisition. Our anticipated future annual net sales generated outside of the United States will be in approximately of five percent of our annual consolidated net sales. There are risks inherent with conducting business outside of the United States, including the impact of economic and political instabilities as well as the impact of changes to tax or regulatory laws. In addition, we may be impacted by significant changes in foreign currency rates, which could negatively impact our net sales, profitability or cash flows.

Item 1B.   Unresolved Staff Comments

None

Item 2.                       Properties

We currently occupy approximately 71 printing and manufacturing facilities, primarily in North America, of which 23 are owned and 48 are leased. In addition to on-site storage at these facilities, we store products in eight warehouses, all of which are leased, and we have seven leased sales offices. In 2010, we ceased operations in three facilities; two are available for sublease and one is available for sale. We lease our corporate headquarters space in Stamford, Connecticut. We believe that we have adequate facilities for the conduct of our current and future operations.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Cenveo’s certificate of incorporation provides that the total authorized capital stock of the Company is 100 million shares of common stock, $0.01 par value per share, which we refer to as Common Stock. Each share of voting Common Stock is entitled to one vote in respect of each share of Cenveo voting Common Stock held of record on all matters submitted to a vote of stockholders.

Our Common Stock is traded on the New York Stock Exchange, which we refer to as NYSE under the symbol “CVO.” As of February 7, 2011, there were 479 shareholders of record and, as of that date, we estimate that there were approximately 6,452 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the high and low closing prices for our Common Stock as reported by the NYSE:

2010	High	Low
First Quarter	$9.41	$6.49
Second Quarter	9.90	5.35
Third Quarter	6.92	4.91
Fourth Quarter	6.32	4.85

2009	High	Low
First Quarter	$5.30	$1.68
Second Quarter	5.25	2.80
Third Quarter	7.06	3.70
Fourth Quarter	9.32	6.90

We have not paid a dividend on our Common Stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a significant portion of our debt obligations limit our ability to pay Common Stock dividends.

See Note 11 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our stock compensation plans. Compensation information required by Item II will be presented in our 2011 definitive proxy statement, which is incorporated herein by reference.

The graph below compares five-year returns of our Common Stock with those of the S&P 500 Index and the S&P 1500 Commercial Printing Index. The graph assumes that $100 was invested as of our year ended 2005 in each of our Common Stock, the S&P 500 Index, and the S&P 1500 Commercial Printing Index and that all dividends were reinvested. The S&P 1500 Commercial Printing Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the commercial printing sector.

	Years Ended
	2005	2006	2007	2008	2009	2010
Cenveo	100.00	161.09	132.75	33.81	66.49	40.58
S&P 500 Index	100.00	115.61	121.95	77.38	97.44	111.89
S&P 1500 Commercial Printing Index	100.00	110.59	119.71	49.32	75.32	76.12

Years Ended
1000.00
900.00
800.00
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
2005
2006
2007
2008
2009
2010
Cenveo
S&P Index
S&P 1500 Commercial Printing Index

Item 6.  Selected Financial Data

The following table sets forth our selected financial and operating data for the years ended January 1, 2011, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006, which we refer to as the years ended 2010, 2009, 2008, 2007 and 2006, respectively.

The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the SEC.

CENVEO, INC. AND SUBSIDIARIES
(in thousands, except per share data)

	Years Ended
Statement of Operations:	2010		2009	2008		2007		2006
Net sales	$1,814,716		$1,714,631	$2,098,694		$2,046,716		$1,511,224
Restructuring, impairment and other charges	226,150	(1)	68,034	399,066	(3)	40,086		41,096
Operating income (loss)	(103,760	) (1)	32,188	(223,546	) (3)	137,550		63,395
(Gain) loss on early extinguishment of debt	9,592		(16,917)	(14,642)		9,256		32,744
Income (loss) from continuing operations	(189,055	)(2)	(39,837)	(296,976	)(4)	23,985		(11,148)
Income (loss) from discontinued operations, net of taxes	2,678		8,898	(1,051)		16,796	(5)	126,519 (6)
Net income (loss)	(186,377	)(2)	(30,939)	(298,027	)(4)	40,781	(5)	115,371 (6)
Income (loss) per share from continuing operations:
Basic	(3.03)		(0.70)	(5.51)		0.45		(0.21)
Diluted	(3.03)		(0.70)	(5.51)		0.44		(0.21)
Income (loss) per share from discontinued operations:
Basic	0.04		0.16	(0.02)		0.31		2.38
Diluted	0.04		0.16	(0.02)		0.31		2.38
Net income (loss) per share:
Basic	(2.99)		(0.54)	(5.53)		0.76		2.17
Diluted	(2.99)		(0.54)	(5.53)		0.75		2.17

Balance Sheet data:
Total assets	$1,397,730		$1,525,773	$1,552,114		$2,002,722		$999,892
Total long-term debt, including current maturities	1,294,003		1,233,917	1,306,355		1,444,637		675,295
______________________

(1) Includes $181.4 million pre-tax goodwill and other long-lived asset impairment charges.
(2) Includes $157.3 million goodwill and other long-lived asset impairment charges, net of tax benefit of $24.1 million.
(3) Includes $372.8 million pre-tax goodwill impairment charges.
(4) Includes $330.7 million goodwill impairment charges, net of tax benefit of $42.1 million.
(5) Includes a $17.0 million gain on a disposal of discontinued operations, net of taxes of $8.4 million.
(6) Includes a $113.5 million gain on a disposal of discontinued operations, net of taxes of $22.5 million.

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

Introduction and Executive Overview

We are one of the largest diversified printing companies in North America, according to the December 2010 Printing Impressions 400 report. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. The United States printing industry is highly fragmented, with a broad range of sectors, including commercial printing and envelope converting, labels and forms manufacturing among others. We believe the printing industry has excess capacity and will continue to be highly competitive.

Our business strategy has been and continues to be focused on pursuing strategic acquisitions, improving our cost structure, providing a diverse quality product offering portfolio to our customers and maintaining reasonable levels of financial flexibility. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost producer focus and deliver quality product offerings to our customers over the past five years.

We continue to selectively review acquisition opportunities that will allow us to grow in niche markets, broaden our product offerings and increase our economies of scale. Our acquisition strategy is focused on product expansion into highly complimentary niche businesses or expanding our presence in the current markets in which we operate today. Over the past five years we have completed twelve acquisitions that either provided us entry into new highly complementary print related markets or expanded our existing print or envelope manufacturing platform. We believe our focused approach to acquisitions should allow us to grow at a faster pace than the broader commercial printing industry. We intend to continue practicing our acquisition disciplines and pursuing opportunities that allow for greater expected profitability and cash flows or improved operating efficiencies.

We believe that our manufacturing platform, strategically located facilities and our industry experienced management team enables us to continuously seek improvements to our operating margins. We continue to pursue cost savings measures in an effort to align our cost structure with our anticipated revenues and mitigate the impact of pricing pressures. We work closely with our vendors with a focus on supply chain enhancements that lower our input costs and improve our operating margins. Our acquisitions along with our cost savings and restructuring plans have allowed us to mitigate the need for significant capital expenditures by realigning our most efficient equipment throughout our manufacturing platform while maintaining a reasonable level of financial flexibility during the extended economic uncertainty.  Our continued approach to review our cost structure could require additional plant closures, consolidations and employee headcount reductions throughout our operating platform.

Our broad portfolio of products includes commercial printing, envelope production, forms and labels manufacturing, packaging and publisher offerings. Many of our customers focus on price as a key decision driver. We believe that given the extended economic uncertainty, our customers will continue to focus on price. In addition, certain of our key customers have recently provided us the opportunity to become a single source supplier for all of their printed product needs. This trend benefits our customers as they seek to leverage their buying power and helps us improve operating efficiencies in our plants with increased throughput in multiple product lines via a single customer relationship.

Our financial flexibility depends heavily on our ability to maintain relationships with existing customers, attract new financially viable customers and maximize our operating profits, all of which are vital to our ability to service our current debt level. Our level of indebtedness, which requires significant principal and interest payments, could potentially impact our ability to reinvest cash flows from operations into our business via capital expenditures or niche acquisitions. We therefore closely monitor working capital, including the credit we extend to and the collections we receive from customers as well as inventory levels and vendor pricing, while continuously seeking out pricing and manufacturing improvements to increase our cash flow.

See Part 1 Item 1 of this Form 10-K for a more complete description of our business.

2011 Outlook

We believe that the mild recovery we experienced in 2010 from the economic downturn will continue in 2011.  We believe our efforts to reduce our operating cost structure, which we began implementing at the beginning of the economic downturn, allowed us to mitigate significant impacts to our operating performance and to our business over the past two years. The envelope and print industries are highly competitive and significantly fragmented. As a result of those factors as well as with the impact of the economic downturn, we have seen significant attrition in our competition during 2010, which we believe we were able capitalize on for our future benefit.

In 2011, we anticipate higher net sales as compared to 2010 primarily due to: (i) our 2010 Acquisitions,  (ii) our February 2011 acquisition of EPG, (iii) anticipated increases in direct mail volume, (iv) anticipated increases derived from pricing as a result of material cost increases, and (v) anticipated increases in sales volumes as a result of a mild recovery related to the general economic conditions.

We anticipate increased operating margin performance in 2011 as compared to 2010, excluding the impact of restructuring, impairment and other charges. We believe this improvement will be facilitated by: (i) the incremental operating efficiencies provided by the 2010 Acquisitions and EPG, (ii) our continued focus on being a low cost producer and (iii) anticipated increases in net sales combined with our lower cost structure.

Our 2010 debt refinancing activities, which included refinancies in February and December, improved our capital structure and extended our scheduled debt maturities. These refinancing activities extended our maturities on approximately $700 million of our outstanding long-term debt and provided more favorable financial covenants. Our next scheduled debt maturity is in 2013 when our $296.3 million 7⅞% senior subordinated notes, which we refer to as the 7⅞% Notes, come due and payable. We believe that the completion of these refinancing activities will allow for greater focus on our operating results in 2011.

Consolidated Operating Results

This MD&A includes an overview of our consolidated results of operations for 2010, 2009 and 2008 followed by a discussion of the results of each of our reportable segments for the same period. Our results of operations for the year ended 2010 include the operating results of the 2010 Acquisitions, subsequent to their respective acquisition dates. Our results of operations for the year ended 2009 include the operating results of Nashua subsequent to its acquisition date of September 15, 2009. Our results of operations for the year ended 2008 include the operating results of Rex, subsequent to its acquisition date on March 31, 2008.

Segment Performance Overview

During 2010, our envelopes, forms and labels segment was impacted by: (i) disruption in the traditional envelope and direct mail envelope markets as a result of exacerbated pricing pressures in the envelope converting marketplace due to a significant competitor entering and reemerging from bankruptcy combined with higher raw material costs, (ii) increased unit volume for our direct mail envelope customers, primarily financial institutions, as compared to 2009, (iii) overall decline in the traditional documents and forms marketplace and pricing pressures resulting from customers’ continued and improved abilities to print high quality documents on their own, and (iv) improved performance of our labels business due to general improvement in the economy as compared to 2009.

During 2010, our commercial printing segment was impacted by: (i) significant revenue and operating margin decline in our STM journals business, which has lagged the economic downturn due to customer committed print requirements, and (ii) improved performance in our commercial print and specialty packaging businesses due to general improvement in the economy as compared to 2009.

Cost Savings, Restructuring and Acquisition Overview

The completion of our 2009 cost savings initiatives coupled with our integration initiatives in connection with our acquisition of Nashua in 2009 and our 2010 Acquisitions included a reduction of approximately 800 employees and the closure or consolidation of three manufacturing facilities in 2010. We have completed the integration of Nashua into our existing manufacturing platform and have achieved our targeted synergies.

In November of 2010, we completed the acquisition of Gilbreth. Gilbreth utilizes specialized printing technologies as a manufacturer and marketer of full body shrink sleeves and tamper evident neck bands. We believe the acquisition of Gilbreth will allow us to internally produce product that we historically had to purchase from an outsourced partner. Additionally, we expect that Gilbreth will enable us to provide additional cross-selling opportunities to our existing customer base. We believe that the integration efforts related to Gilbreth are minimal and we expect to be completed with those efforts in early 2011. In May of 2010, we completed the acquisition of Glyph, which we believe will enhance our content management operations. We expect to be complete with the integration of Glyph in 2011 and believe we are on target to achieve our anticipated synergies. In February of 2010, we completed the acquisition of Clixx. Clixx has provided our Canadian print operations with end-of-production capabilities that were previously unavailable to those operations.

Debt Refinancing Activities

In February of 2010, we completed a partial debt refinancing, which we refer to as the 2010 Refinancing, that included an amendment to our revolving credit facility due 2012, which we refer to as the 2006 Revolving Credit Facility, and our term loans and delayed-draw term loans due 2013, which we refer to as the Term Loans, which collectively with the 2006 Revolving Credit Facility we refer to as the Amended Credit Facilities, and the issuance of $400 million 8⅞% senior second lien notes due 2018, which we refer to as the 8⅞% Notes. This refinancing extended maturities on approximately one quarter of our total debt and provided us with immediate liquidity through the elimination of all amounts outstanding under our 2006 Revolving Credit Facility.

In December of 2010, we refinanced the remaining Amended Credit Facilities, which we refer to as the Credit Facility Refinancing.  Our new $530 million senior secured credit facility consists of a $150 million revolving credit facility due 2014, which we refer to as the 2010 Revolving Credit Facility, and a $380 million term loan due 2016, which we refer to as the Term Loan B, which collectively with the 2010 Revolving Credit Facility we refer to as the 2010 Credit Facilities.  This refinancing extended the maturity of approximately one quarter of our total debt and enhanced our liquidity by extending the maturity of our existing revolving credit facility.

Goodwill and Intangible Asset Impairments

During the third quarter of 2010, given the continued economic uncertainty that remained in the United States and global economies and revisions to our forecasted operating results, primarily in our Publisher Services Group, which is part of the commercial printing segment and which we refer to as our PSG reporting unit, we believed that there were sufficient indicators that would require us to perform an interim goodwill and long-lived asset impairment analysis as of October 2, 2010.

As a result of our goodwill and long-lived asset impairment analysis, we recorded non-cash, impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships within our PSG reporting unit. We believe that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows as compared to our prior year analysis and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.

A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Our reporting periods for 2010, 2009 and 2008 consisted of 52, 52 and 53 week periods, respectively, ending on the Saturday closest to the last day of the calendar month and ended on January 1, 2011, January 2, 2010 and January 3, 2009, respectively. We refer to such periods herein as (i) the year ended 2010, (ii) the year ended 2009, and (iii) the year ended 2008. All references to years and year-ends herein relate to fiscal years rather than calendar years. We do not believe the additional week in 2008 had a material impact on our consolidated results of operations.

	Years Ended
	2010	2009	2008
	(in thousands, except per share amount)
Net sales	$1,814,716	$1,714,631	$2,098,694
Operating income (loss):
Envelopes, forms and labels	$93,135	$77,200	$(40,979)
Commercial printing	(159,176)	(6,397)	(136,828)
Corporate	(37,719)	(38,615)	(45,739)
Total operating income (loss)	(103,760)	32,188	(223,546)
Interest expense, net	121,037	106,063	107,321
(Gain) loss on early extinguishment of debt	9,592	(16,917)	(14,642)
Other (income) expense, net	2,327	(1,368)	(637)
Income (loss) from continuing operations before income taxes	(236,716)	(55,590)	(315,588)
Income tax expense (benefit)	(47,661)	(15,753)	(18,612)
Income (loss) from continuing operations	(189,055)	(39,837)	(296,976)
Income (loss) from discontinued operations, net of taxes	2,678	8,898	(1,051)
Net loss	$(186,377)	$(30,939)	$(298,027)

Income (loss) per share—basic and diluted:
Continuing operations	$(3.03)	$(0.70)	$(5.51)
Discontinued operations	0.04	0.16	(0.02)
Net loss	$(2.99)	$(0.54)	$(5.53)

Net Sales

Net sales for 2010 increased $100.1 million, as compared to 2009, due to sales increases from our envelopes, forms and labels segment of $147.5 million offset by lower sales from our commercial printing segment of $47.4 million. The increased sales for our envelopes, forms and labels segment primarily resulted from the integration of Nashua into our operations, as Nashua was not included in our results for a full year during 2009. The decrease in sales within our commercial printing segment was due to volume declines, changes in product mix and lower material costs, primarily due to the extended economic uncertainty that we experienced during 2010, and lost sales resulting from plant closures as part of our restructuring plans. These decreases to our commercial printing segment were partially offset by sales from the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results in 2009. See Segment Operations below for a more detailed discussion of the primary factors for the changes in net sales by reportable segment.

Net sales for 2009 decreased $384.1 million, as compared to 2008, due to lower sales from our commercial printing segment of $287.3 million and from our envelopes, forms and labels segment of $96.7 million. These decreases were primarily due to volume declines, changes in product mix and lower material costs, primarily due to the general economic conditions that we experienced during 2009 including pricing pressures and lost sales resulting from plant closures as part of our restructuring plans. These declines were partially offset by increased sales generated from our envelopes, forms and labels segment from the integration of Nashua into our operations, as Nashua was not included in our results in 2008. See Segment Operations below for a more detailed discussion of the primary factors for the changes in net sales by reportable segment.

Operating Income

 Operating income in 2010, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million in our commercial print segment, increased $45.5 million, as compared to 2009. This increase was primarily due to higher operating income for our commercial printing segment of $28.6 million and our envelopes, forms and labels segment of $15.9 million. These increases were primarily due to an increase in gross margins and a decrease in restructuring and impairment charges resulting from cost savings initiatives taken to mitigate the general economic conditions. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income, excluding the 2008 non-cash goodwill impairment charges of $372.8 million for our commercial print and envelope reporting units, decreased $117.1 million in 2009, as compared to 2008.  This decrease was primarily due to lower operating income for our commercial printing segment of $74.0 million and our envelopes, forms and labels segment of $50.3 million. These declines were primarily due to the general economic conditions that we experienced during 2009 and increased restructuring and impairment charges resulting from cost savings initiatives taken to mitigate the general economic conditions. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense. Interest expense increased $15.0 million to $121.0 million in 2010, from $106.1 million in 2009. The increase was primarily due to higher interest rates resulting from: (i) the April 2009 amendment to our Amended Credit Facilities, which we refer to as the 2009 Amendment, and (ii) the 2010 Refinancing. Interest expense in 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.7%, compared to the average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.7% in 2009. We expect interest expense in 2011 to be lower than 2010 largely due to the maturity of our interest rate swap agreements.

Interest expense decreased $1.3 million to $106.1 million in 2009, from $107.3 million in 2008, primarily due to our lower debt balances resulting from: (i) the repurchase and retirement of a portion of our 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes, 10½% senior notes due 2016, which we refer to as the 10½% Notes, and the 7⅞% Notes, and (ii) the repayment of a portion of Term Loans, primarily from a mandatory excess cash flow payment made in March 2009. The decrease in interest expense was partially offset by higher interest rates resulting from the 2009 Amendment. Interest expense in 2009 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.7%, compared to the average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.2% in 2008.

(Gain) Loss on Early Extinguishment of Debt. During 2010, in connection with our Credit Facility Refinancing, we incurred a loss on early extinguishment of debt of $7.0 million of which $4.8 million related to fees paid to consenting lenders and $2.2 million related to the write-off of previously unamortized debt issuance costs. In connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million of which $1.5 million related to fees paid to consenting lenders and $1.1 million related to the write-off of previously unamortized debt issuance costs.

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

In 2008, we: (i) repurchased $31.8 million of our 8⅜% Notes and $16.6 million of our 7⅞% Notes, and recognized a gain on early extinguishment of debt of $18.5 million, and (ii) converted our $175.0 million senior unsecured loan due 2015, which we refer to as the Senior Unsecured Loan, into our 10½% Notes, and recognized a $4.2 million loss on early extinguishment of debt.

Income Taxes
		Years Ended
	2010	2009	2008
	(in thousands)
Income tax expense (benefit) for U.S. operations	$(49,038)	$(18,342)	$(17,969)
Income tax expense (benefit) for foreign operations	1,377	2,589	(643)
Income tax expense (benefit)	$(47,661)	$(15,753)	$(18,612)
Effective income tax rate	(20.1)%	(28.3)%	(5.9)%

In 2010, we had an income tax benefit of $47.7 million, which primarily related to income tax benefits from our non-cash impairment charges related to goodwill and other long-lived assets and the reversal of liabilities for uncertain tax positions as well as taxes on our domestic operations. Our effective tax benefit rate during 2010 was lower than the federal statutory rate, primarily due to the non-deductibility for income tax purposes of the non-cash impairment charges related to goodwill and other long-lived assets. We do not believe that it is reasonably possible that our unrecognized tax benefits will change significantly in the next twelve months.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, Income Taxes, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. We considered the fact that we have reported a cumulative loss in recent years, which generally provides negative evidence regarding the realizability of deferred tax assets. However, such cumulative losses mainly resulted from the goodwill impairment and restructuring related charges recorded over the last three years.  A substantial majority of the goodwill impairment charges had no impact on taxable income as these charges primarily are non-deductible. We performed an analysis of the recoverability of our net deferred tax assets as of January 1, 2011. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards did not reach the “more likely than not” realizability criteria and accordingly, were subject to a valuation allowance. During 2010, our valuation allowance was reduced by $0.4 million, consisting of a reduction related to our state net operating loss carryforwards. We analyzed the remaining net deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” recognition criteria. We believe that such remaining net deferred tax assets were “more likely than not” realizable based primarily on the weight of positive evidence provided by our tax planning strategies and projected future taxable income, including restructuring related charges and our historical results of operations (excluding impairment charges related to non-deductible goodwill). However, in the circumstance that the financial projections are not achieved, our ability to realize these net deferred tax assets may be significantly impacted.

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

Income from Discontinued Operations, net of taxes. Income from discontinued operations for 2010 primarily related to the reduction of our liabilities for uncertain tax positions of $4.4 million, net of deferred tax assets of $1.6 million, as a result of the expiration of certain statute of limitations on uncertain tax positions related to the Supremex Income Fund, which we refer to as the Fund.

Income from discontinued operations for 2009 primarily relates to the reduction of our liabilities for uncertain tax positions of $12.1 million, net of deferred tax assets of $2.6 million, as a result of the expiration of certain statute of limitations on uncertain tax positions related to the Fund.

Segment Operations

 Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels
	Years Ended
	2010	2009	2008
	(in thousands)
Segment net sales	$966,859	$819,399	$916,145
Segment operating income (loss)	$93,135	$77,200	$(40,979)
Operating income (loss) margin	9.6%	9.4%	(4.5)%
Items included in segment operating income:
Restructuring and impairment charges	$12,063	$17,405	$174,178

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $147.5 million, or 18.0%, in 2010, as compared to 2009. This increase was primarily due to: (i) $153.2 million of sales generated from the integration of Nashua into our operations, including the impact of work transitioned from our existing operations to Nashua, as Nashua was not included in our results for a full year in 2009, and (ii) higher sales volumes of approximately $12.6 million due to increased unit volumes from our envelope customers, primarily our financial institution customers, offset in part by the loss of sales from three plant closures in 2009 and our decision to exit certain lower margin transactional business within our envelope operations. These increases were offset in part by lower sales of $18.3 million from price and product mix changes, primarily due to pricing pressures on our office products business as a result of the continued general economic conditions and our business forms operations, primarily resulting from an overall decline in the traditional documents and forms marketplace and pricing pressures resulting from customers’ continued and improved abilities to print high quality documents on their own, which are being offset in part by our ability to pass along material price increases to our customers over time.

Segment net sales for our envelopes, forms and labels segment decreased $96.7 million, or 10.6%, in 2009, as compared to 2008.  This decrease was primarily due to: (i) lower sales volume of $148.8 million, primarily due to the general economic conditions, which has had a significant impact on our envelope business, for which we have seen a shift from direct mail and customized envelopes to generic transactional envelopes and lost sales in connection with the closure of three envelope plants and one forms plant that were integrated into our existing operations, and (ii) lower pricing and product mix of $21.2 million, primarily due to pricing pressures in the current envelope marketplace and lower material costs. These decreases were partially offset by $73.3 million of sales generated from the integration of Nashua into our operations, as Nashua was not included in our results in 2008.

Segment Operating Income (Loss)

Segment operating income for our envelopes, forms and labels segment increased $15.9 million or 20.6% in 2010, as compared to 2009. This increase was primarily due to: (i) increased gross margins of $18.3 million primarily due to gross margins generated from Nashua, as Nashua was not included in our results for a full year in 2009, and lower fixed costs resulting from three envelope plant closures in 2009, and (ii) lower restructuring and impairment charges of $5.3 million. These increases were offset in part by: (i) higher selling, general and administrative expenses of $6.3 million primarily due to Nashua, as Nashua was not included in our results for a full year in 2009, partially offset by our cost savings initiatives, and (ii) higher amortization expense of $1.4 million, primarily due to amortizable intangible assets relating to Nashua, as Nashua was not included in our results for a full year in 2009.

Segment operating income for our envelopes, forms and labels segment, excluding the 2008 non-cash goodwill impairment charge of $168.4 million, decreased $50.3 million or 39.4% in 2009, as compared to 2008. This decrease was primarily due to: (i) lower gross margins of $41.3 million, primarily due to the general economic conditions, which has resulted in increased pricing pressures, lower sales volume and product mix changes from high color direct mail envelopes to transactional envelope products, partially offset by lower material costs and increased gross margins from Nashua, as Nashua was not included in our results for 2008, and (ii) increased restructuring and impairment charges, excluding the 2008 non-cash goodwill impairment charge of $168.4 million, of $11.7 million, primarily due to the closure of three envelope plants and one forms plant. These decreases were partially offset by lower selling, general and administrative expenses and other expenses of $2.7 million, primarily due to our cost reduction programs, lower commission expenses resulting from lower sales, offset in part by increased selling, general and administrative expenses from Nashua, which was not included in our results for 2008.

Commercial Printing
	Years Ended
	2010	2009	2008
	(in thousands)
Segment net sales	$847,857	$895,232	$1,182,549
Segment operating loss	$(159,176)	$(6,397)	$(136,828)
Operating loss margin	(18.8)%	(0.7)%	(11.6)%
Items included in segment operating income:
Restructuring and impairment charges	$211,042	$48,744	$217,568

Segment Net Sales

Segment net sales for our commercial printing segment decreased $47.4 million, or 5.3%, in 2010, as compared to 2009. This decrease was due to (i) lower sales volumes of $37.8 million primarily due to the extended general economic uncertainty impacting our STM journals business, the closure of four commercial printing facilities during 2009 and two facilities in 2010, and (ii) lower sales of $23.8 million from price and product mix changes, primarily due to the extended general economic uncertainty. These decreases were offset in part by: (i) $14.2 million of sales generated from the integration of the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during 2009, and (ii) increased sales resulting from higher material costs being passed along to our customers over time.

Segment net sales for our commercial printing segment decreased $287.3 million, or 24.3%, in 2009, as compared to 2008. This decrease was primarily due to the general economic conditions, which resulted in lower sales of: (i) $286.3 million related to volume declines and lost sales from the closure of two commercial printing plants in the first half of 2009 and (ii) $11.0 million resulting from increased pricing pressures, changes in product mix and lower material costs. These decreases were partially offset by $10.0 million of sales generated from the integration of Rex into our operations, as Rex was not included in our results for a full year in 2008.

Segment Operating Income (Loss)

Segment operating income (loss) for our commercial printing segment, excluding the 2010 non-cash goodwill and other long-lived impairment charges of $181.4 million, increased $28.6 million, or 447.8%, in 2010, as compared to 2009. This increase was due to: (i) lower restructuring and impairment charges, excluding the 2010 non-cash goodwill and other long-lived impairment charges of $181.4 million, of $19.1 million, (ii) increased gross margins of $7.1 million primarily due to the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during 2009 and our cost savings initiatives, significantly offset by the loss of gross margins from four commercial printing facility closures in 2009 and two facility closures in 2010 and (iii) lower selling, general and administrative expenses of $2.4 million, resulting from our four commercial printing facility closures in 2009 and two plant closures in 2010, offset by the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during 2009.

Segment operating income for our commercial printing segment, excluding the 2008 non-cash goodwill impairment charge of $204.4 million, decreased $74.0 million, or 109.5%, in 2009, as compared to 2008. This decrease was primarily due to (i) lower gross margins of $64.1 million, largely due to the general economic conditions, which resulted in increased pricing pressures and product mix changes from high color to more generic commercial print products, partially offset by lower material costs and increased gross margins from Rex, as Rex was not included in our results for a full year in 2008, and (ii) increased restructuring and impairment charges of $35.6 million primarily due to the closure of four commercial printing plants during 2009. These decreases were partially offset by lower selling, general and administrative expenses of $25.7 million primarily due to our cost reduction programs and lower commission expenses resulting from lower sales, partially offset by increased selling, general and administrative expenses for Rex, as Rex was not included in our results for the full year in 2008.

Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower in 2010, as compared to 2009, primarily due to lower stock-based compensation offset in part by higher restructuring and impairment charges from our cost savings initiatives. Corporate expenses were lower in 2009, as compared to 2008, primarily due to lower stock-based compensation expense.

Restructuring, Impairment and Other Charges. We have three active and two residual cost savings, restructuring and integration plans: (i) the plans related to the integration of the Nashua and Glyph acquisitions and the 2009 Cost Savings and Restructuring Plan; and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan. As a result of these cost savings actions, over the last five years we have closed or consolidated a significant number of manufacturing facilities including, three manufacturing facilities in 2010, and have had a significant number of headcount reductions, including approximately 800 employees in 2010. We continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the continued general economic conditions and have begun formulating our integration plan related to EPG. Therefore, we expect to incur further restructuring and integration charges in 2011.

As of the year ended 2010, our total restructuring liability was $32.5 million, of which $6.8 million is included in other current liabilities and $25.7 million, which is expected to be paid through 2018, is included in other liabilities in our consolidated balance sheet.

2010. During 2010, we incurred $44.7 million of restructuring and impairment charges, which included $11.3 million of employee separation costs, asset impairments, net of $5.8 million, equipment moving expenses of $3.1 million, lease termination expenses of $8.2 million, multi-employer pension withdrawal expenses of $8.8 million and building clean-up and other expenses of $7.5 million.

Also during 2010, we recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships in our PSG reporting unit.

2009. During 2009, we incurred $68.0 million of restructuring and impairment charges, which included $20.5 million of employee separation costs, asset impairment charges, net of $15.3 million, equipment moving expenses of $5.5 million, lease termination expenses of $5.6 million, pension withdrawal liability of $13.4 million and building clean-up and other expenses of $7.7 million.

2008. During 2008, we incurred $19.6 million of restructuring, impairment and other charges, which included a $6.6 million non-recurring charge for professional fees related to the internal review initiated by our audit committee, $9.2 million of employee separation costs, asset impairment charges, net of $2.3 million, equipment moving expenses of $1.5 million, lease termination expenses of $2.9 million, pension withdrawal income of ($0.2) million and building clean-up and other expenses of $3.9 million.

During the fourth quarter of 2008, our reporting units experienced declines in their net sales, gross profit and operating income on a comparable basis with the third quarter of 2008. Historically, the fourth quarter has been our strongest quarter for net sales, gross profit and operating income for our reporting units.  As a result, we recorded non-cash impairment charges of goodwill of $204.4 million and $168.4 million related to our commercial print and envelope reporting units, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $58.6 million in 2010, which was primarily due to our net loss adjusted for non-cash items of $60.4 million and a decrease in working capital of $4.1 million. The decrease in our working capital primarily resulted from a decrease in accounts payable due largely to the timing of payments to our vendors and an increase in inventory due to the timing of work performed for our customers, offset significantly by an increase in other working capital primarily due to the timing of interest payments on our long-term debt and a decrease in receivables primarily due to the timing of collections from and sales to our customers.

Cash provided by operating activities is generally sufficient to meet daily disbursement needs. On days when our cash receipts exceed disbursements, we reduce our revolving credit balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use our invested cash balance and/or our revolving credit balance to fund the difference. As a result, our daily revolving credit balance fluctuates depending on working capital needs. The 2010 Refinancing and 8⅞% Notes issuance resulted in the elimination of nearly all of our Revolving Credit Facility balances and thereby substantially increasing our liquidity position, which we may utilize for future acquisitions or debt repayments. Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $56.0 million in 2010, primarily resulting from $40.5 million of cash consideration for the 2010 Acquisitions and capital expenditures of $19.0 million, offset in part by $3.5 million of proceeds from the sale of property, plant and equipment.

Our debt agreements limit capital expenditures to $38.0 million in 2011 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2010. We estimate that we will spend approximately $20.0 million on capital expenditures in 2011, before considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities was $9.8 million in 2009, primarily from capital expenditures of $25.2 million and cost of business acquisitions of $3.2 million for Nashua, offset by $14.6 million of proceeds from the sale of property, plant and equipment and $4.0 million of proceeds from the sale of an investment.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $36.2 million in 2010, primarily due to (i) cash proceeds from issuance of the 8⅞% Notes, net of the original issuance discount, of $397.2 million, and (ii) cash proceeds from issuance of the Term Loan B of $376.2 million, net of original issuance discount, offset in part by: (i) the repayment of Term Loans of $683.3 million and $22.5 million, net pay down of our Revolving Credit Facility in connection with the 2010 Refinancing, (ii) payment of fees and expenses of $23.2 million in connection with the issuance of the 8⅞% Notes, the 2010 Refinancing and the Credit Facility Refinancing, and (iii) repayments of other long-term debt of $7.6 million.

Net cash used in financing activities was $61.7 million in 2009, primarily resulting from: (i) aggregate payments of $30.6 million related to the repurchase and retirement of $40.1 million, $7.1 million and $5.0 million of our 8⅜% Notes, 7⅞% Notes and  10½% Notes, respectively, (ii) the repayment of $24.6 million of Term Loans, primarily related to our March 2009 mandatory excess cash flow payment, (iii) the repayment of $12.2 million of other long-term debt, and (iv) the payment of $7.3 million in fees and expenses for the 2009 Amendment, offset in part by the proceeds of net borrowings of $14.5 million under our Revolving Credit Facility.

Contractual Obligations and Other Commitments. The following table details our significant contractual obligations and other commitments as of January 1, 2011 (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other (2)	Total
2011	$115,193	$23,306	$37,009	$175,508
2012	111,976	17,820	16,313	146,109
2013	405,785	14,456	4,009	424,250
2014	117,222	10,178	2,826	130,226
2015	438,596	8,162	2,289	449,047
Thereafter	656,602	15,588	5,180	677,370
Total	$1,845,374	$89,510	$67,626	$2,002,510

(1)	Includes $545.5 million of estimated interest expense over the term of our long-term debt, with variable rate debt having an average interest rate of approximately 6.2%.
(2)
Includes pension and other postretirement benefit payments of $21.3 million, anticipated worker’s compensation paid losses of $12.2 million, restructuring related liabilities of $28.7 million, including interest expense on lease terminations and multi-employer pension withdrawal liabilities, derivative liabilities of $2.2 million, and purchase commitments for equipment of $2.9 million. Excluded from the table are $3.7 million income tax contingencies as we are unable to reasonably estimate the ultimate amount payable or timing of settlement.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of the year ended 2010, an increase of $60.1 million from 2009. This increase was primarily due to: (i) the 2010 Acquisitions, (ii) the issuance of our 8⅞% Notes, offset by repayments of our Term Loans and (iii) fees and expenses paid related to the 2010 Refinancing and the Credit Facility Refinancing. As of the year ended 2010, approximately 86% of outstanding debt was subject to fixed interest rates. As of March 1, 2011, we had approximately $28.5 million borrowing availability under our Revolving Credit Facility.

2010 Credit Facilities and Debt Compliance

On December 21, 2010, we entered into the 2010 Credit Facilities. The proceeds of the Credit Facility Refinancing were used to refinance our existing Amended Credit Facilities. The 2010 Credit Facilities extended the maturity of approximately one quarter of our total debt and enhanced our liquidity by extending the maturity of the 2006 Revolving Credit Facility. Proceeds from the 2010 Credit Facilities together with available cash were used to repay the outstanding Term Loans, accrued interest thereon and to pay fees and expenses incurred related to the 2010 Credit Facilities. The Term Loan B was issued at a discount of $3.8 million, of which substantially all remains unamortized as of the year ended 2010.

Borrowing rates under the 2010 Credit Facilities are selected at our option at the time of each borrowing and are generally based on London Interbank Offered Rate (“LIBOR”) or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin.  With respect to the Term Loan B, LIBOR based borrowings will not have an interest rate of less than 1.50% per annum plus an applicable margin of 4.75% per annum, and prime rate borrowings will not have an interest rate of less than 2.50% per annum plus an applicable margin of 3.75% per annum. We also pay a commitment fee on unused revolving loan commitments of 0.75% per annum. All revolving loans mature on December 21, 2014, and the Term Loan B amortizes in quarterly installments equal to 1% per year, commencing March 21, 2011, with the remaining principal balance due at maturity on December 21, 2016, in each case subject to certain conditions that could result in an earlier maturity.

The 2010 Credit Facilities contain certain restrictions that, among other things and with certain exceptions, limit our ability to incur additional indebtedness, prepay subordinated debt, transfer assets outside of Cenveo, pay dividends or repurchase shares of common stock. The 2010 Credit Facilities also contain customary financial covenants, including a maximum Consolidated Leverage Covenant, a maximum Consolidated First Lien Leverage Covenant and a minimum Consolidated Interest Coverage Covenant. All three of these financial covenants were reset as a result of the 2010 Credit Facilities. The Consolidated Leverage Covenant threshold, with which we must be in pro forma compliance at all times, now requires us not to exceed 6.50:1.00 at any time during fiscal year 2011, then steps down in 0.25 increments beginning in the second quarter of 2012 until we reach 5.50:1.00 during the third quarter of our fiscal year 2014 and remains at that level for the remainder of the term. The Consolidated First Lien Leverage Covenant now requires us to not exceed 2.50:1.00 through the second quarter of 2012, then steps down to 2.25:1.00 and remains at that level for the remainder of the term. The Consolidated Interest Coverage Covenant now requires us to not be less than 1.50:1.00 through the fourth quarter of 2011, then steps up incrementally, reaching 1.75:1.00 in 2013 and remains at that level for the remainder of the term.

The obligations under the 2010 Credit Facilities are guaranteed by us and each existing and future direct and indirect domestic subsidiary of Cenveo. The 2010 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of Cenveo and our domestic subsidiaries.  As the 2010 Credit Facilities have senior secured and first priority lien position in our capital structure and the most restrictive covenants, then provided we are in compliance with the 2010 Credit Facilities, we would also be in compliance, in most circumstances, with our debt incurrence tests within all of our indentures.

Any default under the 2010 Credit Facilities would prevent us from borrowing additional amounts and could cause the indebtedness outstanding under the 2010 Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness we may then have, to become immediately due and payable.

As of the year ended 2010, we were in compliance with all debt agreement covenants. We anticipate being in compliance with all debt agreement covenants through the fiscal year ended 2011.

8⅞% Notes Issuance

On February 5, 2010, we issued our $400 million 8⅞% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933. The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.6 million remains unamortized as of the year ended 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of our Term Loans and $88.0 million outstanding under our Revolving Credit Facility.

The 8⅞% Notes were issued pursuant to an indenture among Cenveo, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among Cenveo, Inc., certain subsidiary guarantors, Bank of America, N.A., as first lien agent and control agent, and Wells Fargo Bank, National Association, as second lien collateral agent. The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018. The 8⅞% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of our domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of our Canadian subsidiaries. As such, the 8⅞% Notes rank pari passu with all our senior debt and senior in right of payment to all of our subordinated debt. We can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. We may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require us to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to our 10½% Notes, including a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill our registration rights obligations, on April 28, 2010, we launched a registered exchange offer, which we refer to as Exchange Offer, to exchange any and all of our outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8⅞% Notes were exchanged for registered 8⅞% Notes.

Letters of Credit

As of the year ended 2010, we had outstanding letters of credit of approximately $21.3 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	2010 Credit Facilities	8⅞% Notes	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa1	Caa2	Caa2	Negative	December 2010
Standard & Poor’s	B	BB-	B-	CCC+	CCC+	CCC+	Stable	December 2010

In December 2010, Moody’s Investors Services, which we refer to as Moody’s and Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, lowered our Corporate Rating and the ratings on our 2010 Credit Facilities, 8⅞% Notes, 10½% Notes, 7⅞% Notes and 8⅜% Notes in conjunction with the Credit Facility Refinancing, and the detail of our current ratings have been provided in the table above.

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

We expect that our internally generated cash flows and financing available under our 2010 Revolving Credit Facility will be sufficient to fund our working capital needs through our fiscal year 2011; however, this cannot be assured.

Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of the years ended 2010 and 2009, we do not have any off-balance sheet arrangements.

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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

Allowance for Losses on Accounts Receivable. We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of customers and related aging of past due balances. As of the years ended 2010 and 2009, the allowance provided for potentially uncollectible accounts receivable was $6.6 million and $7.6 million, respectively. Charges for bad debts recorded to the statement of operations were $5.3 million in 2010, $5.4 million in 2009 and $4.7 million in 2008. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.

 Inventory Valuation. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. If there were to be a significant decrease in demand for our products, we could be required to reduce our inventory balances accordingly.

Provision for Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, we would assess the fair value of the asset or asset group and if necessary, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2010, 2009 and 2008, in connection with our restructuring and integration programs, we recorded non-cash impairment charges, net on long-lived assets of $33.1 million, $15.3 million and $2.3 million, respectively. Our 2010 non-cash impairment charges include a $27.2 million non-cash impairment charge related to customer relationships within our PSG reporting unit, which is part of our commercial printing segment. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.

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

In 2010, we recorded non-cash goodwill and indefinite lived intangible asset impairment charges of $154.2 million, of which $132.2 million related to goodwill and $22.0 related to an indefinite lived tradename in our PSG reporting unit, which is part of our commercial printing segment. In 2009 we did not record any goodwill and indefinite lived intangible asset impairment charges. In 2008, we recorded non-cash goodwill impairment charges of $204.4 million and $168.4 million related to our commercial print and envelope reporting units, respectively.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. In 2010, the three reporting units had fair value in excess of carrying value with fair value exceeding carrying value by at least 40%. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In 2010, the discount rate for each reporting unit was estimated to be 11.25%. A 50 basis point increase in our estimated discount rates would not have resulted in any additional reporting units failing step one.

Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related tradenames. However, if our estimates of the valuations of our tradenames prove to be inaccurate, an impairment charge could be necessary in future periods.

Our annual impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names. We utilized royalty rates of 1.3% to 5.0% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage. We utilized a discount rate of 11.25%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.

In order to evaluate the sensitivity of the fair value calculations for all of our indefinite-lived trade names, we applied hypothetical 5% and 10% decreases to the estimated fair value of our trade names. Such hypothetical decreases in fair value could be due to changes in discount rates and/or assumed royalty rates. These hypothetical 5% and 10% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived trade names other than our ColorGraphics trade name, which has a carrying amount of $18.8 million. The hypothetical estimated fair value for our ColorGraphics trade name would not have exceeded its carrying amount by approximately $0.5 million at a 10% decrease to its estimated fair value.

Self-Insurance Reserves. We are self-insured for the majority of our workers’ compensation costs and health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers’ compensation and healthcare expenses we record on an annual basis.

Our self-insurance workers’ compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis that considers anticipated payment patterns. As of the years ended 2010 and 2009, the undiscounted liability was $14.1 million and $13.7 million, respectively, and the discounted liability was $12.1 million and $11.8 million, respectively, using a 4% discount rate.

Our self-insured healthcare liability represents our estimate of claims that have been incurred but not reported as of the years ended 2010 and 2009. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $5.7 million as of the years ended 2010 and 2009, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 45 and 50 days of unreported claims.

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

Accounting for Income Taxes. We are required to estimate our income taxes in each jurisdiction in which we operate, which primarily includes the United States, Canada and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of the years ended 2010 and 2009, we had net deferred tax assets of $50.3 million and $18.0 million, respectively, from our United States operations. The change in United States net deferred taxes is primarily due to an increase in our tax loss carryforward that can be used to offset taxable income in future years as well as the deferred tax benefit recorded in connection with our goodwill and intangible impairment charges. As of the years ended 2010 and 2009 we had foreign net deferred tax liabilities of $2.1 million and $1.2 million, respectively.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, Income Taxes, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. We considered the fact that we have reported a cumulative loss in recent years, which generally provides negative evidence regarding the realizability of deferred tax assets. However, such cumulative losses mainly resulted from the goodwill impairment and restructuring related charges recorded over the last three years.  A substantial majority of the goodwill impairment charges had no impact on taxable income as these charges primarily are non-deductible. We performed an analysis of the recoverability of our net deferred tax assets as of January 1, 2011. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards did not reach the “more likely than not” realizability criteria and accordingly, were subject to a valuation allowance. During 2010, our valuation allowance was reduced by $0.4 million, consisting of a reduction related to our state net operating loss carryforwards. We analyzed the remaining net deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” recognition criteria. We believe that such remaining net deferred tax assets were “more likely than not” realizable based primarily on the weight of positive evidence provided by our tax planning strategies and projected future taxable income, including restructuring related charges and our historical results of operations (excluding impairment charges related to non-deductible goodwill). However, in the circumstance that the financial projections are not achieved, our ability to realize these net deferred tax assets may be significantly impacted.

We recognize a tax position in our consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. During 2010, we reduced our liabilities for uncertain tax positions by $10.7 million as a result of the expiration of certain statutes of limitations. Additionally, during 2009, we reduced our liabilities for uncertain tax positions by $12.1 million as a result of the expiration of certain statutes of limitations.

Pension and Other Postretirement Benefit Plans. We record annual amounts relating to our pension and other postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, anticipated rates of return, compensation increases and current expected mortality rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on our consolidated balance sheet, but are generally amortized into our consolidated statement of operations over future periods, with the deferred amount recorded in accumulated other comprehensive loss. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. We determine our assumption for the discount rate to be used for purposes of computing annual service and interest costs based on the Citigroup Pension Liability Index as of our respective year end dates. The weighted-average discount rate for pension and other postretirement benefits was 5.25% and 5.75% for the years ended 2010 and 2009, respectively. A one percentage point decrease in the discount rates at year end 2010 would increase the pension and other postretirement plans’ projected benefit obligation by approximately $35.2 million. A one percentage point increase in the discount rates at the year ended 2010 would decrease the pension and other postretirement plans’ projected benefit obligation by approximately $29.0 million.

Our investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. Equity investments are diversified by including United States and non-United States stocks, growth stocks, value stocks and stocks of large and small companies. Fixed income securities are primarily United States governmental and corporate bonds, including mutual funds. Alternative investments are primarily private equity hedge funds and hedge fund-of-funds. We consult with our financial advisors on a regular basis regarding our investment objectives and asset performance.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 1 to our consolidated financial statements.

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

As of the years ended 2010 and 2009, we had $200.0 million and $500.0 million, respectively, of interest rate swaps. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Historically, we have not utilized derivatives for speculative purposes; however, as a result of the 2010 Refinancing and the issuance of the 2010 Credit Facilities, all of our remaining interest rate swaps have been de-designated from hedge accounting. As of the year ended 2010, we have $200.0 million of de-designated interest rate swap agreements that have not yet been terminated, although we may elect to early terminate these specific interest rate swap agreements prior to their scheduled maturities, of which $125.0 million of  these interest rate swaps will mature in the first quarter of 2011 with the remaining $75.0 million will mature in the second quarter of 2011.  As of the year ended 2010, we had variable rate debt outstanding of $180.6 million, after considering our interest rate swaps. In addition, our Term Loan B is subject to a LIBOR floor of 1.5%, as such, a change of 1% to current LIBOR rates would not have a significant impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended 2010, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $10.3 million and $1.4 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cenveo, Inc.

We have audited the accompanying consolidated balance sheets of Cenveo, Inc. and Subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended January 1, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and Subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cenveo, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
March 2, 2011

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	As of the Year Ended
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$49,756	$10,796
Accounts receivable, net	263,364	268,563
Inventories	149,151	145,228
Prepaid and other current assets	66,135	64,843
Total current assets	528,406	489,430

Property, plant and equipment, net	347,921	387,879
Goodwill	209,161	319,756
Other intangible assets, net	246,424	295,418
Other assets, net	65,818	33,290
Total assets	$1,397,730	$1,525,773
Liabilities and Shareholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$10,098	$15,057
Accounts payable	166,468	183,940
Accrued compensation and related liabilities	30,672	29,841
Other current liabilities	98,471	98,079
Total current liabilities	305,709	326,917

Long-term debt	1,283,905	1,218,860
Other liabilities	149,447	156,506
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value; 25 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 62,727 and 62,033 shares issued and outstanding as of the years ended 2010 and 2009, respectively	627	620
Paid-in capital	342,607	331,051
Retained deficit	(664,282)	(477,905)
Accumulated other comprehensive loss	(20,283)	(30,276)
Total shareholders’ deficit	(341,331)	(176,510)
Total liabilities and shareholders’ deficit	$1,397,730	$1,525,773

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended

	2010	2009	2008
Net sales	$1,814,716	$1,714,631	$2,098,694
Cost of sales	1,468,615	1,394,778	1,671,185
Selling, general and administrative expenses	212,170	209,578	242,981
Amortization of intangible assets	11,541	10,053	9,008
Restructuring, impairment and other charges	226,150	68,034	399,066
Operating income (loss)	(103,760)	32,188	(223,546)
Interest expense, net	121,037	106,063	107,321
(Gain) loss on early extinguishment of debt	9,592	(16,917)	(14,642)
Other (income) expense, net	2,327	(1,368)	(637)
Income (loss) from continuing operations before income taxes	(236,716)	(55,590)	(315,588)
Income tax (benefit) expense	(47,661)	(15,753)	(18,612)
Income (loss) from continuing operations	(189,055)	(39,837)	(296,976)
Income (loss) from discontinued operations, net of taxes	2,678	8,898	(1,051)
Net income (loss)	$(186,377)	$(30,939)	$(298,027)
Income (loss) per share—basic and diluted: Continuing operations	$(3.03)	$(0.70)	$(5.51)
Discontinued operations	0.04	0.16	(0.02)
Net income (loss)	$(2.99)	$(0.54)	$(5.53)
Weighted average shares:
Basic and Diluted	62,382	56,787	53,904

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years Ended

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(186,377)	$(30,939)	$(298,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	(2,678)	(8,898)	1,051
Depreciation	55,255	56,350	65,001
Amortization of other intangible assets	11,541	10,053	9,008
Non-cash interest expense, net	4,716	2,304	1,773
Deferred income taxes	(49,646)	(17,573)	(24,287)
Non-cash taxes	(4,001)	—	—
Non-cash restructuring, impairment and other charges, net	201,781	32,204	378,688
(Gain) loss on early extinguishment of debt	9,592	(16,917)	(14,642)
Provisions for bad debts	5,319	5,428	4,660
Provisions for inventory obsolescence	3,958	3,895	902
Stock-based compensation provision	10,853	14,274	18,140
(Gain) loss on sale of assets	81	(5,006)	(4,364)
Other non-cash charges, net	—	—	3,350
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	5,772	21,620	70,376
Inventories	(5,801)	33,075	5,198
Accounts payable and accrued compensation and related liabilities	(19,590)	(19,672)	(2,928)
Other working capital changes	15,498	(3,110)	1,454
Other, net	2,313	(5,036)	(5,505)
Net cash provided by operating activities	58,586	72,052	209,848
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(40,545)	(3,189)	(47,412)
Capital expenditures	(19,031)	(25,227)	(49,243)
Proceeds from sale of property, plant and equipment	3,539	14,619	18,258
Acquisition payments	—	—	(3,653)
Proceeds from sale of investment	—	4,032	—
Net cash used in investing activities	(56,037)	(9,765)	(82,050)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	397,204	—	—
Proceeds from issuance of Term Loan B	376,200	—	—
Proceeds from exercise of stock options	1,030	539	1,876
Repayments of Term Loans	(683,306)	(24,594)	(7,200)
Payment of refinancing fees and expenses and debt issuance costs	(23,154)	(7,296)	(5,297)
(Repayment) borrowings under revolving credit facility, net	(22,500)	14,500	(83,200)
Repayments of other long-term debt	(7,635)	(12,178)	(18,933)
Purchase and retirement of common stock upon vesting of RSUs	(1,597)	(2,050)	(1,054)
Repayment of 8⅜% senior subordinated notes	—	(23,024)	(19,567)
Repayment of 7⅞% senior subordinated notes	—	(4,295)	(10,561)
Repayment of 10½% senior notes	—	(3,250)	—
Payment of repurchase fees, redemption premiums and expenses	—	(94)	(130)
Repayment of senior unsecured loan	—	—	(175,000)
Tax (liability) asset from stock-based compensation	—	—	(1,377)
Proceeds from issuance of 10½% senior notes	—	—	175,000
Proceeds from issuance of other long-term debt	—	—	12,927
Net cash provided by (used in) financing activities	36,242	(61,742)	(132,516)
Effect of exchange rate changes on cash and cash equivalents	169	(193)	(720)
Net increase (decrease) in cash and cash equivalents	38,960	352	(5,438)
Cash and cash equivalents at beginning of year	10,796	10,444	15,882
Cash and cash equivalents at end of year	$49,756	$10,796	$10,444

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(in thousands)
	Common Stock		Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of the year ended 2007	53,700	$537	$254,241	$(148,939)	$(6,513)	$99,326
Comprehensive income (loss):
Net loss				(298,027)		(298,027)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $14,586					(22,614)	(22,614)
Unrealized loss on cash flow hedges, net of tax benefit of $5,115					(7,731)	(7,731)
Currency translation adjustment					(8,508)	(8,508)
Reclassifications of currency translation adjustment to earnings resulting from goodwill impairment charges					(986)	(986)
Other comprehensive loss						(39,839)
Total comprehensive loss						(337,866)
Exercise of stock options	545	5	1,871			1,876
Purchase and retirement of common stock upon vesting of RSUs			(1,054)			(1,054)
Amortization of stock based compensation			18,140			18,140
Excess tax benefit from stock based compensation			(1,377)			(1,377)
Balance as of the year ended 2008	54,245	542	271,821	(446,966)	(46,352)	(220,955)
Comprehensive income (loss):
Net loss				(30,939)		(30,939)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $2,704					4,618	4,618
Unrealized gain on cash flow hedges, net of tax expense of $4,666					7,020	7,020
Currency translation adjustment					4,438	4,438
Other comprehensive income						16,076
Total comprehensive loss						(14,863)
Exercise of stock options	732	7	532			539
Common stock issued in connection with Nashua Corporation acquisition	7,056	71	46,474			46,545
Purchase and retirement of common stock upon vesting of RSUs			(2,050)			(2,050)
Amortization of stock based compensation			14,274			14,274
Balance as of the year ended 2009	62,033	620	331,051	(477,905)	(30,276)	(176,510)
Comprehensive income (loss):
Net loss				(186,377)		(186,377)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $1,718					(2,698)	(2,698)
Unrealized gain on cash flow hedges, net of tax expense of $5,650					9,690	9,690
Currency translation adjustment					3,001	3,001
Other comprehensive income						9,993
Total comprehensive loss						(176,384)
Exercise of stock options	694	7	1,023			1,030
Purchase and retirement of common stock upon vesting of RSUs			(1,597)			(1,597)
Amortization of stock based compensation			12,130			12,130
Balance as of the year ended 2010	62,727	$627	$342,607	$(664,282)	$(20,283)	$(341,331)

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

The Company’s reporting periods for 2010, 2009 and 2008 in this report consist of 52, 52 and 53 week periods, respectively, ending on the Saturday closest to the last day of the calendar month, and ended on January 1, 2011, January 2, 2010, and January 3, 2009, respectively. Such periods are referred to herein as (i) “as of the year ended 2010”, “the year ended 2010” or “2010”, (ii) “as of the year ended 2009”, “the year ended 2009” or “2009” and (iii) “as of the year ended 2008”, “the year ended 2008” or “2008”. All references to years and year-ends herein relate to fiscal years rather than calendar years.

The Company acquired Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc. (“Gilbreth”), in the fourth quarter of 2010, Glyph International and its subsidiaries (“Glyph”) in the second quarter of 2010 and Clixx Direct Marketing Services Inc. (“Clixx”) in the first quarter of 2010. The Company’s results for the year ended 2010 include the operating results of these acquisitions subsequent to their respective acquisition dates. The Company acquired Nashua Corporation (“Nashua”) in the third quarter of 2009.  The Company’s results for the year ended 2009 include the operating results of Nashua subsequent to its acquisition date. The Company acquired Rex Corporation and its manufacturing facility (“Rex”) in the second quarter of 2008.  The Company’s results for the year ended 2008 include the operating results of Rex subsequent to its acquisition date.

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

Fair Value Measurements. Certain assets and liabilities of the Company are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values due to their short-term nature. The Company also has other assets or liabilities that it records at fair value, such as its interest rate swap contracts, pension and other postretirement plan assets and liabilities, long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Accounts Receivable. Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends indicate that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. As of the years ended 2010 and 2009, accounts receivable were reduced by an allowance for doubtful accounts of $6.6 million and $7.6 million, respectively. Transactions affecting the allowance for doubtful accounts were as follows (in thousands):

	For The Years Ended
	2010	2009	2008
Balance at beginning of year	$7,639	$6,016	$9,911
Charged to expense	5,319	5,428	4,660
Write-offs, recoveries and other	(6,353)	(3,805)	(8,555)
Balance at end of year	$6,605	$7,639	$6,016

Inventories. Inventories are stated at the lower of cost or market, with cost primarily determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided using the straight-line method generally based on the estimated useful lives of 15 to 45 years for buildings and building improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When an asset is retired or otherwise disposed of, the related gross cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures that increase the capacity, efficiency or useful lives of existing assets are capitalized.

Computer Software. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, generally between three and seven years. Net computer software costs included in property, plant and equipment were $2.5 million and $3.3 million as of the years ended 2010 and 2009, respectively.

Debt Issuance Costs. Direct expenses such as legal, accounting and underwriting fees incurred to issue, extend or amend debt are included in other assets, net. Debt issuance costs were $20.3 million and $10.5 million as of the year end 2010 and 2009, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. On December 21, 2010, the Company, entered into a new $530 million senior secured credit facility consisting of a $150 million four-year revolving credit facility (“2010 Revolving Credit Facility”) and a $380 million six-year Term B loan (“Term Loan B” and, collectively with the 2010 Revolving Credit Facility, the “2010 Credit Facilities”). Simultaneously, the Company used the proceeds from the 2010 Credit Facilities together with cash on hand to extinguish its previous term loans and delayed-draw term loans due 2013 (“Term Loans”) and the revolving credit facility due 2012 (“2006 Revolving Credit Facility” and collectively with the Term Loans, the “Amended Credit Facilities”), accrued interest thereon and to pay certain fees and expenses incurred in connection with this transaction. As a result, the Company capitalized $5.3 million related to fees paid to consenting lenders and expenses paid to third parties and wrote-off previously unamortized debt issuance costs of $2.2 million.  On February 5, 2010 the Company issued $400 million of 8⅞% senior second lien notes due 2018 (“8⅞% Notes”) and used the net proceeds to pay down the Amended Credit Facilities. The Company capitalized $2.1 million related to fees paid to consenting lenders and expenses paid to third parties and wrote-off previously unamortized debt issuance costs of $1.1 million. In connection with the issuance of the 8⅞% Notes, the Company capitalized $9.4 million related to fees paid to consenting lenders and expenses paid to third parties.

Interest expense includes the amortization of debt issuance costs of $4.2 million, $2.4 million and $2.1 million in 2010, 2009 and 2008, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is not amortized. Goodwill is subject to an annual impairment test and is reviewed annually as of the beginning of December to determine if there is an impairment or more frequently if an indication of possible impairment exists (Level 3). In 2010, the Company recorded a non-cash, impairment charge to write-off goodwill of $132.2 million related to its Publisher Services Group (“PSG”) reporting unit, which is part of the Company’s commercial printing segment. In 2008, the Company recorded non-cash impairment charges to write-off goodwill of $204.4 million and $168.4 million related to its commercial print and envelope reporting units, respectively. No impairment charges for goodwill were recorded in 2009.

Other intangible assets consist primarily of customer relationships and trademarks. Other intangible assets primarily arise from the purchase price allocations of businesses acquired. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similar to goodwill (Level 3). In 2010, the Company recorded a non-cash, impairment charge of $22.0 million related to an indefinite lived tradename in its PSG reporting unit, which is part of the Company’s commercial printing segment. No impairment charges for other intangible assets were recorded in 2009 or 2008.

Long-Lived Assets. Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value (Level 2 and 3). The estimated useful lives of all long-lived assets are periodically reviewed and revised if necessary. In 2010, the Company recorded a non-cash, impairment charge of $27.2 million related to customer relationships in its PSG reporting unit, which is part of the Company’s commercial printing segment.

Self-Insurance. The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred but not reported. As of the years ended 2010 and 2009, the (i) undiscounted worker’s compensation liability was $14.1 million and $13.7 million, respectively, and the discounted liability was $12.1 million and $11.8 million, respectively, using a 4% discount rate and (ii) healthcare liability was $5.7 million and $5.7 million, respectively.

Pension and Postretirement Plans. The Company records expense relating to its pension and other postretirement plans based on actuarial calculations. The inputs for these estimates mainly include discount rates, anticipated mortality rates, assumed rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current anticipated rates. The effect of modifications on the value of plan obligations and assets is recognized in accumulated other comprehensive loss and is recognized in the statement of operations over future periods.

Financial Instruments. The Company uses derivative financial instruments to hedge exposures to interest rate fluctuations by balancing its exposure to fixed and variable interest rates. The implied gains and losses associated with interest rate swaps offset changes in interest rates.  All derivatives in effect as of the year ended 2010 are included in other current liabilities at their respective fair values with unrealized losses included in accumulated other comprehensive loss in shareholders’ deficit, net of applicable income taxes. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in the statement of operations.

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

Sales Tax. The Company records sales net of applicable sales tax.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

Freight Costs. The costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales. Freight costs that are either billed separately to the customer or included in the price of the product are included in net sales.

Advertising Costs. All advertising costs are expensed as incurred. Advertising costs were $2.8 million, $2.7 million, and $2.6 million for 2010, 2009 and 2008, respectively.

Foreign Currency Translation. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the United States dollar are translated at year-end exchange rates. The effects of translation are included in accumulated other comprehensive loss in shareholders’ deficit. Income and expense items and gains and losses are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in other (income) expense, net.

Stock-Based Compensation. The Company uses the fair value method of accounting for stock-based compensation. The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of these stock option awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. The Company recognizes stock compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.

Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (Level 3).

The Company recognizes a tax position in its consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although the Company believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is recognized in its consolidated financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs.

New Accounting Pronouncements. Effective January 3, 2010, the Company adopted the accounting pronouncement related to the measurement of liabilities at fair value. The guidance provides clarification for circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair value principles. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Effective January 3, 2010, the Company adopted the accounting pronouncement which amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (Continued)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides for certain disclosures relating to fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company in the first quarter of 2010. The remaining disclosure requirements of this pronouncement will be effective for the Company’s first quarter in 2011. The adoption of this pronouncement did not have and is not expected to have a material impact on the Company’s financial statements.

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

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB Accounting Standards Codification 805 (“ASC 805”). Accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill.

Acquisition-related costs included in selling, general and administrative expenses of the Company’s consolidated statement of operations were $5.1 million, $2.9 million and $1.4 million for the years ended 2010, 2009 and 2008, respectively.

2010

Gilbreth

On November 29, 2010 the Company acquired the common stock of Gilbreth, which had annual sales of approximately $17.0 million prior to its acquisition by the Company. This acquisition expands the Company’s packaging platform to include shrink sleeve printing. Gilbreth focuses on manufacturing full body shrink sleeves and tamper evident neck bands, mainly in the food and beverage, pharmaceutical and neutraceutical markets. The total purchase price was approximately $19.0 million. The Gilbreth acquisition preliminarily resulted in $5.6 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable assets relate to: (i) the Gilbreth tradename of $3.9 million, which is being amortized over its estimated useful life of 20 years and (ii) customer relationships of $3.1 million, which are being amortized over their estimated weighted average useful lives of 15 years.

Gilbreth’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from November 29, 2010 and are not included in 2009 or 2008.  Pro-forma results for the year ended 2009, assuming the acquisition of Gilbreth had been made on January 4, 2009, have not been presented since the effect would not be material.

Glyph

On May 31, 2010, the Company acquired all of the common stock of Glyph, which had annual sales of approximately $9.0 million prior to its acquisition by the Company. Glyph is a leading provider of content solutions to publishers with operations in Bangalore and New Delhi, India and was acquired to further enhance the Company’s content management operations. Glyph specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation. The total purchase price was $15.1 million, net of cash acquired of $2.3 million and was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Glyph acquisition resulted in $9.5 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.1 million, which are being amortized over their weighted average useful lives of seven years, and (ii) tradenames of $0.4 million, which are being amortized over their weighted average useful life of four years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Glyph’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from June 1, 2010 and are not included in 2009 or 2008. Pro-forma results for the year ended 2009, assuming the acquisition of Glyph had been made on January 4, 2009, have not been presented since the effect would not be material.

Clixx

On February 11, 2010, the Company acquired the assets of Clixx, which had annual sales of approximately $16.7 million prior to its acquisition by the Company. The acquisition of Clixx allows the Company’s Canadian operations an opportunity to provide certain customers with end-of-production capabilities. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Clixx acquisition resulted in $5.3 million of goodwill, all of which is deductible for income tax purposes, and was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible asset relates to customer relationships of $1.3 million, which are being amortized over their weighted average useful lives of nine years.

Clixx’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from February 11, 2010 and are not included in 2009 or 2008. Pro-forma results for the year ended 2010, assuming the acquisition of Clixx had been made on January 4, 2009, have not been presented since the effect would not be material.

2009

Nashua

On September 15, 2009, the Company acquired all of the common stock of Nashua. Nashua, founded in 1854, is a manufacturer, converter and marketer of labels and specialty papers whose primary products include pressure-sensitive labels, tags, transaction and financial receipts, thermal and other coated papers, and wide-format papers. The Company believes that Nashua further strengthens its position in the pharmaceutical labels market, while giving it access to new shelf label market customers. Under the terms of acquisition, each share of Nashua common stock was converted into the right to receive (i) $0.75 per share in cash, without interest, and (ii) 1.265 shares of Cenveo common stock.  The total consideration in connection with the Nashua acquisition, net of cash acquired of $1.0 million, was $49.7 million, which is comprised of cash consideration of $4.2 million and non-cash consideration of $45.5 million, primarily relating to the issuance of 7.1 million shares of Cenveo common stock, which closed on the New York Stock Exchange at $6.53 on September 15, 2009. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Nashua acquisition resulted in $9.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes, forms and labels segment. The Company believes goodwill primarily relates to the expansion of the Company’s product offerings and use of the Company’s existing product offerings by acquired customers, anticipated synergies and acquired workforce. The acquired identifiable intangible assets, aggregating $29.6 million, include: (i) the Nashua trademark of $16.0 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Nashua name, the long operating history of Nashua and its existing customer base, (ii) customer relationships of $13.0 million, which are being amortized over their estimated weighted average useful lives of seven years; and (iii) a royalty agreement of $0.6 million, which is being amortized over the contract life of nine years.

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

Nashua’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from September 15, 2009 and are not included in 2008. Net sales of $239.5 million and $73.3 million are included in the Company’s consolidated statement of operations for 2010 and 2009, respectively.

Unaudited Pro Forma Operating Data

The following supplemental pro forma consolidated summary operating data of the Company for 2009 presented herein has been prepared by adjusting the historical data as set forth in its consolidated statements of operations to give effect to the Nashua acquisition as if it had been consummated as of the beginning of fiscal year 2009 (in thousands, except per share amounts):

	Year Ended 2009
	As Reported	Pro Forma
Net sales	$1,714,631	$1,887,748
Operating income	32,188	31,347
Loss from continuing operations	(39,837)	(40,673)
Net loss	(30,939)	(31,775)
Loss per share – basic and diluted:
Continuing operations	$(0.70)	$(0.66)
Net loss	$(0.54)	$(0.51)

Weighted average shares:
Basic and diluted	56,787	61,730

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

2008

Rex

On March 31, 2008, the Company acquired all of the common stock of Rex. Rex was an independent manufacturer of premium and high-quality packaging solutions, with annual sales of approximately $40 million prior to its acquisition by the Company. The total cash consideration in connection with the Rex acquisition, excluding assumed debt of approximately $7.4 million, was approximately $43.1 million, including approximately $1.0 million of related expenses. The Rex acquisition resulted in $8.3 million of goodwill, all of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets, aggregating $13.8 million, include: (i) the Rex trademark of $9.3 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Rex name, Rex’s long operating history and existing customer base, and (ii) customer relationships of $4.5 million, which are being amortized over their estimated weighted average useful lives of 13 years.

Rex’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from March 31, 2008.

Subsequent Event

On February 1, 2011, the Company acquired the assets of MeadWestvaco’s Envelope Product Group (“EPG”). EPG manufactures and distributes envelope products for the billing, financial and direct mail markets and has approximately 900 employees in the United States. The combined companies will form the largest envelope company in North America. The total purchase price is currently estimated to be approximately $55 million, subject to a customary post closing working capital provision. Prior to the acquisition by the Company, EPG had annual sales of approximately $240 million. EPG’s results of operations and cash flows will be included in the Company’s consolidated statements of operations and cash flows from February 1, 2011 and are not included in 2010, 2009 or 2008. EPG will be assigned to the Company’s envelopes, forms and labels segment. The Company is currently determining its preliminary allocation of the purchase price of EPG to the assets acquired and liabilities assumed in the acquisition and expects to be complete with its preliminary determination during the first quarter of 2011.

3. Inventories

Inventories by major category are as follows (in thousands):

	2010	2009
Raw materials	$66,390	$60,332
Work in process	28,468	25,812
Finished goods	54,293	59,084
	$149,151	$145,228

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	2010	2009
Land and land improvements	$16,023	$18,622
Buildings and improvements	105,757	106,785
Machinery and equipment	608,601	616,022
Furniture and fixtures	11,823	12,652
Construction in progress	7,799	12,143
	750,003	766,224
Accumulated depreciation	(402,082)	(378,345)
	$347,921	$387,879

Assets Held for Sale

In connection with the Company’s cost savings, restructuring and integration plans, there are currently three owned properties that are vacant premises as of the year ended 2010 and available for sale, two of which relate to the Company’s commercial printing segment and one that relates to its envelopes, forms and labels segment. In addition to these property assets, the Company has certain manufacturing assets available for sale. The sale of these manufacturing assets was completed on February 1, 2011 at an amount that approximated its carrying value. The Company has recorded these assets as available for sale in other assets, net on its consolidated balance sheet and has presented them at the lower of their net book value or fair value less estimated cost to sell, which is approximately $5.7 million.

Sale Leaseback Transations

In 2009, the Company sold one of its envelope facilities which had a net book value of $2.9 million for net proceeds of $3.7 million and entered into a two-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $0.8 million, which is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales.

In 2008, the Company sold one of its envelope facilities for net proceeds of $11.5 million and entered into a seven-year operating lease for the same facility. In connection with the sale, the Company recorded a gain of $7.8 million, of which $2.3 million was recognized upon the sale within cost of sales. The remaining gain was deferred and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of the years ended 2010 and 2009 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of the year ended 2008	$143,498	$167,685	$311,183
Acquisition	8,573	—	8,573
Balance as of the year ended 2009	152,071	167,685	319,756
Acquisitions	795	20,384	21,179
Foreign currency translation	—	411	411
Impairment charge	—	(132,185)	(132,185)
Balance as of the year ended 2010	$152,866	$56,295	$209,161

During the third quarter of 2010, based on a combination of factors, including the continued economic uncertainty that remained in the United States and global economies and revisions to forecasted operating results, the Company believed that there were sufficient indicators that would require it to perform an interim goodwill and long-lived asset impairment analysis. The Company’s valuation of all of its reporting units was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the present value of expected future cash flows of each reporting unit. The Company performed a market approach analysis in order to support the reasonableness of the fair value determined under the income approach. The Company’s current year analysis utilized a higher discount rate applied to lower estimated future cash flows compared to its prior year analysis and reflects increased borrowing rates and equity risk premiums implied by current market conditions. The Company determined that the fair value of its remaining reporting units, other than PSG, were not below their carrying amounts, including goodwill. Thus, no further analysis was performed on those reporting units. However, since the fair value of its PSG reporting unit was determined to be below its carrying amounts including goodwill, the Company performed additional fair value measurement calculations to determine total impairment. As part of its valuation to determine the total impairment charge, the Company also estimated the fair value of significant tangible and intangible long-lived assets of its PSG reporting unit, which is a part of the Company’s commercial printing segment. These tangible and intangible long-lived assets were valued using appropriate valuation techniques for assets of their nature, such as the relief-from-royalty and income approaches.

As a result of its goodwill and long-lived asset impairment analysis, the Company recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related customer relationships in its PSG reporting unit, which is a part of the Company’s commercial printing segment. The Company finalized the analysis on its PSG reporting unit during the fourth quarter of 2010 and determined no further modification to previously recognized charges was necessary. The Company believes that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

	2010					2009
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	13	$179,722	$(27,234)	$(48,308)	$104,180	$172,205	$(38,394)	$133,811
Trademarks and tradenames	22	25,261	—	(5,934)	19,327	21,011	(4,986)	16,025
Patents	3	3,028	—	(2,292)	736	3,028	(2,023)	1,005
Non-compete agreements	2	1,616	—	(1,444)	172	2,456	(1,958)	498
Other	8	802	—	(293)	509	802	(223)	579
		210,429	(27,234)	(58,271)	124,924	199,502	(47,584)	151,918

Intangible assets with indefinite lives:
Trademarks		143,500	(22,000)	—	121,500	143,500	—	143,500
Total		$353,929	$(49,234)	$(58,271)	$246,424	$343,002	$(47,584)	$295,418

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2011	$10,955
2012	10,872
2013	10,636
2014	10,395
2015	10,308

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Other Current Liabilities

Other current liabilities are as follows (in thousands):

	2010	2009
Accrued interest expense	$25,089	$12,884
Accrued customer rebates	21,065	15,613
Restructuring liabilities	6,786	10,308
Other accrued liabilities	45,531	59,274
	$98,471	$98,079

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	2010	2009
Revolving credit facility, due 2012	$—	$22,500
Revolving credit facility, due 2014	—	—
Term Loans, due 2013	—	683,306
7⅞% senior subordinated notes, due 2013	296,270	296,270
8⅜% senior subordinated notes, due 2014 ($32.2 million outstanding principal amount as of the years ended 2010 and 2009)	32,610	32,715
Term Loan B, due 2016 ($380.0 million outstanding principal amount as of the year ended 2010)	376,200	—
10½% senior notes, due 2016	170,000	170,000
8⅞% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of the year ended 2010)	397,432	—
Other debt including capital leases	21,491	29,126
	1,294,003	1,233,917
Less current maturities	(10,098)	(15,057)
Long-term debt	$1,283,905	$1,218,860

The estimated fair value of the Company’s long-term debt was approximately $1.3 billion and $1.2 billion as of the years ended 2010 and 2009, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of interest rates on financing options available to the Company with similar terms and maturities. Interest expense in 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.7%, compared to the average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.7% in 2009. Cash interest payments on long-term debt were $102.7 million, $103.7 million and $100.5 million in 2010, 2009 and 2008, respectively.

2010 Credit Facilities and Debt Compliance

On December 21, 2010, the Company entered into a new senior secured credit facility, the 2010 Credit Facilities, consisting of the $150.0 million 2010 Revolving Credit Facility and $380.0 million Term Loan B. The proceeds of the 2010 Credit Facilities were used to refinance the Company’s existing Amended Credit Facilities. The 2010 Credit Facilities extended the maturity of approximately one quarter of the Company’s total debt and enhanced its liquidity by extending the maturity of the 2006 Revolving Credit Facility. Proceeds from the 2010 Credit Facilities together with available cash were used to repay the outstanding Term Loans accrued interest thereon and to pay certain fees and expenses incurred related to the 2010 Credit Facilities. The Term Loan B was issued at a discount of $3.8 million, of which substantially all remains unamortized as of the year ended 2010.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

Borrowing rates under the 2010 Credit Facilities are selected at the Company’s option at the time of each borrowing and are generally based on London Interbank Offered Rate (“LIBOR”) or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan B, LIBOR based borrowings will not have an interest rate of less than 1.50% per annum plus an applicable margin of 4.75% per annum, and prime rate borrowings will not have an interest rate of less than 2.50% per annum plus an applicable margin of 3.75% per annum. The Company also pays a commitment fee on unused revolving loan commitments of 0.75% per annum. All revolving loans mature on December 21, 2014 and the Term Loan B amortizes in quarterly installments equal to 1% per year, commencing March 21, 2011, with the remaining principal amounts due at maturity on December 21, 2016, in each case subject to certain conditions that could result in an earlier maturity.

The 2010 Credit Facilities contain certain restrictions that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. The 2010 Credit Facilities also contain customary financial covenants, including a maximum Consolidated Leverage Covenant, a maximum Consolidated First Lien Leverage Covenant and a minimum Consolidated Interest Coverage Covenant. All three of these financial covenants were reset as a result of the 2010 Credit Facilities. The Consolidated Leverage Covenant threshold, with which the Company must be in pro forma compliance at all times, now requires the Company to not exceed 6.50:1.00 at any time during fiscal year 2011, then steps down in 0.25 increments beginning in the second quarter of 2012 until we reach 5.50:1.00 during fiscal year 2014 and remains at that level for the remainder of the term.  The Consolidated First Lien Leverage Covenant now requires the Company to not exceed 2.50:1.00 through the second quarter of 2012, then steps down to 2.25:1.00 and remains at that level for the remainder of the term.  The Consolidated Interest Coverage Covenant now requires the Company to not be less than 1.50:1.00 through the fourth quarter of 2011, then steps up incrementally, reaching 1.75:1.00 in 2013 and remains at that level for the remainder of the term.

The obligations under the 2010 Credit Facilities are guaranteed by the Company and each existing and future direct and indirect domestic subsidiary of the Company. The 2010 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of the Company and its domestic subsidiaries.  As the 2010 Credit Facilities have senior secured and first priority lien position in the Company’s capital structure and the most restrictive covenants, then provided the Company is in compliance with the 2010 Credit Facilities, the Company would also be in compliance, in most circumstances, with the Company’s incurrence tests within all of the Company’s indentures.

Any default under the 2010 Credit Facilities would prevent the Company from borrowing additional amounts and could cause the indebtedness outstanding under the 2010 Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness the Company may then have, to become immediately due and payable.

As of the year ended 2010, we were in compliance with all debt agreement covenants.

In connection with the issuance of the 2010 Credit Facilities, the Company incurred a loss on early extinguishment of debt of $7.0 million, of which $4.8 million relates to fees paid to consenting lenders and $2.2 million relates to the write-off of previously unamortized debt issuance costs. In addition, the Company capitalized $5.3 million, of which $3.4 million relates to fees paid to consenting lenders and $1.9 million relates to expenses, both of which are being amortized over the remaining life of the 2010 Credit Facilities.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

8⅞% Notes Issuance and 2010 Refinancing

On February 5, 2010, the Company issued $400 million of 8⅞% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933.  The 8⅞% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.6 million remains unamortized as of the year ended 2010. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s Term Loans and $88.0 million outstanding under the 2006 Revolving Credit Facility.

The 8⅞% Notes were issued pursuant to an indenture among Cenveo, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among Cenveo, Inc., certain subsidiary guarantors, Bank of America, N.A., as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8⅞% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8⅞% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8⅞% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secure the Amended Credit Facilities, and on a senior unsecured basis by substantially all of the Canadian subsidiaries. As such the 8⅞% Notes rank pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company can redeem the 8⅞% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. The Company may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8⅞% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8⅞% Notes contain covenants, representations, and warranties substantially similar to the Company’s 10½% Notes, including a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill its registration rights obligations, on April 28, 2010, the Company launched a registered exchange offer (“Exchange Offer”) to exchange any and all of its outstanding unregistered 8⅞% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8⅞% Notes were exchanged for registered 8⅞% Notes.

In connection with the 2010 Refinancing, the Company incurred a loss on early extinguishment of debt of $2.6 million, of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders. In addition, the Company capitalized $2.1 million of which $1.5 million relates to amendment expenses and $0.6 million relates to fees paid to consenting lenders, both of which will be amortized over the remaining life of the Amended Credit Facilities. In connection with the issuance of the 8⅞% Notes, the Company capitalized $9.4 million of which $7.6 million relates to fees paid to consenting lenders and $1.8 million relates to offering expenses, all of which will be amortized over the eight year life of the 8⅞% Notes.

10½% Notes

On June 13, 2008, the Company issued the 10½% Notes upon the conversion of the Company’s Senior Unsecured Loan.  The 10½% Notes were then sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933. The Company did not receive any net proceeds as a result of this transaction. The 10½% Notes pay interest semi-annually on February 15 and August 15, and have no required principal payments prior to their maturity on August 15, 2016. The Company can redeem the 10½% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105¼%, plus accrued and unpaid interest.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

Upon the issuance of the 10½% Notes and the conversion of the Senior Unsecured Loan, the Company incurred a loss on early extinguishment of debt of $4.2 million on the write-off of unamortized debt issuance costs. The Company capitalized debt issuance costs of approximately $5.3 million, which are being amortized over the life of the 10½% Notes.

In 2009, the Company purchased in the open market approximately $5.0 million of its 10½% Notes and retired them for $3.3 million plus accrued and unpaid interest.  In connection with the retirement of these 10½% Notes, the Company recorded a gain on early extinguishment of debt of $1.6 million, which included $0.1 million of unamortized deferred costs. These open market purchases were made within permitted restricted payment limits under the Company debt agreements.

8⅜% Notes

On March 7, 2007, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”), the Company assumed the 8⅜% senior subordinated notes, due 2014 (“8⅜% Notes”), which pay interest semi-annually on June 15 and December 15, and require no principal payments prior to maturity on June 15, 2014. Also in connection with the acquisition, the Company recorded a $2.8 million increase to the value of the 8⅜% Notes to record them at their fair value, which fair value increase is being amortized over the life of the 8⅜% Notes.

In 2009, the Company purchased in the open market approximately $40.1 million of its 8⅜% Notes and retired them for $23.0 million plus accrued and unpaid interest.  In connection with the retirement of these 8⅜% Notes, the Company recorded a gain on early extinguishment of debt of $17.6 million, which included the write off of $0.6 million of above noted fair value increase to the 8⅜% Notes and $0.1 million of fees. In 2008, the Company purchased in the open market approximately $31.8 million of its 8⅜% Notes and retired them for $19.6 million plus accrued and unpaid interest.  In connection with the retirement of these 8⅜% Notes, the Company recorded a gain on early extinguishment of debt of $12.6 million, which included the write off of $0.5 million of above noted fair value increase to the 8⅜% Notes and $0.1 million of fees. These open market purchases were made within permitted restricted payment limits under the Company debt agreements.

7⅞% Notes

In 2004, the Company issued $320.0 million of the 7⅞% senior subordinated notes due 2013 (“7⅞% Notes”), with semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to the maturity on December 1, 2013. The Company may redeem these notes, in whole or in part, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.

In 2009, the Company purchased in the open market approximately $7.1 million of its 7⅞% Notes and retired them for $4.3 million plus accrued and unpaid interest.  In connection with the retirement of these 7⅞% Notes, the Company recorded a gain on early extinguishment of debt of $2.8 million, which included the write off of $0.1 million of unamortized debt issuance costs. In 2008, the Company purchased in the open market approximately $16.6 million of its 7⅞% Notes and retired them for $10.6 million plus accrued and unpaid interest.  In connection with the retirement of these 7⅞% Notes, the Company recorded a gain on early extinguishment of debt of $5.8 million, which included the write off of $0.2 million of unamortized debt issuance costs.  These open market purchases were made within permitted restricted payment limits under the Company debt agreements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

Other Debt

Other debt as of the year ended 2010 primarily consisted of equipment loans. Of this debt, $17.1 million had an average fixed interest rate of 4.7% while $4.4 million had variable interest rates with an average interest rate of 0.9%.

The aggregate annual maturities for long-term debt are as follows (in thousands):

2011	$10,098
2012	8,704
2013	304,875
2014	39,696
2015	5,502
Thereafter	931,007
$1,299,882

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (Continued)

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As of the years ended 2010 and 2009, the Company had $200.0 million and $500.0 million, respectively, of such interest rate swaps.  During 2010, the Company redeemed or early terminated $300.0 million notional amount of interest rate swaps.  As of the year ended 2010, the Company has $200.0 million of de-designated interest rate swap agreements that have not yet been terminated, of which $125.0 million of these interest rate swaps will mature in the first quarter of 2011 with the remaining $75.0 million maturing in the second quarter of 2011; however, the Company may terminate them at any time prior to their scheduled maturity date. Any ineffectiveness, as a result of these de-designations, will be marked-to-market through interest expense, net in the consolidated statement of operations. The fair value of these de-designated swaps currently recorded in accumulated other comprehensive loss in the consolidated balance sheets are being amortized to interest expense, net in the consolidated statement of operations over the remaining life of each respective interest rate swap agreement. For the year ended 2010, income from ineffectiveness of $1.4 million and expense of $1.9 million, respectively, relating to the amortization from accumulated other comprehensive loss (Note 14) and was recorded in interest expense, net in the consolidated statement of operations.

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

	2010	2009

Current Liabilities:
Interest Rate Swaps (ineffective)	$2,222	$—
Interest Rate Swaps	—	9,044
Long-Term Liabilities:
Interest Rate Swaps	—	7,875

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Fair Value Measurement

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its interest rate swap contracts (Note 7) and its pension and other postretirement plan assets (Note 12) at fair value. The table below presents carrying value and fair value of these assets and liabilities of the Company as of the years ended 2010 and 2009 (in thousands):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$49,756	$49,756	$10,796	$10,796
Accounts receivable, net	263,364	263,364	268,563	268,563
Current maturities of long-term debt	10,098	10,098	15,057	15,057
Accounts payable	166,468	166,468	183,940	183,940

The Company is required, on a non-recurring basis, to adjust the carrying value of its long-lived assets held (Note 4), goodwill and other intangible assets (Note 5) and deferred tax assets (Note 9). These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. The Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

9. Income Taxes

Income Tax Expense

Income (loss) from continuing operations before income taxes was as follows for the years ended (in thousands):

	2010	2009	2008
Domestic	$(245,682)	$(61,391)	$(315,140)
Foreign	8,966	5,801	(448)
	$(236,716)	$(55,590)	$(315,588)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

Income tax expense (benefit) on income (loss) from continuing operations consisted of the following for the years ended (in thousands):

	2010	2009	2008
Current tax expense (benefit):
Federal	$152	$(1,815)	$2,011
Foreign	1,655	2,276	960
State	178	1,359	2,704
	1,985	1,820	5,675
Deferred expense (benefit):
Federal	(40,122)	(14,643)	(13,889)
Foreign	(278)	313	(1,603)
State	(9,246)	(3,243)	(8,795)
	(49,646)	(17,573)	(24,287)
Income tax expense (benefit)	$(47,661)	$(15,753)	$(18,612)

A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company’s actual income tax expense (benefit) is summarized as follows for the years ended (in thousands):

	2010	2009	2008

Expected tax expense (benefit) at federal statutory income tax rate	$(82,851)	$(19,456)	$(110,456)
State and local income tax expense (benefit)	(5,121)	(1,230)	(1,302)
Change in valuation allowance	(352)	356	(1,298)
Change in contingency reserves	(3,810)	265	(4)
Non-U.S. tax rate differences	(1,762)	560	(486)
Non-deductible goodwill	41,522	—	90,990
Non-deductible expenses	3,245	4,516	2,883
Other	1,468	(764)	1,061
Income tax expense (benefit)	$(47,661)	$(15,753)	$(18,612)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

Deferred Income Taxes

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

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$101,050	$89,263
Compensation and benefit related accruals	53,278	55,774
Foreign tax credit carryforwards	16,661	16,661
Alternative minimum tax credit carryforwards	9,046	10,644
Accounts receivable	2,884	3,006
Restructuring accruals	12,626	9,699
Accrued tax and interest	1,357	5,014
Other	11,874	16,544
Valuation allowance	(24,110)	(24,461)
Total deferred tax assets	184,666	182,144

Deferred tax liabilities:
Property, plant and equipment	(54,624)	(62,126)
Goodwill and other intangible assets	(74,729)	(96,644)
Inventory	1,639	365
Other	(8,805)	(6,943)
Total deferred tax liabilities	(136,519)	(165,348)
Net deferred tax asset	$48,147	$16,796

The net deferred tax asset (liability) included the following (in thousands):

	2010	2009

Current deferred tax asset (included in prepaid and other current assets)	$26,201	$21,800
Long-term deferred tax asset (liability) (included in other assets, net or other liabilities)	21,946	(5,004)
Total	$48,147	$16,796

The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $101.0 million as of the year ended 2010. Federal net operating loss carryforwards of $251.3 million will expire in 2024 through 2030, foreign tax credit carryforwards of $16.7 million will expire in 2012 through 2015 and alternative minimum tax credit carryforwards of $9.0 million do not have an expiration date.

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance. As a result, in the fourth quarter of 2010 and 2009, we reduced our valuation allowance by approximately $0.4 million, primarily due to the release of valuation allowance against state net operating loss carryforwards, and by approximately $12.5 million, respectively, primarily due to the release of valuation allowance against goodwill in connection with the acquisition of Nashua.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

The remaining portion of the Company’s valuation allowance as of the year ended 2010 will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the remaining deferred tax assets will be realized. The Company believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including its operating results and forecast of future taxable income, on a jurisdiction by jurisdiction basis. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Uncertain Tax Positions

The Company accounts for uncertain tax positions by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return and did not record an adjustment to its liability for unrecognized income tax benefits or retained deficit upon the adoption of its accounting treatment for uncertain tax positions. During the years ended 2010 and 2009, the Company reduced its liability for uncertain tax positions by $10.7 million and $12.1 million, respectively, net of deferred tax assets of $3.9 million and $2.6 million, respectively, as a result of the expiration of certain statutes of limitations. As a result, in 2010 and 2009, income tax benefits of $2.8 million and $9.5 million, respectively, are included in income from discontinued operations, net of taxes, in the statement of operations. In addition in 2010, an income tax benefit of $4.0 million is included in income tax (benefit) expense in the statement of operations, as a result of these expirations. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months. The balance of the Company’s remaining unrecognized tax benefits as of the year ended 2010 includes $2.2 million of tax benefits that, if recognized would affect the effective tax rate, which is included in other liabilities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued interest of $0.3 million during 2010 and, in total, as of the year ended 2010, has recognized no liability for penalties and a liability of $1.5 million for interest.

The Company’s unrecognized tax benefit activity for the years ended 2008, 2009 and 2010 was as follows (in thousands):

Unrecognized tax benefit – As of year end 2007	$18,031
Gross increases - tax positions in prior period	308
Gross decreases - tax positions in prior period	(1,162)
Unrecognized tax benefit – As of year end 2008	17,177
Gross increases - tax positions in prior period	203
Gross decreases – expiration of applicable statute of limitations	(7,798)
Unrecognized tax benefit – As of year end 2009	9,582
Gross decreases - tax positions in prior period	(40)
Gross decreases – expiration of applicable statute of limitations	(7,316)
Unrecognized tax benefit – As of year end 2010	$2,226

The Internal Revenue Service (“IRS”) has examined the Company’s federal income tax returns through 2008. The Company’s federal income tax returns for tax years after 2004 through 2006 remain subject to examination by the IRS due to a federal net operating loss generated in those years. Although the IRS has audited the Company’s tax returns for 2007 and 2008, those returns remain subject to examination under the statute of limitations. However, a re-examination of the 2007 and 2008 tax returns is not likely. The various states in which the Company is subject to income tax are generally open for the tax years after 2005. In Canada, the Company remains subject to audit for tax years after 2002. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

Current Taxes and Cash Taxes

As of the years ended 2010 and 2009, the Company had income taxes payable of $1.2 million included in other current liabilities and income taxes receivable of $1.2 million included in prepaid and other current assets, respectively. Net cash payments (refunds) for income taxes were $(3.0) million in 2010, $1.5 million in 2009 and $1.6 million in 2008.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges

Cost Savings, Restructuring and Integration Plans

The Company has three active and two residual cost savings, restructuring and integration plans: (i) the plans related to the integration of the Nashua and Glyph acquisitions and the 2009 Cost Savings and Restructuring Plan; and (ii) the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan. As a result of these cost savings actions, over the last five years the Company has closed or consolidated a significant amount of manufacturing facilities including, three manufacturing facilities in 2010, and has had a significant number of headcount reductions, including approximately 800 employees in 2010.

Acquisition Integration Plans

Upon the acquisition of Nashua, the Company developed and implemented its plan to integrate Nashua into its existing operations. Since the acquisition date, activities related to Nashua have included the closure and consolidation of two manufacturing facilities into existing operations, elimination of duplicative headcount and public company costs. Upon the acquisition of Glyph, the Company developed and implemented its plan to integrate Glyph into its existing operations. In 2010, these activities have included the elimination of duplicative headcount and the closure of a sales office.

2009 Cost Savings and Restructuring Plan

In 2009, the Company developed and implemented a cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the economic downturn. As part of this plan, the Company continued to implement cost savings initiatives throughout its operations, closed and consolidated manufacturing facilities into existing operations and reduced headcount. The cumulative total costs incurred through the year ended 2010 related to this plan for envelopes, forms and labels, commercial printing and corporate were approximately $22.6 million, $70.9 million and $4.3 million, respectively. The Company completed this plan in 2010 and does not anticipate any significant future expenses, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

2007 Cost Savings and Integration Plan

In 2007, the Company formulated its cost savings and integration plan related to acquisitions that took place that year. As part of this plan, the Company closed and consolidated manufacturing facilities into existing or acquired operations and reduced headcount. The cumulative total costs incurred through the year ended 2010 related to this plan for envelopes, forms and labels, commercial printing and corporate were approximately $14.8 million, $32.3 million and $0.5 million, respectively. The Company completed the implementation of this plan in 2008 and does not anticipate any significant future expenses, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

2005 Cost Savings and Restructuring Plan

In 2005, as a result of a new senior management team, the Company formulated its 2005 cost savings and restructuring plan, which included consolidating purchasing activities and manufacturing platform, reducing corporate and field human resources, streamlining information technology infrastructure and eliminating discretionary spending. As part of this plan, the Company, closed and consolidated manufacturing facilities into existing operations and reduced headcount. The cumulative total costs incurred through the year ended 2010 related to this plan for envelopes, forms and labels, commercial printing and corporate were approximately $33.9 million, $74.3 million and $30.8 million, respectively. The Company completed the implementation of this plan in 2006 and does not anticipate any significant future expenses, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

Goodwill and Other Long-Lived Asset Impairments

2010

In the third quarter of 2010, the Company recorded non-cash, impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships in its PSG reporting unit.

2008

In the fourth quarter of 2008, the Company recorded non-cash impairment charges of goodwill of $204.4 million and $168.4 million related to its commercial print and envelope reporting units, respectively.

Other Charges

In connection with the internal review conducted by outside counsel under the direction of the Company’s audit committee in the first quarter of 2008, the Company incurred a non-recurring charge in 2008 of approximately $6.6 million for professional fees.

The following tables present the details of the expenses recognized as a result of these plans.

2010 Activity

Restructuring and impairment charges for the year ended 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$3,515	$64	$191	$278	$2,326	$573	$6,947
2007 Plan	—	—	—	53	—	69	122
2005 Plan	—	—	—	(73)	77	83	87
Acquisition Integration Plans	1,451	1,830	721	197	—	708	4,907
Total Envelopes, Forms and Labels	4,966	1,894	912	455	2,403	1,433	12,063

Commercial Printing
2009 Plan	4,432	3,008	2,216	6,298	6,315	4,578	26,847
2007 Plan	—	1,108	—	39	74	487	1,708
2005 Plan	—	(165)	—	622	—	369	826
Acquisition Integration Plans	78	—	—	164	—	—	242
Subtotal	4,510	3,951	2,216	7,123	6,389	5,434	29,623
Asset Impairments	—	181,419	—	—	—	—	181,419
Total Commercial Printing	4,510	185,370	2,216	7,123	6,389	5,434	211,042

Corporate
2009 Plan	1,780	—	—	352	—	500	2,632
2007 Plan	—	—	—	—	—	4	4
2005 Plan	—	—	—	299	—	110	409
Total Corporate	1,780	—	—	651	—	614	3,045
Total Restructuring and Impairment Charges	$11,256	$187,264	$3,128	$8,229	$8,792	$7,481	$226,150

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

2009 Activity

Restructuring and impairment charges for the year ended 2009 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$5,505	$2,944	$1,863	$3,126	$—	$2,196	$15,634
2007 Plan	122	67	—	140	—	182	511
2005 Plan	—	—	—	(203)	—	279	76
Acquisition Integration Plans	710	35	211	159	—	69	1,184
Total Envelopes, Forms and Labels	6,337	3,046	2,074	3,222	—	2,726	17,405

Commercial Printing
2009 Plan	12,842	11,077	3,427	1,687	11,303	3,728	44,064
2007 Plan	87	981	59	(51)	2,133	698	3,907
2005 Plan	—	18	14	419	—	322	773
Total Commercial Printing	12,929	12,076	3,500	2,055	13,436	4,748	48,744

Corporate
2009 Plan	1,156	143	—	210	—	184	1,693
2007 Plan	29	—	—	3	—	67	99
2005 Plan	—	—	—	93	—	—	93
Total Corporate	1,185	143	—	306	—	251	1,885
Total Restructuring and Impairment Charges	$20,451	$15,265	$5,574	$5,583	$13,436	$7,725	$68,034

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

2008 Activity

Restructuring and impairment charges for the year ended 2008 were as follows (in thousands):

		Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
	2007 Plan	$2 ,739	$1,130	$324	$665	$—	$562	$5,420
	2005 Plan	36	—	—	(93)	—	386	329
Subtotal		2,775	1,130	324	572	—	948	5,749
	Asset Impairments	—	168,429	—	—	—	—	168,429
Total Envelopes, Forms and Lables		2,775	169,559	324	572	—	948	174,178

Commercial Printing
	2007 Plan	5,961	1,421	658	1,591	(236)	1,671	11,066
	2005 Plan	132	(226)	520	492	—	1,192	2,110
Subtotal		6,093	1,195	1,178	2,083	(236)	2,863	13,176
	Asset Impairments	—	204,392	—	—	—	—	204,392
Total Commercial Printing		6,093	205,587	1,178	2,083	(236)	2,863	217,568

Corporate
	2007 Plan	290	—	—	63	—	51	404
	2005 Plan	35	—	—	218	—	25	278
Subtotal		325	—	—	281	—	76	682
	Other Charges	—	—	—	—	—	6,638	6,638
Total Corporate		325	—	—	281	—	6,714	7,320
Total Restructuring, Impairment and Other Charges		$9,193	$375,146	$1,502	$2,936	$(236)	$10,525	$399,066

A summary of the activity related to the restructuring liabilities for the restructuring, acquisition and integration plans was as follows (in thousands):

2009 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance as of year end 2008	$—	$—	$—	$—	$—
Accruals, net	5,023	19,503	11,303	6,108	41,937
Payments	(2,799)	(16,100)	—	(5,968)	(24,867)
Balance as of year end 2009	2,224	3,403	11,303	140	17,070
Accruals, net	6,928	9,727	8,641	5,651	30,947
Payments	(4,755)	(11,797)	(432)	(5,791)	(22,775)
Balance as of year end 2010	$4,397	$1,333	$19,512	$—	$25,242

2007 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance as of year end 2008	$3,589	$1,975	$1,800	$—	$7,364
Accruals, net	92	238	2,133	947	3,410
Payments	(2,040)	(2,212)	(777)	(947)	(5,976)
Balance as of year end 2009	1,641	1	3,156	—	4,798
Accruals, net	92	—	74	560	726
Payments	(620)	(1)	—	(560)	(1,181)
Balance as of year end 2010	$1,113	$—	$3,230	$—	$4,343

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Restructuring, Impairment and Other Charges (Continued)

2005 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance as of year end 2008	$3,877	$—	$208	$—	$4,085
Accruals, net	309	—	—	601	910
Payments	(2,508)	—	(120)	(601)	(3,229)
Balance as of year end 2009	1,678	—	88	—	1,766
Accruals, net	848	—	77	562	1,487
Payments	(1,567)	—	(119)	(562)	(2,248)
Balance as of year end 2010	$959	$—	$46	$—	$1,005

Acquisition Integration Plans	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up and Other Expenses	Total
Balance as of year end 2008	$2,264	$—	$—	$—	$2,264
Accruals, net	159	710	—	69	938
Assumed in acquisition	877	123	—	—	1,000
Payments	(509)	(301)	—	(69)	(879)
Balance as of year end 2009	2,791	532	—	—	3,323
Accruals, net	361	1,529	—	708	2,598
Payments	(1,509)	(1,834)	—	(708)	(4,051)
Balance as of year end 2010	$1,643	$227	$—	$—	$1,870

11. Stock-Based Compensation

The Company’s 2007 Long-Term Equity Incentive Plan, as amended and approved in May 2008 (the “2007 Plan”) authorizes the issuance of up to 4,500,000 shares of the Company’s common stock. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by 99,600 shares as of the year ended 2010.

The Company’s outstanding unvested stock options have maximum contractual terms of up to six years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted share units (“RSUs”) principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or the exercise of other equity awards. The Company’s outstanding restricted shares were assumed in connection with its acquisition of Nashua and are set to expire with the next twelve months. The Company has no outstanding stock appreciation rights.

The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and RSUs, based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period for each separately vesting portion of the award, net of estimated forfeitures. The Black-Scholes model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of parameters, such as stock price volatility that must be estimated from historical data. The Company’s stock option awards to employees have characteristics significantly different from those of traded options and parameter estimation methodologies can materially affect fair value estimates.

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations was $10.9 million, $14.3 million and $18.1 million for the years ended 2010, 2009 and 2008, respectively. Income tax benefit related to the Company’s stock-based compensation expense was $2.1 million, $2.2 million and $5.7 million for the years ended 2010, 2009 and 2008, respectively.

As of the year ended 2010, there was approximately $15.6 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.7 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

Stock Options

A summary of the Company’s outstanding stock options as of and for the years ended 2010, 2009 and 2008 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding as of the year ended 2007	3,849,980	$15.14	4.8	$13,661
Granted	—	—
Exercised	(209,880)	8.93		$516
Forfeited	(718,125)	17.04
Outstanding as of the year ended 2008	2,921,975	$15.12	3.9	$32
Granted	1,315,328 (b)	4.27
Exercised	(106,452)	3.82		$421
Forfeited	(213,000)	16.13
Outstanding as of the year ended 2009	3,917,851	$11.73	3.7	$5,513
Granted	660,000	7.02
Exercised	(179,773)	4.73		$418
Forfeited	(592,854)	15.23
Outstanding as of the year ended 2010	3,805,224	$10.70	3.1	$1,075

Exercisable as of the year ended 2008	1,678,225	$13.76	3.9	$32
Exercisable as of the year ended 2009	2,288,226	$13.81	2.8	$437
Exercisable as of the year ended 2010	2,371,974	$13.27	2.2	$334

________________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of the years ended 2010, 2009 and 2008 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

(b)	Includes 176,328 stock options assumed in connection with the acquisition of Nashua.

The weighted-average grant date fair value of stock options granted in 2010 and 2009, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions are as follows:

	2010	2009
Weighted average fair value of option grants during the year	$2.77	$1.68
Assumptions:
Expected option life in years	4.25	4.25
Risk-free interest rate	1.61%	2.09%
Expected volatility	47.3%	46.0%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate represents the United States Treasury Bond constant maturity yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding, based on the mid-point between the vesting date and contractual expiration date of the option. The expected volatility is based on the historical market price volatility of the Company’s common stock for the expected term of the options, adjusted for expected mean reversion.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

Restricted Shares and RSUs

A summary of the Company’s non-vested restricted shares and RSUs as of and for the three years ended 2010, 2009 and 2008 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested as of the year ended 2007	100,000	$9.52	1,132,150	$18.36
Granted	—	—	1,930,410	9.77
Vested	(50,000)	9.52	(395,600)	18.19
Forfeited	—	—	(136,171)	17.59
Unvested as of the year ended 2008	50,000	$9.52	2,530,789	$11.95
Granted	171,144 (a)	6.53	562,960	4.22
Vested	(50,000)	9.52	(1,136,715)	11.89
Forfeited	(10,000)	6.53	(60,449)	9.59
Unvested as of the year ended 2009	161,144	$6.53	1,896,585	$9.72
Granted	—	—	756,924	7.02
Vested	(1,447)	6.53	(904,710)	10.48
Forfeited	(134,397)	6.53	(28,125)	9.49
Unvested as of the year ended 2010	25,300	$6.53	1,720,674	$8.13
________________________
(a)	Represents restricted shares that were granted in connection with the acquisition of Nashua.

The total fair value of RSUs which vested during 2010 was $5.6 million as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2009 was $0.3 million and $5.8 million, respectively, as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2008 was $0.5 million and $3.8 million, respectively, as of the respective vesting dates.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans

Pension Plans. The Company currently has two defined benefit pension plans for certain of its employees in the United States. One of the Company’s defined benefit plans includes the benefit obligations and plan assets that were assumed in its acquisitions of Nashua and Cadmus. The benefit obligations and plan assets that were acquired in connection with these two acquisitions have been merged into a single defined benefit plan. The defined benefit plans provide benefit payments using formulas based on an employees compensation and length of service, or stated amounts for each year of service. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. Most of the employee benefits under the Company’s defined benefit plans are frozen, either by the Company or by one of the predecessor companies.

Supplemental Executive Retirement Plans. The Company has various supplemental executive retirement plans (“SERP”), which provide benefits to certain former directors and executives. Two of these plans were assumed in our acquisitions of Nashua and Cadmus. For accounting purposes, these plans are unfunded, however, one plan has annuities that cover a portion of the liability to the participants in its plan and the income from the annuities offsets a portion of the cost of the plan. These annuities are included in other assets, net in the consolidated balance sheets.

Other Postretirement Plans.  The Company has various other-postretirement benefit plans (“OPEB”), primarily focused on postretirement healthcare, such as medical insurance and life insurance and related benefits for certain of its former employees and, in some instances, theirs spouses. Benefits, eligibility and cost-sharing provisions vary by plan documents or union collective bargaining arrangements.

Savings Plan. The Company sponsors a defined contribution plan to provide substantially all United States salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2010, 2009 and 2008, the Company matched only certain union employee’s voluntary contributions and contributions required under the collective bargaining agreements assumed with certain acquisitions. Company contributions to the plan were less than $0.1 million in 2010, 2009 and 2008. Employees participating in the plan held 2,197,646 shares of the Company’s common stock as of the year ended 2010.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

Funded Status and Net Periodic Cost. The following table provides a reconciliation of the changes in the Company’s pension, SERP and OPEB plans benefit obligations and fair value of assets for 2010 and 2009, a statement of the funded status as of the years ended 2010 and 2009, respectively, and the amounts recognized in the consolidated balance sheets as of the years ended 2010 and 2009 (in thousands).

	Pensions		SERPs		OPEBs
	2010	2009	2010	2009	2010	2009
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$262,366	$151,371	$18,965	$16,329	$2,847	$2,189
Projected benefit obligation assumed from acquisitions	—	102,724	—	2,908	—	341
Service cost	439	543	—	—	—	—
Interest cost	14,803	10,821	1,427	1,347	153	133
Actuarial (gain) loss	16,332	6,374	558	395	(65)	355
Benefits paid	(13,665)	(9,467)	(2,069)	(2,014)	(134)	(171)
Benefit obligation at end of year	$280,275	$262,366	$18,881	$18,965	$2,801	$2,847
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$183,433	$98,226	$—	$—	$—	$—
Fair value of plan assets assumed from acquisitions	—	69,412	—	—	—	—
Actual return on plan assets	24,466	20,668	—	—	—	—
Employer contributions	8,605	4,594	2,069	2,014	134	171
Benefits paid	(13,665)	(9,467)	(2,069)	(2,014)	(134)	(171)
Fair value of plan assets at end of year	202,839	183,433	—	—	—	—
Funded status at end of year	$(77,436)	$(78,933)	$(18,881)	$(18,965)	(2,801)	(2,847)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$38,698	$34,636	$1,789	$1,264	$41	$111
Prior service cost	2	10	—	—	(35)	(42)
Total	$38,700	$34,646	$1,789	$1,264	$6	$69
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$2,081	$2,129	$332	$367
Long-term liabilities	77,436	78,933	16,800	16,836	2,469	2,480
Total liabilities	$77,436	$78,933	$18,881	$18,965	$2,801	$2,847

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

The following table provides components of the net periodic cost for the pension, SERP and OPEB plans for the years ended 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Service cost	$439	$543	$480
Interest cost on projected benefit obligation	16,383	12,301	10,102
Expected return on plan assets	(14,478)	(9,251)	(10,624)
Net amortization and deferral	2	2	8
Recognized actuarial loss	2,304	2,383	221
Net periodic cost	$4,650	$5,978	$187

Interest cost on projected benefit obligation includes $1.6 million, $1.5 million and $1.1 million related to the Company’s SERP and OPEB plans in 2010, 2009 and 2008, respectively.

The assumptions used in computing the net periodic cost and the funded status were as follows:

	2010	2009	2008
Weighted average discount rate	5.25%	5.75%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The discount rate assumption used to determine the Company’s pension obligations as of the years ended 2010 and 2009 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of the years ended 2010 and 2009, respectively, using a single discount rate rounded to the nearest 0.25%.

The expected long-term rate of return on plan assets of 8.0% for the years ended 2010 and 2009 was based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension and SERP plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	2010	2009
Projected benefit obligation	$299,156	$281,331
Accumulated benefit obligation	298,751	280,463
Fair value of plan assets	202,839	183,433

The Company currently expects to contribute approximately $18.7 million to its pension plans and approximately $2.4 million to its SERP and OPEB plans in 2011.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2011 through 2015, and in the aggregate for the years 2016 through 2020, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2011	$14,436	$2,109	$340
2012	15,045	2,183	318
2013	15,504	2,239	296
2014	16,046	2,153	276
2015	16,410	2,116	256
2016 – 2020	89,280	7,184	1,032

Fair Value of Assets. The Company’s investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. Equity investments are diversified by including United States and non-United States stocks, growth stocks, value stocks and stocks of large and small companies. Fixed income securities are primarily United States governmental and corporate bonds, including mutual funds. Alternative investments are primarily private equity hedge funds and hedge fund-of-funds.

The fair values of the Company’s pension plan assets as of the years ended 2010 and 2009, by asset category are as follows (in thousands):

	2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,263	$—	$—	$6,263
Fixed Income	47,345	1,898	—	49,243
Equity	104,825	—	—	104,825
Alternative investments	—	—	37,422	37,422
Other	3,039	2,047	—	5,086
Total	$161,472	$3,945	$37,422	$202,839

	2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,492	$—	$—	$4,492
Fixed Income	39,562	1,815	—	41,377
Equity	96,778	—	—	96,778
Alternative investments	—	—	35,707	35,707
Other	2,938	2,141	—	5,079
Total	$143,770	$3,956	$35,707	$183,433

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets (in thousands):

Alternative Investments
Balance as of the year ended 2008	$16,314
Assumed in acquisition	17,083
Unrealized gains	2,628
Purchases, sales and settlements	(318)
Balance as of the year ended 2009	35,707
Purchases, sales and settlements	(1,422)
Unrealized gains	3,137
Balance as of the year ended 2010	$37,422

CENVEO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Retirement Plans (Continued)

The range of asset allocations and the target allocations for the pension and other post-retirement asset investments were as follows:

	2010	2009	Target
Equity securities	52-61%	46-61%	60-75%
Fixed income securities	25-34%	20-35%	25-35%
Alternative investments and other	5-23%	4-29%	0-10%

Multi-Employer Plans. Certain of the Company’s employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $2.4 million in 2010, $2.7 million in 2009 and $3.8 million in 2008. In 2010 and 2009, the Company recorded withdrawal liabilities of $8.8 million and $13.4 million, respectively, from exiting certain multi-employer pension plans in connection with its cost savings and restructuring plans.

13. Commitments and Contingencies

Leases. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2021. Certain leases include renewal and/or purchase options, which may be exercised by us. As of the year ended 2010, future minimum annual lease payments by year and in the aggregate under non-cancelable lease agreements with original terms of one year or more consisted of the following (in thousands):

2011	$23,306
2012	17,820
2013	14,456
2014	10,178
2015	8,162
Thereafter	15,588
Total	$89,510

Rent expense was $27.6 million, $33.4 million and $40.2 million in 2010, 2009 and 2008, respectively.

Environmental.  Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate range of outcomes cannot be predicted with certainty; therefore, the Company’s ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, the Company believes that Nashua’s remediation expense, if any, is not likely to have a material adverse effect on its consolidated financial position or results of operations. As of the years ended 2010 and 2009, the undiscounted liability relating to the Company’s environmental matters was $3.9 million, primarily the amount recorded on Nashua’s acquisition date, and is included in other liabilities.

Litigation. The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, the Company believes the outcome of these various proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Commitments and Contingencies (Continued)

Letters of Credit. As of the year ended 2010, the Company had outstanding letters of credit of approximately $21.3 million and a de minimis amount of surety bonds. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will be significant.

Tax Audits. The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):
	2010	2009
Currency translation adjustments	$6,540	$3,539
Unrealized loss on cash flow hedges, net of tax expense of $5,650 and $4,666 as of the years ended 2010 and 2009, respectively	(1,793)	(11,483)
Pension liability adjustments, net of tax (benefit) and expense of $1,718 and $2,704, respectively as of the years ended 2010 and 2009, respectively	(25,030)	(22,332)
Total accumulated other comprehensive loss	$(20,283)	$(30,276)

15. Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options and RSUs to issue common stock were exercised under the treasury stock method. For the years ended 2010, 2009 and 2008, the effect of approximately 5,087,770, 5,865,940 and 5,342,400 stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share.

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended (in thousands, except per share data):

	2010	2009	2008
Numerator for basic and diluted income (loss) per share:
Loss from continuing operations	$(189,055)	$(39,837)	$(296,976)
Income (loss) from discontinued operations, net of taxes	2,678	8,898	(1,051)
Net loss	$(186,377)	$(30,939)	$(298,027)
Denominator weighted average common shares outstanding:
Basic shares	62,382	56,787	53,904
Dilutive effect of equity awards	—	—	—
Diluted shares	62,382	56,787	53,904

Income (loss) per share – basic and diluted:
Continuing operations	$(3.03)	$(0.70)	$(5.51)
Discontinued operations	0.04	0.16	(0.02)
Net loss	$(2.99)	$(0.54)	$(5.53)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Segment Information (Continued)

Summarized financial information concerning the reportable segments is as follows for the years ended (in thousands):

	2010	2009	2008
Net sales:
Envelopes, Forms and Labels	$966,859	$819,399	$916,145
Commercial Printing	847,857	895,232	1,182,549
Total	$1,814,716	$1,714,631	$2,098,694
Operating income (loss):
Envelopes, Forms and Labels	$93,135	$77,200	$(40,979)
Commercial Printing	(159,176)	(6,397)	(136,828)
Corporate	(37,719)	(38,615)	(45,739)
Total	$(103,760)	$32,188	$(223,546)
Restructuring, impairment and other charges:
Envelopes, Forms and Labels	$12,063	$17,405	$174,178
Commercial Printing	211,042	48,744	217,568
Corporate	3,045	1,885	7,320
Total	$226,150	$68,034	$399,066
Significant non-cash charges:
Envelopes, Forms and Labels	$8,601	$4,011	$169,916
Commercial Printing	198,647	27,919	210,172
Corporate	1,622	274	1,950
Total	$208,870	$32,204	$382,038
Depreciation and intangible asset amortization:
Envelopes, Forms and Labels	$28,697	$24,561	$25,410
Commercial Printing	35,630	39,825	47,164
Corporate	2,469	2,017	1,435
Total	$66,796	$66,403	$74,009
Capital expenditures:
Envelopes, Forms and Labels	$2,341	$4,239	$7,181
Commercial Printing	13,020	18,150	39,819
Corporate	3,670	2,838	2,243
Total	$19,031	$25,227	$49,243
Net sales by product line:
Envelopes	$517,173	$517,512	$651,235
Commercial Printing and Packaging	591,554	600,294	815,388
Journals and Periodicals	255,536	293,891	365,490
Labels and Business Forms	450,453	302,934	266,581
Total	$1,814,716	$1,714,631	$2,098,694
Intercompany sales:
Envelopes, Forms and Labels to Commercial Printing	$4,789	$4,350	$6,415
Commercial Printing to Envelopes, Forms and Labels	6,553	1,865	3,655
Total	$11,342	$6,215	$10,070

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Segment Information (Continued)

Summarized financial information concerning the Company’s reportable segments is as follows as of the years ended (in thousands):

	2010	2009
Identifiable assets:
Envelopes, Forms and Labels	$665,079	$689,516
Commercial Printing	627,982	776,637
Corporate	104,669	59,620
Total	$1,397,730	$1,525,773

Geographic information is as follows for the years ended (in thousands):

	2010	2009	2008
Net sales:
U.S.	$1,712,019	$1,636,112	$2,014,412
Foreign	102,697	78,519	84,282
Total	$1,814,716	$1,714,631	$2,098,694

	2010	2009
Long-lived assets (property, plant and equipment, goodwill and intangible assets):
U.S.	$763,062	$980,452
Foreign	40,444	22,601
Total	$803,506	$1,003,053

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries

Cenveo is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7⅞% Notes, the 8⅞% Notes and, in connection with the acquisition of Cadmus in 2007, assumed Cadmus’ 8⅜% Notes (the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three years ended 2010, 2009 and 2008. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$46,882	$1,010	$1,864	$—	$49,756
Accounts receivable, net	—	104,071	154,340	4,953	—	263,364
Inventories	—	68,080	79,676	1,395	—	149,151
Notes receivable from subsidiaries	—	46,438	—	—	(46,438)	—
Prepaid and other current assets	—	52,088	9,580	4,467	—	66,135
Total current assets	—	317,559	244,606	12,679	(46,438)	528,406

Investment in subsidiaries	(341,331)	1,514,329	11,239	6,725	(1,190,962)	—
Property, plant and equipment, net	—	109,945	236,696	1,280	—	347,921
Goodwill	—	29,244	172,897	7,020	—	209,161
Other intangible assets, net	—	7,188	236,054	3,182	—	246,424
Other assets, net	—	104,781	(41,146)	2,183	—	65,818
Total assets	$(341,331)	$2,083,046	$860,346	$33,069	$(1,237,400)	$1,397,730

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,896	$6,202	$—	$—	$10,098
Accounts payable	—	82,974	82,713	781	—	166,468
Accrued compensation and related liabilities	—	17,385	12,915	372	—	30,672
Other current liabilities	—	71,158	25,015	2,298	—	98,471
Intercompany payable (receivable)	—	846,814	(848,968)	2,154	—	—
Notes payable to issuer	—	—	36,938	9,500	(46,438)	—
Total current liabilities	—	1,022,227	(685,185)	15,105	(46,438)	305,709

Long-term debt	—	1,268,816	15,089	—	—	1,283,905
Other liabilities	—	133,334	16,113	—	—	149,447
Shareholders’ (deficit) equity	(341,331)	(341,331)	1,514,329	17,964	(1,190,962)	(341,331)
Total liabilities and shareholders’ (deficit) equity	$(341,331)	$2,083,046	$860,346	$33,069	$(1,237,400)	$1,397,730

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$714,582	$1,073,796	$26,338	$—	$1,814,716
Cost of sales	—	595,739	855,003	17,873	—	1,468,615
Selling, general and administrative expenses	—	109,296	101,200	1,674	—	212,170
Amortization of intangible assets	—	421	10,852	268	—	11,541
Restructuring and impairment charges	—	25,415	200,735	—	—	226,150
Operating income (loss)	—	(16,289)	(93,994)	6,523	—	(103,760)
Interest expense, net	—	119,965	1,161	(89)	—	121,037
Intercompany interest expense (income)	—	(1,116)	990	126	—	—
(Gain) loss on early extinguishment of debt	—	9,592	—	—	—	9,592
Other (income) expense, net	—	1,137	923	267	—	2,327
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(145,867)	(97,068)	6,219	—	(236,716)
Income tax expense (benefit)	—	(24,566)	(23,488)	393	—	(47,661)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(121,301)	(73,580)	5,826	—	(189,055)
Equity in income of unconsolidated subsidiaries	(186,377)	(67,754)	5,826	—	248,305	—
Income (loss) from continuing operations	(186,377)	(189,055)	(67,754)	5,826	248,305	(189,055)
Income from discontinued operations, net of taxes	—	2,678	—	—	—	2,678
Net income (loss)	$(186,377)	$(186,377)	$(67,754)	$5,826	$248,305	$(186,377)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended 2010
 (in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,853	$(97,639)	$138,510	$6,862	$—	$58,586
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(27,373)	—	(13,172)	—	(40,545)
Capital expenditures	—	(10,257)	(8,774)	—	—	(19,031)
Proceeds from sale of property, plant and equipment	—	2,297	1,242	—	—	3,539
Intercompany note	—	(9,500)	—	—	9,500	—
Net cash (used in) provided by investing activities	—	(44,833)	(7,532)	(13,172)	9,500	(56,037)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior secured lien notes	—	397,204	—	—	—	397,204
Proceeds from issuance of Term Loan B	—	376,200	—	—	—	376,200
Proceeds from exercise of stock options	1,030	—	—	—	—	1,030
Repayment of Term Loans	—	(683,306)	—	—	—	(683,306)
Payment of refinancing fees and expenses and debt issuance costs	—	(23,154)	—	—	—	(23,154)
Repayment under revolving credit facility, net	—	(22,500)	—	—	—	(22,500)
Repayments of other long-term debt	—	(80)	(7,555)	—	—	(7,635)
Purchase and retirement of common stock upon vesting of RSUs	(1,597)	—	—	—	—	(1,597)
Intercompany note	—	—	—	9,500	(9,500)	—
Intercompany advances	(10,286)	136,019	(123,134)	(2,599)	—	—
Net cash provided by (used in) financing activities	(10,853)	180,383	(130,689)	6,901	(9,500)	36,242
Effect of exchange rate changes on cash and cash equivalents	—	—	(43)	212	—	169
Net increase in cash and cash equivalents	—	37,911	246	803	—	38,960
Cash and cash equivalents at beginning of year	—	8,971	764	1,061	—	10,796
Cash and cash equivalents at end of year	$—	$46,882	$1,010	$1,864	$—	$49,756

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended 2009
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$745,381	$949,974	$19,276	$—	$1,714,631
Cost of sales	—	629,246	753,096	12,436	—	1,394,778
Selling, general and administrative expenses	—	118,328	90,825	425	—	209,578
Amortization of intangible assets	—	425	9,628	—	—	10,053
Restructuring and impairment charges	—	43,651	24,383	—	—	68,034
Operating income (loss)	—	(46,269)	72,042	6,415	—	32,188
Interest expense, net	—	104,585	1,538	(60)	—	106,063
Intercompany interest expense (income)	—	(1,042)	1,042	—	—	—
(Gain) loss on early extinguishment of debt	—	(16,917)	—	—	—	(16,917)
Other (income) expense, net	—	930	(2,586)	288	—	(1,368)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(133,825)	72,048	6,187	—	(55,590)
Income tax expense (benefit)	—	893	(19,431)	2,785	—	(15,753)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(134,718)	91,479	3,402	—	(39,837)
Equity in income of unconsolidated subsidiaries	(30,939)	94,881	3,402	—	(67,344)	—
Income (loss) from continuing operations	(30,939)	(39,837)	94,881	3,402	(67,344)	(39,837)
Income from discontinued operations, net of taxes	—	8,898	—	—	—	8,898
Net income (loss)	$(30,939)	$(30,939)	$94,881	$3,402	$(67,344)	$(30,939)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended 2009
 (in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$14,274	$(79,440)	$134,516	$2,702	$—	$72,052
Cash flows from investing activities:
Capital expenditures	—	(8,863)	(16,364)	—	—	(25,227)
Cost of business acquisitions, net of cash acquired	—	(3,189)	—	—	—	(3,189)
Intercompany note	—	2,257	—	—	(2,257)	—
Investment in guarantor subsidiary preferred shares	—	—	—	(6,725)	6,725	—
Proceeds from sale of property, plant and equipment	—	13,041	1,578	—	—	14,619
Proceeds from sale of investment	—	—	4,032	—	—	4,032
Net cash (used in) provided by investing activities	—	3,246	(10,754)	(6,725)	4,468	(9,765)
Cash flows from financing activities:
Repayment of term loans	—	(24,594)	—	—	—	(24,594)
Repayment of 8⅜% senior subordinated notes	—	(23,024)	—	—	—	(23,024)
Repayments of other long-term debt	—	(385)	(11,793)	—	—	(12,178)
Payment of amendment and debt issuance costs	—	(7,296)	—	—	—	(7,296)
Repayment of 7⅞% senior subordinated notes	—	(4,295)	—	—	—	(4,295)
Repayment of 10½% senior notes	—	(3,250)	—	—	—	(3,250)
Purchase and retirement of common stock upon vesting of RSUs	(2,050)	—	—	—	—	(2,050)
Payment of fees on repurchase and retirement of debt	—	(94)	—	—	—	(94)
Borrowings under revolving credit facility, net	—	14,500	—	—	—	14,500
Proceeds from exercise of stock options	539	—	—	—	—	539
Proceeds from issuance of preferred shares	—	—	6,725	—	(6,725)	—
Intercompany note	—	—	(2,257)	—	2,257	—
Intercompany advances	(12,763)	128,888	(116,427)	302	—	—
Net cash (used in) provided by financing activities	(14,274)	80,450	(123,752)	302	(4,468)	(61,742)
Effect of exchange rate changes on cash and cash equivalents	—	—	(299)	106	—	(193)
Net increase (decrease) in cash and cash equivalents	—	4,256	(289)	(3,615)	—	352
Cash and cash equivalents at beginning of year	—	4,715	1,053	4,676	—	10,444
Cash and cash equivalents at end of year	$—	$8,971	$764	$1,061	$—	$10,796

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$993,403	$1,085,130	$20,161	$—	$2,098,694
Cost of sales	—	809,380	847,861	13,944	—	1,671,185
Selling, general and administrative expenses	—	144,490	97,929	562	—	242,981
Amortization of intangible assets	—	447	8,561	—	—	9,008
Restructuring and impairment charges	—	167,897	231,169	—	—	399,066
Operating income (loss)	—	(128,811)	(100,390)	5,655	—	(223,546)
Interest expense, net	—	105,739	1,747	(165)	—	107,321
Intercompany interest expense (income)	—	(2,320)	2,320	—	—	—
(Gain) loss on early extinguishment of debt	—	(14,642)	—	—	—	(14,642)
Other (income) expense, net	—	305	(197)	(745)	—	(637)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(217,893)	(104,260)	6,565	—	(315,588)
Income tax expense (benefit)	—	(15,549)	(3,270)	207	—	(18,612)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(202,344)	(100,990)	6,358	—	(296,976)
Equity in income of unconsolidated subsidiaries	(298,027)	(94,632)	6,358	—	386,301	—
Income (loss) from continuing operations	(298,027)	(296,976)	(94,632)	6,358	386,301	(296,976)
Income from discontinued operations, net of taxes	—	(1,051)	—	—	—	(1,051)
Net income (loss)	$(298,027)	$(298,027)	$(94,632)	$6,358	$386,301	$(298,027)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended 2008
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$18,140	$(69,095)	$258,441	$2,362	$—	$209,848
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(47,412)	—	—	—	(47,412)
Capital expenditures	—	(27,368)	(21,875)	—	—	(49,243)
Intercompany note	—	913	—	—	(913)	—
Acquisition payments	—	(3,653)	—	—	—	(3,653)
Proceeds from sale of property, plant and equipment	—	17,944	314	—	—	18,258
Net cash (used in) provided by investing activities	—	(59,576)	(21,561)	—	(913)	(82,050)
Cash flows from financing activities:
Repayment of senior unsecured loan	—	(175,000)	—	—	—	(175,000)
Repayment under revolving credit facility, net	—	(83,200)	—	—	—	(83,200)
Repayment of 8⅜% senior subordinated notes	—	(19,567)	—	—	—	(19,567)
Repayments of other long-term debt	—	(1,137)	(17,796)	—	—	(18,933)
Repayment of 7⅞% senior subordinated notes	—	(10,561)	—	—	—	(10,561)
Repayments of term loans	—	(7,200)	—	—	—	(7,200)
Payment of debt issuance costs	—	(5,297)	—	—	—	(5,297)
Purchase and retirement of common stock upon vesting of RSUs	(1,054)	—	—	—	—	(1,054)
Tax liability from stock-based compensation	(1,377)	—	—	—	—	(1,377)
Payment of refinancing fees, redemption, premiums and expenses	—	(130)	—	—	—	(130)
Proceeds from issuance of 10½% senior notes	—	175,000	—	—	—	175,000
Proceeds from issuance of other long-term debt	—	6,927	6,000	—	—	12,927
Proceeds from exercise of stock options	1,876	—	—	—	—	1,876
Intercompany note	—	—	(913)	—	913	—
Intercompany advances	(17,585)	240,460	(224,000)	1,125	—	—
Net cash (used in) provided by financing activities	(18,140)	120,295	(236,709)	1,125	913	(132,516)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	—	—	—	(720)	—	(720)
Net (decrease) increase in cash and cash equivalents	—	(8,376)	171	2,767	—	(5,438)
Cash and cash equivalents at beginning of year	—	13,091	882	1,909	—	15,882
Cash and cash equivalents at end of year	$—	$4,715	$1,053	$4,676	$—	$10,444

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Selected Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal Year 2010
Net sales	$453,934	$445,264	$455,127		$460,391
Operating income (loss)	12,191	19,386	(156,129)	(2)	20,792
Income (loss) from continuing operations	(11,021)	(8,292)	(159,989)	(3)	(9,753)
Income (loss) from discontinued operations, net of taxes	(87)	(35)	2,800		—
Net income (loss)	(11,108)	(8,327)	(157,189)	(3)	(9,753)
Income (loss) per share from continuing operations—
Basic and diluted(1)	(0.18)	(0.13)	(2.56)		(0.16)
Income (loss) per share from discontinued operations—
Basic and diluted(1)	—	—	0.04		—
Net income (loss) per share—basic and diluted(1)	(0.18)	(0.13)	(2.52)		(0.16)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2009
Net sales	$412,100	$397,644	$448,039	$456,848
Operating income (loss)	221	(5,477)	25,002	12,442
Income (loss) from continuing operations	(4,187)	(17,841)	(8,432)	(9,377)
Income (loss) from discontinued operations, net of taxes	(124)	(411)	9,505	(72)
Net income (loss)	(4,311)	(18,252)	1,073	(9,449)
Income (loss) per share from continuing operations—
Basic and diluted(1)	(0.08)	(0.33)	(0.15)	(0.15)
Income (loss) per share from discontinued operations—
Basic and diluted(1)	—	(0.01)	0.17	—
Net income (loss) per share—basic and diluted(1)	(0.08)	(0.34)	0.02	(0.15)

 ________________________
(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.
(2)	Includes $181.4 million of pre-tax goodwill and other long-lived asset impairment charges.
(3)	Includes $157.3 million of goodwill and other long-lived asset impairment charges, net of a tax benefit of $24.1 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of the year ended 2010 is effective.

The Company’s internal control over financial reporting as of the year ended 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 84.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have audited Cenveo, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cenveo, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended January 1, 2011 and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Melville, New York
March 2, 2011

Item 9B.   Other Information

None.
PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company and the information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders (2011 Proxy Statement) under the captions “Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Nomination of Directors,” and “Audit Committee,” and such information is incorporated herein by reference.

Item 11.   Executive Compensation

This information is included under the captions “Compensation of Executive Officers,” “Board Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2011 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is included under the captions “Ownership of Voting Securities” and “Compensation of Executive Officers—Equity Compensation Plan Information” in our 2011 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

This information is included under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” in our 2011 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

This information is included under the captions “Independent Public Auditors” and “Report of the Audit Committee” in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules

Included in Part II, Item 8 of this Report.

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

4.9*
Ninth Supplemental Indenture, dated as of December 21, 2010 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004, relating to the 7⅞% Senior Subordinated Notes due 2013.

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

4.19
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

4.20*
Tenth Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014.

4.21
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

4.24
Second Supplemental Indenture, dated as of October 15, 2009, to the Indenture of June 13, 2008 between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed October 16, 2009.

4.25*
Third Supplemental Indenture, dated as of December 21, 2010, to the Indenture of June 13, 2008 between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation.

4.26
Registration Rights Agreement dated as of June 13, 2008, among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and Lehman Brothers Inc.—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed June 13, 2008.

4.27
Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed February 9, 2010.

4.28*
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8 7/8% Notes of Cenveo Corporation.

4.29
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed February 9, 2010.

4.30
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed February 9, 2010.

4.31
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the grantors named therein, Wells Fargo Bank, National Association, as second lien collateral agent, Bank of America, N.A., as first lien agent and control agent—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K filed February 9, 2010.

4.32
Second Lien Pledge and Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent – incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

4.33
Second Lien Intellectual Property Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent – incorporated by reference to Exhibit 4.29 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

10.1+
Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors—incorporated by reference from Exhibit 10.17 of the registrant’s Registration Statement on Form S-1 dated March 25, 1994.

10.2+
Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.29 of registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006.

10.3+
Amendment, dated November 8, 2006, to Employment Agreement dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.19 of registrant’s annual report on Form 10-K for the year ended December 30, 2006, filed February 28, 2007.

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

10.6+
Amendment, dated December 29, 2008, to Employment Agreement dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K for the year ended January 3, 2009, filed March 19, 2009.

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

10.9+
Employment Agreement dated as of June 22, 2006 between the registrant and Harry Vinson—incorporated by reference to Exhibit 10.21 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

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

10.16
Amended and Restated Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc. Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto – incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed December 23, 2010.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 93.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.
____________
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

(b) Exhibits Filed

Included in Item 15(a)(3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 2, 2011.

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

Signature	Title	Date

/s/ Robert G. Burton, Sr.	Chairman and Chief Executive Officer	March 2, 2011
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ Mark S. Hiltwein	Chief Financial Officer	March 2, 2011
Mark S. Hiltwein	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Gerald S. Armstrong	Director	March 2, 2011
Gerald S. Armstrong

/s/ Leonard C. Green	Director	March 2, 2011
Leonard C. Green

/s/ Mark J. Griffin	Director	March 2, 2011
Mark J. Griffin

/s/ Robert Obernier	Director	March 2, 2011
Robert Obernier