Form 10-Q
period 2011-04-02
CENVEO, INC
filed 2011-05-11
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

As of May 6, 2011 the registrant had 62,788,130 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended April 2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 2, 2011	January 1, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,525	$49,756
Accounts receivable, net	289,362	263,364
Inventories	175,045	149,151
Prepaid and other current assets	68,948	66,135
Total current assets	542,880	528,406

Property, plant and equipment, net	370,258	347,921
Goodwill	208,971	209,161
Other intangible assets, net	245,186	246,424
Other assets, net	72,180	65,818
Total assets	$1,439,475	$1,397,730

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$23,623	$10,098
Accounts payable	183,087	166,468
Accrued compensation and related liabilities	39,253	30,672
Other current liabilities	88,797	98,471
Total current liabilities	334,760	305,709

Long-term debt	1,292,116	1,283,905
Other liabilities	146,132	149,447
Commitments and contingencies Shareholders’ deficit:
Preferred stock	−	−
Common stock	628	627
Paid-in capital	345,283	342,607
Retained deficit	(661,498)	(664,282)
Accumulated other comprehensive loss	(17,946)	(20,283)
Total shareholders’ deficit	(333,533)	(341,331)
Total liabilities and shareholders’ deficit	$1,439,475	$1,397,730

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$503,065	$453,934
Cost of sales	413,821	375,190
Selling, general and administrative expenses	60,492	54,042
Amortization of intangible assets	2,775	2,884
Restructuring and impairment charges	3,827	9,627
Operating income	22,150	12,191
Gain on bargain purchase	(10,539)	—
Interest expense, net	30,217	29,614
Loss on early extinguishment of debt	—	2,598
Other expense, net	189	727
Income (loss) from continuing operations before income taxes	2,283	(20,748)
Income tax benefit	(501)	(9,727)
Income (loss) from continuing operations	2,784	(11,021)
Loss from discontinued operations, net of taxes	—	(87)
Net income (loss)	$2,784	$(11,108)
Income (loss) per share – basic and diluted:
Continuing operations	$0.04	$(0.18)
Discontinued operations	—	—
Net income (loss)	$0.04	$(0.18)
Weighted average shares:
Basic	62,742	62,116
Diluted	63,044	62,116

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income (loss)	$2,784	$(11,108)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of taxes	—	87
Depreciation and amortization, excluding non-cash interest expense, net	16,747	16,471
Non-cash interest expense, net	1,228	988
Loss on early extinguishment of debt	—	2,598
Stock-based compensation provision	2,508	2,898
Non-cash restructuring and impairment charges, net of gain on sale	258	2,801
Bargain purchase gain	(10,539)	—
Deferred income taxes	(1,889)	(10,738)
Gain on sale of assets	(22)	(771)
Other non-cash charges	2,479	1,728
Changes in operating assets and liabilities:
Accounts receivable	1,928	9,694
Inventories	(5,534)	(27)
Accounts payable and accrued compensation and related liabilities	6,417	(20,085)
Other working capital changes	(18,768)	10,619
Other, net	(3,122)	232
Net cash (used in) provided by operating activities	(5,525)	5,387
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(55,261)	(6,829)
Capital expenditures	(4,063)	(2,969)
Proceeds from sale of property, plant and equipment	2,918	1,114
Net cash used in investing activities	(56,406)	(8,684)
Cash flows from financing activities:
Borrowings under revolving credit facility due 2014	24,000	—
Proceeds from exercise of stock options	168	271
Repayments of other long-term debt	(1,511)	(1,755)
Repayment of term loan B due 2016	(950)	—
Proceeds from issuance of 8⅞% senior second lien notes	—	397,204
Repayment of term loans	—	(310,985)
Repayments under revolving credit facility due 2012	—	(22,500)
Payment of refinancing or repurchase fees, redemption premiums and expenses	—	(13,009)
Net cash provided by financing activities	21,707	49,226
Effect of exchange rate changes on cash and cash equivalents	(7)	356
Net (decrease) increase in cash and cash equivalents	(40,231)	46,285
Cash and cash equivalents at beginning of period	49,756	10,796
Cash and cash equivalents at end of period	$9,525	$57,081

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of April 2, 2011, and the results of operations and cash flows as of and for the three month periods ended April 2, 2011 and April 3, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three month period ended April 2, 2011 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality and restructuring, acquisition and debt related activities or transactions. The January 1, 2011 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (“Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the first quarter of 2011 and 2010 each consisted of 13 weeks.

New Accounting Pronouncements

Effective January 2, 2011, the Company adopted the remaining disclosure requirements of an accounting pronouncement that provides for certain disclosures relating to fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company in the first quarter of 2010. The adoption of the remaining disclosure requirements of this pronouncement did not have a material impact on the Company’s financial statements.

Effective January 2, 2011, the Company adopted an accounting pronouncement that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective for the Company in the first quarter of 2011 and is applied prospectively to business combinations that have an acquisition date on or after January 2, 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the acquisition method, and, accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the statement of operations.

Acquisition-related costs are expensed as incurred and are included in selling, general and administrative expenses of the Company’s condensed consolidated statement of operations were $3.5 million and $0.5 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

2011

Envelope Product Group

On February 1, 2011, the Company acquired the assets of MeadWestvaco Corporation’s Envelope Product Group (“EPG”). EPG manufactures and distributes envelope products for the billing, financial and direct mail markets and had approximately 900 employees in the United States. Prior to the acquisition, EPG had annual net sales of approximately $240 million. The Company believes EPG will further strengthen its existing envelope operations and will provide for manufacturing efficiencies given EPG’s unique asset base and geographic overlap of facilities that exists between EPG and the Company’s existing envelope operations. EPG was assigned to the Company’s envelopes, forms and labels segment. The preliminary purchase price was approximately $55.6 million, subject to a customary post closing working capital provision, and was preliminarily allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The EPG acquisition preliminarily resulted in a bargain purchase gain of approximately $10.5 million, which was recognized in the Company’s condensed consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the preliminary fair value of assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire EPG for less than the fair value of its net assets due to its recent operating results and its parent company’s willingness to sell the EPG assets given its desire to exit a non-core business. The acquired identifiable intangible assets relate to: (i) a trade name of $1.0 million, which is being amortized over its estimated useful life of 10 years and (ii) a patent of $0.5 million, which is being amortized over its estimated useful life of 15 years.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price of EPG to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of February 1, 2011
Accounts receivable, net	$29,817
Inventories	21,352
Other current assets	386
Property, plant and equipment	37,982
Other intangible assets	1,500
Other assets	2,240
Total assets acquired	93,277
Current liabilities	25,340
Other liabilities	1,763
Total liabilities assumed	27,103
Net assets acquired	66,174
Cost of EPG acquisition	55,635
Gain on bargain purchase of EPG	$10,539

The preliminary fair values of property, plant and equipment and intangible assets associated with the EPG acquisition were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, internal expertise related to the equipment and current marketplace conditions. The trade name and patent intangible assets were valued using a relief from royalty method based on future estimated revenues. The inputs used in the relief from royalty method include discount rates based on a weighted average cost of capital, growth and relief from royalty rates as well as an obsolescence factor.

EPG’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 1, 2011 and are not included in 2010. Net sales of $41.4 million and operating income of $0.5 million are included in the Company’s condensed consolidated statement of operations for the three months ended April 2, 2011.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three month periods ended April 2, 2011 and April 3, 2010 presented herein has been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	April 2, 2011		April 3, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$503,065	$523,847	$453,934	$520,830
Operating income	22,150	25,252	12,191	12,872
Income (loss) from continuing operations	2,784	(1,739)	(11,021)	(10,437)
Net income (loss)	2,784	(1,739)	(11,108)	(10,524)
Income (loss) per share – basic and diluted:
Continuing operations	$0.04	$(0.03)	$(0.18)	$(0.17)
Net income (loss)	$0.04	$(0.03)	$(0.18)	$(0.17)

Weighted average shares:
Basic	62,742	62,742	62,116	62,116
Diluted	63,044	62,742	62,116	62,116

The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the EPG acquisition actually been consummated as of the beginning of the period noted above or of the Company’s expected future results of operations. The adjustments related to the EPG acquisition supplemental pro forma consolidated summary financial information above include the elimination of sales between the Company and EPG, removal of acquisition related expenses and bargain purchase gain related to the acquisition, an estimate of the interest expense related to the increased debt resulting from the EPG acquisition and an adjustment to the statutory income tax rate. In addition, the Company has performed its preliminary assessment of the purchase price allocation by identifying intangible assets and estimating the fair value of intangible and tangible assets, including a trade name, patent and property, plant and equipment for which pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values. Differences between the preliminary and final purchase price allocation could have a material impact on the supplemental pro forma consolidated summary financial information and the Company’s future results of operations and financial position.

2010

Gilbreth

On November 29, 2010 the Company acquired the common stock of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc. (“Gilbreth”), which had annual net sales of approximately $17.0 million prior to its acquisition by the Company. This acquisition expands the Company’s packaging platform to include shrink sleeve printing. Gilbreth focuses on manufacturing full body shrink sleeves and tamper evident neck bands, mainly in the food and beverage, pharmaceutical and neutraceutical markets. The total purchase price was approximately $18.7 million. The Gilbreth acquisition resulted in $5.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) the Gilbreth trade name of $3.9 million, which is being amortized over its estimated useful life of 20 years and (ii) customer relationships of $3.1 million, which are being amortized over their estimated weighted average useful lives of 15 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Gilbreth’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from November 29, 2010.  Pro forma results for the three month period ended April 3, 2010, assuming the acquisition of Gilbreth had been made on January 3, 2010, have not been presented since the effect would not be material.

Glyph

On May 31, 2010, the Company acquired all of the common stock of Glyph International and its subsidiaries (“Glyph”), which had annual net sales of approximately $9.0 million prior to its acquisition by the Company. Glyph is a leading provider of content solutions to publishers, with operations in Bangalore and New Delhi, India, and was acquired to further enhance the Company’s content management operations. Glyph specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation. The total purchase price was $15.1 million, net of cash acquired of $2.3 million and was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Glyph acquisition resulted in $9.5 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.1 million, which are being amortized over their weighted average useful lives of seven years, and (ii) a trade name of $0.4 million, which is being amortized over its useful life of four years.

Glyph’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from June 1, 2010. Pro forma results for the three month period ended April 3, 2010, assuming the acquisition of Glyph had been made on January 3, 2010, have not been presented since the effect would not be material.

Clixx

On February 11, 2010, the Company acquired the assets of Clixx Direct Marketing Services, Inc. (“Clixx”), which had annual net sales of approximately $16.7 million prior to its acquisition by the Company. The acquisition of Clixx allows the Company’s Canadian operations an opportunity to provide certain customers with end-of-production capabilities. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Clixx acquisition resulted in $5.3 million of goodwill, all of which is deductible for income tax purposes, and was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible asset relates to customer relationships of $1.3 million, which are being amortized over their weighted average useful lives of nine years.

Clixx’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from February 11, 2010. Pro forma results for the three month period ended April 3, 2010, assuming the acquisition of Clixx had been made on January 3, 2010, have not been presented since the effect would not be material.

3. Inventories

Inventories by major category are as follows (in thousands):

	April 2, 2011	January 1, 2011
Raw materials	$75,370	$66,390
Work in process	22,938	28,468
Finished goods	76,737	54,293
	$175,045	$149,151

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	April 2, 2011	January 1, 2011
Land and land improvements	$20,968	$16,023
Buildings and building improvements	117,429	105,757
Machinery and equipment	626,328	608,601
Furniture and fixtures	12,543	11,823
Construction in progress	4,857	7,799
	782,125	750,003
Accumulated depreciation	(411,867)	(402,082)
	$370,258	$347,921

Assets Held for Sale

In connection with the Company’s cost savings, restructuring and integration plans, there are currently three owned properties that are available for sale, two of which relate to the Company’s commercial printing segment and one that relates to its envelopes, forms and labels segment. The Company has recorded these assets as available for sale in other assets, net on its condensed consolidated balance sheet and has presented them at their fair value less estimated cost to sell, which is approximately $8.3 million.

In the first quarter of 2011, the Company sold a manufacturing facility related to its envelopes, forms and labels segment which was classified as available for sale for net proceeds of $1.7 million and it also sold certain manufacturing assets for net proceeds of $1.0 million.  These assets were classified as available for sale and were recorded at their fair value less estimated cost to sell in the fourth quarter of 2010.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of April 2, 2011 and January 1, 2011 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of January 1, 2011	$152,866	$56,295	$209,161
Acquisition	—	(373)	(373)
Foreign currency translation	—	183	183
Balance as of April 2, 2011	$152,866	$56,105	$208,971

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are as follows (in thousands):

		April 2, 2011				January 1, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	13	$179,763	$(27,234)	$(50,663)	$101,866	$179,722	$(27,234)	$(48,308)	$104,180
Trademarks and trade names	21	26,261	—	(6,244)	20,017	25,261	—	(5,934)	19,327
Patents	8	3,528	—	(2,359)	1,169	3,028	—	(2,292)	736
Non-compete agreements	2	1,120	—	(978)	142	1,616	—	(1,444)	172
Other	7	600	—	(108)	492	802	—	(293)	509
		211,272	(27,234)	(60,352)	123,686	210,429	(27,234)	(58,271)	124,924

Intangible assets with indefinite lives:
Trademarks		143,500	(22,000)	—	121,500	143,500	(22,000)	—	121,500
Total		$354,772	$(49,234)	$(60,352)	$245,186	$353,929	$(49,234)	$(58,271)	$246,424

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2011	$11,077
2012	10,961
2013	10,699
2014	10,487
2015	10,314

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	April 2, 2011	January 1, 2011
Revolving credit facility, due 2014	$24,000	$—
7⅞% senior subordinated notes, due 2013	296,270	296,270
8⅜% senior subordinated notes, due 2014 ($32.2 million outstanding principal amount as of April 2, 2011 and January 1, 2011)	32,584	32,610
Term loan B, due 2016 ($379.1 million and $380.0 million outstanding principal amount as of April 2, 2011 and January 1, 2011, respectively)	375,408	376,200
10½% senior notes, due 2016	170,000	170,000
8⅞% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of April 2, 2011 and January 1, 2011)	397,497	397,432
Other debt including capital leases	19,980	21,491
	1,315,739	1,294,003
Less current maturities	(23,623)	(10,098)
Long-term debt	$1,292,116	$1,283,905

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt (Continued)

The estimated fair value of the Company’s long-term debt was approximately $1.3 billion as of both April 2, 2011 and January 1, 2011. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of interest rates on financing options available to the Company with similar terms and maturities.

As of April 2, 2011, we were in compliance with all debt agreement covenants.

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As of the periods ended April 2, 2011 and January 1, 2011, the Company had $75.0 million and $200.0 million, respectively, of such interest rate swaps.  During the first quarter of 2011, the Company redeemed $125.0 million notional amount of interest rate swaps.  As of the period ended April 2, 2011, the Company had $75.0 million of de-designated interest rate swap agreements that have not yet been terminated, all of which are set to mature in the second quarter of 2011; however, the Company may terminate them at any time prior to their scheduled maturity date. Any ineffectiveness, as a result of these de-designations, is being marked-to-market through interest expense, net in the condensed consolidated statement of operations. The fair value of these de-designated swaps currently recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets are being amortized to interest expense, net in the condensed consolidated statement of operations over the remaining life of each respective interest rate swap agreement. For the three months ended April 2, 2011 and April 3, 2010, income from ineffectiveness of $1.8 million and $0.4 million, respectively, and expense of $1.8 million and $0.5 million, respectively, relating to the amortization from accumulated other comprehensive loss (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations.

The Company’s interest rate swaps are valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month London Interbank Offered Rate, using commercially available market sources. The interest rate swaps are categorized as Level 2 under the fair value hierarchy. The table below presents the fair value of the Company’s interest rate swaps (in thousands):

	April 2, 2011	January 1, 2011

Current Liabilities:
Interest Rate Swaps (ineffective)	$423	$2,222

Extinguishments

In connection with a refinancing in February 2010, the Company incurred a loss on early extinguishment of debt of $2.6 million, of which $1.5 million relates to fees paid to consenting lenders and $1.1 million relates to the write-off of previously unamortized debt issuance costs.

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

The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. There have been no material changes related to these environmental matters and, based on information currently available, the Company believes that remediation of these environmental matters will not have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company’s condensed consolidated financial position or its results of operations.

8.   Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its interest rate swap contracts (Note 6) and its pension and other postretirement plan assets at fair value. The table below presents carrying value and fair value of these assets and liabilities of the Company as of April 2, 2011 and January 1, 2011, respectively (in thousands):

	April 2, 2011		January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$9,525	$9,525	$49,756	$49,756
Accounts receivable, net	289,362	289,362	263,364	263,364
Current maturities of long-term debt	23,623	23,623	10,098	10,098
Accounts payable	183,087	183,087	166,468	166,468

The Company is required, on a non-recurring basis, to adjust the carrying value of its long-lived assets held (Note 4) and goodwill and other intangible assets (Note 5). These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. The Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Pension and Postretirement Plans
	Three Months Ended
	April 2, 2011	April 3, 2010
Service cost	$288	$244
Interest cost	3,770	3,923
Expected return on plan assets	(4,089)	(3,614)
Net amortization and deferral	(1)	1
Recognized net actuarial loss	316	560
Net periodic expense	$284	$1,114

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s postretirement plans in each of the three months ended April 2, 2011 and April 3, 2010, respectively.

For the three months ended April 2, 2011, the Company made contributions of $3.1 million to its pension plans and postretirement plans. The Company expects to contribute approximately $18.0 million to its pension plans and postretirement plans for the remainder of 2011.

10. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.5 million and $2.9 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

As of April 2, 2011, there was approximately $16.5 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.6 years.

A summary of the Company’s outstanding stock options as of and for the three month period ended April 2, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 1, 2011	3,805,224	$10.70	3.1	$1,075
Granted	590,000	5.62
Exercised	(45,575)	4.15		$88
Forfeited	(36,325)	5.86
Outstanding at April 2, 2011	4,313,324	$10.11	3.3	$2,990
Exercisable at April 2, 2011	2,335,074	$13.42	1.9	$639
_________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at April 2, 2011 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (Continued)

The weighted-average grant date fair value of stock options granted during the three month period ended April 2, 2011 were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

Weighted average fair value of option grants	$2.28
Assumptions:
Expected option life in years	4.25
Risk-free interest rate	1.46%
Expected volatility	49.1%
Expected dividend yield	0.0%

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

Restricted Shares and Restricted Share Units (“RSUs”)

A summary of the Company’s unvested restricted shares and RSUs as of and for the three month period ended April 2, 2011 is as follows:

	Restricted Shares		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	25,300	$6.53	1,720,674	$8.13
Granted	—	—	806,084	5.62
Vested	—	—	(3,750)	9.49
Forfeited	—	—	—	—
Unvested at April 2, 2011	25,300	$6.53	2,523,008	$7.33

The total fair value of RSUs that vested during the three month period ended April 2, 2011 was less than $0.1 million as of the respective vesting date.

11.   Restructuring and Impairment Charges

Cost Savings, Restructuring and Integration Plans

The Company currently has one active and five residual cost savings, restructuring and integration plans: (i) the plan related to the integration of the EPG acquisition (the “EPG Plan”) and (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions (collectively with the EPG Plan the “Acquisition Integration Plans”), the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan (collectively referred to as the “Residual Plans”). As a result of actions taken in the first quarter of 2011 related to the EPG Plan and final actions related to the Residual Plans, the Company announced the closure and consolidation of one manufacturing facility into its existing operations and reduced its headcount by approximately 100 employees.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

EPG Plan

Upon the completion of the EPG acquisition, the Company developed and implemented its preliminary plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of one manufacturing facility into the Company’s existing operations and the elimination of duplicative headcount. The Company anticipates that the integration of EPG will continue for at least the next twelve months and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.

The following tables present the details of the expenses recognized as a result of the EPG Plan and the Residual Plans.

2011 Activity

Restructuring and impairment charges for the three months ended April 2, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$388	$—	$—	$43	$78	$509
2007 Plan	—	—	—	7	(32)	(25)
2005 Plan	—	—	—	—	40	40
Acquisition Integration Plans	252	43	297	4	145	741
Total Envelopes, Forms and Labels	640	43	297	54	231	1,265

Commercial Printing
2009 Plan	(158)	936	396	496	663	2,333
2007 Plan	—	—	—	26	105	131
2005 Plan	—	—	—	3	—	3
Acquisition Integration Plans	—	—	—	—	—	—
Total Commercial Printing	(158)	936	396	525	768	2,467

Corporate
2009 Plan	—	—	—	5	32	37
2005 Plan	—	—	—	58	—	58
Total Corporate	—	—	—	63	32	95
Total Restructuring and Impairment Charges	$482	$979	$693	$642	$1,031	$3,827

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2010 Activity

Restructuring and impairment charges for the three months ended April 3, 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$852	$80	$150	$51	$1,588	$255	$2,976
2007 Plan	—	—	—	68	—	14	82
2005 Plan	—	—	—	(73)	—	—	(73)
Acquisition Integration Plans	139	—	252	133	—	77	601
Total Envelopes, Forms and Labels	991	80	402	179	1,588	346	3,586

Commercial Printing
2009 Plan	2,138	393	521	1,309	—	1,283	5,644
2007 Plan	—	74	—	(181)	—	108	1
2005 Plan	—	(165)	—	(50)	—	113	(102)
Total Commercial Printing	2,138	302	521	1,078	—	1,504	5,543

Corporate
2009 Plan	—	—	—	345	—	101	446
2005 Plan	—	—	—	52	—	—	52
Total Corporate	—	—	—	397	—	101	498
Total Restructuring and Impairment Charges	$3,129	$382	$923	$1,654	$1,588	$1,951	$9,627

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

 A summary of the activity related to the restructuring liabilities for the EPG and the Residual Plans was as follows (in thousands):

2009 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$4,397	$1,333	$19,512	$—	$25,242
Accruals, net	544	230	—	773	1,547
Payments	(1,689)	(533)	(160)	(773)	(3,155)
Balance as of April 2, 2011	$3,252	$1,030	$19,352	$—	$23,634

2007 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$1,113	$—	$3,230	$—	$4,343
Accruals, net	33	—	—	73	106
Payments	(167)	—	(106)	(73)	(346)
Balance as of April 2, 2011	$979	$—	$3,124	$—	$4,103

2005 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$959	$—	$46	$—	$1,005
Accruals, net	61	—	—	40	101
Payments	(1,020)	—	—	(40)	(1,060)
Balance as of April 2, 2011	$—	$—	$46	$—	$46

Acquisition Integration Plans	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$1,643	$227	$—	$—	$1,870
Accruals, net	21	252	—	145	418
Payments	(170)	(178)	—	(145)	(493)
Balance as of April 2, 2011	$1,494	$301	$—	$—	$1,795

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income (loss)	$2,784	$(11,108)
Other comprehensive income:
Unrealized gain on cash flow hedges (Note 6)	1,105	2,177
Currency translation adjustment	1,232	1,656
Comprehensive income (loss)	$5,121	$(7,275)

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. For the three months ended April 2, 2011 and April 3, 2010, the effect of approximately 6,559,146 and 5,000,170, respectively, stock options outstanding and unvested restricted stock and RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods ended (in thousands, except per share data):

	Three Months Ended
	April 2, 2011	April 3, 2010
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$2,784	$(11,021)
Loss from discontinued operations, net of taxes	—	(87)
Net income (loss)	$2,784	$(11,108)

Denominator weighted average common shares outstanding:
Basic shares	62,742	62,116
Dilutive effect of stock options and RSUs	302	—
Diluted shares	63,044	62,116

Income (loss) per share – basic and diluted:
Continuing operations	$0.04	$(0.18)
Discontinued operations	—	—
Net income (loss)	$0.04	$(0.18)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information

The Company is organized into two operating segments: the envelopes, forms and labels segment and the commercial printing segment. The envelopes, forms and labels segment specializes in the design, manufacturing and printing of: (i) direct mail and customized envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (ii) custom labels and specialty forms sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes, labels and business forms generally sold to independent distributors, office-products suppliers and office-products retail chains.  The commercial printing segment provides print, design and content management offerings, including: (i) high-end color printing of a wide range of premium products for multinational, national and regional customers; (ii) general commercial printing products for regional and local customers; (iii) scientific, technical and medical journals, special interest and trade periodicals for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational, national and regional consumer products companies.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010

Net sales:
Envelopes, forms and labels	$279,874		$245,181
Commercial printing	223,191		208,753
Total	$503,065		$453,934
		38
Operating income (loss):
Envelopes, forms and labels	$22,802		$21,414
Commercial printing	10,871		(193)
Corporate	(11,523)		(9,030)
Total	$22,150		$12,191

Restructuring and impairment charges:
Envelopes, forms and labels	$1,265		$3,586
Commercial printing	2,467		5,543
Corporate	95		498
Total	$3,827		$9,627

Net sales by product line:
Envelopes	$169,029		$130,754
Commercial printing	162,785		145,473
Journals and periodicals	60,133		63,097
Labels and business forms	111,118		114,610
Total	$503,065		$453,934
Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,251		$1,282
Commercial printing to envelopes, forms and labels	1,155		784
Total	$2,406		$2,066

	April 2, 2011		January 1, 2011
Identifiable assets:
Envelopes, forms and labels	$765,301		$665,079
Commercial printing	608,994		627,982
Corporate	65,180		104,669
Total	$1,439,475		$1,397,730

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7⅞% senior subordinated notes due 2013 and the 8⅞% senior second lien notes due 2018 and, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”) in 2007, assumed Cadmus’ 8⅜% senior subordinated notes due 2014 (collectively referred to as the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three months ended April 2, 2011 and April 3, 2010.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
April 2, 2011
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$7,523	$761	$1,241	$—	$9,525
Accounts receivable, net	—	100,230	182,705	6,427	—	289,362
Inventories	—	69,362	104,220	1,463	—	175,045
Notes receivable from subsidiaries	—	46,438	—	—	(46,438)	—
Prepaid and other current assets	—	53,485	10,327	5,136	—	68,948
Total current assets	—	277,038	298,013	14,267	(46,438)	542,880

Investment in subsidiaries	(333,533)	1,601,595	12,730	6,725	(1,287,517)	—
Property, plant and equipment, net	—	106,456	262,516	1,286	—	370,258
Goodwill	—	29,244	172,707	7,020	—	208,971
Other intangible assets, net	—	7,087	235,051	3,048	—	245,186
Other assets, net	—	104,219	(34,340)	2,301	—	72,180
Total assets	$(333,533)	$2,125,639	$946,677	$34,647	$(1,333,955)	$1,439,475

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$17,825	$5,798	$—	$—	$23,623
Accounts payable	—	86,635	96,082	370	—	183,087
Accrued compensation and related liabilities	—	23,082	15,902	269	—	39,253
Other current liabilities	—	59,348	26,795	2,654	—	88,797
Intercompany payable (receivable)	—	862,574	(864,973)	2,399	—	—
Notes payable to issuer	—	—	36,938	9,500	(46,438)	—
Total current liabilities	—	1,049,464	(683,458)	15,192	(46,438)	334,760

Long-term debt	—	1,277,960	14,156	—	—	1,292,116
Other liabilities	—	131,748	14,384	—	—	146,132
Shareholders’ (deficit) equity	(333,533)	(333,533)	1,601,595	19,455	(1,287,517)	(333,533)
Total liabilities and shareholders’ (deficit) equity	$(333,533)	$2,125,639	$946,677	$34,647	$(1,333,955)	$1,439,475

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 2, 2011
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$183,183	$313,267	$6,615	$—	$503,065
Cost of sales	—	154,058	255,290	4,473	—	413,821
Selling, general and administrative expenses	—	32,910	27,300	282	—	60,492
Amortization of intangible assets	—	100	2,541	134	—	2,775
Restructuring and impairment charges	—	2,347	1,480	—	—	3,827
Operating income (loss)	—	(6,232)	26,656	1,726	—	22,150
Gain on bargain purchase	—	(10,539)	—	—	—	(10,539)
Interest expense (income), net	—	30,012	228	(23)	—	30,217
Intercompany interest expense (income)	—	(311)	256	55	—	—
Other (income) expense, net	—	(354)	498	45	—	189
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(25,040)	25,674	1,649	—	2,283
Income tax expense (benefit)	—	2,731	(3,481)	249	—	(501)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(27,771)	29,155	1,400	—	2,784
Equity in income (loss) of unconsolidated subsidiaries	2,784	30,555	1,400	—	(34,739)	—
Net income (loss)	$2,784	$2,784	$30,555	$1,400	$(34,739)	$2,784

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 2, 2011
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$2,508	$(34,475)	$27,347	$(905)	$—	$(5,525)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(55,261)	—	—	—	(55,261)
Capital expenditures	—	(2,471)	(1,592)	—	—	(4,063)
Proceeds from sale of property, plant and equipment	—	1,214	1,704	—	—	2,918
Net cash (used in) provided by investing activities	—	(56,518)	112	—	—	(56,406)
Cash flows from financing activities:
Borrowings under revolving credit facility due 2014	—	24,000	—	—	—	24,000
Proceeds from exercise of stock options	168	—	—	—	—	168
Repayments of other long-term debt	—	(174)	(1,337)	—	—	(1,511)
Repayment of term loan B due 2016	—	(950)	—	—	—	(950)
Intercompany advances	(2,676)	28,758	(26,327)	245	—	—
Net cash (used in) provided by financing activities	(2,508)	51,634	(27,664)	245	—	21,707
Effect of exchange rate changes on cash and cash equivalents	—	—	(44)	37	—	(7)
Net decrease in cash and cash equivalents	—	(39,359)	(249)	(623)	—	(40,231)
Cash and cash equivalents at beginning of period	—	46,882	1,010	1,864	—	49,756
Cash and cash equivalents at end of period	$—	$7,523	$761	$1,241	$—	$9,525

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2011
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

CENVEO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$179,853	$269,242	$4,839	$—	$453,934
Cost of sales	—	154,318	217,638	3,234	—	375,190
Selling, general and administrative expenses	—	28,171	25,747	124	—	54,042
Amortization of intangible assets	—	103	2,781	—	—	2,884
Restructuring and impairment charges	—	3,843	5,784	—	—	9,627
Operating income (loss)	—	(6,582)	17,292	1,481	—	12,191
Interest expense (income), net	—	29,260	356	(2)	—	29,614
Intercompany interest expense (income)	—	(241)	241	—	—	—
Loss on early extinguishment of debt	—	2,598	—	—	—	2,598
Other expense, net	—	116	453	158	—	727
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(38,315)	16,242	1,325	—	(20,748)
Income tax expense (benefit)	—	(12,670)	2,948	(5)	—	(9,727)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(25,645)	13,294	1,330	—	(11,021)
Equity in income (loss) of unconsolidated subsidiaries	(11,108)	14,624	1,330	—	(4,846)	—
Income (loss) from continuing operations	(11,108)	(11,021)	14,624	1,330	(4,846)	(11,021)
Loss from discontinued operations, net of taxes	—	(87)	—	—	—	(87)
Net income (loss)	$(11,108)	$(11,108)	$14,624	$1,330	$(4,846)	$(11,108)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 3, 2010
(in thousands)

	Parent	Subsidiary	Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,898	$(7,687)	$8,710	$1,466	$—	$5,387
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(6,829)	—	—	—	(6,829)
Capital expenditures	—	(1,129)	(1,840)	—	—	(2,969)
Proceeds from sale of property, plant and equipment	—	993	121	—	—	1,114
Net cash used in investing activities	—	(6,965)	(1,719)	—	—	(8,684)
Cash flows from financing activities:
Proceeds from issuance of 8⅞% senior second lien notes	—	397,204	—	—	—	397,204
Proceeds from exercise of stock options	271	—	—	—	—	271
Repayment of term loans	—	(310,985)	—	—	—	(310,985)
Repayments under revolving credit facility due 2012	—	(22,500)	—	—	—	(22,500)
Payment of refinancing or repurchase fees, redemption premiums and expenses	—	(13,009)	—	—	—	(13,009)
Repayments of other long-term debt	—	(21)	(1,734)	—	—	(1,755)
Intercompany advances	(3,169)	9,865	(6,351)	(345)	—	—
Net cash (used in) provided by financing activities	(2,898)	60,554	(8,085)	(345)	—	49,226
Effect of exchange rate changes on cash and cash equivalents	—	—	330	26	—	356
Net increase (decrease) in cash and cash equivalents	—	45,902	(764)	1,147	—	46,285
Cash and cash equivalents at beginning of period	—	8,971	764	1,061	—	10,796
Cash and cash equivalents at end of period	$—	$54,873	$—	$2,208	$—	$57,081

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which we refer to as our 2010 Form 10-K. Item 7 of our 2010 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of April 2, 2011.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) recent United States and global economic conditions have adversely affected us and could continue to do so; (ii) our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (vi) our ability to successfully integrate acquired businesses into our business; (vii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets; (viii) intense competition and fragmentation in our industry; (ix) the general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the Internet and other electronic media affecting demand for our products; (xii) increases in raw material costs and decreases in their availability; (xiii) our labor relations; (xiv) our compliance with environmental rules and regulations; (xv) our dependence on key management personnel; (xvi) our dependence upon information technology systems; and (xvii) our international operations and the risks associated with operating outside of the United States. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

Business Overview

We are one of the largest diversified printing companies in North America, according to the December 2010 Printing Impressions 400 report. Our broad portfolio of products includes envelopes converting, forms and labels manufacturing, commercial printing, specialty packaging and publisher offerings. We operate a global network of over 75 printing, manufacturing and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. Since 2005, when current senior management joined the Company, we have significantly improved profitability by consolidating and closing plants, centralizing and leveraging our purchasing spend, seeking operational efficiencies, and reducing corporate and field staff. In addition, we have made investments in our businesses through acquisitions of highly complementary companies and capital expenditures, while also divesting non-strategic businesses.

We operate our business in two complementary reportable segments: envelopes, forms and labels and commercial printing.

Envelopes, Forms and Labels.  We are one of the largest North American envelope manufacturers, a leading forms and labels provider and the largest North American prescription labels manufacturer for retail pharmacy chains. In February 2011, we added to our envelopes, forms and labels business with the acquisition of MeadWestvaco Corporation’s Envelope Product Group, which we refer to as EPG. Our envelopes, forms and labels segment represents approximately 56% of our net sales for the three months ended April 2, 2011 and primarily specializes in the design, manufacturing and printing of:

•	Direct mail and customized envelopes developed for advertising, billing and remittance;
•	Custom labels and specialty forms; and
•	Stock envelopes, labels and business forms.

Our envelopes, forms and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and insurance and credit card companies. We print a diverse line of custom labels and specialty forms for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We also produce pressure-sensitive prescription labels for the retail pharmacy chain market. We supply a diverse line of custom products for our small and mid-size business forms and labels customers, including both traditional and specialty forms and labels for use with desktop PCs and laser printers. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. Our printed office products include business and specialty documents and short-run secondary labels, which are used for mailing, messaging, bar coding and other applications by large through smaller-sized customers across a wide spectrum of industries. We produce a broad line of stock envelopes, labels and traditional business forms that are sold through independent distributors, contract stationers, national catalogs for the office products market, office products superstores and quick printers.

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. In 2010, we added to our commercial printing business with the acquisitions of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc., which we refer to as Gilbreth, Glyph International and its subsidiaries, which we refer to as Glyph, and Clixx Direct Marketing Services Inc., which we refer to as Clixx, and collectively with Gilbreth and Glyph we refer to as the 2010 Acquisitions.  Our commercial printing segment represents approximately 44% of our net sales for the three months ended April 2, 2011 and provides one-stop print, design, content management, fulfillment and distribution offerings, including:

•	High-end color printing of a wide range of premium products for multinational, national and regional customers;
•	General commercial printing products for regional and local customers;
•	STM journals, special interest and trade periodicals for not-for-profit organizations, educational institutions and specialty publishers; and
•	Specialty packaging and high quality promotional materials for multinational, national and regional consumer products companies.

Our commercial printing segment primarily caters to the consumer products, travel and leisure, pharmaceutical, financial services, publishing, and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad selection of commercial printing products we produce also includes specialty packaging, full body shrink sleeves, journals and specialized periodicals, annual reports, car brochures, direct mail products, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing. Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, tobacco, neutraceutical and other large multi-national consumer product companies.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results of operations for the three month period ended April 2, 2011 followed by a discussion of the results of operations of each of our reportable segments for the same period. Our results for the three month period ended April 3, 2010 did not include the operating results of EPG, Gilbreth and Glyph. Our results for the three month period ended April 3, 2010 included Clixx for less than a full quarter.

We believe that the mild recovery we experienced in 2010 from the economic downturn will continue in 2011. We believe our efforts to reduce our operating cost structure, which we implemented at the beginning of the economic downturn, allowed us to mitigate significant impacts to our operating performance and to our business over the past two years. The overall printing industry is highly fragmented which creates overcapacity and price sensitivity in many of our segments. As a result of those factors as well as with the impact of the economic downturn, we have seen significant attrition in our competition during 2010, which we believe we were able to capitalize on for our future benefit. The uncertainty that remains with the current United States and global economic conditions most likely will continue to affect our results of operations and financial position. These uncertainties about future economic conditions in a challenging operating environment make it difficult for us to forecast our future operating results. Therefore, we may continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the remaining uncertainty surrounding the current economic conditions.

In the first quarter of 2011, we continued to see mild recoveries within most of our product offerings. We continue to see improvements in our direct mail envelope unit volumes as our customers, primarily financial institutions, have increased their demand for customer solicitations. Several of our raw material costs increased throughout 2010 and in the first quarter of 2011 and we believe they will continue to increase throughout our 2011 fiscal year. We are working closely with our vendor and customer base to ensure these material cost increases are delayed or passed on within reasonable periods of time, if possible. We believe we have to continue to monitor these price changes as we work to maintain our anticipated operating margins. Lastly, we believe that increased sales from both unit volumes and product mix changes along with cost savings actions taken to rationalize our manufacturing platform should provide increased operating margins throughout the remainder of our 2011 fiscal year.

In the first quarter of 2011, we completed the acquisition of EPG and began implementing our preliminary integration plan. We believe this acquisition will increase our net sales and provide meaningful operating margins as we integrate EPG into our existing envelope operations. We expect that this acquisition will allow us to gain incremental manufacturing efficiencies from the manufacturing equipment we acquired with the acquisition. During the first quarter of 2011, we announced the closure and consolidation of an EPG plant into our existing operations and reduced headcount for duplicative functions. Further, we believe the integration of EPG will continue to occur for at least the next twelve months and may include additional plant closures and consolidations as well as additional headcount reductions for duplicative functions. With an overlapping manufacturing footprint in multiple geographic areas, we should also be able to generate considerable cash proceeds from the sale of real estate associated with EPG operating locations if we elect to close the EPG facility within that specific geographic area.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. The reporting periods in this report consist of 13 weeks ending on April 2, 2011 and April 3, 2010.

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands, except per share amounts)

Net sales	$503,065	$453,934
Operating income (loss):
Envelopes, forms and labels	22,802	21,414
Commercial printing	10,871	(193)
Corporate	(11,523)	(9,030)
Total operating income	22,150	12,191
Gain on bargain purchase	(10,539)	—
Interest expense, net	30,217	29,614
Loss on early extinguishment of debt	—	2,598
Other expense, net	189	727
Income (loss) from continuing operations before income taxes	2,283	(20,748)
Income tax benefit	(501)	(9,727)
Income (loss) from continuing operations	2,784	(11,021)
Loss from discontinued operations, net of taxes	—	(87)
Net income (loss)	$2,784	$(11,108)
Income (loss) per share−basic and diluted:
Continuing operations	$0.04	$(0.18)
Discontinued operations	—	—
Net income (loss)	$0.04	$(0.18)

Net Sales

Net sales increased $49.1 million in the first quarter of 2011, as compared to the first quarter of 2010, due to higher sales from our envelopes, forms and labels segment of $34.7 million and from our commercial printing segment of $14.4 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $10.0 million in the first quarter of 2011, as compared to the first quarter of 2010. This increase was primarily due to increases in operating income from our commercial printing segment of $11.1 million and our envelopes, forms and labels segment of $1.4 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During the first quarter of 2011, in connection with the acquisition of EPG, we recognized a preliminary bargain purchase gain of approximately $10.5 million.

Interest Expense

Interest expense increased $0.6 million to $30.2 million in the first quarter of 2011, as compared to $29.6 million in the first quarter of 2010. The increase in 2011 is primarily due to higher debt balances resulting from: (i) the 2010 Acquisitions, (ii) the February 2011 EPG acquisition, (iii) fees related to our partial debt refinancing in February 2010, which we refer to as the 2010 Refinancing, that included an amendment to our revolving credit facility due 2012, which we refer to as the 2006 Revolving Credit Facility, and our term loans and delayed-draw term loans due 2013, which we refer to as the Term Loans, which collectively with the 2006 Revolving Credit Facility we refer to as the Amended Credit Facilities, and the issuance of $400 million 8⅞% senior second lien notes due 2018, which we refer to as the 8⅞% Notes and (iv) fees related to our December 2010 refinancing of our remaining Amended Credit Facilities, which we refer to as the Credit Facility Refinancing, that consists of a new $530 million senior secured credit facility that includes a $150 million revolving credit facility due 2014, which we refer to as the 2010 Revolving Credit Facility, and a $380 million term loan due 2016, which we refer to as the Term Loan B, which collectively with the 2010 Revolving Credit Facility we refer to as the 2010 Credit Facilities. Interest expense in the first quarter of 2011 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 8.1%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.6% in the first quarter of 2010. We expect lower interest expense in 2011, as compared to 2010, largely due to the maturity of our interest rate swap agreements.

Loss on Early Extinguishment of Debt

During the first quarter of 2010, in connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million of which $1.5 million relates to fees paid to consenting lenders and $1.1 million relates to the write-off of previously unamortized debt issuance costs.

Income Taxes
	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)

Income tax benefit from U.S. operations	$(1,190)	$(10,020)
Income tax expense from foreign operations	689	293
Income tax benefit	$(501)	$(9,727)
Effective income tax rate	(21.9)%	46.9%

In the first quarter of 2011, we had an income tax benefit of $0.5 million, compared to an income tax benefit of $9.7 million in the first quarter of 2010. The tax benefit for both periods, primarily related to income tax benefits from taxes on our domestic operations. The income tax benefit for the first quarter of 2011 was substantially offset by income tax expense of $4.1 million related to our bargain purchase gain in connection with the acquisition of EPG. Our effective tax rate in the first quarter of 2011 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the first quarter of 2010 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of April 2, 2011, the total valuation allowance on our net U.S. deferred tax assets was approximately $24.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels
	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Segment net sales	$279,874	$245,181
Segment operating income	$22,802	$21,414
Operating income margin	8.1%	8.7%
Restructuring and impairment charges	$1,265	$3,586

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $34.7 million, or 14.1%, in the first quarter of 2011, as compared to the first quarter of 2010. This increase was primarily due to: (i) $41.4 million of sales generated from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results in the first quarter of 2010, and (ii) higher sales of $2.3 million from price and product mix changes primarily from our financial institution envelope customers increasing their demand for direct mail products as opposed to generic envelope products, offset in part by product mix changes from our higher cost envelope office product offerings to our lower cost envelope office product offerings.  These increases were offset in part by lower sales volumes of approximately $9.0 million, primarily from our long-run labels business due to lost sales from a plant closure in 2010 and our decision to exit certain low margin business.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $1.4 million, or 6.5%, in the first quarter of 2011, as compared to the first quarter of 2010. This increase was primarily due to: (i) increased gross margins of $4.3 million primarily due to gross margins generated from EPG, as EPG was not included in our results in the first quarter of 2010, and increased gross margins due to our lower cost structure as a result of cost savings initiatives taken in prior years, and (ii) lower restructuring and impairment charges of $2.3 million. These increases were offset in part by higher selling, general and administrative expenses of $5.2 million primarily due to EPG, as EPG was not included in our results in the first quarter of 2010, and acquisition-related costs associated with the EPG acquisition.

Commercial Printing

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Segment net sales	$223,191	$208,753
Segment operating income (loss)	$10,871	$(193)
Operating income (loss) margin	4.9%	(0.1)%
Restructuring and impairment charges	$2,467	$5,543

Segment Net Sales

Segment net sales for our commercial printing segment increased $14.4 million, or 6.9%, in the first quarter of 2011, as compared to the first quarter of 2010. This increase was primarily due to: (i) $8.2 million of higher sales from our 2010 Acquisitions as Gilbreth and Glyph were not included in our results in the first quarter of 2010 and Clixx was not included for a full quarter in the first quarter of 2010, and (ii) higher sales volumes of $8.5 million primarily due to an increase in our commercial printing and specialty packaging businesses primarily from our consumer product customers increasing their demand for advertising and marketing collateral, offset in part by lower sales volumes from our STM journal business due to continued decline in the circulation of journals and periodicals. These increases were offset in part by lower sales of $2.3 million from pricing and product mix changes related to our specialty packaging business.

Segment Operating Income (Loss)

Segment operating income for our commercial printing segment increased $11.1 million in the first quarter of 2011, as compared to the first quarter of 2010. This increase was primarily due to: (i) increased gross margins of $7.3 million primarily due to our lower cost structure as a result of cost savings initiatives taken in prior years and to our 2010 Acquisitions as Gilbreth and Glyph were not included in our results in the first quarter of 2010 and Clixx was not included for a full quarter in the first quarter of 2010, (ii) lower restructuring and impairment charges of $3.1 million, and (iii) lower selling, general and administrative expenses of $0.6 million, resulting from our cost savings initiatives in prior years, offset in part by higher selling, general and administrative expenses from our 2010 Acquisitions as Gilbreth and Glyph were not included in our results in the first quarter of 2010 and Clixx was not included for a full quarter in the first quarter of 2010.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher in the first quarter of 2011, as compared to the first quarter of 2010, primarily due to higher compensation expense.

Restructuring and Impairment Charges

We currently have one active and five residual cost savings, restructuring and integration plans: (i) the plan related to the integration of the EPG acquisition, which we refer to as the EPG Plan and (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions, the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan, which collectively we refer to as the Residual Plans. As a result of actions taken in the first quarter of 2011 related to the EPG Plan and close out actions related to the Residual Plans, we announced the closure and consolidation of one manufacturing facility into its existing operations and reduced headcount by approximately 100 employees. We may continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the continued economic uncertainty. Primarily as a result of the EPG Plan, we expect to incur further restructuring and integration charges throughout 2011.

As of the quarter ended April 2, 2011, our total restructuring liability was $29.6 million, of which $5.0 million is included in other current liabilities and $24.6 million, which is expected to be paid through 2030, is included in other liabilities in our condensed consolidated balance sheet.

During the first quarter of 2011, we incurred $3.8 million of restructuring and impairment charges, which included $0.5 million of employee separation costs, asset impairments, net of $1.0 million, equipment moving expenses of $0.7 million, lease termination expenses of $0.6 million, and building clean-up and other expenses of $1.0 million.

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

Liquidity and Capital Resources

Net Cash (Used in) Provided by Operating Activities. Net cash used in operating activities was $5.5 million in the first three months of 2011, which was primarily due to a decrease in our working capital of $16.0 million, substantially offset by our net income adjusted for non-cash items of $13.6 million. The decrease in our working capital primarily resulted from a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt and an increase in our inventories due to timing of work performed for our customers. These decreases were offset in part by a decrease in accounts receivables due to the timing of collections from and sales to our customers and an increase in accrued compensation related liabilities due to the timing of employer related tax payments.

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

Net cash provided by operating activities was $5.4 million in the first three months of 2010, which was primarily due to net income adjusted for non-cash items of $5.0 million, offset in part by a slight increase in working capital. The slight increase in our working capital primarily resulted from a decrease in accounts payable due largely to the timing of payments to our vendors. This increase substantially offset by a decrease in accounts receivables, due to the timing of collections from our customers and a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt.

Net Cash Used in Investing Activities. Net cash used in investing activities was $56.4 million in the first three months of 2011, primarily resulting from $55.3 million of cash consideration for the EPG acquisition and capital expenditures of $4.1 million, offset in part by proceeds received from the sale of property, plant and equipment of $2.9 million.

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

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $21.7 million in the first three months of 2011, primarily due to borrowings under our 2010 Revolving Credit Facility of $24.0 million, offset in part by repayments of our other long-term debt of $1.5 million and our Term Loan B of $1.0 million.

Net cash provided by financing activities was $49.2 million in the first three months of 2010, primarily due to cash proceeds from issuance of the 8⅞% Notes, net of the original issuance discount, of $397.2 million, offset in part by: (i) the repayment of our Term Loans of $300.0 million and $22.5 million, net pay down of our 2006 Revolving Credit Facility, in connection with the 2010 Refinancing, (ii) payment of fees and expenses of $13.0 million in connection with the issuance of the 8⅞% Notes and the 2010 Refinancing, (iii) a voluntary pay down of $10.0 million on our Term Loans and (iv) repayments of our other long-term debt of $1.8 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of April 2, 2011, an increase of $21.7 million from January 1, 2011. This increase was primarily due to the EPG acquisition. As of April 2, 2011, substantially all of our outstanding debt was subject to fixed interest rates. As of May 11, 2011, we had approximately $37.0 million borrowing availability under our Revolving Credit Facility. From time to time we may seek to refinance our debt obligations as business needs and market conditions warrant.

Our 2010 Credit Facilities include financial covenants requiring us to operate within certain ratio thresholds with respect to our overall leverage, interest coverage, and first lien leverage.  Failure to maintain these ratio thresholds, and/or failure to have effective internal controls would prevent us from borrowing additional amounts and could result in a default under the 2010 Credit Facilities.  Such default could cause the indebtedness outstanding under the 2010 Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the other outstanding notes and any other indebtedness we may then have, to become immediately due and payable.

As the 2010 Credit Facilities have senior secured and first priority lien position in our capital structure and are the most restrictive covenants, then provided we are in compliance with the 2010 Credit Facilities, we would also be in compliance, in most circumstances, with our debt incurrence tests within all of our indentures.

As of April 2, 2011, we were in compliance with all debt agreement covenants.

Letters of Credit

On April 2, 2011, we had outstanding letters of credit of approximately $21.0 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	2010 Credit Facilities	8⅞% Notes	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa1	Caa2	Caa2	Negative	December 2010
Standard & Poor’s	B	BB-	B-	CCC+	CCC+	CCC+	Stable	December 2010

In December 2010, Moody’s Investors Services, which we refer to as Moody’s and Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, lowered our Corporate Rating and the ratings on our 2010 Credit Facilities, 8⅞% Notes, 10½% senior notes due 2016, 7⅞% senior subordinated notes due 2013 and 8⅜% senior subordinated notes due 2014 in conjunction with the Credit Facility Refinancing, and the detail of our current ratings have been provided in the table above.

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

We expect that our internally generated cash flows and financing available under our 2010 Revolving Credit Facility will be sufficient to fund our working capital needs for the next twelve months; however, this cannot be assured.

Seasonality

Our envelopes market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year related to holiday purchases. Our custom label business has historically experienced a seasonal increase during the first and second quarters of the year primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our long-run label business has historically experienced seasonality in its sales due to cold and flu seasons generally concentrated in the fourth and first quarters of the year. Our documents business has historically experienced higher volume in the fourth quarter, primarily resulting from tax forms and related documents. As a result of these seasonal variations, some of our envelopes, forms and labels operations operate at or near capacity at certain times throughout the year.

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

Available Information

Our Internet address is: www.cenveo.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are filed electronically with the SEC. In addition, our earnings conference calls are archived for replay on our website.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect results of operations and financial position.

As of April 2, 2011 and January 1, 2011, we had $75.0 million and $200.0 million, respectively, of interest rate swaps. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. Historically, we have not utilized derivatives for speculative purposes; however, as a result of the 2010 Refinancing and the issuance of the 2010 Credit Facilities, all of our remaining interest rate swaps have been de-designated from hedge accounting.  As of April 2, 2011, we have $75.0 million of de-designated interest rate swap agreements that have not yet been terminated, although we may elect to early terminate these specific interest rate swap agreements prior to their scheduled maturities, all of which mature in the second quarter of 2011.  As of April 2, 2011, we had variable rate debt outstanding of $328.8 million, after considering our interest rate swaps. In addition, our Term Loan B is subject to a LIBOR floor of 1.5%, as such, a change of 1% to current LIBOR rates would not have a significant impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended April 2, 2011, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $2.7 million and $0.4 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 2, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) during the quarter ended April 2, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in litigation that we consider to be ordinary and incidental to our business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.9
Ninth Supplemental Indenture, dated as of December 21, 2010 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.9 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.10*
Tenth Supplemental Indenture, dated as of March 2, 2011 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013.

4.11
Indenture, dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9 to Cadmus Communications Corporation’s registration statement on Form S-4 filed August 24, 2004.

4.12
First Supplemental Indenture, dated as of March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein Mack Printing, LLC and Wachovia Bank, National Association, as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.1 to Cadmus Communications Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed May 13, 2005.

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

4.17
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

4.21
Tenth Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Subsidiary Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.20 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.22*
Eleventh Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the  Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014.

4.23
Indenture, dated as of June 13, 2008, between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K, filed June 13, 2008.

4.24
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

4.26
Second Supplemental Indenture, dated as of October 15, 2009, to the Indenture of June 13, 2008 between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed October 16, 2009.

4.27
Third Supplemental Indenture, dated as of December 21, 2010, to the Indenture of June 13, 2008 among Cenveo Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.25 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.28*
Fourth Supplemental Indenture, dated as of March 2, 2011, to the Indenture of June 13, 2008 among Cenveo Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation.

4.29
Registration Rights Agreement dated as of June 13, 2008 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and Lehman Brothers Inc.—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed June 13, 2008.

4.30
Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8⅞% Notes of Cenveo Corporation —incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed February 9, 2010.

4.31
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8⅞% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.32*
Second Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8⅞% Notes of Cenveo Corporation.

4.33
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8⅞% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed February 9, 2010.

4.34
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed February 9, 2010.

4.35
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K filed February 9, 2010.

4.36
Second Lien Pledge and Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 2, 2010 filed March 3, 2010.

4.37
Second Lien Intellectual Property Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.29 to registrant’s annual report on Form 10-K for the year ended January 2, 2010 filed March 3, 2010.

10.1
Amended and Restated Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed December 23, 2010.

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

________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2011.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)