Form 10-Q
period 2011-07-02
CENVEO, INC
filed 2011-08-10
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

As of August 5, 2011 the registrant had 63,024,104 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended July 2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 2, 2011	January 1, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,636	$49,756
Accounts receivable, net	283,658	263,364
Inventories	175,203	149,151
Prepaid and other current assets	66,217	66,135
Total current assets	536,714	528,406

Property, plant and equipment, net	358,630	347,921
Goodwill	209,002	209,161
Other intangible assets, net	242,382	246,424
Other assets, net	64,063	65,818
Total assets	$1,410,791	$1,397,730

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$12,933	$10,098
Accounts payable	177,331	166,468
Accrued compensation and related liabilities	33,745	30,672
Other current liabilities	89,287	98,471
Total current liabilities	313,296	305,709

Long-term debt	1,284,894	1,283,905
Other liabilities	142,738	149,447
Commitments and contingencies Shareholders’ deficit:
Preferred stock	−	−
Common stock	630	627
Paid-in capital	347,447	342,607
Retained deficit	(661,124)	(664,282)
Accumulated other comprehensive loss	(17,090)	(20,283)
Total shareholders’ deficit	(330,137)	(341,331)
Total liabilities and shareholders’ deficit	$1,410,791	$1,397,730

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$495,199	$445,264	$998,264	$899,198
Cost of sales	402,910	360,017	816,731	735,207
Selling, general and administrative expenses	54,622	51,484	115,114	105,526
Amortization of intangible assets	2,811	2,901	5,586	5,785
Restructuring and impairment charges	5,465	11,476	9,292	21,103
Operating income	29,391	19,386	51,541	31,577
Gain on bargain purchase	(540)	−	(11,079)	−
Interest expense, net	29,412	31,492	59,629	61,106
Loss on early extinguishment of debt	−	−	−	2,598
Other expense, net	149	305	338	1,032
Income (loss) from continuing operations before income taxes	370	(12,411)	2,653	(33,159)
Income tax benefit	(4)	(4,119)	(505)	(13,846)
Income (loss) from continuing operations	374	(8,292)	3,158	(19,313)
Loss from discontinued operations, net of taxes	−	(35)	−	(122)
Net income (loss)	$374	$(8,327)	$3,158	$(19,435)

Income (loss) per share – basic and diluted:
Continuing operations	$0.01	$(0.13)	$0.05	$(0.31)
Discontinued operations	−	−	−	−
Net income (loss)	$0.01	$(0.13)	$0.05	$(0.31)
Weighted average shares outstanding:
Basic	62,862	62,216	62,802	62,166
Diluted	63,439	62,216	63,224	62,166

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income (loss)	$3,158	$(19,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	—	122
Depreciation and amortization, excluding non-cash interest expense, net	33,908	33,010
Non-cash interest expense, net	2,875	2,345
Loss on early extinguishment of debt	—	2,598
Stock-based compensation provision	5,018	5,625
Non-cash restructuring and impairment charges, net of gain on sale	1,758	5,525
Bargain purchase gain	(11,079)	—
Deferred income taxes	(3,078)	(15,976)
(Gain) loss on sale of assets	292	(65)
Other non-cash charges	4,235	3,853
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	6,063	23,022
Inventories	(6,428)	(2,161)
Accounts payable and accrued compensation and related liabilities	(6,639)	(18,896)
Other working capital changes	(13,495)	16,623
Other, net	(4,739)	(6,595)
Net cash provided by operating activities	11,849	29,595
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(54,784)	(21,483)
Capital expenditures	(8,547)	(8,236)
Proceeds from sale of property, plant and equipment	10,864	1,476
Net cash used in investing activities	(52,467)	(28,243)
Cash flows from financing activities:
Borrowings under revolving credit facility due 2014	8,200	—
Proceeds from exercise of stock options	318	1,281
Repayments of other long-term debt	(3,556)	(4,064)
Repayment of term loan B due 2016	(1,900)	—
Purchase and retirement of common stock upon vesting of RSUs	(496)	—
Proceeds from issuance of 8⅞% senior second lien notes	—	397,204
Repayment of term loans	—	(311,944)
Repayments under revolving credit facility due 2012	—	(22,500)
Payment of refinancing or repurchase fees, redemption premiums and expenses	—	(13,009)
Net cash provided by financing activities	2,566	46,968
Effect of exchange rate changes on cash and cash equivalents	(68)	817
Net (decrease) increase in cash and cash equivalents	(38,120)	49,137
Cash and cash equivalents at beginning of period	49,756	10,796
Cash and cash equivalents at end of period	$11,636	$59,933

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of July 2, 2011, and the results of operations and cash flows as of and for the three and six month periods ended July 2, 2011 and July 3, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six month periods ended July 2, 2011 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality and restructuring, acquisition and debt related activities or transactions. The January 1, 2011 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (“Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and six months ended July 2, 2011 and July 3, 2010, each consisted of 13 weeks and 26 weeks, respectively.

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

In May 2011, an accounting pronouncement was issued to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and IFRS. The pronouncement changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands fair value measurement disclosure requirements, particularly for Level 3 measurements. This pronouncement will become effective for the Company in the fourth quarter of 2011. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Basis of Presentation (Continued)

In June 2011, an accounting pronouncement was issued relating to the presentation of comprehensive income. This pronouncement requires the presentation of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate, but consecutive statements. This pronouncement will become effective for the Company in the fourth quarter of 2011. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the acquisition method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the statement of operations.

Acquisition-related costs are expensed as incurred and are included in selling, general and administrative expenses of the Company’s condensed consolidated statement of operations and were $0.6 million and $1.1 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $4.1 million and $1.6 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

2011

Envelope Product Group

On February 1, 2011, the Company acquired the assets of MeadWestvaco Corporation’s Envelope Product Group (“EPG”). EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets and had approximately 900 employees in the United States. Prior to the acquisition, EPG had annual net sales of approximately $240 million. The Company believes EPG will further strengthen its existing envelope operations and will provide for manufacturing efficiencies given EPG’s unique asset base and geographic overlap of facilities that exists between EPG and the Company’s existing envelope operations. EPG was assigned to the Company’s envelopes, forms and labels segment. The purchase price was approximately $55.2 million, and was preliminarily allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The changes to the Company’s preliminary purchase price allocation primarily relate to inventory fair value, revisions to land and building valuations and adjustments to certain accruals to present them at their estimated fair value. The purchase price allocation is pending the completion of the property, plant and equipment valuation. The EPG acquisition preliminarily resulted in a bargain purchase gain of approximately $11.1 million, which was recognized in the Company’s condensed consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the preliminary fair value of assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire EPG for less than the fair value of its net assets due to its operating results prior to the Company's acquisition and its parent company’s willingness to sell the EPG assets given its desire to exit a non-core business. The acquired identifiable intangible assets relate to: (i) a trade name of $1.0 million, which is being amortized over its estimated useful life of 10 years and (ii) a patent of $0.5 million, which is being amortized over its estimated useful life of 15 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price of EPG to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of February 1, 2011
Accounts receivable, net	$29,817
Inventories	21,893
Other current assets	386
Property, plant and equipment	37,747
Other intangible assets	1,500
Other assets	2,240
Total assets acquired	93,583
Current liabilities	25,583
Other liabilities	1,763
Total liabilities assumed	27,346
Net assets acquired	66,237
Cost of EPG acquisition	55,158
Gain on bargain purchase of EPG	$11,079

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

EPG’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 1, 2011 and are not included in 2010. Net sales of $52.6 million and $94.0 million are included in the Company’s condensed consolidated statement of operations for the three and six months ended July 2, 2011, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three month period ended July 3, 2010 and the six month periods ended July 2, 2011 and July 3, 2010 presented herein has been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

	Three Months Ended July 3, 2010
	As Reported	Pro Forma
Net sales	$445,264	$503,585
Operating income	19,386	17,327
Loss from continuing operations	(8,292)	(7,492)
Net loss	(8,327)	(7,527)
Loss per share – basic and diluted:
Continuing operations	$(0.13)	$(0.12)
Discontinued operations	—	—
Net loss	$(0.13)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	62,216	62,216

	Six Months Ended July 2, 2011		Six Months Ended July 3, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$998,264	$1,019,046	$899,198	$1,024,416
Operating income	51,541	55,807	31,577	30,199
Income (loss) from continuing operations	3,158	(985)	(19,313)	(17,925)
Net income (loss)	3,158	(985)	(19,435)	(18,047)
Income (loss) per share – basic and diluted:
Continuing operations	$0.05	$(0.02)	$(0.31)	$(0.29)
Discontinued operations	—	—	—	—
Net income (loss)	$0.05	$(0.02)	$(0.31)	$(0.29)

Weighted average shares outstanding:
Basic	62,802	62,802	62,166	62,166
Diluted	63,224	62,802	62,166	62,166

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

2010

Gilbreth

On November 29, 2010, the Company acquired the common stock of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc. (“Gilbreth”), which had annual net sales of approximately $17.0 million prior to its acquisition by the Company. This acquisition expands the Company’s packaging platform to include shrink sleeve printing. Gilbreth focuses on manufacturing full body shrink sleeves and tamper evident neck bands, mainly in the food and beverage, pharmaceutical and neutraceutical markets. The total purchase price was approximately $18.7 million and was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The Gilbreth acquisition resulted in $5.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) the Gilbreth trade name of $3.9 million, which is being amortized over its estimated useful life of 20 years, and (ii) customer relationships of $3.1 million, which are being amortized over their estimated weighted average useful lives of 15 years.

Gilbreth’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from November 29, 2010.  Pro forma results for the three and six month periods ended July 3, 2010, assuming the acquisition of Gilbreth had been made on January 4, 2009, have not been presented since the effect would not be material.

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

Glyph’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from June 1, 2010. Pro forma results for the three and six month periods ended July 3, 2010, assuming the acquisition of Glyph had been made on January 4, 2009, have not been presented since the effect would not be material.

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

Clixx’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 11, 2010. Pro forma results for the six month period ended July 3, 2010, assuming the acquisition of Clixx had been made on January 4, 2009, have not been presented since the effect would not be material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Subsequent Event

On August 1, 2011, the Company acquired all of the assets of Nesbitt Graphics, Inc. (“Nesbitt”) for approximately $5.0 million. Prior to its acquisition by the Company, Nesbitt had annual net sales of approximately $5.6 million. Nesbitt is a small content management business that focuses on high end book content development and project management offerings. Nesbitt will be assigned to the Company’s commercial printing segment. The Company is currently determining its preliminary allocation of the purchase price of Nesbitt and expects to be complete with its preliminary determination during the third quarter of 2011.

3. Inventories

Inventories by major category are as follows (in thousands):

	July 2, 2011	January 1, 2011
Raw materials	$72,668	$66,390
Work in process	23,765	28,468
Finished goods	78,770	54,293
	$175,203	$149,151

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	July 2, 2011	January 1, 2011
Land and land improvements	$20,527	$16,023
Buildings and building improvements	115,486	105,757
Machinery and equipment	626,484	608,601
Furniture and fixtures	12,524	11,823
Construction in progress	5,632	7,799
	780,653	750,003
Accumulated depreciation	(422,023)	(402,082)
	$358,630	$347,921

Assets Held for Sale

In connection with the Company’s cost savings, restructuring and integration plans, there is currently one owned property that is available for sale, which relates to the Company’s commercial printing segment. The Company has recorded this asset as available for sale in other assets, net on its condensed consolidated balance sheet and has presented it at its fair value less estimated cost to sell, which is approximately $0.9 million.

In the first six months of 2011, the Company sold four manufacturing facilities, of which two related to its envelopes, forms and labels segment and two related to its commercial printing segment, for net proceeds of $9.6 million. The Company also sold certain manufacturing assets for net proceeds of $1.0 million. These assets were previously classified as available for sale and were recorded at their fair value less estimated cost to sell.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of July 2, 2011 and January 1, 2011 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of January 1, 2011	$152,866	$56,295	$209,161
Acquisition	—	(373)	(373)
Foreign currency translation	—	214	214
Balance as of July 2, 2011	$152,866	$56,136	$209,002

Other intangible assets are as follows (in thousands):

	July 2, 2011					January 1, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount
InIntangible assets with determinable lives:
Customer relationships	13	$179,770	$(27,234)	$(53,008)	$99,528	$179,722	$(27,234)	$(48,308)	$104,180
Trademarks and trade names	21	26,261	—	(6,581)	19,680	25,261	—	(5,934)	19,327
Patents	8	3,528	—	(2,440)	1,088	3,028	—	(2,292)	736
Non-compete agreements	1	510	—	(398)	112	1,616	—	(1,444)	172
Other	7	600	—	(126)	474	802	—	(293)	509
Subtotal	14	210,669	(27,234)	(62,553)	120,882	210,429	(27,234)	(58,271)	124,924

InIntangible assets with indefinite lives:
Trademarks		143,500	(22,000)	—	121,500	143,500	(22,000)	—	121,500
Total		$354,169	$(49,234)	$(62,553)	$242,382	$353,929	$(49,234)	$(58,271)	$246,424

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):
Annual Estimated Expense
2011	$11,062
2012	10,921
2013	10,630
2014	10,445
2015	9,808

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	July 2, 2011	January 1, 2011
Revolving credit facility, due 2014	$8,200	$—
7⅞% senior subordinated notes, due 2013	296,270	296,270
8⅜% senior subordinated notes, due 2014 ($32.2 million outstanding principal amount as of July 2, 2011 and January 1, 2011)	32,558	32,610
Term loan B, due 2016 ($378.1 million and $380.0 million outstanding principal amount as of July 2, 2011 and January 1, 2011, respectively)	374,617	376,200
10½% senior notes, due 2016	170,000	170,000
8⅞% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of July 2, 2011 and January 1, 2011)	397,565	397,432
Other debt including capital leases	18,617	21,491
	1,297,827	1,294,003
Less current maturities	(12,933)	(10,098)
Long-term debt	$1,284,894	$1,283,905

 The estimated fair value of the Company’s long-term debt was approximately $1.3 billion as of July 2, 2011 and January 1, 2011. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of interest rates on financing options available to the Company with similar terms and maturities.

As of July 2, 2011, we were in compliance with all debt agreement covenants.

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and were evaluated for effectiveness at least quarterly. As of January 1, 2011, the Company had $200.0 million notional amount of such interest rate swaps. During the first six months of 2011, the Company redeemed all of the remaining $200.0 million notional amount of its interest rate swaps. For the three and six months ended July 2, 2011, income from ineffectiveness of $0.4 million and $2.2 million, respectively, and expense of $0.4 million and $2.2 million, respectively, relating to the amortization from accumulated other comprehensive loss (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations. For the three and six months ended July 3, 2010, income from ineffectiveness of $0.3 million and $0.7 million, respectively, and expense of $0.5 million and $1.0 million, respectively, relating to the amortization from accumulated other comprehensive loss (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations.

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
	July 2, 2011	January 1, 2011
Current Liabilities:
Interest Rate Swaps (ineffective)	$—	$2,222

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its interest rate swap contracts (Note 6) and its pension and other postretirement plan assets at fair value. The table below presents the carrying value and fair value of these assets and liabilities of the Company as of July 2, 2011 and January 1, 2011, respectively (in thousands):

	July 2, 2011		January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$11,636	$11,636	$49,756	$49,756
Accounts receivable, net	283,658	283,658	263,364	263,364
Current maturities of long-term debt	12,933	12,933	10,098	10,098
Accounts payable	177,331	177,331	166,468	166,468

The Company is required, on a non-recurring basis, to adjust the carrying value of its long-lived assets held (Note 4) and goodwill and other intangible assets (Note 5). These assets were determined by the Company to be Level 2 and Level 3 under the fair value hierarchy and are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. The Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$369	$245	$657	$489
Interest cost	3,773	4,119	7,543	8,042
Expected return on plan assets	(4,092)	(3,615)	(8,181)	(7,229)
Net amortization and deferral	(1)	—	(2)	1
Recognized net actuarial loss	316	559	632	1,119
Net periodic expense	$365	$1,308	$649	$2,422

Interest cost on projected benefit obligation includes $0.2 million and $0.5 million related to the Company’s other postretirement plans in the three months ended July 2, 2011 and July 3, 2010, respectively, and $0.4 million and $0.7 million in the six months ended July 2, 2011 and July 3, 2010, respectively.

For the six months ended July 2, 2011, the Company made contributions of $7.1 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $14.0 million to its pension plans and postretirement plans for the remainder of 2011.

10. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.5 million and $5.0 million for the three and six months ended July 2, 2011, respectively, and $2.7 million and $5.6 million for the three and six months ended July 3, 2010, respectively.

As of July 2, 2011, there was approximately $14.0 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.5 years.

A summary of the Company’s outstanding stock options as of and for the six month period ended July 2, 2011 is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 1, 2011	3,805,224	$10.70	3.1	$1,075
Granted	590,000	5.62
Exercised	(62,400)	4.06		$131
Forfeited	(73,825)	5.74
Outstanding at July 2, 2011	4,258,999	$10.18	3.0	$2,425
Exercisable at July 2, 2011	2,695,999	$12.35	2.0	$996
_________________

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at July 2, 2011 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (Continued)

The weighted-average grant date fair value of stock options granted during the six month period ended July 2, 2011 were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

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

Restricted Shares and Restricted Share Units (“RSUs”)

A summary of the Company’s unvested restricted shares and RSUs as of and for the six month period ended July 2, 2011 is as follows:

	Restricted Shares		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	25,300	$6.53	1,720,674	$8.13
Granted	—	—	806,084	5.62
Vested	—	—	(346,924)	6.25
Forfeited	(25,300)	6.53	(8,750)	7.28
Unvested at July 2, 2011	—	$—	2,171,084	$7.50

The total fair value of RSUs that vested during the three and six months ended July 2, 2011 was $2.1 million and $2.2 million, as of the respective vesting dates.

11. Restructuring and Impairment Charges

Cost Savings, Restructuring and Integration Plans

In addition to the other restructuring plans implemented by the Company’s segments described below, the Company currently has one active and five residual cost savings, restructuring and integration plans: (i) the plan related to the integration of the EPG acquisition (the “EPG Plan”) and (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions (collectively with the EPG Plan the “Acquisition Integration Plans”), the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan (collectively referred to as the “Residual Plans”).

EPG Plan

Upon the completion of the EPG acquisition, the Company developed and implemented its preliminary plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of two manufacturing facilities into the Company’s existing operations and the elimination of duplicative headcount. In the second quarter of 2011, the Company has also announced the closure and consolidation of a third EPG facility. The Company anticipates that the integration of EPG will continue for at least the next twelve months and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

Other Restructuring Plans

In 2011, the envelopes, forms and labels and commercial printing segments have implemented further cost savings initiatives (“Other Restructuring Plans”) in order to provide enhanced customer service and centralize various back office functions within their businesses. These Other Restructuring Plans also include the realignment of certain manufacturing platforms, which has resulted in the closure and consolidation of two commercial printing plants into our existing operations. The Company anticipates that the execution and completion of these initiatives will be completed by the end of 2011.

As a result of actions taken in the first six months of 2011, including the EPG Plan, the Company reduced its headcount by approximately 400 employees.

The following tables present the details of the expenses recognized as a result of all the cost savings, restructuring and integration initiatives.

2011 Activity

Restructuring and impairment charges for the three months ended July 2, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
Other Restructuring Plans	$230	$—	$—	$—	$—	$230
2009 Plan	—	—	31	(106)	279	204
2007 Plan	—	—	—	5	—	5
2005 Plan	—	—	—	—	1	1
Acquisition Integration Plans	857	594	796	10	200	2,457
Total Envelopes, Forms and Labels	1,087	594	827	(91)	480	2,897

Commercial Printing
Other Restructuring Plans	522	24	—	6	10	562
2009 Plan	—	864	126	403	455	1,848
2007 Plan	—	77	—	—	31	108
2005 Plan	—	—	—	—	6	6
Total Commercial Printing	522	965	126	409	502	2,524

Corporate
2009 Plan	—	—	—	7	33	40
2007 Plan	—	—	—	4	—	4
Total Corporate	—	—	—	11	33	44
Total Restructuring and Impairment Charges	$1,609	$1,559	$953	$329	$1,015	$5,465

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

Restructuring and impairment charges for the six months ended July 2, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
Other Restructuring Plans	$230	$—	$—	$—	$—	$230
2009 Plan	388	—	31	(63)	357	713
2007 Plan	—	—	—	12	(32)	(20)
2005 Plan	—	—	—	—	41	41
Acquisition Integration Plans	1,109	637	1,093	14	345	3,198
Total Envelopes, Forms and Labels	1,727	637	1,124	(37)	711	4,162

Commercial Printing
Other Restructuring Plans	522	24	—	6	10	562
2009 Plan	(158)	1,800	522	899	1,118	4,181
2007 Plan	—	77	—	26	136	239
2005 Plan	—	—	—	3	6	9
Total Commercial Printing	364	1,901	522	934	1,270	4,991

Corporate
2009 Plan	—	—	—	12	65	77
2007 Plan	—	—	—	4	—	4
2005 Plan	—	—	—	58	—	58
Total Corporate	—	—	—	74	65	139
Total Restructuring and Impairment Charges	$2,091	$2,538	$1,646	$971	$2,046	$9,292

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2010 Activity

Restructuring and impairment charges for the three months ended July 3, 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$2,034	$(9)	$41	$107	$51	$2,224
2007 Plan	—	—	—	(2)	15	13
2005 Plan	—	—	—	—	9	9
Acquisition Integration Plans	1,114	298	382	59	209	2,062
Total Envelopes, Forms and Labels	3,148	289	423	164	284	4,308

Commercial Printing
2009 Plan	965	1,061	460	2,634	1,179	6,299
2007 Plan	—	—	—	223	179	402
2005 Plan	—	—	—	—	64	64
Total Commercial Printing	965	1,061	460	2,857	1,422	6,765

Corporate
2009 Plan	130	—	—	—	125	255
2005 Plan	—	—	—	81	67	148
Total Corporate	130	—	—	81	192	403
Total Restructuring and Impairment Charges	$4,243	$1,350	$883	$3,102	$1,898	$11,476

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

Restructuring and impairment charges for the six months ended July 3, 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi- employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$2,886	$71	$191	$158	$1,588	$306	$5,200
2007 Plan	—	—	—	66	—	29	95
2005 Plan	—	—	—	(73)	—	9	(64)
Acquisition Integration Plans	1,253	298	634	192	—	286	2,663
Total Envelopes, Forms and Labels	4,139	369	825	343	1,588	630	7,894

Commercial Printing
2009 Plan	3,103	1,454	981	3,943	—	2,462	11,943
2007 Plan	—	74	—	42	—	287	403
2005 Plan	—	(165)	—	(50)	—	177	(38)
Total Commercial Printing	3,103	1,363	981	3,935	—	2,926	12,308

Corporate
2009 Plan	130	—	—	345	—	226	701
2005 Plan	—	—	—	133	—	67	200
Total Corporate	130	—	—	478	—	293	901
Total Restructuring and Impairment Charges	$7,372	$1,732	$1,806	$4,756	$1,588	$3,849	$21,103

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

 A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

Other Restructuring Plans	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$—	$—	$—	$—	$—
Accruals, net	6	752	—	10	768
Payments	(6)	(253)	—	(10)	(269)
Balance as of July 2, 2011	$—	$499	$—	$—	$499

2009 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$4,397	$1,333	$19,512	$—	$25,242
Accruals, net	848	230	—	1,540	2,618
Payments	(2,621)	(1,027)	(492)	(1,540)	(5,680)
Balance as of July 2, 2011	$2,624	$536	$19,020	$—	$22,180
2007 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$1,113	$—	$3,230	$—	$4,343
Accruals, net	42	—	—	104	146
Payments	(326)	—	(106)	(104)	(536)
Balance as of July 2, 2011	$829	$—	$3,124	$—	$3,953

2005 Plan	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$959	$—	$46	$—	$1,005
Accruals, net	61	—	—	47	108
Payments	(1,020)	—	(29)	(47)	(1,096)
Balance as of July 2, 2011	$—	$—	$17	$—	$17
Acquisition Integration Plans	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$1,643	$227	$—	$—	$1,870
Accruals, net	14	1,109	—	345	1,468
Payments	(265)	(611)	—	(345)	(1,221)
Balance as of July 2, 2011	$1,392	$725	$—	$—	$2,117

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income (loss)	$374	$(8,327)	$3,158	$(19,435)
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of taxes	—	3,015	—	4,904
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	687	279	1,792	567
Currency translation adjustment	169	(1,877)	1,401	(221)
Comprehensive income (loss)	$1,230	$(6,910)	$6,351	$(14,185)

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. For the three and six months ended July 2, 2011 and July 3, 2010, the effect of approximately 6,008,059 and 5,828,520, respectively, stock options outstanding and unvested restricted stock and RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator for basic and diluted loss per share
Income (loss) from continuing operations	$374	$(8,292)	$3,158	$(19,313)
Loss from discontinued operations, net of taxes	—	(35)	—	(122)
Net income (loss)	$374	$(8,327)	$3,158	$(19,435)

Denominator for weighted average common shares outstanding:
Basic shares	62,862	62,216	62,802	62,166
Dilutive effect of equity awards	577	—	422	—
Diluted shares	63,439	62,216	63,224	62,166

Income (loss) per share – basic and diluted:
Continuing operations	$0.01	$(0.13)	$0.05	$(0.31)
Discontinued operations	—	—	—	—
Net income (loss)	$0.01	$(0.13)	$0.05	$(0.31)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales:
Envelopes, forms and labels	$297,006	$240,724	$576,880	$485,905
Commercial printing	198,193	204,540	421,384	413,293
Total	$495,199	$445,264	$998,264	$899,198

Operating income (loss):
Envelopes, forms and labels	$26,786	$23,608	$49,588	$45,022
Commercial printing	14,211	3,780	25,082	3,587
Corporate	(11,606)	(8,002)	(23,129)	(17,032)
Total	$29,391	$19,386	$51,541	$31,577

Restructuring and impairment charges:
Envelopes, forms and labels	$2,897	$4,308	$4,162	$7,894
Commercial printing	2,524	6,765	4,991	12,308
Corporate	44	403	139	901
Total	$5,465	$11,476	$9,292	$21,103

Net sales by product line:
Envelopes	$188,213	$126,900	$357,242	$257,654
Commercial printing	138,414	138,046	301,199	283,519
Journals and periodicals	59,646	66,313	119,779	129,410
Labels and business forms	108,926	114,005	220,044	228,615
Total	$495,199	$445,264	$998,264	$899,198

Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,000	$1,063	$2,251	$2,345
Commercial printing to envelopes, forms and labels	1,801	1,111	2,956	1,895
Total	$2,801	$2,174	$5,207	$4,240

	July 2, 2011	January 1, 2011

Identifiable assets:
Envelopes, forms and labels	$745,493	$665,079
Commercial printing	599,562	627,982
Corporate	65,736	104,669
Total	$1,410,791	$1,397,730

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7⅞% senior subordinated notes due 2013 and the 8⅞% senior second lien notes due 2018 and, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”) in 2007, assumed Cadmus’ 8⅜% senior subordinated notes due 2014 (collectively referred to as the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of July 2, 2011 and January 1, 2011 and for the three and six months ended July 2, 2011 and July 3, 2010.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
July 2, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$7,004	$445	$4,187	$—	$11,636
Accounts receivable, net	—	100,387	174,267	9,004	—	283,658
Inventories	—	75,868	98,005	1,330	—	175,203
Notes receivable from subsidiaries	—	46,438	—	—	(46,438)	—
Prepaid and other current assets	—	52,352	9,624	4,241	—	66,217
Total current assets	—	282,049	282,341	18,762	(46,438)	536,714

Investment in subsidiaries	(330,137)	1,629,404	12,785	6,725	(1,318,777)	—
Property, plant and equipment, net	—	104,099	252,716	1,815	—	358,630
Goodwill	—	29,244	172,738	7,020	—	209,002
Other intangible assets, net	—	6,987	232,481	2,914	—	242,382
Other assets, net	—	103,747	(42,007)	2,323	—	64,063
Total assets	$(330,137)	$2,155,530	$911,054	$39,559	$(1,365,215)	$1,410,791

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,958	$4,975	$—	$—	$12,933
Accounts payable	—	89,681	86,259	1,391	—	177,331
Accrued compensation and related liabilities	—	19,154	14,299	292	—	33,745
Other current liabilities	—	61,569	25,248	2,470	—	89,287
Intercompany payable (receivable)	—	907,099	(913,495)	6,396	—	—
Notes payable to issuer	—	—	36,938	9,500	(46,438)	—
Total current liabilities	—	1,085,461	(745,776)	20,049	(46,438)	313,296

Long-term debt	—	1,272,209	12,685	—	—	1,284,894
Other liabilities	—	127,997	14,741	—	—	142,738
Shareholders’ (deficit) equity	(330,137)	(330,137)	1,629,404	19,510	(1,318,777)	(330,137)
Total liabilities and shareholders’ (deficit) equity	$(330,137)	$2,155,530	$911,054	$39,559	$(1,365,215)	$1,410,791

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended July 2, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$176,036	$314,105	$5,058	$—	$495,199
Cost of sales	—	144,736	253,722	4,452	—	402,910
Selling, general and administrative expenses	—	28,799	25,545	278	—	54,622
Amortization of intangible assets	—	101	2,576	134	—	2,811
Restructuring and impairment charges	—	2,529	2,932	4	—	5,465
Operating income (loss)	—	(129)	29,330	190	—	29,391
Gain on bargain purchase	—	(540)	—	—	—	(540)
Interest expense (income), net	—	29,220	200	(8)	—	29,412
Intercompany interest expense (income)	—	(316)	242	74	—	—
Other (income) expense, net	—	(69)	256	(38)	—	149
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(28,424)	28,632	162	—	370
Income tax expense (benefit)	—	(1,195)	1,126	65	—	(4)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(27,229)	27,506	97	—	374
Equity in income (loss) of unconsolidated subsidiaries	374	27,603	97	—	(28,074)	—
Net income (loss)	$374	$374	$27,603	$97	$(28,074)	$374

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 2, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$359,219	$627,372	$11,673	$—	$998,264
Cost of sales	—	298,794	509,012	8,925	—	816,731
Selling, general and administrative expenses	—	61,709	52,845	560	—	115,114
Amortization of intangible assets	—	201	5,117	268	—	5,586
Restructuring and impairment charges	—	4,876	4,412	4	—	9,292
Operating income (loss)	—	(6,361)	55,986	1,916	—	51,541
Gain on bargain purchase	—	(11,079)	—	—	—	(11,079)
Interest expense (income), net	—	59,232	428	(31)	—	59,629
Intercompany interest expense (income)	—	(627)	498	129	—	—
Other (income) expense, net	—	(423)	754	7	—	338
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(53,464)	54,306	1,811	—	2,653
Income tax expense (benefit)	—	1,536	(2,355)	314	—	(505)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(55,000)	56,661	1,497	—	3,158
Equity in income (loss) of unconsolidated subsidiaries	3,158	58,158	1,497	—	(62,813)	—
Net income (loss)	$3,158	$3,158	$58,158	$1,497	$(62,813)	$3,158

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 2, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$5,018	$(62,822)	$71,000	$(1,347)	$—	$11,849
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(54,784)	—	—	—	(54,784)
Capital expenditures	—	(5,283)	(2,726)	(538)	—	(8,547)
Proceeds from sale of property, plant and equipment	—	1,163	9,701	—	—	10,864
Net cash (used in) provided by investing activities	—	(58,904)	6,975	(538)	—	(52,467)
Cash flows from financing activities:
Borrowings under revolving credit facility due 2014	—	8,200	—	—	—	8,200
Proceeds from exercise of stock options	318	—	—	—	—	318
Borrowings (repayments) of other long-term debt	—	75	(3,631)	—	—	(3,556)
Repayment of term loan B due 2016	—	(1,900)	—	—	—	(1,900)
Purchase and retirement of common stock upon vesting RSUs	(496)	—	—	—	—	(496)
Intercompany advances	(4,840)	75,473	(74,875)	4,242	—	—
Net cash (used in) provided by financing activities	(5,018)	81,848	(78,506)	4,242	—	2,566
Effect of exchange rate changes on cash and cash equivalents	—	—	(34)	(34)	—	(68)
Net increase (decrease) in cash and cash equivalents	—	(39,878)	(565)	2,323	—	(38,120)
Cash and cash equivalents at beginning of period	—	46,882	1,010	1,864	—	49,756
Cash and cash equivalents at end of period	$—	$7,004	$445	$4,187	$—	$11,636

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

CENVEO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended July 3, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$170,419	$268,563	$6,282	$—	$445,264
Cost of sales	—	139,793	215,895	4,329	—	360,017
Selling, general and administrative expenses	—	26,415	24,868	201	—	51,484
Amortization of intangible assets	—	101	2,800	—	—	2,901
Restructuring and impairment charges	—	6,266	5,210	—	—	11,476
Operating income (loss)	—	(2,156)	19,790	1,752	—	19,386
Interest expense (income), net	—	31,219	278	(5)	—	31,492
Intercompany interest expense (income)	—	(254)	254	—	—	—
Other (income) expense, net	—	186	206	(87)	—	305
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(33,307)	19,052	1,844	—	(12,411)
Income tax expense (benefit)	—	(5,559)	1,364	76	—	(4,119)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(27,748)	17,688	1,768	—	(8,292)
Equity in income (loss) of unconsolidated subsidiaries	(8,327)	19,456	1,768	—	(12,897)	—
Income (loss) from continuing operations	(8,327)	(8,292)	19,456	1,768	(12,897)	(8,292)
Loss from discontinued operations, net of taxes	—	(35)	—	—	—	(35)
Net income (loss)	$(8,327)	$(8,327)	$19,456	$1,768	$(12,897)	$(8,327)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 3, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$350,272	$537,805	$11,121	$—	$899,198
Cost of sales	—	294,111	433,533	7,563	—	735,207
Selling, general and administrative expenses	—	54,586	50,615	325	—	105,526
Amortization of intangible assets	—	204	5,581	—	—	5,785
Restructuring and impairment charges	—	10,109	10,994	—	—	21,103
Operating income (loss)	—	(8,738)	37,082	3,233	—	31,577
Interest expense (income), net	—	60,479	634	(7)	—	61,106
Intercompany interest expense (income)	—	(495)	495	—	—	—
Loss on early extinguishment of debt	—	2,598	—	—	—	2,598
Other (income) expense, net	—	302	659	71	—	1,032
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(71,622)	35,294	3,169	—	(33,159)
Income tax expense (benefit)	—	(18,229)	4,312	71	—	(13,846)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(53,393)	30,982	3,098	—	(19,313)
Equity in income (loss) of unconsolidated subsidiaries	(19,435)	34,080	3,098	—	(17,743)	—
Income (loss) from continuing operations	(19,435)	(19,313)	34,080	3,098	(17,743)	(19,313)
Loss from discontinued operations, net of taxes	—	(122)	—	—	—	(122)
Net income (loss)	$(19,435)	$(19,435)	$34,080	$3,098	$(17,743)	$(19,435)

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

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which we refer to as our 2010 Form 10-K. Item 7 of our 2010 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of July 2, 2011.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) recent United States and global economic conditions have adversely affected us and could continue to do so; (ii) our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (vi) our ability to successfully integrate acquired businesses into our business; (vii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets; (viii) intense competition and fragmentation in our industry; (ix) the general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the internet and other electronic media affecting demand for our products; (xii) increases in raw material costs and decreases in their availability; (xiii) our labor relations; (xiv) our compliance with environmental laws; (xv) our dependence on key management personnel; (xvi) our dependence upon information technology systems; and (xvii) our international operations and the risks associated with operating outside of the United States. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

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

Envelopes, Forms and Labels.  We are one of the largest North American envelope manufacturers, a leading forms and labels provider and the largest North American prescription labels manufacturer for retail pharmacy chains. In February 2011, we added to our envelopes, forms and labels business with the acquisition of MeadWestvaco Corporation’s Envelope Product Group, which we refer to as EPG. Our envelopes, forms and labels segment represents approximately 60% and 58% of our net sales for the three and six months ended July 2, 2011, respectively, and primarily specializes in the design, manufacturing and printing of:

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

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. In 2010, we added to our commercial printing business with the acquisitions of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc., which we refer to as Gilbreth, Glyph International and its subsidiaries, which we refer to as Glyph, and Clixx Direct Marketing Services Inc., which we refer to as Clixx, and collectively with Gilbreth and Glyph we refer to as the 2010 Acquisitions.  Our commercial printing segment represents approximately 40% and 42% of our net sales for the three and six months ended July 2, 2011, respectively, and provides one-stop print, design, content management, fulfillment and distribution offerings, including:

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

Our commercial printing segment primarily caters to the consumer products, travel and leisure, pharmaceutical, financial services, publishing, and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad selection of commercial printing products we produce also includes specialty packaging, full body shrink sleeves, journals and specialized periodicals, annual reports, car brochures, direct mail products, advertising literature, corporate identity materials, financial printing, books, directories, calendars, brand marketing materials, catalogs, and maps.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing. Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, tobacco, neutraceutical and other large multinational consumer product companies.

Consolidated Operating Results

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes an overview of our condensed consolidated results of operations for the three and six month periods ended July 2, 2011 and July 3, 2010 followed by a discussion of the results of operations of each of our reportable segments for the same period. Our results for the three and six month periods ended July 3, 2010 do not include the operating results of EPG and Gilbreth. Our results for the three month period ended July 3, 2010 included Glyph for less than a full quarter. Our results for the six month period ended July 3, 2010 included Clixx and Glyph for less than a full six month period.

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

In the first six months of 2011, we continued to see mild recoveries within most of our product offerings. We continue to see improvements in our direct mail envelope unit volumes as our customers, primarily financial institutions, have increased their demand for customer solicitations. Several of our raw material costs increased throughout 2010 and in the first six months of 2011 and we believe they will continue to increase throughout our 2011 fiscal year. We are working closely with our vendor and customer base to ensure these material cost increases are delayed or passed on within reasonable periods of time, if possible. We believe we have to continue to monitor these price changes as we work to maintain our anticipated operating margins. Lastly, we believe that increased sales from both unit volumes and product mix changes along with cost savings actions taken to rationalize our manufacturing platform should provide increased operating margins throughout the remainder of our 2011 fiscal year.

In the first quarter of 2011, we completed the acquisition of EPG and began implementing our preliminary integration plan. We believe this acquisition will increase our net sales and provide meaningful operating margins as we integrate EPG into our existing envelope operations. We expect that this acquisition will allow us to gain incremental manufacturing efficiencies from the manufacturing equipment we acquired with the acquisition. During the first six months of 2011, we completed the closure and consolidation of two EPG plants into our existing operations, reduced headcount for duplicative functions and also announced the closure and consolidation of another EPG plant into our existing operations. Further, we believe the integration of EPG will continue to occur for at least the next twelve months and may include additional plant closures and consolidations as well as additional headcount reductions for duplicative functions. With an overlapping manufacturing footprint in multiple geographic areas, we believe that we should also be able to generate additional cash proceeds from the sale of real estate associated with EPG operating locations if we elect to close the EPG facility within that specific geographic area. As an example, during the six months ended July 2, 2011, we generated $4.7 million from the sale of an EPG facility that was closed and consolidated into our existing envelope operations. As a result of these actions combined with other realignments within our other businesses, which include centralization of customer service and various back office functions along with certain manufacturing platform realignments, we have reduced our headcount by approximately 400 employees and consolidated two smaller commercial printing plants into our existing operations.

One of the key initiatives in our business strategy has been and continues to be a focus on pursuing strategic acquisitions. Through our execution of this strategy over the past five years, we have made investments in our businesses through twelve acquisitions of companies that were either highly complementary to our existing operations or provided entry into new niche print related markets, while also divesting non-strategic businesses. We believe that our continued focus on niche print related markets, our willingness to invest in our base envelope and commercial printing businesses as well as our decisions to exit underperforming or non-strategic businesses will continue to be a focus of ours for the forseeable future. We also believe that we can deleverage our balance sheet through investments in strategic acquisitions or through divesting underperforming or non-strategic businesses. As an example of these strategies, we recently acquired a small content management business that focuses on high end book content development and project management offerings and we are currently pursuing strategic alternatives for certain underperforming non-strategic businesses currently within our manufacturing platform.

A summary of our condensed consolidated statements of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the three and six month periods ended July 2, 2011 and July 3, 2010 each consisted of 13 weeks and 26 weeks, respectively.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net sales	$495,199	$445,264	$998,264	$899,198
Operating income (loss):
Envelopes, forms and labels	26,786	23,608	49,588	45,022
Commercial printing	14,211	3,780	25,082	3,587
Corporate	(11,606)	(8,002)	(23,129)	(17,032)
Total operating income (loss)	29,391	19,386	51,541	31,577
Gain on bargain purchase.	(540)	—	(11,079)	—
Interest expense, net	29,412	31,492	59,629	61,106
Loss on early extinguishment of debt	—	—	—	2,598
Other expense, net	149	305	338	1,032
Income (loss) from continuing operations before income taxes	370	(12,411)	2,653	(33,159)
Income tax benefit	(4)	(4,119)	(505)	(13,846)
Income (loss) from continuing operations	374	(8,292)	3,158	(19,313)
Loss from discontinued operations, net of taxes	—	(35)	—	(122)
Net income (loss)	$374	$(8,327)	$3,158	$(19,435)
Income (loss) per share—basic and diluted:
Continuing operations	$0.01	$(0.13)	$0.05	$(0.31)
Discontinued operations	—	—	—	—
Net income (loss)	$0.01	$(0.13)	$0.05	$(0.31)

Net Sales

Net sales increased $49.9 million in the second quarter of 2011, as compared to the second quarter of 2010, due to higher sales from our envelopes, forms and labels segment of $56.3 million offset by lower sales from our commercial printing segment of $6.4 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales increased $99.1 million in the first six months of 2011, as compared to the first six months of 2010, due to higher sales from our envelopes, forms and labels segment of $91.0 million and from our commercial printing segment of $8.1 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $10.0 million in the second quarter of 2011, as compared to the second quarter of 2010. This increase was primarily due to increases in operating income from our commercial printing segment of $10.4 million and our envelopes, forms and labels segment of $3.2 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income increased $20.0 million in the first six months of 2011, as compared to the first six months of 2010. This increase was primarily due to increases in operating income from our commercial printing segment of $21.5 million and our envelopes, forms and labels segment of $4.6 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During the second quarter and the first six months of 2011, in connection with the acquisition of EPG, we recognized a preliminary bargain purchase gain of approximately $0.5 million and $11.1 million, respectively.

Interest Expense

 Interest expense decreased $2.1 million to $29.4 million in the second quarter of 2011, as compared to $31.5 million in the second quarter of 2010. The decrease is primarily due to the redemption of higher cost interest rate swaps, partially offset by higher average outstanding debt balances resulting from: (i) the 2010 Acquisitions, (ii) the EPG acquisition, (iii) fees related to our partial debt refinancing in February of 2010, which we refer to as the 2010 Refinancing, that included an amendment to our revolving credit facility due 2012, which we refer to as the 2006 Revolving Credit Facility, and our term loans and delayed-draw term loans due 2013, which we refer to as the Term Loans, which collectively with the 2006 Revolving Credit Facility we refer to as the Amended Credit Facilities, and the issuance of $400 million 8⅞% senior second lien notes due 2018, which we refer to as the 8⅞% Notes and (iv) fees related to our December 2010 refinancing of our remaining Amended Credit Facilities, which we refer to as the Credit Facility Refinancing, that consists of a new $530 million senior secured credit facility that includes a $150 million revolving credit facility due 2014, which we refer to as the 2010 Revolving Credit Facility, and a $380 million term loan due 2016, which we refer to as the Term Loan B, which collectively with the 2010 Revolving Credit Facility we refer to as the 2010 Credit Facilities. Interest expense in the second quarter of 2011 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.9%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 9.0% in the second quarter of 2010. We expect lower interest expense in 2011, as compared to 2010, largely due to the maturity of our interest rate swap agreements.

Interest expense decreased $1.5 million to $59.6 million in the first six months of 2011, as compared to $61.1 million in the first six months of 2010. The decrease was primarily due to the redemption of higher cost interest rate swaps, partially offset by higher average outstanding debt balances resulting from: (i) the 2010 Acquisitions, (ii) the EPG acquisition, (iii) the 2010 Refinancing and (iv) the Credit Facility Refinancing. Interest expense in the first six months of 2011 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 8.0%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.8% in the first six months of 2010.

Loss on Early Extinguishment of Debt

During the first six months of 2010, in connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million, of which $1.5 million relates to fees paid to consenting lenders and $1.1 million relates to the write-off of previously unamortized debt issuance costs.

 Income Taxes

	Three Months Ended			Six Months Ended
	July 2, 2011		July 3, 2010	July 2, 2011		July 3, 2010
	(in thousands)			(in thousands)
Income tax benefit from U.S. operations	$(491)		$(4,536)	$(1,681)		$(14,556)
Income tax expense from foreign operations	487		417	1,176		710
Income tax benefit	$(4)		$(4,119)	$(505)		$(13,846)
Effective income tax rate	(1.0	) %	33.2%	(19.0	) %	41.8%

In the second quarter of 2011, we had an income tax benefit of less than $0.1 million, compared to an income tax benefit of $4.1 million in the second quarter of 2010. The tax benefit for both periods primarily related to income tax benefits from taxes on our domestic operations. The income tax benefit for the second quarter of 2011 was substantially offset by income tax expense of $0.2 million related to our bargain purchase gain in connection with the acquisition of EPG. Our effective tax rate in the second quarter of 2011 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the second quarter of 2010 was lower than the federal statutory rate, primarily due to charges for discrete items. In the first six months of 2011, we had an income tax benefit of $0.5 million, compared to an income tax benefit of $13.8 million in the first six months of 2010. The tax benefit for both periods primarily related to income tax benefits from taxes on our domestic operations. The income tax benefit for the first six months of 2011 was substantially offset by income tax expense of $4.3 million related to our bargain purchase gain in connection with the acquisition of EPG. Our effective tax rate in the first six months of 2011 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the first six months of 2010 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of July 2, 2011, the total valuation allowance on our net U.S. deferred tax assets was approximately $24.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)		(in thousands)
Segment net sales	$297,006	$240,724	$576,880	$485,905
Segment operating income	$26,786	$23,608	$49,588	$45,022
Operating income margin	9.0%	9.8%	8.6%	9.3%
Restructuring and impairment charges	$2,897	$4,308	$4,162	$7,894

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $56.3 million, or 23.4%, in the second quarter of 2011, as compared to the second quarter of 2010. This increase was primarily due to: (i) $52.6 million of sales generated from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results in the second quarter of 2010, and (ii) higher sales of $7.2 million from price and product mix changes primarily from our financial institution envelope customers increasing their demand for direct mail products, as opposed to generic envelope products, as well as our ability to pass along price increases to our envelope customers and our short-run labels business as we were also able to increase pricing to our customers due to increases in raw material costs, offset in part by product mix changes from our higher cost envelope office product offerings to our lower cost envelope office product offerings.  These increases were offset in part by lower sales volumes of approximately $3.5 million, primarily from our long-run labels business due to lost sales from a plant closure in 2010 and our decision to exit certain low margin business.

Segment net sales for our envelopes, forms and labels segment increased $91.0 million, or 18.7%, in the first six months of 2011, as compared to the first six months of 2010. This increase was primarily due to: (i) $94.0 million of sales generated from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results in the first six months of 2010, and (ii) higher sales of $9.5 million from price and product mix changes primarily from our financial institution envelope customers increasing their demand for direct mail products, as opposed to generic envelope products, as well as our ability to pass along price increases to our envelope customers and our short-run labels business as we were also able to increase pricing to our customers due to increases in raw material costs, offset in part by product mix changes from our higher cost envelope office product offerings to our lower cost envelope office product offerings. These increases were offset in part by lower sales volumes of approximately $12.6 million, primarily from our long-run labels business due to lost sales from a plant closure in 2010 and our decision to exit certain low margin business.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $3.2 million, or 13.5%, in the second quarter of 2011, as compared to the second quarter of 2010. This increase was primarily due to: (i) increased gross margins of $5.3 million primarily due to gross margins generated from EPG, as EPG was not included in our results in the second quarter of 2010, increased gross margins due to our lower cost structure as a result of cost savings initiatives taken in prior years, and (ii) lower restructuring and impairment charges of $1.4 million. These increases were offset in part by higher selling, general and administrative expenses of $3.5 million primarily due to EPG, as EPG was not included in our results in the second quarter of 2010 and acquisition-related costs associated with the EPG acquisition, offset in part by lower selling, general and administrative expense due to our lower cost structure as a result of cost savings initiatives taken in prior years.

Segment operating income for our envelopes, forms and labels segment increased $4.6 million, or 10.1%, in the first six months of 2011, as compared to the first six months of 2010. This increase was primarily due to: (i) increased gross margins of $9.5 million primarily due to gross margins generated from EPG, as EPG was not included in our results in the first six months of 2010, and increased gross margins due to our lower cost structure as a result of cost savings initiatives taken in prior years, and (ii) lower restructuring and impairment charges of $3.7 million. These increases were offset in part by higher selling, general and administrative expenses of $8.6 million primarily due to EPG, as EPG was not included in our results in the first six months of 2010 and acquisition-related costs associated with the EPG acquisition, offset in part by lower selling, general and administrative expense due to our lower cost structure as a result of cost savings initiatives taken in prior years.

 Commercial Printing

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)		(in thousands)
Segment net sales	$198,193	$204,540	$421,384	$413,293
Segment operating income	$14,211	$3,780	$25,082	$3,587
Operating income margin	7.2%	1.8%	6.0%	0.9%
Restructuring and impairment charges	$2,524	$6,765	$4,991	$12,308

Segment Net Sales

Segment net sales for our commercial printing segment decreased $6.4 million, or 3.1%, in the second quarter of 2011, as compared to the second quarter of 2010. This decrease was primarily due to: (i) lower sales volumes of $7.9 million primarily due to lower customer demand within our STM journals and digital businesses and (ii) lower sales of $4.0 million from pricing and product mix changes primarily related to our STM journals business due to continued decline in the circulation of journals and periodicals. These decreases were offset in part by $5.6 million of higher sales from our acquisitions of Gilbreth and Glyph, as Gilbreth was not included in our results in the second quarter of 2010 and Glyph was not included for a full quarter in the second quarter of 2010.

Segment net sales for our commercial printing segment increased $8.1 million, or 2.0%, in the first six months of 2011, as compared to the first six months of 2010. This increase was primarily due to: (i) $13.8 million of higher sales from our 2010 Acquisitions as Gilbreth was not included in our results in the first six months of 2010 and Clixx and Glyph were not included for a full six months of 2010, and (ii) higher sales volumes of $0.6 million primarily due to an increase in our commercial printing and specialty packaging businesses primarily from our consumer product customers increasing their demand for advertising and marketing collateral, offset in part by lower sales volumes from lower customer demand within our STM journals and digital business. These increases were offset in part by lower sales of $6.3 million from pricing and product mix changes related to our specialty packaging business and our STM journals business due to continued declines in the circulation of journals and periodicals.

Segment Operating Income

Segment operating income for our commercial printing segment increased $10.4 million in the second quarter of 2011, as compared to the second quarter of 2010. This increase was primarily due to: (i) lower restructuring and impairment charges of $4.2 million, (ii) lower selling, general and administrative expenses of $3.5 million, resulting from our cost savings initiatives in prior years, offset in part by higher selling, general and administrative expenses from our acquisitions of Gilbreth and Glyph as Gilbreth was not included in our results in the second quarter of 2010 and Glyph was not included for a full quarter in the second quarter of 2010, and (iv) increased gross margins of $2.7 million primarily due to our lower cost structure as a result of cost savings initiatives taken in prior years and our acquisitions of Gilbreth and Glyph as Gilbreth was not included in our results in the second quarter of 2010 and Glyph was not included for a full quarter in the second quarter of 2010.

Segment operating income for our commercial printing segment increased $21.5 million in the first six months of 2011, as compared to the first six months of 2010. This increase was primarily due to: (i) increased gross margins of $9.9 million primarily due to our lower cost structure as a result of cost savings initiatives taken in prior years and our 2010 Acquisitions as Gilbreth was not included in our results in the first six months of 2010 and Clixx and Glyph were not included for a full six months in the first six months of 2010, (ii) lower restructuring and impairment charges of $7.3 million, (iii) lower selling, general and administrative expenses of $4.1 million, resulting from our cost savings initiatives in prior years, offset in part by higher selling, general and administrative expenses from our 2010 Acquisitions as Gilbreth was not included in our results in the first six months of 2010 and Clixx and Glyph were not included for a full six months in the first six months of 2010, and (iv) lower amortization expense of $0.2 million primarily due to intangible assets becoming fully amortized during 2011.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher in the second quarter of 2011, as compared to the second quarter of 2010, primarily due to higher compensation related expenses and lower vendor related discounts due to changes within our vendor programs to increase cash generation. Corporate expenses were higher in the first six months of 2011, as compared to the first six months of 2010, primarily due to higher compensation related expenses and lower vendor related discounts due to changes within our vendor programs to increase cash generation.

Restructuring and Impairment Charges

In addition to the other restructuring plans implemented by our segments below, we currently have one active and five residual cost savings, restructuring and integration plans: (i) the plan related to the integration of the EPG acquisition, which we refer to as the EPG Plan and (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions, the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan, which collectively we refer to as the Residual Plans.

Upon the completion of the EPG acquisition, we developed and implemented a preliminary plan to integrate EPG into existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of two manufacturing facilities into our existing operations and the elimination of duplicative headcount. In the second quarter of 2011, we also announced the closure and consolidation of a third EPG facility. We anticipate that the integration of EPG will continue for at least the next twelve months and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.

In 2011, our envelopes, forms and labels and commercial printing segments have implemented further cost savings initiatives, which we refer to as Other Restructuring Plans, in order to provide enhanced customer service and centralize various back office functions within our businesses. These Other Restructuring Plans also include the realignment of certain manufacturing platforms, which has resulted in the closure and consolidation of two commercial printing plants into our existing operations. We anticipate that the execution and completion of these initiatives will be completed by the end of 2011.

As a result of actions taken in the first six months of 2011, including the EPG Plan, we reduced our headcount by approximately 400 employees.

As of the quarter ended July 2, 2011, our total restructuring liability was $28.8 million, of which $5.0 million is included in other current liabilities and $23.8 million, which is expected to be paid through 2030, is included in other liabilities in our condensed consolidated balance sheet.

During the second quarter of 2011, we incurred $5.5 million of restructuring and impairment charges, which included $1.6 million of employee separation costs, asset impairments, net of $1.6 million, equipment moving expenses of $1.0 million, lease termination expenses of $0.3 million, and building clean-up and other expenses of $1.0 million. During the second quarter of 2010, we incurred $11.5 million of restructuring and impairment charges, which included $4.2 million of employee separation costs, asset impairments, net of $1.4 million, equipment moving expenses of $0.9 million, lease termination expenses of $3.1 million and building clean-up and other expenses of $1.9 million.

During the first six months of 2011, we incurred $9.3 million of restructuring and impairment charges, which included $2.1 million of employee separation costs, asset impairments, net of $2.5 million, equipment moving expenses of $1.7 million, lease termination expenses of $1.0 million and building clean-up and other expenses of $2.0 million. During the first six months of 2010, we incurred $21.1 million of restructuring and impairment charges, which included $7.4 million of employee separation costs, asset impairments, net of $1.7 million, equipment moving expenses of $1.8 million, lease termination expenses of $4.8 million, multi-employer pension withdrawal expenses of $1.6 million and building clean-up and other expenses of $3.8 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash used in operating activities was $11.8 million in the first six months of 2011, which was primarily due to our net income adjusted for non-cash items of $37.1 million, substantially offset by a decrease in our working capital of $20.5 million. The decrease in our working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of customer related payments, (ii) an increase in our inventories due to timing of work performed for our customers and (iii) a decrease in accounts payable due to the timing of vendor payments. These decreases were offset in part by a decrease in accounts receivables due to the timing of collections from and sales to our customers.

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

Net cash provided by operating activities was $29.6 million in the first six months of 2010, which was primarily due to an increase in working capital of $18.6 million and net loss adjusted for non-cash items of $17.6 million. The increase in our working capital primarily resulted from a decrease in receivables primarily due to the timing of collections from and sales to our customers and changes in other working capital primarily due to the timing of interest payments on our outstanding debt, offset in part by a decrease in accounts payable due largely to the timing of payments to our vendors and a slight increase in inventory due to the timing of work performed for our customers.

Net Cash Used in Investing Activities. Net cash used in investing activities was $52.5 million in the first six months of 2011, primarily resulting from $55.2 million of cash consideration for the EPG acquisition and capital expenditures of $8.5 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $10.9 million.

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

Net cash used in investing activities was $28.2 million in the first six months of 2010, primarily resulting from $21.5 million of cash consideration for the 2010 Acquisitions and capital expenditures of $8.2 million. These uses of cash were offset in part by $1.5 million of proceeds from the sale of property, plant and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.6 million in the first six months of 2011, primarily due to borrowings under our 2010 Revolving Credit Facility of $8.2 million, offset in part by repayments of our other long-term debt of $3.6 million and our Term Loan B of $1.9 million.

Net cash provided by financing activities was $47.0 million in the first six months of 2010, primarily due to cash proceeds from issuance of the 8⅞% Notes, net of the original issuance discount, of $397.2 million, offset in part by: (i) the repayment of our Term Loans of $311.9 million, (ii) the repayment of the 2006 Revolving Credit Facility of $22.5 million, (iii) payment of fees and expenses of $13.0 million in connection with the issuance of the 8⅞% Notes and the 2010 Refinancing, and (iv) repayments of other long-term debt of $4.1 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of July 2, 2011, an increase of $3.8 million from January 1, 2011. This increase was primarily due to the EPG acquisition partially offset by: (i) cash flow from operations and (ii) proceeds from the sale of property, plant and equipment. As of July 2, 2011, approximately 70% of our debt outstanding was subject to fixed interest rates. As of August 5, 2011, we had approximately $42.8 million borrowing availability under our 2010 Revolving Credit Facility. From time to time we may seek to refinance our debt obligations as business needs and market conditions warrant.

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

As the 2010 Credit Facilities have senior secured and first priority lien position in our capital structure and have the most restrictive covenants, then provided we are in compliance with the 2010 Credit Facilities, we would also be in compliance, in most circumstances, with our debt incurrence tests within all of our indentures.

As of July 2, 2011, we were in compliance with all debt agreement covenants.

Letters of Credit

On July 2, 2011, we had outstanding letters of credit of approximately $20.2 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:
Rating Agency	Corporate Rating	2010 Credit Facilities	8⅞% Notes	10½% Notes	7⅞% Notes	8⅜% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa1	Caa2	Caa2	Negative	July 2011
Standard & Poor’s	B	BB-	B-	CCC+	CCC+	CCC+	Stable	December 2010

In July 2011, Moody’s Investors Services, which we refer to as Moody’s reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8⅞% Notes, 10½% senior notes due 2016, which we refer to as the 10½% Notes, 7⅞% senior subordinated notes due 2013, which we refer to as the 7⅞% Notes, and 8⅜% senior subordinated notes due 2014, which we refer to as the 8⅜% Notes, in conjunction with the Credit Facility Refinancing, and the detail of our current ratings have been provided in the table above. In December 2010, Standard & Poor's Ratings Services, which we refer to as Standard & Poor’s, lowered our Corporate Rating and the ratings on our 2010 Credit Facilities, 8⅞% Notes, 10½% Notes, 7⅞% Notes and 8⅜% Notes in conjunction with the Credit Facility Refinancing, and the detail of our current ratings have been provided in the table above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect our results of operations and financial position.

As of July 2, 2011, we had no interest rate swap agreements outstanding. As of January 1, 2011, we had $200.0 million notional amount of interest rate swap agreements outstanding. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and have been evaluated for effectiveness at least quarterly. As of July 2, 2011, we had variable rate debt outstanding of $386.3 million. In addition, our Term Loan B is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 1.5%, as such, a change of 1% to current LIBOR rates would not have a significant impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended July 2, 2011, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2.5 million and $5.2 million, respectively, and operating income of approximately $0.2 million and $0.6 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 2, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2011 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended July 2, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.10
Tenth Supplemental Indenture, dated as of March 2, 2011 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7⅞% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.10 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

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

4.22
Eleventh Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the  Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8⅜% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.22 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.23
Indenture, dated as of June 13, 2008, between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed June 13, 2008.

4.24
Guarantee by Cenveo, Inc. and the other guarantors named therein relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008 filed June 13, 2008.

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

4.28
Fourth Supplemental Indenture, dated as of March 2, 2011, to the Indenture of June 13, 2008 among Cenveo Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.28 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

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

4.31
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8⅞% Notes of Cenveo Corporation— incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.32
Second Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8⅞% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.32 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

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

________________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2011.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)