Form 10-Q
period 2011-10-01
CENVEO, INC
filed 2011-11-09
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

As of November 8, 2011 the registrant had 63,260,214 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended October 1, 2011

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 1, 2011	January 1, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,577	$49,756
Accounts receivable, net	303,096	263,364
Inventories	160,558	149,151
Prepaid and other current assets	65,665	66,135
Total current assets	550,896	528,406

Property, plant and equipment, net	346,849	347,921
Goodwill	207,762	209,161
Other intangible assets, net	240,890	246,424
Other assets, net	60,745	65,818
Total assets	$1,407,142	$1,397,730

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$9,409	$10,098
Accounts payable	186,228	166,468
Accrued compensation and related liabilities	41,432	30,672
Other current liabilities	90,933	98,471
Total current liabilities	328,002	305,709

Long-term debt	1,278,286	1,283,905
Other liabilities	131,973	149,447
Commitments and contingencies Shareholders’ deficit:
Preferred stock	−	−
Common stock	633	627
Paid-in capital	348,803	342,607
Retained deficit	(658,319)	(664,282)
Accumulated other comprehensive loss	(22,236)	(20,283)
Total shareholders’ deficit	(331,119)	(341,331)
Total liabilities and shareholders’ deficit	$1,407,142	$1,397,730

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$500,552	$455,127	$1,498,816	$1,354,325
Cost of sales	402,157	365,521	1,218,888	1,100,728
Selling, general and administrative expenses	55,200	54,544	170,314	160,070
Amortization of intangible assets	2,805	3,076	8,391	8,861
Restructuring and impairment charges	4,685	188,115	13,977	209,218
Operating income (loss)	35,705	(156,129)	87,246	(124,552)
Gain on bargain purchase	(641)	−	(11,720)	−
Interest expense, net	28,435	30,953	88,064	92,059
Loss on early extinguishment of debt	−	−	−	2,598
Other (income) expense, net	(904)	83	(566)	1,115
Income (loss) from continuing operations before income taxes	8,815	(187,165)	11,468	(220,324)
Income tax expense (benefit)	6,010	(27,176)	5,505	(41,022)
Income (loss) from continuing operations	2,805	(159,989)	5,963	(179,302)
Income from discontinued operations, net of taxes	−	2,800	−	2,678
Net income (loss)	$2,805	$(157,189)	$5,963	$(176,624)

Income (loss) per share – basic and diluted:
Continuing operations	$0.04	$(2.56)	$0.09	$(2.88)
Discontinued operations	−	0.04	−	0.04
Net income (loss)	$0.04	$(2.52)	$0.09	$(2.84)
Weighted average shares outstanding:
Basic	63,068	62,473	62,891	62,268
Diluted	63,197	62,473	63,157	62,268

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income (loss)	$5,963	$(176,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of taxes	—	(2,678)
Depreciation and amortization, excluding non-cash interest expense, net	50,264	50,102
Non-cash interest expense, net	4,100	3,423
Loss on early extinguishment of debt	—	2,598
Stock-based compensation provision	7,129	8,791
Non-cash restructuring and impairment charges, net of gain on sale	3,209	188,831
Bargain purchase gain	(11,720)	—
Deferred income taxes	1,799	(40,105)
Non-cash taxes	—	(4,001)
Loss on sale of assets	318	31
Other non-cash charges	5,213	6,196
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(12,516)	2,054
Inventories	8,627	(9,617)
Accounts payable and accrued compensation and related liabilities	10,556	(3,196)
Other working capital changes	(15,687)	1,953
Other, net	(18,374)	(4,066)
Net cash provided by operating activities	38,881	23,692
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(59,719)	(21,507)
Capital expenditures	(11,217)	(13,578)
Proceeds from sale of property, plant and equipment	10,989	2,918
Net cash used in investing activities	(59,947)	(32,167)
Cash flows from financing activities:
Repayments of other long-term debt	(4,505)	(5,613)
Repayment of term loan B due 2016	(2,850)	—
Purchase and retirement of common stock upon vesting of RSUs	(1,283)	(1,001)
Proceeds from exercise of stock options	350	1,670
Proceeds from issuance of 8⅞% senior second lien notes	—	397,204
Repayment of term loans	—	(312,902)
Repayments under revolving credit facility due 2012	—	(22,500)
Payment of refinancing or repurchase fees, redemption premiums and expenses	—	(13,009)
Net cash (used in) provided by financing activities	(8,288)	43,849
Effect of exchange rate changes on cash and cash equivalents	1,175	900
Net (decrease) increase in cash and cash equivalents	(28,179)	36,274
Cash and cash equivalents at beginning of period	49,756	10,796
Cash and cash equivalents at end of period	$21,577	$47,070

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and its subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of October 1, 2011, and the results of operations and cash flows as of and for the three and nine months ended October 1, 2011 and October 2, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine months ended October 1, 2011 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality and restructuring, acquisition and debt related activities or transactions. The January 1, 2011 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (“Form 10-K”) filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and nine months ended October 1, 2011 and October 2, 2010, each consisted of 13 weeks and 39 weeks, respectively.

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

In September 2011, an accounting pronouncement was issued to update the testing of goodwill for impairment.  This pronouncement provides companies with the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of its goodwill impairment test. If a company determines, on the basis of qualitative factors, the fair value of a reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required to be performed. Otherwise, further impairment testing would not be needed. This pronouncement will become effective for the Company in 2012. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In September 2011, an accounting pronouncement was issued to increase the quantitative and qualitative disclosures a contributing employer is required to provide about its participation in significant multi-employer plans that offer pension or other postretirement benefits. The objective is to enhance the transparency of this disclosure by reporting: (i) the significant multi-employer plans in which an employer participates, (ii) the level of the employer’s participation in these plans, (iii) the financial health of the plans, and (iv) the nature of the employer’s commitments to the plans. This pronouncement will become effective for the Company in the fourth quarter of 2011. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the statement of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and were $0.8 million and $1.9 million for the three months ended October 1, 2011 and October 2, 2010, respectively, and $4.9 million and $3.6 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

2011

Nesbitt

On August 1, 2011, the Company acquired essentially all of the assets of Nesbitt Graphics, Inc. (“Nesbitt”), which had annual net sales of approximately $5.6 million prior to the acquisition by the Company. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance the Company’s content management operations. The total preliminary purchase price was approximately $5.0 million, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The Nesbitt acquisition preliminarily resulted in $1.3 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company’s commercial printing segment. The Company believes that the recognized goodwill related to Nesbitt is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to customer relationships of $1.4 million, which are being amortized over their estimated useful life of 10 years.

Nesbitt’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from August 1, 2011. Pro forma results for the three and nine months ended October 1, 2011 and October 2, 2010, assuming the acquisition of Nesbitt had been made on January 3, 2010, have not been presented since the effect would not be material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Envelope Product Group

On February 1, 2011, the Company acquired the assets of MeadWestvaco Corporation’s Envelope Product Group (“EPG”). EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets and had approximately 900 employees, all of which were located in the United States. Prior to the acquisition, EPG had annual net sales of approximately $240 million. The Company believes EPG will further strengthen its existing envelope operations and will provide for manufacturing efficiencies given EPG’s unique asset base and geographic overlap of facilities that exists between EPG and the Company’s existing envelope operations. EPG was assigned to the Company’s envelopes, forms and labels segment. The purchase price was approximately $55.2 million and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The changes to the Company’s preliminary purchase price allocation primarily relate to inventory fair value of $0.5 million, revisions to property, plant and equipment valuations of $0.4 million and adjustments to certain accruals of $0.2 million to present them at their estimated fair value. The purchase price allocation will be finalized upon completion of property, plant and equipment valuations. The EPG acquisition preliminarily resulted in a bargain purchase gain of approximately $11.7 million, which was recognized in the Company’s condensed consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the preliminary fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire EPG for less than the fair value of its net assets due to its operating results prior to the Company's acquisition and given its parent company’s desire to exit a non-core business. The acquired identifiable intangible assets relate to: (i) a trade name of $1.0 million, which is being amortized over its estimated useful life of 10 years and (ii) a patent of $0.5 million, which is being amortized over its estimated useful life of 15 years.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price of EPG to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of February 1, 2011
Accounts receivable, net	$29,817
Inventories	21,893
Other current assets	386
Property, plant and equipment	38,388
Other intangible assets	1,500
Other assets	2,240
Total assets acquired	94,224
Current liabilities	25,583
Other liabilities	1,763
Total liabilities assumed	27,346
Net assets acquired	66,878
Cost of EPG acquisition	55,158
Gain on bargain purchase of EPG	$11,720

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

EPG’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 1, 2011 and are not included in 2010. As a result of the Company’s integration of EPG into the Company’s existing envelope operations, it is impracticable to disclose the amounts of revenues and earnings of EPG since the acquisition date.

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three months ended October 2, 2010 and the nine months ended October 1, 2011 and October 2, 2010 presented herein has been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

	Three Months Ended October 2, 2010
	As Reported	Pro Forma
Net sales	$455,127	$514,800
Operating loss	(156,129)	(158,701)
Loss from continuing operations	(159,989)	(162,573)
Net loss	(157,189)	(159,773)
Income (loss) per share – basic and diluted:
Continuing operations	$(2.56)	$(2.60)
Discontinued operations	0.04	0.04
Net loss	$(2.52)	$(2.56)

Weighted average shares outstanding:
Basic and diluted	62,473	62,473

	Nine Months Ended October 1, 2011		Nine Months Ended October 2, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$1,498,816	$1,519,598	$1,354,325	$1,539,216
Operating income (loss)	87,246	92,010	(124,552)	(128,502)
Income (loss) from continuing operations	5,963	1,731	(179,302)	(180,498)
Net income (loss)	5,963	1,731	(176,624)	(177,820)
Income (loss) per share – basic and diluted:
Continuing operations	$0.09	$0.03	$(2.88)	$(2.90)
Discontinued operations	—	—	0.04	0.04
Net income (loss)	$0.09	$0.03	$(2.84)	$(2.86)
Weighted average shares outstanding:
Basic	62,891	62,891	62,268	62,268
Diluted	63,157	63,157	62,268	62,268

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual condensed consolidated results of operations had the EPG acquisition actually been consummated as of the beginning of the period noted above or of the Company’s expected future results of operations. The adjustments related to the EPG acquisition supplemental pro forma consolidated summary financial information above include the elimination of sales between the Company and EPG, removal of acquisition related expenses and bargain purchase gain related to the acquisition, an estimate of the interest expense related to the increased debt resulting from the EPG acquisition and an adjustment to the statutory income tax rate. In addition, the Company has performed its preliminary assessment of the purchase price allocation by identifying intangible assets and estimating the fair value of intangible and tangible assets, including a trade name, patent and property, plant and equipment for which pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values. Differences between the preliminary and final purchase price allocation could have a material impact on the supplemental pro forma consolidated summary financial information and the Company’s financial statements.

2010

Gilbreth

On November 29, 2010, the Company acquired the common stock of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc. (“Gilbreth”), which had annual net sales of approximately $17.0 million prior to its acquisition by the Company. This acquisition expands the Company’s packaging platform to include shrink sleeve printing. Gilbreth focuses on manufacturing full body shrink sleeves and tamper evident neck bands, mainly in the food and beverage, pharmaceutical and neutraceutical markets. The total purchase price was approximately $18.7 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The changes to the Company’s purchase price allocation of $2.4 million primarily relate to the completion of the pre-acquisition period income tax returns and the allocation of tax loss attributes to the Company on a post-acquisition basis. The Gilbreth acquisition resulted in $3.1 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) the Gilbreth trade name of $3.9 million, which is being amortized over its estimated useful life of 20 years, and (ii) customer relationships of $3.1 million, which are being amortized over their estimated weighted average useful lives of 15 years.

Gilbreth’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from November 29, 2010.  Pro forma results for the three and nine months ended October 2, 2010, assuming the acquisition of Gilbreth had been made on January 4, 2009, have not been presented since the effect would not be material.

Glyph

On May 31, 2010, the Company acquired all of the common stock of Glyph International and its subsidiaries (“Glyph”), which had annual net sales of approximately $9.0 million prior to its acquisition by the Company. Glyph is a leading provider of content solutions to publishers, with operations in Bangalore and New Delhi, India, and was acquired to further enhance the Company’s content management operations. Glyph specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation. The total purchase price was $15.1 million, net of cash acquired of $2.3 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Glyph acquisition resulted in $9.5 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.1 million, which are being amortized over their weighted average useful lives of seven years, and (ii) a trade name of $0.4 million, which is being amortized over its useful life of four years.

Glyph’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from June 1, 2010. Pro forma results for the nine months ended October 2, 2010, assuming the acquisition of Glyph had been made on January 4, 2009, have not been presented since the effect would not be material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions (Continued)

Clixx

On February 11, 2010, the Company acquired the assets of Clixx Direct Marketing Services, Inc. (“Clixx”), which had annual net sales of approximately $16.7 million prior to its acquisition by the Company. The acquisition of Clixx allows the Company’s Canadian operations an opportunity to provide certain customers with end-of-production capabilities. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Clixx acquisition resulted in $5.3 million of goodwill, all of which is deductible for income tax purposes, and was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible asset relates to customer relationships of $1.3 million, which are being amortized over their weighted average useful lives of nine years.

Clixx’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from February 11, 2010. Pro forma results for the nine months ended October 2, 2010, assuming the acquisition of Clixx had been made on January 4, 2009, have not been presented since the effect would not be material.

3. Inventories

Inventories by major category are as follows (in thousands):

	October 1, 2011	January 1, 2011
Raw materials	$67,309	$66,390
Work in process	24,528	28,468
Finished goods	68,721	54,293
	$160,558	$149,151

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	October 1, 2011	January 1, 2011
Land and land improvements	$20,630	$16,023
Buildings and building improvements	116,645	105,757
Machinery and equipment	622,606	608,601
Furniture and fixtures	11,757	11,823
Construction in progress	6,086	7,799
	777,724	750,003
Accumulated depreciation	(430,875)	(402,082)
	$346,849	$347,921

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

In the nine months ended October 1, 2011, the Company sold four manufacturing facilities, of which two related to its envelopes, forms and labels segment and two related to its commercial printing segment, for net proceeds of $9.6 million. The Company also sold certain manufacturing assets for net proceeds of $1.0 million. These assets were previously classified as available for sale and were recorded at their fair value less estimated cost to sell.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of October 1, 2011 and January 1, 2011 by reportable segment are as follows (in thousands):

	Envelopes, Forms and Labels	Commercial Printing	Total
Balance as of January 1, 2011	$152,866	$56,295	$209,161
Acquisitions, net	—	(1,165)	(1,165)
Foreign currency translation	—	(234)	(234)
Balance as of October 1, 2011	$152,866	$54,896	$207,762

Other intangible assets are as follows (in thousands):

						January 1, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	12	$181,067	$(27,234)	$(55,360)	$98,473	$179,722	$(27,234)	$(48,308)	$104,180
Trademarks and trade names	21	26,261	—	(6,903)	19,358	25,261	—	(5,934)	19,327
Patents	8	3,528	—	(2,515)	1,013	3,028	—	(2,292)	736
Non-compete agreements	1	510	—	(421)	89	1,616	—	(1,444)	172
Other	7	600	—	(143)	457	802	—	(293)	509
Subtotal	14	211,966	(27,234)	(65,342)	119,390	210,429	(27,234)	(58,271)	124,924

Intangible assets with indefinite lives:
Trademarks	143,500	(22,000)	—	121,500	143,500	(22,000)	—	121,500
Total	$355,466	$(49,234)	$(65,342)	$240,890	$353,929	$(49,234)	$(58,271)	$246,424

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2011	$11,173
2012	10,994
2013	10,710
2014	10,581
2015	9,443

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	October 1, 2011	January 1, 2011
Revolving credit facility, due 2014	$—	$—
7⅞% senior subordinated notes, due 2013	296,270	296,270
8⅜% senior subordinated notes, due 2014 ($32.2 million outstanding principal amount as of October 1, 2011 and January 1, 2011)	32,532	32,610
Term loan B, due 2016 ($377.2 million and $380.0 million outstanding principal amount as of October 1, 2011 and January 1, 2011, respectively)	373,825	376,200
10½% senior notes, due 2016	170,000	170,000
8⅞% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of October 1, 2011 and January 1, 2011)	397,634	397,432
Other debt including capital leases	17,434	21,491
	1,287,695	1,294,003
Less current maturities	(9,409)	(10,098)
Long-term debt	$1,278,286	$1,283,905

 The estimated fair value of the Company’s long-term debt was approximately $1.1 billion and $1.3 billion as of October 1, 2011 and January 1, 2011, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of interest rates on financing options available to the Company with similar terms and maturities.

As of October 1, 2011, the Company was in compliance with all debt agreement covenants.

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. The Company’s hedges of interest rate risk were designated and documented at inception as cash flow hedges and were evaluated for effectiveness at least quarterly. As of October 1, 2011, the Company did not have any outstanding interest rate swap obligations. As of January 1, 2011, the Company had $200.0 million notional amount of such interest rate swaps. During the nine months ended October 1, 2011, the Company redeemed all of the remaining $200.0 million notional amount of its interest rate swaps. For the nine months ended October 1, 2011, income from ineffectiveness of $2.2 million and expense of $2.2 million, respectively, relating to the amortization from accumulated other comprehensive income (loss) (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations. For the three and nine months ended October 2, 2010, income from ineffectiveness of $0.3 million and $1.0 million, respectively, and expense of $0.2 million and $1.2 million, respectively, relating to the amortization from accumulated other comprehensive income (loss) (Note 12) was recorded in interest expense, net in the condensed consolidated statement of operations.

           The Company’s interest rate swaps were valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation were maturity and interest rate yield curves, specifically three-month London Interbank Offered Rate, using commercially available market sources. The interest rate swaps were categorized as Level 2 under the fair value hierarchy. The table below presents the fair value of the Company’s interest rate swaps (in thousands):

	October 1, 2011	January 1, 2011
Current Liabilities:
Interest Rate Swaps (ineffective)	$—	$2,222

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

Subsequent Event

On October 28, 2011, the Company amended (the “Amendment”) its $530 million senior secured facility, which includes a $150 million revolving credit facility due 2014 and a $380 million term loan due 2016 (“2010 Credit Facilities”). The Amendment allows the Company to repurchase up to $30 million of its outstanding notes, subject to a maximum leverage ratio. In connection with the Amendment, the Company paid $2.6 million to consenting lenders, which will be capitalized and amortized to interest expense, net in the condensed consolidated statement of operations over the remaining life of the 2010 Credit Facilities. The Company may from time to time seek to purchase its outstanding notes in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

7. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s financial statements. In September of 2011, the Company reached an agreement with all defendants to settle all controversies and disputes and agreed to dismiss all claims against the defendants with prejudice in connection with a civil litigation filed in Minneapolis, Minnesota. This settlement was recorded as a reduction to selling, general and administrative expenses in the condensed consolidated statement of operations.

The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. There have been no material changes related to these environmental matters and, based on information currently available, the Company believes that remediation of these environmental matters will not have a material adverse effect on the Company’s financial statements.

The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company’s financial statements.

The Company participates in a number of multi-employer pension plans for union employees (“Multi-Employer Plans”) and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Plans. One of the Multi-Employer Plans is in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers from these Multi-Employer Plans, continued participation in or withdrawal from these multi-employer pension plans could have a material impact on the Company’s financial statements.

8. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Fair Value Measurements (Continued)

The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its interest rate swap contracts (Note 6) and its pension and other postretirement plan assets at fair value. The table below presents the carrying value and fair value of these assets and liabilities of the Company as of October 1, 2011 and January 1, 2011, respectively (in thousands):

	October 1, 2011		January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$21,577	$21,577	$49,756	$49,756
Accounts receivable, net	303,096	303,096	263,364	263,364
Current maturities of long-term debt	9,409	9,409	10,098	10,098
Accounts payable	186,228	186,228	166,468	166,468

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

9. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$440	$244	$1,097	$733
Interest cost	3,722	3,905	11,265	11,947
Expected return on plan assets	(4,094)	(3,614)	(12,275)	(10,843)
Net amortization and deferral	(2)	1	(4)	2
Recognized net actuarial loss	190	559	822	1,678
Net periodic expense	$256	$1,095	$905	$3,517

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s other postretirement plans in both the three months ended October 1, 2011 and October 2, 2010 and $0.6 million and $0.9 million in the nine months ended October 1, 2011 and October 2, 2010, respectively.

For the nine months ended October 1, 2011, the Company made contributions of $17.6 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $3.5 million to its pension plans and postretirement plans for the remainder of 2011.

10. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $2.1 million and $7.1 million for the three and nine months ended October 1, 2011, respectively, and $3.2 million and $8.8 million for the three and nine months ended October 2, 2010, respectively.

As of October 1, 2011, there was approximately $11.8 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.4 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (Continued)

Stock Options

A summary of the Company’s outstanding stock options as of and for the nine months ended October 1, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (In Thousands)
Outstanding at January 1, 2011	3,805,224	$10.70	3.1	$1,075
Granted	590,000	5.62
Exercised	(70,598)	4.04		$141
Forfeited	(99,146)	7.10
Outstanding at October 1, 2011	4,225,480	$10.18	2.8	$—
Exercisable at October 1, 2011	2,761,230	$12.59	1.8	$—
_________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at October 1, 2011 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

The weighted-average grant date fair value of stock options granted during the nine month period ended October 1, 2011 were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

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

Restricted Shares and Restricted Share Units (“RSUs”)

A summary of the Company’s unvested restricted shares and RSUs as of and for the nine months ended October 1, 2011 is as follows:

	Restricted Shares		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	25,300	$6.53	1,720,674	$8.13
Granted	—	—	806,084	5.62
Vested	—	—	(745,674)	9.42
Forfeited	(25,300)	6.53	(8,750)	7.28
Unvested at October 1, 2011	—	$—	1,772,334	$6.45

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (Continued)

The total fair value of RSUs that vested during the three and nine months ended October 1, 2011 was $1.5 million and $3.7 million, respectively, as of the respective vesting dates.

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

EPG Plan

Upon the completion of the EPG acquisition, the Company developed and implemented its preliminary plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of three manufacturing facilities into the Company’s existing operations and the elimination of duplicative headcount. The Company anticipates that the integration of EPG will continue into 2012 and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.

Other Restructuring Plans

In 2011, the envelopes, forms and labels and commercial printing segments have implemented further cost savings initiatives (“Other Restructuring Plans”) in order to provide enhanced customer service, centralize various back office functions or rationalize their businesses. These Other Restructuring Plans also include the realignment of certain manufacturing platforms, which has resulted in the closure and consolidation of two commercial printing plants into our existing operations. The Company anticipates that these initiatives will be completed by the end of 2011.

As a result of actions taken in the nine months ended October 1, 2011, including the EPG Plan, the Company reduced its headcount by approximately 600 employees.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

The following tables present the details of the expenses recognized as a result of all the cost savings, restructuring and integration initiatives.

2011 Activity

Restructuring and impairment charges for the three months ended October 1, 2011 were as follows (in thousands):
	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi- Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
Other Restructuring Plans	$315	$—	$—	$—	$—	$—	$315
2009 Plan	(1)	—	—	(30)	(166)	16	(181)
2007 Plan	—	—	—	6	—	—	6
Acquisition Integration Plans	696	131	543	17	—	90	1,477
Total Envelopes, Forms and Labels	1,010	131	543	(7)	(166)	106	1,617

Commercial Printing
Other Restructuring Plans	248	42	53	131	—	187	661
2009 Plan	—	—	—	87	1,907	308	2,302
2007 Plan	—	—	—	337	(389)	50	(2)
Total Commercial Printing	248	42	53	555	1,518	545	2,961

Corporate
2009 Plan	—	—	—	3	—	122	125
2007 Plan	—	—	—	5	—	—	5
2005 Plan	—	—	—	—	—	(23)	(23)
Total Corporate	—	—	—	8	—	99	107
Total Restructuring and Impairment Charges	$1,258	$173	$596	$556	$1,352	$750	$4,685

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

Restructuring and impairment charges for the nine months ended October 1, 2011 were as follows (in thousands):
	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
Other Restructuring Plans	$545	$—	$—	$—	$—	$—	$545
2009 Plan	387	—	31	(93)	(166)	373	532
2007 Plan	—	—	—	18	—	(32)	(14)
2005 Plan	—	—	—	—	—	41	41
Acquisition Integration Plans	1,805	768	1,636	31	—	435	4,675
Total Envelopes, Forms and Labels	2,737	768	1,667	(44)	(166)	817	5,779

Commercial Printing
Other Restructuring Plans	770	66	53	137	—	197	1,223
2009 Plan	(158)	1,800	522	986	1,907	1,426	6,483
2007 Plan	—	77	—	363	(389)	186	237
2005 Plan	—	—	—	3	—	6	9
Total Commercial Printing	612	1,943	575	1,489	1,518	1,815	7,952

Corporate
2009 Plan	—	—	—	15	—	187	202
2007 Plan	—	—	—	9	—	—	9
2005 Plan	—	—	—	58	—	(23)	35
Total Corporate	—	—	—	82	—	164	246
Total Restructuring and Impairment Charges	$3,349	$2,711	$2,242	$1,527	$1,352	$2,796	$13,977

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

2010 Activity

Restructuring and impairment charges for the three months ended October 2, 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi- Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$45	$(7)	$—	$139	$2,266	$70	$2,513
2007 Plan	—	—	—	(23)	—	17	(6)
2005 Plan	—	—	—	—	—	(46)	(46)
Acquisition Integration Plans	96	39	66	2	—	267	470
Total Envelopes, Forms and Labels	141	32	66	118	2,266	308	2,931

Commercial Printing
2009 Plan	413	(320)	404	210	—	937	1,644
2007 Plan	—	—	—	(2)	—	150	148
2005 Plan	—	—	—	8	—	31	39
Acquisition Integration Plans	78	—	—	159	—	—	237
Subtotal	491	(320)	404	375	—	1,118	2,068
Asset Impairments	—	181,419	—	—	—	—	181,419
Total Commercial Printing	491	181,099	404	375	—	1,118	183,487

Corporate
2009 Plan	1,504	—	—	2	—	67	1,573
2005 Plan	—	—	—	81	—	43	124
Total Corporate	1,504	—	—	83	—	110	1,697
Total Restructuring and Impairment Charges	$2,136	$181,131	$470	$576	$2,266	$1,536	$188,115

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

Restructuring and impairment charges for the nine months ended October 2, 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes, Forms and Labels
2009 Plan	$2,931	$64	$191	$297	$3,854	$376	$7,713
2007 Plan	—	—	—	43	—	46	89
2005 Plan	—	—	—	(73)	—	(37)	(110)
Acquisition Integration Plans	1,349	337	700	194	—	553	3,133
Total Envelopes, Forms and Labels	4,280	401	891	461	3,854	938	10,825

Commercial Printing
2009 Plan	3,516	1,134	1,385	4,153	—	3,399	13,587
2007 Plan	—	74	—	40	—	437	551
2005 Plan	—	(165)	—	(42)	—	208	1
Acquisition Integration Plans	78	—	—	159	—	—	237
Subtotal	3,594	1,043	1,385	4,310	—	4,044	14,376
Asset Impairments	—	181,419	—	—	—	—	181,419
Total Commercial Printing	3,594	182,462	1,385	4,310	—	4,044	195,795

Corporate
2009 Plan	1,634	—	—	348	—	292	2,274
2005 Plan	—	—	—	214	—	110	324
Total Corporate	1,634	—	—	562	—	402	2,598
Total Restructuring and Impairment Charges	$9,508	$182,863	$2,276	$5,333	$3,854	$5,384	$209,218

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring and Impairment Charges (Continued)

 A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

Other Restructuring Plans	Lease Termination	Employee Separation Costs	Multi- Employer Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$—	$—	$—	$—	$—
Accruals, net	137	1,315	—	197	1,649
Payments	(39)	(771)	—	(197)	(1,007)
Balance as of October 1, 2011	$98	$544	$—	$—	$642

2009 Plan	Lease Termination	Employee Separation Costs	Multi- Employer Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$4,397	$1,333	$19,512	$—	$25,242
Accruals, net	908	229	1,741	1,986	4,864
Payments	(3,376)	(1,205)	(767)	(1,986)	(7,334)
Balance as of October 1, 2011	$1,929	$357	$20,486	$—	$22,772

2007 Plan	Lease Termination	Employee Separation Costs	Multi- Employer Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$1,113	$—	$3,230	$—	$4,343
Accruals, net	390	—	(389)	154	155
Payments	(447)	—	(221)	(154)	(822)
Balance as of October 1, 2011	$1,056	$—	$2,620	$—	$3,676

2005 Plan	Lease Termination	Employee Separation Costs	Multi- Employer Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$959	$—	$46	$—	$1,005
Accruals, net	61	—	—	24	85
Payments	(1,020)	—	(46)	(24)	(1,090)
Balance as of October 1, 2011	$—	$—	$—	$—	$—

Acquisition Integration Plans	Lease Termination	Employee Separation Costs	Multi- Employer Pension Withdrawal Liabilities	Building Clean-up & Other Expenses	Total
Balance as of January 1, 2011	$1,643	$227	$—	$—	$1,870
Accruals, net	31	1,805	—	435	2,271
Payments	(332)	(1,338)	—	(435)	(2,105)
Balance as of October 1, 2011	$1,342	$694	$—	$—	$2,036

Goodwill and Other Long-Lived Asset Impairments

In the third quarter of 2010, the Company recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived trade name and $27.2 million related to customer relationships in its Publisher Services Group reporting unit.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income (loss)	$2,805	$(157,189)	$5,963	$(176,624)
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of taxes	—	3,278	—	8,182
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	224	1,792	791
Currency translation adjustment	(5,146)	2,390	(3,745)	2,169
Comprehensive income (loss)	$(2,341)	$(151,297)	$4,010	$(165,482)

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, restricted stock and RSUs to issue common stock were exercised under the treasury stock method. For the three and nine months ended October 1, 2011 and October 2, 2010, the effect of approximately 5,731,478 and 5,085,341, respectively, stock options outstanding and unvested restricted stock and RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator for basic and diluted loss per share:
Income (loss) from continuing operations	$2,805	$(159,989)	$5,963	$(179,302)
Income from discontinued operations, net of taxes	—	2,800	—	2,678
Net income (loss)	$2,805	$(157,189)	$5,963	$(176,624)

Denominator for weighted average common shares outstanding:
Basic shares	63,068	62,473	62,891	62,268
Dilutive effect of equity awards	129	—	266	—
Diluted shares	63,197	62,473	63,157	62,268

Income (loss) per share – basic and diluted:
Continuing operations	$0.04	$(2.56)	$0.09	$(2.88)
Discontinued operations	—	0.04	—	0.04
Net income (loss)	$0.04	$(2.52)	$0.09	$(2.84)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Segment Information (Continued)

The following tables present certain segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales:
Envelopes, forms and labels	$288,235	$243,743	$865,115	$729,648
Commercial printing	212,317	211,384	633,701	624,677
Total	$500,552	$455,127	$1,498,816	$1,354,325

Operating income (loss):
Envelopes, forms and labels	$29,900	$23,182	$79,488	$68,204
Commercial printing	15,350	(168,144)	40,432	(164,557)
Corporate	(9,545)	(11,167)	(32,674)	(28,199)
Total	$35,705	$(156,129)	$87,246	$(124,552)

Restructuring and impairment charges:
Envelopes, forms and labels	$1,617	$2,931	$5,779	$10,825
Commercial printing	2,961	183,487	7,952	195,795
Corporate	107	1,697	246	2,598
Total	$4,685	$188,115	$13,977	$209,218

Net sales by product line:
Envelopes	$181,891	$129,969	$539,133	$387,623
Commercial printing	153,113	152,502	454,312	436,021
Journals and periodicals	59,051	58,653	178,830	188,063
Labels and business forms	106,497	114,003	326,541	342,618
Total	$500,552	$455,127	$1,498,816	$1,354,325

Intercompany sales:
Envelopes, forms and labels to commercial printing	$1,013	$1,070	$3,264	$3,415
Commercial printing to envelopes, forms and labels	860	865	3,816	2,760
Total	$1,873	$1,935	$7,080	$6,175

	October 1, 2011	January 1, 2011

Identifiable assets:
Envelopes, forms and labels	$734,382	$665,079
Commercial printing	599,961	627,982
Corporate	72,799	104,669
Total	$1,407,142	$1,397,730

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 1, 2011 and January 1, 2011 and for the three and nine months ended October 1, 2011 and October 2, 2010.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
October 1, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$19,243	$175	$2,159	$—	$21,577
Accounts receivable, net	—	113,731	188,076	1,289	—	303,096
Inventories	—	68,933	91,487	138	—	160,558
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	50,570	11,175	3,920	—	65,665
Total current assets	—	293,315	290,913	7,506	(40,838)	550,896

Investment in subsidiaries	(331,119)	1,655,497	10,874	6,725	(1,341,977)	—
Property, plant and equipment, net	—	103,799	241,760	1,290	—	346,849
Goodwill	—	29,244	171,498	7,020	—	207,762
Other intangible assets, net	—	6,887	231,223	2,780	—	240,890
Other assets, net	—	102,391	(43,914)	2,268	—	60,745
Total assets	$(331,119)	$2,191,133	$902,354	$27,589	$(1,382,815)	$1,407,142

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,435	$4,974	$—	$—	$9,409
Accounts payable	—	87,008	98,334	886	—	186,228
Accrued compensation and related liabilities	—	25,626	15,552	254	—	41,432
Other current liabilities	—	63,098	25,083	2,752	—	90,933
Intercompany payable (receivable)	—	957,719	(959,917)	2,198	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,137,886	(779,036)	9,990	(40,838)	328,002

Long-term debt	—	1,266,460	11,826	—	—	1,278,286
Other liabilities	—	117,906	14,067	—	—	131,973
Shareholders’ (deficit) equity	(331,119)	(331,119)	1,655,497	17,599	(1,341,977)	(331,119)
Total liabilities and shareholders’ (deficit) equity	$(331,119)	$2,191,133	$902,354	$27,589	$(1,382,815)	$1,407,142

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended October 1, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$194,126	$302,760	$3,666	$—	$500,552
Cost of sales	—	160,241	238,182	3,734	—	402,157
Selling, general and administrative expenses	—	29,471	25,478	251	—	55,200
Amortization of intangible assets	—	123	2,548	134	—	2,805
Restructuring and impairment charges	—	2,907	1,778	—	—	4,685
Operating income (loss)	—	1,384	34,774	(453)	—	35,705
Gain on bargain purchase	—	(641)	—	—	—	(641)
Interest expense (income), net	—	28,257	187	(9)	—	28,435
Intercompany interest expense (income)	—	(292)	238	54	—	—
Other (income) expense, net	—	557	(758)	(703)	—	(904)
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(26,497)	35,107	205	—	8,815
Income tax expense (benefit)	—	2,969	3,144	(103)	—	6,010
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(29,466)	31,963	308	—	2,805
Equity in income (loss) of unconsolidated subsidiaries	2,805	32,271	308	—	(35,384)	—
Net income (loss)	$2,805	$2,805	$32,271	$308	$(35,384)	$2,805

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended October 1, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$553,345	$930,132	$15,339	$—	$1,498,816
Cost of sales	—	459,035	747,194	12,659	—	1,218,888
Selling, general and administrative expenses	—	91,180	78,323	811	—	170,314
Amortization of intangible assets	—	324	7,665	402	—	8,391
Restructuring and impairment charges	—	7,783	6,190	4	—	13,977
Operating income (loss)	—	(4,977)	90,760	1,463	—	87,246
Gain on bargain purchase	—	(11,720)	—	—	—	(11,720)
Interest expense (income), net	—	87,489	615	(40)	—	88,064
Intercompany interest expense (income)	—	(919)	736	183	—	—
Other (income) expense, net	—	134	(4)	(696)	—	(566)
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(79,961)	89,413	2,016	—	11,468
Income tax expense	—	4,505	789	211	—	5,505
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(84,466)	88,624	1,805	—	5,963
Equity in income (loss) of unconsolidated subsidiaries	5,963	90,429	1,805	—	(98,197)	—
Net income (loss)	$5,963	$5,963	$90,429	$1,805	$(98,197)	$5,963

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 1, 2011
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,129	$(95,991)	$122,463	$5,280	$—	$38,881
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(59,719)	—	—	—	(59,719)
Capital expenditures	—	(7,172)	(3,507)	(538)	—	(11,217)
Proceeds from sale of property, plant and equipment	—	1,288	9,701	—	—	10,989
Intercompany note	—	5,600	—	—	(5,600)	—
Net cash (used in) provided by investing activities	—	(60,003)	6,194	(538)	(5,600)	(59,947)
Cash flows from financing activities:
Repayments of other long-term debt	—	(14)	(4,491)	—	—	(4,505)
Repayment of term loan B due 2016	—	(2,850)	—	—	—	(2,850)
Purchase and retirement of common stock upon vesting RSUs	(1,283)	—	—	—	—	(1,283)
Proceeds from exercise of stock options	350	—	—	—	—	350
Intercompany note	—	—	—	(5,600)	5,600	—
Intercompany advances	(6,196)	131,219	(125,067)	44	—	—
Net cash (used in) provided by financing activities	(7,129)	128,355	(129,558)	(5,556)	5,600	(8,288)
Effect of exchange rate changes on cash and cash equivalents	—	—	66	1,109	—	1,175
Net increase (decrease) in cash and cash equivalents	—	(27,639)	(835)	295	—	(28,179)
Cash and cash equivalents at beginning of period	—	46,882	1,010	1,864	—	49,756
Cash and cash equivalents at end of period	$—	$19,243	$175	$2,159	$—	$21,577

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended October 2, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$182,220	$265,559	$7,348	$—	$455,127
Cost of sales	—	151,774	208,524	5,223	—	365,521
Selling, general and administrative expenses	—	28,892	25,144	508	—	54,544
Amortization of intangible assets	—	114	2,803	159	—	3,076
Restructuring and impairment charges	—	2,836	185,279	—	—	188,115
Operating income (loss)	—	(1,396)	(156,191)	1,458	—	(156,129)
Interest expense (income), net	—	30,744	255	(46)	—	30,953
Intercompany interest expense (income)	—	(326)	255	71	—	—
Other (income) expense, net	—	604	(602)	81	—	83
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(32,418)	(156,099)	1,352	—	(187,165)
Income tax expense (benefit)	—	(4,268)	(23,477)	569	—	(27,176)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(28,150)	(132,622)	783	—	(159,989)
Equity in income (loss) of unconsolidated subsidiaries	(157,189)	(131,839)	783	—	288,245	—
Income (loss) from continuing operations	(157,189)	(159,989)	(131,839)	783	288,245	(159,989)
Income from discontinued operations, net of taxes	—	2,800	—	—	—	2,800
Net income (loss)	$(157,189)	$(157,189)	$(131,839)	$783	$288,245	$(157,189)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information (Continued)

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended October 2, 2010
(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$532,492	$803,364	$18,469	$—	$1,354,325
Cost of sales	—	445,885	642,057	12,786	—	1,100,728
Selling, general and administrative expenses	—	83,478	75,759	833	—	160,070
Amortization of intangible assets	—	318	8,384	159	—	8,861
Restructuring and impairment charges	—	12,945	196,273	—	—	209,218
Operating income (loss)	—	(10,134)	(119,109)	4,691	—	(124,552)
Interest expense (income), net	—	91,223	889	(53)	—	92,059
Intercompany interest expense (income)	—	(821)	750	71	—	—
Loss on early extinguishment of debt	—	2,598	—	—	—	2,598
Other expense, net	—	906	57	152	—	1,115
Income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated subsidiaries	—	(104,040)	(120,805)	4,521	—	(220,324)
Income tax expense (benefit)	—	(22,497)	(19,165)	640	—	(41,022)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated subsidiaries	—	(81,543)	(101,640)	3,881	—	(179,302)
Equity in income (loss) of unconsolidated subsidiaries	(176,624)	(97,759)	3,881	—	270,502	—
Income (loss) from continuing operations	(176,624)	(179,302)	(97,759)	3,881	270,502	(179,302)
Income from discontinued operations, net of taxes	—	2,678	—	—	—	2,678
Net income (loss)	$(176,624)	$(176,624)	$(97,759)	$3,881	$270,502	$(176,624)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which we refer to as our 2010 Form 10-K. Item 7 of our 2010 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of October 1, 2011.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) recent United States and global economic conditions have adversely affected us and could continue to do so; (ii) our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (vi) our ability to successfully integrate acquired businesses into our business; (vii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets, including goodwill, other long-lived assets and deferred tax assets; (viii) intense competition and fragmentation in our industry; (ix) the general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the internet and other electronic media adversely affecting our business; (xii) increases in raw material costs and decreases in their availability; (xiii) our labor relations; (xiv) our compliance with environmental laws; (xv) our dependence on key management personnel; (xvi) our dependence upon information technology systems; and (xvii) our international operations and the risks associated with operating outside of the United States. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

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

Envelopes, Forms and Labels.  We are one of the largest North American envelope manufacturers, a leading forms and labels provider and the largest North American prescription labels manufacturer for retail pharmacy chains. In February 2011, we added to our envelopes, forms and labels business with the acquisition of MeadWestvaco Corporation’s Envelope Product Group, which we refer to as EPG. Our envelopes, forms and labels segment represents approximately 58% of our net sales for both the three and nine months ended October 1, 2011, and primarily specializes in the design, manufacturing and printing of:

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

Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. In August 2011, we added to our commercial printing business with the acquisition of Nesbitt Graphics, Inc., which we refer to as Nesbitt. In 2010, we added to our commercial printing business with the acquisitions of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc., which we refer to as Gilbreth, Glyph International and its subsidiaries, which we refer to as Glyph, and Clixx Direct Marketing Services Inc., which we refer to as Clixx, and collectively with Gilbreth and Glyph we refer to as the 2010 Acquisitions. Our commercial printing segment represents approximately 42% of our net sales for both the three and nine months ended October 1, 2011, and provides one-stop print, design, content management, fulfillment and distribution offerings, including:

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and nine months ended October 1, 2011 and October 2, 2010 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three months ended October 1, 2011 include the operating results of Nesbitt for less than a full three months. Our results for the nine months ended October 1, 2011 include the operating results of EPG and Nesbitt for less than nine months. Our results for the three and nine months ended October 2, 2010 do not include the operating results of EPG, Gilbreth and Nesbitt. Our results for the nine months ended October 2, 2010 include Clixx and Glyph for less than a full nine months.

The overall printing industry is highly fragmented which creates overcapacity and price sensitivity in many of our businesses. The uncertainty that remains with the current United States and global economic conditions most likely will continue to affect our results of operations and financial position. These uncertainties about future economic conditions in a challenging operating environment make it difficult for us to forecast our future operating results. We believe our efforts to reduce our operating cost structure, which we implemented at the beginning of the economic downturn, allowed us to mitigate significant impacts to our operating performance and to our business over the past two years. Therefore, we continue to pursue additional cost savings opportunities in an effort to mitigate any further potential impact on our operations from the remaining uncertainty surrounding the current economic conditions. As a result of the integration of EPG into our existing operations combined with other realignments within our businesses, which include centralization of customer service and various back office functions and other rationalizations along with certain manufacturing platform realignments, we have reduced our headcount by approximately 600 employees and consolidated two smaller commercial printing plants into our existing operations during 2011.

In the first nine months of 2011, we continue to see mild recoveries within most of our product offerings. We continue to see improvements in our direct mail envelope unit volumes as our customers, primarily financial institutions, have increased their demand for customer solicitations. Several of our raw material costs increased throughout 2010 and in the first nine months of 2011 and we believe they will continue to increase throughout our 2011 fiscal year. We are working closely with our vendor and customer base to ensure these material cost increases are delayed or passed on within reasonable periods of time, if possible. We believe we have to continue to monitor these price changes as we work to maintain our anticipated operating margins. Lastly, we believe that increased sales from both unit volumes and product mix changes along with cost savings actions taken to rationalize our manufacturing platform should provide increased operating margins throughout the remainder of our 2011 fiscal year.

In the first quarter of 2011, we completed the acquisition of EPG and began implementing our preliminary integration plan. We believe this acquisition will increase our net sales and provide meaningful operating margins as we integrate EPG into our existing envelope operations. We expect that this acquisition will allow us to gain incremental manufacturing efficiencies from the manufacturing equipment we acquired with the acquisition. During the first nine months of 2011, we completed the closure and consolidation of three EPG plants into our existing operations and reduced headcount for duplicative functions. During the third quarter of 2011, we completed a significant milestone in the integration of EPG into our existing information technology infrastructure and operational and financial systems and terminated our transition services arrangement. EPG is no longer on their legacy infrastructure or operational and financial systems. As a result, we have improved our visibility to work being performed within our legacy envelope and EPG manufacturing platforms, which provides us with the opportunity to produce work more profitably and with increased customer satisfaction. Further, we believe the integration of EPG will continue to occur into 2012 and may include additional plant closures and consolidations as well as additional headcount reductions for duplicative functions. Due to an overlapping manufacturing footprint in multiple geographic areas, we believe that we should also be able to generate additional cash proceeds from the sale of real estate associated with EPG operating locations if we elect to close the EPG facility within that specific geographic area. As an example, during the second quarter of 2011, we generated $4.7 million from the sale of an EPG facility that was closed and consolidated into our existing envelope operations.

During the third quarter of 2011, we began a plan to reduce our debt leverage to targeted levels through 2013. This plan will require us to continue to focus on all significant cash inflows and outflows throughout our desired timeline while also focusing on reducing our cash conversion cycle and improving our cash flows from operations by enhancing our inventory management and billing and collection processes. We believe that we can achieve significant cash flow from operations improvements as we implement this plan over our targeted timeline. As a result of this plan and our production process during the third quarter of 2011, we reduced our consolidated inventories by approximately $15.0 million. We believe that we will be able to continue to reduce our inventories to desired levels within the foreseeable future. In addition, we believe that certain enhancements we have made and are considering making to our billing and collection process will further increase our cash flows from operations throughout the remainder of 2011 and into 2012.

One of the key initiatives in our business strategy has been and continues to be a focus on pursuing strategic acquisitions. Through our execution of this strategy over the past five years, we have made investments in our businesses through thirteen acquisitions of companies that were either highly complementary to our existing operations or provided entry into new niche print related markets, while also divesting non-strategic businesses. We believe that our continued focus on niche print related markets, our willingness to invest in our base envelope and commercial printing businesses as well as our decisions to exit underperforming or non-strategic businesses will continue to be a focus of ours for the foreseeable future. We also believe that we can deleverage our balance sheet through investments in strategic acquisitions or through divesting underperforming or non-strategic businesses. As an example of these strategies, we recently acquired Nesbitt, a niche content management business that focuses on high end book content development and project management offerings, and we are currently pursuing strategic alternatives for certain underperforming non-strategic businesses currently within our manufacturing platform.

A summary of our condensed consolidated statements of operations is presented below.  The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the three and nine month periods ended October 1, 2011 and October 2, 2010 each consisted of 13 weeks and 39 weeks, respectively.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net sales	$500,552	$455,127	$1,498,816	$1,354,325
Operating income (loss):
Envelopes, forms and labels	$29,900	$23,182	$79,488	$68,204
Commercial printing	15,350	(168,144)	40,432	(164,557)
Corporate	(9,545)	(11,167)	(32,674)	(28,199)
Total operating income (loss)	35,705	(156,129)	87,246	(124,552)
Gain on bargain purchase.	(641)	—	(11,720)	—
Interest expense, net	28,435	30,953	88,064	92,059
Loss on early extinguishment of debt	—	—	—	2,598
Other (income) expense, net	(904)	83	(566)	1,115
Income (loss) from continuing operations before income taxes	8,815	(187,165)	11,468	(220,324)
Income tax expense (benefit)	6,010	(27,176)	5,505	(41,022)
Income (loss) from continuing operations	2,805	(159,989)	5,963	(179,302)
Income from discontinued operations, net of taxes	—	2,800	—	2,678
Net income (loss)	$2,805	$(157,189)	$5,963	$(176,624)
Income (loss) per share—basic and diluted:
Continuing operations	$0.04	$(2.56)	$0.09	$(2.88)
Discontinued operations	—	0.04	—	0.04
Net income (loss)	$0.04	$(2.52)	$0.09	$(2.84)

Net Sales

Net sales increased $45.4 million in the third quarter of 2011, as compared to the third quarter of 2010, due to higher sales from our envelopes, forms and labels segment of $44.5 million and our commercial printing segment of $0.9 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales increased $144.5 million in the first nine months of 2011, as compared to the first nine months of 2010, due to higher sales from our envelopes, forms and labels segment of $135.5 million and our commercial printing segment of $9.0 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million recognized in the third quarter of 2010, increased $10.4 million in the third quarter of 2011, as compared to the third quarter of 2010. This increase was primarily due to increases in operating income from our envelopes, forms and labels segment of $6.7 million and our commercial printing segment of $2.1 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

 Operating income, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million recognized in the third quarter of 2010, increased $30.4 million in the first nine months of 2011, as compared to the first nine months of 2010. This increase was primarily due to an increase in operating income from our commercial printing segment of $23.6 million and in our envelopes, forms and labels segment of $11.3 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During the third quarter and the first nine months of 2011, in connection with the acquisition of EPG, we recognized a preliminary bargain purchase gain of approximately $0.6 million and $11.7 million, respectively.

Interest Expense

 Interest expense decreased $2.5 million to $28.4 million in the third quarter of 2011, as compared to $30.9 million in the third quarter of 2010. The decrease is primarily due to the redemption of higher cost interest rate swap agreements, partially offset by higher average outstanding debt balances primarily resulting from the EPG acquisition. Interest expense in the third quarter of 2011 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 7.9%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.9% in the third quarter of 2010. We expect lower interest expense in 2011, as compared to 2010, largely due to the maturity of our interest rate swap agreements.

Interest expense decreased $4.0 million to $88.1 million in the first nine months of 2011, as compared to $92.1 million in the first nine months of 2010. The decrease was primarily due to the redemption of higher cost interest rate swaps, partially offset by higher average outstanding debt balances resulting from: (i) the EPG acquisition, (ii) the 2010 Acquisitions, (iii) fees related to our partial debt refinancing in February of 2010, which we refer to as the 2010 Refinancing, that included an amendment to our revolving credit facility due 2012, which we refer to as the 2006 Revolving Credit Facility, and our term loans and delayed-draw term loans due 2013, which we refer to as the Term Loans, which collectively with the 2006 Revolving Credit Facility we refer to as the Amended Credit Facilities, and the issuance of $400 million 8⅞% senior second lien notes due 2018, which we refer to as the 8⅞% Notes and (iv) fees related to our December 2010 refinancing of our remaining Amended Credit Facilities, which we refer to as the Credit Facility Refinancing, that consists of a new $530 million senior secured credit facility that includes a $150 million revolving credit facility due 2014, which we refer to as the 2010 Revolving Credit Facility, and a $380 million term loan due 2016, which we refer to as the Term Loan B, which collectively with the 2010 Revolving Credit Facility we refer to as the 2010 Credit Facilities. Interest expense in the first nine months of 2011 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 8.0%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.8% in the first nine months of 2010.

Loss on Early Extinguishment of Debt

During the first nine months of 2010, in connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million, of which $1.5 million relates to fees paid to consenting lenders and $1.1 million relates to the write-off of previously unamortized debt issuance costs.

Income Taxes

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)		(in thousands)
Income tax expense (benefit) from U.S. operations	$5,569	$(28,276)	$3,888	$(42,832)
Income tax expense from foreign operations	441	1,100	1,617	1,810
Income tax expense (benefit)	$6,010	$(27,176)	$5,505	$(41,022)
Effective income tax rate	68.2%	14.5%	48.0%	18.6%

In the third quarter of 2011, we had an income tax expense of $6.0 million, compared to an income tax benefit of $27.2 million in the third quarter of 2010. The tax expense for the third quarter of 2011 and the income tax benefit for the third quarter of 2010, primarily related to income taxes on our domestic operations. Our effective tax rate in the third quarter of 2011 was higher than the federal statutory rate, primarily due to non-deductible expenses and discrete items, including the settlement of a state income tax audit, non-deductible stock compensation expense and state income taxes. Our effective tax rate in the three months ended October 2, 2010 was lower than the federal statutory rate primarily due to the non-deductibility for income tax purposes of a significant portion of the non-cash impairment charges related to goodwill and other long-lived assets.

In the first nine months of 2011, we had an income tax expense of $5.5 million, compared to an income tax benefit of $41.0 million in the first nine months of 2010. The income tax expense for the first nine months of 2011 was primarily due to income tax expense of $4.6 million related to our bargain purchase gain in connection with the acquisition of EPG. The income tax benefit for the first nine months of 2010 was primarily due to income taxes on our domestic operations. Our effective tax rate in the first nine months of 2011 was higher than the federal statutory rate, primarily due to non-deductible expenses and discrete items, including the settlement of a state income tax audit, non-deductible stock compensation expense and state income taxes. Our effective tax rate in the nine months ended October 2, 2010 was lower than the federal statutory rate primarily due to the non-deductibility for income tax purposes of a significant portion of the non-cash impairment charges related to goodwill and other long-lived assets.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of October 1, 2011, the total valuation allowance on our net U.S. deferred tax assets was approximately $24.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income (loss).

Envelopes, Forms and Labels

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)		(in thousands)
Segment net sales	$288,235	$243,743	$865,115	$729,648
Segment operating income	$29,900	$23,182	$79,488	$68,204
Operating income margin	10.4%	9.5%	9.2%	9.3%
Restructuring and impairment charges	$1,617	$2,931	$5,779	$10,825

Segment Net Sales

Segment net sales for our envelopes, forms and labels segment increased $44.5 million, or 18.3%, in the third quarter of 2011, as compared to the third quarter of 2010. This increase was primarily due to: (i) sales generated from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results in the third quarter of 2010, and (ii) higher sales of $8.1 million from price and product mix changes primarily from our financial institution envelope customers increasing their demand for direct mail products, as opposed to generic envelope products, as well as our ability to pass along price increases to our envelope customers due to increases in raw material costs. These increases were offset in part by lower sales volumes of approximately $10.8 million, primarily from our long-run labels business due to lost sales from a plant closure in 2010 and our decision to exit certain low margin envelope business.

Segment net sales for our envelopes, forms and labels segment increased $135.5 million, or 18.6%, in the first nine months of 2011, as compared to the first nine months of 2010. This increase was primarily due to: (i) sales generated from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results in the first nine months of 2010, and (ii) higher sales of $17.7 million from price and product mix changes primarily from our financial institution envelope customers increasing their demand for direct mail products, as opposed to generic envelope products, as well as our ability to pass along price increases to our envelope customers and our short-run labels business as we were also able to increase pricing to our customers due to increases in raw material costs, offset in part by product mix changes from our higher cost envelope office product offerings to our lower cost envelope office product offerings. These increases were offset in part by lower sales volumes of approximately $23.3 million, primarily from our long-run labels business due to lost sales from a plant closure in 2010 and our decision to exit certain low margin envelope business.

Segment Operating Income

Segment operating income for our envelopes, forms and labels segment increased $6.7 million, or 29.0%, in the third quarter of 2011, as compared to the third quarter of 2010. This increase was primarily due to: (i) increased gross margins of $8.1 million primarily due to gross margins generated from EPG, as EPG was not included in our results in the third quarter of 2010, and increased gross margins due to our lower cost structure as a result of cost savings initiatives taken in prior years, and (ii) lower restructuring and impairment charges of $1.3 million. These increases were offset in part by higher selling, general and administrative expenses of $2.7 million primarily due to EPG, as EPG was not included in our results in the third quarter of 2010 and integration-related costs associated with the EPG acquisition.

Segment operating income for our envelopes, forms and labels segment increased $11.3 million, or 16.5%, in the first nine months of 2011, as compared to the first nine months of 2010. This increase was primarily due to: (i) increased gross margins of $17.7 million primarily due to gross margins generated from EPG, as EPG was not included in our results in the first nine months of 2010, and increased gross margins due to our lower cost structure as a result of cost savings initiatives taken in prior years, and (ii) lower restructuring and impairment charges of $5.0 million. These increases were offset in part by higher selling, general and administrative expenses of $11.4 million primarily due to EPG, as EPG was not included in our results in the first nine months of 2010 and acquisition and integration-related costs associated with the EPG acquisition, offset in part by lower selling, general and administrative expense due to our lower cost structure as a result of cost savings initiatives taken in prior years.

Commercial Printing

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)		(in thousands)
Segment net sales	$212,317	$211,384	$633,701	$624,677
Segment operating income (loss)	$15,350	$(168,144)	$40,432	$(164,557)
Operating income (loss) margin	7.2%	(79.5)%	6.4%	(26.3)%
Restructuring and impairment charges	$2,961	$183,487	$7,952	$195,795

Segment Net Sales

Segment net sales for our commercial printing segment increased $0.9 million, or 0.4%, in the third quarter of 2011, as compared to the third quarter of 2010. This increase was primarily due to: (i) $6.6 million of higher sales from our acquisitions of Gilbreth and Nesbitt, as Gilbreth and Nesbitt were not included in our results in the third quarter of 2010, and (ii) higher sales of $0.7 million from pricing and product mix changes primarily related to our specialty packaging operations. These increases where substantially offset by lower sales volumes of $6.4 million primarily due to our specialty packaging operations due to our decision to exit certain low margin business and our digital business primarily due to lower customer demand.

Segment net sales for our commercial printing segment increased $9.0 million, or 1.4%, in the first nine months of 2011, as compared to the first nine months of 2010. This increase was primarily due to: (i) $20.5 million of higher sales from our 2010 Acquisitions and Nesbitt as Gilbreth and Nesbitt were not included in our results in the first nine months of 2010 and Clixx and Glyph were not included for a full nine months of 2010, and (ii) higher sales of $1.7 million from pricing and product mix changes related to our specialty packaging operations. These increases were substantially offset by lower sales volumes of $13.2 million primarily due to: (i) our specialty packaging operations due to our decision to exit certain low margin business, (ii) our digital business primarily due to lower customer demand, and (iii) our STM journal business due to continued declines in the circulation of journals and periodicals.

Segment Operating Income

Segment operating income for our commercial printing segment, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million, increased $2.1 million in the third quarter of 2011, as compared to the third quarter of 2010. This increase was primarily due to: (i) lower selling, general and administrative expenses of $2.1 million, resulting from our cost savings initiatives in prior years, offset in part by higher selling, general and administrative expenses from our acquisition of Gilbreth as Gilbreth was not included in our results in the third quarter of 2010, (ii) increased gross margins of $0.6 million primarily due to our lower cost structure as a result of cost savings initiatives taken in prior years and our acquisition of Gilbreth as Gilbreth was not included in our results in the third quarter of 2010, and (iii) lower amortization expense of $0.3 million. These increases were offset in part by an increase in restructuring and impairment charges of $0.9 million in the third quarter of 2011, as compared to the third quarter of 2010.

Segment operating income for our commercial printing segment, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million, increased $23.6 million in the first nine months of 2011, as compared to the first nine months of 2010. This increase was primarily due to: (i) increased gross margins of $10.6 million primarily due to our lower cost structure as a result of cost savings initiatives taken in prior years and our 2010 Acquisitions as Gilbreth was not included in our results in the first nine months of 2010 and Clixx and Glyph were not included for a full nine months in the first nine months of 2010, (ii) lower restructuring and impairment charges of $6.4 million, (iii) lower selling, general and administrative expenses of $6.1 million, resulting from our cost savings initiatives in prior years, offset in part by higher selling, general and administrative expenses from our 2010 Acquisitions as Gilbreth was not included in our results in the first nine months of 2010 and Clixx and Glyph were not included for a full nine months in 2010, and (iv) lower amortization expense of $0.5 million.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower in the third quarter of 2011, as compared to the third quarter of 2010, primarily due to lower restructuring and impairment charges. Corporate expenses were higher in the first nine months of 2011, as compared to the first nine months of 2010, primarily due to higher compensation related expenses and lower vendor related discounts, offset in part by lower restructuring and impairment charges.

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

Upon the completion of the EPG acquisition, we developed and implemented a preliminary plan to integrate EPG into existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of three manufacturing facilities into our existing operations and the elimination of duplicative headcount. We anticipate that the integration of EPG will continue into 2012 and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.

In 2011, our envelopes, forms and labels and commercial printing segments have implemented further cost savings initiatives, which we refer to as Other Restructuring Plans, in order to provide enhanced customer service, centralize various back office functions or rationalize our businesses. These Other Restructuring Plans also include the realignment of certain manufacturing platforms, which has resulted in the closure and consolidation of two commercial printing plants into our existing operations. We anticipate that these initiatives will be completed by the end of 2011.

As a result of actions taken in the first nine months of 2011, including the EPG Plan, we reduced our headcount by approximately 600 employees.

As of the quarter ended October 1, 2011, our total restructuring liability was $29.1 million, of which $6.1 million is included in other current liabilities and $23.0 million, which is expected to be paid through 2031, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $23.1 million of our remaining restructuring liabilities. We believe these liabilities represent our best estimate of our withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our best estimate may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

During the third quarter of 2011, we incurred $4.7 million of restructuring and impairment charges, which included $1.2 million of employee separation costs, asset impairments, net of $0.1 million, equipment moving expenses of $0.6 million, lease termination expenses of $0.6 million, multi-employer pension withdrawal expenses of $1.4 million and building clean-up and other expenses of $0.8 million. During the third quarter of 2010, we incurred $188.1 million of restructuring and impairment charges, which included $132.2 million related to a goodwill impairment charge, $49.2 million of other long-lived asset impairment charges, $2.1 million of employee separation costs, asset impairments, net of $(0.3) million, equipment moving expenses of $0.5 million, lease termination expenses of $0.6 million, multi-employer pension withdrawal expenses of $2.3 million and building clean-up and other expenses of $1.5 million.

During the first nine months of 2011, we incurred $14.0 million of restructuring and impairment charges, which included $3.4 million of employee separation costs, asset impairments, net of $2.7 million, equipment moving expenses of $2.2 million, lease termination expenses of $1.5 million, multi-employer pension withdrawal expenses of $1.4 million and building clean-up and other expenses of $2.8 million. During the first nine months of 2010, we incurred $209.2 million of restructuring and impairment charges, which included $132.2 million related to a goodwill impairment charge, $49.2 million of other long-lived asset impairment charges, $9.5 million of employee separation costs, asset impairments, net of $1.4 million, equipment moving expenses of $2.3 million, lease termination expenses of $5.3 million, multi-employer pension withdrawal expenses of $3.9 million and building clean-up and other expenses of $5.4 million.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $38.9 million in the first nine months of 2011, which was primarily due to our net income adjusted for non-cash items of $66.3 million, offset by pension and other post retirement plan contributions of $17.6 million and a decrease in our working capital of $9.0 million. The decrease in our working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of customer related payments and the timing of interest payments on our outstanding debt, and (ii) an increase in accounts receivables due to the timing of collections from and sales to our customers. These decreases were offset in part by: (i) an increase in accounts payable due to the timing of vendor payments, and (ii) a decrease in our inventories primarily due to our inventory management initiative, which began in the third quarter of 2011.

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

Net cash provided by operating activities was $23.7 million in the first nine months of 2010, which was primarily due to our net loss adjusted for non-cash items of $36.6 million and a working capital decrease of $8.8 million. The decrease in our working capital primarily resulted from a decrease in accounts payable due largely to the timing of payments to our vendors and an increase in inventory due to the timing of work performed for our customers, offset in part by a decrease in receivables primarily due to the timing of collections from and sales to our customers.

Net Cash Used in Investing Activities. Net cash used in investing activities was $59.9 million in the first nine months of 2011, primarily resulting from $59.7 million of cash consideration for the acquisitions of EPG and Nesbitt and capital expenditures of $11.2 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $11.0 million.

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

Net Cash (Used In) Provided by Financing Activities. Net cash used in financing activities was $8.3 million in the first nine months of 2011, primarily due to repayments of our other long-term debt of $4.5 million and our Term Loan B due 2016 of $2.9 million.

Net cash provided by financing activities was $43.8 million in the first nine months of 2010, primarily due to cash proceeds from issuance of the 8⅞% Notes, net of the original issuance discount, of $397.2 million, offset in part by: (i) the repayment of term loans of $312.9 million and $22.5 million net pay down of our Revolving Credit Facility in connection with the 2010 Refinancing, (ii) payment of fees and expenses of $13.0 million in connection with the issuance of the 8⅞% Notes and the 2010 Refinancing, and (iii) repayments of other long-term debt of $5.6 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of October 1, 2011, a decrease of $6.3 million from January 1, 2011. This decrease was primarily due to: (i) cash flow from operations and (ii) proceeds from the sale of property, plant and equipment, partially offset by the EPG and Nesbitt acquisitions. As of October 1, 2011, approximately 71% of our debt outstanding was subject to fixed interest rates. As of November 8, 2011, we had approximately $88.1 million borrowing availability under our 2010 Revolving Credit Facility. From time to time we may seek to refinance our debt obligations as business needs and market conditions warrant.

On October 28, 2011, we amended our 2010 Credit Facilities, which we refer to as the Amendment, to allow us to repurchase up to $30 million of our outstanding notes, subject to a maximum leverage ratio. In connection with the Amendment, we paid $2.6 million to consenting lenders, which will be capitalized and amortized to interest expense, net over the remaining life of the 2010 Credit Facilities. We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

As of October 1, 2011, we were in compliance with all debt agreement covenants.

Letters of Credit

On October 1, 2011, we had outstanding letters of credit of approximately $20.0 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

As of October 1, 2011, we had no interest rate swap agreements outstanding. As of January 1, 2011, we had $200.0 million notional amount of interest rate swap agreements outstanding. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and have been evaluated for effectiveness at least quarterly. As of October 1, 2011, we had variable rate debt outstanding of $377.3 million. In addition, our Term Loan B is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 1.5%. As such, a change of 1% to current LIBOR rates would not have a significant impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and nine months ended October 1, 2011, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2.4 million and $7.5 million, respectively, and operating income of approximately $0.1 million and $0.7 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 1, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended October 1, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Amendment No. 1, dated as of October 28, 2011, to the amended and restated Credit Agreement, entered into as of December 21, 2010, among Cenveo Corporation, Cenveo, Inc., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2+*	Employment Agreement dated as of June 22, 2006 between the registrant and Robert G. Burton Jr., as amended.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

________________________
+Management contract or compensatory plan or arrangement.
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2011.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)