Form 10-K
period 2011-12-31
CENVEO, INC
filed 2012-03-02
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 1, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $341,942,935 based on the closing sale price as reported on the New York Stock Exchange.
As of February 24, 2012, the registrant had 63,429,769 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 2, 2012.

PART I
Item 1.  Business
Overview
We are one of the largest diversified printing companies in North America, according to the December 2011 Printing Impressions 400 report. Our broad portfolio of products includes commercial printing, envelope production, labels manufacturing, packaging and publisher offerings. We operate a global network of strategically located printing and manufacturing, fulfillment and distribution facilities, which we refer to as manufacturing facilities, serving a diverse base of over 100,000 customers. We are the successor to Mail-Well, Inc. and were re-incorporated in Colorado in 1997.
Our business strategy has been and continues to be focused on pursuing strategic acquisitions, improving our cost structure and providing a diverse quality product offering portfolio to our customers. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost producer focus and deliver quality product offerings to our customers. Through our execution of this strategy over the past six years, we have made investments in our businesses through fourteen acquisitions of companies that were either highly complementary to our existing operations or provided entry into new niche print related markets. These acquisitions along with our cost savings and restructuring plans have allowed us to mitigate significant capital expenditures by realigning our most efficient equipment throughout our manufacturing platform. Ultimately, we believe this strategy will provide value to our shareholders.
We operate our business in two complementary segments: envelopes and labels and commercial printing.
Envelopes and Labels
Our envelopes and labels segment operates 31 manufacturing facilities in North America. In February 2011, we added to our envelopes and labels business with the acquisition of MeadWestvaco’s Envelope Product Group, which we refer to as EPG. In 2009, we added to our envelopes and labels business with the acquisition of Nashua Corporation, which we refer to as Nashua. Envelopes and labels had net sales of $1,059.2 million, $860.7 million and $719.4 million and operating income of $99.9 million, $79.0 million and $62.2 million, in 2011, 2010 and 2009, respectively. Total assets for envelopes and labels were $703.7 million, $662.5 million and $686.8 million, as of the years ended 2011, 2010 and 2009, respectively.
Commercial Printing
Our commercial printing segment operates 36 manufacturing facilities in the United States, Canada, Latin America and Asia. In August 2011, we added to our commercial printing business with the acquisition of Nesbitt Graphics, Inc., which we refer to as Nesbitt. In 2010, we added to our commercial printing business with the acquisitions of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc., which we refer to as Gilbreth, Glyph International and its subsidiaries, which we refer to as Glyph, and Clixx Direct Marketing Services Inc., which we refer to as Clixx, and collectively with Gilbreth and Glyph we refer to as the 2010 Acquisitions. Commercial printing had net sales of $850.0 million, $847.9 million and $895.2 million and operating income (loss) of $61.0 million, $(159.2) million and $(6.4) million in 2011, 2010 and 2009, respectively. Total assets for commercial printing were $586.3 million, $628.0 million and $776.6 million, as of the years ended 2011, 2010 and 2009, respectively.
Our Products and Offerings
Segment Overview
Envelopes and Labels. We are the largest North American envelope manufacturer, a leading labels provider and the largest North American prescription labels manufacturer for retail pharmacy chains. Our envelopes and labels segment represented approximately 55% of our net sales for the year ended 2011, and primarily specializes in the design, manufacturing and printing of:

•	Direct mail and customized envelopes developed for advertising, billing and remittance;

•	Custom labels; and

•	Stock envelopes and labels.
Our envelopes and labels segment serves customers ranging from Fortune 50 companies to middle market and small companies serving niche markets. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and insurance and credit card companies. We print a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We also produce pressure-sensitive prescription labels for the retail pharmacy chain market. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. We produce a broad line of stock envelopes and labels that are sold through independent distributors, contract stationers, national catalogs for the office products market, office products superstores and quick printers.
Commercial Printing. We are one of the leading commercial printing companies in North America and one of the largest providers of end-to-end, content management solutions to scientific, technical and medical journals, which we refer to as STM journals. Our commercial printing segment represented approximately 45% of our net sales for the year ended 2011, providing print, design, content management, fulfillment and distribution offerings, including:

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
Our commercial printing segment primarily caters to the consumer products, pharmaceutical, financial services, publishing, and telecommunications industries, with customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  We provide a wide array of commercial print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses and digital printing. The broad selection of commercial printing products we produce also includes specialty packaging, full body shrink sleeves, journals and specialized periodicals, annual reports, car brochures, direct mail products, advertising literature, corporate identity materials and brand marketing materials.  In our journal and specialty magazine business, we offer complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing. Our primary customers for our specialty packaging and promotional products are pharmaceutical, apparel, tobacco, neutraceutical and other large multi-national consumer product companies.
The primary methods of distribution of the principal products for our two segments are by direct shipment via express mail, the United States postal system or freight carriers.
Our Business Strategy
Our goals are to pursue disciplined growth, improve on our cost structure and provide quality product offerings to our customers. The principal features of our strategy are:
Pursue Strategic Acquisitions. We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions. Our acquisition strategy is focused on product expansion or expanding our position in the current markets that we operate. We believe this focused approach to acquisitions will allow us to grow at a faster pace than the broader commercial printing industry and continue to leverage our competitive advantage by utilizing our existing infrastructure, operating expertise and customer relationships. We intend to continue practicing acquisition disciplines and pursuing opportunities for greater expected profitability and cash flow or improved operating efficiencies, such as increased utilization of our manufacturing assets. Over the past six years, we have completed fourteen acquisitions that we believe have and will continue to enhance our operating margins and deliver economies of scale. We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities. For example, our 2011 acquisition of EPG provided manufacturing efficiencies due to EPG's unique asset base and geographic overlap of facilities. Our 2010 acquisition of Gilbreth expanded our specialty packaging businesses into the growing shrink sleeve market sector while our 2010 acquisition of Glyph has further enhanced our content management operations. Our 2009 acquisition of Nashua built upon our 2006 acquisition of Rx Technology Corporation, which gave us entry into and a leading market position in the pharmaceutical labels business. Nashua further strengthened our position in the pharmaceutical labels market, while giving us access to new shelf label market customers and allowing us to further enhance our raw material purchasing power and rationalize our manufacturing platform.
Improve our Cost Structure. We regularly assess our operations with a view toward eliminating operations that are not aligned with our core operations or are underperforming. Over the past six years, we have initiated cost savings, restructuring and acquisition integration plans that have included the closure of a significant number of manufacturing facilities throughout our operating platform and a significant number of headcount reductions. We continue to work with our core suppliers to improve all aspects of our purchasing spend and other logistical capabilities as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors.

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
Our Industry
The United States printing industry is large and highly fragmented with approximately 31,200 estimated participants as reported in the second quarter 2011 United States Department of Labor Quarterly Census of Employment and Wages. This is down from approximately 32,200 participants in the second quarter of 2010. The Printing Industries of America estimated 2010 aggregate shipment revenues for the printing industry were $145 billion. The industry consists of a few large companies with sales in excess of $1 billion, several mid-sized companies with sales in excess of $100 million and thousands of smaller operations. These printing businesses operate in a broad range of sectors, including commercial printing, envelopes and labels, specialty printing, trade publishing, and specialty packaging among others. We estimate that in 2010 the ten largest North American commercial printers by revenue, as reported in the Printing Impressions 400, represented approximately 18% of total industry sales.
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
The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the production of our products.  Industry prices for most of the raw materials we use in our business increased during 2011 from 2010 pricing levels, primarily due to the mild recovery from the economic downturn. We believe raw material pricing will increase in 2012 as we have received notifications of price increases in the first quarter of 2012.
While we expect to continue to be able to pass along to our customers a substantial portion of the raw material price increases, any price increase passed along carries the risk of an offsetting decrease in demand for our products.
Patents, Trademarks and Trade Names
We market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2013 and 2030 and our trademarks expire between 2012 and 2026. Our sales do not materially depend upon any single patent or group of related patents.
Competition
In selling our envelope products, we compete with a few multi-plant and many single-plant companies that primarily service regional and local markets. We also face competition from alternative sources of communication and information transfer such as electronic mail, the internet, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe that we will experience continued demand for envelope products due to: (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect; (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the United States Postal Service; and (iii) the ability of our direct mail customers to include return materials inside their mailings. Principal competitive factors in the envelope business are quality, service and price. Although all three are equally important, various customers may emphasize one or more over the others. In selling our printed labels products, we compete with other label manufacturers with nationwide locations as well as regional and local printers that typically sell within a few hundred mile radius of their plants. Printed labels competition is based mainly on quick-turn customization, quality of products and customer service levels.
Our commercial printing segment provides offerings designed to give customers complete solutions for communicating their messages to targeted audiences. In selling our commercial print product offerings, we compete with large multinational commercial printing companies as well as regional and local printers. The commercial printing industry continues to have excess capacity and is highly competitive in most of our product categories and geographic regions. This excess capacity has resulted in a competitive pricing environment, in which companies have focused on reducing costs in order to preserve operating margins. Competition is based largely on price, quality and servicing the special needs of customers. We believe this environment combined with an extended economic downturn will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.
Seasonality
Our envelopes market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year primarily related to holiday purchases. Our general labels business has historically experienced a seasonal increase to net sales during the first and second quarters of the year primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our prescription label business has historically experienced seasonality in net sales due to cold and flu seasons generally concentrated in the fourth and first quarters of the year. As a result of these seasonal variations, some of our envelopes and labels operations operate at or near capacity at certain times throughout the year.
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
Backlog
The backlog of customer orders to be produced or shipped was approximately $113.7 million and $85.5 million as of the years ended 2011 and 2010, respectively.
Employees
We employed approximately 8,400 people worldwide as of the year ended 2011, approximately 19% of whom were members of various local labor unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.
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
Prior to our acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency, which we refer to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended time frames of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, we believe that Nashua’s remediation expense, if any, is not likely to have a material adverse effect on our consolidated financial position or results of operations. In an effort to mitigate any pre-acquisition environmental matters related to Nashua, we purchased an environmental insurance policy providing certain coverages for a ten year period subsequent to the date of acquisition.

Executive Officers
The following presents a list of our executive officers, their age, prior and present positions, the year elected to their present position and other positions they have held during the past six years.  Robert G. Burton Jr. is the son of Robert G. Burton Sr. There are no undisclosed arrangements or understandings pursuant to which any person was selected as an officer. This information is presented as of the date of the Form 10-K filing.

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	71	Chairman and Chief Executive Officer	2005
Mark S. Hiltwein	48	Chief Financial Officer	2009
Dean Cherry	51	Executive Vice President, Operations	2011
Harry Vinson	51	President, Envelope and Commercial Print Operations	2012
Robert G. Burton, Jr.	36	President	2011
Ian Scheinmann	43	Senior Vice President, Legal Affairs	2010
Robert G. Burton, Sr.  Mr. Burton, 71, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company that invests in manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President and Chief Executive Officer of World Color Press, Inc., a $3.0 billion diversified printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.
Mark S. Hiltwein Mr. Hiltwein, 48, has served as Cenveo’s Chief Financial Officer since December 2009 and was Chief Financial Officer from July 2007 to June 2009.  From June 2009 to December 2009, Mr. Hiltwein served as Cenveo’s President and Field Sales Manager.  From July 2005 to July 2007, he was President of Smartshipper.com, an online third party logistics company.  From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company.  Prior to that, he served as Senior Vice President and Controller from December 2000 to February 2002.  Mr. Hiltwein has served in a number of financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, including Chief Financial Officer from 1997 through 2000.  Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department. Mr. Hiltwein received his Bachelor's degree in accounting from Keane University and he is a CPA.
Dean E. Cherry Mr. Cherry, 51, has been Cenveo's Executive Vice President, Operations since November 2011. He was previously Cenveo’s President Envelope Operations from February 2010 to November 2011. From July 2009 to February 2010 he was Executive Vice President. From June 2008 through June 2009, Mr. Cherry served as President of our Envelope, Commercial Print and Packaging Operations. From February 1, 2008 to June 1, 2008, he was our President of Envelope Operations.  Since October 2006, Mr. Cherry was a private investor in Renovatio Ventures, LLC.  From 2004 to 2006, he was Group President of Short-Run Commercial, and Group President of Integrated Print Communications and Global Solutions, a $4.5 billion division of RR Donnelley & Sons, Inc. In this position, Mr. Cherry had global P&L responsibility for Direct Mail, Commercial Print, Global Capital Markets, Business Communication Services, Forms and Labels, Astron (outsourcing) and Latin America.  From 2001 to 2004, he held the positions of President, International and Subsidiary Operations and President, Commercial and Subsidiary Operations, for Moore Corporation Limited, a division of RR Donnelley. From 1991 to 1998 he held the following positions at World Color Press, Inc.:  1991 to 1993 Vice President, Operations; 1993 to 1994 Vice President, Regional Plant Manager; 1994 to 1996 Executive Vice President and Senior Vice President, Operations; 1997 to 1998 Executive Vice President, Investor Relations and Corporate Communications.  From 1985 to 1991, he held various financial positions at Capital Cities/ABC Publishing division including Vice President, Finance and Operations.  Mr. Cherry is a member of University’s Dean’s Advisory Council for the College of Business of Murray State University, and a Trustee for the Murray State University Foundation.
Harry R. Vinson.   Mr. Vinson, 51, has served as Cenveo’s President Envelope and Commercial Print Operations since January 2012. He took on the added responsibility for the envelope, Wisco and NIC divisions, while relinquishing the responsibility of the Global Packaging Division. In October of 2009, he took on the added responsibility of Cenveo’s Commercial Print Group after having the Global Packaging Group responsibility added in December of 2008.  From March to December of 2007, Mr. Vinson was Cenveo’s Executive Vice President of the Cadmus Publisher Services Group.  Prior to his role at Cadmus Publisher Services Group, Mr. Vinson was Cenveo’s Senior Vice President, Purchasing and Logistics from September 2005 to March 2007.  From October 2003 until September 2005, he was the General Manager of Central Region Sheetfed Operations of MAN Roland, a printing press manufacturer.  From February 2002 until July 2003, Mr. Vinson served as Senior Vice President and General Manager of the Publication and Directory Group at Moore Wallace (formerly Moore Corporation Limited).  From February 1990 until February 2002, he served in various senior sales positions at Quebecor World (formerly World Color Press). Mr. Vinson is a graduate of Murray State University with a Bachelor of Science in print management and a minor in marketing.
Robert G. Burton, Jr. Mr. Burton, Jr., 36, has served as Cenveo’s President since August 10, 2011. From December 2010 to August 2011, Mr. Burton was President of Corporate Operations , with a primary focus on M&A, Treasury, IT, Human Resources, Legal and Investor Relations. From September 2005 to December 2010, Mr. Burton was EVP of Investor Relations, Treasury, HR and Legal at Cenveo. He has been a member of the Chairman’s Executive Committee since joining Cenveo. From 2004 to 2005, Mr. Burton was also President of Burton Capital Management, LLC and was the primary investment officer before he joined Cenveo on September 12, 2005. Mr. Burton has over 16 years of business experience as an Investor Relations, M&A and financial professional. Mr. Burton also served as the Senior Vice President, Investor Relations and Corporate Communications for Moore Wallace Incorporated (and its predecessor, Moore) from December 2001 to May 2003. Mr. Burton served as Vice President, Investor relations of Walter Industries in 2000. From 1996 through December 1999, Mr. Burton held various management positions at World Color Press, Inc., to include Vice President, Investor Relations. Mr. Burton earned a Bachelor of Arts degree from Vanderbilt University.
Ian R. Scheinmann Mr. Scheinmann, 43, has served as Cenveo’s Senior Vice President, Legal Affairs since August 2010. From May 2010 until August 2010, he served as Cenveo’s in-house real estate counsel.  Prior to joining Cenveo, Mr. Scheinmann was Cenveo’s outside real estate counsel as a member of Rudoler & DeRosa, LLC where his practice covered a wide range of real estate and business transactions.  Prior to joining Rudoler & DeRosa, Mr. Scheinmann was a real estate shareholder with Greenberg Traurig, LLP from August 2002 until March 2009. From 1995 until 2002, he was engaged in private practice with (i) Dilworth Paxson, LLP (September 2000 until July 2002), (ii) Anderson, Kill and Olick, P.C. (November 1996 until May 2000) and (iii) Weiner Lesniak (October 1995 until October 1996).  Mr. Scheinmann received his B.S.B.A. from the John M. Olin School of Business at Washington University, St. Louis, Missouri and his J.D. with honors from Seton Hall University School of Law.

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
Available Information
Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website. In May 2011, we submitted to the New York Stock Exchange a certificate of our Chief Executive

Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for our year ended 2010 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.
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
The current United States and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. A significant part of our business relies on our customers’ printing spend. The prolonged downturn in the United States and global economy and an uncertain economic outlook has reduced the demand for printed materials and related offerings that we provide our customers. Consequently, the reductions and delays in our customers’ spending have adversely impacted and could continue to adversely impact our results of operations, financial position and cash flows. We believe the extended economic uncertainty will continue to impact our operating results. We believe it will also continue to impact our ability to manage our inventory and customer receivables. The extended uncertainty may also result in increased restructuring and related charges, impairments relating to goodwill, intangible assets and other long-lived assets, and write-offs associated with inventories or customer receivables. These uncertainties about future economic conditions in a very challenging operational environment also make it difficult for us to forecast our operating results and make timely decisions about future investments.
Our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations.
We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of our year ended 2011, our total indebtedness was approximately $1.2 billion.  Our level of indebtedness could affect our future operations, for example by:

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
Our senior subordinated notes, senior note and senior second lien note indentures, along with our senior secured credit facility agreement, contain various covenants that limit our ability to, among other things:

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
In the past, we have grown rapidly through acquisitions. We intend to continue to pursue select acquisition opportunities within our core and niche businesses.  To the extent that we seek to pursue additional acquisitions, we cannot be certain that target businesses will be available on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate or profitably manage them.  Successfully integrating an acquisition involves minimizing disruptions and efficiently managing substantial changes, some of which may be beyond our control. An acquisition always carries the risk that such changes, including facility and equipment location, management and employee base, policies, philosophies and procedures, could have unanticipated effects, could require more resources than intended and could cause customers to temporarily or permanently seek alternate suppliers.  A failure to realize acquisition synergies and savings could negatively impact the results of both our acquired and existing operations.
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
Our business is highly dependent upon the demand for envelopes sent through the mail.  Such demand comes from utility companies, banks and other financial institutions, among other companies.  Our printing business also depends upon demand for printed advertising among other products.  Consumers increasingly use the internet and other electronic media to purchase goods and services, and for other purposes, such as paying bills and obtaining electronic versions of printed product.  The level of acceptance of electronic media by consumers as well as the extent that consumers are replacing traditional printed reading materials with internet hosted media content or e-reading devices is difficult to predict. Advertisers use the internet and other electronic media for targeted campaigns directed at specific electronic user groups.  We cannot be certain that the acceleration of the trend towards electronic media will not cause a decrease in the demand for our products.  If demand for our products decreases, our cash flow or profitability could materially decrease.
Increases in paper costs and any decreases in the availability of our raw materials could have a material adverse effect on our business.
Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do not affect the operating margins of our commercial printing business because the transactional nature of the business allows us to pass on most announced increases in paper prices to our customers. However, our ability to pass on increases in paper prices is dependent upon the competitive environment at any given time. Paper pricing also affects the operating margins of our envelopes and labels business. We have historically been less successful in immediately passing on such paper price increases due to several factors, including contractual restrictions in certain cases and the inability to quickly update catalog prices in other instances. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in demand for our products.
We depend on the availability of paper in manufacturing most of our products.  During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers.  In the past, we have occasionally experienced minor delays in delivery.  Any future delay in availability could negatively impact our cash flow and profitability.
We depend on good labor relations.
As of our year ended 2011, we have approximately 8,400 employees worldwide, of which approximately 19% of our employees are members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.
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
In 2010, we expanded our Canadian print operations and our Indian content management operations via acquisition. Our anticipated future annual net sales generated outside of the United States will be approximately five percent of our annual consolidated net sales. There are risks inherent with conducting business outside of the United States, including the impact of economic and political instabilities as well as the impact of changes to tax or regulatory laws. In addition, we may be impacted by significant changes in foreign currency rates, which could negatively impact our net sales, profitability or cash flows.
Item 1B.   Unresolved Staff Comments
None
Item 2. Properties
We currently occupy 67 manufacturing facilities, primarily in North America, of which 23 are owned and 44 are leased. In addition to on-site storage at these facilities, we store products in eight warehouses, all of which are leased, and we have seven leased sales offices. In 2011, we ceased operations in five facilities; of which four facility leases expired and one facility was sold.

We lease our corporate headquarters space in Stamford, Connecticut. We believe that we have adequate facilities to conduct our current and future operations.
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
In September of 2011, we reached an agreement with all defendants to settle all controversies and disputes and agreed to dismiss all claims against the defendants with prejudice in connection with a civil litigation filed in Minneapolis, Minnesota. In January of 2012, we reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with those certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County.
In the case of administrative proceedings related to environmental matters involving governmental authorities, we do not believe that any imposition of monetary damages or fines would be material.
Item 4. Mine Safety Disclosures
Not applicable.

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
Our Common Stock is traded on the New York Stock Exchange, which we refer to as NYSE under the symbol “CVO.” As of February 8, 2012, there were 491 shareholders of record and, as of that date, we estimate that there were approximately 8,898 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the high and low closing prices for our Common Stock as reported by the NYSE:

2011	High	Low
First Quarter	$6.76	$5.18
Second Quarter	6.75	5.83
Third Quarter	6.48	3.01
Fourth Quarter	3.92	2.74

2010	High	Low
First Quarter	$9.41	$6.49
Second Quarter	9.90	5.35
Third Quarter	6.92	4.91
Fourth Quarter	6.32	4.85
We have not paid a dividend on our Common Stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a significant portion of our debt obligations limit our ability to pay Common Stock dividends.
See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our stock compensation plans. Compensation information required by Item II will be presented in our 2012 definitive proxy statement, which is incorporated herein by reference.
The graph below compares five-year returns of our Common Stock with those of the S&P 500 Index and the S&P 1500 Commercial Printing Index. The graph assumes that $100 was invested as of our year ended 2006 in each of our Common Stock, the S&P 500 Index, and the S&P 1500 Commercial Printing Index and that all dividends were reinvested. The S&P 1500 Commercial Printing Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the commercial printing sector.

	Years Ended
	2006	2007	2008	2009	2010	2011
Cenveo	100.00	82.41	20.99	41.27	25.19	16.04
S&P 500 Index	100.00	105.49	66.46	84.04	96.70	98.74
S&P 1500 Commercial Printing Index	100.00	108.24	44.60	68.11	68.83	64.09

Item 6.  Selected Financial Data
The following table sets forth our selected financial and operating data for the years ended December 31, 2011, January 1, 2011, January 2, 2010, January 3, 2009 and December 29, 2007, which we refer to as the years ended 2011, 2010, 2009, 2008 and 2007, respectively.
The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the SEC.
CENVEO, INC. AND SUBSIDIARIES (in thousands, except per share data)

	Years Ended
Statement of Operations:	2011		2010		2009	2008		2007
Net sales	$1,909,187		$1,708,529		$1,614,596	$1,982,884		$1,924,519
Restructuring, impairment and other charges	17,812		226,150	(2)	68,034	399,066	(4)	40,086
Operating income (loss)	117,760		(117,944)	(2)	17,150	(241,361)	(4)	123,546
(Gain) loss on early extinguishment of debt	(4,011)		9,592		(16,917)	(14,642)		9,256
Income (loss) from continuing operations	(1,028)		(197,698)	(3)	(49,036)	(307,859)	(5)	15,504
Income (loss) from discontinued operations, net of taxes	(7,537)	(1)	11,321		18,097	9,832		25,277	(6)
Net income (loss)	(8,565)		(186,377)	(3)	(30,939)	(298,027)	(5)	40,781	(6)
Income (loss) per share from continuing operations:
Basic	(0.02)		(3.17)		(0.86)	(5.71)		0.28
Diluted	(0.02)		(3.17)		(0.86)	(5.71)		0.28
Income (loss) per share from discontinued operations:
Basic	(0.12)		0.18		0.32	0.18		0.48
Diluted	(0.12)		0.18		0.32	0.18		0.47
Net income (loss) per share:
Basic	(0.14)		(2.99)		(0.54)	(5.53)		0.76
Diluted	(0.14)		(2.99)		(0.54)	(5.53)		0.75

Balance Sheet data:
Total assets	$1,385,588		$1,406,911		$1,530,723	$1,552,114		$2,002,722
Total long-term debt, including current maturities	1,246,343		1,294,003		1,233,917	1,306,355		1,444,637
__________________________

(1)	Includes $13.5 million allocated goodwill impairment charges.

(2)	Includes $181.4 million pre-tax goodwill and other long-lived asset impairment charges.

(3)	Includes $157.3 million goodwill and other long-lived asset impairment charges, net of tax benefit of $24.1 million.

(4)	Includes $372.8 million pre-tax goodwill impairment charges.

(5)	Includes $330.7 million goodwill impairment charges, net of tax benefit of $42.1 million.

(6)	Includes a $17.0 million gain on a disposal of discontinued operations, net of taxes of $8.4 million.

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
Introduction and Executive Overview
We are one of the largest diversified printing companies in North America, according to the December 2011 Printing Impressions 400 report. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. The United States printing industry is highly fragmented, with a broad range of sectors, including commercial printing and envelope converting and labels manufacturing, among others. We believe the printing industry has excess capacity and will continue to be highly competitive.
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
We continue to selectively review acquisition opportunities that will allow us to grow in niche markets, broaden our product offerings and increase our economies of scale. Our acquisition strategy is focused on product expansion into highly complimentary niche businesses or expanding our presence in the current markets in which we operate today. Over the past six years we have completed fourteen acquisitions that either provided us entry into new highly complementary print related markets or expanded our existing print or envelope manufacturing platform. We believe our focused approach to acquisitions should allow us to grow at a faster pace than the broader commercial printing industry. We intend to continue practicing our acquisition disciplines and pursuing opportunities that allow for greater expected profitability and cash flows or improved operating efficiencies.
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
Our broad portfolio of products includes envelope converting, commercial printing, labels manufacturing, content management and specialty packaging. Many of our customers focus on price as a key decision driver. We believe that given the extended economic uncertainty, our customers will continue to focus on price. In addition, certain of our key customers have recently provided us the opportunity to become a single source supplier for all of their printed product needs. This trend benefits our customers as they seek to leverage their buying power and helps us improve operating efficiencies in our plants with increased throughput in multiple product lines via a single customer relationship.
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

2012 Outlook
We believe that the mild recovery we experienced in 2011 from the economic downturn will continue in 2012.  We believe our efforts to reduce our operating cost structure, which we began implementing at the beginning of the economic downturn, allowed us to mitigate significant impacts to our operating performance and to our business over the past three years. The envelope and print industries are highly competitive and significantly fragmented. We believe these factors combined with a slow general economic recovery will continue to impact our results of operations due to open capacity and pricing pressures.

During 2012, we plan to continue our focus on reducing our debt leverage levels. During the third quarter of 2011, we began a plan to reduce our debt leverage levels to targeted levels through 2013. This plan will require us to continue to focus on all significant cash inflows and outflows throughout our desired timeline while also focusing on reducing our cash conversion cycle and improving our cash flows from operations by enhancing our inventory management and billing and collection processes. We believe that we can achieve significant cash flow from operations improvements as we implement this plan over our targeted timeline. As a result of this plan and our production process during the back half of 2011, we reduced our consolidated inventories in excess of $25.0 million. We believe that we will be able to continue to reduce our inventories to desired levels throughout 2012 as well. In addition, we believe that certain enhancements we have made and are considering making to our billing and collection process will further increase our cash flows from operations throughout 2012.
During 2012, we plan to complete our integration of EPG into our manufacturing platform. We expect that this acquisition will allow us to gain incremental manufacturing efficiencies from the manufacturing equipment we acquired with the acquisition as well as the geographic overlap of facilities.
In December 2013, our 7 7/8% senior subordinated notes due 2013, which we refer to as 7 7/8% Notes, are due. In 2012, we will continue to monitor the high yield bond market to evaluate the best time to refinance the 7 7/8% Notes. We may also consider refinancing our other bond indentures should we elect to enter the bond market for a refinancing opportunity on the 7 7/8% Notes. In the meantime, on October 28, 2011, we completed an amendment, which we refer to as the 2011 Amendment, of our $150 million revolving credit facility due 2014, which we refer to as our 2010 Revolving Credit Facility and a $380 million term loan due 2016, which we refer to as the Term Loan B, which collectively with the 2010 Revolving Credit Facility we refer to as the 2010 Credit Facilities. The 2011 Amendment allows us to repurchase up to $30 million of our outstanding notes, subject to a maximum leverage ratio and the satisfaction of certain other conditions. Furthermore, in February of 2012, we amended our 2010 Credit Facility, to increase our restricted dispositions basket in order to divest our documents and forms business, which we refer to as the 2012 Amendment. The amendment required that 25% of net proceeds be used to repay our Term Loan B and requires that the remaining amount be used to reinvest in the business. Further, the amendment allows us to repay junior debt in an amount equal to 75% of the net proceeds. We will continue to repurchase these bonds in the open market or privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Since the 2011 and 2012 Amendments, we have repurchased $25.2 million of our 7 7/8% Notes, $9.0 million of our 8 3/8% senior subordinated notes, due 2014, which we refer to as 8 3/8% Notes and $5.0 million of the 10 ½% senior unsecured notes due 2016, which we refer to as the 10½% Notes, and retired them for $21.1 million, $7.0 million and $4.9 million, respectively. Additionally, we repaid $9.5 million of the Term Loan B in connection with the 2012 Amendment.
Acquisitions
In August of 2011, we completed the acquisition of Nesbitt. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance our content management operations. Additionally, we expect that Nesbitt will enable us to provide additional cross-selling opportunities to our existing customer base. We believe that the integration efforts related to Nesbitt are minimal and we expect to be completed with those efforts in early 2012.
In February of 2011, we acquired the assets of EPG. EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets. We believe EPG will further strengthen our existing envelope operations and will provide for manufacturing efficiencies given EPG's unique asset base and geographic overlap of facilities that exists between EPG and our existing envelope operations. During 2011, we completed the closure and consolidation of three EPG plants into our existing operations and reduced headcount for duplicative functions. We recently completed a significant milestone in the integration of EPG into our existing information technology infrastructure and operational and financial systems and terminated our transition services arrangement. EPG is no longer on their legacy infrastructure or operational and financial systems. As a result, we have improved our visibility to work being performed within our legacy envelope and EPG manufacturing platforms, which provides us with the opportunity to produce work more profitably and with increased customer satisfaction. Further, we believe the integration of EPG will continue to occur into 2012 and may include additional plant closures and consolidations as well as additional headcount reductions for duplicative functions.

In November of 2010, we completed the acquisition of Gilbreth. Gilbreth utilizes specialized printing technologies as a manufacturer and marketer of full body shrink sleeves and tamper evident neck bands. We believe the acquisition of Gilbreth will allow us to internally produce product that we historically had to purchase from an outsourced partner. Additionally, we expect that Gilbreth will enable us to provide additional cross-selling opportunities to our existing customer base. We have completed our integration efforts related to Gilbreth.
In May of 2010, we completed the acquisition of Glyph, which we believe will enhance our content management operations. We completed our integration of Glyph in 2011.
In February of 2010, we completed the acquisition of Clixx. Clixx has provided our Canadian print operations with end-of-production capabilities that were previously unavailable to those operations.
Collectively, we refer to Nesbitt and EPG as the 2011 Acquisitions and Gilbreth, Glyph and Clixx as the 2010 Acquisitions.
Discontinued Operations
In 2011, we began exploring our opportunities to divest certain non-strategic or underperforming businesses within our manufacturing platform. As a result, in the fourth quarter of 2011, the financial results of our documents and forms business as well as our wide-format papers business have been accounted for as discontinued operations, which we refer to collectively as the Discontinued Operations, resulting in our historical consolidated balance sheets, statement of operations and statement of cash flows being reclassified to reflect these discontinued operations separately from our continuing operations.
In January of 2012, we completed the sale of our wide-format papers business and received proceeds of $4.6 million. In February of 2012, we completed the sale of our documents and forms business and received proceeds of $36 million, which excludes an additional $4.0 million that is being held in escrow for a period of time subject to terms of the sale agreement.
Goodwill and Intangible Asset Impairments
In the fourth quarter of 2011, we recorded allocated non-cash goodwill impairment charges of $13.5 million related to the Discontinued Operations. These charges were due to our carrying value of the assets, including allocated goodwill and intangible assets, of the Discontinued Operations being in excess of the fair value we received from divesting these businesses.
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
As a result of our goodwill and long-lived asset impairment analysis, we recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships within our PSG reporting unit. We believe that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows as compared to our prior year analysis and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.
Consolidated Operating Results
This MD&A includes an overview of our consolidated results of operations for 2011, 2010 and 2009 followed by a discussion of the results of each of our reportable segments for the same period. Our results of operations for the year ended 2011 include the operating results of the 2011 Acquisitions, subsequent to their respective acquisition dates. Our results of operations for the year ended 2010 include the operating results of the 2010 Acquisitions, subsequent to their respective acquisition dates. Our results of operations for the year ended 2009 include the operating results of Nashua subsequent to its acquisition date of September 15, 2009.
A summary of our consolidated statement of operations is presented below. The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our operating segments that we use internally to assess our operating performance. Our reporting periods for 2011, 2010 and 2009 each consisted of 52 week periods, respectively, ending on the Saturday closest to the last day of the calendar month and ended on

December 31, 2011, January 1, 2011 and January 2, 2010, respectively. We refer to such periods herein as (i) the year ended 2011, (ii) the year ended 2010, and (iii) the year ended 2009. All references to years and year-ends herein relate to fiscal years rather than calendar years.

	Years Ended
	2011	2010	2009
	(in thousands, except per share amount)
Net sales	$1,909,187	$1,708,529	$1,614,596
Operating income (loss):
Envelopes and labels	$99,922	$78,951	$62,162
Commercial printing	60,991	(159,176)	(6,397)
Corporate	(43,153)	(37,719)	(38,615)
Operating income (loss)	117,760	(117,944)	17,150
Gain on bargain purchase	(11,720)	—	—
Interest expense, net	115,968	121,037	106,063
(Gain) loss on early extinguishment of debt	(4,011)	9,592	(16,917)
Other expense (income), net	9,074	2,327	(1,367)
Income (loss) from continuing operations before income taxes	8,449	(250,900)	(70,629)
Income tax expense (benefit)	9,477	(53,202)	(21,593)
Loss from continuing operations	(1,028)	(197,698)	(49,036)
(Loss) income from discontinued operations, net of taxes	(7,537)	11,321	18,097
Net loss	$(8,565)	$(186,377)	$(30,939)
Income (loss) per share—basic and diluted:
Continuing operations	$(0.02)	$(3.17)	$(0.86)
Discontinued operations	(0.12)	0.18	0.32
Net loss	$(0.14)	$(2.99)	$(0.54)
Net Sales
Net sales for 2011 increased $200.7 million, as compared to 2010, due to increased sales from our envelopes and labels segment of $198.5 million and increased sales from our commercial printing segment of $2.2 million. The increased sales for our envelopes and labels segment primarily resulted from the integration of EPG into our operations, as EPG was not included in our operations during 2010. The increase in sales within our commercial printing segment was due to: (i) our 2010 acquisitions of Gilbreth, Glyph and Clixx, as they were not included in our operations for a full year in 2010, and (ii) the integration of Nesbitt into our operations, as Nesbitt was not included in our operations for 2010. These increases were offset by volume declines and changes in product mix. See Segment Operations below for a more detailed discussion of the primary factors for the changes in net sales by reportable segment.
Net sales for 2010 increased $93.9 million, as compared to 2009, due to increased sales from our envelopes and labels segment of $141.3 million, offset by lower sales from our commercial printing segment of $47.4 million. The increased sales for our envelopes and labels segment primarily resulted from the integration of Nashua into our operations, as Nashua was not included in our results for a full year during 2009. The decrease in sales within our commercial printing segment was due to volume declines, changes in product mix and lower material costs, primarily due to the extended economic uncertainty that we experienced during 2010, and lost sales resulting from plant closures as part of our restructuring plans. These decreases to our commercial printing segment were partially offset by sales from the 2010 Acquisitions, as the 2010 Acquisitions were not included in our operations in 2009. See Segment Operations below for a more detailed discussion of the primary factors for the changes in net sales by reportable segment.
Operating Income
 Operating income in 2011, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million in our commercial print segment, increased $54.3 million, as compared to 2010. This increase was primarily due to higher operating income for our commercial printing segment of $38.7 million and our envelopes and labels segment of $21.0 million. These increases were primarily due to an increase in gross margins from: (i) the 2011 Acquisitions, as they were not included in our operations for 2010, (ii) the 2010 Acquisitions, as they were not included in our operations for a full year in 2010, and (iii) a decrease in restructuring and impairment charges resulting from cost savings initiatives taken to mitigate the general economic conditions. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.
Operating income in 2010, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million in our commercial print segment, increased $46.3 million, as compared to 2009. This increase was primarily due to higher operating income for our commercial printing segment of $28.6 million and our envelopes and labels segment of $16.8 million. These increases were primarily due to an increase in gross margins from the 2010 Acquisitions, as they were not included in our operations in 2009, and a decrease in restructuring and impairment charges resulting from cost savings initiatives taken to mitigate the general economic conditions. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.
Interest Expense. Interest expense decreased $5.1 million to $116.0 million in 2011, from $121.0 million in 2010. The decrease was primarily due to the redemption of higher cost interest rate swaps, partially offset by higher average outstanding debt balances primarily resulting from the EPG acquisition. Interest expense in 2011 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 8.0%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.7% in 2010. We expect interest expense in 2012 will be lower than 2011 largely due to the redemption of our higher cost interest rate swap agreements and our lower outstanding debt as a result of our debt reduction initiative. However, if we are to refinance our 7 7/8% Notes and, if feasible, certain other debt indentures during 2012, we may be subject to higher borrowing rates.
Interest expense increased $15.0 million to $121.0 million in 2010, from $106.1 million in 2009. The increase was primarily due to higher interest rates resulting from: (i) the April 2009 amendment, which we refer to as the 2009 Amendment, to our revolving credit facility due 2012, which we refer to as the 2006 Revolving Credit Facility, and our term loans and delayed-draw term loans due 2013, which we refer to as the Term Loans, which collectively with the 2006 Revolving Credit Facility we refer to as the Amended Credit Facilities, and (ii) the February 2010 refinancing, which we refer to as the 2010 Refinancing, that included an amendment to the Amended Credit Facilities, and the issuance of $400 million 8 7/8% senior second lien notes due 2018, which we refer to as the 8 7/8% Notes. Interest expense in 2010 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.7%, compared to the average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.7% in 2009.
(Gain) Loss on Early Extinguishment of Debt. During 2011, we repurchased $11.4 million of our 7 7/8% Notes for $9.0 million plus accrued and unpaid interest and $7.0 million of our 8 3/8% Notes, for $5.4 million plus accrued and unpaid interest. As a result, we recognized gains on early extinguishment of debt of $4.0 million.
During 2010, in connection with our Credit Facility Refinancing, in which we refinanced our Amended Credit Facilities with the 2010 Credit Facilities, we incurred a loss on early extinguishment of debt of $7.0 million of which $4.8 million related to fees paid to consenting lenders and $2.2 million related to the write-off of previously unamortized debt issuance costs. In connection with the 2010 Refinancing, we incurred a loss on early extinguishment of debt of $2.6 million of which $1.5 million related to fees paid to consenting lenders and $1.1 million related to the write-off of previously unamortized debt issuance costs.

In 2009, we recognized net gains on early extinguishment of debt of $16.9 million, comprising of gains of $21.9 million from the repurchase and retirement of principal amounts of $40.1 million of our 8 3/8% Notes; $7.1 million of our 7 7/8% Notes; and $5.0 million of our 10½% Notes. These gains were partially offset by the loss on early extinguishment of debt related to the 2009 Amendment of $5.0 million, of which $3.9 million related to fees paid to consenting lenders and $1.1 million related to the write-off of previously unamortized debt issuance costs.

Income Taxes

	Years Ended
	2011	2010	2009
	(in thousands)
Income tax expense (benefit) for U.S. operations	$7,116	$(54,579)	$(24,182)
Income tax expense (benefit) for foreign operations	2,361	1,377	2,589
Income tax expense (benefit)	$9,477	$(53,202)	$(21,593)
Effective income tax rate	112.2%	(21.2)%	(30.6)%
In 2011, we had an income tax expense of $9.5 million, which primarily related to income tax on our domestic operations as well as taxes related to non-deductible expenses mainly attributable to employee and stock compensation. Our effective tax rate during 2011 was higher than the federal statutory rate, primarily due to the non-deductibility for income tax purposes of certain employee and stock related compensation, partially offset by a release of valuation allowance for a portion of our state income tax loss carryforwards. We do not believe that it is reasonably possible that our unrecognized tax benefits will change significantly in the next twelve months.
We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, Income Taxes, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. We considered the fact that we have reported a cumulative loss in recent years, which generally provides negative evidence regarding the realizability of deferred tax assets. However, such cumulative losses mainly resulted from the goodwill impairment and restructuring related charges recorded over the last three years.  A substantial majority of the goodwill impairment charges had no impact on taxable income as these charges primarily are non-deductible. We performed an analysis of the recoverability of our net deferred tax assets as of December 31, 2011. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards did not reach the “more likely than not” realizability criteria and accordingly, were subject to a valuation allowance. During 2011, our valuation allowance was reduced by $2.6 million, consisting of a reduction related to our state net operating loss carryforwards. We analyzed the remaining net deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” recognition criteria. We believe that such remaining net deferred tax assets were “more likely than not” realizable based primarily on the weight of positive evidence provided by our tax planning strategies and projected future taxable income, including restructuring related charges and our historical results of operations (excluding impairment charges related to non-deductible goodwill). However, in the circumstance that the financial projections are not achieved, our ability to realize these net deferred tax assets may be significantly impacted.
In 2010, we had an income tax benefit of $53.2 million, which primarily related to income tax benefits from our non-cash impairment charges related to goodwill and other long-lived assets and the reversal of liabilities for uncertain tax positions as well as taxes on our domestic operations. Our effective tax benefit rate during 2010 was lower than the federal statutory rate, primarily due to the non-deductibility for income tax purposes of the non-cash impairment charges related to goodwill and other long-lived assets.
In 2009, we had an income tax benefit of $21.6 million, which primarily relates to the tax benefit on our domestic operations. Our effective tax benefit rate in 2009 was lower than the federal statutory rate, primarily due to non-deductible expenses, offset in part by state tax benefits. The non-deductible expenses primarily relate to stock-based compensation expense resulting from a difference in tax deductions available to us based on the market price of our stock-based compensation at the time of exercise as compared to our recorded stock-based compensation expense. If we generated pre-tax income, this would cause our effective income tax rate to be higher than our statutory federal rate.
Income from Discontinued Operations, net of taxes. Discontinued Operations represents the results of operations, including tax effects of our Discontinued Operations. The results for 2011 include a non-cash allocated goodwill impairment charge of $13.5 million, which had no tax effect as it was non-deductible goodwill. There is no allocation of interest expense on our debt within our discontinued operations results.
Income from discontinued operations for 2010 also includes the reduction of our liability for uncertain tax positions of $4.4 million, net of deferred tax assets of $1.6 million, as a result of the expiration of certain statute of limitations on uncertain tax positions related to the Supremex Income Fund, which we refer to as the Fund.
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
Envelopes and Labels

	Years Ended
	2011	2010	2009
	(in thousands)
Segment net sales	$1,059,170	$860,672	$719,364
Segment operating income	$99,922	$78,951	$62,162
Operating income margin	9.4%	9.2%	8.6%
Items included in segment operating income:
Restructuring and impairment charges	$7,645	$12,063	$17,405
Segment Net Sales
Segment net sales for our envelopes and labels segment increased $198.5 million, or 23.1%, in 2011, as compared to 2010. This increase was primarily due to: (i) sales generated from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG, as EPG was not included in our results in 2010, and (ii) higher sales of $32.6 million from price and product mix changes primarily from our financial institution envelope customers increasing their demand for direct mail products, as opposed to generic envelope products, as well as our ability to pass along price increases to our envelope and short-run labels customers, offset in part by product mix changes from our higher cost envelope office product offerings to our lower cost envelope office product offerings. These increases were offset in part by lower sales volumes of approximately $22.2 million, primarily from our long-run labels business due to lost sales from a plant closure in 2010 and our decision to exit certain low margin envelope and labels businesses.
Segment net sales for our envelopes and labels segment increased $141.3 million, or 19.6%, in 2010, as compared to 2009. This increase was primarily due to: (i) $138.4 million of sales generated from the integration of Nashua into our operations, including the impact of work transitioned from our existing operations to Nashua, as Nashua was not included in our results for a full year in 2009, and (ii) higher sales volumes of approximately $15.7 million due to increased unit volumes from our envelope customers, primarily our financial institution customers, offset in part by the loss of sales from three plant closures in 2009 and our decision to exit certain lower margin transactional business within our envelope operations. These increases were offset in part by lower sales of $12.8 million from price and product mix changes, primarily due to pricing pressures on our office products business as a result of the continued general economic conditions, which are being offset in part by our ability to pass along material price increases to our customers over time.
Segment Operating Income
Segment operating income for our envelopes and labels segment increased $21.0 million or 26.6% in 2011, as compared to 2010. This increase was primarily due to: (i) increased gross margins of $31.9 million primarily due to gross margins generated from EPG, as EPG was not included in our results in 2010, and lower fixed costs resulting from three envelope plant closures in 2011, and (ii) lower restructuring and impairment charges of $4.4 million. These increases were offset in part by higher selling, general and administrative expenses of $15.3 million primarily due to EPG, as EPG was not included in our results in 2010, partially offset by our cost savings initiatives.
Segment operating income for our envelopes and labels segment increased $16.8 million or 27.0% in 2010, as compared to 2009. This increase was primarily due to: (i) increased gross margins of $17.7 million primarily due to gross margins generated from Nashua, as Nashua was not included in our results for a full year in 2009, and lower fixed costs resulting from three envelope plant closures in 2009, and (ii) lower restructuring and impairment charges of $5.3 million. These increases were offset in part by: (i) higher selling, general and administrative expenses of $4.8 million primarily due to Nashua, as Nashua was not included in our results for a full year in 2009, partially offset by our cost savings initiatives, and (ii) higher amortization expense of $1.4 million, primarily due to amortizable intangible assets relating to Nashua, as Nashua was not included in our results for a full year in 2009.

Commercial Printing

	Years Ended
	2011	2010	2009
	(in thousands)
Segment net sales	$850,017	$847,857	$895,232
Segment operating income (loss)	$60,991	$(159,176)	$(6,397)
Operating income (loss) margin	7.2%	(18.8)%	(0.7)%
Items included in segment operating income:
Restructuring and impairment charges	$9,528	$211,042	$48,744
Segment Net Sales
Segment net sales for our commercial printing segment increased $2.2 million, or 0.3%, in 2011, as compared to 2010. This increase was primarily due to: (i) $26.5 million of higher sales from our 2010 Acquisitions and Nesbitt, as the 2010 Acquisitions were not included for a full year of 2010 and Nesbitt was not included in our operations for 2010, and (ii) higher sales of $1.2 million from pricing and product mix changes related to our specialty packaging operations, offset by pricing pressures experienced in our STM journal business. These increases were substantially offset by lower sales volumes of $25.5 million primarily due to: (i) our specialty packaging operations due to our decision to exit certain low margin business, (ii) our digital business primarily due to lower customer demand, and (iii) our STM journal business due to continued declines in the circulation of journals and periodicals.
Segment net sales for our commercial printing segment decreased $47.4 million, or 5.3%, in 2010, as compared to 2009. This decrease was due to (i) lower sales volumes of $37.8 million primarily due to the extended general economic uncertainty impacting our STM journals business, the closure of four commercial printing facilities during 2009 and two facilities in 2010, and (ii) lower sales of $23.8 million from price and product mix changes, primarily due to the extended general economic uncertainty. These decreases were offset in part by: (i) $14.2 million of sales generated from the 2010 Acquisitions, as they were not included in our operations for 2009, and (ii) increased sales resulting from higher material costs being passed along to our customers.
Segment Operating Income (Loss)
Segment operating income for our commercial printing segment, excluding the non-cash goodwill and other long-lived assets impairment charges of $181.4 million, increased $38.7 million, or 174.2%, in 2011, as compared to 2010. This increase was primarily due to: (i) increased gross margins of $10.3 million primarily due to our lower cost structure as a result of cost savings initiatives taken in prior years and our 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the full year 2010, (ii) lower restructuring and impairment charges, excluding the 2010 non-cash goodwill and other long-lived impairment charges of $181.4 million, of $20.1 million, (iii) lower selling, general and administrative expenses of $8.0 million, resulting from our cost savings initiatives in prior years, offset in part by higher selling, general and administrative expenses from our 2010 Acquisitions, as the 2010 Acquisitions were not included in our results for the full year 2010, and (iv) lower amortization expense of $0.3 million.
Segment operating income (loss) for our commercial printing segment, excluding the 2010 non-cash goodwill and other long-lived impairment charges of $181.4 million, increased $28.6 million, or 447.8%, in 2010, as compared to 2009. This increase was due to: (i) lower restructuring and impairment charges, excluding the 2010 non-cash goodwill and other long-lived impairment charges of $181.4 million, of $19.1 million, (ii) increased gross margins of $7.1 million primarily due to the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during 2009, and our cost savings initiatives, which were significantly offset by the loss of gross margins from four commercial printing facility closures in 2009 and two facility closures in 2010, and (iii) lower selling, general and administrative expenses of $2.4 million, resulting from our four commercial printing facility closures in 2009 and two plant closures in 2010, offset by the 2010 Acquisitions, as the 2010 Acquisitions were not included in our results during 2009.
Corporate Expenses. Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher in 2011, as compared to 2010, primarily due to higher compensation related expenses and lower vendor related discounts, offset in part by lower restructuring and impairment charges from our cost savings initiatives. Corporate expenses were lower in 2010, as compared to 2009, primarily due to lower stock-based compensation and higher vendor related discounts, offset in part by higher restructuring and impairment charges from our cost savings initiatives.

Restructuring, Impairment and Other Charges. In addition to the other restructuring plans implemented by our segments below, we currently have one active and five residual cost savings, restructuring and integration plans: (i) the plan related to the integration of the EPG acquisition, which we refer to as the EPG Plan and (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions, the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan, which collectively we refer to as the Residual Plans.

Upon the completion of the EPG acquisition, we developed and implemented a plan to integrate EPG into existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of three manufacturing facilities into our existing operations and the elimination of duplicative headcount. We anticipate that the integration of EPG will continue into 2012 and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.

In 2011, our envelopes and labels and commercial printing segments have implemented further cost savings initiatives, which we refer to as Other Restructuring Plans, in order to provide enhanced customer service, centralize various back office functions or rationalize our businesses. These Other Restructuring Plans also include the realignment of certain manufacturing platforms, which has resulted in the closure and consolidation of two commercial printing plants into our existing operations. We believe that these initiatives were substantially complete at the end of 2011.

As a result of actions taken during 2011, including the EPG Plan, we reduced our headcount by approximately 700 employees.
As of the year ended 2011, our total restructuring liability was $29.3 million, of which $6.2 million is included in other current liabilities and $23.0 million is included in other liabilities in our consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $22.5 million of our remaining restructuring liabilities. We believe these liabilities represent our best estimate of our withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our best estimate may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.
2011. During 2011, we incurred $17.8 million of restructuring and impairment charges, which included $4.3 million of employee separation costs, asset impairments, net of $3.0 million, equipment moving expenses of $2.5 million, lease termination expenses of $2.6 million, multi-employer pension withdrawal expenses of $1.4 million and building clean-up and other expenses of $3.9 million.
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
Liquidity and Capital Resources
Net Cash Provided by Continuing Operating Activities. Net cash provided by continuing operating activities was $83.8 million in 2011, which was primarily due to our net loss adjusted for non-cash items of $96.5 million and an increase in working capital of $10.9 million, offset by pension and other post retirement plan contributions of $21.3 million. The increase in our working capital primarily resulted from: (i) an increase in accounts payable due to the timing of vendor payments, and (ii) a decrease in our inventories primarily due to our inventory management initiative, which began in the third quarter of 2011. These increases were offset in part by: (i) a decrease in other working capital changes primarily due to the timing of customer related payments and the timing of interest payments on our outstanding debt, and (ii) an increase in accounts receivables due to the timing of collections from and sales to our customers.

Cash provided by continuing operating activities is generally sufficient to meet daily disbursement needs. On days when our cash receipts exceed disbursements, we reduce our revolving credit balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use our invested cash balance and/or our revolving credit balance to fund the difference. As a result, our daily revolving credit balance fluctuates depending on working capital needs. The 2010 Refinancing and 8 7/8% Notes issuance resulted in the elimination of nearly all of our Revolving Credit Facility balances and thereby substantially increasing our liquidity position, which we may utilize for future acquisitions or debt repayments. Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.
Net cash provided by continuing operating activities was $49.8 million in 2010, which was primarily due to our net loss adjusted for non-cash items of $49.0 million and a decrease in working capital of $1.6 million. The decrease in our working capital primarily resulted from a decrease in accounts payable due largely to the timing of payments to our vendors and an increase in inventory due to the timing of work performed for our customers, offset significantly by an increase in other working capital primarily due to the timing of interest payments on our long-term debt and a decrease in receivables primarily due to the timing of collections from and sales to our customers.
Net Cash (Used in) Provided by Discontinued Operating Activities. Represents the net cash (used in) provided by the Discontinued Operations operating activities.
Net Cash Used in Continuing Investing Activities. Net cash used in continuing investing activities was $64.3 million in 2011, primarily resulting from $59.7 million of cash consideration for the 2011 Acquisitions and capital expenditures of $15.7 million, offset in part by $11.1 million of proceeds from the sale of property, plant and equipment.
Our debt agreements limit capital expenditures to $38.0 million in 2012 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2011. We estimate that we will spend approximately $20.0 million on capital expenditures in 2012, before considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.
Net cash used in continuing investing activities was $55.2 million in 2010, primarily resulting from $40.5 million of cash consideration for the 2010 Acquisitions and capital expenditures of $18.1 million, offset in part by $3.5 million of proceeds from the sale of property, plant and equipment.
Net Cash Used in Discontinued Investing Activities. Represents the net cash used in Discontinued Operations related to capital expenditures.
Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $48.1 million in 2011, primarily due to: (i) the repayment of $23.8 million of our Term Loan B, (ii) open market purchases of our 7 7/8% Notes and 8 3/8% Notes of $9.0 million and $5.4 million, respectively, (iii) repayments of other long-term debt of $6.4 million, and (iv) fees paid to consenting lenders of $2.7 million related to the 2011 Amendment.
Net cash provided by financing activities was $36.2 million in 2010, primarily due to (i) cash proceeds from issuance of the 8 7/8% Notes, net of the original issuance discount, of $397.2 million, and (ii) cash proceeds from issuance of the Term Loan B of $376.2 million, net of original issuance discount, offset in part by: (i) the repayment of Term Loans of $683.3 million and $22.5 million, net pay down of our Revolving Credit Facility in connection with the 2010 Refinancing, (ii) payment of fees and expenses of $23.2 million in connection with the issuance of the 8 7/8% Notes, the 2010 Refinancing and the Credit Facility Refinancing, and (iii) repayments of other long-term debt of $7.6 million.

Contractual Obligations and Other Commitments. The following table details our significant contractual obligations and other commitments as of December 31, 2011 (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other (2)	Total
2012	$109,359	$21,964	$39,432	$170,755
2013	391,763	18,347	11,670	421,780
2014	108,652	11,998	7,349	127,999
2015	417,346	9,799	5,779	432,924
2016	218,144	6,950	5,136	230,230
Thereafter	438,458	10,296	37,198	485,952
Total	$1,683,722	$79,354	$106,564	$1,869,640

(1)	Includes $432.1 million of estimated interest expense over the term of our long-term debt, with variable rate debt having an average interest rate of approximately 6.2%.

(2)
Includes pension and other postretirement contributions of $22.4 million, anticipated worker’s compensation paid losses of $13.2 million, restructuring related liabilities of $60.0 million, including interest expense on lease terminations and multi-employer pension withdrawal liabilities, and purchase commitments for equipment of $2.9 million. Excluded from the table are $4.0 million income tax contingencies as we are unable to reasonably estimate the ultimate amount payable or timing of settlement.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of the year ended 2011, a decrease of $47.7 million from 2010. This decrease was primarily due to: (i) cash flow from operations and (ii) proceeds from the sale of property, plant and equipment, partially offset by the 2011 Acquisitions.
As of the year ended 2011, approximately 71% of outstanding debt was subject to fixed interest rates. As of February 24, 2012, we had approximately $64.1 million borrowing availability under our Revolving Credit Facility.
On December 21, 2010, we entered into the 2010 Credit Facilities. The proceeds of the Credit Facility Refinancing were used to refinance our existing Amended Credit Facilities. The 2010 Credit Facilities extended the maturity of approximately one quarter of our total debt and enhanced our liquidity by extending the maturity of the 2006 Revolving Credit Facility. Proceeds from the 2010 Credit Facilities together with available cash were used to repay the outstanding Term Loans, accrued interest thereon and to pay fees and expenses incurred related to the 2010 Credit Facilities. The Term Loan B was issued at a discount of $3.8 million, of which $3.2 million remains unamortized as of the year ended 2011.
Borrowing rates under the 2010 Credit Facilities are selected at our option at the time of each borrowing and are generally based on the London Interbank Offered Rate (“LIBOR”) or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin.  With respect to the Term Loan B, LIBOR based borrowings will not have an interest rate of less than 1.50% per annum plus an applicable margin of 4.75% per annum, and prime rate borrowings will not have an interest rate of less than 2.50% per annum plus an applicable margin of 3.75% per annum. We also pay a commitment fee on unused revolving loan commitments of 0.75% per annum. All revolving loans mature on December 21, 2014, and the Term Loan B amortizes in quarterly installments equal to 1% per year, commencing March 21, 2011, with the remaining principal balance due at maturity on December 21, 2016, in each case subject to certain conditions that could result in an earlier maturity.
The 2010 Credit Facilities contain certain restrictions that, among other things and with certain exceptions, limit our ability to incur additional indebtedness, prepay subordinated debt, transfer assets outside of Cenveo, pay dividends or repurchase shares of our common stock. The 2010 Credit Facilities also contain customary financial covenants, including a maximum Consolidated Leverage Covenant, a maximum Consolidated First Lien Leverage Covenant and a minimum Consolidated Interest Coverage Covenant. All three of these financial covenants were reset as a result of the 2010 Credit Facilities. The Consolidated Leverage Covenant threshold, with which we must be in pro forma compliance at all times, now requires us not to exceed 6.50:1.00 at any time during fiscal year 2011, then steps down in 0.25 increments beginning in the second quarter of 2012 until it reaches 5.50:1.00 during the third quarter of our fiscal year 2014 and remains at that level for the remainder of the term. The Consolidated First Lien Leverage Covenant now requires us to not exceed 2.50:1.00 through the second quarter of 2012, then steps down to 2.25:1.00 and remains at that level for the remainder of the term. The Consolidated Interest Coverage Covenant now requires us to not be less than 1.50:1.00 through the fourth quarter of 2011, then steps up incrementally, reaching 1.75:1.00 in 2013 and remains at that level for the remainder of the term.

The obligations under the 2010 Credit Facilities are guaranteed by us and each existing and future direct and indirect domestic subsidiary of Cenveo. The 2010 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of Cenveo and our domestic subsidiaries.  As the 2010 Credit Facilities have senior secured and first priority lien position in our capital structure and the most restrictive covenants, then provided we are in compliance with the 2010 Credit Facilities, we would also be in compliance, in most circumstances, with our debt incurrence tests within all of our debt indentures.
Any default under the 2010 Credit Facilities would prevent us from borrowing additional amounts and could cause the indebtedness outstanding under the 2010 Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness we may then have, to become immediately due and payable.
2010 Credit Facilities and Debt Compliance

On October 28, 2011, we completed the 2011 Amendment. The 2011 Amendment allows us to repurchase up to $30 million of our outstanding notes, subject to a maximum leverage ratio and the satisfaction of certain other conditions. We will continue to repurchase these notes in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other. In connection with the 2011 Amendment, we paid $2.6 million to consenting lenders and related fees, which will be capitalized and amortized to interest expense, net over the remaining life of the 2010 Credit Facilities.
As of the year ended 2011, we were in compliance with all debt agreement covenants. We anticipate being in compliance with all debt agreement covenants through our fiscal year ended 2012.
8 7/8% Notes Issuance
On February 5, 2010, we issued our $400 million 8 7/8% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933. The 8 7/8% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.3 million and $2.6 million remained unamortized as of the years ended 2011 and 2010, respectively. Net proceeds after fees and expenses were used to pay down $300.0 million of our Term Loans and $88.0 million outstanding under our Revolving Credit Facility.

Subsequent Events

In the first quarter of 2012, we purchased in the open market approximately $13.8 million, $2.0 million and $5.0 million of our 7 7/8% Notes, 8 3/8% Notes and 10 1/2% Notes, respectively, and retired them for $12.2 million, $1.6 million and $4.9 million, respectively, plus accrued and unpaid interest.  In connection with the retirement of these 7 7/8% Notes, 8 3/8% Notes and 10 1/2% Notes, we will record a gain on early extinguishment of debt of approximately $2.1 million, which includes the write-off of $0.1 million of unamortized debt issuance costs in the first quarter of 2012.

On February 29, 2012, we commenced a cash tender offer and consent solicitation for any and all of our outstanding 10½% Notes, 7 7/8% Notes and 8 3/8% Notes at total consideration equal to 101%, 100.25% and 100.25%, respectively, of outstanding principal plus any accrued and unpaid interest thereon for the 10½% Notes, 7 7/8% Notes and 8 3/8% Notes validly tendered and not withdrawn by March 13, 2012. This offer, in whole or in any of its parts, may be rescinded by us at any time prior to closing.
Letters of Credit
As of the year ended 2011, we had outstanding letters of credit of approximately $23.1 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.
Credit Ratings
Our current credit ratings are as follows:

Rating Agency	Corporate Rating	2010 Credit Facilities	8 7/8% Notes	10 1/2% Notes	7 7/8% Notes	8 3/8% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa1	Caa2	Caa2	Negative	July 2011
Standard & Poor’s	B	BB-	B-	CCC+	CCC+	CCC+	Stable	January 2012

In July 2011, Moody's Investors Services, which we refer to as Moody's reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8 7/8% Notes, 10 1/2% senior notes due 2016, which we refer to as the 10 1/2% Notes, 7 7/8% Notes, and 8 3/8% Notes, in conjunction with the Credit Facility Refinancing, and the detail of our current ratings have been provided in the table above. In January 2012, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8 7/8% Notes, 10 1/2% Notes, 7 7/8% Notes and 8 3/8% Notes and the detail of our current ratings have been provided in the table above.
The terms of our existing debt do not have any rating triggers that impact our funding availability or influence our daily operations, including planned capital expenditures. We do not believe that our current ratings will unduly influence our ability to raise additional capital if and/or when needed. Some of our constituents closely track rating agency actions and would note any raising or lowering of our credit ratings; however, we believe that along with reviewing our credit ratings, additional quantitative and qualitative analysis must be performed to accurately judge our financial condition.
We expect that our internally generated cash flows and financing available under our 2010 Revolving Credit Facility will be sufficient to fund our working capital needs through our fiscal year 2012; however, this cannot be assured.
Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of the years ended 2011 and 2010, we do not have any off-balance sheet arrangements.
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
We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:
Allowance for Losses on Accounts Receivable. We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of customers and related aging of past due balances. As of the years ended 2011 and 2010, the allowance provided for potentially uncollectible accounts receivable was $5.6 million and $6.4 million, respectively. Charges for bad debts recorded to the statement of operations were $2.3 million in 2011, $5.0 million in 2010 and $5.3 million in 2009. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.
Inventory Valuation. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. If there were to be a significant decrease in demand for our products, we could be required to reduce our inventory balances accordingly.
Provision for Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, we would assess the fair value of the asset or asset group and if necessary, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2011, 2010 and 2009, in connection with our restructuring and integration programs, we recorded non-cash impairment charges, net on long-lived assets of $3.0 million, $33.1 million and $15.3 million, respectively. Our 2010 non-cash impairment charges include a $27.2 million non-cash impairment charge related to customer relationships within our PSG reporting unit, which is part of our commercial printing segment. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.
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
In 2011, in connection with our discontinued operations, we allocated approximately $16.3 million of our Custom Resale reporting unit goodwill to the discontinued operations based on a relative fair value allocation. As a result of our relative fair value calculation for these businesses, we recorded a non-cash goodwill impairment charge of $13.5 million in discontinued operations, net of taxes on the consolidated statement of operations.
In 2010, we recorded non-cash goodwill and indefinite lived intangible asset impairment charges of $154.2 million, of which $132.2 million related to goodwill and $22.0 related to an indefinite lived tradename in our PSG reporting unit, which is part of our commercial printing segment. In 2009 we did not record any goodwill and indefinite lived intangible asset impairment charges.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. In 2011, our four reporting units had fair value in excess of carrying value with fair value exceeding carrying value by at least 30%. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In 2011, the discount rate for each reporting unit was estimated to be 11.0%. A 50 basis point increase in our estimated discount rates would not have resulted in any additional reporting units failing step one.
Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related tradenames. However, if our estimates of the valuations of our tradenames prove to be inaccurate, an impairment charge could be necessary in future periods.
Our annual impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names. We utilized royalty rates of 1.0% to 4.0% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage. We utilized a discount rate of 11.0%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.
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
Our self-insurance workers’ compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis that considers anticipated payment patterns. As of the years ended 2011 and 2010, the undiscounted liability was $15.3 million and $14.1 million, respectively, and the discounted liability was $13.2 million and $12.1 million, respectively, using a 4% discount rate.
Our self-insured healthcare liability represents our estimate of claims that have been incurred, but not reported as of the years ended 2011 and 2010. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $6.0 million and $4.7 million as of the years ended 2011 and 2010, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 45 and 50 days of unreported claims.
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
Accounting for Income Taxes. We are required to estimate our income taxes in each jurisdiction in which we operate, which primarily includes the United States, Canada and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of the years ended 2011 and 2010, we had net deferred tax assets of $72.9 million and $59.3 million, respectively, from our United States operations. The change in United States net deferred taxes is primarily due to an increase in our accrued pension and postretirement liabilities that can be used to offset taxable income in future years when cash contributions are made into our plans. As of the years ended 2011 and 2010, we had foreign net deferred tax liabilities of $3.3 million and $2.1 million, respectively.
We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, Income Taxes, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. We considered the fact that we have reported a cumulative loss in recent years, which generally provides negative evidence regarding the realizability of deferred tax assets. However, such cumulative losses mainly resulted from the goodwill impairment and restructuring related charges recorded over the last three years.  A substantial majority of the goodwill impairment charges had no impact on taxable income as these charges primarily are non-deductible. We performed an analysis of the recoverability of our net deferred tax assets as of December 31, 2011. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards did not reach the “more likely than not” realizability criteria and accordingly, were subject to a valuation allowance. During 2011, our valuation allowance was reduced by $2.6 million, consisting of a reduction related to our state net operating loss carryforwards. We analyzed the remaining net deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” recognition criteria. We believe that such remaining net deferred tax assets were “more likely than not” realizable based primarily on the weight of positive evidence provided by our tax planning strategies and projected future taxable income, including restructuring related charges and our historical results of operations (excluding impairment charges related to non-deductible goodwill). However, in the circumstance that the financial projections are not achieved, our ability to realize these net deferred tax assets may be significantly impacted.

We recognize a tax position in our consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. During 2011, we did not reduce our liabilities for uncertain tax positions. During 2010, we reduced our liabilities for uncertain tax positions by $10.7 million as a result of the expiration of certain statutes of limitations.
Pension and Other Postretirement Benefit Plans. We record annual amounts relating to our pension and other postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, anticipated rates of return, compensation increases and current expected mortality rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on our consolidated balance sheet, but are generally amortized into our consolidated statement of operations over future periods, with the deferred amount recorded in accumulated other comprehensive loss. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisers. We determine our assumption for the discount rate to be used for purposes of computing annual service and interest costs based on the Citigroup Pension Liability Index as of our respective year end dates. The weighted-average discount rate for pension and other postretirement benefits was 4.25% and 5.25% for the years ended 2011 and 2010, respectively. A one percentage point decrease in the discount rate at year end 2011 would increase the pension and other postretirement plans’ projected benefit obligation by approximately $48.4 million. A one percentage point increase in the discount rate at the year ended 2011 would decrease the pension and other postretirement plans’ projected benefit obligation by approximately $39.6 million.
Our investment objective is to maximize the long-term return on the pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. Equity investments are diversified by including United States and non-United States stocks, growth stocks, value stocks and stocks of large and small companies. Fixed income securities are primarily United States governmental and corporate bonds, including mutual funds. Alternative investments are primarily private equity hedge funds and hedge fund-of-funds. We consult with our financial advisers on a regular basis regarding our investment objectives and asset performance.
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
As of the year ended 2011, we had no interest rate swap agreements outstanding. As of the year ended 2010, we had $200.0 million of interest rate swaps. Our hedges of interest rate risk were designated and documented at inception as cash flow hedges and were evaluated for effectiveness at least quarterly. As of the year ended 2011, we had variable rate debt outstanding of $355.5 million. In addition, our Term Loan B is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 1.5%. As such, a change of 1% to current LIBOR rates would not have a significant impact to our interest expense.
Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended 2011, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $9.6 million and $0.8 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

Item 8.   Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Cenveo, Inc.
We have audited the accompanying consolidated balance sheets of Cenveo, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and Subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cenveo, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2012 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Melville, New York
March 2, 2012

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	As of the Year Ended
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$17,753	$49,749
Accounts receivable, net	288,483	254,453
Inventories	133,796	135,072
Prepaid and other current assets	72,742	65,615
Assets of discontinued operations - current	22,956	23,518
Total current assets	535,730	528,407

Property, plant and equipment, net	328,567	335,996
Goodwill	190,822	192,911
Other intangible assets, net	223,563	231,292
Other assets, net	79,490	74,720
Assets of discontinued operations - long-term	27,416	43,585
Total assets	$1,385,588	$1,406,911
Liabilities and Shareholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$8,809	$10,098
Accounts payable	186,648	163,340
Accrued compensation and related liabilities	39,155	30,261
Other current liabilities	95,907	97,796
Liabilities of discontinued operations - current	5,346	4,216
Total current liabilities	335,865	305,711

Long-term debt	1,237,534	1,283,905
Other liabilities	185,419	149,379
Liabilities of discontinued operations - long-term	8,474	9,247
Commitments and contingencies	—	—
Shareholders’ deficit:
Preferred stock, $0.01 par value; 25 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 63,260 and 62,727 shares issued and outstanding as of the years ended 2011 and 2010, respectively	633	627
Paid-in capital	350,390	342,607
Retained deficit	(672,847)	(664,282)
Accumulated other comprehensive loss	(59,880)	(20,283)
Total shareholders’ deficit	(381,704)	(341,331)
Total liabilities and shareholders’ deficit	$1,385,588	$1,406,911
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	For the Years Ended
	2011	2010	2009
Net sales	$1,909,187	$1,708,529	$1,614,596
Cost of sales	1,546,173	1,385,702	1,317,443
Selling, general and administrative expenses	217,136	203,983	202,791
Amortization of intangible assets	10,306	10,638	9,178
Restructuring, impairment and other charges	17,812	226,150	68,034
Operating income (loss)	117,760	(117,944)	17,150
Gain on bargain purchase	(11,720)	—	—
Interest expense, net	115,968	121,037	106,063
(Gain) loss on early extinguishment of debt	(4,011)	9,592	(16,917)
Other expense (income), net	9,074	2,327	(1,367)
Income (loss) from continuing operations before income taxes	8,449	(250,900)	(70,629)
Income tax expense (benefit)	9,477	(53,202)	(21,593)
Loss from continuing operations	(1,028)	(197,698)	(49,036)
(Loss) income from discontinued operations, net of taxes	(7,537)	11,321	18,097
Net loss	$(8,565)	$(186,377)	$(30,939)
Income (loss) per share—basic and diluted:
Continuing operations	$(0.02)	$(3.17)	$(0.86)
Discontinued operations	(0.12)	0.18	0.32
Net loss	$(0.14)	$(2.99)	$(0.54)
Weighted average shares:
Basic and Diluted	62,983	62,382	56,787
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(8,565)	$(186,377)	$(30,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	7,537	(11,321)	(18,097)
Impairment of goodwill related to discontinued operations	13,500	—	—
Depreciation	53,648	53,214	54,262
Amortization of intangible assets	10,306	10,638	9,178
Non-cash interest expense, net	5,277	4,716	2,304
Deferred income taxes	11,793	(48,815)	(16,882)
Non-cash taxes	—	(4,001)	—
Non-cash restructuring, impairment and other charges, net	3,853	201,781	32,204
Gain on bargain purchase	(11,720)	—	—
(Gain) loss on early extinguishment of debt	(4,011)	9,592	(16,917)
Provisions for bad debts	2,348	5,000	5,346
Provisions for inventory obsolescence	3,416	3,681	3,841
Stock-based compensation provision	8,716	10,853	14,274
(Gain) loss on sale of assets	376	81	(5,006)
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(6,912)	3,267	22,761
Inventories	20,860	(2,084)	33,773
Accounts payable and accrued compensation and related liabilities	11,777	(18,171)	(17,628)
Other working capital changes	(14,796)	15,385	(3,243)
Other, net	(23,585)	2,317	(5,001)
Net cash provided by continuing operating activities	83,818	49,756	64,230
Net cash (used in) provided by discontinued operating activities	(3,496)	8,830	7,823
Net cash provided by operating activities	80,322	58,586	72,053
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(59,719)	(40,545)	(3,189)
Capital expenditures	(15,671)	(18,152)	(25,035)
Proceeds from sale of property, plant and equipment	11,114	3,539	14,619
Proceeds from sale of investment	—	—	4,032
Net cash used in investing activities of continuing operations	(64,276)	(55,158)	(9,573)
Net cash used in investing activities of discontinued operations	(536)	(879)	(192)
Net cash used in investing activities	(64,812)	(56,037)	(9,765)
Cash flows from financing activities:
Repayment of Term Loan B due 2016	(23,800)	—	—
Repayment of 7 7/8% senior subordinated notes	(8,952)	—	(4,295)
Repayment of 8 3/8% senior subordinated notes	(5,363)	—	(23,024)
Repayments of other long-term debt	(6,403)	(7,635)	(12,178)
Payment of financing related costs and expenses	(2,675)	(23,154)	(7,390)
Purchase and retirement of common stock upon vesting of RSUs	(1,283)	(1,597)	(2,050)
Proceeds from exercise of stock options	356	1,030	539
Proceeds from issuance of 8 7/8% senior second lien notes	—	397,204	—
Proceeds from issuance of Term Loan B	—	376,200	—
Repayments of Term Loans	—	(683,306)	(24,594)
(Repayment) borrowings under revolving credit facility, net	—	(22,500)	14,500
Repayment of 10 1/2% senior notes	—	—	(3,250)
Net cash (used in) provided by financing activities	(48,120)	36,242	(61,742)
Effect of exchange rate changes on cash and cash equivalents	614	169	(193)
Net (decrease) increase in cash and cash equivalents	(31,996)	38,960	353
Cash and cash equivalents at beginning of year	49,749	10,789	10,436
Cash and cash equivalents at end of year	$17,753	$49,749	$10,789
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Common Stock		Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of the year ended 2008	54,245	$542	$271,821	$(446,966)	$(46,352)	$(220,955)
Comprehensive income (loss):
Net loss				(30,939)		(30,939)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $2,704					4,618	4,618
Unrealized gain on cash flow hedges, net of tax expense of $4,666					7,020	7,020
Currency translation adjustment					4,438	4,438
Other comprehensive income						16,076
Total comprehensive loss						(14,863)
Exercise of stock options	732	7	532			539
Common stock issued in connection with Nashua Corporation acquisition	7,056	71	46,474			46,545
Purchase and retirement of common stock upon vesting of RSUs			(2,050)			(2,050)
Amortization of stock based compensation			14,274			14,274
Balance as of the year ended 2009	62,033	620	331,051	(477,905)	(30,276)	(176,510)
Comprehensive income (loss):
Net loss				(186,377)		(186,377)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $1,718					(2,698)	(2,698)
Unrealized gain on cash flow hedges, net of tax expense of $5,063					8,449	8,449
Reclassification of losses related to interest rate swaps into earnings, net of tax expense of $587					1,241	1,241
Currency translation adjustment					3,001	3,001
Other comprehensive income						9,993
Total comprehensive loss						(176,384)
Exercise of stock options	694	7	1,023			1,030
Purchase and retirement of common stock upon vesting of RSUs			(1,597)			(1,597)
Amortization of stock based compensation			12,130			12,130
Balance as of the year ended 2010	62,727	627	342,607	(664,282)	(20,283)	(341,331)
Comprehensive income (loss):
Net loss				(8,565)		(8,565)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $23,217					(37,130)	(37,130)
Reclassification of losses related to interest rate swaps into earnings, net of tax expense of $863					1,793	1,793
Currency translation adjustment					(4,260)	(4,260)
Other comprehensive loss						(39,597)
Total comprehensive loss						(48,162)
Exercise of stock options	533	6	350			356
Purchase and retirement of common stock upon vesting of RSUs			(1,283)			(1,283)
Amortization of stock based compensation			8,716			8,716
Balance as of the year ended 2011	63,260	$633	$350,390	$(672,847)	$(59,880)	$(381,704)
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation. The consolidated financial statements include the results of Cenveo, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated.
Cenveo, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Cenveo”) are engaged in the printing and manufacturing of envelopes, labels, commercial printing and specialty packaging. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol “CVO”. The Company operates a global network of strategically located printing and manufacturing, fulfillment and distribution facilities, serving a diverse base of over 100,000 customers. The Company’s operations are primarily based in North America, Latin America and Asia.
The Company’s reporting periods for 2011, 2010 and 2009 in this report each consist of 52 week periods ending on the Saturday closest to the last day of the calendar month, and ended on December 31, 2011, January 1, 2011, and January 2, 2010, respectively. Such periods are referred to herein as (i) “as of the year ended 2011”, “the year ended 2011” or “2011”, (ii) “as of the year ended 2010”, “the year ended 2010” or “2010” and (iii) “as of the year ended 2009”, “the year ended 2009” or “2009”. All references to years and year-ends herein relate to fiscal years rather than calendar years.
The Company acquired Nesbitt Graphics, Inc. (“Nesbitt”), in the third quarter of 2011 and assets of MeadWestvaco Corporation's Envelope Product Group (“EPG”) in the first quarter of 2011. The Company’s results for the year ended 2011 include the operating results of these acquisitions subsequent to their respective acquisition dates. The Company acquired Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc. (“Gilbreth”), in the fourth quarter of 2010, Glyph International and its subsidiaries (“Glyph”) in the second quarter of 2010 and Clixx Direct Marketing Services, Inc. (“Clixx”) in the first quarter of 2010. The Company’s results for the year ended 2010 include the operating results of these acquisitions subsequent to their respective acquisition dates. The Company acquired Nashua Corporation (“Nashua”) in the third quarter of 2009.  The Company’s results for the year ended 2009 include the operating results of Nashua subsequent to its acquisition date.
In 2011, the Company began exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform. As a result, beginning in the fourth quarter of 2011, the financial results of the Company's documents and forms business as well as the Company's wide-format papers business have been accounted for as discontinued operations (collectively the “Discontinued Operations”) resulting in the Company's historical consolidated balance sheets, statements of operations and statements of cash flows being reclassified to reflect these discontinued operations separately from the Company's continuing operations for all periods presented.
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
Fair Value Measurements. Certain assets and liabilities of the Company are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values due to their short-term nature. The Company also has other assets or liabilities that it records at fair value, such as its pension and other postretirement plan assets and liabilities, long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents. Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC insurance limits. Cash and cash equivalents are stated at cost, which approximates fair value.
Accounts Receivable. Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends indicate that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. As of the years ended 2011 and 2010, accounts receivable were reduced by an allowance for doubtful accounts of $5.6 million and $6.4 million, respectively. Transactions affecting the allowance for doubtful accounts were as follows (in thousands):

	For The Years Ended
	2011	2010	2009
Balance at beginning of year	$6,403	$7,567	$5,742
Charged to expense	2,348	5,000	5,346
Write-offs, recoveries and other	(3,125)	(6,164)	(3,521)
Balance at end of year	$5,626	$6,403	$7,567
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
Computer Software. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, generally between three and seven years. Net computer software costs included in property, plant and equipment were $6.0 million and $2.0 million as of the years ended 2011 and 2010, respectively.
Debt Issuance Costs. Direct expenses such as legal, accounting and underwriting fees incurred to issue, extend or amend debt are included in other assets, net. Debt issuance costs were $18.7 million and $20.3 million as of the years ended 2011 and 2010, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. On October 28, 2011, the Company completed an amendment (“2011 Amendment”) of its $ 530 million senior secured facility, which includes a $150 million revolving credit facility due 2014 (“2010 Revolving Credit Facility”) and a $380 million term loan due 2016 (“Term Loan B”, collectively with the 2010 Revolving Credit Facility, (“2010 Credit Facilities”). The 2011 Amendment allows the Company to repurchase up to $30 million of its outstanding notes, subject to a maximum leverage ratio and the satisfaction of certain other conditions. In connection with the Amendment, the Company paid $2.6 million to consenting lenders and related fees, which will be capitalized and amortized to interest expense, net in the consolidated statement of operations over the remaining life of the 2010 Credit Facilities.
Interest expense includes the amortization of debt issuance costs of $4.4 million, $4.2 million and $2.4 million in 2011, 2010 and 2009, respectively.
Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is not amortized. Goodwill is subject to an annual impairment test and is reviewed annually as of the beginning of December to determine if there is an impairment or more frequently if an indication of possible impairment exists (Level 3). In connection with classifying the Discontinued Operations as discontinued operations in the fourth quarter of 2011, the Company allocated $16.3 million of the Company's Custom Resale reporting unit goodwill to discontinued operations. In connection with the fair value of the Discontinued Operations during the fourth quarter of 2011, the Company recorded a non-

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cash impairment charge to write-off goodwill of $13.5 million. In 2010, the Company recorded a non-cash, impairment charge to write-off goodwill of $132.2 million related to its Publisher Services Group (“PSG”) reporting unit, which is part of the Company’s commercial printing segment. No impairment charges for goodwill were recorded in 2009.
Other intangible assets consist primarily of customer relationships and trademarks. Other intangible assets primarily arise from the purchase price allocations of businesses acquired. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similar to goodwill (Level 3). In 2010, the Company recorded a non-cash, impairment charge of $22.0 million related to an indefinite lived trade name in its PSG reporting unit, which is part of the Company’s commercial printing segment. No impairment charges for other intangible assets were recorded in 2011 or 2009.
Long-Lived Assets. Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value (Level 2 and 3). The estimated useful lives of all long-lived assets are periodically reviewed and revised, if necessary. In 2010, the Company recorded a non-cash, impairment charge of $27.2 million related to customer relationships in its PSG reporting unit, which is part of the Company’s commercial printing segment.
Self-Insurance. The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred, but not reported. As of the years ended 2011 and 2010, the (i) undiscounted worker’s compensation liability was $15.3 million and $14.1 million, respectively, and the discounted liability was $13.2 million and $12.1 million, respectively, using a 4% discount rate and the (ii) healthcare liability was $6.0 million and $4.7 million, respectively.
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
Financial Instruments. From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. As of the year ended 2011, the Company did not have any outstanding interest rate swap obligations. All derivatives in effect as of the year ended 2010 were included in other current liabilities at their respective fair values with unrealized losses included in accumulated other comprehensive loss in shareholders’ deficit, net of applicable income taxes. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in the statement of operations.
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
Advertising Costs. All advertising costs are expensed as incurred. Advertising costs were $2.7 million, $2.6 million, and $2.5 million for 2011, 2010 and 2009, respectively.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Subsequent Events. The Company evaluated events and transactions after the close of its consolidated balance sheet on December 31, 2011, until the date of the Company’s Annual Report on Form 10-K filing with the SEC on March 2, 2012, for potential recognition or disclosure in the Company’s consolidated financial statements.

New Accounting Pronouncements. Effective January 2, 2011, the Company adopted the remaining disclosure requirements of an accounting pronouncement that provides for certain disclosures relating to fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company in the first quarter of 2010. The adoption of the remaining disclosure requirements of this pronouncement did not have a material impact on the Company's financial statements.

Effective January 2, 2011, the Company adopted an accounting pronouncement that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective for the Company in the first quarter of 2011 and is applied prospectively to business combinations that have an acquisition date on or after January 2, 2011. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

In May 2011, an accounting pronouncement was issued to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and IFRS. The pronouncement changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands fair value measurement disclosure requirements, particularly for Level 3 measurements. This pronouncement became effective for the Company in the fourth quarter of 2011. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

In June 2011, an accounting pronouncement was issued relating to the presentation of comprehensive income. This pronouncement requires the presentation of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate, but consecutive statements. This pronouncement will become effective for the Company in the first quarter of 2012. The adoption of this pronouncement will impact the Company's financial statement presentation, will be applied retrospectively and is not expected to have a material impact on the Company's financial statements.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

statements.

In September 2011, an accounting pronouncement was issued to increase the quantitative and qualitative disclosures a contributing employer is required to provide about its participation in significant multi-employer plans that offer pension or other postretirement benefits. The objective is to enhance the transparency of this disclosure by reporting: (i) the significant multi-employer plans in which an employer participates, (ii) the level of the employer's participation in these plans, (iii) the financial health of the plans, and (iv) the nature of the employer's commitments to the plans. This pronouncement became effective for the Company in the fourth quarter of 2011. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the statement of operations.
Acquisition-related costs included in selling, general and administrative expenses of the Company’s consolidated statement of operations were $6.0 million, $5.1 million and $2.9 million for the years ended 2011, 2010 and 2009, respectively.
2011
Nesbitt
On August 1, 2011, the Company acquired essentially all of the assets of Nesbitt, which had annual net sales of approximately $5.6 million prior to the acquisition by the Company. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance the Company's content management operations. The total preliminary purchase price was approximately $5.0 million, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The Nesbitt acquisition preliminarily resulted in $1.3 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's commercial printing segment. The Company believes that the recognized goodwill related to Nesbitt is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to customer relationships of $1.4 million, which are being amortized over their estimated useful life of 10 years.

Nesbitt's results of operations and cash flows are included in the Company's consolidated statements of operations and cash flows from August 1, 2011 and are not included in 2010 and 2009. Pro forma results for the years ended 2011 and 2010, assuming the acquisition of Nesbitt had been made on January 3, 2010, have not been presented since the effect would not be material.

Envelope Product Group

On February 1, 2011, the Company acquired the assets of EPG. EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets and had approximately 900 employees, all of which were located in the United States. Prior to the acquisition, EPG had annual net sales of approximately $240 million. The Company believes EPG will further strengthen its existing envelope operations and will provide for manufacturing efficiencies given EPG's unique asset base and geographic overlap of facilities that exists between EPG and the Company's existing envelope operations. EPG was assigned to the Company's envelopes and labels segment. The purchase price was approximately $55.2 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The EPG acquisition resulted in a bargain purchase gain of approximately $11.7 million, which was recognized in the Company's consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire EPG for less than the fair value of its net assets due to its operating results prior to the Company's acquisition and given its parent company's desire to exit a non-core business. The acquired identifiable intangible assets relate to: (i) a trade name of $1.0 million, which is being amortized over its estimated useful life of 10 years and (ii) a patent of $0.5 million, which is being amortized over its estimated useful life of 15 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Price Allocation

The following table summarizes the allocation of the purchase price of EPG to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of February 1, 2011
Accounts receivable, net	$29,817
Inventories	21,893
Other current assets	386
Property, plant and equipment	38,388
Other intangible assets	1,500
Other assets, net	2,240
Total assets acquired	94,224
Current liabilities	25,583
Other liabilities	1,763
Total liabilities assumed	27,346
Net assets acquired	66,878
Cost of EPG acquisition	55,158
Gain on bargain purchase of EPG	$11,720

The changes from the Company's original purchase price allocation primarily relate to inventory fair value of $0.5 million, revisions to property, plant and equipment valuations of $0.4 million and adjustments to certain accruals of $0.2 million to present them at their estimated fair value. The Company finalized its purchase price allocation during the fourth quarter of 2011.

The fair values of property, plant and equipment and intangible assets associated with the EPG acquisition were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, internal expertise related to the equipment and current marketplace conditions. The trade name and patent intangible assets were valued using a relief from royalty method based on future estimated revenues. The inputs used in the relief from royalty method include discount rates based on a weighted average cost of capital, growth and relief from royalty rates as well as an obsolescence factor.

EPG's results of operations and cash flows are included in the Company's consolidated statements of operations and cash flows from February 1, 2011 and are not included in 2010 and 2009. As a result of the Company's integration of EPG into the Company's existing envelope operations, it is impracticable to disclose the amounts of revenues and earnings of EPG since the acquisition date.

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for 2011 and 2010 presented herein has been prepared by adjusting the historical data as set forth in its consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended
	2011		2010
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$1,909,187	$1,929,969	$1,708,529	$1,956,866
Operating income (loss)	117,760	122,524	(117,944)	(127,849)
Loss from continuing operations	(1,028)	(5,259)	(197,698)	(203,126)
Net loss	(8,565)	(12,796)	(186,377)	(191,805)
Income (loss) per share - basic and diluted:
Continuing operations	$(0.02)	$(0.08)	$(3.17)	$(3.25)
Discontinued operations	(0.12)	(0.12)	0.18	0.18
Net loss	$(0.14)	$(0.20)	$(2.99)	$(3.07)
Weighted average shares outstanding:
Basic	62,983	62,983	62,382	62,382

The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company's actual consolidated results of operations had the EPG acquisition actually been consummated as of the beginning of the period noted above or of the Company's expected future results of operations. The adjustments related to the EPG acquisition supplemental pro forma consolidated summary financial information above include the elimination of sales between the Company and EPG, removal of acquisition related expenses and bargain purchase gain related to the acquisition, an estimate of the interest expense related to increased debt resulting from the EPG acquisition and an adjustment to the statutory income tax rate. In addition, the Company has performed its assessment of the purchase price allocation by identifying intangible assets and estimating the fair value of intangible and tangible assets, including a trade name, patent and property, plant and equipment for which pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values.
2010
Gilbreth
On November 29, 2010, the Company acquired the common stock of Gilbreth, which had annual sales of approximately $17.0 million prior to its acquisition by the Company. This acquisition expands the Company’s packaging platform to include shrink sleeve printing. Gilbreth focuses on manufacturing full body shrink sleeves and tamper evident neck bands, mainly in the food and beverage, pharmaceutical and neutraceutical markets. The total purchase price was approximately $18.7 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The Company finalized its purchase price allocation during the fourth quarter of 2011. The changes to the original purchase price allocation of $2.4 million primarily related to the completion of the pre-acquisition period income tax returns and the allocation of tax loss attributes to the Company on a post-acquisition basis. The Gilbreth acquisition resulted in $3.1 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable assets relate to: (i) the Gilbreth trade name of $3.9 million, which is being amortized over its estimated useful life of 20 years and (ii) customer relationships of $3.1 million, which are being amortized over their estimated weighted average useful lives of 15 years.
Gilbreth’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from November 29, 2010 and are not included in 2009.  Pro forma results for the years ended 2010 and 2009, assuming the acquisition of Gilbreth had been made on January 4, 2009, have not been presented since the effect would not be material.
Glyph
On May 31, 2010, the Company acquired all of the common stock of Glyph, which had annual sales of approximately $9.0 million prior to its acquisition by the Company. Glyph is a leading provider of content solutions to publishers with operations in Bangalore and New Delhi, India and was acquired to further enhance the Company’s content management operations. Glyph specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation. The total purchase price was $15.1 million, net of cash acquired of $2.3 million and was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Glyph acquisition resulted in $9.5 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s commercial printing segment. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.1 million, which are being amortized over their weighted average useful lives of seven years, and (ii) a trade name of $0.4 million, which is being

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amortized over its weighted average useful life of four years.
Glyph’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from June 1, 2010 and are not included in 2009. Pro forma results for the years ended 2010 and 2009, assuming the acquisition of Glyph had been made on January 4, 2009, have not been presented since the effect would not be material.
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
Clixx’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from February 11, 2010 and are not included in 2009. Pro forma results for the years ended 2010 and 2009, assuming the acquisition of Clixx had been made on January 4, 2009, have not been presented since the effect would not be material.
2009
Nashua
On September 15, 2009, the Company acquired all of the common stock of Nashua. Nashua, founded in 1854, is a manufacturer, converter and marketer of labels and specialty papers whose primary products include pressure-sensitive labels, tags, transaction and financial receipts, thermal and other coated papers, and wide-format papers. The Company believes that Nashua further strengthens its position in the pharmaceutical labels market, while giving it access to new shelf label market customers. Under the terms of acquisition, each share of Nashua common stock was converted into the right to receive (i) $0.75 per share in cash, without interest, and (ii) 1.265 shares of Cenveo common stock.  The total consideration in connection with the Nashua acquisition, net of cash acquired of $1.0 million, was $49.7 million, which is comprised of cash consideration of $4.2 million and non-cash consideration of $45.5 million, primarily relating to the issuance of 7.1 million shares of Cenveo common stock, which closed on the New York Stock Exchange at $6.53 on September 15, 2009. The total purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Nashua acquisition resulted in $9.2 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s envelopes and labels segment. The Company believes goodwill primarily relates to the expansion of the Company’s product offerings and use of the Company’s existing product offerings by acquired customers, anticipated synergies and acquired workforce. The acquired identifiable intangible assets, aggregating $29.6 million, include: (i) the Nashua trademark of $16.0 million, which has been assigned an indefinite useful life due to the Company’s intention to continue using the Nashua name, the long operating history of Nashua and its existing customer base, (ii) customer relationships of $13.0 million, which are being amortized over their estimated weighted average useful lives of seven years; and (iii) a royalty agreement of $0.6 million, which is being amortized over the contract life of nine years.
Purchase Price Allocation
The following table summarizes the allocation of the purchase price of Nashua to the assets acquired and liabilities assumed in the acquisition (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 15, 2009
Accounts receivable, net	$24,056
Other current assets	28,999
Property, plant and equipment	27,985
Goodwill	9,218
Other intangible assets	29,600
Other assets, net	2,944
Total assets acquired	122,802
Current liabilities, excluding current maturities of long-term debt	25,990
Current maturities of long-term debt	2,800
Other liabilities	43,350
Total liabilities assumed	72,140
Net assets acquired	50,662
Less cash acquired	(1,001)
Cost of Nashua acquisition, net of cash acquired	$49,661
The fair values of property, plant and equipment, goodwill and intangible assets associated with the Nashua acquisition were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, internal expertise related to the equipment and current marketplace conditions. Intangible asset values, including the Nashua trade name and customer relationships, were estimated based on future cash flows, customer attrition rates, as applicable, discounted using an estimated weighted-average cost of capital.
Nashua’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from September 15, 2009. Net sales of $205.3 million, $218.7 million and $67.4 million are included in the Company’s consolidated statement of operations for 2011, 2010 and 2009, respectively.
Unaudited Pro Forma Operating Data
The following supplemental pro forma consolidated summary operating data of the Company for 2009 presented herein has been prepared by adjusting the historical data as set forth in its consolidated statements of operations to give effect to the Nashua acquisition as if it had been consummated as of the beginning of fiscal year 2009 (in thousands, except per share amounts):

	Year Ended 2009
	As Reported	Pro Forma
Net sales	$1,614,596	$1,787,713
Operating income	17,150	16,309
Loss from continuing operations	(49,036)	(49,872)
Net loss	(30,939)	(31,775)
Loss per share – basic and diluted:
Continuing operations	$(0.86)	$(0.81)
Discontinued operations	0.32	0.30
Net loss	$(0.54)	$(0.51)

Weighted average shares:
Basic and diluted	56,787	61,730
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Discontinued Operations

Subsequent Events

On February 10, 2012, the Company completed the sale of its documents and forms business ("Documents Group"), which was included in the Company's envelopes and labels segment, for cash proceeds of approximately $40.0 million, of which $4.0 million will remain in escrow for a certain period of time. In the fourth quarter of 2011, the Company recorded a non-cash goodwill impairment charge of $12.5 million that was allocated to the Documents Group. The operating results of the Documents Group, as well as the non-cash allocated goodwill impairment charge, are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

On January 27, 2012, the Company completed the sale of its wide format business, which was included in the Company's envelopes and labels segment, for cash proceeds of approximately $4.7 million. In the fourth quarter of 2011, the Company recorded a non-cash goodwill impairment charge of $1.0 million that was allocated to its wide-format business. For all periods presented herein, the operating results of the wide-format business, as well as the non-cash allocated goodwill impairment charge, are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of the years ended 2011 and 2010.

	Years Ended
	2011	2010
Accounts receivable, net	$7,647	$8,912
Inventories	14,356	14,080
Prepaid and other current assets	953	526
Assets of discontinued operations - current	22,956	23,518
Property, plant and equipment, net	10,273	11,926
Other assets, net (1)	17,143	31,659
Assets of discontinued operations - long-term	27,416	43,585

Accounts payable	4,352	3,129
Accrued compensation and related liabilities	548	412
Other current liabilities	446	675
Liabilities of discontinued operations - current	5,346	4,216

Liabilities of discontinued operations - long-term	8,474	9,247
Net assets	$36,552	$53,640

(1) Includes $2.8 million and $16.3 million of goodwill and $14.3 million and $15.1 million of intangible assets for 2011 and 2010, respectively.

The following table summarizes certain statement of operations information for discontinued operations (in thousands):

	Years Ended
	2011	2010	2009
Net sales	$99,611	$106,187	$100,035
Income (loss) from discontinued operations before income taxes (1) (2) (3)	(3,697)	14,184	15,040
Income tax (benefit) expense	3,840	2,863	(3,057)
(Loss) income from discontinued operations, net of taxes (1) (2) (3)	$(7,537)	$11,321	$18,097
Income (loss) per share	$(0.12)	$0.18	$0.32

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) Includes $13.5 million of allocated non-cash goodwill impairment charges in 2011.
(2) Income from discontinued operations for 2010 also includes the reduction of our liability for uncertain tax positions of $4.4 million, net of deferred tax assets of $1.6 million, as a result of the expiration of certain statute of limitations on uncertain tax positions related to the Supremex Income Fund (the “Fund”).
(3) Income from discontinued operations for 2009 also includes the reduction of our liability for uncertain tax positions of $12.1 million, net of deferred tax assets of $2.6 million, as a result of the expiration of certain statute of limitations on uncertain tax positions related to the Fund.
4. Inventories
Inventories by major category are as follows (in thousands):

	2011	2010
Raw materials	$49,236	$56,946
Work in process	20,968	26,085
Finished goods	63,592	52,041
	$133,796	$135,072
5. Property, Plant and Equipment
Property, plant and equipment are as follows (in thousands):

	2011	2010
Land and land improvements	$20,276	$15,650
Buildings and improvements	111,498	100,465
Machinery and equipment	600,066	580,942
Furniture and fixtures	10,453	10,516
Construction in progress	4,840	7,365
	747,133	714,938
Accumulated depreciation	(418,566)	(378,942)
	$328,567	$335,996
Assets Held for Sale

In connection with the Company's cost savings, restructuring and integration plans, there is currently one owned property that is available for sale, which relates to the Company's commercial printing segment. The Company has recorded this asset as available for sale in other assets, net on its consolidated balance sheet and has presented it at its fair value less estimated cost to sell of $0.9 million, which approximates its carrying value. The fair value is based on available market comparables.
Asset Sales
In 2011, the Company sold four manufacturing facilities, of which two related to its envelopes and labels segment and two related to its commercial printing segment, for net proceeds of $9.6 million. The Company also sold certain manufacturing assets for net proceeds of $1.5 million. These assets were previously classified as available for sale and were recorded at their fair value less estimated cost to sell.
Sale Leaseback Transaction
In 2009, the Company sold one of its envelope facilities, which had a net book value of $2.9 million for net proceeds of $3.7 million and entered into a two-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $0.8 million, which was amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as of the years ended 2011 and 2010 by reportable segment are as follows (in thousands):

	Envelopes and Labels	Commercial Printing	Total
Balance as of the year ended 2009	$135,821	$167,685	$303,506
Acquisitions, net	795	20,384	21,179
Foreign currency translation	—	411	411
Impairment charge	—	(132,185)	(132,185)
Balance as of the year ended 2010	$136,616	$56,295	$192,911
Acquisitions, net	—	(1,165)	(1,165)
Foreign currency translation	—	(924)	(924)
Balance as of the year ended 2011	$136,616	$54,206	$190,822
During the third quarter of 2010, based on a combination of factors, including the continued economic uncertainty that remained in the United States and global economies and revisions to forecasted operating results, the Company believed that there were sufficient indicators that would require it to perform an interim goodwill and long-lived asset impairment analysis. The Company’s valuation of all of its reporting units was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the present value of expected future cash flows of each reporting unit. The Company performed a market approach analysis in order to support the reasonableness of the fair value determined under the income approach. The Company’s 2010 analysis utilized a higher discount rate applied to lower estimated future cash flows compared to its prior year analysis and reflected increased borrowing rates and equity risk premiums implied by then current market conditions. The Company determined that the fair value of its remaining reporting units, other than PSG, were not below their carrying amounts, including goodwill. Thus, no further analysis was performed on those reporting units. However, since the fair value of its PSG reporting unit was determined to be below its carrying amounts including goodwill, the Company performed additional fair value measurement calculations to determine total impairment. As part of its valuation to determine the total impairment charge, the Company also estimated the fair value of significant tangible and intangible long-lived assets of its PSG reporting unit, which is a part of the Company’s commercial printing segment. These tangible and intangible long-lived assets were valued using appropriate valuation techniques for assets of their nature, such as the relief-from-royalty and income approaches.
As a result of its goodwill and long-lived asset impairment analysis, the Company recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived trade name and $27.2 million related customer relationships in its PSG reporting unit. The Company finalized the analysis on its PSG reporting unit during the fourth quarter of 2010 and determined no further modification to previously recognized charges was necessary. The Company believes that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

	2011					2010
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	11	$166,652	$(27,234)	$(54,911)	$84,507	$165,635	$(27,234)	$(46,102)	$92,299
Trademarks and trade names	24	23,481	—	(5,620)	17,861	22,521	—	(4,685)	17,836
Patents	8	3,528	—	(2,583)	945	3,028	—	(2,292)	736
Non-compete agreements	1	510	—	(439)	71	1,616	—	(1,444)	172
Other	7	600	—	(161)	439	802	—	(293)	509
Subtotal	13	194,771	(27,234)	(63,714)	103,823	193,602	(27,234)	(54,816)	111,552

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$336,511	$(49,234)	$(63,714)	$223,563	$335,342	$(49,234)	$(54,816)	$231,292
Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2012	$10,261
2013	10,025
2014	9,785
2015	9,698
2016	7,989
7. Other Current Liabilities
Other current liabilities are as follows (in thousands):

	2011	2010
Accrued interest expense	$24,547	$25,089
Accrued customer rebates	20,557	21,065
Restructuring liabilities	6,241	6,786
Other accrued liabilities	44,562	44,856
	$95,907	$97,796

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt
Long-term debt is as follows (in thousands):

	2011	2010
Revolving credit facility, due 2014	$—	$—
7 7/8% senior subordinated notes, due 2013	284,878	296,270
8 3/8% senior subordinated notes, due 2014 ($25.2 million and $32.2 million outstanding principal amount as of the years ended 2011 and 2010, respectively)	25,424	32,610
Term Loan B, due 2016 ($356.2 million and $380.0 million outstanding principal amount as of the years ended 2011 and 2010, respectively)	353,033	376,200
10 1/2% senior notes, due 2016	170,000	170,000
8 7/8% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of the years ended 2011 and 2010)	397,704	397,432
Other debt including capital leases	15,304	21,491
	1,246,343	1,294,003
Less current maturities	(8,809)	(10,098)
Long-term debt	$1,237,534	$1,283,905
The estimated fair value of the Company’s long-term debt was approximately $1.1 billion and $1.3 billion as of the years ended 2011 and 2010, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon quoted market values and financing options available to the Company with similar terms and maturities. Interest expense in 2011 reflected average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 8.0%, compared to the average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.7% in 2010. Cash interest payments on long-term debt were $111.0 million, $102.7 million and $103.7 million in 2011, 2010 and 2009, respectively.
2010 Credit Facilities and Debt Compliance
On December 21, 2010, the Company entered into the 2010 Credit Facilities. The proceeds of the 2010 Credit Facilities were used to refinance the Company’s revolving credit facility due 2012 (“2006 Revolving Credit Facility”) and its term loans and delayed-draw term loans due 2013 (“Term Loans”, collectively with the 2006 Revolving Credit Facility, the “Amended Credit Facilities”). The 2010 Credit Facilities extended the maturity of approximately one quarter of the Company’s total debt and enhanced its liquidity by extending the maturity of the 2006 Revolving Credit Facility. Proceeds from the 2010 Credit Facilities together with available cash were used to repay the outstanding Term Loans, accrued interest thereon and to pay certain fees and expenses incurred related to the 2010 Credit Facilities. The Term Loan B was issued at a discount of $3.8 million, of which $3.2 million remains unamortized as of the year ended 2011.
Borrowing rates under the 2010 Credit Facilities are selected at the Company’s option at the time of each borrowing and are generally based on London Interbank Offered Rate (“LIBOR”) or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan B, LIBOR based borrowings will not have an interest rate of less than 1.50% per annum plus an applicable margin of 4.75% per annum, and prime rate borrowings will not have an interest rate of less than 2.50% per annum plus an applicable margin of 3.75% per annum. The Company also pays a commitment fee on unused revolving loan commitments of 0.75% per annum. All revolving loans mature on December 21, 2014 and the Term Loan B amortizes in quarterly installments equal to 1% per year, which commenced on March 21, 2011, with the remaining principal amounts due at maturity on December 21, 2016, in each case subject to certain conditions that could result in an earlier maturity.
The 2010 Credit Facilities contain certain restrictions that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of the Company's common stock. The 2010 Credit Facilities also contain customary financial covenants, including a maximum Consolidated Leverage Covenant, a maximum Consolidated First Lien Leverage Covenant and a minimum Consolidated Interest Coverage Covenant. All three of these financial covenants were reset as a result of the 2010 Credit Facilities. The Consolidated Leverage Covenant threshold, with which the Company must be in pro forma compliance at all times, now requires the Company to not exceed 6.50:1.00 at any time during fiscal year 2011, then steps down in 0.25 increments beginning in the second quarter of 2012 until it reaches 5.50:1.00 during fiscal year 2014 and remains at that level for the remainder

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the term.  The Consolidated First Lien Leverage Covenant now requires the Company to not exceed 2.50:1.00 through the second quarter of 2012, then steps down to 2.25:1.00 and remains at that level for the remainder of the term.  The Consolidated Interest Coverage Covenant now requires the Company to not be less than 1.50:1.00 through the fourth quarter of 2011, then steps up incrementally, reaching 1.75:1.00 in 2013 and remains at that level for the remainder of the term.
The obligations under the 2010 Credit Facilities are guaranteed by the Company and each existing and future direct and indirect domestic subsidiary of the Company. The 2010 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of the Company and its domestic subsidiaries.  As the 2010 Credit Facilities have senior secured and first priority lien position in the Company’s capital structure and the most restrictive covenants, then provided the Company is in compliance with the 2010 Credit Facilities, the Company would also be in compliance, in most circumstances, with the Company’s incurrence tests within all of the Company’s debt indentures.
Any default under the 2010 Credit Facilities would prevent the Company from borrowing additional amounts and could cause the indebtedness outstanding under the 2010 Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness the Company may then have, to become immediately due and payable.
As of the year ended 2011, the Company was in compliance with all debt agreement covenants. The Company anticipates being in compliance with all of its debt agreements throughout its 2012 fiscal year.
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
On October 28, 2011, the Company completed the 2011 Amendment to allow the Company to repurchase up to $30 million of its outstanding notes, subject to a maximum leverage ratio and the satisfaction of certain other conditions. In connection with the Amendment, the Company paid $2.6 million to consenting lenders and related fees, which will be capitalized and amortized to interest expense, net in the consolidated statement of operations over the remaining life of the 2010 Credit Facilities. The Company may from time to time seek to purchase its outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
8 7/8% Notes Issuance and 2010 Refinancing
On February 5, 2010, the Company issued $400 million of 8 7/8% senior second lien notes ("8 7/8% Notes") that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933.  The 8 7/8% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.3 million and $2.6 million remained unamortized as of the years ended 2011 and 2010, respectively. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s Term Loans and $88.0 million outstanding under the 2006 Revolving Credit Facility.
The 8 7/8% Notes were issued pursuant to an indenture among Cenveo, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among Cenveo, Inc., certain subsidiary guarantors, Bank of America, N.A., as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8 7/8% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8 7/8% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8 7/8% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secure the 2010 Credit Facilities, and on a senior unsecured basis by substantially all of the Canadian subsidiaries. As such the 8 7/8% Notes rank pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company can redeem the 8 7/8% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. The Company may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8 7/8% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8 7/8% Notes contain customary covenants, representations and warranties, plus a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill its registration rights obligations, on April 28, 2010, the Company

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

launched a registered exchange offer (“Exchange Offer”) to exchange any and all of its outstanding unregistered 8 7/8% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8 7/8% Notes were exchanged for registered 8 7/8% Notes.
In connection with the 2010 Refinancing, the Company incurred a loss on early extinguishment of debt of $2.6 million, of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders. In addition, the Company capitalized $2.1 million of which $1.5 million relates to amendment expenses and $0.6 million relates to fees paid to consenting lenders, both of which will be amortized over the remaining life of the Amended Credit Facilities. In connection with the issuance of the 8 7/8% Notes, the Company capitalized $9.4 million of which $7.6 million relates to fees paid to consenting lenders and $1.8 million relates to offering expenses, all of which will be amortized over the eight year life of the 8 7/8% Notes.
10 1/2% Notes
On June 13, 2008, the Company issued the 10 1/2% senior notes ("10 1/2% Notes") upon the conversion of the Company’s Senior Unsecured Loan.  The 10 1/2% Notes were then sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933. The Company did not receive any net proceeds as a result of this transaction. The 10 1/2% Notes pay interest semi-annually on February 15 and August 15, and have no required principal payments prior to their maturity on August 15, 2016. The Company can redeem the 10 1/2% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105 1/4%, plus accrued and unpaid interest.
Upon the issuance of the 10 1/2% Notes and the conversion of the Senior Unsecured Loan, the Company incurred a loss on early extinguishment of debt of $4.2 million related to the write-off of unamortized debt issuance costs. The Company also capitalized debt issuance costs of approximately $5.3 million, which are being amortized over the life of the 10 1/2% Notes.
In 2009, the Company purchased in the open market approximately $5.0 million of its 10 1/2% Notes and retired them for $3.3 million plus accrued and unpaid interest.  In connection with the retirement of these 10 1/2% Notes, the Company recorded a gain on early extinguishment of debt of $1.6 million, which included $0.1 million of unamortized deferred costs. These open market purchases were made within permitted restricted payment limits under the Company debt agreements.
8 3/8% Notes
On March 7, 2007, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”), the Company assumed the 8 3/8% senior subordinated notes, due 2014 (“8 3/8% Notes”), which pay interest semi-annually on June 15 and December 15, and require no principal payments prior to maturity on June 15, 2014. Also in connection with the acquisition, the Company recorded a $2.8 million increase to the value of the 8 3/8% Notes to record them at their fair value, which fair value increase is being amortized over the life of the 8 3/8% Notes.
In 2011, the Company purchased in the open market approximately $7.0 million of its 8 3/8% Notes and retired them for $5.4 million plus accrued and unpaid interest.  In connection with the retirement of these 8 3/8% Notes, the Company recorded a gain on early extinguishment of debt of $1.7 million, which included the write-off of $0.1 million of the above noted fair value increase to the 8 3/8% Notes. In 2009, the Company purchased in the open market approximately $40.1 million of its 8 3/8% Notes and retired them for $23.0 million plus accrued and unpaid interest.  In connection with the retirement of these 8 3/8% Notes, the Company recorded a gain on early extinguishment of debt of $17.6 million, which included the write off of $0.6 million of the above noted fair value increase to the 8 3/8% Notes and $0.1 million of fees. These open market purchases were made within permitted restricted payment limits under the Company debt agreements.
7 7/8% Notes
In 2004, the Company issued $320.0 million of the 7 7/8% senior subordinated notes due 2013 (“7 7/8% Notes”), with semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to the maturity on December 1, 2013. The Company may redeem these notes, in whole or in part, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.
In 2011, the Company purchased in the open market approximately $11.4 million of its 7 7/8% Notes and retired them for $9.0 million plus accrued and unpaid interest.  In connection with the retirement of these 7 7/8% Notes, the Company recorded a gain on early extinguishment of debt of $2.4 million, which included the write off of $0.1 million of unamortized debt issuance costs.  In 2009, the Company purchased in the open market approximately $7.1 million of its 7 7/8% Notes and retired them for $4.3 million plus accrued and unpaid interest.  In connection with the retirement of these 7 7/8% Notes, the Company recorded a gain on early extinguishment of debt of $2.8 million, which included the write off of $0.1 million of unamortized debt issuance

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

costs. These open market purchases were made within permitted restricted payment limits under the Company debt agreements.
Other Debt
Other debt as of the year ended 2011 primarily consisted of equipment loans. Of this debt, $12.8 million had an average fixed interest rate of 4.5% while $2.5 million had variable interest rates with an average interest rate of 1.1%.
The aggregate annual maturities for long-term debt, are as follows (in thousands):

2012	$8,809
2013	293,505
2014	32,665
2015	5,624
2016	511,000
Thereafter	400,000
$1,251,603
Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. As of the year ended 2011, the Company did not have any outstanding interest rate swap obligations. As of the year ended 2010, the Company had $200.0 million of de-designated interest rate swap agreements that had not been terminated all of which were redeemed in 2011. Ineffectiveness, as a result of these de-designations, was marked-to-market through interest expense, net in the consolidated statement of operations. The fair value of these de-designated swap was recorded in accumulated other comprehensive loss in the consolidated balance sheet and was amortized to interest expense, net in the consolidated statement of operations. For the year ended 2011, income from ineffectiveness of $2.2 million and expense of $2.2 million, respectively, relating to the amortization from accumulated other comprehensive loss (Note 15) was recorded in interest expense, net in the consolidated statement of operations. For the year ended 2010, income from ineffectiveness of $1.4 million and expense of $1.9 million relating to the amortization from accumulated other comprehensive loss (Note 15) was recorded in interest expense, net in the consolidated statement of operations.

The Company’s interest rate swaps were valued using discounted cash flows, as no quoted market prices exist for the specific instruments. The primary inputs to the valuation are maturity and interest rate yield curves, specifically three-month LIBOR, using commercially available market sources. The interest rate swaps are categorized as Level 2 as required by the Fair Value Measurements and Disclosures Topic of the ASC 820. The table below presents the fair value of the Company’s interest rate swaps, which was included in other current liabilities in the Company's consolidated balance sheet (in thousands):

	2011	2010
Interest Rate Swaps (ineffective)	$—	$2,222

Subsequent event

In the first quarter of 2012, the Company purchased in the open market approximately $13.8 million, $2.0 million and $5.0 million of its 7 7/8% Notes, 8 3/8% Notes and 10 1/2% Notes, respectively, and retired them for $12.2 million, $1.6 million and $4.9 million, respectively, plus accrued and unpaid interest.  In connection with the retirement of these 7 7/8% Notes, 8 3/8% Notes and the 10 1/2% Notes, the Company will record a gain on early extinguishment of debt of approximately $2.1 million, which includes the write-off of $0.1 million of unamortized debt issuance costs in the first quarter of 2012.

In February of 2012, the Company amended 2010 Credit Facilities (“2012 Amendment”), to increase its restricted dispositions basket in order to divest its documents and forms business. The 2012 Amendment required that 25% of net proceeds be used to repay the Term Loan B and requires that the remaining amount be used to reinvest in the business. The 2012 Amendment allows the Company to repay junior debt in an amount equal to 75% of the net proceeds.
9. Fair Value Measurement
Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

orderly transaction between market participants.
The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its interest rate swap contracts (Note 8) and its pension and other postretirement plan assets (Note 13) at fair value. The table below presents carrying value and fair value of these assets and liabilities of the Company as of the years ended 2011 and 2010 (in thousands):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$17,753	$17,753	$49,749	$49,749
Accounts receivable, net	288,483	288,483	254,453	254,453
Current maturities of long-term debt	8,809	8,809	10,098	10,098
Accounts payable	186,648	186,648	163,340	163,340
The Company is required, on a non-recurring basis, to adjust the carrying value of its long-lived assets held (Note 5), goodwill and other intangible assets (Note 6) and deferred tax assets (Note 10). These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. The Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.
10. Income Taxes
Income Tax Expense (Benefit)
Income (loss) from continuing operations before income taxes was as follows for the years ended (in thousands):

	2011	2010	2009
Domestic	$3,617	$(259,866)	$(76,430)
Foreign	4,832	8,966	5,801
	$8,449	$(250,900)	$(70,629)
Income tax expense (benefit) on income (loss) from continuing operations consisted of the following for the years ended (in thousands):

	2011	2010	2009
Current tax expense (benefit):
Federal	$(4,113)	$(5,574)	$(7,714)
Foreign	1,361	1,655	2,276
State	436	(468)	727
	(2,316)	(4,387)	(4,711)
Deferred expense (benefit):
Federal	11,165	(39,373)	(14,018)
Foreign	1,000	(278)	313
State	(372)	(9,164)	(3,177)
	11,793	(48,815)	(16,882)
Income tax expense (benefit)	$9,477	$(53,202)	$(21,593)
The Company's current tax expense (benefit) for the year ended 2011 includes a tax benefit of $5.1 million for the utilization of income tax loss carryforwards and credits.
A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company’s actual income tax expense (benefit) is summarized as follows for the years ended (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2011	2010	2009
Expected tax expense (benefit) at federal statutory income tax rate	$2,957	$(87,815)	$(24,719)
State and local income tax expense (benefit)	2,314	(5,686)	(1,795)
Change in valuation allowance	(2,592)	(352)	356
Change in contingency reserves	(84)	(3,810)	265
Non-U.S. tax rate differences	670	(1,762)	560
Non-deductible goodwill	—	41,522	—
Non-deductible expenses	6,863	3,236	4,504
Other	(651)	1,465	(764)
Income tax expense (benefit)	$9,477	$(53,202)	$(21,593)
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

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$99,523	$101,050
Compensation and benefit related accruals	68,350	53,253
Foreign tax credit carryforwards	16,661	16,661
Alternative minimum tax credit carryforwards	8,526	9,046
Accounts receivable	2,696	2,828
Restructuring accruals	11,468	12,626
Accrued tax and interest	1,446	1,357
Other	8,737	11,848
Valuation allowance	(21,518)	(24,110)
Total deferred tax assets	195,889	184,559

Deferred tax liabilities:
Property, plant and equipment	(52,467)	(51,275)
Goodwill and other intangible assets	(68,487)	(68,872)
Inventory	3,869	1,560
Other	(9,217)	(8,805)
Total deferred tax liabilities	(126,302)	(127,392)
Net deferred tax asset	$69,587	$57,167
The net deferred tax asset (liability) included the following (in thousands):

	2011	2010
Current deferred tax asset (included in prepaid and other current assets)	$28,718	$26,041
Long-term deferred tax asset (included in other assets, net)	40,869	31,126
Total	$69,587	$57,167
The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $99.5 million as of the year ended 2011. Federal net operating loss carryforwards of $255.0 million will expire from 2022 through 2030, foreign tax credit carryforwards of $16.7 million will expire from 2012 through 2015 and alternative minimum tax credit carryforwards of $8.5 million, which do not have an expiration date.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under ASC 740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance. As a result, in the fourth quarter of 2011 and 2010, we reduced our valuation allowance by approximately $2.6 million and $0.4 million, respectively, primarily due to the release of valuation allowance against state net operating loss carryforwards.
The remaining portion of the Company’s valuation allowance as of the year ended 2011 will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the remaining deferred tax assets will be realized. The Company believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including its operating results and forecast of future taxable income, on a jurisdiction by jurisdiction basis. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant adverse or positive impact on the Company’s future consolidated financial position and statement of operations.
Uncertain Tax Positions
The Company accounts for uncertain tax positions by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. During 2011, the Company did not reduce its liability for uncertain tax positions. In 2010, the Company reduced its liability for uncertain tax positions by $10.7 million, net of deferred tax assets of $3.9 million, as a result of the expiration of certain statutes of limitations. As a result, in 2010, income tax benefits of $2.8 million are included in income from discontinued operations, net of taxes, in the consolidated statement of operations. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months. The balance of the Company’s remaining unrecognized tax benefits as of the year ended 2011 includes $2.2 million of tax benefits that, if recognized would affect the effective tax rate, which is included in other liabilities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued interest of $0.2 million during 2011 and, in total, as of the year ended 2011, has recognized no liabilities for penalties and liabilities of $1.7 million for interest.
The Company’s unrecognized tax benefit activity for the years ended 2009, 2010 and 2011 was as follows (in thousands):

Unrecognized tax benefit – As of year end 2008	$17,177
Gross increases - tax positions in prior period	203
Gross decreases – expiration of applicable statute of limitations	(7,798)
Unrecognized tax benefit – As of year end 2009	9,582
Gross decreases - tax positions in prior period	(40)
Gross decreases – expiration of applicable statute of limitations	(7,316)
Unrecognized tax benefit – As of year end 2010	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2011	2,226
The Internal Revenue Service (“IRS”) has examined the Company’s federal income tax returns through 2008. The Company’s federal income tax returns for tax years after 2004 through 2006 remain subject to examination by the IRS due to a federal net operating loss generated in those years. Although the IRS has audited the Company’s tax returns for 2007 and 2008, those returns remain subject to examination under the statute of limitations. However, a re-examination of the 2007 and 2008 tax returns is not likely. The various states in which the Company is subject to income tax are generally open for the tax years after 2006. In Canada, the Company remains subject to audit for tax years after 2003. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.
Current Taxes and Cash Taxes
As of the years ended 2011 and 2010, the Company had income tax receivables of $1.5 million included in other current assets and income taxes payable of $1.2 million included in other current liabilities, respectively. Net cash payments (refunds) for income taxes were $2.1 million in 2011, $(3.0) million in 2010 and $1.5 million in 2009.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring, Impairment and Other Charges
Cost Savings, Restructuring and Integration Plans

In addition to the other restructuring plans implemented by the Company's segments described below, the Company currently has one active and five residual cost savings, restructuring and integration plans: (i) the plan related to the integration of the EPG acquisition (the “EPG Plan”) and (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions (collectively with the EPG Plan the “Acquisition Integration Plans”), the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan (collectively referred to as the “Residual Plans”). As a result of these cost savings actions, over the last six years the Company has closed or consolidated a significant amount of manufacturing facilities including, five manufacturing facilities in 2011, and has had a significant number of headcount reductions, including approximately 700 employees in 2011.
Other Restructuring Plans

In 2011, the envelopes and labels and commercial printing segments have implemented further cost savings initiatives (“Other Restructuring Plans”) in order to provide enhanced customer service, centralize various back office functions or rationalize their businesses. These Other Restructuring Plans also include the realignment of certain manufacturing platforms, which has resulted in the closure and consolidation of two commercial printing plants into our existing operations. The cumulative total costs incurred through the year ended 2011 related to this plan for envelopes and labels, commercial printing and corporate were approximately $1.0 million, $1.5 million and $0.2 million, respectively. The Company anticipates that these initiatives will be completed in 2012.
Acquisition Integration Plans
Upon the completion of the EPG acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of three manufacturing facilities into the Company's existing operations and the elimination of duplicative headcount. Upon the acquisition of Glyph, the Company developed and implemented its plan to integrate Glyph into its existing operations. In 2010, these activities have included the elimination of duplicative headcount and the closure of a sales office. Upon the acquisition of Nashua, the Company developed and implemented its plan to integrate Nashua into its existing operations. Since the acquisition date, activities related to Nashua have included the closure and consolidation of two manufacturing facilities into existing operations and elimination of duplicative headcount and public company costs. The cumulative total costs incurred through the year ended 2011 related to these plans for envelopes and labels and commercial printing were approximately $11.8 million and $0.2 million, respectively. The Company completed the Nashua and Glyph plans in 2010 and does not anticipate any significant future expenses, other than modifications to its current assumptions for lease terminations and ongoing expenses related to maintaining restructured assets. The Company anticipates that the integration of EPG will continue into 2012 and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.
2009 Cost Savings and Restructuring Plan
In 2009, the Company developed and implemented a cost savings and restructuring plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the economic downturn. As part of this plan, the Company continued to implement cost savings initiatives throughout its operations, closed and consolidated manufacturing facilities into existing operations and reduced headcount. The cumulative total costs incurred through the year ended 2011 related to this plan for envelopes and labels, commercial printing and corporate were approximately $23.5 million, $78.8 million and $4.7 million, respectively. The Company completed this plan in 2010 and does not anticipate any significant future expenses, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.
2007 Cost Savings and Integration Plan
In 2007, the Company formulated its cost savings and integration plan related to acquisitions that took place that year. As part of this plan, the Company closed and consolidated manufacturing facilities into existing or acquired operations and reduced headcount. The cumulative total costs incurred through the year ended 2011 related to this plan for envelopes and labels, commercial printing and corporate were approximately $14.8 million, $32.5 million and $0.5 million, respectively. The Company completed the implementation of this plan in 2008 and does not anticipate any significant future expenses, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maintaining restructured assets.
2005 Cost Savings and Restructuring Plan
In 2005, as a result of a new senior management team, the Company formulated its 2005 Cost Savings and Restructuring Plan, which included consolidating purchasing activities and manufacturing platform, reducing corporate and field human resources, streamlining information technology infrastructure and eliminating discretionary spending. As part of this plan, the Company, closed and consolidated manufacturing facilities into existing operations and reduced headcount. The cumulative total costs incurred through the year ended 2011 related to this plan for envelopes and labels, commercial printing and corporate were approximately $34.0 million, $74.3 million and $30.8 million, respectively. The Company completed the implementation of this plan in 2006 and does not anticipate any future expenses related to this plan as all liabilities incurred with this plan have been settled, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.
Goodwill and Other Long-Lived Asset Impairments
2010
In the third quarter of 2010, the Company recorded non-cash, impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived trade name and $27.2 million related to customer relationships in its PSG reporting unit.
The following tables present the details of the expenses recognized as a result of these plans.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011 Activity
Restructuring and impairment charges for the year ended 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes and Labels
Other Restructuring Plans	$1,001	$—	$—	$—	$—	$—	$1,001
2009 Plan	387	—	31	242	(156)	426	930
2007 Plan	—	—	—	23	—	(32)	(9)
2005 Plan	—	—	—	—	—	41	41
Acquisition Integration Plans	2,130	852	1,898	107	—	695	5,682
Total Envelopes and Labels	3,518	852	1,929	372	(156)	1,130	7,645
Commercial Printing
Other Restructuring Plans	741	224	94	134	—	257	1,450
2009 Plan	(154)	1,820	525	1,713	1,969	1,996	7,869
2007 Plan	—	77	—	287	(376)	212	200
2005 Plan	—	—	—	3	—	6	9
Acquisition Integration Plans	—	—	—	—	—	—	—
Subtotal	587	2,121	619	2,137	1,593	2,471	9,528
Asset Impairments	—	—	—	—	—	—	—
Total Commercial Printing	587	2,121	619	2,137	1,593	2,471	9,528
Corporate
Other Restructuring Plans	225	—	—	—	—	—	225
2009 Plan	—	—	—	15	—	355	370
2007 Plan	—	—	—	9	—	—	9
2005 Plan	—	—	—	58	—	(23)	35
Total Corporate	225	—	—	82	—	332	639
Total Restructuring and Impairment Charges	$4,330	$2,973	$2,548	$2,591	$1,437	$3,933	$17,812

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2010 Activity
Restructuring and impairment charges for the year ended 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes and Labels
2009 Plan	$3,515	$64	$191	$278	$2,326	$573	$6,947
2007 Plan	—	—	—	53	—	69	122
2005 Plan	—	—	—	(73)	77	83	87
Acquisition Integration Plans	1,451	1,830	721	197	—	708	4,907
Total Envelopes and Labels	4,966	1,894	912	455	2,403	1,433	12,063
Commercial Printing
2009 Plan	4,432	3,008	2,216	6,298	6,315	4,578	26,847
2007 Plan	—	1,108	—	39	74	487	1,708
2005 Plan	—	(165)	—	622	—	369	826
Acquisition Integration Plans	78	—	—	164	—	—	242
Subtotal	4,510	3,951	2,216	7,123	6,389	5,434	29,623
Asset Impairments	—	181,419	—	—	—	—	181,419
Total Commercial Printing	4,510	185,370	2,216	7,123	6,389	5,434	211,042
Corporate
2009 Plan	1,780	—	—	352	—	500	2,632
2007 Plan	—	—	—	—	—	4	4
2005 Plan	—	—	—	299	—	110	409
Total Corporate	1,780	—	—	651	—	614	3,045
Total Restructuring and Impairment Charges	$11,256	$187,264	$3,128	$8,229	$8,792	$7,481	$226,150

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2009 Activity
Restructuring and impairment charges for the year ended 2009 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelopes and Labels
2009 Plan	$5,505	$2,944	$1,863	$3,126	$—	$2,196	$15,634
2007 Plan	122	67	—	140	—	182	511
2005 Plan	—	—	—	(203)	—	279	76
Acquisition Integration Plans	710	35	211	159	—	69	1,184
Total Envelopes and Labels	6,337	3,046	2,074	3,222	—	2,726	17,405
Commercial Printing
2009 Plan	12,842	11,077	3,427	1,687	11,303	3,728	44,064
2007 Plan	87	981	59	(51)	2,133	698	3,907
2005 Plan	—	18	14	419	—	322	773
Total Commercial Printing	12,929	12,076	3,500	2,055	13,436	4,748	48,744
Corporate
2009 Plan	1,156	143	—	210	—	184	1,693
2007 Plan	29	—	—	3	—	67	99
2005 Plan	—	—	—	93	—	—	93
Total Corporate	1,185	143	—	306	—	251	1,885
Total Restructuring and Impairment Charges	$20,451	$15,265	$5,574	$5,583	$13,436	$7,725	$68,034

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for the restructuring, acquisition and integration plans was as follows (in thousands):

	Lease Termination	Employee Separation Costs	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
Other Restructuring Plans
Balance as of year end 2010	$—	$—	$—	$—	$—
Accruals, net	134	1,967	—	351	2,452
Payments	(88)	(1,166)	—	(351)	(1,605)
Balance as of year end 2011	$46	$801	$—	$—	$847

2009 Plan
Balance as of year end 2009	$2,224	$3,403	$11,303	$140	$17,070
Accruals, net	6,928	9,727	8,641	5,651	30,947
Payments	(4,755)	(11,797)	(432)	(5,791)	(22,775)
Balance as of year end 2010	4,397	1,333	19,512	—	25,242
Accruals, net	1,970	233	1,813	3,333	7,349
Payments	(3,488)	(1,296)	(1,263)	(3,333)	(9,380)
Balance as of year end 2011	$2,879	$270	$20,062	$—	$23,211

2007 Plan
Balance as of year end 2009	$1,641	$1	$3,156	$—	$4,798
Accruals, net	92	—	74	560	726
Payments	(620)	(1)	—	(560)	(1,181)
Balance as of year end 2010	1,113	—	3,230	—	4,343
Accruals, net	319	—	(376)	182	125
Payments	(553)	—	(378)	(182)	(1,113)
Balance as of year end 2011	$879	$—	$2,476	$—	$3,355

2005 Plan
Balance as of year end 2009	$1,678	$—	$88	$—	$1,766
Accruals, net	848	—	77	562	1,487
Payments	(1,567)	—	(119)	(562)	(2,248)
Balance as of year end 2010	959	—	46	—	1,005
Accruals, net	61	—	—	24	85
Payments	(1,020)	—	(46)	(24)	(1,090)
Balance as of year end 2011	$—	$—	$—	$—	$—

Acquisition Integration Plans
Balance as of year end 2009	$2,791	$532	$—	$—	$3,323
Accruals, net	361	1,529	—	708	2,598
Payments	(1,509)	(1,834)	—	(708)	(4,051)
Balance as of year end 2010	1,643	227	—	—	1,870
Accruals, net	107	2,130	—	2,593	4,830
Payments	(404)	(1,865)	—	(2,593)	(4,862)
Balance as of year end 2011	$1,346	$492	$—	$—	$1,838

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock-Based Compensation
The Company’s 2007 Long-Term Equity Incentive Plan, as amended and approved in May 2008 (the “2007 Plan”) authorizes the issuance of up to 4,500,000 shares of the Company’s common stock. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by 270,000 shares as of the year ended 2011.
The Company’s outstanding unvested stock options have maximum contractual terms of up to six years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted share units (“RSUs”) principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or the exercise of other equity awards. The Company’s restricted shares were assumed in connection with its acquisition of Nashua and all of which expired in 2011. The Company has no outstanding stock appreciation rights.
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
Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations was $8.7 million, $10.9 million and $14.3 million for the years ended 2011, 2010 and 2009, respectively. Income tax benefit related to the Company’s stock-based compensation expense was $1.5 million, $2.1 million and $2.2 million for the years ended 2011, 2010 and 2009, respectively.
As of the year ended 2011, there was approximately $10.2 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over the remaining weighted-average period of 2.3 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options
A summary of the Company’s outstanding stock options as of and for the years ended 2011, 2010 and 2009 are as follows:

	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding as of the year ended 2008	2,921,975		$15.12	3.9	$32
Granted	1,315,328	(b)	4.27
Exercised	(106,452)		3.82		$421
Forfeited	(213,000)		16.13
Outstanding as of the year ended 2009	3,917,851		$11.73	3.7	$5,513
Granted	660,000		7.02
Exercised	(179,773)		4.73		$418
Forfeited	(592,854)		15.23
Outstanding as of the year ended 2010	3,805,224		$10.70	3.1	$1,075
Granted	590,000		5.62
Exercised	(70,598)		4.04		$141
Forfeited	(131,646)		6.89
Outstanding as of the year ended 2011	4,192,980		$10.21	2.5	$—

Exercisable as of the year ended 2009	2,288,226		$13.81	2.8	$437
Exercisable as of the year ended 2010	2,371,974		$13.27	2.2	$334
Exercisable as of the year ended 2011	2,761,230		$12.59	1.6	$—
__________________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of the years ended 2011, 2010 and 2009 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

(b)	Includes 176,328 stock options assumed in connection with the acquisition of Nashua.
The weighted-average grant date fair value of stock options granted in 2011 and 2010, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions are as follows:

	2011	2010
Weighted average fair value of option grants during the year	$2.28	$2.77
Assumptions:
Expected option life in years	4.25	4.25
Risk-free interest rate	1.46%	1.61%
Expected volatility	49.1%	47.3%
Expected dividend yield	0.0%	0.0%
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Shares and RSUs
A summary of the Company’s non-vested restricted shares and RSUs as of and for the three years ended 2011, 2010 and 2009 is as follows:

	Restricted Shares		Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested as of the year ended 2008	50,000		$9.52	2,530,789	$11.95
Granted	171,144	(a)	6.53	562,960	4.22
Vested	(50,000)		9.52	(1,136,715)	11.89
Forfeited	(10,000)		6.53	(60,449)	9.59
Unvested as of the year ended 2009	161,144		$6.53	1,896,585	$9.72
Granted	—		—	756,924	7.02
Vested	(1,447)		6.53	(904,710)	10.48
Forfeited	(134,397)		6.53	(28,125)	9.49
Unvested as of the year ended 2010	25,300		$6.53	1,720,674	$8.13
Granted	—		—	806,084	5.62
Vested	—		—	(745,674)	9.42
Forfeited	(25,300)		6.53	(26,250)	6.57
Unvested as of the year ended 2011	—		$—	1,754,834	$6.46
__________________________

(a)	Represents restricted shares that were granted in connection with the acquisition of Nashua.
The total fair value of RSUs which vested during 2011 was $3.7 million as of the respective vesting dates. The total fair value of RSUs which vested during 2010 was $5.6 million as of the respective vesting dates. The total fair value of restricted shares and RSUs which vested during 2009 was $0.3 million and $5.8 million, respectively, as of the respective vesting dates.
13. Retirement Plans
Pension Plans. The Company currently has two defined benefit pension plans for certain of its employees in the United States. The defined benefit plans provide benefit payments using formulas based on an employees compensation and length of service, or stated amounts for each year of service. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. Most of the employee benefits under the Company’s defined benefit plans are frozen.
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
Other Postretirement Plans.  The Company has various other-postretirement benefit plans (“OPEB”), primarily focused on postretirement healthcare, such as medical insurance and life insurance and related benefits for certain of its former employees and, in some instances, their spouses. Benefits, eligibility and cost-sharing provisions vary by plan documents or union collective bargaining arrangements.
Savings Plan. The Company sponsors a defined contribution plan to provide substantially all United States salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2011, 2010 and 2009, the Company matched only certain union employee’s voluntary contributions and contributions required under the collective bargaining agreements. Company contributions to the plan were less than $0.1 million in 2011, 2010 and 2009. Employees participating in the plan held 2,479,862 shares of the Company’s common stock as of the year ended 2011.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status and Net Periodic Cost. The following table provides a reconciliation of the changes in the Company’s pension, SERP and OPEB plans benefit obligations and fair value of assets for 2011 and 2010, a statement of the funded status as of the years ended 2011 and 2010, respectively, and the amounts recognized in the consolidated balance sheets as of the years ended 2011 and 2010 (in thousands).

	Pensions		SERPs		OPEBs
	2011	2010	2011	2010	2011	2010
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$280,275	$262,366	$18,881	$18,965	$2,801	$2,847
Service cost	1,382	439	—	—	—	—
Interest cost	14,299	14,803	940	1,427	138	153
Actuarial (gain) loss	47,115	16,332	1,773	558	(219)	(65)
Benefits paid	(15,160)	(13,665)	(2,056)	(2,069)	(169)	(134)
Prior service cost due to aquisition	612	—	—	—	—	—
Benefit obligation at end of year	$328,523	$280,275	$19,538	$18,881	$2,551	$2,801
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$202,839	$183,433	$—	$—	$—	$—
Actual return on plan assets	3,735	24,466	—	—	—	—
Employer contributions	19,163	8,605	2,056	2,069	169	134
Benefits paid	(15,160)	(13,665)	(2,056)	(2,069)	(169)	(134)
Fair value of plan assets at end of year	210,577	202,839	—	—	—	—
Funded status at end of year	$(117,946)	$(77,436)	$(19,538)	$(18,881)	$(2,551)	$(2,801)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$97,567	$38,698	$3,502	$1,789	$(181)	$41
Prior service cost	—	2	—	—	(29)	(35)
Total	$97,567	$38,700	$3,502	$1,789	$(210)	$6
Amounts recognized in the consolidated balance sheets:
Other current liabilities	$—	$—	$2,059	$2,081	$267	$332
Other liabilities	117,946	77,436	17,479	16,800	2,284	2,469
Total liabilities	$117,946	$77,436	$19,538	$18,881	$2,551	$2,801
The following table provides components of the net periodic cost for the pension, SERP and OPEB plans for the years ended 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Service cost	$1,382	$439	$543
Interest cost on projected benefit obligation	15,377	16,383	12,301
Expected return on plan assets	(16,426)	(14,478)	(9,251)
Net amortization and deferral	(5)	2	2
Recognized actuarial loss	1,015	2,304	2,383
Net periodic cost	$1,343	$4,650	$5,978

Interest cost on projected benefit obligation includes $1.1 million, $1.6 million and $1.5 million related to the Company’s SERP and OPEB plans in 2011, 2010 and 2009, respectively.

The pre-tax amount of actuarial losses in accumulated other comprehensive loss at December 31, 2011 that is expected to be recognized in net periodic benefit cost in 2012 is $6.4 million and $0.1 million, respectively, for defined benefit pension plans and other post retirement benefit plans. The pre-tax amount of prior service cost included in accumulated other comprehensive loss at December 31, 2011, that is expected to be recognized in net periodic benefit cost in 2012 is $2.1 million for defined benefit pension plans.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used in computing the net periodic cost and the funded status were as follows:

	2011	2010	2009
Weighted average discount rate	4.25%	5.25%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%
The discount rate assumption used to determine the Company’s pension obligations as of the years ended 2011 and 2010 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of the years ended 2011 and 2010, respectively, using a single discount rate rounded to the nearest 0.25%.
The expected long-term rate of return on plan assets of 8.0% for the years ended 2011 and 2010 was based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	2011	2010
Projected benefit obligation	$348,061	$299,156
Accumulated benefit obligation	347,638	298,751
Fair value of plan assets	210,577	202,839
The Company currently expects to contribute approximately $20.0 million to its pension plans and approximately $2.4 million to its SERP and OPEB plans in 2012.
The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2012 through 2016, and in the aggregate for the years 2017 through 2021, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2012	$15,199	$2,102	$272
2013	15,523	2,106	257
2014	16,065	1,988	242
2015	16,509	1,917	227
2016	16,909	1,894	212
2017 through 2021	92,308	7,151	870
Fair Value of Assets. The Company's investment objective is to maximize the long-term return on its pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. The intent is to minimize plan expenses by outperforming plan liabilities over the long run.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of the years ended 2011 and 2010:

Cash and cash equivalents - Carrying value approximates fair value. As such, these assets were classified as Level 1.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity - Equity investments are diversified by including United States and non-United States stock, growth stocks, value stocks and stocks of large and small companies. The values of individual equity securities are based on quoted prices in active markets and are classified as Level 1.

Fixed income - Fixed income securities are primarily United States governmental and corporate bonds including mutual funds. The Company invests in certain fixed income funds that were priced on active markets and were classified as Level 1. The Company also invests in certain fixed income securities that are priced based on valuation models rather than a last trade basis and are not exchange-traded and are classified as Level 2.

Other - The Company also invests in group annuity contracts, which are invested in certain fixed income securities and are classified as Level 2.

Alternative investments - Alternative investments are primarily private equity hedge funds and hedge fund-of-funds. The fair value of alternative investments has been estimated using their Net Asset Values (“NAV”) as reported by the investment manager of the respective alternative investment funds. NAV reported by the hedge funds is used as a practical expedient to estimate the fair value. The investment manager values these investments on a periodic basis with models that use market, income and valuation methods. The valuation inputs are not highly observable, and these interests are not actively traded on an open market. These investments were classified as Level 3.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value, or reflective of future fair values. While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement. The Company invests in various assets in which valuation is determined by NAV. The Company believes that the NAV is representative of fair value, as there are no significant restrictions on redemption on these investments or other reasons that indicate the investment would be redeemed at an amount different than the NAV.
The fair values of the Company’s pension plan assets as of the years ended 2011 and 2010, by asset category are as follows (in thousands):

	2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27,066	$—	$—	$27,066
Equity	101,716	—	—	101,716
Fixed Income	44,093	7,018	—	51,111
Other	—	1,922	—	1,922
Alternative investments	—	—	28,762	28,762
Total	$172,875	$8,940	$28,762	$210,577

	2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,263	$—	$—	$6,263
Equity	104,825	—	—	104,825
Fixed Income	47,345	1,898	—	49,243
Other	3,039	2,047	—	5,086
Alternative investments	—	—	37,422	37,422
Total	$161,472	$3,945	$37,422	$202,839

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets (in thousands):

Alternative Investments
Balance as of the year ended 2009	$35,707
Purchases, sales and settlements	(1,422)
Unrealized gains	3,137
Balance as of the year ended 2010	37,422
Purchases, sales and settlements	(9,002)
Unrealized gains	342
Balance as of the year ended 2011	$28,762
The range of asset allocations and the target allocations for the pension and other post-retirement asset investments were as follows:

	2011	2010	Target
Equity securities	55%	52-61%	60-75%
Fixed income securities	25-39%	25-34%	25-35%
Alternative investments and other	6-20%	5-23%	0-10%

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-Employer Plans. Certain of the Company’s employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $1.6 million in 2011, $2.4 million in 2010 and $2.7 million in 2009. In 2011 and 2010, the Company recorded withdrawal liabilities of $1.4 million and $8.8 million, respectively, as a result of exiting certain multi-employer pension plans in connection with its cost savings and restructuring plans.
The Company's participation in these plans for the year ended 2011, is outlined in the table below:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Contributions			Surcharge imposed	Expiration Date of Collective Bargaining Agreement
		2011	2010		2011	2010	2009
					(in thousands)
GCC/IBT National Pension Fund	52-6118568/001	Red	Red	Implemented	$249	$231	$260	Yes	6/30/2013
GCC/IBT National Pension Fund	52-6118568/001	Red	Red	Implemented	206	333	370	Yes	12/31/2014
GCC/IBT National Pension Fund	52-6118568/001	Red	Red	Implemented	25	41	56	Yes	4/30/2014
Graphic Communications Pension Trust Fund Of Canada	M5000050-223	Red	Red	Implemented	250	250	231	No	6/30/2012
Graphic Communications Supplemental Retirement and Disability Fund	M5000050-226-251	Red	Red	Implemented	523	575	577	No	6/30/2012
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	347	408	394	No	2/1/2012
			Total contributions		$1,600	$1,838	$1,888

(1)
Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2011 and 2010 is for the plan's year end, not the Company's year end. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
14. Commitments and Contingencies
Leases. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2021. Certain leases include renewal and/or purchase options, which may be exercised by us. As of the year ended 2011, future minimum annual lease payments by year and, in the aggregate, under non-cancelable lease agreements with original terms of one year or more consisted of the following (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012	$21,964
2013	18,347
2014	11,998
2015	9,799
2016	6,950
Thereafter	10,296
Total	$79,354
Rent expense was $27.0 million, $25.5 million and $31.2 million in 2011, 2010 and 2009, respectively.
Environmental.  Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate range of outcomes cannot be predicted with certainty; therefore, the Company’s ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, the Company believes that Nashua’s remediation expense, if any, is not likely to have a material adverse effect on its consolidated financial position or results of operations. As of the years ended 2011 and 2010, the undiscounted liability relating to the Company’s environmental matters was $2.3 million and $3.9 million, respectively, primarily the amount recorded on Nashua’s acquisition date, and is included in other liabilities.

Litigation. The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, the Company believes the outcome of these various proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. In September of 2011, the Company reached an agreement with all defendants to settle all controversies and disputes and agreed to dismiss all claims against the defendants with prejudice in connection with a civil litigation filed in Minneapolis, Minnesota. This settlement is recorded as a reduction of selling, general and administrative expenses in the consolidated statement of operations. In January, 2012, the Company reached an agreement with all parties to settle all controversies and disputes with prejudice in connection those certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. As the Company's liability arising out of these litigations existed as of the balance sheet date, this settlement was recorded in 2011 within other expense (income), net in the consolidated statement of operations. The Company expects to fund this settlement in the first quarter of 2012.
Concentrations of Credit Risk. The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are generally limited due to the Company’s diverse customer base and its dispersion across different industries and geographic areas. The Company extends credit to customers based on its evaluation of the customer's financial condition. The Company does not require that any collateral be provided by its customers.
Letters of Credit. As of the year ended 2011, the Company had outstanding letters of credit of approximately $23.1 million and a de minimis amount of surety bonds. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will have a material adverse effect on the Company's consolidated financial condition or results of operations.
Tax Audits. The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	2011	2010
Currency translation adjustments	$2,280	$6,540
Unrealized loss on cash flow hedges, net of tax expense of $5,063 as of the year ended 2010	—	(1,793)
Pension liability adjustments, net of tax benefit of $23,217 and $1,718 as of the years ended 2011 and 2010, respectively	(62,160)	(25,030)
Total accumulated other comprehensive loss	$(59,880)	$(20,283)
16. Income (Loss) Per Share
Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options and RSUs to issue common stock were exercised under the treasury stock method. For the years ended 2011, 2010 and 2009, the effect of approximately 5,806,615, 5,087,770 and 5,865,940, respectively, stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as they are anti-dilutive.
The following table sets forth the computation of basic and diluted income (loss) per share for the years ended (in thousands, except per share data):

	2011	2010	2009
Numerator for basic and diluted income (loss) per share:
Loss from continuing operations	$(1,028)	$(197,698)	$(49,036)
Income (loss) from discontinued operations, net of taxes	(7,537)	11,321	18,097
Net loss	$(8,565)	$(186,377)	$(30,939)
Denominator weighted average common shares outstanding:
Basic shares	62,983	62,382	56,787
Dilutive effect of equity awards	—	—	—
Diluted shares	62,983	62,382	56,787
Income (loss) per share – basic and diluted:
Continuing operations	$(0.02)	$(3.17)	$(0.86)
Discontinued operations	(0.12)	0.18	0.32
Net loss	$(0.14)	$(2.99)	$(0.54)
17. Segment Information
The Company is organized into two operating segments: the envelopes and labels segment and the commercial printing segment. The envelopes and labels segment specializes in the design, manufacturing and printing of: (i) direct mail and customized envelopes developed for the advertising, billing and remittance needs of a variety of customers, including financial services companies; (ii) custom labels sold through an extensive network of resale distributors for industries including food and beverage, manufacturing and pharmacy chains; and (iii) stock envelopes and labels generally sold to independent distributors, office-products suppliers and office-products retail chains.  The commercial printing segment provides print, design and content management offerings, including: (i) high-end color printing of a wide range of premium products for major national and regional customers; (ii) general commercial printing products for regional and local customers; (iii) scientific, technical and medical journals, special interest and trade magazines for non-profit organizations, educational institutions and specialty publishers; and (iv) specialty packaging and high quality promotional materials for multinational consumer products companies.
Operating income of each segment includes substantially all costs and expenses directly related to the segment’s operations. Corporate expenses include corporate general and administrative expenses, including stock-based compensation.
Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized financial information concerning the reportable segments is as follows for the years ended (in thousands):

	2011	2010	2009
Net sales:
Envelopes and Labels	$1,059,170	$860,672	$719,364
Commercial Printing	850,017	847,857	895,232
Total	$1,909,187	$1,708,529	$1,614,596
Operating income (loss):
Envelopes and Labels	$99,922	$78,951	$62,162
Commercial Printing	60,991	(159,176)	(6,397)
Corporate	(43,153)	(37,719)	(38,615)
Total	$117,760	$(117,944)	$17,150
Restructuring, impairment and other charges:
Envelopes and Labels	$7,645	$12,063	$17,405
Commercial Printing	9,528	211,042	48,744
Corporate	639	3,045	1,885
Total	$17,812	$226,150	$68,034
Significant non-cash charges:
Envelopes and Labels	$10,520	$8,005	$3,875
Commercial Printing	9,194	198,647	27,919
Corporate	1,449	1,622	274
Total	$21,163	$208,274	$32,068
Depreciation and intangible asset amortization:
Envelopes and Labels	$26,437	$25,754	$21,598
Commercial Printing	34,339	35,629	39,825
Corporate	3,178	2,469	2,017
Total	$63,954	$63,852	$63,440
Capital expenditures:
Envelopes and Labels	$3,590	$1,462	$4,047
Commercial Printing	7,071	13,020	18,150
Corporate	5,010	3,670	2,838
Total	$15,671	$18,152	$25,035
Net sales by product line:
Envelopes	$725,253	$517,173	$517,512
Commercial Printing and Packaging	604,470	591,554	600,294
Journals and Periodicals	244,793	255,536	293,891
Labels	334,671	344,266	202,899
Total	$1,909,187	$1,708,529	$1,614,596
Intercompany sales:
Envelopes and Labels to Commercial Printing	$4,470	$4,771	$4,315
Commercial Printing to Envelopes and Labels	7,272	6,553	1,865
Total	$11,742	$11,324	$6,180

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is as follows as of the years ended (in thousands):

	2011	2010
Total assets:
Envelopes and Labels	$703,658	$662,455
Commercial Printing	586,258	627,982
Corporate	95,672	116,474
Total	$1,385,588	$1,406,911
Geographic information is as follows for the years ended (in thousands):

	2011	2010	2009
Net sales:
U.S.	$1,813,093	$1,605,832	$1,536,077
Foreign	96,094	102,697	78,519
Total	$1,909,187	$1,708,529	$1,614,596

	2011	2010
Long-lived assets (property, plant and equipment, goodwill and intangible assets):
U.S.	$702,853	$719,755
Foreign	40,099	40,444
Total	$742,952	$760,199
18. Financial Information for Subsidiary Issuers, Guarantor and Non-Guarantor Subsidiaries
Cenveo is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7 7/8% Notes, the 8 7/8% Notes and, in connection with an acquisition, assumed the 8 3/8% Notes (collectively, the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).
Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three years ended 2011, 2010 and 2009. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,033	$280	$1,440	$—	$17,753
Accounts receivable, net	—	113,368	174,003	1,112	—	288,483
Inventories	—	63,234	70,434	128	—	133,796
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	57,967	10,953	3,822	—	72,742
Assets of discontinued operations - current	—	9,455	13,501	—	—	22,956
Total current assets	—	300,895	269,171	6,502	(40,838)	535,730

Investment in subsidiaries	(381,704)	1,681,084	7,399	6,725	(1,313,504)	—
Property, plant and equipment, net	—	96,680	229,932	1,955	—	328,567
Goodwill	—	29,244	155,361	6,217	—	190,822
Other intangible assets, net	—	6,785	214,435	2,343	—	223,563
Other assets, net	—	107,286	(29,400)	1,604	—	79,490
Assets of discontinued operations - long-term	—	5,717	21,699	—	—	27,416
Total assets	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,109	$4,700	$—	$—	$8,809
Accounts payable	—	94,503	91,311	834	—	186,648
Accrued compensation and related liabilities	—	26,173	12,760	222	—	39,155
Other current liabilities	—	72,813	22,634	460	—	95,907
Liabilities of discontinued operations - current	—	2,492	2,854	—	—	5,346
Intercompany payable (receivable)	—	1,005,396	(1,011,202)	5,806	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,205,486	(840,005)	11,222	(40,838)	335,865

Long-term debt	—	1,227,238	10,296	—	—	1,237,534
Other liabilities	—	175,088	10,331	—	—	185,419
Liabilities of discontinued operations - long-term	—	1,583	6,891	—	—	8,474
Shareholders’ (deficit) equity	(381,704)	(381,704)	1,681,084	14,124	(1,313,504)	(381,704)
Total liabilities and shareholders’ (deficit) equity	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the year ended 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$726,420	$1,164,013	$18,754	$—	$1,909,187
Cost of sales	—	595,529	935,360	15,284	—	1,546,173
Selling, general and administrative expenses	—	118,807	97,247	1,082	—	217,136
Amortization of intangible assets	—	426	9,344	536	—	10,306
Restructuring, impairment and other charges	—	8,773	9,010	29	—	17,812
Operating income (loss)	—	2,885	113,052	1,823	—	117,760
Gain on bargain purchase	—	(11,720)	—	—	—	(11,720)
Interest expense, net	—	115,307	712	(51)	—	115,968
Intercompany interest expense (income)	—	(1,180)	975	205	—	—
Gain on early extinguishment of debt	—	(4,011)	—	—	—	(4,011)
Other (income) expense, net	—	9,832	378	(1,136)	—	9,074
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(105,343)	110,987	2,805	—	8,449
Income tax expense (benefit)	—	16,226	(8,396)	1,647	—	9,477
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(121,569)	119,383	1,158	—	(1,028)
Equity in income of unconsolidated subsidiaries	(8,565)	111,454	1,158	—	(104,047)	—
Income (loss) from continuing operations	(8,565)	(10,115)	120,541	1,158	(104,047)	(1,028)
Income from discontinued operations, net of taxes	—	1,550	(9,087)	—	—	(7,537)
Net income (loss)	$(8,565)	$(8,565)	$111,454	$1,158	$(104,047)	$(8,565)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$8,716	$(105,375)	$178,872	$1,605	$—	$83,818
Net cash (used in) provided by discontinued operating activities	—	3,886	(7,382)	—	—	(3,496)
Net cash provided by (used in) operating activities	8,716	(101,489)	171,490	1,605	—	80,322
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(59,719)	—	—	—	(59,719)
Capital expenditures	—	(9,972)	(5,004)	(695)	—	(15,671)
Proceeds from sale of property, plant and equipment	—	1,298	9,816	—	—	11,114
Intercompany note	—	5,600	—	—	(5,600)	—
Net cash (used in) provided by investing activities of continuing operations	—	(62,793)	4,812	(695)	(5,600)	(64,276)
Net cash used in investing activities of discontinued operations	—	(536)	—	—	—	(536)
Net cash (used in) provided by investing activities	—	(63,329)	4,812	(695)	(5,600)	(64,812)
Cash flows from financing activities:
Repayment of Term Loan B due 2016	—	(23,800)	—	—	—	(23,800)
Repayment of 7 7/8% senior subordinated notes	—	(8,952)	—	—	—	(8,952)
Repayment of 8 3/8% senior subordinated notes	—	(5,363)	—	—	—	(5,363)
Repayments of other long-term debt	—	(107)	(6,296)	—	—	(6,403)
Payment of financing related costs and expenses	—	(2,675)	—	—	—	(2,675)
Purchase and retirement of common stock upon vesting of RSUs	(1,283)	—	—	—	—	(1,283)
Proceeds from exercise of stock options	356	—	—	—	—	356
Intercompany note	—	—	—	(5,600)	5,600	—
Intercompany advances	(7,789)	174,867	(170,730)	3,652	—	—
Net cash (used in) provided by financing activities	(8,716)	133,970	(177,026)	(1,948)	5,600	(48,120)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	614	—	614
Net decrease in cash and cash equivalents	—	(30,848)	(724)	(424)	—	(31,996)
Cash and cash equivalents at beginning of year	—	46,881	1,004	1,864	—	49,749
Cash and cash equivalents at end of year	$—	$16,033	$280	$1,440	$—	$17,753

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET 2010 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$46,881	$1,004	$1,864	$—	$49,749
Accounts receivable, net	—	99,985	149,515	4,953	—	254,453
Inventories	—	62,596	71,081	1,395	—	135,072
Notes receivable from subsidiaries	—	46,438	—	—	(46,438)	—
Prepaid and other current assets	—	54,484	6,664	4,467	—	65,615
Assets held for sale - current	—	9,854	13,664	—	—	23,518
Total current assets	—	320,238	241,928	12,679	(46,438)	528,407

Investment in subsidiaries	(341,331)	1,514,329	11,239	6,725	(1,190,962)	—
Property, plant and equipment, net	—	103,719	230,997	1,280	—	335,996
Goodwill	—	29,244	156,647	7,020	—	192,911
Other intangible assets, net	—	7,188	220,922	3,182	—	231,292
Other assets, net	—	113,886	(41,349)	2,183	—	74,720
Assets held for sale - long-term	—	6,301	37,284	—	—	43,585
Total assets	$(341,331)	$2,094,905	$857,668	$33,069	$(1,237,400)	$1,406,911

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,896	$6,202	$—	$—	$10,098
Accounts payable	—	80,239	82,320	781	—	163,340
Accrued compensation and related liabilities	—	17,249	12,640	372	—	30,261
Other current liabilities	—	70,780	24,718	2,298	—	97,796
Liabilities of discontinued operations - current	—	2,477	1,739	—	—	4,216
Intercompany payable (receivable)	—	847,200	(849,354)	2,154	—	—
Notes payable to issuer	—	—	36,938	9,500	(46,438)	—
Total current liabilities	—	1,021,841	(684,797)	15,105	(46,438)	305,711

Long-term debt	—	1,268,816	15,089	—	—	1,283,905
Other liabilities	—	143,949	5,430	—	—	149,379
Liabilities of discontinued operations - long-term	—	1,630	7,617	—	—	9,247
Shareholders’ (deficit) equity	(341,331)	(341,331)	1,514,329	17,964	(1,190,962)	(341,331)
Total liabilities and shareholders’ (deficit) equity	$(341,331)	$2,094,905	$857,668	$33,069	$(1,237,400)	$1,406,911

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the year ended 2010 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$681,636	$1,000,555	$26,338	$—	$1,708,529
Cost of sales	—	570,082	797,747	17,873	—	1,385,702
Selling, general and administrative expenses	—	106,469	95,840	1,674	—	203,983
Amortization of intangible assets	—	421	9,949	268	—	10,638
Restructuring, impairment and other charges	—	25,415	200,735	—	—	226,150
Operating income (loss)	—	(20,751)	(103,716)	6,523	—	(117,944)
Interest expense, net	—	119,965	1,161	(89)	—	121,037
Intercompany interest expense (income)	—	(1,116)	990	126	—	—
Loss on early extinguishment of debt	—	9,592	—	—	—	9,592
Other (income) expense, net	—	1,137	923	267	—	2,327
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(150,329)	(106,790)	6,219	—	(250,900)
Income tax expense (benefit)	—	(26,254)	(27,341)	393	—	(53,202)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(124,075)	(79,449)	5,826	—	(197,698)
Equity in income of unconsolidated subsidiaries	(186,377)	(67,754)	5,826	—	248,305	—
Income (loss) from continuing operations	(186,377)	(191,829)	(73,623)	5,826	248,305	(197,698)
Income from discontinued operations, net of taxes	—	5,452	5,869	—	—	11,321
Net income (loss)	$(186,377)	$(186,377)	$(67,754)	$5,826	$248,305	$(186,377)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2010 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$10,853	$(100,348)	$132,389	$6,862	$—	$49,756
Net cash provided by discontinued operating activities	—	2,710	6,120	—	—	8,830
Net cash provided by (used in) operating activities	10,853	(97,638)	138,509	6,862	—	58,586
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(27,373)	—	(13,172)	—	(40,545)
Capital expenditures	—	(9,400)	(8,752)	—	—	(18,152)
Proceeds from sale of property, plant and equipment	—	2,297	1,242	—	—	3,539
Intercompany note	—	(9,500)	—	—	9,500	—
Net cash (used in) provided by investing activities of continuing operations	—	(43,976)	(7,510)	(13,172)	9,500	(55,158)
Net cash used in investing activities of discontinued operations	—	(857)	(22)	—	—	(879)
Net cash (used in) provided by investing activities	—	(44,833)	(7,532)	(13,172)	9,500	(56,037)
Cash flows from financing activities:
Proceeds from issuance of 8 7/8% senior secured lien notes	—	397,204	—	—	—	397,204
Proceeds from issuance of Term Loan B	—	376,200	—	—	—	376,200
Proceeds from exercise of stock options	1,030	—	—	—	—	1,030
Repayment of Term Loans	—	(683,306)	—	—	—	(683,306)
Payment of financing related costs and expenses	—	(23,154)	—	—	—	(23,154)
Repayment under revolving credit facility, net	—	(22,500)	—	—	—	(22,500)
Repayments of other long-term debt	—	(80)	(7,555)	—	—	(7,635)
Purchase and retirement of common stock upon vesting of RSUs	(1,597)	—	—	—	—	(1,597)
Intercompany note	—	—	—	9,500	(9,500)	—
Intercompany advances	(10,286)	136,019	(123,134)	(2,599)	—	—
Net cash provided by (used in) financing activities	(10,853)	180,383	(130,689)	6,901	(9,500)	36,242
Effect of exchange rate changes on cash and cash equivalents	—	—	(43)	212	—	169
Net increase in cash and cash equivalents	—	37,912	245	803	—	38,960
Cash and cash equivalents at beginning of year	—	8,969	759	1,061	—	10,789
Cash and cash equivalents at end of year	$—	$46,881	$1,004	$1,864	$—	$49,749

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the year ended 2009 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$709,030	$886,290	$19,276	$—	$1,614,596
Cost of sales	—	600,932	704,075	12,436	—	1,317,443
Selling, general and administrative expenses	—	116,219	86,147	425	—	202,791
Amortization of intangible assets	—	425	8,753	—	—	9,178
Restructuring, impairment and other charges	—	43,651	24,383	—	—	68,034
Operating income (loss)	—	(52,197)	62,932	6,415	—	17,150
Interest expense, net	—	104,585	1,538	(60)	—	106,063
Intercompany interest expense (income)	—	(1,042)	1,042	—	—	—
Gain on early extinguishment of debt	—	(16,917)	—	—	—	(16,917)
Other (income) expense, net	—	932	(2,587)	288	—	(1,367)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(139,755)	62,939	6,187	—	(70,629)
Income tax expense (benefit)	—	(1,432)	(22,946)	2,785	—	(21,593)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(138,323)	85,885	3,402	—	(49,036)
Equity in income of unconsolidated subsidiaries	(30,939)	94,885	3,402	—	(67,348)	—
Income (loss) from continuing operations	(30,939)	(43,438)	89,287	3,402	(67,348)	(49,036)
Income from discontinued operations, net of taxes	—	12,499	5,598	—	—	18,097
Net income (loss)	$(30,939)	$(30,939)	$94,885	$3,402	$(67,348)	$(30,939)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2009 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$14,274	$(83,288)	$130,542	$2,702	$—	$64,230
Net cash provided by discontinued operating activities	—	3,848	3,975	—	—	7,823
Net cash provided by (used in) operating activities	14,274	(79,440)	134,517	2,702	—	72,053
Cash flows from investing activities:
Capital expenditures	—	(8,729)	(16,306)	—	—	(25,035)
Cost of business acquisitions, net of cash acquired	—	(3,189)	—	—	—	(3,189)
Intercompany note	—	2,257	—	—	(2,257)	—
Investment in guarantor subsidiary preferred shares	—	—	—	(6,725)	6,725	—
Proceeds from sale of property, plant and equipment	—	13,041	1,578	—	—	14,619
Proceeds from sale of investment	—	—	4,032	—	—	4,032
Net cash (used in) provided by investing activities of continuing operations	—	3,380	(10,696)	(6,725)	4,468	(9,573)
Net cash used in investing activities of discontinued operations	—	(134)	(58)	—	—	(192)
Net cash (used in) provided by investing activities	—	3,246	(10,754)	(6,725)	4,468	(9,765)
Cash flows from financing activities:
Repayment of Term Loans	—	(24,594)	—	—	—	(24,594)
Repayment of 8 3/8% senior subordinated notes	—	(23,024)	—	—	—	(23,024)
Repayments of other long-term debt	—	(385)	(11,793)	—	—	(12,178)
Payment of financing related costs and expenses	—	(7,390)	—	—	—	(7,390)
Repayment of 7 7/8% senior subordinated notes	—	(4,295)	—	—	—	(4,295)
Repayment of 10 1/2% senior notes	—	(3,250)	—	—	—	(3,250)
Purchase and retirement of common stock upon vesting of RSUs	(2,050)	—	—	—	—	(2,050)
Borrowings under revolving credit facility, net	—	14,500	—	—	—	14,500
Proceeds from exercise of stock options	539	—	—	—	—	539
Proceeds from issuance of preferred shares	—	—	6,725	—	(6,725)	—
Intercompany note	—	—	(2,257)	—	2,257	—
Intercompany advances	(12,763)	128,888	(116,427)	302	—	—
Net cash (used in) provided by financing activities	(14,274)	80,450	(123,752)	302	(4,468)	(61,742)
Effect of exchange rate changes on cash and cash equivalents	—	—	(299)	106	—	(193)
Net increase (decrease) in cash and cash equivalents	—	4,256	(288)	(3,615)	—	353
Cash and cash equivalents at beginning of year	—	4,713	1,047	4,676	—	10,436
Cash and cash equivalents at end of year	$—	$8,969	$759	$1,061	$—	$10,789

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Selected Quarterly Financial Information (Unaudited)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Net sales	$476,971	$469,899	$475,835	$486,482
Operating income	19,275	26,262	33,225	38,998
Income (loss) from continuing operations	1,013	(1,552)	1,274	(1,763)
Income (loss) from discontinued operations, net of taxes (2)	1,771	1,926	1,531	(12,765)
Net income (loss)	2,784	374	2,805	(14,528)
Income (loss) per share from continuing operations—
Basic and diluted (1)	0.02	(0.02)	0.02	(0.03)
Income (loss) per share from discontinued operations—
Basic and diluted (1)	0.02	0.03	0.02	(0.20)
Net income (loss) per share—basic and diluted (1)	0.04	0.01	0.04	(0.23)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal Year 2010
Net sales	$426,789	$418,246	$428,459		$435,035
Operating income (loss)	8,558	15,584	(159,603)	(3)	17,517
Loss from continuing operations	(13,246)	(10,645)	(162,132)	(4)	(11,675)
Income from discontinued operations, net of taxes	2,138	2,318	4,943		1,922
Net loss	(11,108)	(8,327)	(157,189)	(4)	(9,753)
Loss per share from continuing operations—
Basic and diluted (1)	(0.21)	(0.17)	(2.60)		(0.19)
Income per share from discontinued operations—
Basic and diluted (1)	0.03	0.04	0.08		0.03
Loss per share—basic and diluted (1)	(0.18)	(0.13)	(2.52)		(0.16)
 __________________________

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.

(2)	Includes $13.5 million of allocated goodwill charges related to the Discontinued Operations.

(3)	Includes $181.4 million of goodwill and other long-lived asset impairment charges.

(4)	Includes $157.3 million of goodwill and other long-lived asset impairment charges, net of a tax benefit of $24.1 million.

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
Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of the year ended 2011 is effective.
The Company’s internal control over financial reporting as of the year ended 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 85.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Cenveo, Inc.
We have audited Cenveo, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cenveo, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the three fiscal years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Melville, New York
March 2, 2012

Item 9B.   Other Information
None.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of the Company and the information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Shareholders (2012 Proxy Statement) under the captions “Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Nomination of Directors,” and “Audit Committee,” and such information is incorporated herein by reference.
Item 11.   Executive Compensation
This information is included under the captions “Compensation of Executive Officers,” “Board Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2012 Proxy Statement and is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included under the captions “Ownership of Voting Securities” and “Compensation of Executive Officers—Equity Compensation Plan Information” in our 2012 Proxy Statement and is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
This information is included under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” in our 2012 Proxy Statement and is incorporated herein by reference.
Item 14.   Principal Accountant Fees and Services
This information is included under the captions “Independent Public Auditors” and “Report of the Audit Committee” in our 2012 Proxy Statement and is incorporated herein by reference.
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

3.3
Amendment to Articles of Incorporation and Certificate of Designations of Series A Junior Participating Preferred Stock of the registrant dated April 20, 2005—incorporated by reference to Exhibit 3.1 to registrant’s current report on Form 8-K, filed April 21, 2005.

3.4	Bylaws as amended and restated effective February 22, 2007—incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K, filed August 30, 2007.

4.1
Indenture dated as of February 4, 2004 between Mail-Well I Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed February 27, 2004.

4.2
Supplemental Indenture, dated as of June 21, 2006 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed June 27, 2006.

4.3
Third Supplemental Indenture, dated as of March 7, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013— incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

4.4
Fourth Supplemental Indenture, dated as of July 9, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013— incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

4.5
Fifth Supplemental Indenture, dated as of August 30, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

4.6
Sixth Supplemental Indenture, dated as of April 16, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008, filed August 7, 2008.

4.7
Seventh Supplemental Indenture, dated as of August 20, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004, relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

4.8
Eighth Supplemental Indenture, dated as of October 15, 2009 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004, relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K, filed October 16, 2009.

Exhibit Number	Description
4.9
Ninth Supplemental Indenture, dated as of December 21, 2010 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004, relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.9 to registrant's annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.10
Tenth Supplemental Indenture, dated as of March 2, 2011 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.10 to registrant's quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.11
Indenture, dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9 to Cadmus Communications Corporation’s registration statement on Form S-4, filed August 24, 2004.

4.12
First Supplemental Indenture, dated as of March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein, Mack Printing, LLC and Wachovia Bank, National Association, as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.1 to Cadmus Communications Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed May 13, 2005.

4.13
Second Supplemental Indenture, dated as of May 19, 2006, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.2 to Cadmus Communications Corporation’s annual report on Form 10-K for the year ended July 1, 2006, filed September 13, 2006.

4.14
Third Supplemental Indenture, dated as of March 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.11 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

4.15
Fourth Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

4.16
Fifth Supplemental Indenture, dated as of August 30, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

4.17
Sixth Supplemental Indenture, dated as of November 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.12 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed on March 28, 2008.

4.18
Seventh Supplemental Indenture, dated as of April 16, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.16 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008, filed on August 7, 2008.

Exhibit Number	Description
4.19
Eighth Supplemental Indenture, dated as of August 20, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.18 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

4.20
Ninth Supplemental Indenture, dated as of October 15, 2009, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K, filed October 16, 2009.

4.21
Tenth Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014-incorporated by reference to Exhibit 4.20 to registrant's annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.22
Eleventh Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.22 to registrant's quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.23
Indenture, dated as of June 13, 2008, between Cenveo Corporation and U.S. Bank National Association, as Trustee, relating to the 10 1/2% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed June 13, 2008.

4.24
Guarantee by Cenveo, Inc. and the other guarantors named therein relating to the 10 1/2% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K dated (date of earliest event reported) June 9, 2008, filed June 13, 2008.

4.25
First Supplemental Indenture, dated as of August 20, 2008, to the Indenture of June 13, 2008 between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10 1/2% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.21 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

4.26
Second Supplemental Indenture, dated as of October 15, 2009, to the Indenture of June 13, 2008 between Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10 1/2% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed October 16, 2009.

4.27
Third Supplemental Indenture, dated as of December 21, 2010, to the Indenture of June 13, 2008 between Cenveo Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10 1/2% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.25 to registrant's annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.28
Fourth Supplemental Indenture, dated as of March 2, 2011, to the Indenture of June 13, 2008 among Cenveo Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 10½% Notes of Cenveo Corporation-incorporated by reference to Exhibit 4.28 to registrant's quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

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

Exhibit Number	Description
4.31
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.28 to registrant's annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.32
Second Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.32 to registrant's quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.33
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.34
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.35
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the grantors named therein, Wells Fargo Bank, National Association, as second lien collateral agent, Bank of America, N.A., as first lien agent and control agent—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K, filed February 9, 2010.

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

Exhibit Number	Description
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

10.10
Settlement and Governance Agreement by and among the registrant, Burton Capital Management, LLC and Robert G. Burton, Sr., dated September 9, 2005—incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed September 12, 2005.

10.11+
Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit 10.24 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 2, 2004.

10.12+	Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit A to registrant’s Schedule 14A, filed April 6, 2009.

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

10.16
Amended and Restated Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc. Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto—incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K, filed December 23, 2010.

10.17
First Amendment, dated as of October 28, 2011, to Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto—incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended October 1, 2011, filed November 9, 2011.

10.18+
Employment Agreement as amended dated as of June 22, 2006 between the registrant and Robert G. Burton Jr.—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended October 1, 2011, filed November 9, 2011.

10.19*
Second Amendment, dated as of February 3, 2012, to Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 94.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Mark S. Hiltwein, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

101.INS**	XBRL Instance Document.

Exhibit Number	Description

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits Filed
Included in Item 15(a)(3) of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 2, 2012.

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

Signature	Title	Date

/s/ ROBERT G. BURTON, SR.	Chairman and Chief Executive Officer	March 2, 2012
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ MARK S. HILTWEIN	Chief Financial Officer	March 2, 2012
Mark S. Hiltwein	(Principal Financial Officer and
Principal Accounting Officer)

/s/ GERALD S. ARMSTRONG	Director	March 2, 2012
Gerald S. Armstrong

/s/ LEONARD C. GREEN	Director	March 2, 2012
Leonard C. Green

/s/ MARK J. GRIFFIN	Director	March 2, 2012
Mark J. Griffin

/s/ ROBERT OBERNIER	Director	March 2, 2012
Robert Obernier