Form 10-Q
period 2012-03-31
CENVEO, INC
filed 2012-05-09
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012 the registrant had 63,429,769 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,278	$17,753
Accounts receivable, net	274,637	288,483
Inventories	145,932	133,796
Prepaid and other current assets	69,607	72,742
Assets of discontinued operations - current	—	22,956
Total current assets	499,454	535,730

Property, plant and equipment, net	313,001	328,567
Goodwill	191,817	190,822
Other intangible assets, net	221,075	223,563
Other assets, net	84,821	79,490
Assets of discontinued operations - long-term	—	27,416
Total assets	$1,310,168	$1,385,588
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$12,130	$8,809
Accounts payable	175,161	186,648
Accrued compensation and related liabilities	35,498	39,155
Other current liabilities	76,795	95,907
Liabilities of discontinued operations - current	—	5,346
Total current liabilities	299,584	335,865

Long-term debt	1,229,636	1,237,534
Other liabilities	187,167	185,419
Liabilities of discontinued operations - long-term	—	8,474
Commitments and contingencies	—	—
Shareholders’ deficit:
Preferred stock	—	—
Common stock	634	633
Paid-in capital	351,648	350,390
Retained deficit	(700,065)	(672,847)
Accumulated other comprehensive loss	(58,436)	(59,880)
Total shareholders’ deficit	(406,219)	(381,704)
Total liabilities and shareholders’ deficit	$1,310,168	$1,385,588

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$455,583	$476,971
Cost of sales	375,003	392,712
Selling, general and administrative expenses	49,696	58,583
Amortization of intangible assets	2,623	2,574
Restructuring, impairment and other charges	14,022	3,827
Operating income	14,239	19,275
Gain on bargain purchase	—	(10,539)
Interest expense, net	27,852	30,217
Loss on early extinguishment of debt, net	10,629	—
Other expense, net	298	189
Loss from continuing operations before income taxes	(24,540)	(592)
Income tax benefit	(1,956)	(1,605)
(Loss) income from continuing operations	(22,584)	1,013
(Loss) income from discontinued operations, net of taxes	(4,634)	1,771
Net (loss) income	(27,218)	2,784
Other comprehensive income (loss):
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,105
Currency translation adjustment	1,444	1,232
Comprehensive (loss) income	$(25,774)	$5,121

Income (loss) per share – basic and diluted:
Continuing operations	$(0.36)	$0.02
Discontinued operations	(0.07)	0.02
Net (loss) income	$(0.43)	$0.04
Weighted average shares outstanding:
Basic	63,407	62,742
Diluted	63,407	63,044

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net (loss) income	$(27,218)	$2,784
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on sale of discontinued operations, net of taxes	5,015	—
Income from discontinued operations, net of taxes	(381)	(1,771)
Depreciation and amortization, excluding non-cash interest expense	15,748	16,021
Non-cash interest expense, net	1,637	1,228
Deferred income taxes	(2,757)	(1,665)
Non-cash restructuring, impairment and other charges, net	10,729	258
Gain on bargain purchase	—	(10,539)
Loss on early extinguishment of debt, net	10,629	—
Stock-based compensation provision	1,587	2,508
(Gain) loss on sale of assets	—	(22)
Other non-cash charges	1,535	2,381
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	13,247	2,118
Inventories	(12,631)	(4,950)
Accounts payable and accrued compensation and related liabilities	(12,490)	6,098
Other working capital changes	(18,857)	(18,374)
Other, net	(2,657)	(3,130)
Net cash used in operating activities of continuing operations	(16,864)	(7,055)
Net cash (used in) provided by operating activities of discontinued operations	(4,111)	1,530
Net cash used in operating activities	(20,975)	(5,525)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(598)	(55,261)
Capital expenditures	(5,319)	(3,909)
Proceeds from sale of property, plant and equipment	234	2,918
Net cash used in investing activities of continuing operations	(5,683)	(56,252)
Net cash provided by (used in) investing activities of discontinued operations	39,921	(154)
Net cash provided by (used in) investing activities	34,238	(56,406)
Cash flows from financing activities:
Repayment of 10 1/2% senior notes	(170,000)	—
Repayment of 7 7/8% senior subordinated notes	(132,257)	—
Repayment of Term Loan B due 2016	(45,100)	(950)
Repayment of 8 3/8% senior subordinated notes	(25,202)	—
Payment of financing related costs and expenses and debt issuance discounts	(22,955)	—
Repayments of other long-term debt	(1,158)	(1,511)
Retirement of common stock upon vesting of RSUs	(329)	—
Proceeds from issuance of 11 1/2% senior notes	225,000	—
Proceeds from issuance of 7% senior exchangeable notes	86,250	—
Borrowings under revolving credit facility, net	65,600	24,000
Proceeds from exercise of stock options	—	168
Net cash (used in) provided by financing activities of continuing operations	(20,151)	21,707
Net cash used in financing activities of discontinued operations	(1,652)	—
Net cash (used in) provided by financing activities	(21,803)	21,707
Effect of exchange rate changes on cash and cash equivalents	65	(7)
Net decrease in cash and cash equivalents	(8,475)	(40,231)
Cash and cash equivalents at beginning of period	17,753	49,756
Cash and cash equivalents at end of period	$9,278	$9,525

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and its subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of March 31, 2012, and the results of operations and cash flows as of and for the three months ended March 31, 2012 and April 2, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 31, 2012 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality and restructuring, acquisition and debt related activities or transactions. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three months ended March 31, 2012 and April 2, 2011, each consisted of 13 weeks.

In 2011, the Company began exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform. As a result, beginning in the fourth quarter of 2011, the financial results of the Company's documents and forms business as well as the Company's wide-format papers business have been accounted for as discontinued operations (collectively the “Discontinued Operations”) resulting in the Company's historical consolidated balance sheets, statements of operations and statements of cash flows being reclassified to reflect these discontinued operations separately from the Company's continuing operations for all periods presented. Effective January 1, 2012, the Company realigned operating responsibilities. In connection with this change in management reporting and strategy, the Company realigned its reportable segments, resulting in the prior year disclosure being updated to reflect current year presentation.

New Accounting Pronouncements

Effective January 1, 2012, the Company adopted an accounting pronouncement relating to the presentation of comprehensive income. This pronouncement requires the presentation of comprehensive income in either: (i) a continuous statement of comprehensive income or (ii) two separate, but consecutive statements. The adoption of this pronouncement does impact the Company's financial statement presentation, is applied retrospectively, and did not have a material impact on the Company's condensed consolidated financial statements.

Effective January 1, 2012, the Company adopted an accounting pronouncement to update the testing of goodwill for impairment.  This pronouncement provides companies with the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of its goodwill impairment test. If a company determines, on the basis of qualitative factors, the fair value of a reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required to be performed. Otherwise, further impairment testing would not be needed. The Company performs its goodwill impairment testing in the fourth quarter of each fiscal year. The adoption of this pronouncement is not expected to have a material impact on the Company's condensed consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the condensed consolidated statement of operations and comprehensive income (loss) ("statement of operations").

Acquisition-related costs are expensed as incurred. Acquisition-related costs are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and were $0.1 million and $3.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011

Nesbitt
On August 1, 2011, the Company acquired essentially all of the assets of Nesbitt Graphics, Inc. ("Nesbitt"), which had annual net sales of approximately $5.6 million prior to the acquisition by the Company. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance the Company's content management operations. The total preliminary purchase price was approximately $5.5 million, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The changes from the Company's original purchase price allocation primarily relates to changes in working capital settlements from the acquisition date. The Nesbitt acquisition preliminarily resulted in $1.9 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's print and envelope segment. The Company believes that the recognized goodwill related to Nesbitt is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to customer relationships of $1.4 million, which are being amortized over their estimated useful life of 10 years.

Nesbitt’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from August 1, 2011 and are not included in the three months ended April 2, 2011. Pro forma results for the three months ended April 2, 2011, assuming the acquisition of Nesbitt had been made on January 3, 2010, have not been presented since the effect would not be material.

Envelope Product Group

On February 1, 2011, the Company acquired the assets of MeadWestvaco Corporation's Envelope Product Group ("EPG"). EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets and had approximately 900 employees, all of which were located in the United States. Prior to the acquisition, EPG had annual net sales of approximately $240 million. The Company believes EPG will further strengthen its existing envelope operations and will provide for manufacturing efficiencies given EPG's unique asset base and geographic overlap of facilities that exists between EPG and the Company's existing envelope operations. EPG was assigned to the Company's print and envelope segment. The purchase price was approximately $55.2 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The EPG acquisition resulted in a bargain purchase gain of approximately $11.7 million, which was recognized in the Company's condensed consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire EPG for less than the fair value of its net assets due to its operating results prior to the Company's acquisition and given its parent company's desire to exit a non-core business. The acquired identifiable intangible assets relate to: (i) a trade name of $1.0 million, which is being amortized over its estimated useful life of 10 years and (ii) a patent of $0.5 million, which is being amortized over its estimated useful life of 15 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Price Allocation

The following table summarizes the allocation of the purchase price of EPG to the assets acquired and liabilities assumed in the acquisition as of February 1, 2011 (in thousands):

	Original	Adjustments	Adjusted
Accounts receivable, net	$29,817	$—	$29,817
Inventories	21,352	541	21,893
Prepaid and other current assets	386	—	386
Property, plant and equipment, net	37,982	406	38,388
Other intangible assets, net	1,500	—	1,500
Other assets, net	2,240	—	2,240
Total assets acquired	93,277	947	94,224
Current liabilities	25,340	243	25,583
Other liabilities	1,763	—	1,763
Total liabilities assumed	27,103	243	27,346
Net assets acquired	66,174	704	66,878
Cost of EPG acquisition	55,635	(477)	55,158
Gain on bargain purchase of EPG	$10,539	$1,181	$11,720

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

EPG's results of operations and cash flows are included in the Company's condensed consolidated statements of operations and cash flows from February 1, 2011. As a result of the Company's integration of EPG into the Company's existing envelope operations, it is impracticable to disclose the amounts of revenues and earnings of EPG since the acquisition date.

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three months ended April 2, 2011 presented herein have been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended April 2, 2011
	As Reported	Pro Forma
Net sales	$476,971	$497,753
Operating income	19,275	22,377
Income (loss) from continuing operations	1,013	(3,510)
Net income (loss)	2,784	(1,739)
Income (loss) per share – basic and diluted:
Continuing operations	$0.02	$(0.05)
Discontinued operations	0.02	0.02
Net income (loss)	$0.04	$(0.03)
Weighted average shares outstanding:
Basic	62,742	62,742
Diluted	63,044	62,742

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

3. Discontinued Operations

On February 10, 2012, the Company completed the sale of its documents and forms business ("Documents Group"), for cash proceeds of approximately $40.0 million, of which $4.0 million will remain in escrow for a certain period of time subject to terms of the sale agreement. The operating results of the Documents Group, are reported in discontinued operations in the Company's financial statements for all periods presented herein.

On January 27, 2012, the Company completed the sale of its wide format business, for cash proceeds of approximately $4.7 million. The operating results of the wide-format business, are reported in discontinued operations in the Company's financial statements for all periods presented herein.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of December 31, 2011 (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011
Accounts receivable, net	$7,647
Inventories	14,356
Prepaid and other current assets	953
Assets of discontinued operations - current	22,956
Property, plant and equipment, net	10,273
Other assets, net (1)	17,143
Assets of discontinued operations - long-term	27,416

Accounts payable	4,352
Accrued compensation and related liabilities	548
Other current liabilities	446
Liabilities of discontinued operations - current	5,346

Liabilities of discontinued operations - long-term	8,474
Net assets	$36,552
(1) Includes $2.8 million of goodwill and $14.3 million of intangible assets for December 31, 2011.

The following table summarizes certain statement of operations information for discontinued operations (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$9,190	$26,094
Income from discontinued operations before income taxes	623	2,875
Income tax expense on discontinued operations	242	1,104
Loss on sale of discontinued operations, net of taxes of $3,186	(5,015)	—
(Loss) income from discontinued operations, net of taxes	$(4,634)	$1,771
Income (loss) per share	$(0.07)	$0.02

Income (loss) from discontinued operations, net of taxes for the first quarter of 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$54,856	$49,236
Work in process	22,023	20,968
Finished goods	69,053	63,592
	$145,932	$133,796

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$19,091	$20,276
Buildings and building improvements	108,180	111,498
Machinery and equipment	589,192	600,066
Furniture and fixtures	11,183	10,453
Construction in progress	8,485	4,840
	736,131	747,133
Accumulated depreciation	(423,130)	(418,566)
	$313,001	$328,567

Assets Held for Sale

In connection with the Company’s cost savings, restructuring and integration plans, there are currently two owned properties and certain manufacturing assets that are available for sale, which relate to the Company’s print and envelope segment. The Company has recorded these assets as available for sale in other assets, net on its condensed consolidated balance sheet and has presented them at their fair value less estimated cost to sell, which is approximately $3.0 million and approximates fair value.

In the first quarter of 2011, the Company sold a manufacturing facility relating to its label and packaging segment, which was classified as available for sale for net proceeds of $1.7 million and it also sold certain manufacturing assets for net proceeds of $1.0 million. These assets were classified as available for sale and were recorded at their fair value less estimated cost to sell in the fourth quarter of 2010.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of March 31, 2012 and December 31, 2011 by reportable segment are as follows (in thousands):

	Print and Envelope	Label and Packaging	Total
Balance as of December 31, 2011	$78,857	$111,965	$190,822
Acquisitions, net	598	—	598
Foreign currency translation	397	—	397
Balance as of March 31, 2012	$79,852	$111,965	$191,817

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		March 31, 2012				December 31, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	11	$166,800	$(27,234)	$(57,172)	$82,394	$166,652	$(27,234)	$(54,911)	$84,507
Trademarks and trade names	23	23,494	—	(5,889)	17,605	23,481	—	(5,620)	17,861
Patents	8	3,528	—	(2,666)	862	3,528	—	(2,583)	945
Non-compete agreements	1	510	—	(458)	52	510	—	(439)	71
Other	6	600	—	(178)	422	600	—	(161)	439
Subtotal	13	194,932	(27,234)	(66,363)	101,335	194,771	(27,234)	(63,714)	103,823

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$336,672	$(49,234)	$(66,363)	$221,075	$336,511	$(49,234)	$(63,714)	$223,563

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2012	$10,217
2013	9,956
2014	9,743
2015	9,548
2016	7,623

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility, due 2014	$65,600	$—
7 7/8% senior subordinated notes, due 2013	152,621	284,878
8 3/8% senior subordinated notes, due 2014 ($25.2 million outstanding principal amount as of December 31, 2011)	—	25,424
Term Loan B, due 2016 ($311.1 million and $356.2 million outstanding principal amount as of March 31, 2012 and December 31, 2011, respectively)	308,617	353,033
10 1/2% senior notes, due 2016	—	170,000
7% senior exchangeable notes, due 2017	86,250	—
11 1/2% senior notes, due 2017 ($225.0 million outstanding principal amount as of March 31, 2012)	216,738	—
8 7/8% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of March 31, 2012 and December 31, 2011)	397,776	397,704
Other debt including capital leases	14,164	15,304
	1,241,766	1,246,343
Less current maturities	(12,130)	(8,809)
Long-term debt	$1,229,636	$1,237,534

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion and $1.1 billion as of March 31, 2012 and December 31, 2011, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument.

As of March 31, 2012, the Company was in compliance with all debt agreement covenants.

11 1/2% Senior Notes

On March 28, 2012, the Company issued $225 million aggregate principal amount of 11 1/2% senior notes due 2017 (the “11 1/2% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11 1/2% Notes were issued at a discount of approximately $8.3 million, of which substantially all remains unamortized as of March 31, 2012. The 11 1/2% Notes were issued pursuant to an indenture (the “11 1/2% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 11 1/2% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing May 15, 2012. The 11 1/2% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11 1/2% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 11 1/2% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may redeem the 11 1/2% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100.0% to approximately 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. The Company may also redeem some or all of the 11 1/2% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11 1/2% Notes has the right to require the Company to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11 1/2% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Company's subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11 1/2% Indenture also contains certain customary affirmative covenants.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7% Senior Exchangeable Notes

Concurrently with the 11 1/2% Notes, the Company issued $86.25 million aggregate principal amount of senior exchangeable notes due 2017 (the “7% Notes”) that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture (the “7% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its North American subsidiaries. As such, the 7% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may not redeem the notes at its option. Upon a fundamental change, as defined in the 7% Indenture, holders of 7% Notes may require the Company to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

The 7% Notes are exchangeable at any time prior to the close of business on the business day immediately preceding the maturity date for shares of the Company's common stock at an exchange rate of 241.5167 shares per $1,000 principal amount of 7% Notes, which is equal to an exchange price of approximately $4.14 per share, subject to adjustment under certain specified circumstances. This represents a premium of 22.5% above the last reported sale price of Cenveo's common stock on the New York Stock Exchange on Thursday, March 22, 2012, which was $3.38 per share. If a holder elects to exchange notes in connection with a make-whole fundamental change, as described in the 7% Indenture, such holder may also be entitled to receive a make-whole premium upon exchange in certain circumstances.

2012 Refinancing

Net proceeds of the 11 1/2% Notes and 7% Notes together with borrowings under the Company's $170 million revolving credit facility, due 2014 (“2010 Revolving Credit Facility”) were used to fund the cash tender offers for any and all of the Company's 8 3/8% senior subordinated notes due 2014 (the “8 3/8% Notes”) and 10 1/2% senior notes due 2016 (the “10 1/2% Notes”), plus $45 million aggregate principal amount of the Company's 7 7/8% senior subordinated notes due 2013 (the “7 7/8% Notes”) and to repurchase an additional $73.4 million of 7 7/8% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses (collectively the “2012 Refinancing”). In connection with the issuance of the 11 1/2% Notes and the 7% Notes, the Company capitalized debt issuance costs of $6.0 million and $3.0 million, respectively, all of which will be amortized over the life of the 11 1/2% Notes and the 7% Notes. On April 3, 2012, in connection with the 2012 Refinancing, an additional $3.1 million of 7 7/8% Notes settled through a negotiated purchase.

2012 Amended Credit Facilities

In February of 2012, the Company amended the 2010 Credit Facilities (the “2012 Amendment”), which includes the 2010 Revolving Credit Facility and a $380 million term loan due 2016 (“Term Loan B”), to increase its restricted dispositions basket in connection with the sale of the Documents Group. The 2012 Amendment required that 25% of net proceeds be used to repay the Term Loan B and requires that the remaining amount be used to reinvest in the business or refinance certain existing debt. On February 14, 2012, the Company repaid $9.5 million of the Term Loan B in connection with this provision. The 2012 Amendment required the Company to repay unsecured and second lien debt in an amount equal to 75% of the net proceeds. In connection with the 2012 Amendment, the Company paid $1.7 million to consenting lenders and related fees, which are included in discontinued operations in the condensed consolidated statement of operations.

Effective March 5, 2012, the Company increased its borrowing capacity under the 2010 Revolving Credit Facility to $170 million from $150 million as a result of receiving an additional commitment, as permitted under the 2010 Credit Facilities. On March 9, 2012, the Company repaid $34.7 million of its Term Loan B as part of its required excess cash flow payment.

Extinguishments

In connection with the 2012 Refinancing, the Company incurred a loss from early extinguishment of debt of $12.7 million, of which $9.6 million related to tender and consent fees paid to consenting lenders of its 7 7/8% Notes, 10 1/2% Notes and 8 3/8% Notes and $3.1 million relates to the write-off of previously unamortized debt issuance costs.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the first quarter of 2012, and prior to the 2012 Refinancing, the Company purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of its 7 7/8% Notes, 10 1/2% Notes and 8 3/8% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest.  In connection with the retirement of these 7 7/8% Notes, 10 1/2% Notes and 8 3/8% Notes, the Company recorded a gain on early extinguishment of debt of approximately $2.1 million, which includes the write-off of $0.1 million of unamortized debt issuance costs.

8. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s financial statements. In January, 2012, the Company reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. As the Company's liability arising out of these litigations existed as of the December 2011 balance sheet date, this settlement was recorded in the fourth quarter of 2011 within other expense (income), net in the condensed consolidated statement of operations. The Company funded this settlement in the first quarter of 2012.

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

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its pension plan assets at fair value.

The table below presents the carrying value and fair value of these assets and liabilities of the Company as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$9,278	$9,278	$17,753	$17,753
Accounts receivable, net	274,637	274,637	288,483	288,483
Current maturities of long-term debt	12,130	12,130	8,809	8,809
Accounts payable	175,161	175,161	186,648	186,648

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is required, on a non-recurring basis, to adjust the carrying value of its long-lived assets held (Note 5) and goodwill and other intangible assets (Note 6). These assets were determined by the Company to be Level 2 and Level 3 under the fair value hierarchy and are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. The Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$517	$288
Interest cost	3,633	3,770
Expected return on plan assets	(4,258)	(4,089)
Net amortization and deferral	(1)	(1)
Recognized net actuarial loss	1,628	316
Net periodic expense	$1,519	$284

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s other postretirement plans in each of the three months ended March 31, 2012 and April 2, 2011, respectively.

For the three months ended March 31, 2012, the Company made contributions of $4.0 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $18.7 million to its pension plans and other postretirement plans for the remainder of 2012.

11. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first quarter of 2012. The only changes to the Company’s stock-based compensation awards from the amounts presented as of December 31, 2011 were the vesting of 269,834 restricted stock units ("RSUs") of the Company’s common stock and the cancellation or forfeiture of 75,000 stock options and 17,500 RSUs.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $1.6 million and $2.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

As of March 31, 2012, there was approximately $8.8 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.1 years.

12. Restructuring, Impairment and Other Charges
2012 Plan

In the first quarter of 2012, the Company announced the closure and consolidation of a print plant into its existing print operations. Additionally, the Company began implementing a cost savings initiative (collectively with the print plant closure and consolidation, the “2012 Plan”). The cost saving initiative is primarily focused on the Company's print and envelope segment and corporate expenses. This initiative will focus on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions of approximately 150 employees. The Company expects to be substantially complete with the 2012 Plan by the end of 2012.

EPG Integration Plan
Upon the completion of the EPG acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations (the “EPG Plan”). Since the date of acquisition, activities related to the EPG Plan have included

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the closure and consolidation of three manufacturing facilities into the Company's existing operations and the elimination of duplicative headcount. The Company anticipates that the integration of EPG will be completed in 2012 and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.
Residual Plans

In addition to the plans described above, the Company currently has five residual cost savings, restructuring and integration plans: (i) the 2011 other restructuring plans from our print and envelope and label and packaging segments (the "Other Restructuring Plans") (ii) the Nashua Corporation acquisition integration plan (the “Nashua Plan”), (iii) the Glyph acquisition plan (collectively with the EPG Plan and Nashua Plan, the “Acquisition Integration Plans”), (iv) the 2009 Cost Savings and Restructuring Plan, and(v) the 2007 Cost Savings and Integration Plan. The Company refers to these plans, collectively with the Other Restructuring Plans, as the “Residual Plans”. The Company does not anticipate any significant future expenses related to the Residual Plans, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

The following tables present the details of the expenses recognized as a result of these plans.

2012 Activity

Restructuring, impairment and other charges for the three months ended March 31, 2012 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2012 Plan	$1,389	$6,289	$95	$—	$5,400	$44	$13,217
Residual Plans	59	—	—	80	(556)	427	10
Acquisition Integration Plans	115	—	38	31	—	75	259
Total Print and Envelope	1,563	6,289	133	111	4,844	546	13,486
Label and Packaging
2012 Plan	49	—	6	—	—	11	66
Residual Plans	195	—	—	190	—	—	385
Acquisition Integration Plans	—	—	(4)	—	—	—	(4)
Total Label and Packaging	244	—	2	190	—	11	447
Corporate
Residual Plans	—	—	—	—	—	89	89
Total Corporate	—	—	—	—	—	89	89
Total Restructuring, Impairment and Other Charges	$1,807	$6,289	$135	$301	$4,844	$646	$14,022

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011 Activity

Restructuring, impairment and other charges for the three months ended April 2, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
Residual Plans	$(134)	$936	$396	$566	$—	$882	$2,646
Acquisition Integration Plans	199	—	297	—	—	25	521
Total Print and Envelope	65	936	693	566	—	907	3,167
Label and Packaging
Residual Plans	364	—	—	9	—	(28)	345
Acquisition Integration Plans	53	43	—	4	—	120	220
Total Label and Packaging	417	43	—	13	—	92	565
Corporate
Residual Plans	—	—	—	63	—	32	95
Total Corporate	—	—	—	63	—	32	95
Total Restructuring, Impairment and Other Charges	$482	$979	$693	$642	$—	$1,031	$3,827

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2012 Plan
Balance as of December 31, 2011	$—	$—	$—	$—	$—
Accruals, net	1,438	—	5,400	156	6,994
Payments	(591)	—	—	(156)	(747)
Balance as of March 31, 2012	$847	$—	$5,400	$—	$6,247

Residual Plans
Balance as of December 31, 2011	$1,071	$3,804	$22,538	$—	$27,413
Accruals, net	254	270	(556)	516	484
Payments	(643)	(908)	(533)	(516)	(2,600)
Balance as of March 31, 2012	$682	$3,166	$21,449	$—	$25,297

Acquisition Integration Plans
Balance as of December 31, 2011	$492	$1,346	$—	$—	$1,838
Accruals, net	115	31	—	109	255
Payments	(388)	(128)	—	(109)	(625)
Balance as of March 31, 2012	$219	$1,249	$—	$—	$1,468

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if the 7% Notes are exchanged for common stock and stock options and RSUs to issue common stock were exercised under the treasury stock method. For the three months ended March 31, 2012 and April 2, 2011, the effect of approximately 26,355,477 and 6,559,146, respectively, related to the 7% Notes, stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	April 2, 2011
Numerator for basic and diluted loss per share:
(Loss) income from continuing operations	$(22,584)	$1,013
(Loss) income from discontinued operations, net of taxes	(4,634)	1,771
Net (loss) income	$(27,218)	$2,784
Denominator for weighted average common shares outstanding:
Basic shares	63,407	62,742
Dilutive effect of equity awards	—	302
Diluted shares	63,407	63,044

Income (loss) per share – basic and diluted:
Continuing operations	$(0.36)	$0.02
Discontinued operations	(0.07)	0.02
Net (loss) income	$(0.43)	$0.04

14. Segment Information

In the first quarter of 2012, the Company realigned its reportable segments as a result of the sale of the Discontinued Operations combined with the realignment of management responsibilities and strategy. Previously, the Company reported its segments as envelopes, forms and labels and commercial printing. Beginning January 1, 2012, the Company realigned its segments into two complementary reportable segments - the print and envelope segment and the label and packaging segment. The print and envelope segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management; and direct mail offerings and custom and stock envelopes. The label and packaging segment specializes in the design, manufacturing and printing of labels such as custom labels, overnight and packaging labels, pressure-sensitive prescription labels and high quality packaging offerings, including heat shrink labels, full body shrink sleeves, and specialized folded carton packaging. Segment information for the first quarter of 2011 has been reclassified to reflect the 2012 reportable segment presentation.

Operating income (loss) of each segment includes substantially all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales:
Print and envelope	$342,853	$363,409
Label and packaging	112,730	113,562
Total	$455,583	$476,971
Operating income:
Print and envelope	$9,621	$20,309
Label and packaging	12,203	10,488
Corporate	(7,585)	(11,522)
Total	$14,239	$19,275
Restructuring, impairment and other charges:
Print and envelope	$13,486	$3,167
Label and packaging	447	565
Corporate	89	95
Total	$14,022	$3,827
Net sales by product line:
Print	$171,968	$194,380
Envelope	170,885	169,029
Label	83,579	85,024
Packaging	29,151	28,538
Total	$455,583	$476,971
Intercompany sales:
Print and envelope to label and packaging	$1,606	$1,383
Label and packaging to print and envelope	1,399	659
Total	$3,005	$2,042

	March 31, 2012	December 31, 2011
Identifiable assets:
Print and envelope	$841,316	$867,329
Label and packaging	345,982	392,417
Corporate	122,870	125,842
Total	$1,310,168	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7 7/8% senior subordinated notes due 2013 and the 8 7/8% senior second lien notes due 2018 (collectively referred to as the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and April 2, 2011.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,670	$116	$1,492	$—	$9,278
Accounts receivable, net	—	105,278	168,128	1,231	—	274,637
Inventories	—	64,295	81,510	127	—	145,932
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	56,134	9,367	4,106	—	69,607
Total current assets	—	274,215	259,121	6,956	(40,838)	499,454

Investment in subsidiaries	(406,219)	1,692,191	8,909	6,725	(1,301,606)	—
Property, plant and equipment, net	—	94,615	216,574	1,812	—	313,001
Goodwill	—	29,539	155,791	6,487	—	191,817
Other intangible assets, net	—	6,932	211,823	2,320	—	221,075
Other assets, net	—	119,676	(36,486)	1,631	—	84,821
Total assets	$(406,219)	$2,217,168	$815,732	$25,931	$(1,342,444)	$1,310,168

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,400	$4,730	$—	$—	$12,130
Accounts payable	—	80,333	94,273	555	—	175,161
Accrued compensation and related liabilities	—	21,905	13,287	306	—	35,498
Other current liabilities	—	55,677	20,540	578	—	76,795
Intercompany payable (receivable)	—	1,065,996	(1,070,954)	4,958	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,231,311	(901,186)	10,297	(40,838)	299,584

Long-term debt	—	1,220,220	9,416	—	—	1,229,636
Other liabilities	—	171,856	15,311	—	—	187,167
Shareholders’ (deficit) equity	(406,219)	(406,219)	1,692,191	15,634	(1,301,606)	(406,219)
Total liabilities and shareholders’ (deficit) equity	$(406,219)	$2,217,168	$815,732	$25,931	$(1,342,444)	$1,310,168

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended March 31, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,957	$267,323	$4,303	$—	$455,583
Cost of sales	—	154,157	217,406	3,440	—	375,003
Selling, general and administrative expenses	—	27,009	22,480	207	—	49,696
Amortization of intangible assets	—	170	2,319	134	—	2,623
Restructuring, impairment and other charges	—	156	13,800	66	—	14,022
Operating income (loss)	—	2,465	11,318	456	—	14,239
Gain on bargain purchase	—	—	—	—	—	—
Interest expense, net	—	27,686	166	—	—	27,852
Intercompany interest expense (income)	—	(273)	248	25	—	—
Loss on early extinguishment of debt, net	—	10,629	—	—	—	10,629
Other (income) expense, net	—	219	(61)	140	—	298
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(35,796)	10,965	291	—	(24,540)
Income tax expense (benefit)	—	(4,269)	2,313	—	—	(1,956)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(31,527)	8,652	291	—	(22,584)
Equity in income of unconsolidated subsidiaries	(27,218)	1,514	291	—	25,413	—
Income (loss) from continuing operations	(27,218)	(30,013)	8,943	291	25,413	(22,584)
Income (loss) from discontinued operations, net of taxes	—	2,795	(7,429)	—	—	(4,634)
Net income (loss)	(27,218)	(27,218)	1,514	291	25,413	(27,218)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	1,444	1,444	1,219	—	(4,107)	—
Currency translation adjustment	—	—	225	1,219	—	1,444
Comprehensive income (loss)	$(25,774)	$(25,774)	$2,958	$1,510	$21,306	$(25,774)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 31, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities of continuing operations	$1,587	$(61,598)	$42,274	$873	$—	$(16,864)
Net cash (used in) provided by operating activities of discontinued operations	—	(1,177)	(2,934)	—	—	(4,111)
Net cash (used in) provided by operating activities	1,587	(62,775)	39,340	873	—	(20,975)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(598)	—	—	—	(598)
Capital expenditures	—	(2,645)	(2,646)	(28)	—	(5,319)
Proceeds from sale of property, plant and equipment	—	7	227	—	—	234
Intercompany note	—	—	—	—	—	—
Net cash (used in) provided by investing activities of continuing operations	—	(3,236)	(2,419)	(28)	—	(5,683)
Net cash provided by (used in) investing activities of discontinued operations	—	16,414	23,507	—	—	39,921
Net cash (used in) provided by investing activities	—	13,178	21,088	(28)	—	34,238
Cash flows from financing activities:
Repayment of 10 1/2% senior notes	—	(170,000)	—	—	—	(170,000)
Repayment of 7 7/8% senior subordinated notes	—	(132,257)	—	—	—	(132,257)
Repayment of Term Loan B due 2016	—	(45,100)	—	—	—	(45,100)
Repayment of 8 3/8% senior subordinated notes	—	(25,202)	—	—	—	(25,202)
Payment of financing related costs and expenses and debt issuance discounts	—	(22,955)	—	—	—	(22,955)
Repayments of other long-term debt	—	(308)	(850)	—	—	(1,158)
Retirement of common stock upon vesting of RSUs	(329)	—	—	—	—	(329)
Proceeds from issuance of 11 1/2% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
Borrowings under revolving credit facility, net	—	65,600	—	—	—	65,600
Proceeds from exercise of stock options	—	—	—	—	—	—
Intercompany note	—	—	—	—	—	—
Intercompany advances	(1,258)	61,858	(59,752)	(848)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,587)	42,886	(60,602)	(848)	—	(20,151)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(1,587)	41,234	(60,602)	(848)	—	(21,803)
Effect of exchange rate changes on cash and cash equivalents	—	—	10	55	—	65
Net increase (decrease) in cash and cash equivalents	—	(8,363)	(164)	52	—	(8,475)
Cash and cash equivalents at beginning of period	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of period	$—	$7,670	$116	$1,492	$—	$9,278

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,033	$280	$1,440	$—	$17,753
Accounts receivable, net	—	113,368	174,003	1,112	—	288,483
Inventories	—	63,234	70,434	128	—	133,796
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	57,967	10,953	3,822	—	72,742
Assets of discontinued operations - current	—	9,455	13,501	—	—	22,956
Total current assets	—	300,895	269,171	6,502	(40,838)	535,730

Investment in subsidiaries	(381,704)	1,681,084	7,399	6,725	(1,313,504)	—
Property, plant and equipment, net	—	96,680	229,932	1,955	—	328,567
Goodwill	—	29,244	155,361	6,217	—	190,822
Other intangible assets, net	—	6,785	214,435	2,343	—	223,563
Other assets, net	—	107,286	(29,400)	1,604	—	79,490
Assets of discontinued operations - long-term	—	5,717	21,699	—	—	27,416
Total assets	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,109	$4,700	$—	$—	$8,809
Accounts payable	—	94,503	91,311	834	—	186,648
Accrued compensation and related liabilities	—	26,173	12,760	222	—	39,155
Other current liabilities	—	72,813	22,634	460	—	95,907
Liabilities of discontinued operations - current	—	2,492	2,854	—	—	5,346
Intercompany payable (receivable)	—	1,005,396	(1,011,202)	5,806	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,205,486	(840,005)	11,222	(40,838)	335,865

Long-term debt	—	1,227,238	10,296	—	—	1,237,534
Other liabilities	—	175,088	10,331	—	—	185,419
Liabilities of discontinued operations - long-term	—	1,583	6,891	—	—	8,474
Shareholders’ (deficit) equity	(381,704)	(381,704)	1,681,084	14,124	(1,313,504)	(381,704)
Total liabilities and shareholders’ (deficit) equity	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended April 2, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$175,068	$295,288	$6,615	$—	$476,971
Cost of sales	—	147,440	240,799	4,473	—	392,712
Selling, general and administrative expenses	—	32,114	26,187	282	—	58,583
Amortization of intangible assets	—	100	2,340	134	—	2,574
Restructuring, impairment and other charges	—	2,347	1,480	—	—	3,827
Operating income (loss)	—	(6,933)	24,482	1,726	—	19,275
Gain on bargain purchase	—	(10,539)	—	—	—	(10,539)
Interest expense, net	—	30,012	228	(23)	—	30,217
Intercompany interest expense (income)	—	(311)	256	55	—	—
Other (income) expense, net	—	(354)	498	45	—	189
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(25,741)	23,500	1,649	—	(592)
Income tax expense (benefit)	—	2,455	(4,309)	249	—	(1,605)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(28,196)	27,809	1,400	—	1,013
Equity in income of unconsolidated subsidiaries	2,784	30,555	1,400	—	(34,739)	—
Income (loss) from continuing operations	2,784	2,359	29,209	1,400	(34,739)	1,013
Income from discontinued operations, net of taxes	—	425	1,346	—	—	1,771
Net income (loss)	2,784	2,784	30,555	1,400	(34,739)	2,784
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	2,337	1,232	90	—	(3,659)	—
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,105	—	—	—	1,105
Currency translation adjustment	—	—	1,142	90	—	1,232
Comprehensive income (loss)	$5,121	$5,121	$31,787	$1,490	$(38,398)	$5,121

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended April 2, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities of continuing operations	$2,508	$(34,629)	$25,971	$(905)	$—	$(7,055)
Net cash (used in) provided by operating activities of discontinued operations	—	154	1,376	—	—	1,530
Net cash (used in) provided by operating activities	2,508	(34,475)	27,347	(905)	—	(5,525)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(55,261)	—	—	—	(55,261)
Capital expenditures	—	(2,317)	(1,592)	—	—	(3,909)
Proceeds from sale of property, plant and equipment	—	1,214	1,704	—	—	2,918
Net cash (used in) provided by investing activities of continuing operations	—	(56,364)	112	—	—	(56,252)
Net cash (used in) provided by investing activities of discontinued operations	—	(154)	—	—	—	(154)
Net cash (used in) provided by investing activities	—	(56,518)	112	—	—	(56,406)
Cash flows from financing activities:
Repayment of Term Loan B due 2016	—	(950)	—	—	—	(950)
Repayments of other long-term debt	—	(174)	(1,337)	—	—	(1,511)
Borrowings under revolving credit facility, net	—	24,000	—	—	—	24,000
Proceeds from exercise of stock options	168	—	—	—	—	168
Intercompany advances	(2,676)	28,758	(26,327)	245	—	—
Net cash (used in) provided by financing activities	(2,508)	51,634	(27,664)	245	—	21,707
Effect of exchange rate changes on cash and cash equivalents	—	—	(44)	37	—	(7)
Net increase (decrease) in cash and cash equivalents	—	(39,359)	(249)	(623)	—	(40,231)
Cash and cash equivalents at beginning of period	—	46,882	1,010	1,864	—	49,756
Cash and cash equivalents at end of period	$—	$7,523	$761	$1,241	$—	$9,525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we refer to as our 2011 Form 10-K. Item 7 of our 2011 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2012.

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

Factors that could cause actual results to differ materially from management’s expectations include, without limitation: (i) recent United States and global economic conditions have adversely affected us and could continue to do so; (ii) our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings are available to us that could further exacerbate our risk exposure from debt;  (vi) our ability to successfully integrate acquired businesses into our business; (vii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets, including goodwill, other long-lived assets and deferred tax assets; (viii) intense competition and fragmentation in our industry; (ix) the general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the internet and other electronic media adversely affecting our business; (xii) increases in paper costs and decreases in the availability of raw materials; (xiii) our labor relations; (xiv) our compliance with environmental laws; (xv) our dependence on key management personnel; (xvi) our dependence upon information technology systems; and (xvii) our international operations and the risks associated with operating outside of the United States. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

Business Overview

We are one of the largest diversified printing companies in North America, according to the December 2011 Printing Impressions 400 report. Our broad portfolio of products includes commercial printing, envelope converting, label manufacturing and specialty packaging. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. Our business strategy focuses on providing our customers with quality product offerings, improving our cost structure and profitability, and pursuing strategic acquisitions that either expand our current product offerings or allow us to enter into niche businesses that are highly complementary to our current product offering.

We operate our business in two complementary reportable segments: print and envelope and label and packaging.

Print and Envelope. We are one of the leading commercial printers in North America and the largest envelope manufacturer. In August 2011, we added to our print and envelope business with the acquisition of Nesbitt Graphics, Inc., which we refer to as Nesbitt. In February 2011, we added to our print and envelope business with the acquisition of MeadWestvaco Corporation’s Envelope Product Group, which we refer to as EPG. Our print and envelope segment represents approximately 75.3% of our net sales for the three months ended March 31, 2012.

Our print and envelope segment serves customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  This segment primarily caters to the consumer products, financial services, travel and leisure and telecommunications industries. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and insurance and credit card companies. We produce a broad line of specialty and stock envelopes that are sold through wholesalers, distributors, contract stationers, national catalogs for the office product markets and office product superstores. We provide a wide array of print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses, digital printing and content management. The broad selection of print products we produce includes journals and specialized periodicals, annual reports, car brochures, direct mail products, advertising literature, corporate identity materials and brand marketing materials.  Our content management business offers complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing.

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 24.7% of our net sales for the three months ended March 31, 2012.

Our label and packaging segment serves customers ranging from multinational, national, middle market and small companies serving niche markets and resale customers. We print a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. We also produce pressure-sensitive prescription labels for the retail pharmacy chain market. We produce premium high quality promotional packaging offerings including, folded carton, heat shrink labels and full body shrink sleeves. Our primary customers for our specialty packaging products are pharmaceutical, apparel, tobacco, neutraceutical and other large multinational consumer product companies.

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three months ended March 31, 2012 and April 2, 2011 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three months ended April 2, 2011 include the operating results of EPG for less than a full three months. Our results for the three months ended April 2, 2011 do not include the operating results of Nesbitt.

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

11 1/2% Notes and 7% Notes Offerings and 2012 Refinancing

On March 28, 2012, we issued of $225 million aggregate principal amount of 11 1/2% senior notes due 2017, which we refer to as the 11 1/2% Notes. The 11 1/2% Notes were issued at a discount of approximately $8.3 million, of which substantially all remains unamortized as of March 31, 2012.

Concurrently with the 11 1/2% Notes, we issued $86.25 million aggregate principal amount of senior exchangeable notes due 2017, which we refer to as the 7% Notes. The 7% Notes are exchangeable at any time prior to the close of business on the business day immediately preceding the maturity date for shares of our common stock at an exchange rate of 241.5167 shares per $1,000 principal amount of 7% Notes, which is equal to an exchange price of approximately $4.14 per share, subject to adjustment under certain specified circumstances. This represents a premium of 22.5% above the last reported sale price of our common stock on the New York Stock Exchange on Thursday, March 22, 2012, which was $3.38 per share.

Net proceeds of the 11 1/2% Notes and 7% Notes together with borrowings under our $170 million revolving credit facility, due 2014, which we refer to as the 2010 Revolving Credit Facility, were used to fund the cash tender offers for any and all of our 8 3/8% senior subordinated notes due 2014, which we refer to as the 8 3/8% Notes, and 10 1/2% senior notes due 2016, which we refer to as the 10 1/2% Notes, plus $45 million aggregate principal amount of our 7 7/8% senior subordinated notes due 2013, which we refer to as the 7 7/8% Notes, and to repurchase an additional $73.4 million of 7 7/8% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses, all of which we collectively refer to as the 2012 Refinancing.

Discontinued Operations
In 2011, we began exploring our opportunities to divest certain non-strategic or underperforming businesses within our manufacturing platform. As a result, in the fourth quarter of 2011, the financial results of our documents and forms business as well as our wide-format papers business were accounted for as discontinued operations, which we refer to collectively as the Discontinued Operations, resulting in our historical consolidated balance sheets, statement of operations and comprehensive income (loss) and statement of cash flows being reclassified to reflect these discontinued operations separately from our continuing operations.

In February of 2012, we completed the sale of our documents and forms business, which we refer to as the Documents Group, for cash proceeds of $40.0 million, of which $4.0 million will remain in escrow for a certain period of time subject to terms of the sale agreement. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of $4.7 million.

Reportable Segments

In the first quarter of 2012, we realigned our reportable segments as a result of the sale of the Discontinued Operations combined with the realignment of management responsibilities and strategy. Previously, we reported our segments as envelopes, forms and labels and commercial printing. Beginning January 1, 2012, we realigned our segments into two complementary reportable segments: the print and envelope segment and the label and packaging segment.

A summary of our condensed consolidated statements of operations is presented below.  The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the three month periods ended March 31, 2012 and April 2, 2011 each consisted of 13 weeks.

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands, except per share amounts)
Net sales	$455,583	$476,971
Operating income:
Print and envelope	$9,621	$20,309
Label and packaging	12,203	10,488
Corporate	(7,585)	(11,522)
Total operating income	14,239	19,275
Gain on bargain purchase	—	(10,539)
Interest expense, net	27,852	30,217
Loss on early extinguishment of debt, net	10,629	—
Other expense, net	298	189
Loss from continuing operations before income taxes	(24,540)	(592)
Income tax benefit	(1,956)	(1,605)
(Loss) income from continuing operations	(22,584)	1,013
(Loss) income from discontinued operations, net of taxes	(4,634)	1,771
Net (loss) income	$(27,218)	$2,784
Income (loss) per share—basic and diluted:
Continuing operations	$(0.36)	$0.02
Discontinued operations	(0.07)	0.02
Net (loss) income	$(0.43)	$0.04

Net Sales

Net sales decreased $21.4 million, or 4.5%, in the first quarter of 2012, as compared to the first quarter of 2011, due to lower sales from our print and envelope segment of $20.6 million and our label and packaging segment of $0.8 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $5.0 million, or 26.1%, in the first quarter of 2012, as compared to the first quarter of 2011. This decrease was primarily due to decreases from our print and envelope segment of $10.7 million, partially offset by increases in operating income from our label and packaging segment of $1.7 million and lower corporate expenses of $3.9 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During the first quarter of 2011, in connection with the acquisition of EPG, we recognized a preliminary bargain purchase gain of approximately $10.5 million.

Interest Expense

Interest expense decreased $2.4 million to $27.9 million in the first quarter of 2012, as compared to $30.2 million in the first quarter of 2011. The decrease is primarily due to the lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and lower weighted average interest rates primarily from the expiration of higher cost interest rate swaps in the first quarter of 2011. Interest expense in the first quarter of 2012 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.9%, as compared to average outstanding debt of $1.4 billion and a weighted average interest rate of 8.1% in the first quarter of 2011. We expect higher interest expense in 2012, as compared to 2011, largely due to our 2012 Refinancing.

Loss on Early Extinguishment of Debt

During the first three months of 2012, in connection with the 2012 Refinancing we incurred a loss on early extinguishment of debt of $12.7 million, of which $9.6 million relates to tender and consent fees paid to consenting lenders, $3.1 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment of debt related to the 2012 Refinancing is partially offset by the gains on early extinguishment of debt of $2.1 million related to the repurchase of $13.8 million of our 7 7/8% Notes, $5.0 million of our 10 1/2% Notes, and $2.0 million of our 8 3/8% Notes plus accrued and unpaid interest thereon.

Income Taxes

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Income tax benefit from U.S. operations	$(2,123)	$(2,294)
Income tax expense from foreign operations	167	689
Income tax benefit	$(1,956)	$(1,605)
Effective income tax rate	8.0%	271.1%

In the first quarter of 2012, we had an income tax benefit of $2.0 million, compared to an income tax benefit of $1.6 million in the first quarter of 2011. The tax benefit for both periods primarily related to income tax benefits on our domestic operations. Our effective tax rate in the first quarter of 2012 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the quarter ended April 2, 2011 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of March 31, 2012, the total valuation allowance on our net U.S. deferred tax assets was approximately $21.5 million.

Income from Discontinued Operations, net of taxes
Income from discontinued operations represents the results of operations, including tax effects of our Discontinued Operations. The results for the first quarter of 2012 include the loss on sale of our Discontinued Operations of $5.0 million, net of a tax benefit of $3.2 million. Income from discontinued operations of $0.4 million, net of taxes of $0.2 million for the first quarter of 2012, include the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income.

Print and Envelope

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Segment net sales	$342,853	$363,409
Segment operating income	$9,621	$20,309
Operating income margin	2.8%	5.6%
Restructuring, impairment and other charges	$13,486	$3,167

Segment Net Sales

Segment net sales for our print and envelope segment decreased $20.6 million, or 5.7%, in the first quarter of 2012, as compared to the first quarter of 2011. Net sales for our commercial printing operations declined $22.4 million, primarily due to: (i) lower sales volumes due to customer product launches that occurred in the first quarter of 2011, but did not repeat in the first quarter of 2012 and continued declines in the circulation of journals and periodicals, and (ii) lower sales due to price pressures that continue to exist within the print industry. Net sales of our envelope operations increased $1.9 million primarily due to: (i) the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results for a full quarter in the first quarter of 2011, and (ii) higher sales due to our ability to pass along material price increases to our customers. The increases in our envelope net sales were substantially offset by lower sales volumes from our direct mail customers, primarily financial institutions, related to lower demand for customer solicitations.

Segment Operating Income

Segment operating income for our print and envelope segment decreased $10.7 million, or 52.6%, in the first quarter of 2012, as compared to the first quarter of 2011. This decrease was primarily due to: (i) higher restructuring, impairment and other charges of $10.3 million, primarily due to a print plant closure and consolidation into our existing print operations and (ii) lower gross margins of $6.0 million, primarily due to pricing pressures and lower byproduct recoveries. These decreases were offset in part by lower selling, general and administrative expenses of $5.6 million, primarily due to lower commission expense and a lower cost structure due to the integration of EPG into our existing envelope operations.

Label and Packaging

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Segment net sales	$112,730	$113,562
Segment operating income	$12,203	$10,488
Operating income margin	10.8%	9.2%
Restructuring, impairment and other charges	$447	$565

Segment Net Sales

Segment net sales for our label and packaging segment decreased $0.8 million, or 0.7%, in the first quarter of 2012, as compared to the first quarter of 2011. Net sales from our label operations declined $1.4 million, primarily due to our decision to exit certain low margin business within our long-run label customer accounts, offset in part by increased sales from our custom label business, primarily due to initiatives taken to enhance our e-commerce solution for our customers. Net sales from our packaging operations increased $0.6 million, primarily due to our ability to pass along material price increases to our customers, offset in part by lower sales due to our decision to exit certain low margin customer accounts.

Segment Operating Income

Segment operating income for our label and packaging segment increased $1.7 million, or 16.4%, in the first quarter of 2012, as compared to the first quarter of 2011. This increase was due to increased gross margins of $1.8 million, primarily due to our lower cost structure as a result of cost savings initiatives taken in 2011. Selling, general and administrative expenses and restructuring, impairment and other charges for our label and packaging segment remained relatively consistent in the first quarter of 2012, as compared to the first quarter of 2011.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower by $3.9 million, or 34.2% in the first quarter of 2012, as compared to the first quarter of 2011, primarily due to lower compensation related expenses.

Restructuring, Impairment and Other Charges

During the first quarter of 2012, we announced the closure and consolidation of a print plant into our existing print operations. Additionally, we began implementing a cost savings initiative, which collectively with the print plant closure and consolidation, we refer to as the 2012 Plan. The cost saving initiative is primarily focused on our print and envelope segment and our corporate expenses. This initiative will focus on consolidation of office and warehouse space and other overhead cost elimination plans, including targeted headcount reductions of approximately 150 employees.

During the first quarter of 2012, as a result of the 2012 Plan, our EPG integration plan and our residual restructuring and cost savings actions, we incurred $14.0 million of restructuring, impairment and other charges, which included $1.8 million of employee separation costs, asset impairments, net of $6.3 million, equipment moving expenses of $0.1 million, lease termination expenses of $0.3 million, multi-employer pension withdrawal expenses of $4.8 million and building clean-up and other expenses of $0.6 million. During the first quarter of 2011, as a result of our EPG integration plan and residual restructuring and cost savings actions, we incurred $3.8 million of restructuring, impairment and other charges, which included $0.5 million of employee separation costs, asset impairments, net of $1.0 million, equipment moving expenses of $0.7 million, lease termination expenses of $0.6 million and building clean-up and other expenses of $1.0 million.

As of the quarter ended March 31, 2012, our total restructuring liability was $33.0 million, of which $6.0 million is included in other current liabilities and $27.0 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $26.8 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-

employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Liquidity and Capital Resources

Net Cash Used in Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $16.9 million in the first three months of 2012, which was primarily due to a use of working capital of $30.7 million, offset by our net loss adjusted for non-cash items of $16.5 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement, (ii) a decrease in accounts payable due to the timing of vendor payments, and (iii) an increase in our inventories primarily due to the purchase of paper in advance of a price increase and the need to maintain finished good inventory levels to meet customer contract requirements. These increases were offset in part by a decrease in accounts receivables due to the timing of collections from and sales to our customers.

Cash provided by (used in) operating activities is generally sufficient to meet daily disbursement needs.  On days when our cash receipts exceed disbursements, we reduce our revolving credit balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use invested cash balances and/or our revolving credit to fund the difference. As a result, our daily revolving credit balance fluctuates depending on working capital needs.  Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Net cash used in operating activities of continuing operations was $7.1 million in the first three months of 2011, which was primarily due to a use of working capital of $15.1 million, offset by our net income adjusted for non-cash items of $11.2 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt and (ii) an increase in our inventories due to timing of work performed for our customers. These increases were offset in part by: (i) a decrease in accounts receivables due to the timing of collections from and sales to our customers and (ii) an increase in accrued compensation related liabilities due to the timing of employer related tax payments.

Net Cash (Used in) Provided by Operating Activities of Discontinued Operations. Represents the net cash (used in) provided by the Discontinued Operations operating activities.

Net Cash Used in Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $5.7 million in the first three months of 2012, primarily resulting from capital expenditures of $5.3 million and $0.6 million of cash consideration for the acquisition of Nesbitt related to working capital settlement provisions. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $0.2 million.

Our debt agreements limit capital expenditures to $40.0 million in 2012 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2011. We estimate that we will spend approximately $20.0 million on capital expenditures in 2012, before considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities of continuing operations was $56.3 million in the first three months of 2011, primarily resulting from $55.3 million of cash consideration for the EPG acquisition and capital expenditures of $3.9 million, offset in part by $2.9 million of proceeds from the sale of property, plant and equipment.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) Discontinued Operations related to investing activities. In the first three months of 2012, the cash provided by discontinued investing activities relates to the cash proceeds of $39.9 million, net of expenses, from the sale of the Discontinued Operations.

Net Cash (Used In) Provided by Financing Activities of Continuing Operations. Net cash used in financing activities of continuing operations was $21.8 million in the first three months of 2012, primarily due to the 2012 Refinancing, repayment of $45.1 million of term loans primarily as a result of the excess cash flow sweep feature and the open market repurchases and retirements of our 7 7/8% Notes, 10½% Notes and 8 3/8% Notes, of approximately $13.8 million, $5.0 million and $2.0 million, respectively, for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest thereon. The 2012 Refinancing included: (i) the repayment of $165.0 million of our 10 1/2% Notes, $118.4 million of our 7 7/8% Notes and $23.2 million of our 8 3/8% Notes, (ii) the payment of $23.0 million of tender and consent fees and related transaction costs, (iii) the issuance of our $225.0 million 11 1/2% Notes with an original issuance discount of $8.3 million, and (iv) the issuance of our $86.3 million 7% Notes. These decreases were offset by increases in borrowings under our revolving credit facility in connection with the 2012 Refinancing.

Net cash provided by financing activities of continuing operations was $21.7 million in the first three months of 2011, primarily due to borrowings under our 2010 Revolving Credit Facility of $24.0 million, offset in part by repayments of our other long-term debt of $1.5 million and our Term Loan B of $1.0 million.

Net Cash Used in Financing Activities of Discontinued Operations. Represents the net cash used in Discontinued Operations related to financing activities. In the first three months of 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our 2010 Credit Facilities of $1.7 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of March 31, 2012, a decrease of $4.6 million from December 31, 2011. As of March 31, 2012, approximately 70% of our debt outstanding was subject to fixed interest rates. As of May 8, 2012, we had approximately $35.0 million borrowing availability under our 2010 Revolving Credit Facility. From time to time we may seek to refinance our debt obligations as business needs and market conditions warrant.

On March 28, 2012, we issued $225 million aggregate principal amount of our 11 1/2% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11 1/2% Notes were issued at a discount of approximately $8.3 million, of which substantially all remains unamortized as of March 31, 2012. The 11 1/2% Notes were issued pursuant to an indenture, which we refer to as the 11 1/2% Indenture, among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. We will pay interest on the 11 1/2% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing May 15, 2012. The 11 1/2% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11 1/2% Notes are guaranteed on a senior unsecured basis by us and substantially all of our existing and future North American subsidiaries. As such, the 11 1/2% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt. We may redeem the 11 1/2% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100.0% to approximately 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. We may also redeem some or all of the 11 1/2% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11 1/2% Notes has the right to require us to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11 1/2% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11 1/2% Indenture also contains certain customary affirmative covenants.

Concurrently with the 11 1/2% Notes, we issued $86.25 million aggregate principal amount of its 7% Notes that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture, which we refer to as the 7% Indenture, among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. We will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by us and substantially all of our North American subsidiaries. As such, the 7% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt. We may not redeem the notes at its option. Upon a fundamental change, as defined in the 7% Indenture, holders of 7% Notes may require us to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

The 7% Notes are exchangeable at any time prior to the close of business on the business day immediately preceding the maturity date for shares of our common stock at an exchange rate of 241.5167 shares per $1,000 principal amount of 7% Notes, which is equal to an exchange price of approximately $4.14 per share, subject to adjustment under certain specified circumstances. This represents a premium of 22.5% above the last reported sale price of our common stock on the New York Stock Exchange on Thursday, March 22, 2012, which was $3.38 per share. If a holder elects to exchange notes in connection with a make-whole fundamental change, as described in the 7% Indenture, such holder may also be entitled to receive a make-whole premium upon exchange in certain circumstances.

Net proceeds of the 11 1/2% Notes and 7% Notes together with borrowings under our 2010 Revolving Credit Facility were used to fund the cash tender offers for any and all of our 8 3/8% Notes and 10 1/2% Notes, plus $45 million aggregate principal amount of our 7 7/8% Notes and to repurchase an additional $73.4 million of 7 7/8% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses. In connection with the issuance of the 11 1/2% Notes and the 7% Notes, we capitalized debt issuance costs of $6.0 million and $3.0 million, respectively, all of which will be amortized over the life of the 11 1/2% Notes and the 7% Notes. On April 3, 2012, in connection with the 2012 Refinancing, an additional $3.1 million of 7 7/8% Notes settled through a negotiated purchase.

In the first quarter of 2012 and prior to launching tender offers for our 7 7/8% Notes, 10½% Notes and 8 3/8% Notes, we purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of our 7 7/8% Notes, 10½% Notes and 8 3/8% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest thereon.

In February 2012, we amended our 2010 Credit Facilities, which we refer to as the 2012 Amendment, which includes 2010 Revolving Credit Facility and our $380 million term loan due 2016, which we refer to as our Term Loan B, to increase its restricted dispositions basket in connection with the sale of the Documents Group. The 2012 Amendment required that 25% of net proceeds be used to repay the Term Loan B and required that the remaining amount be used to reinvest in the business or refinance certain existing debt. On February 14, 2012, we repaid $9.5 million of the Term Loan B in connection with this provision. The 2012 Amendment required us to repay unsecured and second lien debt in an amount equal to 75% of the net proceeds. In connection with the 2012 Amendment we paid $1.7 million to consenting lenders and related fees.

Effective March 5, 2012, we increased our borrowing capacity under the 2010 Revolving Credit Facility to $170 million from $150 million as a result of receiving an additional commitment, as permitted under the 2010 Credit Facilities. On March 9, 2012, we repaid $34.7 million of Term Loan B as part of our required excess cash flow payment.

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

As the 2010 Credit Facilities have senior secured and first priority lien position in our capital structure and have the most restrictive covenants, therefore provided we are in compliance with the 2010 Credit Facilities, we would also be in compliance, in most circumstances, with our debt incurrence tests within all of our indentures.

As of March 31, 2012, we were in compliance with all debt agreement covenants.

Letters of Credit

On March 31, 2012, we had outstanding letters of credit of approximately $20.6 million and a de minimis amount of surety bonds related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	2010 Credit Facilities	8 7/8% Notes	11 1/2% Notes	7 7/8% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa2	Caa2	Negative	April 2012
Standard & Poor’s	B	BB-	B-	CCC+	CCC+	Negative	March 2012
In April 2012, Moody's Investors Services, which we refer to as Moody's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8 7/8% Notes, 11 1/2% Notes, and 7 7/8% Notes, in conjunction with the 2012 Refinancing, and the detail of our current ratings have been provided in the table above. In March 2012, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8 7/8% Notes, 11 1/2% Notes and 7 7/8% Notes, while changing the outlook to Negative from Stable. The detail of our current ratings have been provided in the table above.
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

Contractual Obligations

Contractual obligations disclosed in our 2011 Form 10-K increased by approximately $39.6 million as a result of our 2012 Refinancing. Our expected future cash interest payments on long-term debt increased by approximately $35.6 million, primarily due to the extension of maturities on our outstanding debt and our outstanding long-term debt increased by approximately $4.3 million, which excludes original issuance discounts.

Seasonality
Our print plants also experience seasonal variations. Revenues associated with consumer publications, such as holiday catalogs and automobile brochures tend to be concentrated from July through October. Revenues from annual reports are generally concentrated from February through April.  Revenues associated with the educational and scholastic market and promotional materials tend to decline in the summer. As a result of these seasonal variations, some of our print operations operate at or near capacity at certain times throughout the year. Our envelope market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year primarily related to holiday purchases.
Our general label business has historically experienced a seasonal increase to net sales during the first and second quarters of the year primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our prescription label business has historically experienced seasonality in net sales due to cold and flu seasons generally concentrated in the fourth and first quarters of the year. As a result of these seasonal variations, some of our label operations operate at or near capacity at certain times throughout the year.

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

As of March 31, 2012, we had variable rate debt outstanding of $376.7 million. In addition, our Term Loan B is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 1.5%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended March 31, 2012, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2.3 million and operating income of approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
In January of 2012, we reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. We funded this settlement in the first quarter of 2012.
In the case of administrative proceedings related to environmental matters involving governmental authorities, we do not believe that any imposition of monetary damages or fines would be material.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.9
Ninth Supplemental Indenture, dated as of December 21, 2010 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.9 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.10
Tenth Supplemental Indenture, dated as of March 2, 2011 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7 7/8% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.10 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

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

4.21
Tenth Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Subsidiary Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.20 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.22
Eleventh Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the  Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.22 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.23
Twelfth Supplemental Indenture, dated as of March 28, 2012, by and among Cenveo Corporation (as successor to Cadmus Communications Corporation), the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, to the indenture dated as of June 15, 2004, relating to the 8 3/8% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K filed March 30, 2012.

4.24
Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8 7/8% Notes of Cenveo Corporation —incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed February 9, 2010.

4.25
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.26
Second Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.32 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.27
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8 7/8% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed February 9, 2010.

4.28	Form of Note issued by Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K filed February 9, 2010.

4.29
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K filed February 9, 2010.

4.30
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K filed February 9, 2010.

4.31
Second Lien Pledge and Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

4.32
Second Lien Intellectual Property Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.29 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

4.33
Indenture, dated as of March 28, 2012, by and among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11 1/2% Notes—incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed March 30, 2012.

4.34
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 11 1/2% Notes—incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed March 30, 2012.

4.35
Registration Rights Agreement, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and the initial purchasers named therein relating to the 11 1/2% Notes—incorporated by reference to Exhibit 4.7 to registrant's current report on Form 8-K filed March 30, 2012.

4.36
Indenture, dated as of March 28, 2012, by and among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7% Notes—incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed March 30, 2012.

4.37
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 7% Notes—incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed March 30, 2012.

10.1
Second Amendment, dated as of February 3, 2012, to Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto—incorporated by reference to Exhibit 10.19 to registrant’s annual report on Form 10-K for the year ended December 31, 2011, filed March 2, 2012.

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
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)