Form 10-Q
period 2012-06-30
CENVEO, INC
filed 2012-08-08
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012 the registrant had 63,594,368 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,067	$17,753
Accounts receivable, net	263,168	288,483
Inventories	131,102	133,796
Prepaid and other current assets	64,819	72,742
Assets of discontinued operations - current	—	22,956
Total current assets	473,156	535,730

Property, plant and equipment, net	304,129	328,567
Goodwill	191,155	190,822
Other intangible assets, net	217,881	223,563
Other assets, net	87,875	79,490
Assets of discontinued operations - long-term	—	27,416
Total assets	$1,274,196	$1,385,588
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$13,261	$8,809
Accounts payable	170,498	186,648
Accrued compensation and related liabilities	28,054	39,155
Other current liabilities	76,787	95,907
Liabilities of discontinued operations - current	—	5,346
Total current liabilities	288,600	335,865

Long-term debt	1,210,105	1,237,534
Other liabilities	183,012	185,419
Liabilities of discontinued operations - long-term	—	8,474
Commitments and contingencies	—	—
Shareholders’ deficit:
Preferred stock	—	—
Common stock	635	633
Paid-in capital	352,948	350,390
Retained deficit	(700,466)	(672,847)
Accumulated other comprehensive loss	(60,638)	(59,880)
Total shareholders’ deficit	(407,521)	(381,704)
Total liabilities and shareholders’ deficit	$1,274,196	$1,385,588

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$438,907	$469,899	$894,490	$946,870
Cost of sales	357,348	382,677	732,351	775,389
Selling, general and administrative expenses	45,646	52,903	95,342	111,486
Amortization of intangible assets	2,586	2,592	5,209	5,166
Restructuring, impairment and other charges	4,354	5,465	18,376	9,292
Operating income	28,973	26,262	43,212	45,537
Gain on bargain purchase	—	(540)	—	(11,079)
Interest expense, net	28,796	29,412	56,648	59,629
Loss on early extinguishment of debt, net	785	—	11,414	—
Other (income) expense, net	(1,116)	148	(818)	337
Income (loss) from continuing operations before income taxes	508	(2,758)	(24,032)	(3,350)
Income tax expense (benefit)	470	(1,206)	(1,486)	(2,811)
Income (loss) from continuing operations	38	(1,552)	(22,546)	(539)
(Loss) income from discontinued operations, net of taxes	(439)	1,926	(5,073)	3,697
Net (loss) income	(401)	374	(27,619)	3,158
Other comprehensive income (loss):
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	687	—	1,792
Currency translation adjustment	(2,202)	169	(758)	1,401
Comprehensive (loss) income	$(2,603)	$1,230	$(28,377)	$6,351

Income (loss) per share – basic:
Continuing operations	$—	$(0.02)	$(0.36)	$(0.01)
Discontinued operations	(0.01)	0.03	(0.08)	0.06
Net (loss) income	$(0.01)	$0.01	$(0.44)	$0.05

Income (loss) per share – diluted:
Continuing operations	$—	$(0.02)	$(0.36)	$(0.01)
Discontinued operations	(0.01)	0.03	(0.08)	0.06
Net (loss) income	$(0.01)	$0.01	$(0.44)	$0.05

Weighted average shares outstanding:
Basic	63,476	62,862	63,441	62,802
Diluted	63,476	62,862	63,441	62,802

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For The Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net (loss) income	$(27,619)	$3,158
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations, net of taxes	5,319	—
Income from discontinued operations, net of taxes	(246)	(3,697)
Depreciation and amortization, excluding non-cash interest expense	31,402	32,425
Non-cash interest expense, net	3,786	2,875
Deferred income taxes	(3,189)	(2,631)
(Gain) loss on sale of assets	(1,118)	292
Non-cash restructuring, impairment and other charges, net	10,633	1,758
Gain on bargain purchase	—	(11,079)
Loss on early extinguishment of debt, net	11,414	—
Stock-based compensation provision	2,993	5,018
Other non-cash charges	2,835	3,949
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	24,017	5,909
Inventories	1,047	(5,112)
Accounts payable and accrued compensation and related liabilities	(24,305)	(7,052)
Other working capital changes	(13,091)	(13,168)
Other, net	(7,341)	(4,915)
Net cash provided by operating activities of continuing operations	16,537	7,730
Net cash (used in) provided by operating activities of discontinued operations	(4,550)	4,119
Net cash provided by operating activities	11,987	11,849
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(644)	(54,784)
Capital expenditures	(11,328)	(8,200)
Proceeds from sale of property, plant and equipment	1,948	10,864
Proceeds from sale of intangible asset	1,700	—
Net cash used in investing activities of continuing operations	(8,324)	(52,120)
Net cash provided by (used in) investing activities of discontinued operations	39,921	(347)
Net cash provided by (used in) investing activities	31,597	(52,467)
Cash flows from financing activities:
Repayment of 10.5% senior notes	(169,875)	—
Repayment of 7.875% senior subordinated notes	(180,139)	—
Borrowings (repayment) of Term Loan B due 2016	18,948	(1,900)
Repayment of 8.375% senior subordinated notes	(24,787)	—
Payment of financing related costs and expenses and debt issuance discounts	(32,335)	—
Repayments of other long-term debt	(2,639)	(3,556)
Retirement of common stock upon vesting of RSUs	(434)	(496)
Proceeds from issuance of 11.5% senior notes	225,000	—
Proceeds from issuance of 7% senior exchangeable notes	86,250	—
Borrowings under revolving credit facility, net	34,700	8,200
Proceeds from exercise of stock options	—	318
Net cash (used in) provided by financing activities of continuing operations	(45,311)	2,566
Net cash used in financing activities of discontinued operations	(1,652)	—
Net cash (used in) provided by financing activities	(46,963)	2,566
Effect of exchange rate changes on cash and cash equivalents	(307)	(68)
Net decrease in cash and cash equivalents	(3,686)	(38,120)
Cash and cash equivalents at beginning of period	17,753	49,756
Cash and cash equivalents at end of period	$14,067	$11,636

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and its subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of June 30, 2012, and the results of operations and cash flows as of and for the three and six months ended June 30, 2012 and July 2, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended June 30, 2012 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality and restructuring, acquisition and debt related activities or transactions. The December 31, 2011 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and six months ended June 30, 2012 and July 2, 2011, each consisted of 13 weeks and 26 weeks, respectively.

In 2011, the Company began exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform. As a result, beginning in the fourth quarter of 2011, the financial results of the Company's documents and forms business as well as the Company's wide-format papers business have been accounted for as discontinued operations (collectively the “Discontinued Operations”) resulting in the Company's historical consolidated balance sheets, statements of operations and comprehensive income (loss) ("statement of operations") and statements of cash flows being reclassified to reflect these discontinued operations separately from the Company's continuing operations for all periods presented. Effective January 1, 2012, the Company realigned operating responsibilities. In connection with this change in management reporting and strategy, the Company realigned its reportable segments, resulting in the prior year disclosure being updated to reflect current year presentation.

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

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the condensed consolidated statement of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and were $0.2 million and $0.6 million

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the three months ended June 30, 2012 and July 2, 2011, respectively, and $0.4 million and $4.1 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

2011

Nesbitt
On August 1, 2011, the Company acquired essentially all of the assets of Nesbitt Graphics, Inc. ("Nesbitt"), which had annual net sales of approximately $5.6 million prior to the acquisition by the Company. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance the Company's content management operations. The total purchase price was approximately $5.6 million, and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The changes from the Company's original purchase price allocation primarily relates to changes in working capital settlements from the acquisition date. The Nesbitt acquisition resulted in $2.0 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's print and envelope segment. The Company believes that the recognized goodwill related to Nesbitt is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to customer relationships of $1.4 million, which are being amortized over their estimated useful life of 10 years.

Nesbitt’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from August 1, 2011 and are not included in the three and six months ended July 2, 2011. Pro forma results for the three and six months ended July 2, 2011, assuming the acquisition of Nesbitt had been made on January 3, 2010, have not been presented since the effect would not be material.

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

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the six months ended July 2, 2011 presented herein have been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended July 2, 2011
	As Reported	Pro Forma
Net sales	$946,870	$967,652
Operating income	45,537	49,803
Loss from continuing operations	(539)	(4,682)
Net income (loss)	3,158	(985)
Income (loss) per share – basic and diluted:
Continuing operations	$(0.01)	$(0.08)
Discontinued operations	0.06	0.06
Net income (loss)	$0.05	$(0.02)
Weighted average shares outstanding:
Basic	62,802	62,802
Diluted	62,802	62,802

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

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheet as of December 31, 2011 (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011
Accounts receivable, net	$7,647
Inventories	14,356
Prepaid and other current assets	953
Assets of discontinued operations - current	22,956
Property, plant and equipment, net	10,273
Other assets, net (1)	17,143
Assets of discontinued operations - long-term	27,416
Accounts payable	4,352
Accrued compensation and related liabilities	548
Other current liabilities	446
Liabilities of discontinued operations - current	5,346
Liabilities of discontinued operations - long-term	8,474
Net assets	$36,552
(1) Includes $2.8 million of goodwill and $14.3 million of intangible assets at December 31, 2011.

The following table summarizes certain statement of operations information for discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$—	$25,300	$9,190	$51,394
(Loss) income from discontinued operations before income taxes	(223)	3,128	400	6,003
Income tax (benefit) expense on discontinued operations	(88)	1,202	154	2,306
Loss on sale of discontinued operations, net of taxes of $0.2 million and $3.4 million, respectively	(304)	—	(5,319)	—
(Loss) income from discontinued operations, net of taxes	$(439)	$1,926	$(5,073)	$3,697
Income (loss) per share - basic and diluted	$(0.01)	$0.03	$(0.08)	$0.06

Income (loss) from discontinued operations, net of taxes for the six months ended June 30, 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$49,519	$49,236
Work in process	20,095	20,968
Finished goods	61,488	63,592
	$131,102	$133,796

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$19,064	$20,276
Buildings and building improvements	108,336	111,498
Machinery and equipment	589,862	600,066
Furniture and fixtures	11,143	10,453
Construction in progress	8,694	4,840
	737,099	747,133
Accumulated depreciation	(432,970)	(418,566)
	$304,129	$328,567

Assets Held for Sale

In connection with the Company’s cost savings, restructuring and integration plans, there is currently one owned property that is available for sale, which relates to the Company’s print and envelope segment. The Company has recorded the related assets as available for sale in other assets, net on its condensed consolidated balance sheet and has presented them at their fair value less estimated cost to sell, which is approximately $0.9 million and approximates fair value.

In the first six months of 2012, the Company sold one manufacturing facility, which related to its print and envelope segment and was classified as available for sale, for net proceeds of $1.4 million. These assets were recorded at their fair value less estimated cost to sell in the first quarter of 2012.

In the first six months of 2011, the Company sold four manufacturing facilities, two of which related to its label and packaging segment and two of which related to its print and envelope segment, all of which were classified as available for sale, for net proceeds of $9.6 million and it also sold certain manufacturing assets for net proceeds of $1.0 million. These assets were recorded at their fair value less estimated cost to sell in the fourth quarter of 2010.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of June 30, 2012 and December 31, 2011 by reportable segment are as follows (in thousands):

	Print and Envelope	Label and Packaging	Total
Balance as of December 31, 2011	$78,857	$111,965	$190,822
Acquisitions, net	644	—	644
Foreign currency translation	(311)	—	(311)
Balance as of June 30, 2012	$79,190	$111,965	$191,155

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		June 30, 2012				December 31, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	11	$166,520	$(27,234)	$(59,321)	$79,965	$166,652	$(27,234)	$(54,911)	$84,507
Trademarks and trade names	23	23,467	—	(6,114)	17,353	23,481	—	(5,620)	17,861
Patents	8	3,528	—	(2,738)	790	3,528	—	(2,583)	945
Non-compete agreements	1	510	—	(477)	33	510	—	(439)	71
Other	—	—	—	—	—	600	—	(161)	439
Subtotal	13	194,025	(27,234)	(68,650)	98,141	194,771	(27,234)	(63,714)	103,823

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$335,765	$(49,234)	$(68,650)	$217,881	$336,511	$(49,234)	$(63,714)	$223,563

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2012	$10,110
2013	9,820
2014	9,634
2015	8,976
2016	7,251

Sale of Intangible Asset

During the second quarter of 2012, the Company received proceeds of $1.7 million related to the buyout of a royalty agreement by a third party. The royalty agreement was recorded as an intangible asset. As a result of this transaction, the Company recorded a gain of $1.3 million in other (income) expense, net in its condensed consolidated statement of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility, due 2014	$34,700	$—
7.875% senior subordinated notes, due 2013	102,593	284,878
8.375% senior subordinated notes, due 2014 ($25.2 million outstanding principal amount as of December 31, 2011)	—	25,424
Term Loan B, due 2016 ($375.1 million and $356.2 million outstanding principal amount as of June 30, 2012 and December 31, 2011, respectively)	372,157	353,033
10.5% senior notes, due 2016	—	170,000
7% senior exchangeable notes, due 2017	86,250	—
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of June 30, 2012)	217,151	—
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of June 30, 2012 and December 31, 2011)	397,849	397,704
Other debt including capital leases	12,666	15,304
	1,223,366	1,246,343
Less current maturities	(13,261)	(8,809)
Long-term debt	$1,210,105	$1,237,534

The estimated fair value of the Company’s long-term debt was approximately $1.1 billion as of June 30, 2012 and December 31, 2011. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument.

As of June 30, 2012, the Company was in compliance with all debt agreement covenants.

Term Loan Add-On and Add-On Amendment

On June 8, 2012, the Company issued $65 million aggregate principal amount of additional term loans (the “Term Loan Add-On”) under its senior secured credit agreement, which includes a $170 million revolving credit facility due 2014 (the "2010 Revolving Credit Facility") and a $380 million term loan due 2016 (the "Term Loan B") (collectively with the Term Loan Add-On and 2010 Revolving Credit Facility, the “2010 Credit Facilities”). The Term Loan Add-On was issued at a discount of approximately $0.7 million. Concurrently with the Term Loan Add-On, the Company amended the 2010 Credit Facilities (the “Add-On Amendment”) to allow for the repurchase of up to $135 million of its 7.875% senior subordinated notes due 2013 (the “7.875% Notes”), subject to maintaining certain liquidity thresholds and other customary conditions. The Company capitalized debt issuance costs of $1.8 million, which will be amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.0 million for the Add-On Amendment, of which $1.1 million was capitalized and will be amortized over the remaining life of the 2010 Credit Facilities. Additionally, the interest rate margin for all loans under the 2010 Credit Facilities increased to (i) 5.125% from 4.75% per annum for London Interbank Offered Rate (“LIBOR”) based loans and to (ii) 4.125% from 3.75% per annum for prime rate loans. The Add-On Amendment also delayed a step down in the maximum first lien leverage ratio covenant to 2.25x from 2.50x until the first quarter of 2013. Proceeds from the Term Loan Add-On were initially used to repay outstanding revolving credit borrowings and to pay related fees and expenses, which will provide capacity under the 2010 Revolving Credit Facility to repurchase the 7.875% Notes.

11.5% Senior Notes

On March 28, 2012, the Company issued $225 million aggregate principal amount of 11.5% senior notes due 2017 (the “11.5% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $7.8 million remains unamortized as of June 30, 2012. The 11.5% Notes were issued pursuant to an indenture (the “11.5% Indenture”) among the Company, certain subsidiary

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 11.5% Notes, semi-annually, in cash in arrears, on May 15 and November 15 of each year commencing May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100% to approximately 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. The Company may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11.5% Notes has the right to require the Company to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Company's subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill its registration rights obligations, on May 10, 2012, the Company launched a registered exchange offer (the "Exchange Offer") to exchange any and all of its unregistered 11.5% Notes for publicly tradeable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes. The Exchange Offer expired on June 18, 2012.

7% Senior Exchangeable Notes

Concurrently with the 11.5% Notes, the Company issued $86.3 million aggregate principal amount of senior exchangeable notes due 2017 (the “7% Notes”) that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture (the “7% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its North American subsidiaries. As such, the 7% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may not redeem the notes at its option. Upon a fundamental change, as defined in the 7% Indenture, holders of 7% Notes may require the Company to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

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

2012 Refinancing

Net proceeds of the 11.5% Notes and 7% Notes together with borrowings under the Company's 2010 Revolving Credit Facility were used to fund the cash tender offers for any and all of the Company's 8.375% senior subordinated notes due 2014 (the “8.375% Notes”) and 10.5% senior notes due 2016 (the “10.5% Notes”), plus $45 million aggregate principal amount of the Company's 7.875% Notes and to repurchase an additional $73.4 million of 7.875% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses (collectively the “2012 Refinancing”). In connection with the issuance of the 11.5% Notes and the 7% Notes, the Company capitalized debt issuance costs of $6.0 million and $3.0 million, respectively, all of which will be amortized over the life of the 11.5% Notes and the 7% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012 Amended Credit Facilities

In February of 2012, the Company amended the 2010 Credit Facilities (the “2012 Amendment”) to increase its restricted dispositions basket in connection with the sale of the Documents Group. The 2012 Amendment required that 25% of net proceeds be used to repay the Term Loan B and requires that the remaining amount be used to reinvest in the business or refinance certain existing debt. On February 14, 2012, the Company repaid $9.5 million of the Term Loan B in connection with this provision. The 2012 Amendment required the Company to repay unsecured and second lien debt in an amount equal to 75% of the net proceeds. In connection with the 2012 Amendment, the Company paid $1.7 million to consenting lenders and related fees, which are included in discontinued operations in the condensed consolidated statement of operations.

Effective March 5, 2012, the Company increased its borrowing capacity under the 2010 Revolving Credit Facility to $170 million from $150 million as a result of receiving an additional commitment, as permitted under the 2010 Credit Facilities. On March 9, 2012, the Company repaid $34.7 million of its Term Loan B as part of its required excess cash flow payment.

Extinguishments

In the second quarter of 2012, the Company purchased in the open market approximately $50.0 million of its 7.875% Notes and retired them for $49.5 million plus accrued and unpaid interest. In connection with the retirement, the Company recorded a gain on early extinguishment of debt of $0.3 million, which includes the write-off of $0.1 million of unamortized debt issuance costs. The Company expects to continue to repurchase the 7.875% Notes throughout the remainder of this year and into 2013. Since June 30, 2012, the Company purchased an additional $4.1 million of 7.875% Notes and retired them for $4.1 million plus accrued and unpaid interest.

In connection with the 2012 Refinancing, the Company incurred a loss on early extinguishment of debt of $12.7 million, of which $9.6 million related to tender and consent fees paid to consenting lenders of its 7.875% Notes, 10.5% Notes and 8.375% Notes and $3.1 million relates to the write-off of previously unamortized debt issuance costs.

In the first quarter of 2012, and prior to the 2012 Refinancing, the Company purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of its 7.875% Notes, 10.5% Notes and 8.375% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest.  In connection with the retirement of these 7.875% Notes, 10.5% Notes and 8.375% Notes, the Company recorded a gain on early extinguishment of debt of approximately $2.1 million, which includes the write-off of $0.1 million of unamortized debt issuance costs.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The table below presents the carrying value and fair value of these assets and liabilities of the Company as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$14,067	$14,067	$17,753	$17,753
Accounts receivable, net	263,168	263,168	288,483	288,483
Current maturities of long-term debt	13,261	13,261	8,809	8,809
Accounts payable	170,498	170,498	186,648	186,648

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

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$517	$369	$1,034	$657
Interest cost	3,633	3,773	7,266	7,543
Expected return on plan assets	(4,258)	(4,092)	(8,516)	(8,181)
Net amortization and deferral	(1)	(1)	(2)	(2)
Recognized net actuarial loss	1,628	316	3,256	632
Net periodic expense	$1,519	$365	$3,038	$649

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s other postretirement plans in each of the three months ended June 30, 2012 and July 2, 2011, and $0.4 million in each of the six months ended June 30, 2012 and July 2, 2011.

For the six months ended June 30, 2012, the Company made contributions of $8.8 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $10.6 million to its pension plans and other postretirement plans for the remainder of 2012.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first six months of 2012. The only changes to the Company’s stock-based compensation awards from the amounts presented as of December 31, 2011 were the vesting of 162,500 and 432,334 restricted stock units ("RSUs") of the Company’s common stock and the cancellation or forfeiture of 84,330 and 159,330 stock options and 2,500 and 20,000 RSUs for the three and six months ended June 30, 2012, respectively.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $1.4 million and $3.0 million for the three and six months ended June 30, 2012, respectively, and $2.5 million and $5.0 million for the three and six months ended July 2, 2011, respectively.

As of June 30, 2012, there was approximately $7.3 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.0 years.

12. Restructuring, Impairment and Other Charges
2012 Plan

In the first quarter of 2012, the Company announced the closure and consolidation of a print plant into its existing print operations. Additionally, the Company began implementing a cost savings initiative (collectively with the print plant closure and consolidation, the “2012 Plan”). The cost saving initiative is primarily focused on the Company's print and envelope segment and corporate expenses. This initiative will focus on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions of approximately 500 employees. The Company expects to be substantially complete with the 2012 Plan by the end of 2012.

EPG Integration Plan
Upon the completion of the EPG acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations (the “EPG Plan”). Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of four manufacturing facilities into the Company's existing operations and the elimination of duplicative headcount. The Company anticipates that the integration of EPG will be completed in 2012 and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.
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

2012 Activity

Restructuring, impairment and other charges for the three months ended June 30, 2012 were as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2012 Plan	$855	$345	$417	$336	$—	$1,027	$2,980
Residual Plans	280	—	39	134	74	430	957
Acquisition Integration Plans	181	32	7	20	—	94	334
Total Print and Envelope	1,316	377	463	490	74	1,551	4,271
Label and Packaging
2012 Plan	28	—	—	—	—	—	28
Residual Plans	161	—	—	(138)	—	4	27
Acquisition Integration Plans	—	—	—	—	—	—	—
Total Label and Packaging	189	—	—	(138)	—	4	55
Corporate
Residual Plans	—	—	—	—	—	28	28
Total Corporate	—	—	—	—	—	28	28
Total Restructuring, Impairment and Other Charges	$1,505	$377	$463	$352	$74	$1,583	$4,354

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring, impairment and other charges for the six months ended June 30, 2012 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2012 Plan	$2,244	$6,634	$512	$336	$5,400	$1,071	$16,197
Residual Plans	339	—	39	214	(482)	857	967
Acquisition Integration Plans	296	32	45	51	—	169	593
Total Print and Envelope	2,879	6,666	596	601	4,918	2,097	17,757
Label and Packaging
2012 Plan	77	—	6	—	—	11	94
Residual Plans	356	—	—	52	—	4	412
Acquisition Integration Plans	—	—	(4)	—	—	—	(4)
Total Label and Packaging	433	—	2	52	—	15	502
Corporate
Residual Plans	—	—	—	—	—	117	117
Total Corporate	—	—	—	—	—	117	117
Total Restructuring, Impairment and Other Charges	$3,312	$6,666	$598	$653	$4,918	$2,229	$18,376

2011 Activity

Restructuring, impairment and other charges for the three months ended July 2, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
Residual Plans	$525	$965	$157	$498	$—	$782	$2,927
Acquisition Integration Plans	857	507	720	8	—	145	2,237
Total Print and Envelope	1,382	1,472	877	506	—	927	5,164
Label and Packaging
Residual Plans	227	—	—	(190)	—	—	37
Acquisition Integration Plans	—	87	76	2	—	55	220
Total Label and Packaging	227	87	76	(188)	—	55	257
Corporate
Residual Plans	—	—	—	11	—	33	44
Total Corporate	—	—	—	11	—	33	44
Total Restructuring, Impairment and Other Charges	$1,609	$1,559	$953	$329	$—	$1,015	$5,465

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring, impairment and other charges for the six months ended July 2, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
Residual Plans	$391	$1,901	$553	$1,064	$—	$1,664	$5,573
Acquisition Integration Plans	1,056	507	1,017	8	—	170	2,758
Total Print and Envelope	1,447	2,408	1,570	1,072	—	1,834	8,331
Label and Packaging
Residual Plans	591	—	—	(181)	—	(28)	382
Acquisition Integration Plans	53	130	76	6	—	175	440
Total Label and Packaging	644	130	76	(175)	—	147	822
Corporate
Residual Plans	—	—	—	74	—	65	139
Total Corporate	—	—	—	74	—	65	139
Total Restructuring, Impairment and Other Charges	$2,091	$2,538	$1,646	$971	$—	$2,046	$9,292

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2012 Plan
Balance as of December 31, 2011	$—	$—	$—	$—	$—
Accruals, net	2,321	336	5,400	1,600	9,657
Payments	(1,764)	(33)	—	(1,600)	(3,397)
Balance as of June 30, 2012	$557	$303	$5,400	$—	$6,260

Residual Plans
Balance as of December 31, 2011	$1,071	$3,804	$22,538	$—	$27,413
Accruals, net	695	266	(482)	1,017	1,496
Payments	(1,201)	(1,428)	(1,257)	(1,017)	(4,903)
Balance as of June 30, 2012	$565	$2,642	$20,799	$—	$24,006

Acquisition Integration Plans
Balance as of December 31, 2011	$492	$1,346	$—	$—	$1,838
Accruals, net	296	51	—	210	557
Payments	(661)	(242)	—	(210)	(1,113)
Balance as of June 30, 2012	$127	$1,155	$—	$—	$1,282

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if the 7% Notes are exchanged for common stock and stock options and RSUs to issue common stock were exercised under the treasury stock method. For the six months ended June 30, 2012 and July 2, 2011, the effect of approximately 26,133,813 and 6,008,059, respectively, related to the 7% Notes, stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator for basic and diluted loss per share:
Income (loss) from continuing operations	$38	$(1,552)	$(22,546)	$(539)
(Loss) income from discontinued operations, net of taxes	(439)	1,926	(5,073)	3,697
Net (loss) income	$(401)	$374	$(27,619)	$3,158
Denominator for weighted average common shares outstanding:
Basic shares	63,476	62,862	63,441	62,802
Dilutive effect of equity awards	—	—	—	—
Diluted shares	63,476	62,862	63,441	62,802

Income (loss) per share – basic:
Continuing operations	$—	$(0.02)	$(0.36)	$(0.01)
Discontinued operations	(0.01)	0.03	(0.08)	0.06
Net (loss) income	$(0.01)	$0.01	$(0.44)	$0.05

Income (loss) per share – diluted:
Continuing operations	$—	$(0.02)	$(0.36)	$(0.01)
Discontinued operations	(0.01)	0.03	(0.08)	0.06
Net (loss) income	$(0.01)	$0.01	$(0.44)	$0.05

14. Segment Information

In the first quarter of 2012, the Company realigned its reportable segments as a result of the sale of the Discontinued Operations combined with the realignment of management responsibilities and strategy. Previously, the Company reported its segments as envelopes, forms and labels and commercial printing. Beginning January 1, 2012, the Company realigned its segments into two complementary reportable segments - the print and envelope segment and the label and packaging segment. The print and envelope segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management; and direct mail offerings and custom and stock envelopes. The label and packaging segment specializes in the design, manufacturing and printing of labels such as, custom labels, overnight and packaging labels, pressure-sensitive prescription labels and high quality packaging offerings, full body shrink sleeves, and specialized folded carton packaging. Segment information for the three and six months ended July 2, 2011 has been reclassified to reflect the 2012 reportable segment presentation.

Operating income (loss) of each segment includes substantially all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fees, deferred tax assets and other assets.

The following tables present certain segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Print and envelope	$330,467	$360,136	$673,320	$723,545
Label and packaging	108,440	109,763	221,170	223,325
Total	$438,907	$469,899	$894,490	$946,870
Operating income:
Print and envelope	$24,454	$25,065	$34,075	$45,374
Label and packaging	12,668	12,804	24,871	23,292
Corporate	(8,149)	(11,607)	(15,734)	(23,129)
Total	$28,973	$26,262	$43,212	$45,537
Restructuring, impairment and other charges:
Print and envelope	$4,271	$5,164	$17,757	$8,331
Label and packaging	55	257	502	822
Corporate	28	44	117	139
Total	$4,354	$5,465	$18,376	$9,292
Net sales by product line:
Print	$159,350	$171,639	$323,475	$357,599
Envelope	171,117	188,497	349,845	365,946
Label	82,427	83,625	166,006	168,649
Packaging	26,013	26,138	55,164	54,676
Total	$438,907	$469,899	$894,490	$946,870
Intercompany sales:
Print and envelope to label and packaging	$1,908	$1,103	$3,514	$2,486
Label and packaging to print and envelope	1,723	1,599	3,122	2,258
Total	$3,631	$2,702	$6,636	$4,744

	June 30, 2012	December 31, 2011
Identifiable assets:
Print and envelope	$802,295	$867,329
Label and packaging	341,649	392,417
Corporate	130,252	125,842
Total	$1,274,196	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7.875% Notes and the 8.875% senior second lien notes due 2018 (the "8.875% Notes" and, collectively with the 7.875% Notes, the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and July 2, 2011.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,217	$551	$2,299	$—	$14,067
Accounts receivable, net	—	94,112	167,916	1,140	—	263,168
Inventories	—	58,286	72,696	120	—	131,102
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	49,515	11,444	3,860	—	64,819
Total current assets	—	253,968	252,607	7,419	(40,838)	473,156

Investment in subsidiaries	(407,521)	1,717,782	6,574	6,725	(1,323,560)	—
Property, plant and equipment, net	—	92,563	210,020	1,546	—	304,129
Goodwill	—	29,540	155,681	5,934	—	191,155
Other intangible assets, net	—	6,828	209,044	2,009	—	217,881
Other assets, net	—	125,713	(39,502)	1,664	—	87,875
Total assets	$(407,521)	$2,226,394	$794,424	$25,297	$(1,364,398)	$1,274,196

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$8,500	$4,761	$—	$—	$13,261
Accounts payable	—	98,308	72,066	124	—	170,498
Accrued compensation and related liabilities	—	16,428	11,045	581	—	28,054
Other current liabilities	—	56,163	19,976	648	—	76,787
Intercompany payable (receivable)	—	1,084,257	(1,091,002)	6,745	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,263,656	(946,216)	11,998	(40,838)	288,600

Long-term debt	—	1,202,201	7,904	—	—	1,210,105
Other liabilities	—	168,058	14,954	—	—	183,012
Shareholders’ (deficit) equity	(407,521)	(407,521)	1,717,782	13,299	(1,323,560)	(407,521)
Total liabilities and shareholders’ (deficit) equity	$(407,521)	$2,226,394	$794,424	$25,297	$(1,364,398)	$1,274,196

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended June 30, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$172,094	$263,393	$3,420	$—	$438,907
Cost of sales	—	143,277	210,570	3,501	—	357,348
Selling, general and administrative expenses	—	25,717	19,735	194	—	45,646
Amortization of intangible assets	—	137	2,315	134	—	2,586
Restructuring, impairment and other charges	—	1,370	2,956	28	—	4,354
Operating income (loss)	—	1,593	27,817	(437)	—	28,973
Interest expense, net	—	28,648	155	(7)	—	28,796
Intercompany interest expense (income)	—	(415)	391	24	—	—
Loss on early extinguishment of debt, net	—	785	—	—	—	785
Other (income) expense, net	—	(839)	87	(364)	—	(1,116)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(26,586)	27,184	(90)	—	508
Income tax expense (benefit)	—	1,124	(615)	(39)	—	470
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(27,710)	27,799	(51)	—	38
Equity in income of unconsolidated subsidiaries	(401)	27,682	(51)	—	(27,230)	—
Income (loss) from continuing operations	(401)	(28)	27,748	(51)	(27,230)	38
Loss from discontinued operations, net of taxes	—	(373)	(66)	—	—	(439)
Net (loss) income	(401)	(401)	27,682	(51)	(27,230)	(401)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	(2,202)	(2,202)	(2,284)	—	6,688	—
Currency translation adjustment	—	—	82	(2,284)	—	(2,202)
Comprehensive (loss) income	$(2,603)	$(2,603)	$25,480	$(2,335)	$(20,542)	$(2,603)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the six months ended June 30, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$356,051	$530,716	$7,723	$—	$894,490
Cost of sales	—	297,434	427,976	6,941	—	732,351
Selling, general and administrative expenses	—	52,726	42,215	401	—	95,342
Amortization of intangible assets	—	307	4,634	268	—	5,209
Restructuring, impairment and other charges	—	1,526	16,756	94	—	18,376
Operating income	—	4,058	39,135	19	—	43,212
Interest expense, net	—	56,334	321	(7)	—	56,648
Intercompany interest expense (income)	—	(688)	639	49	—	—
Loss on early extinguishment of debt, net	—	11,414	—	—	—	11,414
Other (income) expense, net	—	(620)	26	(224)	—	(818)
(Loss) income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(62,382)	38,149	201	—	(24,032)
Income tax (benefit) expense	—	(3,145)	1,698	(39)	—	(1,486)
(Loss) income from continuing operations before equity in income of unconsolidated subsidiaries	—	(59,237)	36,451	240	—	(22,546)
Equity in income of unconsolidated subsidiaries	(27,619)	29,196	240	—	(1,817)	—
(Loss) income from continuing operations	(27,619)	(30,041)	36,691	240	(1,817)	(22,546)
(Loss) income from discontinued operations, net of taxes	—	2,422	(7,495)	—	—	(5,073)
Net (loss) income	(27,619)	(27,619)	29,196	240	(1,817)	(27,619)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	(758)	(758)	(1,065)	—	2,581	—
Currency translation adjustment	—	—	307	(1,065)	—	(758)
Comprehensive (loss) income	$(28,377)	$(28,377)	$28,438	$(825)	$764	$(28,377)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 30, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$2,993	$(52,135)	$65,707	$(28)	$—	$16,537
Net cash used in operating activities of discontinued operations	—	(1,616)	(2,934)	—	—	(4,550)
Net cash provided by (used in)operating activities	2,993	(53,751)	62,773	(28)	—	11,987
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(644)	—	—	—	(644)
Capital expenditures	—	(5,362)	(5,849)	(117)	—	(11,328)
Proceeds from sale of property, plant and equipment	—	32	1,916	—	—	1,948
Proceeds from sale of intangible assets	—	1,700	—	—	—	1,700
Net cash used in investing activities of continuing operations	—	(4,274)	(3,933)	(117)	—	(8,324)
Net cash provided by investing activities of discontinued operations	—	16,414	23,507	—	—	39,921
Net cash provided by (used in) investing activities	—	12,140	19,574	(117)	—	31,597
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(180,139)	—	—	—	(180,139)
Borrowings (Repayment) of Term Loan B due 2016	—	18,948	—	—	—	18,948
Repayment of 8.375% senior subordinated notes	—	(24,787)	—	—	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	—	(32,335)	—	—	—	(32,335)
Repayments of other long-term debt	—	(308)	(2,331)	—	—	(2,639)
Retirement of common stock upon vesting of RSUs	(434)	—	—	—	—	(434)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
Borrowings under revolving credit facility, net	—	34,700	—	—	—	34,700
Intercompany advances	(2,559)	80,993	(79,373)	939	—	—
Net cash (used in) provided by financing activities of continuing operations	(2,993)	38,447	(81,704)	939	—	(45,311)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(2,993)	36,795	(81,704)	939	—	(46,963)
Effect of exchange rate changes on cash and cash equivalents	—	—	(372)	65	—	(307)
Net increase (decrease) in cash and cash equivalents	—	(4,816)	271	859	—	(3,686)
Cash and cash equivalents at beginning of period	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of period	$—	$11,217	$551	$2,299	$—	$14,067

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,033	$280	$1,440	$—	$17,753
Accounts receivable, net	—	113,368	174,003	1,112	—	288,483
Inventories	—	63,234	70,434	128	—	133,796
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	57,967	10,953	3,822	—	72,742
Assets of discontinued operations - current	—	9,455	13,501	—	—	22,956
Total current assets	—	300,895	269,171	6,502	(40,838)	535,730

Investment in subsidiaries	(381,704)	1,681,084	7,399	6,725	(1,313,504)	—
Property, plant and equipment, net	—	96,680	229,932	1,955	—	328,567
Goodwill	—	29,244	155,361	6,217	—	190,822
Other intangible assets, net	—	6,785	214,435	2,343	—	223,563
Other assets, net	—	107,286	(29,400)	1,604	—	79,490
Assets of discontinued operations - long-term	—	5,717	21,699	—	—	27,416
Total assets	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,109	$4,700	$—	$—	$8,809
Accounts payable	—	94,503	91,311	834	—	186,648
Accrued compensation and related liabilities	—	26,173	12,760	222	—	39,155
Other current liabilities	—	72,813	22,634	460	—	95,907
Liabilities of discontinued operations - current	—	2,492	2,854	—	—	5,346
Intercompany payable (receivable)	—	1,005,396	(1,011,202)	5,806	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,205,486	(840,005)	11,222	(40,838)	335,865

Long-term debt	—	1,227,238	10,296	—	—	1,237,534
Other liabilities	—	175,088	10,331	—	—	185,419
Liabilities of discontinued operations - long-term	—	1,583	6,891	—	—	8,474
Shareholders’ (deficit) equity	(381,704)	(381,704)	1,681,084	14,124	(1,313,504)	(381,704)
Total liabilities and shareholders’ (deficit) equity	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended July 2, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$168,199	$296,642	$5,058	$—	$469,899
Cost of sales	—	138,543	239,682	4,452	—	382,677
Selling, general and administrative expenses	—	28,140	24,485	278	—	52,903
Amortization of intangible assets	—	101	2,357	134	—	2,592
Restructuring, impairment and other charges	—	2,529	2,932	4	—	5,465
Operating income (loss)	—	(1,114)	27,186	190	—	26,262
Gain on bargain purchase	—	(540)	—	—	—	(540)
Interest expense, net	—	29,220	200	(8)	—	29,412
Intercompany interest expense (income)	—	(316)	242	74	—	—
Other (income) expense, net	—	(69)	255	(38)	—	148
(Loss) income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(29,409)	26,489	162	—	(2,758)
Income tax (benefit) expense	—	(1,581)	310	65	—	(1,206)
(Loss) income from continuing operations before equity in income of unconsolidated subsidiaries	—	(27,828)	26,179	97	—	(1,552)
Equity in income of unconsolidated subsidiaries	374	27,603	97	—	(28,074)	—
(Loss) income from continuing operations	374	(225)	26,276	97	(28,074)	(1,552)
Income from discontinued operations, net of taxes	—	599	1,327	—	—	1,926
Net income (loss)	374	374	27,603	97	(28,074)	374
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	856	169	(43)	—	(982)	—
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	687	—	—	—	687
Currency translation adjustment	—	—	212	(43)	—	169
Comprehensive income (loss)	$1,230	$1,230	$27,772	$54	$(29,056)	$1,230

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the six months ended July 2, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$343,267	$591,930	$11,673	$—	$946,870
Cost of sales	—	285,983	480,481	8,925	—	775,389
Selling, general and administrative expenses	—	60,254	50,672	560	—	111,486
Amortization of intangible assets	—	201	4,697	268	—	5,166
Restructuring, impairment and other charges	—	4,876	4,412	4	—	9,292
Operating income (loss)	—	(8,047)	51,668	1,916	—	45,537
Gain on bargain purchase	—	(11,079)	—	—	—	(11,079)
Interest expense, net	—	59,232	428	(31)	—	59,629
Intercompany interest expense (income)	—	(627)	498	129	—	—
Other (income) expense, net	—	(423)	753	7	—	337
(Loss) income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(55,150)	49,989	1,811	—	(3,350)
Income tax (benefit) expense	—	874	(3,999)	314	—	(2,811)
(Loss) income from continuing operations before equity in income of unconsolidated subsidiaries	—	(56,024)	53,988	1,497	—	(539)
Equity in income of unconsolidated subsidiaries	3,158	58,158	1,497	—	(62,813)	—
(Loss) income from continuing operations	3,158	2,134	55,485	1,497	(62,813)	(539)
Income (loss) from discontinued operations, net of taxes	—	1,024	2,673	—	—	3,697
Net income (loss)	3,158	3,158	58,158	1,497	(62,813)	3,158
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	3,193	1,401	47	—	(4,641)	—
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,792	—	—	—	1,792
Currency translation adjustment	—	—	1,354	47	—	1,401
Comprehensive income (loss)	$6,351	$6,351	$59,559	$1,544	$(67,454)	$6,351

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended July 2, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$5,018	$(64,144)	$68,203	$(1,347)	$—	$7,730
Net cash provided by operating activities of discontinued operations	—	1,322	2,797	—	—	4,119
Net cash provided by (used in) operating activities	5,018	(62,822)	71,000	(1,347)	—	11,849
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(54,784)	—	—	—	(54,784)
Capital expenditures	—	(4,936)	(2,726)	(538)	—	(8,200)
Proceeds from sale of property, plant and equipment	—	1,163	9,701	—	—	10,864
Net cash (used in) provided by investing activities of continuing operations	—	(58,557)	6,975	(538)	—	(52,120)
Net cash used in investing activities of discontinued operations	—	(347)	—	—	—	(347)
Net cash (used in) provided by investing activities	—	(58,904)	6,975	(538)	—	(52,467)
Cash flows from financing activities:
Borrowings (Repayment) of Term Loan B due 2016	—	(1,900)	—	—	—	(1,900)
Repayments of other long-term debt	—	75	(3,631)	—	—	(3,556)
Purchase and retirement of common stock upon vesting of RSUs	(496)	—	—	—	—	(496)
Borrowings under revolving credit facility, net	—	8,200	—	—	—	8,200
Proceeds from exercise of stock options	318	—	—	—	—	318
Intercompany advances	(4,840)	75,473	(74,875)	4,242	—	—
Net cash provided by (used in) financing activities	(5,018)	81,848	(78,506)	4,242	—	2,566
Effect of exchange rate changes on cash and cash equivalents	—	—	(34)	(34)	—	(68)
Net increase (decrease) in cash and cash equivalents	—	(39,878)	(565)	2,323	—	(38,120)
Cash and cash equivalents at beginning of period	—	46,882	1,010	1,864	—	49,756
Cash and cash equivalents at end of period	$—	$7,004	$445	$4,187	$—	$11,636

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we refer to as our 2011 Form 10-K. Item 7 of our 2011 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of June 30, 2012.

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

Print and Envelope. We are one of the leading commercial printers in North America and the largest envelope manufacturer. In August 2011, we added to our print and envelope business with the acquisition of Nesbitt Graphics, Inc., which we refer to as Nesbitt. In February 2011, we added to our print and envelope business with the acquisition of MeadWestvaco Corporation’s Envelope Product Group, which we refer to as EPG. Our print and envelope segment represents approximately 75.3% of our net sales for each of the three and six months ended June 30, 2012.

Our print and envelope segment serves customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  This segment primarily caters to the consumer products, financial services, travel and leisure and telecommunications industries. We offer direct mail products used for customer solicitations and custom envelopes used for billing and remittance by end users including banks, brokerage firms and insurance and credit card companies. We produce a broad line of specialty and stock envelopes that are sold through wholesalers, distributors, contract stationers, national catalogs for the office product markets and office product superstores. We provide a wide array of print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses, digital printing and content management. The broad selection of print products we produce includes annual reports, car brochures, direct mail products, advertising literature, corporate identity materials and brand marketing materials.  Our content management business offers complete solutions, including editing, content processing, content management, electronic peer review, production, distribution and reprint marketing.

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 24.7% of our net sales for each of the three and six months ended June 30, 2012.

Our label and packaging segment serves customers ranging from multinational, national, middle market and small companies serving niche markets and resale customers. We print a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. We also produce pressure-sensitive prescription labels for the retail pharmacy chain market. We produce premium high quality promotional packaging offerings including, folded carton, and full body shrink sleeves. Our primary customers for our specialty packaging products are pharmaceutical, apparel, tobacco, neutraceutical and other large multinational consumer product companies.

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and six months ended June 30, 2012 and July 2, 2011 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the six months ended July 2, 2011 include the operating results of EPG for less than a full six months. Our results for the three and six months ended July 2, 2011 do not include the operating results of Nesbitt.

Market Conditions

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

2012 Overview

During the first six months of 2012, our print and envelope operations have focused on completing the integration of EPG into our existing operations, mitigating the decline in direct mail sales due to our financial institution customers decreased demand for customer solicitations and mitigating the decline in our publisher services group revenue due to the decline in the circulation of journals and periodicals. We believe we will complete the integration of EPG into our existing operations by the end of 2012 and our efforts to mitigate sales declines have resulted in sales opportunities that should partly offset the decline in sales volumes attributable to direct mail and journals and periodicals.

During the first six months of 2012, our label and packaging operations have focused on enhancing our e-commerce customer solutions, enhancing our long-run labels business with a focus on prime label capabilities and aligning our operating platform subsequent to the divestiture of two product lines in early 2012. We believe these efforts will provide greater sales opportunities for these businesses and provide focus on our growth business lines.

In addition to the operations focus noted above, we have been focused on our 2013 debt maturity. To date, we have refinanced or paid down approximately 70% of this tranche and, most recently, gained additional flexibility with an amendment of our senior secured credit facility that will significantly reduce our excess cash flow sweep requirement due in early 2013. This amendment will allow us to use our cash flow generation for the next twelve months towards ensuring we repay the remaining

$98.5 million. We began the year with a planned approach to eliminate this debt maturity and, to date, we have executed certain steps within that plan. For further discussion related our capital structure and activities taken in 2012 to address our 2013 debt maturity, see the long-term debt section below.

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

A summary of our condensed consolidated statements of operations is presented below.  The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the three and six month periods ended June 30, 2012 and July 2, 2011 each consisted of 13 weeks and 26 weeks, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$438,907	$469,899	$894,490	$946,870
Operating income:
Print and envelope	$24,454	$25,065	$34,075	$45,374
Label and packaging	12,668	12,804	24,871	23,292
Corporate	(8,149)	(11,607)	(15,734)	(23,129)
Total operating income	28,973	26,262	43,212	45,537
Gain on bargain purchase	—	(540)	—	(11,079)
Interest expense, net	28,796	29,412	56,648	59,629
Loss on early extinguishment of debt, net	785	—	11,414	—
Other (income) expense, net	(1,116)	148	(818)	337
Income (loss) from continuing operations before income taxes	508	(2,758)	(24,032)	(3,350)
Income tax expense (benefit)	470	(1,206)	(1,486)	(2,811)
Income (loss) income from continuing operations	38	(1,552)	(22,546)	(539)
(Loss) income from discontinued operations, net of taxes	(439)	1,926	(5,073)	3,697
Net (loss) income	$(401)	$374	$(27,619)	$3,158
Income (loss) per share—basic and diluted:
Continuing operations	$—	$(0.02)	$(0.36)	$(0.01)
Discontinued operations	(0.01)	0.03	(0.08)	0.06
Net (loss) income	$(0.01)	$0.01	$(0.44)	$0.05

Net Sales

Net sales decreased $31.0 million, or 6.6%, in the second quarter of 2012, as compared to the second quarter of 2011, primarily due to lower sales from our print and envelope segment of $29.7 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales decreased $52.4 million, or 5.5%, in the first six months of 2012, as compared to the first six months of 2011, due to lower sales from our print and envelope segment of $50.2 million and our label and packaging segment of $2.2 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $2.7 million, or 10.3%, in the second quarter of 2012, as compared to the second quarter of 2011. This increase was primarily due to lower corporate expenses of $3.5 million, partially offset by decreases from our print and envelope segment of $0.6 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income decreased $2.3 million, or 5.1%, in the first six months of 2012, as compared to the first six months of 2011. This decrease was primarily due to decreases from our print and envelope segment of $11.3 million, partially offset by lower corporate expenses of $7.4 million and increases in operating income from our label and packaging segment of $1.6 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During the second quarter and first six months of 2011, in connection with the acquisition of EPG, we recognized a preliminary bargain purchase gain of approximately $0.5 million and $11.1 million, respectively.

Interest Expense

Interest expense decreased $0.6 million to $28.8 million in the second quarter of 2012, as compared to $29.4 million in the second quarter of 2011. The decrease is primarily due to the lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations offset in part by an increase in interest expense due to our refinancing activities in 2012. Interest expense in the second quarter of 2012 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.2%, as compared to average outstanding debt of $1.4 billion and a weighted average interest rate of 7.9% in the second quarter of 2011. We expect higher interest expense in 2012, as compared to 2011, largely due to our 2012 refinancing activities.

Interest expense decreased $3.0 million to $56.6 million in the first six months of 2012, as compared to $59.6 million in the first six months of 2011. The decrease is primarily due to (i) the lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and the proceeds from the sale of the Discontinued Operations, and (ii) lower weighted average interest rates primarily from the expiration of higher cost interest rate swaps in the first six months of 2011. The decrease was offset in part by higher interest expense as a result of our refinancing activities in 2012. Interest expense in the first six months of 2012 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.1%, as compared to average outstanding debt of $1.4 billion and a weighted average interest rate of 8.0% in the first six months of 2011.

Loss on Early Extinguishment of Debt

During the second quarter of 2012, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $1.1 million, of which $0.9 million relates to tender and consent fees paid to consenting lenders and $0.2 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment is partially offset by the gains on early extinguishment of debt of $0.3 million related to the repurchase of $50.0 million of our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes, plus accrued and unpaid interest thereon.

During the first six months of 2012, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $13.8 million, of which $10.7 million relates to tender and consent fees paid to consenting lenders, $3.3 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment is partially offset by the gains on early extinguishment of debt of $2.4 million related to the repurchase of $182.3 million of our 7.875% Notes, $170.0 million of our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes, and $25.4 million of our 8.375% senior subordinated notes due 2014, which we refer to as the 8.375% Notes plus accrued and unpaid interest thereon.

Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)		(in thousands)
Income tax expense (benefit) from U.S. operations	$204	$(1,693)	$(1,919)	$(3,987)
Income tax expense from foreign operations	266	487	433	1,176
Income tax expense (benefit)	$470	$(1,206)	$(1,486)	$(2,811)
Effective income tax rate	92.5%	43.7%	6.2%	83.9%

In the second quarter of 2012, we had an income tax expense of $0.5 million, compared to an income tax benefit of $1.2 million in the second quarter of 2011. The tax expense for the second quarter of 2012 and the income tax benefit for the second quarter of 2011, primarily related to income taxes on our domestic operations. Our effective tax rate in the second quarter of 2012 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the quarter ended July 2, 2011 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

In the first six months of 2012, we had an income tax benefit of $1.5 million, compared to an income tax benefit of $2.8 million in the first six months of 2011. The tax benefit for both periods primarily related to income tax benefits from taxes on our domestic operations. Our effective tax rate in the first six months of 2012 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. The income tax benefit for the first six months of 2011 was substantially offset by income tax expense of $4.3 million related to our bargain purchase gain in connection with the acquisition of EPG. Our effective tax rate in the six months ended July 2, 2011 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of June 30, 2012, the total valuation allowance on our net U.S. deferred tax assets was approximately $21.5 million.

(Loss) Income from Discontinued Operations, net of taxes
(Loss) income from discontinued operations represents the results of operations, including tax effects of our Discontinued Operations. The results for the second quarter of 2012 include the loss on sale of our Discontinued Operations of $0.3 million, net of a tax benefit of $0.2 million. Loss from discontinued operations of $0.2 million, net of a tax benefit of $0.1 million for the second quarter of 2012.
The results for the first six months of 2012 include the loss on sale of our Discontinued Operations of $5.3 million, net of a tax benefit of $3.4 million. Income from discontinued operations of $0.3 million, net of taxes of $0.2 million for the first six months of 2012, include the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income.

Print and Envelope

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)		(in thousands)
Segment net sales	$330,467	$360,136	$673,320	$723,545
Segment operating income	$24,454	$25,065	$34,075	$45,374
Operating income margin	7.4%	7.0%	5.1%	6.3%
Restructuring, impairment and other charges	$4,271	$5,164	$17,757	$8,331

Segment Net Sales

Segment net sales for our print and envelope segment decreased $29.7 million, or 8.2%, in the second quarter of 2012, as compared to the second quarter of 2011. Net sales for our envelope operations decreased $17.4 million primarily due to: (i) lower sales volumes from our direct mail customers, primarily financial institutions, related to lower demand for customer solicitations and (ii) lower sales volumes from our office product and our journals and periodical customers due to our decision to exit lower margin business. These decreases in our envelope net sales were offset slightly by higher sales due to our ability to pass along material price increases to our customers. Net sales for our commercial printing operations declined $12.3 million, primarily due to: (i) lower sales volumes due to the closure and consolidation of a print plant into our existing operations and continued declines in the circulation of journals and periodicals, and (ii) lower sales due to price pressures that continue to exist within the print industry.

Segment net sales for our print and envelope segment decreased $50.2 million, or 6.9%, in the first six months of 2012, as compared to the first six months of 2011. Net sales for our commercial printing operations declined $34.1 million, primarily due to: (i) lower sales volumes due to the closure and consolidation of a print plant into our existing operations, customer product launches that occurred in the first six months of 2011, but did not repeat in the first six months of 2012 and continued declines in the circulation of journals and periodicals, and (ii) lower sales due to price pressures that continue to exist within the print industry. Net sales of our envelope operations decreased $16.1 million primarily due to: (i) lower sales volumes from our direct mail customers, primarily financial institutions, related to lower demand for customer solicitations and (ii) lower sales volumes from our office product and our journals and periodical customers due to our decision to exit certain lower margin business. These decreases in our envelope net sales were offset by: (i) higher sales from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results for a full six months in 2011, and (ii) higher sales due to our ability to pass along material price increases to our customers.

Segment Operating Income

Segment operating income for our print and envelope segment decreased $0.6 million, or 2.4%, in the second quarter of 2012, as compared to the second quarter of 2011. This decrease was primarily due to lower gross margins of $4.9 million, primarily due to increased pension expense, lower byproduct recoveries and continued price pressures, substantially offset by: (i) lower selling, general and administrative expenses of $3.4 million, primarily due to lower commission expense and a lower cost structure due to the integration of EPG into our existing envelope operations, and (ii) lower restructuring, impairment and other charges of $0.9 million.

Segment operating income for our print and envelope segment decreased $11.3 million, or 24.9%, in the first six months of 2012, as compared to the first six months of 2011. This decrease was primarily due to: (i) lower gross margins of $10.9 million, primarily due to increased pension expense, lower byproduct recoveries and continued price pressures, and (ii) higher restructuring, impairment and other charges of $9.4 million, primarily due to the closure and consolidation of a print plant into our existing print operations. These decreases were offset in part by lower selling, general and administrative expenses of $9.0 million, primarily due to lower commission expense and a lower cost structure due to the integration of EPG into our existing envelope operations.

Label and Packaging

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)		(in thousands)
Segment net sales	$108,440	$109,763	$221,170	$223,325
Segment operating income	$12,668	$12,804	$24,871	$23,292
Operating income margin	11.7%	11.7%	11.2%	10.4%
Restructuring, impairment and other charges	$55	$257	$502	$822

Segment Net Sales

Segment net sales for our label and packaging segment decreased $1.3 million, or 1.2%, in the second quarter of 2012, as compared to the second quarter of 2011. Net sales from our label operations declined $1.2 million, primarily due to our decision to exit certain low margin business within our long-run label customer accounts, offset in part by increased sales from our custom label business, primarily due to initiatives taken to enhance our e-commerce solution for our customers. Net sales from our packaging operations decreased $0.1 million, primarily due to our decision to exit certain low margin customer accounts, offset in part by new sales opportunities and our ability to pass along material price increases to our customers.

Segment net sales for our label and packaging segment decreased $2.2 million, or 1.0%, in the first six months of 2012, as compared to the first six months of 2011. Net sales from our label operations declined $2.6 million, primarily due to our decision to exit certain low margin business within our long-run label customer accounts, offset in part by increased sales from our custom label business, primarily due to initiatives taken to enhance our e-commerce solution for our customers. Net sales from our packaging operations increased $0.5 million, primarily due to our ability to pass along material price increases to our customers, offset in part by lower sales due to our decision to exit certain low margin customer accounts.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $0.1 million, or 1.1%, in the second quarter of 2012, as compared to the second quarter of 2011. This decrease was primarily due to lower gross margins of $0.9 million due to increased pension expense in our labels operations, offset in part by increased gross margins in our packaging segment due to our decision to exit certain low margin customer accounts. This decrease was offset in part by: (i) lower selling, general and administrative expenses of $0.5 million due to cost savings initiatives executed in 2011, and (ii) lower restructuring, impairment and other charges of $0.2 million.

Segment operating income for our label and packaging segment increased $1.6 million, or 6.8%, in the first six months of 2012, as compared to the first six months of 2011. This increase was due to increased gross margins of $0.9 million, primarily due to increased margins in our packaging segment due to our decision to exit certain low margin customer accounts, offset by margin decline in our labels operations due to increased pension expense, (ii) lower selling, general and administrative expenses of $0.2 million due to cost savings initiatives executed in 2011, and (iii) lower restructuring, impairment and other charges of $0.3 million.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower by $3.5 million, or 29.8% in the second quarter of 2012, as compared to the second quarter of 2011, primarily due to lower compensation related expenses. Corporate expenses were lower by $7.4 million, or 32.0%, in the first six months of 2012, as compared to the first six months of 2011, primarily due to lower compensation related expenses.

Restructuring, Impairment and Other Charges

During the first six months of 2012, we announced the closure and consolidation of a print plant into our existing print operations. Additionally, we began implementing a cost savings initiative, which collectively with the print plant closure and consolidation, we refer to as the 2012 Plan. The cost saving initiative is primarily focused on our print and envelope segment and our corporate expenses. This initiative will focus on consolidation of office and warehouse space and other overhead cost elimination plans, including targeted headcount reductions of approximately 500 employees.

During the second quarter of 2012, as a result of the 2012 Plan, our EPG integration plan and our residual restructuring and cost savings actions, we incurred $4.4 million of restructuring, impairment and other charges, which included $1.5 million of employee separation costs, asset impairments, net of $0.4 million, equipment moving expenses of $0.5 million, lease termination expenses of $0.4 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $1.6 million. During the second quarter of 2011, as a result of our EPG integration plan and residual restructuring and cost savings actions, we incurred $5.5 million of restructuring, impairment and other charges, which included $1.6 million of employee separation costs, asset impairments, net of $1.6 million, equipment moving expenses of $1.0 million, lease termination expenses of $0.3 million and building clean-up and other expenses of $1.0 million.

During the first six months of 2012, as a result of the 2012 Plan, our EPG integration plan and our residual restructuring and cost savings actions, we incurred $18.4 million of restructuring, impairment and other charges, which included $3.3 million of employee separation costs, asset impairments, net of $6.7 million, equipment moving expenses of $0.6 million, lease termination expenses of $0.7 million, multi-employer pension withdrawal expenses of $4.9 million and building clean-up and other expenses of $2.2 million. During the first six months of 2011, as a result of our EPG integration plan and residual restructuring and cost savings actions, we incurred $9.3 million of restructuring, impairment and other charges, which included $2.1 million of employee separation costs, asset impairments, net of $2.5 million, equipment moving expenses of $1.6 million, lease termination expenses of $1.0 million and building clean-up and other expenses of $2.0 million.

As of the quarter ended June 30, 2012, our total restructuring liability was $31.5 million, of which $5.4 million is included in other current liabilities and $26.1 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $26.2 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $16.5 million in the first six months of 2012, which was primarily due to our net loss adjusted for non-cash items of $36.2 million, offset by a use of working capital of $12.3 million and pension and post-retirement plan contributions of $8.8 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement, and (ii) a decrease in accounts payable due to the timing of vendor payments. These uses of working capital were offset in part by: (i) a decrease in accounts receivables due to the timing of collections from and sales to our customers, and (ii) a decrease in our inventories primarily due to our working capital initiative, offset by the purchase of certain paper grades in advance of a price increase and the need to maintain finished good inventory levels to meet customer contract requirements.

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

Net cash provided by operating activities of continuing operations was $7.7 million in the first six months of 2011, which was primarily due to our net income adjusted for non-cash items of $32.1 million, offset by a use of working capital of $19.4 million and pension and post-retirement plan contributions of $7.1 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of customer related payments, (ii) an increase in our inventories due to timing of work performed for our customers and (iii) a decrease in accounts payable due to the timing of vendor payments. These decreases were offset in part by a decrease in accounts receivables due to the timing of collections from and sales to our customers.

Net Cash (Used in) Provided by Operating Activities of Discontinued Operations. Represents the net cash (used in) provided by the Discontinued Operations operating activities.

Net Cash Used in Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $8.3 million in the first six months of 2012, primarily resulting from capital expenditures of $11.3 million and $0.6 million of cash consideration for the acquisition of Nesbitt related to working capital settlement provisions. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $1.9 million and proceeds received from the sale of an intangible asset of $1.7 million.

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

Net cash used in investing activities of continuing operations was $52.1 million in the first six months of 2011, primarily resulting from $54.8 million of cash consideration for the EPG acquisition and capital expenditures of $8.2 million, offset in part by $10.9 million of proceeds from the sale of property, plant and equipment.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) Discontinued Operations related to investing activities. In the first six months of 2012, the cash provided by discontinued investing activities relates to net cash proceeds of $39.9 million from the sale of the Discontinued Operations.

Net Cash (Used In) Provided by Financing Activities of Continuing Operations. Net cash used in financing activities of continuing operations was $45.3 million in the first six months of 2012, primarily due to refinancing activities, including the issuance of $65 million aggregate principal amount of an additional term loan, which we refer to as the Term Loan Add-On, the repayment of $45.1 million of term loans primarily as a result of the excess cash flow sweep feature and the open market repurchases and retirements of our 7.875% Notes, 10.5% Notes and 8.375% Notes, of approximately $63.8 million, $5.0 million and $2.0 million, respectively, for $61.7 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest. These refinancing activities also included: (i) the repayment of $118.4 million of our 7.875% Notes, $165.0 million of our 10.5% Notes, and $23.2 million of our 8.375% Notes, (ii) the payment of $30.0 million of tender and consent fees and related transaction costs, (iii) the issuance of our $225.0 million 11.5% senior notes due 2017, which we refer to as the 11.5% Notes with an original issuance discount of $8.3 million, and (iv) the issuance of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes. These decreases were offset by (i) proceeds from the issuance of our 11.5% Notes (ii) proceeds from the issuance of our 7% Notes, and (iii) borrowings under our revolving credit facility.

Net cash provided by financing activities of continuing operations was $2.6 million in the first six months of 2011, primarily due to borrowings under our 2010 Revolving Credit Facility of $8.2 million, offset in part by repayments of our other long-term debt of $3.6 million and our Term Loan B of $1.9 million.

Net Cash Used in Financing Activities of Discontinued Operations. Represents the net cash used in Discontinued Operations related to financing activities. In the first six months of 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our 2010 Credit Facilities of $1.7 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of June 30, 2012, a decrease of $23.0 million from December 31, 2011. As of June 30, 2012, approximately 67% of our debt outstanding was subject to fixed interest rates. As of July 31, 2012, we had approximately $47.6 million borrowing availability under our 2010 Revolving Credit Facility. From time to time we may seek to refinance our debt obligations as business needs and market conditions warrant.

On June 8, 2012, we issued the Term Loan Add-On in the principal amount of $65 million, under our senior secured credit agreement, which includes a $170 million revolving credit facility due 2014, which we refer to as the 2010 Revolving Credit Facility, and a $380 million term loan due 2016, which we refer to as the Term Loan B, collectively we refer to as our 2010 Credit Facilities. The Term Loan Add-On was issued at a discount of approximately $0.7 million. Concurrently with the Term Loan Add-On, we amended the 2010 Credit Facilities, which we refer to as the Add-On Amendment, to allow for the repurchase of up to $135 million of our 7.875% Notes, subject to maintaining certain liquidity thresholds and other customary conditions. We capitalized debt issuance costs of $1.8 million, which will be amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.0 million for the Add-On Amendment, of which $1.1 million was capitalized and will be amortized over the remaining life of our 2010 Credit Facilities. Additionally, the interest rate margin for all loans under the 2010 Credit Facilities increased to (i) 5.125% from 4.75% per annum for London Interbank Offered Rate (“LIBOR”) based loans and to (ii) 4.125% from 3.75% per annum for prime rate loans. The Add-On Amendment also delayed a step down in the maximum first lien leverage ratio covenant to 2.25x from 2.50x until the first quarter of 2013. Proceeds from the Term Loan Add-On were initially used to repay outstanding revolving credit borrowings and to pay related fees and expenses, which will provide capacity under the 2010 Revolving Credit Facility to repurchase the 7.875% Notes.

On March 28, 2012, we issued $225 million aggregate principal amount of our 11.5% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $7.8 million remains unamortized as of June 30, 2012. The 11.5% Notes were issued pursuant to an indenture, which we refer to as the 11.5% Indenture, among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. We will pay interest on the 11.5% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by us and substantially all of our existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt. We may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100.0% to approximately 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. We may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11.5% Notes has the right to require us to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill our registration rights obligations, on May 10, 2012, we launched a registered exchange offer, which we refer to as the Exchange Offer, to exchange any and all of our unregistered 11.5% Notes for publicly tradeable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes. The Exchange Offer expired on June 18, 2012.

Concurrently with the 11.5% Notes, we issued $86.3 million aggregate principal amount of its 7% Notes that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture, which we refer to as the 7% Indenture, among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. We will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by us and substantially all of our North American subsidiaries. As such, the 7% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt. We may not redeem the notes at its option. Upon a fundamental change, as defined in the 7% Indenture, holders of 7% Notes may require us to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

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

Net proceeds of the 11.5% Notes and 7% Notes together with borrowings under our 2010 Revolving Credit Facility were used to fund the cash tender offers for any and all of our 8.375% Notes and 10.5% Notes, plus $45 million aggregate principal amount of our 7.875% Notes and to repurchase an additional $73.4 million of 7.875% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses. In connection with the issuance of the 11.5% Notes and the 7% Notes, we capitalized debt issuance costs of $6.0 million and $3.0 million, respectively, all of which will be amortized over the life of the 11.5% Notes and the 7% Notes.

In the second quarter of 2012, we purchased in the open market approximately $50.0 million of our 7.875% Notes and retired them for $49.5 million plus accrued and unpaid interest. In connection with the retirement, we recorded a gain on early extinguishment of debt of $0.3 million, which includes the write-off of $0.1 million of unamortized debt issuance costs. Since June 30, 2012, we have purchased an additional $4.1 million of 7.875% Notes and retired them for $4.1 million plus accrued and unpaid interest. In the first quarter of 2012 and prior to launching tender offers for our 7.875% Notes, 10.5% Notes and 8.375% Notes, we purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of our 7.875% Notes, 10.5% Notes and 8.375% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest.

We expect to continue to repurchase the 7.875% Notes throughout the remainder of this year and into 2013. Per our 2010 Credit Facilities agreement, if on June 1, 2013 any of our 7.875% Notes remain outstanding, then all loans under the 2010 Credit Facilities, including our 2010 Revolving Credit Facility, our Term Loan B and our Term Loan Add-On, will mature on September 2, 2013.

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

As of June 30, 2012, we were in compliance with all debt agreement covenants.

Letters of Credit

On June 30, 2012, we had outstanding letters of credit of approximately $19.6 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	2010 Credit Facilities	8.875% Notes	11.5% Notes	7.875% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa2	Caa2	Negative	July 2012
Standard & Poor’s	B	BB-	B-	CCC+	CCC+	Negative	July 2012

In July 2012, Moody's Investors Services, which we refer to as Moody's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8.875% Notes, 11.5% Notes, and 7.875% Notes. The detail of our current ratings have been provided in the table above. In July 2012, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8.875% Notes, 11.5% Notes and 7.875% Notes. The detail of our current ratings have been provided in the table above.
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

Contractual Obligations

Contractual obligations disclosed in our 2011 Form 10-K increased by approximately $67.5 million as a result of our 2012 refinancing activities, the Term Loan Add-On and continued repurchases of our 7.875% Notes. Our expected future cash interest payments on long-term debt increased by approximately $80.1 million, primarily due to the extension of maturities on our outstanding debt and our outstanding long-term debt decreased by approximately $12.6 million, which excludes original issuance discounts.

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

As of June 30, 2012, we had variable rate debt outstanding of $408.7 million. Our Term Loan B is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 1.5%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended June 30, 2012, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2.1 million and $4.3 million, respectively, and operating income of approximately $0.1 million and $0.3 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Indenture dated as of February 4, 2004 between Mail-Well I Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, and Form of Senior Subordinated Note and Guarantee relating to Mail-Well I Corporation’s 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.5 to registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed February 27, 2004.

4.2
Supplemental Indenture, dated as of June 21, 2006 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed June 27, 2006.

4.3
Third Supplemental Indenture, dated as of March 7, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

4.4
Fourth Supplemental Indenture, dated as of July 9, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

4.5
Fifth Supplemental Indenture, dated as of August 30, 2007 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.6 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

4.6
Sixth Supplemental Indenture, dated as of April 16, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.7 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008, filed August 7, 2008.

4.7
Seventh Supplemental Indenture, dated as of August 20, 2008 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.8 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

4.8
Eighth Supplemental Indenture, dated as of October 15, 2009 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed October 16, 2009.

4.9
Ninth Supplemental Indenture, dated as of December 21, 2010 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.9 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.10
Tenth Supplemental Indenture, dated as of March 2, 2011 among Cenveo Corporation (f/k/a Mail-Well I Corporation), the Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 4, 2004 relating to the 7.875% Senior Subordinated Notes due 2013—incorporated by reference to Exhibit 4.10 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.11
Indenture, dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9 to Cadmus Communications Corporation’s registration statement on Form S-4 filed August 24, 2004.

4.12
First Supplemental Indenture, dated as of March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein Mack Printing, LLC and Wachovia Bank, National Association, as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.1 to Cadmus Communications Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed May 13, 2005.

4.13
Second Supplemental Indenture, dated as of May 19, 2006, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.9.2 to Cadmus Communications Corporation’s annual report on Form 10-K for the year ended July 1, 2006, filed September 13, 2006.

4.14
Third Supplemental Indenture, dated as of March 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.11 to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007.

4.15
Fourth Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed August 8, 2007.

4.16
Fifth Supplemental Indenture, dated as of August 30, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.13 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

4.17
Sixth Supplemental Indenture, dated as of November 7, 2007, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.12 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed March 28, 2008.

4.18
Seventh Supplemental Indenture, dated as of April 16, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.16 to registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2008, filed August 7, 2008.

4.19
Eighth Supplemental Indenture, dated as of August 20, 2008, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.18 to registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 2008, filed November 5, 2008.

4.20
Ninth Supplemental Indenture, dated as of October 15, 2009, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed October 16, 2009.

4.21
Tenth Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the Subsidiary Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.20 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.22
Eleventh Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of June 15, 2004, among Cenveo Corporation (as successor to Cadmus Communications Corporation), the  Guarantors named therein and U.S. Bank National Association (successor to Wachovia Bank, National Association), as Trustee, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.22 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.23
Twelfth Supplemental Indenture, dated as of March 28, 2012, by and among Cenveo Corporation (as successor to Cadmus Communications Corporation), the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, to the indenture dated as of June 15, 2004, relating to the 8.375% Senior Subordinated Notes due 2014—incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K filed March 30, 2012.

4.24
Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation —incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed February 9, 2010.

4.25
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.26
Second Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.32 to registrant’s quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.27
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed February 9, 2010.

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

4.33
Indenture, dated as of March 28, 2012, by and among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11.5% Notes—incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed March 30, 2012.

4.34
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed March 30, 2012.

4.35
Registration Rights Agreement, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and the initial purchasers named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.7 to registrant's current report on Form 8-K filed March 30, 2012.

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

10.1
Credit Agreement Supplement, dated as of June 5, 2012, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., as Incremental Term Loan Lender-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed June 8, 2012.

10.2
Third Amendment, dated as of June 5, 2012, to Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K filed June 8, 2012.

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
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2012.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)