Form 10-Q
period 2012-09-29
CENVEO, INC
filed 2012-11-07
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of November 6, 2012 the registrant had 63,762,268 shares of common stock outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 29, 2012

PART I — FINANCIAL INFORMATION		Page No.
Item 1:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 29, 2012 and October 1, 2011	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3:	Quantitative and Qualitative Disclosure About Market Risk	45
Item 4:	Controls and Procedures	45

PART II — OTHER INFORMATION
Item 1:	Legal Proceedings	46
Item 1A:	Risk Factors	46
Item 6:	Exhibits	47
	Signatures	53

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 29, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,335	$17,753
Accounts receivable, net	278,305	288,483
Inventories	131,769	133,796
Prepaid and other current assets	69,878	72,742
Assets of discontinued operations - current	—	22,956
Total current assets	490,287	535,730

Property, plant and equipment, net	290,794	328,567
Goodwill	191,715	190,822
Other intangible assets, net	215,496	223,563
Other assets, net	91,274	79,490
Assets of discontinued operations - long-term	—	27,416
Total assets	$1,279,566	$1,385,588
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$11,151	$8,809
Accounts payable	179,779	186,648
Accrued compensation and related liabilities	28,776	39,155
Other current liabilities	76,904	95,907
Liabilities of discontinued operations - current	—	5,346
Total current liabilities	296,610	335,865

Long-term debt	1,205,715	1,237,534
Other liabilities	176,724	185,419
Liabilities of discontinued operations - long-term	—	8,474
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	638	633
Paid-in capital	354,096	350,390
Retained deficit	(695,991)	(672,847)
Accumulated other comprehensive loss	(58,226)	(59,880)
Total shareholders’ deficit	(399,483)	(381,704)
Total liabilities and shareholders’ deficit	$1,279,566	$1,385,588

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$451,274	$475,835	$1,345,764	$1,422,705
Cost of sales	364,125	381,766	1,096,476	1,157,155
Selling, general and administrative expenses	45,424	53,573	140,766	165,059
Amortization of intangible assets	2,547	2,586	7,756	7,752
Restructuring, impairment and other charges	4,190	4,685	22,566	13,977
Operating income	34,988	33,225	78,200	78,762
Gain on bargain purchase	—	(641)	—	(11,720)
Interest expense, net	28,926	28,435	85,574	88,064
Loss on early extinguishment of debt, net	25	—	11,439	—
Other expense (income), net	491	(904)	(327)	(567)
Income (loss) from continuing operations before income taxes	5,546	6,335	(18,486)	2,985
Income tax expense (benefit)	888	5,061	(598)	2,250
Income (loss) from continuing operations	4,658	1,274	(17,888)	735
(Loss) income from discontinued operations, net of taxes	(183)	1,531	(5,256)	5,228
Net income (loss)	4,475	2,805	(23,144)	5,963
Other comprehensive income (loss):
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	—	—	1,792
Currency translation adjustment	2,412	(5,146)	1,654	(3,745)
Comprehensive (loss) income	$6,887	$(2,341)	$(21,490)	$4,010

Income (loss) per share – basic:
Continuing operations	$0.07	$0.02	$(0.28)	$0.01
Discontinued operations	—	0.02	(0.08)	0.08
Net income (loss)	$0.07	$0.04	$(0.36)	$0.09

Income (loss) per share – diluted:
Continuing operations	$0.06	$0.02	$(0.28)	$0.01
Discontinued operations	—	0.02	(0.08)	0.08
Net income (loss)	$0.06	$0.04	$(0.36)	$0.09

Weighted average shares outstanding:
Basic	63,624	63,068	63,502	62,891
Diluted	84,544	63,197	63,502	63,157

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For The Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net (loss) income	$(23,144)	$5,963
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of discontinued operations, net of taxes	5,411	—
Income from discontinued operations, net of taxes	(155)	(5,228)
Depreciation and amortization, excluding non-cash interest expense	46,461	48,054
Non-cash interest expense, net	5,796	4,100
Deferred income taxes	(2,796)	2,469
(Gain) loss on sale of assets	(1,296)	318
Non-cash restructuring, impairment and other charges, net	10,801	3,209
Gain on bargain purchase	—	(11,720)
Loss on early extinguishment of debt, net	11,439	—
Stock-based compensation provision	4,445	7,129
Other non-cash charges	3,800	4,723
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	9,775	(13,015)
Inventories	(636)	8,924
Accounts payable and accrued compensation and related liabilities	(14,659)	10,120
Other working capital changes	(19,181)	(15,266)
Other, net	(12,650)	(18,502)
Net cash provided by operating activities of continuing operations	23,411	31,278
Net cash (used in) provided by operating activities of discontinued operations	(4,733)	7,603
Net cash provided by operating activities	18,678	38,881
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(644)	(59,719)
Capital expenditures	(15,637)	(10,798)
Proceeds from sale of property, plant and equipment	2,333	10,989
Proceeds from sale of intangible asset	1,700	—
Net cash used in investing activities of continuing operations	(12,248)	(59,528)
Net cash provided by (used in) investing activities of discontinued operations	39,921	(419)
Net cash provided by (used in) investing activities	27,673	(59,947)
Cash flows from financing activities:
Repayment of 10.5% senior notes	(169,875)	—
Repayment of 7.875% senior subordinated notes	(196,088)	—
Borrowings (repayment) of Term Loan B due 2016	17,987	(2,850)
Repayment of 8.375% senior subordinated notes	(24,787)	—
Payment of financing related costs and expenses and debt issuance discounts	(32,335)	—
Repayments of other long-term debt	(3,499)	(4,505)
Retirement of common stock upon vesting of RSUs	(734)	(1,283)
Proceeds from issuance of 11.5% senior notes	225,000	—
Proceeds from issuance of 7% senior exchangeable notes	86,250	—
Borrowings under revolving credit facility, net	45,550	—
Proceeds from exercise of stock options	—	350
Net cash used in financing activities of continuing operations	(52,531)	(8,288)
Net cash used in financing activities of discontinued operations	(1,652)	—
Net cash used in financing activities	(54,183)	(8,288)
Effect of exchange rate changes on cash and cash equivalents	414	1,175
Net decrease in cash and cash equivalents	(7,418)	(28,179)
Cash and cash equivalents at beginning of period	17,753	49,756
Cash and cash equivalents at end of period	$10,335	$21,577

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and its subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of September 29, 2012, and the results of operations and cash flows as of and for the three and nine months ended September 29, 2012 and October 1, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine months ended September 29, 2012 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to seasonality and restructuring, acquisition and debt related activities or transactions. The December 31, 2011 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and nine months ended September 29, 2012 and October 1, 2011, each consisted of 13 weeks and 39 weeks, respectively.

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

Effective July 27, 2012, the Company adopted an accounting pronouncement to update the testing of indefinite-lived intangible assets, other than goodwill, for impairment. This pronouncement provides companies with the option of performing a qualitative assessment before calculating the fair value of the asset in step one of its impairment test. Although this accounting pronouncement revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test: (i) indefinite-lived intangible assets annually for impairment, and (ii) between annual tests if there are changes in events or circumstances. The Company performs its indefinite-lived intangible assets testing in the fourth quarter of each fiscal year. The adoption of this pronouncement is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

Acquisition-related costs are expensed as incurred. Acquisition-related including integration costs, are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and were $0.7 million and $0.8 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $1.1 million and $4.9 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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

Nesbitt’s results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from August 1, 2011. Pro forma results for the three and nine months ended October 1, 2011, assuming the acquisition of Nesbitt had been made on January 3, 2010, have not been presented since the effect would not be material.

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

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the nine months ended October 1, 2011 presented herein have been prepared by adjusting the historical data as set forth in its condensed consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended October 1, 2011
	As Reported	Pro Forma
Net sales	$1,422,705	$1,443,487
Operating income	78,762	83,526
Income (loss) from continuing operations	735	(3,497)
Net income (loss)	5,963	1,731
Income (loss) per share – basic and diluted:
Continuing operations	$0.01	$(0.05)
Discontinued operations	0.08	0.08
Net income	$0.09	$0.03
Weighted average shares outstanding:
Basic	62,891	62,891
Diluted	63,157	62,891

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

3. Discontinued Operations

On February 10, 2012, the Company completed the sale of its documents and forms business ("Documents Group"). Net cash proceeds were approximately $35.5 million. The original sale price of $40.0 million was subject to customary working capital settlement negotiations, which were completed during the three months ended September 29, 2012, pursuant to the purchase and sale agreement. The operating results of the Documents Group, are reported in discontinued operations in the Company's financial statements for all periods presented herein.

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

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheet as of December 31, 2011 (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011
Accounts receivable, net	$7,647
Inventories	14,356
Prepaid and other current assets	953
Assets of discontinued operations - current	22,956
Property, plant and equipment, net	10,273
Other assets, net (1)	17,143
Assets of discontinued operations - long-term	27,416
Accounts payable	4,352
Accrued compensation and related liabilities	548
Other current liabilities	446
Liabilities of discontinued operations - current	5,346
Liabilities of discontinued operations - long-term	8,474
Net assets	$36,552
(1) Includes $2.8 million of goodwill and $14.3 million of intangible assets at December 31, 2011.

The following table summarizes certain statement of operations information for discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$—	$24,717	$9,190	$76,111
(Loss) income from discontinued operations before income taxes	(150)	2,479	250	8,482
Income tax (benefit) expense on discontinued operations	(59)	948	95	3,254
Loss on sale of discontinued operations, net of taxes of $0.1 million and $3.4 million, respectively	(92)	—	(5,411)	—
(Loss) income from discontinued operations, net of taxes	$(183)	$1,531	$(5,256)	$5,228
Income (loss) per share - basic and diluted	$—	$0.02	$(0.08)	$0.08

Income (loss) from discontinued operations, net of taxes for the nine months ended September 29, 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	September 29, 2012	December 31, 2011
Raw materials	$50,928	$49,236
Work in process	20,330	20,968
Finished goods	60,511	63,592
	$131,769	$133,796

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 29, 2012	December 31, 2011
Land and land improvements	$17,538	$20,276
Buildings and building improvements	105,542	111,498
Machinery and equipment	593,534	600,066
Furniture and fixtures	11,232	10,453
Construction in progress	7,093	4,840
	734,939	747,133
Accumulated depreciation	(444,145)	(418,566)
	$290,794	$328,567

Assets Held for Sale

In connection with the Company’s cost savings, restructuring and integration plans, there are currently two owned properties that are available for sale, which relate to the Company’s print and envelope segment. The Company has recorded the related assets as available for sale in other assets, net on its condensed consolidated balance sheet and has presented them at their fair value less estimated cost to sell, which is approximately $5.9 million and approximates fair value.

In the first nine months of 2012, the Company sold one manufacturing facility, which related to its print and envelope segment and was classified as available for sale, for net proceeds of $1.4 million. These assets were recorded at their fair value less estimated cost to sell in the first quarter of 2012.

In the first nine months of 2011, the Company sold four manufacturing facilities, two of which related to its label and packaging segment and two of which related to its print and envelope segment, all of which were classified as available for sale, for net proceeds of $9.6 million and it also sold certain manufacturing assets for net proceeds of $1.0 million. These assets were recorded at their fair value less estimated cost to sell in the fourth quarter of 2010.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 29, 2012 and December 31, 2011 by reportable segment are as follows (in thousands):

	Print and Envelope	Label and Packaging	Total
Balance as of December 31, 2011	$78,857	$111,965	$190,822
Acquisitions, net	644	—	644
Foreign currency translation	249	—	249
Balance as of September 29, 2012	$79,750	$111,965	$191,715

Other intangible assets are as follows (in thousands):

		September 29, 2012				December 31, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Customer relationships	11	$166,715	$(27,234)	$(61,600)	$77,881	$166,652	$(27,234)	$(54,911)	$84,507
Trademarks and trade names	23	23,482	—	(6,361)	17,121	23,481	—	(5,620)	17,861
Patents	9	3,528	—	(2,789)	739	3,528	—	(2,583)	945
Non-compete agreements		510	—	(495)	15	510	—	(439)	71
Other		—	—	—	—	600	—	(161)	439
Subtotal	13	194,235	(27,234)	(71,245)	95,756	194,771	(27,234)	(63,714)	103,823

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$335,975	$(49,234)	$(71,245)	$215,496	$336,511	$(49,234)	$(63,714)	$223,563

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2012	$10,043
2013	9,760
2014	9,631
2015	8,464
2016	7,243

Sale of Intangible Asset

In the first nine months of 2012, the Company received proceeds of $1.7 million related to the buyout of a royalty

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement by a third party. Prior to its sale, the royalty agreement was accounted for as an intangible asset in the Company's condensed consolidated balance sheet. As a result of this transaction, the Company recorded a gain of $1.3 million in other (income) expense, net in its condensed consolidated statement of operations.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	September 29, 2012	December 31, 2011
Revolving credit facility, due 2014	$45,550	$—
7.875% senior subordinated notes, due 2013	86,621	284,878
8.375% senior subordinated notes, due 2014 ($25.2 million outstanding principal amount as of December 31, 2011)	—	25,424
Term Loan B, due 2016 ($374.2 million and $356.2 million outstanding principal amount as of September 29, 2012 and December 31, 2011, respectively)	371,371	353,033
10.5% senior notes, due 2016	—	170,000
7% senior exchangeable notes, due 2017	86,250	—
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of September 29, 2012)	217,353	—
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of September 29, 2012 and December 31, 2011)	397,924	397,704
Other debt including capital leases	11,797	15,304
	1,216,866	1,246,343
Less current maturities	(11,151)	(8,809)
Long-term debt	$1,205,715	$1,237,534

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion as of September 29, 2012 and $1.1 billion as of December 31, 2011. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument.

As of September 29, 2012, the Company was in compliance with all debt agreement covenants.

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

11.5% Senior Notes

On March 28, 2012, the Company issued $225 million aggregate principal amount of 11.5% senior notes due 2017 (the

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

“11.5% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $7.6 million remains unamortized as of September 29, 2012. The 11.5% Notes were issued pursuant to an indenture (the “11.5% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 11.5% Notes, semi-annually, in cash in arrears, on May 15 and November 15 of each year commencing May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100% to approximately 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. The Company may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11.5% Notes has the right to require the Company to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Company's subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill its registration rights obligations, on May 10, 2012, the Company launched a registered exchange offer (the "Exchange Offer") to exchange any and all of its unregistered 11.5% Notes for publicly tradeable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes. The Exchange Offer expired on June 18, 2012.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Extinguishments

In the third quarter of 2012, the Company purchased in the open market approximately $16.0 million of its 7.875% Notes and retired them for $16.2 million including accrued and unpaid interest. In connection with the retirement, the Company wrote-off $0.1 million of unamortized debt issuance costs. The Company expects to continue to repurchase the 7.875% Notes throughout the remainder of this year and into 2013. Since September 29, 2012, the Company has purchased an additional $1.0 million of 7.875% Notes and retired them for $1.0 million including accrued and unpaid interest.

In the second quarter of 2012, the Company purchased in the open market approximately $50.0 million of its 7.875% Notes and retired them for $49.5 million including accrued and unpaid interest. In connection with the retirement, the Company recorded a gain on early extinguishment of debt of $0.3 million, which includes the write-off of $0.1 million of unamortized debt issuance costs.

In connection with the 2012 Refinancing, the Company incurred a loss on early extinguishment of debt of $12.7 million, of which $9.6 million related to tender and consent fees paid to consenting lenders of its 7.875% Notes, 10.5% Notes and 8.375% Notes and $3.1 million relates to the write-off of previously unamortized debt issuance costs.

In the first quarter of 2012, and prior to the 2012 Refinancing, the Company purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of its 7.875% Notes, 10.5% Notes and 8.375% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, including accrued and unpaid interest.  In connection with the retirement of these 7.875% Notes, 10.5% Notes and 8.375% Notes, the Company recorded a gain on early extinguishment of debt of approximately $2.1 million, which includes the write-off of $0.1 million of unamortized debt issuance costs.

8. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material adverse effect on the Company’s financial statements. In January, 2012, the Company reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. As the Company's liability arising out of these litigations existed as of the December 2011 balance sheet date, this settlement was recorded in the fourth quarter of 2011 within other expense (income), net in the condensed consolidated statement of operations. The Company funded this settlement in the first quarter of 2012. In September 2011, the Company reached an agreement with all defendants to settle all controversies and disputes and agreed to dismiss all claims against the defendants with prejudice in connection with a civil litigation filed in Minneapolis, Minnesota. This settlement was recorded as a reduction to selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The Company participates in a number of multi-employer pension plans for union employees (“Multi-Employer Plans”) and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Plans. Two of the Multi-Employer Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers from these Multi-Employer Plans, continued participation in or withdrawal from these multi-employer pension plans could have a material impact on the Company’s financial statements.

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

The table below presents the carrying value and fair value of these assets and liabilities of the Company as of September 29, 2012 and December 31, 2011, respectively (in thousands):

	September 29, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$10,335	$10,335	$17,753	$17,753
Accounts receivable, net	278,305	278,305	288,483	288,483
Current maturities of long-term debt	11,151	11,151	8,809	8,809
Accounts payable	179,779	179,779	186,648	186,648

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$415	$440	$1,449	$1,097
Interest cost	3,642	3,722	10,908	11,265
Expected return on plan assets	(4,141)	(4,094)	(12,657)	(12,275)
Net amortization and deferral	(1)	(2)	(3)	(4)
Recognized net actuarial loss	1,562	190	4,818	822
Net periodic expense	$1,477	$256	$4,515	$905

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s other postretirement plans in each of the three months ended September 29, 2012 and October 1, 2011, and $0.7 million and $0.6 million in the nine months ended September 29, 2012 and October 1, 2011, respectively.

For the nine months ended September 29, 2012, the Company made contributions of $15.7 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $2.7 million to its pension plans and other postretirement plans for the remainder of 2012.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first nine months of 2012. The only changes to the Company’s stock-based compensation awards from the amounts presented as of December 31, 2011 were the vesting of 363,125 and 795,459 restricted stock units ("RSUs") of the Company’s common stock and the cancellation or forfeiture of 735,150 and 894,480 stock options and 1,875 and 21,875 RSUs for the three and nine months ended September 29, 2012, respectively.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $1.5 million and $4.4 million for the three and nine months ended September 29, 2012, respectively, and $2.1 million and $7.1 million for the three and nine months ended October 1, 2011, respectively.

As of September 29, 2012, there was approximately $6.0 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.9 years.

12. Restructuring, Impairment and Other Charges
2012 Plan

In the first nine months of 2012, the Company announced the closure and consolidation of a print plant into its existing print operations. Additionally, the Company began implementing a cost savings initiative (collectively with the print plant closure and consolidation, the “2012 Plan”). The cost saving initiative is primarily focused on the Company's print and envelope segment and corporate expenses. This initiative will focus on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions of approximately 700 employees. The Company expects to be substantially complete with the 2012 Plan by the end of 2012.

EPG Integration Plan
Upon the completion of the EPG acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations (the “EPG Plan”). Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of five manufacturing facilities into the Company's existing operations and the elimination of duplicative headcount. The Company anticipates that the integration of EPG will be completed in 2012 and may include additional closure or consolidation of manufacturing facilities and further headcount reductions.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2012 Activity

Restructuring, impairment and other charges for the three months ended September 29, 2012 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2012 Plan	$1,200	$(3)	$20	$6	$—	$180	$1,403
Residual Plans	112	—	8	5	169	107	401
Acquisition Integration Plans	657	792	43	125	—	69	1,686
Total Print and Envelope	1,969	789	71	136	169	356	3,490
Label and Packaging
2012 Plan	632	—	—	—	—	2	634
Residual Plans	26	—	—	(9)	—	—	17
Total Label and Packaging	658	—	—	(9)	—	2	651
Corporate
Residual Plans	—	—	—	—	—	49	49
Total Corporate	—	—	—	—	—	49	49
Total Restructuring, Impairment and Other Charges	$2,627	$789	$71	$127	$169	$407	$4,190

Restructuring, impairment and other charges for the nine months ended September 29, 2012 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2012 Plan	$3,444	$6,631	$532	$342	$5,400	$1,251	$17,600
Residual Plans	451	—	47	219	(313)	964	1,368
Acquisition Integration Plans	953	824	88	176	—	238	2,279
Total Print and Envelope	4,848	7,455	667	737	5,087	2,453	21,247
Label and Packaging
2012 Plan	709	—	6	—	—	13	728
Residual Plans	382	—	—	43	—	4	429
Acquisition Integration Plans	—	—	(4)	—	—	—	(4)
Total Label and Packaging	1,091	—	2	43	—	17	1,153
Corporate
Residual Plans	—	—	—	—	—	166	166
Total Corporate	—	—	—	—	—	166	166
Total Restructuring, Impairment and Other Charges	$5,939	$7,455	$669	$780	$5,087	$2,636	$22,566

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011 Activity

Restructuring, impairment and other charges for the three months ended October 1, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
Residual Plans	$216	$42	$53	$508	$1,352	$561	$2,732
Acquisition Integration Plans	710	131	543	17	—	90	1,491
Total Print and Envelope	926	173	596	525	1,352	651	4,223
Label and Packaging
Residual Plans	346	—	—	23	—	—	369
Acquisition Integration Plans	(14)	—	—	—	—	—	(14)
Total Label and Packaging	332	—	—	23	—	—	355
Corporate
Residual Plans	—	—	—	8	—	99	107
Total Corporate	—	—	—	8	—	99	107
Total Restructuring, Impairment and Other Charges	$1,258	$173	$596	$556	$1,352	$750	$4,685

Restructuring, impairment and other charges for the nine months ended October 1, 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
Residual Plans	$607	$1,943	$606	$1,572	$1,352	$2,225	$8,305
Acquisition Integration Plans	1,766	638	1,560	25	—	260	4,249
Total Print and Envelope	2,373	2,581	2,166	1,597	1,352	2,485	12,554
Label and Packaging
Residual Plans	937	—	—	(158)	—	(28)	751
Acquisition Integration Plans	39	130	76	6	—	175	426
Total Label and Packaging	976	130	76	(152)	—	147	1,177
Corporate
Residual Plans	—	—	—	82	—	164	246
Total Corporate	—	—	—	82	—	164	246
Total Restructuring, Impairment and Other Charges	$3,349	$2,711	$2,242	$1,527	$1,352	$2,796	$13,977

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2012 Plan
Balance as of December 31, 2011	$—	$—	$—	$—	$—
Accruals, net	4,153	342	5,400	1,802	11,697
Payments	(3,124)	(72)	—	(1,802)	(4,998)
Balance as of September 29, 2012	$1,029	$270	$5,400	$—	$6,699

Residual Plans
Balance as of December 31, 2011	$1,071	$3,804	$22,538	$—	$27,413
Accruals, net	833	262	(313)	1,181	1,963
Payments	(1,604)	(1,702)	(2,001)	(1,181)	(6,488)
Balance as of September 29, 2012	$300	$2,364	$20,224	$—	$22,888

Acquisition Integration Plans
Balance as of December 31, 2011	$492	$1,346	$—	$—	$1,838
Accruals, net	953	176	—	322	1,451
Payments	(773)	(331)	—	(322)	(1,426)
Balance as of September 29, 2012	$672	$1,191	$—	$—	$1,863

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted income (loss) per share for the three months ended September 29, 2012, is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options and RSUs (“Equity Awards”) to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% Notes being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the nine months ended September 29, 2012 and October 1, 2011, the effect of approximately 25,066,150 and 5,731,478, respectively, related to the exchange of the 7% Notes for common stock, stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator for basic income (loss) per share:
Income (loss) from continuing operations	$4,658	$1,274	$(17,888)	$735
(Loss) income from discontinued operations, net of taxes	(183)	1,531	(5,256)	5,228
Net income (loss)	$4,475	$2,805	$(23,144)	$5,963
Numerator for diluted income (loss) per share:
Income (loss) from continuing operations - as reported	$4,658	$1,274	$(17,888)	$735
Interest expense on 7% Notes, net of taxes	1,020	—	—	—
Income (loss) from continuing operations - after assumed conversions of dilutive shares	5,678	1,274	(17,888)	735
(Loss) income from discontinued operations, net of taxes	(183)	1,531	(5,256)	5,228
Net income for diluted income (loss) per share after assumed conversions of dilutive shares	$5,495	$2,805	$(23,144)	$5,963
Denominator for weighted average common shares outstanding:
Basic shares	63,624	63,068	63,502	62,891
Dilutive effect of convertible notes	20,831	—	—	—
Dilutive effect of equity awards	89	129	—	266
Diluted shares	84,544	63,197	63,502	63,157

Income (loss) per share – basic:
Continuing operations	$0.07	$0.02	$(0.28)	$0.01
Discontinued operations	—	0.02	(0.08)	0.08
Net income (loss)	$0.07	$0.04	$(0.36)	$0.09

Income (loss) per share – diluted:
Continuing operations	$0.06	$0.02	$(0.28)	$0.01
Discontinued operations	—	0.02	(0.08)	0.08
Net income (loss)	$0.06	$0.04	$(0.36)	$0.09

14. Segment Information

In the first quarter of 2012, the Company realigned its reportable segments as a result of the sale of the Discontinued Operations combined with the realignment of management responsibilities and strategy. Previously, the Company reported its segments as envelopes, forms and labels and commercial printing. Beginning January 1, 2012, the Company realigned its segments into two complementary reportable segments - the print and envelope segment and the label and packaging segment. The print and envelope segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management; and direct mail offerings and custom and stock envelopes. The label and packaging segment specializes in the design, manufacturing and printing of labels such as, custom labels, overnight packaging labels, pressure-sensitive prescription labels and high quality packaging offerings, full body shrink sleeves, and specialized folded carton packaging. Segment information for the three and nine months ended October 1, 2011 has been reclassified to reflect the 2012 reportable segment presentation.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present certain segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales:
Print and envelope	$343,012	$367,454	$1,016,332	$1,090,999
Label and packaging	108,262	108,381	329,432	331,706
Total	$451,274	$475,835	$1,345,764	$1,422,705
Operating income:
Print and envelope	$29,876	$29,888	$63,951	$75,262
Label and packaging	12,472	12,882	37,343	36,174
Corporate	(7,360)	(9,545)	(23,094)	(32,674)
Total	$34,988	$33,225	$78,200	$78,762
Restructuring, impairment and other charges:
Print and envelope	$3,490	$4,223	$21,247	$12,554
Label and packaging	651	355	1,153	1,177
Corporate	49	107	166	246
Total	$4,190	$4,685	$22,566	$13,977
Net sales by product line:
Print	$174,132	$179,406	$497,607	$537,005
Envelope	168,880	188,048	518,725	553,994
Label	82,478	81,781	248,484	250,430
Packaging	25,784	26,600	80,948	81,276
Total	$451,274	$475,835	$1,345,764	$1,422,705
Intercompany sales:
Print and envelope to label and packaging	$1,739	$1,002	$5,253	$3,488
Label and packaging to print and envelope	1,902	2,334	5,024	4,592
Total	$3,641	$3,336	$10,277	$8,080

	September 29, 2012	December 31, 2011
Identifiable assets:
Print and envelope	$818,087	$867,329
Label and packaging	337,002	392,417
Corporate	124,477	125,842
Total	$1,279,566	$1,385,588

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 29, 2012 and December 31, 2011 and for the three and nine months ended September 29, 2012 and October 1, 2011.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET September 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,878	$503	$1,954	$—	$10,335
Accounts receivable, net	—	99,804	177,484	1,017	—	278,305
Inventories	—	57,839	73,836	94	—	131,769
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	54,738	11,765	3,375	—	69,878
Total current assets	—	257,197	263,588	6,440	(36,938)	490,287

Investment in subsidiaries	(399,483)	1,749,180	7,301	6,725	(1,363,723)	—
Property, plant and equipment, net	—	90,860	198,505	1,429	—	290,794
Goodwill	—	29,540	155,932	6,243	—	191,715
Other intangible assets, net	—	6,724	206,777	1,995	—	215,496
Other assets, net	—	126,723	(36,581)	1,132	—	91,274
Total assets	$(399,483)	$2,260,224	$795,522	$23,964	$(1,400,661)	$1,279,566

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,359	$4,792	$—	$—	$11,151
Accounts payable	—	102,839	76,050	890	—	179,779
Accrued compensation and related liabilities	—	15,810	12,384	582	—	28,776
Other current liabilities	—	53,971	22,263	670	—	76,904
Intercompany payable (receivable)	—	1,120,031	(1,127,827)	7,796	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,299,010	(975,400)	9,938	(36,938)	296,610

Long-term debt	—	1,198,710	7,005	—	—	1,205,715
Other liabilities	—	161,987	14,737	—	—	176,724
Shareholders’ (deficit) equity	(399,483)	(399,483)	1,749,180	14,026	(1,363,723)	(399,483)
Total liabilities and shareholders’ (deficit) equity	$(399,483)	$2,260,224	$795,522	$23,964	$(1,400,661)	$1,279,566

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended September 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$172,051	$275,071	$4,152	$—	$451,274
Cost of sales	—	143,226	217,459	3,440	—	364,125
Selling, general and administrative expenses	—	24,370	20,864	190	—	45,424
Amortization of intangible assets	—	137	2,276	134	—	2,547
Restructuring, impairment and other charges	—	1,805	2,383	2	—	4,190
Operating income	—	2,513	32,089	386	—	34,988
Interest expense, net	—	28,784	148	(6)	—	28,926
Intercompany interest expense (income)	—	(414)	391	23	—	—
Loss on early extinguishment of debt, net	—	25	—	—	—	25
Other expense (income), net	—	375	(3)	119	—	491
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(26,257)	31,553	250	—	5,546
Income tax (benefit) expense	—	(1,777)	1,898	767	—	888
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(24,480)	29,655	(517)	—	4,658
Equity in income of unconsolidated subsidiaries	4,475	28,990	(517)	—	(32,948)	—
Income (loss) from continuing operations	4,475	4,510	29,138	(517)	(32,948)	4,658
Loss from discontinued operations, net of taxes	—	(35)	(148)	—	—	(183)
Net income (loss)	4,475	4,475	28,990	(517)	(32,948)	4,475
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	2,412	2,412	1,244	—	(6,068)	—
Currency translation adjustment	—	—	1,168	1,244	—	2,412
Comprehensive (loss) income	$6,887	$6,887	$31,402	$727	$(39,016)	$6,887

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the nine months ended September 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$528,102	$805,787	$11,875	$—	$1,345,764
Cost of sales	—	440,660	645,435	10,381	—	1,096,476
Selling, general and administrative expenses	—	77,096	63,079	591	—	140,766
Amortization of intangible assets	—	444	6,910	402	—	7,756
Restructuring, impairment and other charges	—	3,331	19,139	96	—	22,566
Operating income	—	6,571	71,224	405	—	78,200
Interest expense, net	—	85,118	469	(13)	—	85,574
Intercompany interest expense (income)	—	(1,102)	1,030	72	—	—
Loss on early extinguishment of debt, net	—	11,439	—	—	—	11,439
Other (income) expense, net	—	(245)	23	(105)	—	(327)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(88,639)	69,702	451	—	(18,486)
Income tax expense (benefit)	—	(4,922)	3,596	728	—	(598)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(83,717)	66,106	(277)	—	(17,888)
Equity in income of unconsolidated subsidiaries	(23,144)	58,186	(277)	—	(34,765)	—
Income (loss) from continuing operations	(23,144)	(25,531)	65,829	(277)	(34,765)	(17,888)
(Loss) income from discontinued operations, net of taxes	—	2,387	(7,643)	—	—	(5,256)
Net (loss) income	(23,144)	(23,144)	58,186	(277)	(34,765)	(23,144)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	1,654	1,654	179	—	(3,487)	—
Currency translation adjustment	—	—	1,475	179	—	1,654
Comprehensive (loss) income	$(21,490)	$(21,490)	$59,840	$(98)	$(38,252)	$(21,490)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$4,446	$(87,609)	$104,046	$2,528	$—	$23,411
Net cash used in operating activities of discontinued operations	—	(1,799)	(2,934)	—	—	(4,733)
Net cash provided by (used in)operating activities	4,446	(89,408)	101,112	2,528	—	18,678
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(644)	—	—	—	(644)
Capital expenditures	—	(7,819)	(7,701)	(117)	—	(15,637)
Proceeds from sale of property, plant and equipment	—	32	2,301	—	—	2,333
Proceeds from sale of intangible assets	—	1,700	—	—	—	1,700
Intercompany note	—	3,900	—	—	(3,900)	—
Net cash used in investing activities of continuing operations	—	(2,831)	(5,400)	(117)	(3,900)	(12,248)
Net cash provided by investing activities of discontinued operations	—	16,414	23,507	—	—	39,921
Net cash provided by (used in) investing activities	—	13,583	18,107	(117)	(3,900)	27,673
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(196,088)	—	—	—	(196,088)
Borrowings (Repayment) of Term Loan B due 2016	—	17,987	—	—	—	17,987
Repayment of 8.375% senior subordinated notes	—	(24,787)	—	—	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	—	(32,335)	—	—	—	(32,335)
Repayments of other long-term debt	—	(300)	(3,199)	—	—	(3,499)
Retirement of common stock upon vesting of RSUs	(734)	—	—	—	—	(734)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
Borrowings under revolving credit facility, net	—	45,550	—	—	—	45,550
Intercompany note	—	—	—	(3,900)	3,900	—
Intercompany advances	(3,712)	117,920	(116,198)	1,990	—	—
Net cash (used in) provided by financing activities of continuing operations	(4,446)	69,322	(119,397)	(1,910)	3,900	(52,531)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(4,446)	67,670	(119,397)	(1,910)	3,900	(54,183)
Effect of exchange rate changes on cash and cash equivalents	—	—	401	13	—	414
Net increase (decrease) in cash and cash equivalents	—	(8,155)	223	514	—	(7,418)
Cash and cash equivalents at beginning of period	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of period	$—	$7,878	$503	$1,954	$—	$10,335

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,033	$280	$1,440	$—	$17,753
Accounts receivable, net	—	113,368	174,003	1,112	—	288,483
Inventories	—	63,234	70,434	128	—	133,796
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	57,967	10,953	3,822	—	72,742
Assets of discontinued operations - current	—	9,455	13,501	—	—	22,956
Total current assets	—	300,895	269,171	6,502	(40,838)	535,730

Investment in subsidiaries	(381,704)	1,681,084	7,399	6,725	(1,313,504)	—
Property, plant and equipment, net	—	96,680	229,932	1,955	—	328,567
Goodwill	—	29,244	155,361	6,217	—	190,822
Other intangible assets, net	—	6,785	214,435	2,343	—	223,563
Other assets, net	—	107,286	(29,400)	1,604	—	79,490
Assets of discontinued operations - long-term	—	5,717	21,699	—	—	27,416
Total assets	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,109	$4,700	$—	$—	$8,809
Accounts payable	—	94,503	91,311	834	—	186,648
Accrued compensation and related liabilities	—	26,173	12,760	222	—	39,155
Other current liabilities	—	72,813	22,634	460	—	95,907
Liabilities of discontinued operations - current	—	2,492	2,854	—	—	5,346
Intercompany payable (receivable)	—	1,005,396	(1,011,202)	5,806	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,205,486	(840,005)	11,222	(40,838)	335,865

Long-term debt	—	1,227,238	10,296	—	—	1,237,534
Other liabilities	—	175,088	10,331	—	—	185,419
Liabilities of discontinued operations - long-term	—	1,583	6,891	—	—	8,474
Shareholders’ (deficit) equity	(381,704)	(381,704)	1,681,084	14,124	(1,313,504)	(381,704)
Total liabilities and shareholders’ (deficit) equity	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended October 1, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$186,436	$285,733	$3,666	$—	$475,835
Cost of sales	—	153,843	224,189	3,734	—	381,766
Selling, general and administrative expenses	—	28,830	24,492	251	—	53,573
Amortization of intangible assets	—	123	2,329	134	—	2,586
Restructuring, impairment and other charges	—	2,907	1,778	—	—	4,685
Operating income (loss)	—	733	32,945	(453)	—	33,225
Gain on bargain purchase	—	(641)	—	—	—	(641)
Interest expense, net	—	28,257	187	(9)	—	28,435
Intercompany interest expense (income)	—	(292)	238	54	—	—
Other (income) expense, net	—	557	(758)	(703)	—	(904)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(27,148)	33,278	205	—	6,335
Income tax expense (benefit)	—	2,714	2,450	(103)	—	5,061
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(29,862)	30,828	308	—	1,274
Equity in income of unconsolidated subsidiaries	2,805	32,271	308	—	(35,384)	—
Income (loss) from continuing operations	2,805	2,409	31,136	308	(35,384)	1,274
Income from discontinued operations, net of taxes	—	396	1,135	—	—	1,531
Net income (loss)	2,805	2,805	32,271	308	(35,384)	2,805
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	(5,146)	(5,146)	(2,220)	—	12,512	—
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	—	—	—	—	—
Currency translation adjustment	—	—	(2,926)	(2,220)	—	(5,146)
Comprehensive income (loss)	$(2,341)	$(2,341)	$27,125	$(1,912)	$(22,872)	$(2,341)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the nine months ended October 1, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$529,703	$877,663	$15,339	$—	$1,422,705
Cost of sales	—	439,826	704,670	12,659	—	1,157,155
Selling, general and administrative expenses	—	89,084	75,164	811	—	165,059
Amortization of intangible assets	—	324	7,026	402	—	7,752
Restructuring, impairment and other charges	—	7,783	6,190	4	—	13,977
Operating income (loss)	—	(7,314)	84,613	1,463	—	78,762
Gain on bargain purchase	—	(11,720)	—	—	—	(11,720)
Interest expense, net	—	87,489	615	(40)	—	88,064
Intercompany interest expense (income)	—	(919)	736	183	—	—
Other (income) expense, net	—	134	(5)	(696)	—	(567)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(82,298)	83,267	2,016	—	2,985
Income tax expense (benefit)	—	3,588	(1,549)	211	—	2,250
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(85,886)	84,816	1,805	—	735
Equity in income of unconsolidated subsidiaries	5,963	90,429	1,805	—	(98,197)	—
Income (loss) from continuing operations	5,963	4,543	86,621	1,805	(98,197)	735
Income (loss) from discontinued operations, net of taxes	—	1,420	3,808	—	—	5,228
Net income (loss)	5,963	5,963	90,429	1,805	(98,197)	5,963
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	(1,953)	(3,745)	(2,173)	—	7,871	—
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,792	—	—	—	1,792
Currency translation adjustment	—	—	(1,572)	(2,173)	—	(3,745)
Comprehensive income (loss)	$4,010	$4,010	$86,684	$(368)	$(90,326)	$4,010

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended October 1, 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$7,129	$(98,875)	$117,744	$5,280	$—	$31,278
Net cash provided by operating activities of discontinued operations	—	2,884	4,719	—	—	7,603
Net cash provided by (used in) operating activities	7,129	(95,991)	122,463	5,280	—	38,881
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(59,719)	—	—	—	(59,719)
Capital expenditures	—	(6,753)	(3,507)	(538)	—	(10,798)
Proceeds from sale of property, plant and equipment	—	1,288	9,701	—	—	10,989
Intercompany note	—	5,600	—	—	(5,600)	—
Net cash (used in) provided by investing activities of continuing operations	—	(59,584)	6,194	(538)	(5,600)	(59,528)
Net cash used in investing activities of discontinued operations	—	(419)	—	—	—	(419)
Net cash (used in) provided by investing activities	—	(60,003)	6,194	(538)	(5,600)	(59,947)
Cash flows from financing activities:
Borrowings (Repayment) of Term Loan B due 2016	—	(2,850)	—	—	—	(2,850)
Repayments of other long-term debt	—	(14)	(4,491)	—	—	(4,505)
Purchase and retirement of common stock upon vesting of RSUs	(1,283)	—	—	—	—	(1,283)
Borrowings under revolving credit facility, net	—	—	—	—	—	—
Proceeds from exercise of stock options	350	—	—	—	—	350
Intercompany note	—	—	—	(5,600)	5,600	—
Intercompany advances	(6,196)	131,219	(125,067)	44	—	—
Net cash provided by (used in) financing activities	(7,129)	128,355	(129,558)	(5,556)	5,600	(8,288)
Effect of exchange rate changes on cash and cash equivalents	—	—	66	1,109	—	1,175
Net increase (decrease) in cash and cash equivalents	—	(27,639)	(835)	295	—	(28,179)
Cash and cash equivalents at beginning of period	—	46,882	1,010	1,864	—	49,756
Cash and cash equivalents at end of period	$—	$19,243	$175	$2,159	$—	$21,577

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we refer to as our 2011 Form 10-K. Item 7 of our 2011 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 29, 2012.

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

Print and Envelope. We are one of the leading commercial printers in North America and the largest envelope manufacturer. In August 2011, we added to our print and envelope business with the acquisition of Nesbitt Graphics, Inc., which we refer to as Nesbitt. In February 2011, we added to our print and envelope business with the acquisition of MeadWestvaco Corporation’s Envelope Product Group, which we refer to as EPG. Our print and envelope segment represents approximately 76.0% and 75.5% of our net sales for the three and nine months ended September 29, 2012, respectively.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 24.0% and 24.5% of our net sales for the three and nine months ended September 29, 2012, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and nine months ended September 29, 2012 and October 1, 2011 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three months ended October 1, 2011 include the operating results of Nesbitt for less than a full three months. Our results for the nine months ended October 1, 2011 include the operating results of EPG and Nesbitt for less than a full nine months.

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

2012 Overview

During the first nine months of 2012, our print and envelope operations have focused on completing the integration of EPG into our existing operations, mitigating the decline in direct mail sales due to our financial institution customers decreased demand for customer solicitations and mitigating the decline in our publisher services group revenue due to the decline in the circulation of journals and periodicals. We believe we will complete the integration of EPG into our existing operations by the end of 2012 and our efforts to mitigate sales declines have resulted in sales opportunities that should partly offset the decline in sales volumes attributable to direct mail and journals and periodicals.

During the first nine months of 2012, our label and packaging operations have focused on enhancing our e-commerce customer solutions, enhancing our long-run labels business with a focus on prime label capabilities and aligning our operating platform subsequent to the divestiture of two product lines in early 2012. We believe these efforts will provide greater sales opportunities for these businesses and provide focus on our growth business lines.

In addition to the operations focus noted above, we have been focused on our 2013 debt maturity. We began the year with a planned approach to eliminate this debt maturity and, to date, we have executed certain steps within that plan. To date, we have refinanced or paid down approximately 73% of this tranche and, most recently, we announced that we have been evaluating several alternatives to address the 2013 maturity by the end of 2012, including an unsecured loan. We expect to announce a solution shortly in regards to completing one of these alternative methods. For further discussion related our capital structure and activities taken in 2012 to address our 2013 debt maturity, see the Long-Term Debt section below.

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

In February of 2012, we completed the sale of our documents and forms business, which we refer to as the Documents Group. Net cash proceeds were approximately $35.5 million. The original sale price of $40.0 million was subject to working capital settlement negotiations, which were completed during the three months ended September 29, 2012, pursuant to the purchase and sale agreement. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of $4.7 million.

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

A summary of our condensed consolidated statements of operations is presented below.  The summary presents reported net sales and operating income. See Segment Operations below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the three and nine month periods ended September 29, 2012 and October 1, 2011 each consisted of 13 weeks and 39 weeks, respectively.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$451,274	$475,835	$1,345,764	$1,422,705
Operating income:
Print and envelope	$29,876	$29,888	$63,951	$75,262
Label and packaging	12,472	12,882	37,343	36,174
Corporate	(7,360)	(9,545)	(23,094)	(32,674)
Total operating income	34,988	33,225	78,200	78,762
Gain on bargain purchase	—	(641)	—	(11,720)
Interest expense, net	28,926	28,435	85,574	88,064
Loss on early extinguishment of debt, net	25	—	11,439	—
Other expense (income), net	491	(904)	(327)	(567)
Income (loss) from continuing operations before income taxes	5,546	6,335	(18,486)	2,985
Income tax expense (benefit)	888	5,061	(598)	2,250
Income (loss) income from continuing operations	4,658	1,274	(17,888)	735
(Loss) income from discontinued operations, net of taxes	(183)	1,531	(5,256)	5,228
Net income (loss)	$4,475	$2,805	$(23,144)	$5,963
Income (loss) per share—basic:
Continuing operations	$0.07	$0.02	$(0.28)	$0.01
Discontinued operations	—	0.02	(0.08)	0.08
Net income (loss)	$0.07	$0.04	$(0.36)	$0.09
Income (loss) per share – diluted:
Continuing operations	$0.06	$0.02	$(0.28)	$0.01
Discontinued operations	—	0.02	(0.08)	0.08
Net income (loss)	$0.06	$0.04	$(0.36)	$0.09

Net Sales

Net sales decreased $24.6 million, or 5.2%, in the third quarter of 2012, as compared to the third quarter of 2011, primarily due to lower sales from our print and envelope segment of $24.4 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales decreased $76.9 million, or 5.4%, in the first nine months of 2012, as compared to the first nine months of 2011, due to lower sales from our print and envelope segment of $74.7 million and our label and packaging segment of $2.3 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $1.8 million, or 5.3%, in the third quarter of 2012, as compared to the third quarter of 2011. This increase was primarily due to lower corporate expenses of $2.2 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income decreased $0.6 million, or 0.7%, in the first nine months of 2012, as compared to the first nine months of 2011. This decrease was primarily due to decreases from our print and envelope segment of $11.3 million, partially offset by lower corporate expenses of $9.6 million and increases in operating income from our label and packaging segment of $1.2 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During the third quarter and first nine months of 2011, in connection with the acquisition of EPG, we recognized a preliminary bargain purchase gain of approximately $0.6 million and $11.7 million, respectively.

Interest Expense

Interest expense increased $0.5 million to $28.9 million in the third quarter of 2012, as compared to $28.4 million in the third quarter of 2011. The increase is primarily due to an increase in weighted average interest rates due to our refinancing activities in 2012, offset by lower average outstanding debt balances as a result of debt repayments using cash flow from operations. Interest expense in the third quarter of 2012 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.2%, as compared to average outstanding debt of $1.4 billion and a weighted average interest rate of 7.9% in the third quarter of 2011.

Interest expense decreased $2.5 million to $85.6 million in the first nine months of 2012, as compared to $88.1 million in the first nine months of 2011. The decrease is primarily due to the lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and the proceeds from the sale of the Discontinued Operations, offset in part by higher interest expense as a result of our refinancing activities in 2012. Interest expense in the first nine months of 2012 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.1%, as compared to average outstanding debt of $1.4 billion and a weighted average interest rate of 8.0% in the first nine months of 2011.

Loss on Early Extinguishment of Debt

During the first nine months of 2012, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $13.8 million, of which $10.7 million relates to tender and consent fees paid to consenting lenders, $3.3 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment is partially offset by the gains on early extinguishment of debt of $2.4 million related to the repurchase of $198.3 million of our 7.875% Notes, $170.0 million of our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes, and $25.4 million of our 8.375% senior subordinated notes due 2014, which we refer to as the 8.375% Notes plus accrued and unpaid interest thereon.

Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)		(in thousands)
Income tax expense (benefit) from U.S. operations	$(20)	$4,620	$(1,939)	$633
Income tax expense from foreign operations	908	441	1,341	1,617
Income tax expense (benefit)	$888	$5,061	$(598)	$2,250
Effective income tax rate	16.0%	79.9%	3.2%	75.4%

In the third quarter of 2012, we had an income tax expense of $0.9 million, compared to an income tax expense of $5.1 million in the third quarter of 2011. The tax expense for the third quarter of 2012 primarily relates to income tax on our foreign operations. The tax expense for the third quarter of 2011 primarily relates to income taxes on our domestic operations. Our effective tax rate in the third quarter of 2012 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the quarter ended October 1, 2011 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

In the first nine months of 2012, we had an income tax benefit of $0.6 million, compared to an income tax expense of $2.3 million in the first nine months of 2011. The tax benefit for the first nine months of 2012 primarily relates to income taxes on our domestic operations. The income tax expense for the first nine months of 2011, primarily relates to income taxes on our foreign operations. Our effective tax rate in the first nine months of 2012 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. The income tax expense for the first nine months of 2011 includes income tax expense of $4.3 million related to our bargain purchase gain in connection with the acquisition of EPG. Our effective tax rate in the nine months ended October 1, 2011 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of September 29, 2012, the total valuation allowance on our net U.S. deferred tax assets was approximately $21.5 million.

(Loss) Income from Discontinued Operations, net of taxes
(Loss) income from discontinued operations represents the results of operations, including tax effects of our Discontinued Operations. The results for the third quarter of 2012 include the loss on sale of our Discontinued Operations of $0.2 million, net of a tax benefit of $0.1 million. Loss from discontinued operations was $0.2 million, net of a tax benefit of $0.1 million for the third quarter of 2012.
The results for the first nine months of 2012 include the loss on sale of our Discontinued Operations of $5.4 million, net of a tax benefit of $3.4 million. Income from discontinued operations of $0.3 million, net of taxes of $0.1 million for the first nine months of 2012, include the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income.

Print and Envelope

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)		(in thousands)
Segment net sales	$343,012	$367,454	$1,016,332	$1,090,999
Segment operating income	$29,876	$29,888	$63,951	$75,262
Operating income margin	8.7%	8.1%	6.3%	6.9%
Restructuring, impairment and other charges	$3,490	$4,223	$21,247	$12,554

Segment Net Sales

Segment net sales for our print and envelope segment decreased $24.4 million, or 6.7%, in the third quarter of 2012, as compared to the third quarter of 2011. Net sales for our envelope operations decreased $19.2 million primarily due to: (i) lower sales volumes from our direct mail customers, primarily financial institutions, related to lower demand for customer solicitations and (ii) lower sales volumes from our office product customers due to our decision to exit lower margin business. Net sales for our commercial printing operations declined $5.2 million, primarily due to: (i) lower sales volumes due to the closure and consolidation of a print plant into our existing operations and continued declines in the circulation of journals and periodicals, and (ii) lower sales due to price pressures that continue to exist within the print industry, offset slightly by higher sales from the integration of Nesbitt into our operations, as Nesbitt was not included in our results for a full three months in the third quarter of 2011.

Segment net sales for our print and envelope segment decreased $74.7 million, or 6.8%, in the first nine months of 2012, as compared to the first nine months of 2011. Net sales for our commercial printing operations declined $39.4 million, primarily due to: (i) lower sales volumes due to the closure and consolidation of a print plant into our existing operations, customer product launches that occurred in the first nine months of 2011, but did not repeat in the first nine months of 2012 and continued declines in the circulation of journals and periodicals, and (ii) lower sales due to price pressures that continue to exist within the print industry, offset slightly by higher sales from the integration of Nesbitt into our operations, as Nesbitt was not included in our results for a full nine months in 2011. Net sales of our envelope operations decreased $35.3 million primarily due to: (i) lower sales volumes from our direct mail customers, primarily financial institutions, related to lower demand for customer solicitations and (ii) lower sales volumes from our office product customers due to our decision to exit certain lower margin business. These decreases in our envelope net sales were offset by: (i) higher sales from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results for a full nine months in 2011, and (ii) higher sales due to our ability to pass along material price increases to our customers.

Segment Operating Income

Segment operating income for our print and envelope segment decreased less than $0.1 million, or 0.1%, in the third quarter of 2012, as compared to the third quarter of 2011. This decrease was primarily due to lower gross margins of $6.7 million, primarily due to increased pension expense, lower byproduct recoveries and continued price pressures, substantially offset by: (i) lower selling, general and administrative expenses of $5.9 million, primarily due to lower commission expense and a lower cost structure due to the integration of EPG into our existing envelope operations, and (ii) lower restructuring, impairment and other charges of $0.7 million.

Segment operating income for our print and envelope segment decreased $11.3 million, or 15.0%, in the first nine months of 2012, as compared to the first nine months of 2011. This decrease was primarily due to: (i) lower gross margins of $17.5 million, primarily due to increased pension expense, lower byproduct recoveries and continued price pressures, and (ii) higher restructuring, impairment and other charges of $8.7 million, primarily due to the closure and consolidation of a print plant and an envelope plant into our existing operations. These decreases were offset in part by lower selling, general and administrative expenses of $15.0 million, primarily due to lower commission expense and a lower cost structure due to the integration of EPG into our existing envelope operations.

Label and Packaging

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)		(in thousands)
Segment net sales	$108,262	$108,381	$329,432	$331,706
Segment operating income	$12,472	$12,882	$37,343	$36,174
Operating income margin	11.5%	11.9%	11.3%	10.9%
Restructuring, impairment and other charges	$651	$355	$1,153	$1,177

Segment Net Sales

Segment net sales for our label and packaging segment decreased $0.1 million, or 0.1%, in the third quarter of 2012, as compared to the third quarter of 2011. Net sales from our packaging operations decreased $0.8 million, primarily due to our decision to exit certain low margin customer accounts, offset in part by new sales opportunities and our ability to pass along material price increases to our customers. Net sales from our label operations increased $0.7 million, primarily due to increased sales from our custom label business, primarily due to initiatives taken to enhance our e-commerce solution for our customers, offset in part by our decision to exit certain low margin business within our long-run label customer accounts.

Segment net sales for our label and packaging segment decreased $2.3 million, or 0.7%, in the first nine months of 2012, as compared to the first nine months of 2011. Net sales from our label operations declined $1.9 million, primarily due to our decision to exit certain low margin business within our long-run label customer accounts, offset in part by increased sales from our custom label business, primarily due to initiatives taken to enhance our e-commerce solution for our customers. Net sales from our packaging operations decreased $0.3 million, primarily due to lower sales due to our decision to exit certain low margin customer accounts, offset in part by our ability to pass along material price increases to our customers.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $0.4 million, or 3.2%, in the third quarter of 2012, as compared to the third quarter of 2011. This decrease was primarily due to higher restructuring, impairment and other charges of $0.3 million.

Segment operating income for our label and packaging segment increased $1.2 million, or 3.2%, in the first nine months of 2012, as compared to the first nine months of 2011. This increase was due to increased gross margins of $0.8 million, primarily due to increased margins in our packaging segment due to our decision to exit certain low margin customer accounts, offset by margin decline in our labels operations due to increased pension expense, and (ii) lower selling, general and administrative expenses of $0.2 million due to cost savings initiatives executed in 2011.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower by $2.2 million, or 22.9% in the third quarter of 2012, as compared to the third quarter of 2011, primarily due to lower compensation related expenses. Corporate expenses were lower by $9.6 million, or 29.3%, in the first nine months of 2012, as compared to the first nine months of 2011, primarily due to lower compensation related expenses.

Restructuring, Impairment and Other Charges

During the first nine months of 2012, we continued the integration of our EPG acquisition and announced the closure and consolidation of a manufacturing facility. We also announced the closure and consolidation of a print plant into our existing print operations. Additionally, we began implementing a cost savings initiative, which collectively with the print plant closure and consolidation, we refer to as the 2012 Plan. The cost saving initiative is primarily focused on our print and envelope segment and our corporate expenses. This initiative will focus on consolidation of office and warehouse space and other overhead cost elimination plans, including targeted headcount reductions of approximately 700 employees.

During the third quarter of 2012, as a result of the 2012 Plan, our EPG integration plan and our residual restructuring and cost savings actions, we incurred $4.2 million of restructuring, impairment and other charges, which included $2.6 million of employee separation costs, asset impairments, net of $0.8 million, equipment moving expenses of $0.1 million, lease termination expenses of $0.1 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $0.4 million. During the third quarter of 2011, as a result of our EPG integration plan and residual restructuring and cost savings actions, we incurred $4.7 million of restructuring, impairment and other charges, which included $1.3 million of employee separation costs, asset impairments, net of $0.2 million, equipment moving expenses of $0.6 million, lease termination expenses of $0.6 million, multi-employer pension withdrawal expenses of $1.4 million and building clean-up and other expenses of $0.8 million.

During the first nine months of 2012, as a result of the 2012 Plan, our EPG integration plan and our residual restructuring and cost savings actions, we incurred $22.6 million of restructuring, impairment and other charges, which included $5.9 million of employee separation costs, asset impairments, net of $7.5 million, equipment moving expenses of $0.7 million, lease termination expenses of $0.8 million, multi-employer pension withdrawal expenses of $5.1 million and building clean-up and other expenses of $2.6 million. During the first nine months of 2011, as a result of our EPG integration plan and residual restructuring and cost savings actions, we incurred $14.0 million of restructuring, impairment and other charges, which included $3.3 million of employee separation costs, asset impairments, net of $2.7 million, equipment moving expenses of $2.2 million, lease termination expenses of $1.5 million, multi-employer pension withdrawal expenses of $1.4 million and building clean-up and other expenses of $2.8 million.

As of the quarter ended September 29, 2012, our total restructuring liability was $31.5 million, of which $6.1 million is included in other current liabilities and $25.3 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $25.6 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $23.4 million in the first nine months of 2012, which was primarily due to our net loss adjusted for non-cash items of $60.8 million, offset by a use of working capital of $24.7 million and pension and post-retirement plan contributions, net of pension expense, of $11.5 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement, and (ii) a decrease in accounts payable due to the timing of vendor payments. These uses of working capital were offset in part by a decrease in accounts receivables due to the timing of collections from and sales to our customers.

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

Net cash provided by operating activities of continuing operations was $31.3 million in the first nine months of 2011, which was primarily due to our net income adjusted for non-cash items of $59.0 million, offset by a use of working capital of $9.2 million and pension and post-retirement plan contributions, net of pension expense, of $16.7 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of customer related payments, and (ii) an increase in our accounts receivables due to the timing of collections from and sales to our customers. These decreases were offset in part by: (i) an increase in accounts payable due to the timing of vendor payments, and (ii) a decrease in our inventories primarily due to our inventory management initiative, which began in the third quarter of 2011.

Net Cash (Used in) Provided by Operating Activities of Discontinued Operations. Represents the net cash (used in) provided by the Discontinued Operations operating activities.

Net Cash Used in Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $12.2 million in the first nine months of 2012, primarily resulting from capital expenditures of $15.6 million and $0.6 million of cash consideration for the acquisition of Nesbitt related to working capital settlement provisions. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $2.3 million and proceeds received from the sale of an intangible asset of $1.7 million.

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

Net cash used in investing activities of continuing operations was $59.5 million in the first nine months of 2011, primarily resulting from $59.7 million of cash consideration for the acquisitions of EPG and Nesbitt and capital expenditures of $10.8 million, offset in part by $11.0 million of proceeds from the sale of property, plant and equipment.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) Discontinued Operations related to investing activities. In the first nine months of 2012, the cash provided by discontinued investing activities relates to net cash proceeds of $39.9 million from the sale of the Discontinued Operations.

Net Cash Used In Financing Activities of Continuing Operations. Net cash used in financing activities of continuing operations was $52.5 million in the first nine months of 2012, primarily due to refinancing activities, including the issuance of $65 million aggregate principal amount of an additional term loan, which we refer to as the Term Loan Add-On, the repayment of $45.1 million of term loans primarily as a result of the excess cash flow sweep feature and the open market repurchases and retirements of our 7.875% Notes, 10.5% Notes and 8.375% Notes, of approximately $79.8 million, $5.0 million and $2.0 million, respectively, for $77.9 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest. These refinancing activities also included: (i) the repayment of $118.4 million of our 7.875% Notes, $165.0 million of our 10.5% Notes, and $23.2 million of our 8.375% Notes, (ii) the payment of $30.0 million of tender and consent fees and related transaction costs, (iii) the issuance of our $225.0 million 11.5% senior notes due 2017, which we refer to as the 11.5% Notes with an original issuance discount of $8.3 million, and (iv) the issuance of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes. These decreases were offset by (i) proceeds from the issuance of our 11.5% Notes (ii) proceeds from the issuance of our 7% Notes, and (iii) borrowings under our revolving credit facility.

Net cash used in financing activities of continuing operations was $8.3 million in the first nine months of 2011, primarily due to repayments of our other long-term debt of $4.5 million and our Term Loan B due 2016 of $2.9 million.

Net Cash Used in Financing Activities of Discontinued Operations. Represents the net cash used in Discontinued Operations related to financing activities. In the first nine months of 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our 2010 Credit Facilities of $1.7 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of September 29, 2012, a decrease of $29.5 million from December 31, 2011. As of September 29, 2012, approximately 66% of our debt outstanding was subject to fixed interest rates. As of November 6, 2012, we had approximately $26.0 million borrowing availability under our 2010 Revolving Credit Facility. From time to time we may seek to refinance our debt obligations as business needs and market conditions warrant.

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

On March 28, 2012, we issued $225 million aggregate principal amount of our 11.5% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $7.6 million remains unamortized as of September 29, 2012. The 11.5% Notes were issued pursuant to an indenture, which we refer to as the 11.5% Indenture, among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. We will pay interest on the 11.5% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by us and substantially all of our existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt. We may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100.0% to approximately 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. We may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11.5% Notes has the right to require us to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill our registration rights obligations, on May 10, 2012, we launched a registered exchange offer, which we refer to as the Exchange Offer, to exchange any and all of our unregistered 11.5% Notes for publicly tradeable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes. The Exchange Offer expired on June 18, 2012.

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

In the third quarter of 2012, we purchased in the open market approximately $16.0 million of our 7.875% Notes and retired them for $16.2 million including accrued and unpaid interest. In connection with the retirement, we wrote-off of $0.1 million of unamortized debt issuance costs. Since September 29, 2012, we have purchased an additional $1.0 million of 7.875% Notes and retired them for $1.0 million including accrued and unpaid interest. In the second quarter of 2012, we purchased in the open market approximately $50.0 million of our 7.875% Notes and retired them for $49.5 million including accrued and unpaid interest. In connection with the retirement, we recorded a gain on early extinguishment of debt of $0.3 million, which includes the write-off of $0.1 million of unamortized debt issuance costs. In the first quarter of 2012 and prior to launching tender offers for our 7.875% Notes, 10.5% Notes and 8.375% Notes, we purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of our 7.875% Notes, 10.5% Notes and 8.375% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, including accrued and unpaid interest.

We expect to continue to repurchase the 7.875% Notes throughout the remainder of this year and into 2013. Per our 2010 Credit Facilities agreement, if on June 1, 2013 any of our 7.875% Notes remain outstanding, then all loans under the 2010 Credit Facilities, including our 2010 Revolving Credit Facility, our Term Loan B and our Term Loan Add-On, will mature on September 2, 2013. We announced that we have been evaluating several alternatives to address the 2013 maturity by the end of 2012, including an unsecured loan. We expect to finalize this process shortly and expect to announce a solution at that time. If we do not complete these transactions, we believe that our cash flow generation, the availability on our revolving credit facility and proceeds from the sale of real estate and non-core product lines currently being marketed by us, will be sufficient to address the remaining 7.875% Notes maturity.

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

As of September 29, 2012, we were in compliance with all debt agreement covenants.

Letters of Credit

On September 29, 2012, we had outstanding letters of credit of approximately $19.8 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	2010 Credit Facilities	8.875% Notes	11.5% Notes	7.875% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa2	Caa2	Negative	July 2012
Standard & Poor’s	B	BB-	B-	CCC+	CCC+	Negative	October 2012
In July 2012, Moody's Investors Services, which we refer to as Moody's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8.875% Notes, 11.5% Notes, and 7.875% Notes. The detail of our current ratings have been provided in the table above. In October 2012, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8.875% Notes, 11.5% Notes and 7.875% Notes. The detail of our current ratings have been provided in the table above.
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

As of September 29, 2012, we had variable rate debt outstanding of $418.8 million. Our Term Loan B is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 1.5%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and nine months ended September 29, 2012, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2.1 million and $6.4 million, respectively, and operating income of approximately $0.2 million and $0.5 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 29, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 29, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September of 2011, we reached an agreement with all defendants to settle all controversies and disputes and agreed to dismiss all claims against the defendants with prejudice in connection with a civil litigation filed in Minneapolis, Minnesota. This settlement was received in the third quarter of 2011.
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

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

________________________
+Management contract or compensatory plan or arrangement.
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2012.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)