Form 10-K
period 2012-12-29
CENVEO, INC
filed 2013-03-04
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $99,665,876 based on the closing sale price as reported on the New York Stock Exchange.
As of February 25, 2013, the registrant had 63,856,375 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 1, 2013.

CENVEO, INC. AND SUBSIDIARIES

PART I
Item 1.  Business
Overview
We are a diversified manufacturing company focused on print related products. Our broad portfolio of products includes commercial printing, envelope converting, label manufacturing and specialty packaging production. We operate a primarily domestic network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. We are the successor to Mail-Well, Inc. and were re-incorporated in Colorado in 1997.

In the first quarter of 2012, we realigned our reportable segments as a result of the sale of non-core businesses combined with the realignment of management responsibilities. Previously, we reported our segments as envelopes, forms and labels and commercial printing. Beginning January 1, 2012, we realigned our segments into two complementary reportable segments: the print and envelope segment and the label and packaging segment.
Our Products and Offerings
Print and Envelope
Our print and envelope segment operates 48 manufacturing facilities in North America and India. Print and envelope had net sales of $1,362.0 million, $1,467.6 million and $1,272.3 million and operating income (loss) of $94.2 million, $110.3 million and $(114.3) million, in 2012, 2011 and 2010, respectively. Total assets for print and envelope were $796.7 million, $867.3 million and $842.5 million, as of the years ended 2012, 2011 and 2010, respectively. Our print and envelope segment represented approximately 75.8% of our consolidated net sales for the year ended 2012.
Our print and envelope segment serves customers ranging from Fortune 50 companies to middle market and small companies operating in niche markets.  This segment primarily caters to the consumer products, financial services, travel and leisure, telecommunications and managed healthcare industries.
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
Label and Packaging
Our label and packaging segment operates 15 manufacturing facilities in the United States and Latin America. Label and packaging had net sales of $435.6 million, $441.6 million and $436.3 million and operating income of $49.8 million, $50.6 million and $34.1 million in 2012, 2011 and 2010, respectively. Total assets for label and packaging were $327.7 million, $392.4 million and $447.9 million, as of the years ended 2012, 2011 and 2010, respectively. Our label and packaging segment represented approximately 24.2% of our consolidated net sales for the year ended 2012.
Our label and packaging segment serves customers ranging from multinational, national, middle market and small companies serving niche markets and resale customers.

We produce a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We also provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customer accounts. We also produce pressure-sensitive prescription labels for the retail pharmacy chain market. We produce premium high quality promotional packaging offerings including, folded carton and full body shrink sleeves. Our primary customers for our specialty packaging products are pharmaceutical, apparel, tobacco, neutraceutical and other large multinational consumer product companies.

The primary methods of distribution of the principal products for our two segments are by direct shipment via express mail, the United States postal system or freight carriers.

Acquisitions and Divestitures
Acquisitions
In August of 2011, we completed the acquisition of Nesbitt Graphics, Inc., which we refer to as Nesbitt. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance our content management operations. In February of 2011, we acquired the assets of MeadWestvaco's Envelope Product Group, which we refer to as EPG. EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets. We believe EPG strengthened our envelope operations and has provided manufacturing efficiencies given EPG's asset base and geographic overlap of facilities between EPG and our pre-existing envelope operations.
In November of 2010, we completed the acquisition of Impaxx, Inc., the sole owner of CMS Gilbreth Packaging Solutions, Inc., which we refer to as Gilbreth. Gilbreth utilizes specialized printing technologies as a manufacturer and marketer of full body shrink sleeves and tamper evident neck bands. The acquisition of Gilbreth expands our label product portfolio and allowed us to internally produce product that we historically had to purchase from an outsourced partner. In May of 2010, we completed the acquisition of Glyph International and its subsidiaries, which we refer to as Glyph, which we believe enhanced our content management operations. In February of 2010, we completed the acquisition of Clixx Direct Marketing Services, Inc., which we refer to as Clixx. Clixx has provided our Canadian print operations with end-of-production capabilities that we previously lacked.

Divestitures

In February of 2012, we completed the sale of our documents and forms business, which we refer to as the Documents Group. Net cash proceeds were approximately $35.5 million. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of approximately $4.7 million. We believe these divestitures were no longer core businesses within our manufacturing platform as we look to realign our revenue base.

Our Business Strategy

Our business strategy has been and continues to be focused on pursuing strategic acquisitions, improving our cost structure and providing a diverse quality product offering portfolio to our customers. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost producer focus and deliver quality product offerings to our customers.
Pursue Strategic Acquisitions
We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions. Our acquisition strategy is focused on product expansion or expanding our position in the current markets that we operate. We believe this focused approach to acquisitions will allow us to grow at a faster pace than the broader industries in which we do business and continue to leverage our competitive advantage by utilizing our existing infrastructure, operating expertise and customer relationships. We intend to continue practicing acquisition disciplines and pursuing opportunities for greater expected profitability and cash flow or improved operating efficiencies, such as increased utilization of our manufacturing assets. We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities.
Improve our Cost Structure
We regularly assess our operations with a view toward eliminating operations that are not aligned with our core operations or are underperforming. Over the past seven years, we have initiated cost savings, restructuring and acquisition integration plans that have included the closure of a significant number of manufacturing facilities throughout our operating platform and a significant number of headcount reductions. We continue to work with our core suppliers to improve all aspects of our purchasing spend and other logistical capabilities as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors.
Provide Quality Product Offerings
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

Our Industry

The overall industry for print related products is highly fragmented with excess capacity. We face price sensitivity and price pressures in many of our businesses. The information set forth below is applicable to the operating environments within our segments:

Raw Materials

The primary materials used in our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs.  We purchase these materials from a number of key suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for our operations, though, in times of limited supply, we have occasionally experienced minor delays in delivery.  We believe that we purchase our materials and supplies at competitive prices primarily due to the size and scope of our purchasing power; however, many of our businesses experience pricing pressure related to increases in the cost of materials used in the production of our products.

While we expect to continue to be able to pass along to our customers a substantial portion of the raw materials price increase, any price increase passed along carries the risk of an offsetting decrease in demand for our products.

Patents, Trademarks and Trade Names
Our sales do not materially depend upon any single patent or group of related patents; however we do market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2013 and 2032 and our trademarks expire between 2013 and 2027. Our sales do not materially depend upon any single patent or group of related patents.

Seasonality
Our envelope and print businesses have historically experienced seasonality with a higher percentage of volume of products being sold in the third and fourth quarters of the year primarily related to holiday purchases, back to school campaigns and customer product launches. However, a number of our products may experience seasonal variations from time to time due to the nature of our customers and their business needs.
Our label and packaging businesses have historically experienced seasonal variations for a number of reasons. Our custom label products have historically experienced an increase to net sales during the first and second quarters of the year primarily resulting from the release of our product catalogs to the trade channel customers and our customers' spring advertising campaigns. Our prescription label products have historically experienced seasonality in net sales due to cold and flu seasons generally concentrated in the fourth and first quarters of the year. Our shipping label products have historically experienced seasonality in the fourth quarter as a result of holiday shopping. Our packaging products have historically experienced seasonality in the fourth quarter as a result of customers changing their folded carton boxes and shrink sleeve wraps to reflect the holiday season.
As a result of these seasonal variations, some of our operations operate at or near capacity at certain times throughout the year.

Backlog

Backlog generally is not considered a significant factor in our business due to the relatively short delivery periods and frequent inventory turnover that many of our businesses experience. Our backlog of customer orders to be produced or shipped was approximately $99.6 million and $113.7 million as of the years ended 2012 and 2011, respectively.

Competition
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

Employees
We employed approximately 7,600 people worldwide as of the year ended 2012, approximately 19% of whom were members of various local labor unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe that no single collective bargaining agreement is material to our operations as a whole.

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

Executive Officers
The following presents a list of our executive officers, their age, present position, the year elected to their present position and other positions they have held during the past seven years.  Robert G. Burton, Jr. is the son of Robert G. Burton, Sr. There are no undisclosed arrangements or understandings pursuant to which any person was selected as an officer. This information is presented as of the date of the Form 10-K filing.

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	72	Chairman and Chief Executive Officer	2005
Robert G. Burton, Jr.	37	President	2011
Scott J. Goodwin	35	Chief Financial Officer	2012
Mark S. Hiltwein	49	President, Envelope Operations	2012
Harry R. Vinson	52	President, Commercial Print Operations	2012
Dean E. Cherry	52	President, Global Strategic Sourcing	2013
Ian R. Scheinmann	44	Senior Vice President, Legal Affairs	2010

Robert G. Burton, Sr.  Mr. Burton, 72, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company that invests in manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President, and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President, and Chief Executive Officer of World Color Press, Inc., a $3.0 billion diversified printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.
Robert G. Burton, Jr. Mr. Burton, Jr., 37, has served as Cenveo’s President since August 10, 2011. From December 2010 to August 2011, Mr. Burton was President of Corporate Operations, with a primary focus on M&A, Treasury, IT, Human Resources, Legal and Investor Relations. From September 2005 to December 2010, Mr. Burton was EVP of Investor Relations, Treasury, HR and Legal at Cenveo. He has been a member of the Chairman’s Executive Committee since joining Cenveo. From 2004 to 2005, Mr. Burton was also President of Burton Capital Management, LLC and was the primary investment officer before he joined Cenveo on September 12, 2005. Mr. Burton has over 16 years of business experience as an Investor Relations, M&A and financial professional. Mr. Burton also served as the Senior Vice President, Investor Relations and Corporate Communications for Moore Wallace Incorporated (and its predecessor, Moore Corporation) from December 2001 to May 2003. Mr. Burton served as Vice President, Investor Relations of Walter Industries in 2000. From 1996 through December 1999, Mr. Burton held various management positions at World Color Press, Inc., including Vice President, Investor Relations. Mr. Burton earned a Bachelor of Arts degree from Vanderbilt University.

Scott J. Goodwin. Mr. Goodwin, 35, has served as Cenveo's Chief Financial Officer since August 2012 and was Chief Accounting Officer from April 2012 to August 2012.  From June 2009 to April 2012, Mr. Goodwin served as Cenveo's Corporate Controller. Mr. Goodwin joined Cenveo as its Assistant Corporate Controller in June 2006.  Prior to joining Cenveo, Mr. Goodwin spent seven years in public accounting at Deloitte & Touche LLP.  Mr. Goodwin is a Certified Public Accountant and received his degree in accounting from The Citadel.
Mark S. Hiltwein. Mr. Hiltwein, 49, has served as Cenveo's President, Envelope Operations since August 2012. Mr. Hiltwein was Cenveo's Chief Financial Officer from December 2009 to August 2012 and was Chief Financial Officer from July 2007 to June 2009.  From June 2009 to December 2009, Mr. Hiltwein served as Cenveo's President and Field Sales Manager.  From July 2005 to July 2007, he was President of Smartshipper.com, an online third party logistics company.  From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company.  Prior to that, he served as Senior Vice President and Controller from December 2000 to February 2002.  Mr. Hiltwein has served in a number of financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, including Chief Financial Officer from 1997 through 2000.  Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department. Mr. Hiltwein received his Bachelor's degree in accounting from Kean University and he is a CPA.
Harry R. Vinson.   Mr. Vinson, 52, has served as Cenveo's President Commercial Print Operations since August 2012. Mr. Vinson served as Cenveo's President Envelope and Commercial Print Operations from January 2012 to August 2012. He took on the added responsibility for the envelope, Wisco and NIC divisions, while relinquishing the responsibility of the Global Packaging Division. In October of 2009, he took on the added responsibility of Cenveo's Commercial Print Group after having the Global Packaging Group responsibility added in December of 2008.  From March to December of 2007, Mr. Vinson was Cenveo's Executive Vice President of the Cadmus Publisher Services Group.  Prior to his role at Cadmus Publisher Services Group, Mr. Vinson was Cenveo's Senior Vice President, Purchasing and Logistics from September 2005 to March 2007.  From October 2003 until September 2005, he was the General Manager of Central Region Sheetfed Operations of MAN Roland, a printing press manufacturer.  From February 2002 until July 2003, Mr. Vinson served as Senior Vice President and General Manager of the Publication and Directory Group at Moore Wallace (formerly Moore Corporation Limited).  From February 1990 until February 2002, he served in various senior sales positions at Quebecor World (formerly World Color Press). Mr. Vinson is a graduate of Murray State University with a Bachelor of Science in print management and a minor in marketing.

Dean E. Cherry. Mr. Cherry, 52, has been Cenveo's President Global Strategic Sourcing since January 2013. He had been Cenveo's Executive Vice President, Operations since November 2011. He was previously Cenveo's President Envelope Operations from February 2010 to November 2011. From July 2009 to February 2010 he was Executive Vice President. From June 2008 through June 2009, Mr. Cherry served as President of our Envelope, Commercial Print and Packaging Operations. From February 1, 2008 to June 1, 2008, he was our President of Envelope Operations.  Since October 2006, Mr. Cherry was a private investor in Renovatio Ventures, LLC.  From 2004 to 2006, he was Group President of Short-Run Commercial, and Group President of Integrated Print Communications and Global Solutions, a $4.5 billion division of RR Donnelley & Sons, Inc. In this position,

Mr. Cherry had global P&L responsibility for Direct Mail, Commercial Print, Global Capital Markets, Business Communication Services, Forms and Labels, Astron (outsourcing) and Latin America.  From 2001 to 2004, he held the positions of President, International and Subsidiary Operations and President, Commercial and Subsidiary Operations, for Moore Corporation Limited, a division of RR Donnelley. From 1991 to 1998 he held the following positions at World Color Press, Inc.:  1991 to 1993 Vice President, Operations; 1993 to 1994 Vice President, Regional Plant Manager; 1994 to 1996 Executive Vice President and Senior Vice President, Operations; 1997 to 1998 Executive Vice President, Investor Relations and Corporate Communications.  From 1985 to 1991, he held various financial positions at Capital Cities/ABC Publishing division including Vice President, Finance and Operations.  Mr. Cherry is a member of University's Dean's Advisory Council for the College of Business of Murray State University, and a Trustee for the Murray State University Foundation.
Ian R. Scheinmann. Mr. Scheinmann, 44, has served as Cenveo’s Senior Vice President, Legal Affairs since August 2010. From May 2010 until August 2010, he served as Cenveo’s in-house real estate counsel.  Prior to joining Cenveo, Mr. Scheinmann was Cenveo’s outside real estate counsel as a member of Rudoler & DeRosa, LLC where his practice covered a wide range of real estate and business transactions.  Prior to joining Rudoler & DeRosa, Mr. Scheinmann was a real estate shareholder with Greenberg Traurig, LLP from August 2002 until March 2009. From 1995 until 2002, he was engaged in private practice with (i) Dilworth Paxson, LLP (September 2000 until July 2002), (ii) Anderson, Kill and Olick, P.C. (November 1996 until May 2000) and (iii) Weiner Lesniak (October 1995 until October 1996).  Mr. Scheinmann received his B.S.B.A. from the John M. Olin School of Business at Washington University, St. Louis, Missouri and his J.D. with honors from Seton Hall University School of Law.

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

Available Information
Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website. In May 2012, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for our year ended 2011 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.
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
We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of our year ended 2012, our total indebtedness was approximately $1.2 billion.  Our level of indebtedness could affect our future operations, for example by:

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
Our senior note, senior exchangeable note and senior second lien note indentures, along with our senior secured credit facility agreement and our senior unsecured credit facility agreement, contain various covenants that limit our ability to, among other things:

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

These restrictions could limit our ability to obtain future financing, make acquisitions or incur needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our senior secured credit facility also contains a schedule of financial ratios including a minimum interest coverage ratio that we must comply with on a quarterly basis, and maximum first lien leverage ratio and consolidated leverage ratio that we must be in compliance with at all times. Our ability to meet these financial ratios may be affected by events beyond our control, such as further deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis. Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts, and could result in a default under our senior secured credit facility. A default could cause the indebtedness outstanding under the senior secured credit facility and, by reason of cross-acceleration or cross-default provisions, the senior subordinated, senior and senior second lien notes, the senior unsecured credit facility and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our senior secured credit facility and senior second lien indenture could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness. If the lenders under our senior secured credit facility agreement and/or our senior second lien indenture were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.
There are additional borrowings available to us that could further exacerbate our risk exposure from debt.
Despite current indebtedness levels, we may incur substantial additional indebtedness in the future. Our senior secured credit facility, senior unsecured credit facility and senior, senior exchangeable and senior second lien notes indentures and our other debt instruments limit, but do not prohibit, us from incurring additional debt. If we incur additional debt above our current outstanding levels, the risks associated with our substantial leverage would increase.
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
The industries in which we compete are highly competitive and extremely fragmented.  In the commercial printing market, we compete against a few large, diversified and financially stronger printing companies, as well as smaller regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality.  In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets. We believe there currently is excess capacity in the industries in which we operate, which has resulted in substantial price competition that may continue as customers put product work out for competitive bid.  We are constantly seeking ways to reduce our costs, become more efficient and attract customers.  We cannot, however, be certain that these efforts will be successful or that our competitors will not be more successful in their similar efforts.  If we fail to reduce costs and increase productivity, or to meet customer demand for new value-added products, services or technologies, we may face decreased revenues and profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.
The printing business we compete in generally does not have long-term customer agreements, and our printing operations may be subject to quarterly and cyclical fluctuations.

The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts.  A significant portion of our customers are not contractually obligated to purchase products or services from us.  Most customer orders are for specific printing jobs, and repeat business largely depends on our customers’ satisfaction with our work product.  Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our operations in any given quarter.  We depend to some extent on sales to certain industries, such as the financial services, advertising, pharmaceutical, automotive and office products industries.  To the extent these industries experience downturns, the results of our operations may be adversely affected.
Factors affecting the United States Postal Service can impact demand for our products.
Postal costs are a significant component of many of our customers’ cost structure. Historically, increases in postal rates have resulted in reductions in the volume of mail sent, including direct mail, which is a meaningful portion of our envelope volume. As postal rate increases in the United States are outside our control, we can provide no assurance that any future increases in United States postal rates will not have a negative effect on the level of mail sent or the volume of envelopes purchased.  Additionally, the United States Postal Service has also indicated the potential need to reduce delivery days from six to five.  We can provide no assurance that such a change would not impact our customers’ decisions to use direct mail products, which may in turn cause a decrease in our revenues and profitability; however, we do not expect such an impact.
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
Increases in paper costs and any decreases in the availability of our raw materials could have a material effect on our business.
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
We depend on good labor relations.
As of our year ended 2012, we have approximately 7,600 employees worldwide, of which approximately 19% of our employees are members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.
Environmental laws may affect our business.

Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharge, waste generation, handling, management and disposal, and remediation of contaminated sites. Currently unknown environmental conditions or matters at our existing and prior facilities, new laws and regulations, or stricter interpretations of existing laws and regulations could result in increased compliance or remediation costs that, if substantial, could have a material effect on our business or operations in the future.
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
We are increasingly dependent on information technology systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We use information systems to support decision making and to monitor business performance. Our information technology systems depend on global communications providers, telephone systems, hardware, software and other aspects of internet infrastructure that can experience significant system failures and outages.  Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures and similar events.  Despite the implementation of network security measures, our systems are vulnerable to computer viruses and similar disruptions from unauthorized tampering with our systems.  The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or provide management with accurate financial and operational information essential for making decisions at various levels of management.
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

Item 1B.   Unresolved Staff Comments
None

Item 2. Properties
We currently occupy 63 manufacturing facilities, primarily in North America, of which 21 are owned and 42 are leased. In addition to on-site storage at these facilities, we store products in seven warehouses, all of which are leased, and we have five leased sales offices. We have two distribution facilities. In 2012, we ceased operations in four facilities; of which two facility leases expired and two facilities were sold. We lease our corporate headquarters space in Stamford, Connecticut. We believe that we have adequate facilities to conduct our current and future operations.

Item 3. Legal Proceedings

From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material effect on our consolidated financial statements.
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
Our Common Stock is traded on the New York Stock Exchange, which we refer to as NYSE under the symbol “CVO.” As of February 6, 2013 there were 599 shareholders of record and, as of that date, we estimate that there were approximately 10,167 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the high and low closing prices for our Common Stock as reported by the NYSE:

2012	High	Low
First Quarter	$5.23	$3.13
Second Quarter	3.51	1.57
Third Quarter	2.44	1.80
Fourth Quarter	2.70	1.90

2011	High	Low
First Quarter	$6.76	$5.18
Second Quarter	6.75	5.83
Third Quarter	6.48	3.01
Fourth Quarter	3.92	2.74
We have not paid a dividend on our Common Stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a significant portion of our debt obligations limit our ability to pay Common Stock dividends.
See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our stock compensation plans. Compensation information required by Item II will be presented in our 2013 definitive proxy statement, which is incorporated herein by reference.

The graph below compares five-year returns of our Common Stock with those of the S&P 500 Index and the S&P 1500 Commercial Printing Index. The graph assumes that $100 was invested as of our year ended 2007 in each of our Common Stock, the S&P 500 Index, and the S&P 1500 Commercial Printing Index and that all dividends were reinvested. The S&P 1500 Commercial Printing Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the commercial printing sector.

	Years Ended
	2007	2008	2009	2010	2011	2012
Cenveo	100.00	25.47	50.08	30.56	19.46	15.45
S&P 500 Index	100.00	63.00	79.67	91.67	93.60	108.58
S&P 1500 Commercial Printing Index	100.00	41.20	62.92	63.59	59.21	53.52

Years Ended
200
100
0
2007
2008
2009
2010
2011
2012
Cenveo
S&P 500 Index

Item 6.  Selected Financial Data
The following table sets forth our selected financial and operating data for the years ended December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010 and January 3, 2009, which we refer to as the years ended 2012, 2011, 2010, 2009 and 2008, respectively.
The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the SEC.
CENVEO, INC. AND SUBSIDIARIES (in thousands, except per share data)

	Years Ended
Statement of Operations:	2012		2011		2010		2009	2008
Net sales	$1,797,582		$1,909,187		$1,708,529		$1,614,596	$1,982,884
Restructuring, impairment and other charges	27,100		17,812		226,150	(4)	68,034	399,066	(6)
Operating income (loss)	112,196		117,760		(117,944)	(4)	17,150	(241,361)	(6)
Loss (gain) on early extinguishment of debt	12,487		(4,011)		9,592		(16,917)	(14,642)
Loss from continuing operations	(73,864)	(1)	(1,028)		(197,698)	(5)	(49,036)	(307,859)	(7)
(Loss) income from discontinued operations, net of taxes	(6,023)	(2)	(7,537)	(3)	11,321		18,097	9,832
Net loss	(79,887)	(1)	(8,565)		(186,377)	(5)	(30,939)	(298,027)	(7)
Income (loss) per share from continuing operations:
Basic	(1.16)		(0.02)		(3.17)		(0.86)	(5.71)
Diluted	(1.16)		(0.02)		(3.17)		(0.86)	(5.71)
Income (loss) per share from discontinued operations:
Basic	(0.10)		(0.12)		0.18		0.32	0.18
Diluted	(0.10)		(0.12)		0.18		0.32	0.18
Net income (loss) per share:
Basic	(1.26)		(0.14)		(2.99)		(0.54)	(5.53)
Diluted	(1.26)		(0.14)		(2.99)		(0.54)	(5.53)

Balance Sheet data:
Total assets	$1,200,555		$1,385,588		$1,406,911		$1,530,723	$1,552,114
Total long-term debt, including current maturities	1,183,618		1,246,343		1,294,003		1,233,917	1,306,355
__________________________

(1)	Includes $56.5 million valuation allowance related to deferred tax assets.

(2)	Includes $6.3 million loss on sale of discontinued operations, net of tax benefit of $2.6 million.

(3)	Includes $13.5 million goodwill impairment charges.

(4)	Includes $181.4 million pre-tax goodwill and other long-lived asset impairment charges.

(5)	Includes $157.3 million goodwill and other long-lived asset impairment charges, net of tax benefit of $24.1 million.

(6)	Includes $372.8 million pre-tax goodwill impairment charges.

(7)	Includes $330.7 million goodwill impairment charges, net of tax benefit of $42.1 million.

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

Introduction and Executive Overview

We are a diversified manufacturing company focused on print related products. Our broad portfolio of products includes commercial printing, envelope converting, label manufacturing and specialty packaging. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers.
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

2012 Overview

During 2012, our print and envelope operations have focused on completing the integration of EPG into our existing operations, mitigating the decline in direct mail sales due to our financial institution customers decreased demand for customer solicitations and mitigating the decline in our publisher services group revenue due to the decline in the circulation of journals and periodicals. We believe we are nearing the completion of the integration of EPG into our existing operations and our efforts to mitigate sales declines have resulted in new sales opportunities that should partly offset the decline in sales volumes attributable to direct mail and journals and periodicals.

During 2012, our label and packaging operations have focused on enhancing our e-commerce customer solutions, enhancing our long-run labels business with a focus on prime label capabilities and aligning our operating platform subsequent to the divestiture of two product lines in early 2012. We believe these efforts will provide greater sales opportunities for these businesses and provide focus on our growth business lines.

In addition to the operations focus noted above, we recently completed the refinancing and full repayment of our 2013 debt maturity. We began the year with a planned approach to eliminate this debt maturity, and despite a number of challenges, we were able to complete this goal in January 2013. For further discussion related to our capital structure and activities taken in 2012 to address our 2013 debt maturity, see the Long-Term Debt section below.
2013 Outlook
We believe that the mild recovery the general economy experienced in 2012 will continue into 2013.  We believe our efforts to reduce our operating cost structure, which we began implementing at the beginning of the economic downturn, allowed us to mitigate significant impacts to our operating performance and to our business over the past three years. The print-related industries are highly fragmented and extremely competitive. We believe these factors combined with a slow general economic recovery will continue to impact our results of operations due to open capacity and pricing pressures.

Our management focus for 2013 is on driving net sales through focused initiatives, investments in our e-commerce technology to support expansion across our platform and reduction of our debt by maintaining or improving our cash flow.

Our sales focus will be on our top accounts across each of our businesses ensuring we meet our customer demands and work to expand our relationship with them through cross-selling initiatives across our platform. We have implemented a customer relationship management tool within our label and packaging segment and are looking to expand that into our other business lines. We began these initiatives as well as a few others in 2012 and experienced success within our envelope, label and packaging operations as result of their implementation. We believe these focus points, along with our current customer experience, may allow us to experience modest sales growth despite operating in challenging industries and an uncertain economy.

Our e-commerce platform is in its infancy and, with minimal investments over the past several years, was in need of enhancement. We began small yet accurate enhancements of this platform in 2011. With a focused approach and small successes to date we have experienced positive results. For example, our e-commerce sales within our label group grew 10% in 2012 as compared to 2011. In 2013, we are looking to expand our investment, through both capital investments and incremental support headcount, and believe in the future of this platform with our label and packaging operations as well as potential opportunities that may lie within our print and envelope operations.

Our deleveraging strategy is still a primary focus. We have repaid in excess of $110 million in outstanding debt over the past two years. We believe that despite the industry and economic challenges we experience on a routine basis, we can maintain similar debt repayment trends for the foreseeable future by managing our cash flow and investing strategically in our businesses. Along with debt reduction, we believe there is an opportunity for us to reduce our average interest rate as we seek to pay down the unsecured loan we used to address our 2013 maturity and explore opportunities for lower interest rates on our first lien debt. Lower cash interest rates will further improve our cash flow over the next several years as we would not encounter another sizeable debt maturity until 2017.

Lastly, we will continue to monitor our cost structure as marketplace conditions warrant and explore consolidation opportunities that may present themselves. We will also continue to focus on strategic investments, capital expenditure and acquisition, in areas that further strengthen our manufacturing platform and product offerings while reviewing strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations.
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
In February of 2011, we acquired the assets of EPG. EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets. We believe EPG strengthened our envelope operations and has provided manufacturing efficiencies given EPG's asset base and geographic overlap of facilities between EPG and our pre-existing envelope operations.
In November of 2010, we completed the acquisition of Gilbreth. Gilbreth utilizes specialized printing technologies as a manufacturer and marketer of full body shrink sleeves and tamper evident neck bands. The acquisition of Gilbreth expands our label product portfolio and allowed us to internally produce product that we historically had to purchase from an outsourced partner. Additionally, we expect that Gilbreth will enable us to provide additional cross-selling opportunities to our existing customer base.
In May of 2010, we completed the acquisition of Glyph, which we believe enhanced our content management operations.
In February of 2010, we completed the acquisition of Clixx. Clixx has provided our Canadian print operations with end-of-production capabilities that we previously lacked.

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

In February of 2012, we completed the sale of our Documents Group. Net cash proceeds were approximately $35.5 million. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of approximately $4.7 million.

Reportable Segments

In the first quarter of 2012, we realigned our reportable segments as a result of the sale of the Discontinued Operations combined with the realignment of management responsibilities. Previously, we reported our segments as envelopes, forms and labels and commercial printing. Beginning January 1, 2012, we realigned our segments into two complementary reportable segments: the print and envelope segment and the label and packaging segment.

Deferred Taxes
In the fourth quarter of 2012, we recorded a non-cash valuation allowance charge of $56.5 million related to the realizability of our net deferred tax assets due to excess capacity and pricing pressure combined with the recent decline in net sales from our print and envelope segment during 2012.
Goodwill and Intangible Asset Impairments
In 2012 we did not record any goodwill and intangible asset impairment charges.
In the fourth quarter of 2011, we recorded non-cash goodwill impairment charges of $13.5 million related to the Discontinued Operations. These charges were due to our carrying value of the assets, including goodwill and intangible assets, of the Discontinued Operations being in excess of the fair value we received from divesting these businesses.
During the third quarter of 2010, given the continued economic uncertainty that remained in the United States and global economies at the time and revisions to our forecasted operating results within our print and envelope segment. We believed that there were sufficient indicators that would require us to perform an interim goodwill and long-lived asset impairment analysis as of October 2, 2010.
As a result of our goodwill and long-lived asset impairment analysis, we recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships. We believe that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows as compared to our prior year analysis, and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.

Consolidated Operating Results

This MD&A includes an overview of our consolidated results of operations for 2012, 2011 and 2010 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the year ended 2011 include the operating results of EPG and Nesbitt for less than a full twelve months. Our results of operations for the year ended 2010 include the operating results of Gilbreth, Clixx and Glyph, subsequent to their respective acquisition dates.

A summary of our consolidated statements of operations is presented below.  The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments that we use internally to assess our operating performance. Our reporting periods for 2012, 2011 and 2010 each consisted of 52 week periods, respectively, ending on the Saturday closest to the last day of the calendar month and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. We refer to such periods herein as (i) the year ended 2012, (ii) the year ended 2011, and (iii) the year ended 2010. All references to years and year-ends herein relate to fiscal years rather than calendar years.

	Years Ended
	2012	2011	2010
	(in thousands, except per share amounts)
Net sales	$1,797,582	$1,909,187	$1,708,529
Operating income (loss):
Print and envelope	$94,241	$110,311	$(114,286)
Label and packaging	49,769	50,602	34,061
Corporate	(31,814)	(43,153)	(37,719)
Total operating income (loss)	112,196	117,760	(117,944)
Gain on bargain purchase	—	(11,720)	—
Interest expense, net	114,755	115,968	121,037
Loss (gain) on early extinguishment of debt, net	12,487	(4,011)	9,592
Other (income) expense, net	(1,249)	9,074	2,327
(Loss) income from continuing operations before income taxes	(13,797)	8,449	(250,900)
Income tax expense (benefit)	60,067	9,477	(53,202)
Loss from continuing operations	(73,864)	(1,028)	(197,698)
(Loss) income from discontinued operations, net of taxes	(6,023)	(7,537)	11,321
Net loss	$(79,887)	$(8,565)	$(186,377)
Income (loss) per share—basic:
Continuing operations	$(1.16)	$(0.02)	$(3.17)
Discontinued operations	(0.10)	(0.12)	0.18
Net loss	$(1.26)	$(0.14)	$(2.99)
Income (loss) per share – diluted:
Continuing operations	$(1.16)	$(0.02)	$(3.17)
Discontinued operations	(0.10)	(0.12)	0.18
Net loss	$(1.26)	$(0.14)	$(2.99)

Net Sales

Net sales decreased $111.6 million, or 5.8%, in 2012, as compared to 2011, due to lower sales from our print and envelope segment of $105.5 million and our label and packaging segment of $6.1 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Net sales increased $200.7 million, or 11.7%, in 2011, as compared to 2010, due to higher sales from our print and envelope segment of $195.3 million and our label and packaging segment of $5.4 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $5.6 million, or 4.7%, in 2012, as compared to 2011. This decrease was primarily due to decreases from (i) our print and envelope segment of $16.1 million and (ii) our label and packaging segment of $0.8 million, partially offset by lower corporate expenses of $11.3 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Operating income in 2011 increased $235.7 million or 199.8% in 2011, as compared to 2010. This increase was primarily due to increases from (i) our print and envelope segment of $224.6 million and (ii) our label and packaging segment of $16.5 million, partially offset by higher corporate expenses of $5.4 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During 2011, in connection with the acquisition of EPG, we recognized a bargain purchase gain of approximately $11.7 million.

Interest Expense

Interest expense decreased $1.2 million to $114.8 million in 2012, as compared to $116.0 million in 2011. The decrease was primarily due to the lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and the proceeds from the sale of the Discontinued Operations, offset in part by higher interest expense as a result of our refinancing activities in 2012. Interest expense in 2012 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.2%, as compared to average outstanding debt of $1.4 billion and a weighted average interest rate of 8.0% in 2011. We expect interest expense in 2013 will be higher than 2012 primarily due to non-cash interest charges associated with the amortization of deferred debt issuance costs that we capitalized in 2012.

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

Loss (Gain) on Early Extinguishment of Debt

During 2012, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $14.9 million, of which $11.7 million related to tender and consent fees paid to consenting lenders and $3.2 million related to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment was partially offset by the gains on early extinguishment of debt of $2.4 million related to the repurchase of $217.1 million of our 7.875% senior subordinated notes, due 2013, which we refer to as the 7.875% Notes, $170.0 million of our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes, and $25.4 million of our 8.375% senior subordinated notes due 2014, which we refer to as the 8.375% Notes, plus in each case accrued and unpaid interest thereon.
During 2011, we repurchased $11.4 million of our 7.875% Notes for $9.0 million plus accrued and unpaid interest and $7.0 million of our 8.375% Notes, for $5.4 million plus accrued and unpaid interest. As a result, we recognized gains on early extinguishment of debt of $4.0 million.

During 2010, in connection with our refinancing activities, we incurred a loss on early extinguishment of debt of $9.6 million of which $6.3 million related to fees paid to consenting lenders and $3.3 million related to the write-off of previously unamortized debt issuance costs.

Income Taxes

	Years Ended
	2012	2011	2010
	(in thousands)
Income tax expense (benefit) from U.S. operations	$60,520	$7,116	$(54,579)
Income tax expense (benefit) from foreign operations	(453)	2,361	1,377
Income tax expense (benefit)	$60,067	$9,477	$(53,202)
Effective income tax rate	(435.4)%	112.2%	(21.2)%

In 2012, we had an income tax expense of $60.1 million and our effective tax rate in 2012 was higher than the federal statutory rate, primarily due to a non-cash valuation allowance charge related to our net deferred tax assets. We do not believe that it is reasonably possible that our unrecognized tax benefits will change significantly in the next twelve months.
We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered in our determination of the probability of the realization of the deferred tax assets include, but are not limited to: recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, the duration of statutory carryforward periods and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in our product lines, along with the recent decline in net sales from our print and envelope segment during 2012, we believe it is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. Accordingly, we estimated and recorded a valuation allowance related to those net deferred tax assets of $56.5 million in 2012. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During 2012, our valuation allowance related to these state net operating losses and foreign tax credit carryforwards was reduced by $8.8 million to $12.7 million, primarily as a result of the expiration of foreign tax credit carryforwards. We believe that we ultimately will recover the remaining net deferred tax assets based upon completed cost restructuring activities and modifications we have made to our capital structure that will result in future taxable income.
There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve or deteriorate on a sustained basis, or if certain tax planning strategies are implemented, our conclusions regarding the need for valuation allowances could change, resulting in either the reversal or increase of the valuation allowances in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.
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

(Loss) Income from Discontinued Operations, net of taxes
Discontinued Operations represents the results of operations, including tax effects of our Discontinued Operations. The results for 2012 include the loss on sale of our Discontinued Operations of $6.3 million, net of a tax benefit of $2.6 million. Income from discontinued operations of $0.3 million, net of taxes of $0.1 million for 2012, include the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to the Supremex Income Fund, which we refer to as the Fund.
The results for 2011 include a non-cash goodwill impairment charge of $13.5 million, which had no tax effect as it was non-deductible goodwill. There is no allocation of interest expense on our debt within our Discontinued Operations results.
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

Print and Envelope

	Years Ended
	2012	2011	2010
	(in thousands)
Segment net sales	$1,362,030	$1,467,558	$1,272,271
Segment operating income (loss)	$94,241	$110,311	$(114,286)
Operating income (loss) margin	6.9%	7.5%	(9.0)%
Restructuring, impairment and other charges	$25,045	$15,828	$213,348

Segment Net Sales

Segment net sales for our print and envelope segment decreased $105.5 million, or 7.2%, in 2012, as compared to 2011. Net sales for our commercial printing operations declined $54.4 million, primarily due to: (i) lower sales volumes due to the closure and consolidation of a print plant into our existing operations, customer product launches that occurred in 2011, but did not repeat in 2012, and continued declines in the circulation of journals and periodicals, and (ii) lower sales due to price pressures that continue to exist within the print industry, offset slightly by higher sales from the integration of Nesbitt into our operations, as Nesbitt was not included in our results for a full year in 2011. Net sales of our envelope operations decreased $51.1 million primarily due to: (i) lower sales volumes from our direct mail customers, primarily financial institutions, related to lower demand for customer solicitations, (ii) lower sales volumes due to the closure and consolidations of two envelope plants into our existing operations, and (iii) lower sales volumes from our office product customers due to our decision to exit certain lower margin business. These decreases in our envelope net sales were offset by: (i) higher sales from the integration of EPG into our operations, including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results for a full year in 2011, and (ii) higher sales due to our ability to pass along material price increases to our customers.

Segment net sales for our print and envelope segment increased $195.3 million, or 15.3%, in 2011, as compared to 2010. Net sales of our envelope operations increased $222.4 million primarily due to: (i) higher sales generated from the integration of EPG acquisition into our operations including the impact of work transitioned from our existing operations to EPG and vice versa, as EPG was not included in our results in 2010, and (ii) higher sales from price and product mix changes primarily from our financial institution envelope customers increasing their demand for direct mail products, as well as our ability to pass along price increases to our envelope customers. These increases were offset in part by: (i) product mix changes from our higher cost envelope office product offerings to our lower cost envelope office product offerings, and (ii) lower sales volumes primarily due to our decision to exit certain low margin envelope businesses. Net sales for our commercial printing operations declined $27.1 million, primarily due to: (i) lower sales from pricing and product mix changes in our scientific, technical and medical journals, which we refer to as our STM journals business, and (ii) lower sales volumes from our digital business primarily due to lower customer demand and our STM journal business due to continued declines in the circulation of journal and periodicals. These decreases are offset in part by: (i) higher sales from the integration our 2010 acquisitions of Glyph and Clixx, as they were not included in our operations for a full year in 2010, and (ii) higher sales from the integration of our acquisition of Nesbitt, as Nesbitt was not included in our results in 2010.

Segment Operating Income

Segment operating income for our print and envelope segment decreased $16.1 million, or 14.6%, in 2012, as compared to 2011. This decrease was primarily due to: (i) lower gross margins of $23.9 million, primarily due to increased pension expense, lower byproduct recoveries and continued price pressures, and (ii) higher restructuring, impairment and other charges of $9.2 million, primarily due to the closure and consolidations of a print plant and two envelope plants into our existing operations. These decreases were offset in part by lower selling, general and administrative expenses of $17.2 million, primarily due to lower commission expense and a lower cost structure due to the integration of EPG into our existing envelope operations.

Segment operating income for our print and envelope segment increased $224.6 million, or 196.5%, in 2011, as compared to 2010. This increase was primarily due to: (i) the non-cash goodwill and other long-lived assets impairment charges of $181.4 million recorded in 2010, (ii) increased gross margins of $31.8 million primarily due to gross margins generated from our 2011 acquisitions of EPG and Nesbitt as they were not included in our results in 2010 and our 2010 acquisitions of Glyph and Clixx, as they were not included in our results for the full year in 2010, (iii) lower fixed costs resulting from three envelope plant closures in 2011, (iv) lower restructuring and impairment charges, excluding the 2010 non-cash goodwill and other long-lived impairment charges of $181.4 million, of $16.2 million, and (iv) lower amortization expense of $0.7 million. This was offset by higher selling, general and administrative expenses of $5.5 million from our 2011 acquisitions of EPG and Nesbitt as they were not included in our results in 2010 and our 2010 acquisitions of Glyph and Nesbitt, as they were not included in our results for the full year in 2010, partially offset by our cost savings initiatives.

Label and Packaging

	Years Ended
	2012	2011	2010
	(in thousands)
Segment net sales	$435,552	$441,629	$436,258
Segment operating income	$49,769	$50,602	$34,061
Operating income margin	11.4%	11.5%	7.8%
Restructuring, impairment and other charges	$1,219	$1,345	$9,757

Segment Net Sales

Segment net sales for our label and packaging segment decreased $6.1 million, or 1.4%, in 2012, as compared to 2011. Net sales from our label operations declined $3.1 million, primarily due to our decision to exit certain low margin business within our long-run label customer accounts, offset in part by increased sales from our custom label business, primarily due to initiatives taken to enhance our e-commerce solution for our customers. Net sales from our packaging operations declined $2.9 million, primarily due to lower sales resulting from our decision to exit certain low margin customer accounts, offset in part by our ability to pass along material price increases to our customers.

Segment net sales for our label and packaging segment increased $5.4 million, or 1.2%, in 2011, as compared to 2010. Net sales of our packaging operations increased $15.0 million primarily due to: (i) higher sales from our acquisition of Gilbreth, as Gilbreth was not included in our results for a full year in 2010, and (ii) higher sales from pricing and product mix changes related to our specialty packaging operations. These increases were offset by lower sales volumes relating to our decision to exit certain low margin business. Net sales of our labels operations declined $9.6 million due to lower sales volumes, primarily from our long-run labels business due to lost sales from a plant closure in 2010 and our decision to exit certain low margin labels businesses. This decrease was offset in part by our ability to pass along price increases to our short-run and long-run labels customers.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $0.8 million, or 1.7%, in 2012, as compared to 2011. This decrease was due to lower gross margins of $2.6 million, primarily due to margin decline in our labels operations as a result of increased pension expense, offset in part by increased margins in our packaging segment due to our decision to exit certain low margin customer accounts and our ability to pass along material price increases to our customers and, offset in part by lower selling, general and administrative expenses of $1.5 million due to cost savings initiatives executed in 2011.

Segment operating income for our label and packaging segment increased $16.5 million, or 48.6%, in 2011, as compared to 2010. This increase was primarily due to: (i) increased gross margins of $10.4 million primarily due to our Gilbreth acquisition in 2010, as Gilbreth was not included in our results for the full year in 2010 and our lower cost structure as a result of cost savings initiatives taken in prior years, and (ii) lower restructuring and impairment charges of $8.4 million. These increases were offset by: (i) higher selling, general and administrative expenses of $1.8 million, resulting from our Gilbreth acquisition in 2010, as Gilbreth was not included in our results for the full year 2010 offset in part by our cost savings initiatives in prior years, and (ii) higher amortization expense of $0.4 million.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were lower by $11.3 million, or 26.3%, in 2012, as compared to 2011, primarily due to lower compensation-related expenses. Corporate expenses were higher by $5.4 million, or 14.4%, in 2011, as compared to 2010, primarily due to higher compensation-related expenses and lower vendor related discounts, offset in part by lower restructuring and impairment charges from our cost savings initiatives.

Restructuring, Impairment and Other Charges

We currently have two active cost savings, restructuring and integration plans: (i) the plan related to the implementation of cost savings initiatives along with the closure and consolidations of a print plant and an envelope plant, which we refer to as the 2012 Plan, and (ii) the plan related to the integration of the EPG acquisition, which we refer to as the EPG Plan.

We currently have six residual cost savings, restructuring and integration plans: (i) the 2011 plan implemented by the print and envelope and the label and packaging segments for further cost savings initiatives, which we refer to as the Other Restructuring Plans, (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions, collectively with the EPG Plan we refer to as the Acquisition Integration Plans, and (iii) the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan, which collectively with the Other Restructuring Plans we refer to as the Residual Plans.

During 2012, we continued the integration of our EPG acquisition and announced the closure and consolidation of a manufacturing facility. We also implemented the 2012 Plan, which included the announcement of the closure and consolidations of a print and an envelope plant into our existing operations. Additionally, we began implementing a cost savings initiative, which primarily focused on our print and envelope segment and our corporate expenses. This initiative was focused on consolidation of office and warehouse space and other overhead cost elimination plans, including targeted headcount reductions of approximately 900 employees. We expect to be substantially complete with the 2012 Plan in 2013. We are substantially complete with the Acquisition Integration Plans but may have additional closures or consolidation due to EPG. We have completed the implementation of the Residual Plans.

2012. During 2012, as a result of our restructuring and integration activities, we incurred $27.1 million of restructuring, impairment and other charges, which included $7.6 million of employee separation costs, asset impairments, net of $8.4 million, equipment moving expenses of $1.1 million, lease termination expenses of $1.2 million, multi-employer pension withdrawal expenses of $5.1 million and building clean-up and other expenses of $3.8 million.

2011. During 2011, as a result of our restructuring and integration activities, we incurred $17.8 million of restructuring, impairment and other charges, which included $4.3 million of employee separation costs, asset impairments, net of $3.0 million, equipment moving expenses of $2.5 million, lease termination expenses of $2.6 million, multi-employer pension withdrawal expenses of $1.4 million and building clean-up and other expenses of $3.9 million.

2010. During 2010, as a result of our restructuring and integration activities, we incurred $44.7 million of restructuring and impairment charges, which included $11.3 million of employee separation costs, asset impairments, net of $5.8 million, equipment moving expenses of $3.1 million, lease termination expenses of $8.2 million, multi-employer pension withdrawal expenses of $8.8 million and building clean-up and other expenses of $7.5 million.
Also during 2010, we recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived tradename and $27.2 million related to customer relationships within our print and envelope segment.

As of the year ended 2012, our total restructuring liability was $30.1 million, of which $7.5 million is included in other current liabilities and $22.7 million, which is expected to be paid through 2032, is included in other liabilities in our consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $24.9 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $56.8 million in 2012, which was primarily due to our net loss adjusted for non-cash items of $87.2 million, offset by a use of working capital of $14.8 million and pension and post-retirement plan contributions, net of pension expense, of $12.3 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement, and (ii) a decrease in accounts payable due to the timing of vendor payments. These uses of working capital were offset in part by a decrease in accounts receivables due to the timing of collections from and sales to our customers.

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

Net cash provided by operating activities of continuing operations was $83.8 million in 2011, which was primarily due to our net income adjusted for non-cash items of $96.5 million and a source of working capital of $10.9 million, offset by pension and post-retirement plan contributions, net of pension expense, of $21.3 million. The source of working capital primarily resulted from: (i) an increase in accounts payable due to the timing of vendor payments, and (ii) a decrease in our inventories primarily due to our inventory management initiative, which began in the third quarter of 2011. These increases were offset in part by: (i) a decrease in other working capital changes primarily due to the timing of customer related payments and the timing of interest payments on our outstanding debt, and (ii) an increase in our accounts receivables due to the timing of collections from and sales to our customers.

Net Cash (Used in) Provided by Operating Activities of Discontinued Operations. Represents the net cash (used in) provided by the Discontinued Operations operating activities.

Net Cash Used in Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $8.3 million in 2012, primarily resulting from capital expenditures of $21.0 million and $0.6 million of cash consideration for the acquisition of Nesbitt related to working capital settlement provisions. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $8.0 million and proceeds received from the sale of assets of $5.7 million.

Our debt agreements limit capital expenditures to $40.0 million in 2013 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2012. We estimate that we will spend approximately $25.0 million on capital expenditures in 2013, before considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities of continuing operations was $64.3 million in 2011, primarily resulting from $59.7 million of cash consideration for the acquisitions of EPG and Nesbitt and capital expenditures of $15.7 million, offset in part by $11.1 million of proceeds from the sale of property, plant and equipment.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) Discontinued Operations related to investing activities. In 2012, the cash provided by discontinued investing activities relates to net cash proceeds of approximately $39.9 million from the sale of the Discontinued Operations.

Net Cash Used In Financing Activities of Continuing Operations. Net cash used in financing activities of continuing operations was $91.8 million in 2012, primarily due to refinancing activities, including the issuance of $15 million and $65 million aggregate principal amounts of additional term loans in December 2012 and June 2012, respectively, which we refer to as the Term Loan Add-On, the repayment of $48.0 million of term loans primarily as a result of a required excess cash flow sweep and the open market repurchases and retirements of our 7.875% Notes, 10.5% Notes and 8.375% Notes, of approximately $98.6 million, $5.0 million and $2.0 million, respectively, for $96.4 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest. These refinancing activities also included: (i) the repayment of $118.4 million of our 7.875% Notes, $165.0 million of our 10.5% Notes, and $23.2 million of our 8.375% Notes, (ii) the payment of $37.8 million of tender and consent fees and related transaction costs, (iii) the issuance of our $225.0 million 11.5% senior notes due 2017, which we refer to as the 11.5% Notes, with an original issuance discount of $8.3 million, (iv) the issuance of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes, and (v) repayment of other long term debt. These decreases were offset by (i) proceeds from the issuance of our 11.5% Notes, (ii) proceeds from the issuance of our 7% Notes, and (iii) borrowings under our revolving credit facility.

Net cash used in financing activities was $48.1 million in 2011, primarily due to: (i) the repayment of $23.8 million of our Term Loan B due 2016, (ii) open market purchases of our 7.875% Notes and 8.375% Notes of $9.0 million and $5.4 million, respectively, (iii) repayment of other long-term debt of $6.4 million, and (iv) fees paid to consenting lenders of $2.7 million related to the refinancing activities.

Net Cash Used in Financing Activities of Discontinued Operations. Represents the net cash used in Discontinued Operations related to financing activities. In 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our 2010 Credit Facilities of $1.7 million.

Contractual Obligations and Other Commitments. The following table details our significant contractual obligations and other commitments as of the year ended (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other (2)	Total
2013	$114,015	$21,513	$36,975	$172,503
2014	144,595	15,519	8,076	168,190
2015	107,133	12,623	6,569	126,325
2016	477,403	9,025	5,761	492,189
2017	413,172	6,649	5,026	424,847
Thereafter	402,958	9,803	29,451	442,212
Total	$1,659,276	$75,132	$91,858	$1,826,266

(1)	Includes $463.7 million of estimated interest expense over the term of our long-term debt, with variable rate debt having an average interest rate of approximately 7.0%.

(2)
Includes pension and other postretirement contributions of $16.5 million, anticipated worker’s compensation paid losses of $12.1 million, restructuring related liabilities of $55.8 million, including interest expense on lease terminations and multi-employer pension withdrawal liabilities, and purchase commitments for equipment of $7.2 million. Excluded from the table are $4.2 million income tax contingencies as we are unable to reasonably estimate the ultimate amount payable or timing of settlement.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of the year ended 2012, a decrease of $62.7 million from 2011. This decrease was primarily due to cash flow from operations and proceeds from the sale of Discontinued Operations, partially offset by fees paid for refinancing activities in 2012. As of the year ended 2012, approximately 66% of our debt outstanding was subject to fixed interest rates. As of February 25, 2013, we had approximately $38.0 million borrowing availability under our $170 million revolving credit facility due 2014, which we refer to as our 2010 Revolving Credit Facility. From time to time we may refinance our debt obligations as business needs and market conditions warrant.

On December 17, 2012, we announced that we had initiated a mandatory and irrevocable redemption of all of the outstanding 7.875% Notes. Pursuant to the terms of the indenture, governing the 7.875% Notes, the 7.875% Notes were redeemed on January 22, 2013, which we refer to as the Redemption Date, at a redemption price of 100.0% of the unpaid principal amount of the 7.875% Notes, together with accrued and unpaid interest thereon up to the Redemption Date.

On December 14, 2012, we issued $15 million aggregate principal amount of additional term loans, which we refer to as the $15 million Term Loan Add-On, under our senior secured credit agreement, which includes the 2010 Revolving Credit Facility and a $380 million term loan due 2016, which we refer to as the Term Loan B (collectively with the Term Loan Add-On and 2010 Revolving Credit Facility, we refer to the 2010 Credit Facilities). The $15 million Term Loan Add-On was issued at par. Concurrently with the $15 million Term Loan Add-On, we amended the 2010 Credit Facilities, which we refer to as the December 2012 Amendment, to allow us to incur up to $50 million of indebtedness under a new unsecured term loan to be prepaid on substantially similar terms as our 7.875% Notes, subject to maintaining certain liquidity thresholds and other customary conditions. We capitalized debt issuance costs of $2.7 million, which will be amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.6 million, which was capitalized and will be amortized over the remaining life of the 2010 Credit Facilities.

On June 8, 2012, we issued an additional term loan in the principal amount of $65 million, which we refer to as the $65 million Term Loan Add-On, under our 2010 Credit Facilities. The $65 million Term Loan Add-On was issued at a discount of approximately $0.7 million. Concurrently with the $65 million Term Loan Add-On, we amended the 2010 Credit Facilities, which we refer to as the Add-On Amendment, to allow for the repurchase of up to $135 million of our 7.875% Notes, subject to maintaining certain liquidity thresholds and other customary conditions. We capitalized debt issuance costs of $1.1 million, which will be amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.0 million for the Add-On Amendment, of which $1.8 million was capitalized and will be amortized over the remaining life of our 2010 Credit Facilities.

On March 28, 2012, we issued $225 million aggregate principal amount of our 11.5% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S.

persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $7.3 million remains unamortized as of the year ended 2012. The 11.5% Notes were issued pursuant to an indenture, which we refer to as the 11.5% Indenture, among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. We will pay interest on the 11.5% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by us and substantially all of our existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt. We may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100.0% to 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. We may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11.5% Notes has the right to require us to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill our registration rights obligations, on May 10, 2012, we launched a registered exchange offer, which we refer to as the Exchange Offer, to exchange any and all of our unregistered 11.5% Notes for publicly tradable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes. The Exchange Offer expired on June 18, 2012.

Concurrently with the issuance of the 11.5% Notes, we issued $86.3 million aggregate principal amount of our 7% Notes that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture, which we refer to as the 7% Indenture, among us, certain subsidiary guarantors and U.S. Bank National Association, as trustee. We will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by us and substantially all of our existing and future North American subsidiaries. As such, the 7% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt. We may not redeem the notes at our option. Upon a fundamental change, as defined in the 7% Indenture, each holder of the 7% Notes may require us to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

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

Effective March 5, 2012, we increased our borrowing capacity under the 2010 Revolving Credit Facility to $170 million from $150 million as a result of receiving an additional commitment, as permitted under the 2010 Credit Facilities. In connection with this increase, we capitalized debt issuance costs of $1.0 million, which will be amortized over the life of the 2010 Revolving Credit Facility. On March 9, 2012, we repaid $34.7 million of Term Loan B as part of our required excess cash flow pre-payment.

On February 3, 2012, we amended our 2010 Credit Facilities, which we refer to as the 2012 Amendment, to increase our restricted dispositions basket in connection with the sale of the Documents Group. The 2012 Amendment required that 25% of the net proceeds of such sale be used to repay the Term Loan B and required that the remaining amount be used to reinvest in our business or refinance certain existing debt. On February 14, 2012, we repaid $9.5 million of the Term Loan B in connection with this provision. The 2012 Amendment required us to prepay unsecured debt, second lien debt and/or the loans under the 2010 Credit Facilities within 360 days after the effective date of the 2012 Amendment, in an amount equal to 75% of the net proceeds. In connection with the 2012 Amendment we paid $1.7 million to consenting lenders and related fees.

Note Repurchases

In 2012, we purchased in the open market approximately $98.6 million of our 7.875% Notes and retired them for $96.4 million plus accrued and unpaid interest. In connection with the retirement, we recorded a gain on early extinguishment of debt of $1.9 million, which includes the write-off of $0.3 million of unamortized debt issuance costs. In 2012, we purchased in the open market approximately $5.0 million and $2.0 million of our 10.5% Notes and 8.375% Notes, respectively, and retired them for $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest.
2010 Credit Facilities and Debt Compliance
The 2010 Credit Facilities contain certain restrictions that, among other things and with certain exceptions, limit our ability to incur additional indebtedness, prepay other debt, transfer assets outside of Cenveo, pay dividends or repurchase shares of our common stock. The 2010 Credit Facilities also contain customary financial covenants, including a maximum consolidated leverage covenant, a maximum consolidated first lien leverage covenant and a minimum consolidated interest coverage covenant.
Additionally, pursuant to the December 2012 Amendment, the interest rate margin for all loans under the 2010 Credit Facilities increased to (i) 5.50% from 5.125% per annum for London Interbank Offered Rate (“LIBOR”) based loans and (ii) 4.50% from 4.125% per annum for prime rate loans. A LIBOR floor of 1.50% for the 2010 Revolving Credit Facility was also established. The December 2012 Amendment also modified the financial covenants, including (i) increasing the maximum consolidated first lien leverage ratio covenant to 2.65x with a step-down to 2.40x in the first quarter of 2014 and to 2.25x in the first quarter of 2015, (ii) delaying a step down in the maximum consolidated leverage ratio from 6.50x to 6.25x until the fourth quarter of 2013 and from 6.25x to 6.0x until the third quarter of 2014, and (iii) delaying a step-up in the minimum consolidated interest coverage ratio from 1.60x to 1.75x until the first quarter of 2014.
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
As of the year ended 2012, we were in compliance with all debt agreement covenants. We anticipate being in compliance with all debt agreement covenants through our fiscal year ending 2013.

Subsequent Events
On January 18, 2013, we entered into an unsecured credit agreement, which we refer to as the Unsecured Credit Agreement, with Macquarie US Trading LLC, as administrative agent, whom we refer to as the Administrative Agent, and the lenders named therein, which provides for an unsecured $50 million aggregate principal amount term loan due March 31, 2017, which we refer to as the Unsecured Term Loan. In connection with the Unsecured Credit Agreement we capitalized debt issuance costs of $1.5 million in 2012. In connection with the Unsecured Credit Agreement, all of our domestic subsidiaries (other than Cenveo Corporation) as guarantors, entered into a guaranty agreement, dated as of January 18, 2013, which we refer to as the Guaranty, in favor of the Administrative Agent. Proceeds from the Unsecured Term Loan together with borrowings on our 2010 Revolving Credit Facility were used to redeem, satisfy and discharge in full the 7.875% Notes, and to pay certain fees and expenses incurred in connection with the Unsecured Credit Agreement and the redemption, satisfaction and discharge of the 7.875% Notes. On January 22, 2013, U.S. Bank National Association, the trustee for the 7.875% Notes officially canceled the 7.875% Notes.

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If we do not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Credit Agreement, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equals $43.8 million on May 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Credit Agreement is guaranteed by us and each existing and future direct and indirect domestic subsidiary of Cenveo on an unsecured basis pursuant to the Guaranty. The Unsecured Credit Agreement contains customary covenants that, among other things, place limits on our ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all of our assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Credit Agreement also contains customary representations and warranties and events of default.

Letters of Credit

As of the year ended 2012, we had outstanding letters of credit of approximately $22.4 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	2010 Credit Facilities	8.875% Notes	11.5% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa2	Negative	December 2012
Standard & Poor’s	B	BB-	B-	CCC+	Negative	December 2012
In December 2012, Moody's Investors Services, which we refer to as Moody's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8.875% Notes and 11.5% Notes. The detail of our current ratings have been provided in the table above. In December 2012, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and the ratings on our 2010 Credit Facilities, 8.875% Notes and 11.5% Notes. The detail of our current ratings have been provided in the table above.
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
Off-Balance Sheet Arrangements. It is not our business practice to enter into off-balance sheet arrangements. Accordingly, as of the years ended 2012 and 2011, we do not have any off-balance sheet arrangements.
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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:
Allowance for Losses on Accounts Receivable. We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current creditworthiness of customers and related aging of past due balances. As of the years ended 2012 and 2011, the allowance provided for potentially uncollectible accounts receivable was $4.7 million and $5.6 million, respectively. Charges for bad debts recorded to the statement of operations for the years ended 2012, 2011 and 2010 were $2.1 million, $2.3 million and $5.0 million, respectively. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.
Inventory Valuation. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. When there is a significant decrease in demand for our products and market price is below cost, we are required to reduce our inventory balances accordingly.
Provision for Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, we would assess the fair value of the asset or asset group and if necessary, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. During 2012, 2011 and 2010, in connection with our restructuring and integration programs, we recorded non-cash impairment charges, net on long-lived assets of $8.4 million, $3.0 million and $33.1 million, respectively. Our 2010 non-cash impairment charges include a $27.2 million non-cash impairment charge related to customer relationships within our print and envelope segment. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.
Provision for Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually at the beginning of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, provides us with the option of performing a qualitative assessment, if elected, prior to calculating the fair value of an indefinite lived intangible asset or the fair value of a reporting unit for goodwill under a quantitative approach. If we determine, based on qualitative factors, the fair value of an indefinite lived intangible asset or the fair value of a reporting unit is more likely than not to be less than the respective carrying value, a quantitative impairment test would be required to be performed. Otherwise, further impairment testing would not be needed.
ASC 350 prescribes a two-step quantitative method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount.
As part of our quantitative impairment analysis for each reporting unit, we estimate the fair value of each reporting unit, primarily using the income approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared service or corporate items. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.
The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of our equity securities may indicate that the fair value of one or more reporting units has declined below their carrying value.
In 2012, we elected to bypass the qualitative only assessment and perform quantitative assessments on both goodwill and indefinite lived intangible assets. We did not record any goodwill or indefinite lived intangible asset impairment charges.
In 2011, we allocated approximately $16.3 million of goodwill to the Discontinued Operations based on a relative fair value allocation. As a result of our relative fair value calculation for these businesses, we recorded a non-cash goodwill impairment charge of $13.5 million in discontinued operations, net of taxes on the consolidated statement of operations.
In 2010, we recorded non-cash goodwill and indefinite lived intangible asset impairment charges of $154.2 million, of which $132.2 million related to goodwill and $22.0 million related to an indefinite lived trade name within our print and envelope segment.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. In 2012, our four reporting units had fair value in excess of carrying value with fair value exceeding carrying value by at least 50%. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In 2012, the discount rate for each reporting unit was estimated to be 11%. A 100 basis point increase in our estimated discount rates would not have resulted in any additional reporting units failing step one.
Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related trade names. However, if our estimates of the valuations of our trade names prove to be inaccurate, an impairment charge could be necessary in future periods.
Our quantitative impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names. We utilized royalty rates of 1.0% to 4.0% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage. We utilized a discount rate of 12.0%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.

In order to evaluate the sensitivity of the fair value calculations for all of our indefinite lived trade names, we applied hypothetical 5% and 10% decreases to the estimated fair value of our trade names. Such hypothetical decreases in fair value could be due to changes in discount rates and/or assumed royalty rates. These hypothetical 5% and 10% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite lived trade names.
Self-Insurance Reserves. We are self-insured for the majority of our workers’ compensation and health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. While we believe that the estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers’ compensation and healthcare expenses we record on an annual basis.
Our self-insurance workers’ compensation liability is estimated based on reserves for claims that are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis that considers anticipated payment patterns. As of the years ended 2012 and 2011, the undiscounted liability was $13.5 million and $15.3 million, respectively, and the discounted liability was $12.1 million and $13.2 million, respectively, using discount rates of 3% and 4%, respectively.
Our self-insured healthcare liability represents our estimate of claims that have been incurred, but not reported as of the years ended 2012 and 2011. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $3.8 million and $6.0 million as of the years ended 2012 and 2011, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 30 and 35 days of unreported claims.
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
We record sales net of applicable sales tax and freight costs that are included in the price of the product and are included in net sales while the costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales.
Accounting for Income Taxes. We are required to estimate our income taxes in each jurisdiction in which we operate, which primarily includes the United States, Canada and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of the years ended 2012 and 2011, we had net deferred tax assets of $12.9 million and $72.9 million, respectively, from our United States operations. The change in United States net deferred taxes is primarily due to the recording of a valuation allowance of $56.5 million in 2012. As of the years ended 2012 and 2011, we had foreign net deferred tax liabilities of $2.7 million and $3.3 million, respectively.
We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered in our determination of the probability of the realization of the deferred tax assets include, but are not limited to: recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, the duration of statutory carryforward periods and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in our product lines, along with the recent decline in net sales from our print and envelope segment during 2012, we believe it is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. Accordingly, we estimated and recorded a valuation allowance related to those net deferred tax assets of $56.5 million in 2012. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During 2012, our valuation allowance related to these state net operating losses and foreign tax credit carryforwards was reduced by $8.8 million to $12.7 million, primarily as a result of the expiration of foreign tax credit carryforwards. We believe that we ultimately will recover the remaining net deferred tax assets based upon completed cost restructuring activities and modifications we have made to our capital structure that will result in future taxable income.
There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve or deteriorate on a sustained basis, or if certain tax planning strategies are implemented, our conclusions regarding the need for valuation allowances could change, resulting in either the reversal or increase of the valuation allowances in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

We recognize a tax position in our consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. During 2012 and 2011, we did not reduce our liabilities for uncertain tax positions.
Pension and Other Postretirement Benefit Plans. We record annual amounts relating to our pension and other postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, anticipated rates of return, compensation increases and current expected mortality rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on our consolidated balance sheet, but are generally amortized into our consolidated statement of operations over future periods, with the deferred amount recorded in accumulated other comprehensive loss. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisers. We determine our assumption for the discount rate to be used for purposes of computing annual service and interest costs based on the Citigroup Pension Liability Index as of our respective year end dates. The weighted-average discount rate for pension and other postretirement benefits rounded to the nearest quarter of one percent was 3.75% and 4.25% for the years ended 2012 and 2011, respectively. A one percentage point decrease in the discount rate at year end 2012 would increase the pension and other postretirement plans’ projected benefit obligation by approximately $52.1 million. A one percentage point increase in the discount rate at the year ended 2012 would decrease the pension and other postretirement plans’ projected benefit obligation by approximately $42.6 million.
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

As of December 29, 2012, we had variable rate debt outstanding of $404.8 million. Our Term Loan B is subject to a LIBOR floor of 1.5%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended 2012, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $8.2 million, and $0.5 million, respectively.

Item 8.   Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Cenveo, Inc.
We have audited the accompanying consolidated balance sheets of Cenveo, Inc. (a Colorado corporation) and Subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and Subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Melville, New York
March 4, 2013

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	As of the Year Ended
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$8,110	$17,753
Accounts receivable, net	261,611	288,483
Inventories	130,769	133,796
Prepaid and other current assets	68,473	72,742
Assets of discontinued operations - current	—	22,956
Total current assets	468,963	535,730

Property, plant and equipment, net	282,600	328,567
Goodwill	191,415	190,822
Other intangible assets, net	212,904	223,563
Other assets, net	44,673	79,490
Assets of discontinued operations - long-term	—	27,416
Total assets	$1,200,555	$1,385,588
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$11,748	$8,809
Accounts payable	185,271	186,648
Accrued compensation and related liabilities	25,323	39,155
Other current liabilities	77,892	95,907
Liabilities of discontinued operations - current	—	5,346
Total current liabilities	300,234	335,865

Long-term debt	1,171,870	1,237,534
Other liabilities	192,765	185,419
Liabilities of discontinued operations - long-term	—	8,474
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value; 25 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 63,762 and 63,260 shares issued and outstanding as of the years ended 2012 and 2011, respectively	638	633
Paid-in capital	354,983	350,390
Retained deficit	(752,734)	(672,847)
Accumulated other comprehensive loss	(67,201)	(59,880)
Total shareholders’ deficit	(464,314)	(381,704)
Total liabilities and shareholders’ deficit	$1,200,555	$1,385,588

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For The Years Ended
	2012	2011	2010
Net sales	$1,797,582	$1,909,187	$1,708,529
Cost of sales	1,461,214	1,546,173	1,385,702
Selling, general and administrative expenses	186,789	217,136	203,983
Amortization of intangible assets	10,283	10,306	10,638
Restructuring, impairment and other charges	27,100	17,812	226,150
Operating income (loss)	112,196	117,760	(117,944)
Gain on bargain purchase	—	(11,720)	—
Interest expense, net	114,755	115,968	121,037
Loss (gain) on early extinguishment of debt, net	12,487	(4,011)	9,592
Other (income) expense, net	(1,249)	9,074	2,327
(Loss) income from continuing operations before income taxes	(13,797)	8,449	(250,900)
Income tax expense (benefit)	60,067	9,477	(53,202)
Loss from continuing operations	(73,864)	(1,028)	(197,698)
(Loss) income from discontinued operations, net of taxes	(6,023)	(7,537)	11,321
Net loss	(79,887)	(8,565)	(186,377)
Other comprehensive income (loss):
Pension liability adjustment, net of taxes	(7,986)	(37,130)	(2,698)
Unrealized gain on cash flow hedges, net of taxes	—	—	8,449
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,793	1,241
Currency translation adjustment	665	(4,260)	3,001
Comprehensive loss	$(87,208)	$(48,162)	$(176,384)

Income (loss) per share – basic:
Continuing operations	$(1.16)	$(0.02)	$(3.17)
Discontinued operations	(0.10)	(0.12)	0.18
Net loss	$(1.26)	$(0.14)	$(2.99)

Income (loss) per share – diluted:
Continuing operations	$(1.16)	$(0.02)	$(3.17)
Discontinued operations	(0.10)	(0.12)	0.18
Net loss	$(1.26)	$(0.14)	$(2.99)

Weighted average shares outstanding:
Basic	63,567	62,983	62,382
Diluted	63,567	62,983	62,382

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For The Years Ended
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(79,887)	$(8,565)	$(186,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of discontinued operations, net of taxes	6,260	—	—
Loss (income) from discontinued operations, net of taxes	(237)	7,537	(11,321)
Impairment of goodwill related to discontinued operations	—	13,500	—
Depreciation	51,644	53,648	53,214
Amortization of intangible assets	10,283	10,306	10,638
Non-cash interest expense, net	8,263	5,277	4,716
Deferred income taxes	2,398	11,793	(48,815)
Non-cash taxes	56,500	—	(4,001)
(Gain) loss on sale of assets	(2,796)	376	81
Non-cash restructuring, impairment and other charges, net	11,226	3,853	201,781
Gain on bargain purchase	—	(11,720)	—
Loss (gain) on early extinguishment of debt, net	12,487	(4,011)	9,592
Provisions for bad debts	2,097	2,348	5,000
Provisions for inventory obsolescence	3,603	3,416	3,681
Stock-based compensation provision	5,333	8,716	10,853
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	27,035	(6,912)	3,267
Inventories	(507)	20,860	(2,084)
Accounts payable and accrued compensation and related liabilities	(12,209)	11,777	(18,171)
Other working capital changes	(29,100)	(14,796)	15,385
Other, net	(15,595)	(23,585)	2,317
Net cash provided by operating activities of continuing operations	56,798	83,818	49,756
Net cash (used in) provided by operating activities of discontinued operations	(4,733)	(3,496)	8,830
Net cash provided by operating activities	52,065	80,322	58,586
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(644)	(59,719)	(40,545)
Capital expenditures	(20,951)	(15,671)	(18,152)
Purchase of investment	(350)	—	—
Proceeds from sale of property, plant and equipment	7,978	11,114	3,539
Proceeds from sale of assets	5,700	—	—
Net cash used in investing activities of continuing operations	(8,267)	(64,276)	(55,158)
Net cash provided by (used in) investing activities of discontinued operations	39,921	(536)	(879)
Net cash provided by (used in) investing activities	31,654	(64,812)	(56,037)
Cash flows from financing activities:
Repayment of 10.5% senior notes	(169,875)	—	—
Repayment of 7.875% senior subordinated notes	(214,831)	(8,952)	—
Repayment of Term Loan B due 2016	—	(23,800)	—
Repayment of 8.375% senior subordinated notes	(24,787)	(5,363)	—
Payment of financing related costs and expenses and debt issuance discounts	(37,836)	(2,675)	(23,154)
Repayments of other long-term debt	(4,846)	(6,403)	(7,635)
Purchase and retirement of common stock upon vesting of RSUs	(735)	(1,283)	(1,597)
Proceeds from issuance of 11.5% senior notes	225,000	—	—
Proceeds from issuance of 7% senior exchangeable notes	86,250	—	—
Borrowings (repayments) under revolving credit facility, net	18,000	—	(22,500)
Proceeds from exercise of stock options	—	356	1,030
Proceeds from issuance of 8.875% senior second lien notes	—	—	397,204
Proceeds from issuance of Term Loan B	31,844	—	376,200
Repayments of Term Loans	—	—	(683,306)
Net cash (used in) provided by financing activities of continuing operations	(91,816)	(48,120)	36,242
Net cash used in financing activities of discontinued operations	(1,652)	—	—
Net cash (used in) provided by financing activities	(93,468)	(48,120)	36,242
Effect of exchange rate changes on cash and cash equivalents	106	614	169
Net (decrease) increase in cash and cash equivalents	(9,643)	(31,996)	38,960
Cash and cash equivalents at beginning of year	17,753	49,749	10,789
Cash and cash equivalents at end of year	$8,110	$17,753	$49,749

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Common Stock		Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of the year ended 2009	62,033	$620	$331,051	$(477,905)	$(30,276)	$(176,510)
Comprehensive income (loss):
Net loss				(186,377)		(186,377)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $1,718					(2,698)	(2,698)
Unrealized gain on cash flow hedges, net of tax expense of $5,063					8,449	8,449
Reclassification of losses related to interest rate swaps into earnings, net of tax expense of $587					1,241	1,241
Currency translation adjustment					3,001	3,001
Other comprehensive income						9,993
Total comprehensive loss						(176,384)
Exercise of stock options	694	7	1,023			1,030
Purchase and retirement of common stock upon vesting of RSUs			(1,597)			(1,597)
Amortization of stock based compensation			12,130			12,130
Balance as of the year ended 2010	62,727	627	342,607	(664,282)	(20,283)	(341,331)
Comprehensive income (loss):
Net loss				(8,565)		(8,565)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $23,217					(37,130)	(37,130)
Reclassification of losses related to interest rate swaps into earnings, net of tax expense of $863					1,793	1,793
Currency translation adjustment					(4,260)	(4,260)
Other comprehensive loss						(39,597)
Total comprehensive loss						(48,162)
Exercise of stock options	533	6	350			356
Purchase and retirement of common stock upon vesting of RSUs			(1,283)			(1,283)
Amortization of stock based compensation			8,716			8,716
Balance as of the year ended 2011	63,260	633	350,390	(672,847)	(59,880)	(381,704)
Comprehensive income (loss):
Net loss				(79,887)		(79,887)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $5,225					(7,986)	(7,986)
Currency translation adjustment					665	665
Other comprehensive loss						(7,321)
Total comprehensive loss						(87,208)
Purchase and retirement of common stock upon vesting of RSUs	502	5	(740)			(735)
Amortization of stock based compensation			5,333			5,333
Balance as of the year ended 2012	63,762	$638	$354,983	$(752,734)	$(67,201)	$(464,314)
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
Cenveo, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Cenveo”) are engaged in the manufacturing of commercial printing, envelope converting, label manufacturing and specialty packaging products. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol “CVO”. The Company operates a primarily domestic network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. The Company’s operations are primarily based in North America, Latin America and Asia.
The Company’s reporting periods for 2012, 2011 and 2010 in this report each consist of 52 week periods ending on the Saturday closest to the last day of the calendar month, and ended on December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Such periods are referred to herein as (i) “as of the year ended 2012”, “the year ended 2012” or “2012”, (ii) “as of the year ended 2011”, “the year ended 2011” or “2011” and (iii) “as of the year ended 2010”, “the year ended 2010” or “2010”. All references to years and year-ends herein relate to fiscal years rather than calendar years.
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

In 2011, the Company began exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform. As a result, beginning in the fourth quarter of 2011, the financial results of the Company's documents and forms business as well as the Company's wide-format papers business have been accounted for as discontinued operations (collectively the “Discontinued Operations”) resulting in the Company's historical consolidated balance sheets, statements of operations and comprehensive income (loss) ("statement of operations") and statements of cash flows being reclassified to reflect these discontinued operations separately from the Company's continuing operations for all periods presented. These businesses were sold in the first quarter of 2012. Effective January 1, 2012, the Company realigned operating responsibilities. In connection with this change in management reporting and strategy, the Company realigned its reportable segments, resulting in the prior year disclosure being updated to reflect current year presentation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, purchase price allocation, depreciation and amortization lives, asset impairment evaluations, tax assets and liabilities, self-insurance accruals, stock-based compensation and other contingencies. Actual results could differ from estimates.
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
Accounts Receivable. Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends indicate that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. As of the years ended 2012 and 2011, accounts receivable were reduced by an allowance for doubtful accounts of $4.7 million and $5.6 million, respectively. Transactions affecting the allowance for doubtful accounts were as follows (in thousands):

	For The Years Ended
	2012	2011	2010
Balance at beginning of year	$5,626	$6,403	$7,567
Charged to expense	2,097	2,348	5,000
Write-offs, recoveries and other	(3,017)	(3,125)	(6,164)
Balance at end of year	$4,706	$5,626	$6,403
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
Computer Software. The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, generally between three and seven years. Net computer software costs included in property, plant and equipment were $5.2 million and $6.0 million as of the years ended 2012 and 2011, respectively.
Debt Issuance Costs. Direct expenses such as legal, accounting and underwriting fees incurred to issue, extend or amend debt are included in other assets, net. Debt issuance costs were $26.5 million and $18.7 million as of the years ended 2012 and 2011, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. Interest expense includes the amortization of debt issuance costs of $7.0 million, $4.4 million and $4.2 million in 2012, 2011 and 2010, respectively.
Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized. Goodwill is subject to an annual impairment test and is reviewed annually as of the beginning of December to determine if there is an impairment or more frequently if an indication of possible impairment exists (Level 3). No impairment charges for goodwill were recorded in 2012. In connection with classifying the Discontinued Operations as discontinued operations in the fourth quarter of 2011, the Company allocated $16.3 million of goodwill to discontinued operations. In connection with the fair value of the Discontinued Operations during the fourth quarter of 2011, the Company recorded a non-cash impairment charge to write-off goodwill of $13.5 million. In 2010, the Company recorded a non-cash, impairment charge to write-off goodwill of $132.2 million related to its print and envelope segment.
Other intangible assets consist primarily of customer relationships and trademarks. Other intangible assets primarily arise from the purchase price allocations of businesses acquired. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment similar to goodwill. No impairment charges for other intangible assets were

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recorded in 2012 or 2011. In 2010, the Company recorded a non-cash, impairment charge of $22.0 million related to an indefinite lived trade name in its print and envelope segment.
Long-Lived Assets. Long-lived assets, including property, plant and equipment, and intangible assets with definite lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value (Level 2 and 3). The estimated useful lives of all long-lived assets are periodically reviewed and revised, if necessary. In 2012, 2011 and 2010, the Company recorded non-cash impairment charges, net on long-lived assets of $8.4 million, $3.0 million and $33.1 million, respectively.
Self-Insurance. The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred, but not reported. As of the years ended 2012 and 2011, the (i) undiscounted worker’s compensation liability was $13.5 million and $15.3 million, respectively, and the discounted liability was $12.1 million and $13.2 million, respectively, using discount rates of 3% and 4%, respectively, and the (ii) healthcare liability was $3.8 million and $6.0 million, respectively.
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
Financial Instruments. From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. As of the years ended 2012 and 2011, the Company did not have any outstanding interest rate swap obligations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in the statement of operations.
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
Advertising Costs. All advertising costs are expensed as incurred. Advertising costs were $2.8 million, $2.7 million, and $2.6 million for 2012, 2011 and 2010, respectively.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

New Accounting Pronouncements. Effective January 1, 2012, the Company adopted an accounting pronouncement relating to the presentation of comprehensive income. This pronouncement requires the presentation of comprehensive income in either: (i) a continuous statement of comprehensive income or (ii) two separate, but consecutive statements. The adoption of this pronouncement does impact the Company's financial statement presentation, is applied retrospectively, and did not have a material impact on the Company's consolidated financial statements.

Effective January 1, 2012, the Company adopted an accounting pronouncement to update the testing of goodwill for impairment.  This pronouncement provides companies with the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of its goodwill impairment test. If a company determines, on the basis of qualitative factors, the fair value of a reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required to be performed. Otherwise, further impairment testing would not be needed. The Company performs its goodwill impairment testing in the fourth quarter of each fiscal year. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

Effective July 27, 2012, the Company adopted an accounting pronouncement to update the testing of indefinite-lived intangible assets, other than goodwill, for impairment. This pronouncement provides companies with the option of performing a qualitative assessment before calculating the fair value of the asset in step one of its impairment test. Although this accounting pronouncement revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test: (i) indefinite-lived intangible assets annually for impairment, and (ii) between annual tests if there are changes in events or circumstances. The Company performs its indefinite-lived intangible assets testing in the fourth quarter of each fiscal year. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In February 2013, an accounting pronouncement was issued updating the already issued accounting pronouncement related to other comprehensive income (loss). This pronouncement requires disclosures of the amounts reclassified out of accumulated other comprehensive income (loss) by component, including the respective line items of net income (loss) if the amount is required to be reclassified to net income (loss) in its entirety in the same reporting period. This accounting pronouncement will become effective for the Company in the first quarter of 2013. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the consolidated statement of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related including integration costs, are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and were $1.5 million, $6.0 million and $5.1 million for the years ended 2012, 2011 and 2010, respectively.

2011

Nesbitt
On August 1, 2011, the Company acquired essentially all of the assets of Nesbitt, which had annual net sales of approximately $5.6 million prior to the acquisition by the Company. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance the Company's content management operations. The total purchase price was approximately $5.6 million, and was allocated to the tangible and

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The changes from the Company's original purchase price allocation primarily relate to changes in working capital settlements from the acquisition date. The Nesbitt acquisition resulted in $2.0 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's print and envelope segment. The Company believes that the recognized goodwill related to Nesbitt is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to customer relationships of $1.4 million, which are being amortized over their estimated useful life of 10 years.

Nesbitt’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from August 1, 2011 and are not included in 2010. Pro forma results for the years ended 2011and 2010, assuming the acquisition of Nesbitt had been made on January 3, 2010, have not been presented since the effect would not be material.

Envelope Product Group

On February 1, 2011, the Company acquired the assets of EPG. EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets and had approximately 900 employees, all of which were located in the United States. Prior to the acquisition, EPG had annual net sales of approximately $240 million. The Company believes EPG has further strengthened its existing envelope operations and will provide for manufacturing efficiencies given EPG's unique asset base and geographic overlap of facilities that exists between EPG and the Company's existing envelope operations. EPG was assigned to the Company's print and envelope segment. The purchase price was approximately $55.2 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The EPG acquisition resulted in a bargain purchase gain of approximately $11.7 million, which was recognized in the Company's consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire EPG for less than the fair value of its net assets due to its operating results prior to the Company's acquisition and given its parent company's desire to exit a non-core business. The acquired identifiable intangible assets relate to: (i) a trade name of $1.0 million, which is being amortized over its estimated useful life of 10 years and (ii) a patent of $0.5 million, which is being amortized over its estimated useful life of 15 years.

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

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for 2011 and 2010 presented herein have been prepared by adjusting the historical data as set forth in its consolidated statements of operations to give effect to the EPG acquisition as if it had been made as of January 3, 2010 (in thousands, except per share amounts):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For The Years Ended
	2011		2010
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$1,909,187	$1,929,969	$1,708,529	$1,956,866
Operating income (loss)	117,760	122,524	(117,944)	(127,849)
Loss from continuing operations	(1,028)	(5,259)	(197,698)	(203,126)
Net loss	(8,565)	(12,796)	(186,377)	(191,805)
Income (loss) per share – basic and diluted:
Continuing operations	$(0.02)	$(0.08)	$(3.17)	$(3.25)
Discontinued operations	(0.12)	(0.12)	0.18	0.18
Net loss	$(0.14)	$(0.20)	$(2.99)	$(3.07)
Weighted average shares outstanding:
Basic and diluted	62,983	62,983	62,382	62,382

The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the EPG acquisition actually been consummated as of the beginning of the period noted above or of the Company’s expected future results of operations. The adjustments related to the EPG acquisition supplemental pro forma consolidated summary financial information above include the elimination of sales between the Company and EPG, removal of acquisition related expenses and bargain purchase gain related to the acquisition, an estimate of the interest expense related to the increased debt resulting from the EPG acquisition and an adjustment to the statutory income tax rate. In addition, the Company has performed its assessment of the purchase price allocation by identifying intangible assets and estimating the fair value of intangible and tangible assets, including a trade name, patent and property, plant and equipment for which pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values.
2010
Gilbreth
On November 29, 2010, the Company acquired the common stock of Gilbreth, which had annual sales of approximately $17.0 million prior to its acquisition by the Company. This acquisition expands the Company’s packaging platform to include shrink sleeve printing. Gilbreth focuses on manufacturing full body shrink sleeves and tamper evident neck bands, mainly in the food and beverage, pharmaceutical and neutraceutical markets. The total purchase price was approximately $18.7 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The Company finalized its purchase price allocation during the fourth quarter of 2011. The changes to the original purchase price allocation of $2.4 million primarily related to the completion of the pre-acquisition period income tax returns and the allocation of tax loss attributes to the Company on a post-acquisition basis. The Gilbreth acquisition resulted in $3.1 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s label and packaging segment. The acquired identifiable intangible assets relate to: (i) the Gilbreth trade name of $3.9 million, which is being amortized over its estimated useful life of 20 years and (ii) customer relationships of $3.1 million, which are being amortized over their estimated weighted average useful lives of 15 years.
Gilbreth’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from November 29, 2010. Pro forma results for the year ended 2010, assuming the acquisition of Gilbreth had been made on January 3, 2010, have not been presented since the effect would not be material.
Glyph
On May 31, 2010, the Company acquired all of the common stock of Glyph, which had annual sales of approximately $9.0 million prior to its acquisition by the Company. Glyph is a leading provider of content solutions to publishers with operations in Bangalore and New Delhi, India and was acquired to further enhance the Company’s content management operations. Glyph specializes in full suite content production, from project management through editorial, composition, artwork, and XML creation. The total purchase price was $15.1 million, net of cash acquired of $2.3 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Glyph acquisition resulted in $9.5 million of goodwill, none of which is deductible for income tax purposes, and which was assigned entirely to the Company’s print and envelope segment. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.1

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million, which are being amortized over their weighted average useful lives of seven years, and (ii) a trade name of $0.4 million, which is being amortized over its weighted average useful life of four years.
Glyph’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from June 1, 2010. Pro forma results for the year ended 2010, assuming the acquisition of Glyph had been made on January 3, 2010, have not been presented since the effect would not be material.
Clixx
On February 11, 2010, the Company acquired the assets of Clixx, which had annual sales of approximately $16.7 million prior to its acquisition by the Company. The acquisition of Clixx allows the Company’s Canadian operations an opportunity to provide certain customers with end-of-production capabilities. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Clixx acquisition resulted in $5.3 million of goodwill, all of which is deductible for income tax purposes, and was assigned entirely to the Company’s print and envelope segment. The acquired identifiable intangible asset relates to customer relationships of $1.3 million, which are being amortized over their weighted average useful lives of nine years.
Clixx’s results of operations and cash flows are included in the Company’s consolidated statements of operations and cash flows from February 11, 2010. Pro forma results for the year ended 2010, assuming the acquisition of Clixx had been made on January 3, 2010, have not been presented since the effect would not be material.

Subsequent Event
On December 31, 2012, the Company acquired all of the assets of Express Label Company (“Express Label”), which had annual net sales of approximately $5.4 million prior to the acquisition by the Company. Express Label is a label business that focuses on food and grocery customers and was acquired to further enhance the Company's labels operations. The total purchase price is currently estimated to be approximately $5.2 million, subject to a customary post closing working capital provision and earn out provisions. Express Label's results of operations and cash flows will be included in the Company's consolidated statement of operations and cash flows from December 31, 2012, and are not included in 2012, 2011 or 2010. Express Label will be assigned to the label and packaging segment. The Company is currently determining its preliminary allocation of the purchase price of Express Label to the assets acquired and liabilities assumed in the acquisition and expects to be complete with its preliminary determination during the first quarter of 2013.

3. Discontinued Operations

On February 10, 2012, the Company completed the sale of its documents and forms business ("Documents Group"). Net cash proceeds were approximately $35.5 million. The original sale price of $40.0 million was subject to customary working capital settlement negotiations, which were completed during the third quarter of 2012, pursuant to the purchase and sale agreement. In the fourth quarter of 2011, the Company recorded a non-cash goodwill impairment charge of $12.5 million. The operating results of the Documents Group, as well as the non-cash goodwill impairment charge, are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

On January 27, 2012, the Company completed the sale of its wide format business, for cash proceeds of approximately $4.7 million. In the fourth quarter of 2011, the Company recorded a non-cash goodwill impairment charge of $1.0 million. The operating results of the wide-format business, as well as the non-cash goodwill impairment charge, are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

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
____________________
(1) Includes $2.8 million of goodwill and $14.3 million of intangible assets at December 31, 2011.

The following table summarizes certain statement of operations information for discontinued operations (in thousands):

	Years Ended
	2012	2011	2010
Net sales	$9,190	$99,611	$106,187
Income (loss) from discontinued operations before income taxes (1)(2)(3)	332	(3,697)	14,184
Income tax expense on discontinued operations	95	3,840	2,863
Loss on sale of discontinued operations, net of taxes of $2.6 million	(6,260)	—	—
(Loss) income from discontinued operations, net of taxes	$(6,023)	$(7,537)	$11,321
Income (loss) per share - basic and diluted	$(0.10)	$(0.12)	$0.18
____________________
(1) Income (loss) from discontinued operations, net of taxes for the year ended 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.
(2) Includes $13.5 million of non-cash goodwill impairment charges in 2011.
(3) Income from discontinued operations for 2010 also includes the reduction of our liability for uncertain tax positions of $4.4 million, net of deferred tax assets of $1.6 million, as a result of the expiration of certain statute of limitations on uncertain tax positions related to the Supremex Income Fund.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	2012	2011
Raw materials	$51,251	$49,236
Work in process	18,172	20,968
Finished goods	61,346	63,592
	$130,769	$133,796

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	2012	2011
Land and land improvements	$17,523	$20,276
Buildings and building improvements	106,732	111,498
Machinery and equipment	593,435	600,066
Furniture and fixtures	11,196	10,453
Construction in progress	7,077	4,840
	735,963	747,133
Accumulated depreciation	(453,363)	(418,566)
	$282,600	$328,567

Asset Sales

In 2012, the Company sold three manufacturing facilities, which related to its print and envelope segment, for net proceeds of $6.4 million. These assets were recorded at their fair value less estimated cost to sell prior to their disposition.

In 2011, the Company sold four manufacturing facilities, two of which related to its label and packaging segment and two of which related to its print and envelope segment, for net proceeds of $9.6 million and it also sold certain manufacturing assets for net proceeds of $1.5 million. These assets were recorded at their fair value less estimated cost to sell prior to their disposition.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of the years ended 2012 and 2011 by reportable segment are as follows (in thousands):

	Print and Envelope	Label and Packaging	Total
Balance as of the year ended 2010	$78,453	$114,458	$192,911
Acquisitions, net	1,328	(2,493)	(1,165)
Foreign currency translation	(924)	—	(924)
Balance as of the year ended 2011	78,857	111,965	190,822
Acquisitions, net	644	—	644
Foreign currency translation	(51)	—	(51)
Balance as of the year ended 2012	$79,450	$111,965	$191,415
During the third quarter of 2010, based on a combination of factors, including the continued economic uncertainty that remained in the United States and global economies and revisions to forecasted operating results, the Company believed that there

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were sufficient indicators that would require it to perform an interim goodwill and long-lived asset impairment analysis. The Company's valuation of all of its reporting units was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the present value of expected future cash flows of each reporting unit. The Company performed a market approach analysis in order to support the reasonableness of the fair value determined under the income approach. The Company's 2010 analysis utilized a higher discount rate applied to lower estimated future cash flows compared to its prior year analysis and reflected increased borrowing rates and equity risk premiums implied by then current market conditions. The Company determined that within its print and envelope segment, the fair value was below its carrying amounts including goodwill. The Company performed additional fair value measurement calculations to determine total impairment. As part of its valuation to determine the total impairment charge, the Company also estimated the fair value of significant tangible and intangible long-lived assets within its print and envelope segment. These tangible and intangible long-lived assets were valued using appropriate valuation techniques for assets of their nature, such as the relief-from-royalty and income approaches.

As a result of the goodwill and long-lived asset impairment analysis performed in 2010, the Company recorded non-cash impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived trade name and $27.2 million related to customer relationships within its print and envelope segment. The Company believes that these charges primarily resulted from reductions in the estimated fair value of this reporting unit due to: (i) higher discount rates applied to lower estimated future cash flows and (ii) continued economic uncertainty, which has increased customer cost awareness resulting in continued price pressures, lower page counts, and a shift from historical web and sheet-fed print products to lower cost digital print products.

Other intangible assets are as follows (in thousands):

		2012				2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	10	$166,600	$(27,234)	$(63,772)	$75,594	$166,652	$(27,234)	$(54,911)	$84,507
Trademarks and trade names	23	23,471	—	(6,590)	16,881	23,481	—	(5,620)	17,861
Patents	9	3,528	—	(2,839)	689	3,528	—	(2,583)	945
Non-compete agreements		510	—	(510)	—	510	—	(439)	71
Other		—	—	—	—	600	—	(161)	439
Subtotal	13	194,109	(27,234)	(73,711)	93,164	194,771	(27,234)	(63,714)	103,823

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$335,849	$(49,234)	$(73,711)	$212,904	$336,511	$(49,234)	$(63,714)	$223,563

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2013	$9,959
2014	9,718
2015	9,631
2016	7,876
2017	7,153

Sale of Assets

In 2012, the Company received proceeds of $5.7 million related to the buyout of a royalty agreement by a third party and certain other intellectual property. Prior to its sale, the royalty agreement was accounted for as an intangible asset in the Company's consolidated balance sheet. As a result of these transactions, the Company recorded a gain of $2.8 million in other (income) expense, net in its consolidated statement of operations.

7. Other Current Liabilities
Other current liabilities are as follows (in thousands):

	2012	2011
Accrued interest expense	$20,671	$24,547
Accrued customer rebates	16,281	20,557
Restructuring liabilities	7,474	6,241
Other accrued liabilities	33,466	44,562
	$77,892	$95,907

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt

Long-term debt is as follows (in thousands):

	2012	2011
Revolving credit facility, due 2014	$18,000	$—
7.875% senior subordinated notes, due 2013	67,848	284,878
8.375% senior subordinated notes, due 2014 ($25.2 million outstanding principal amount as of the year ended 2011)	—	25,424
Term Loan B, due 2016 ($388.2 million and $356.2 million outstanding principal amount as of the years ended 2012 and 2011, respectively)	385,547	353,033
10.5% senior notes, due 2016	—	170,000
7% senior exchangeable notes, due 2017	86,250	—
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of the year ended 2012)	217,675	—
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of the years ended 2012 and 2011)	398,001	397,704
Other debt including capital leases	10,297	15,304
	1,183,618	1,246,343
Less current maturities	(11,748)	(8,809)
Long-term debt	$1,171,870	$1,237,534

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion and $1.1 billion as of the years ended 2012 and 2011, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument. Interest expense in 2012 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.2%, compared to the average outstanding debt of approximately $1.4 billion and a weighted average interest rate of 8.0% in 2011. Cash interest payments on long-term debt were $110.7 million, $111.0 million and $102.7 million in 2012, 2011 and 2010, respectively.

2010 Credit Facilities

On December 14, 2012, the Company issued $15 million aggregate principal amount of additional term loans (the “$15 million Term Loan Add-On” and together with a $65 million aggregate principal amount of additional term loans issued in June 2012, the “Term Loan Add-On”) under its senior secured credit agreement, which includes a $170 million revolving credit facility due 2014 (the "2010 Revolving Credit Facility") and a $380 million term loan due 2016 (the "Term Loan B") (collectively with the Term Loan Add-On and 2010 Revolving Credit Facility, the “2010 Credit Facilities”). The $15 million Term Loan Add-On was issued at par. Concurrently with the $15 million Term Loan Add-On, the Company amended the 2010 Credit Facilities (the "December 2012 Amendment") to allow the Company to incur up to $50 million of indebtedness under a new unsecured term loan to be prepaid on substantially similar terms as the Company's 7.875% senior subordinated notes due 2013 (the “7.875% Notes”), subject to maintaining certain liquidity thresholds and other customary conditions. The Company capitalized debt issuance costs of $2.7 million, which is amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.6 million, which was capitalized and is amortized over the remaining life of the 2010 Credit Facilities.

On June 8, 2012, the Company issued $65 million aggregate principal amount of additional term loans (the “$65 million Term Loan Add-On”) under its 2010 Credit Facilities. The $65 million Term Loan Add-On was issued at a discount of approximately $0.7 million. Concurrently with the $65 million Term Loan Add-On, the Company amended the 2010 Credit Facilities (the “Add-On Amendment”) to allow for the repurchase of up to $135 million of its 7.875% Notes, subject to maintaining certain liquidity thresholds and other customary conditions. The Company capitalized debt issuance costs of $1.1 million, which is amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.0 million for the Add-On Amendment, of which $1.8 million was capitalized and is amortized over the remaining life of the 2010 Credit Facilities.

On February 3, 2012, the Company amended the 2010 Credit Facilities (the “2012 Amendment”) to increase its restricted dispositions basket in connection with the sale of the Documents Group. The 2012 Amendment required that 25% of the net

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

proceeds of such sale be used to repay the Term Loan B and requires that the remaining amount be used to reinvest in the business or refinance certain existing debt. On February 14, 2012, the Company repaid $9.5 million of the Term Loan B in connection with this provision. The 2012 Amendment required the Company to prepay unsecured debt, second lien debt and/or the loans under the 2010 Credit Facilities within 360 days after the effective date of the 2012 Amendment in an amount equal to 75% of the net proceeds. In connection with the 2012 Amendment, the Company paid $1.7 million to consenting lenders and related fees, which are included in discontinued operations in the consolidated statement of operations.

Effective March 5, 2012, the Company increased its borrowing capacity under the 2010 Revolving Credit Facility to $170 million from $150 million as a result of receiving an additional commitment, as permitted under the 2010 Credit Facilities. In connection with this increase, the Company capitalized debt issuance costs of $1.0 million, which is amortized over the life of the 2010 Revolving Credit Facility. On March 9, 2012, the Company repaid $34.7 million of its Term Loan B as part of its required excess cash flow pre-payment.
On October 28, 2011, the Company completed an amendment to allow the Company to repurchase up to $30.0 million of its outstanding notes, subject to a maximum leverage ratio and the satisfaction of certain other conditions. In connection with the amendment, the Company paid $2.6 million to consenting lenders and related fees, which is capitalized and amortized to interest expense, net in the consolidated statement of operations over the remaining life of the 2010 Credit Facilities.
In connection with the issuance of the 2010 Credit Facilities, the Term Loan B was issued at a discount of $3.8 million, of which $2.7 million and $3.2 million remains unamortized as of the years ended 2012 and 2011. The Company incurred a loss on early extinguishment of debt of $7.0 million, of which $4.8 million relates to fees paid to consenting lenders and $2.2 million relates to the write-off of previously unamortized debt issuance costs. In addition, the Company capitalized $5.3 million, of which $3.4 million relates to fees paid to consenting lenders and $1.9 million relates to expenses, both of which are being amortized over the remaining life of the 2010 Credit Facilities.
The Company may from time to time seek to purchase its outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
7.875% Notes
In 2004, the Company issued $320.0 million of the 7.875% Notes, with semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to the maturity on December 1, 2013. The Company may redeem these notes, in whole or in part, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.
On December 17, 2012, the Company announced that it had initiated a mandatory and irrevocable redemption of all of the outstanding 7.875% Notes. Pursuant to the terms of the indenture governing these notes, the 7.875% Notes were redeemed on January 22, 2013 (the “Redemption Date”) at a redemption price of 100.0% of the unpaid principal amount of the 7.875% Notes, together with accrued and unpaid interest thereon up to the Redemption Date. As a result, the amount outstanding as of the year ended 2012 were reclassified to long-term debt on the consolidated balance sheet.
In 2012, the Company purchased in the open market approximately $98.6 million of its 7.875% Notes and retired them for $96.4 million plus accrued and unpaid interest.  In connection with the retirement of these 7.875% Notes, the Company recorded a gain on early extinguishment of debt of $1.9 million, which included the write off of $0.3 million of unamortized debt issuance costs. In 2011, the Company purchased in the open market approximately $11.4 million of its 7.875% Notes and retired them for $9.0 million plus accrued and unpaid interest.  In connection with the retirement of these 7.875% Notes, the Company recorded a gain on early extinguishment of debt of $2.4 million, which included the write off of $0.1 million of unamortized debt issuance costs.
8.375% Notes
On March 7, 2007, in connection with the acquisition of Cadmus Communications Corporation (“Cadmus”), the Company assumed the 8.375% senior subordinated notes due 2014 ("8.375% Notes"), which pay interest semi-annually on June 15 and December 15, and require no principal payments prior to maturity on June 15, 2014.

In 2012, the Company purchased in the open market approximately $2.0 million of its 8.375% Notes and retired them for $1.6 million plus accrued and unpaid interest.  In connection with the retirement of these 8.375% Notes, the Company recorded a gain on early extinguishment of debt of $0.4 million, which included the write off of $0.1 million of unamortized debt issuance costs. In 2011, the Company purchased in the open market approximately $7.0 million of its 8.375% Notes and retired them for $5.4 million plus accrued and unpaid interest.  In connection with the retirement of these 8.375% Notes, the Company recorded

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a gain on early extinguishment of debt of $1.7 million, which included the write-off of $0.1 million of the above noted fair value increase to the 8.375% Notes.
10.5% Notes
On June 13, 2008, the Company issued the 10.5% senior notes due 2016 ("10.5% Notes") upon the conversion of the Company’s Senior Unsecured Loan.  The 10.5% Notes were then sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933. The Company did not receive any net proceeds as a result of this transaction. The 10.5% Notes pay interest semi-annually on February 15 and August 15, and have no required principal payments prior to their maturity on August 15, 2016. The Company can redeem the 10.5% Notes, in whole or in part, on or after August 15, 2012, at redemption prices ranging from 100% to 105.25%, plus accrued and unpaid interest.

In 2012, the Company purchased in the open market approximately $5.0 million of its 10.5% Notes and retired them for $4.9 million plus accrued and unpaid interest.  In connection with the retirement of these 10.5% Notes, the Company recorded a gain on early extinguishment of debt of $0.1 million, which included the write off of $0.1 million of unamortized debt issuance costs.

11.5% Senior Notes

On March 28, 2012, the Company issued $225 million aggregate principal amount of 11.5% senior notes due 2017 (the “11.5% Notes”) that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $7.3 million remains unamortized as of the year ended 2012. The 11.5% Notes were issued pursuant to an indenture (the “11.5% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 11.5% Notes, semi-annually, in cash in arrears, on May 15 and November 15 of each year commencing May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100% to 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.50% plus accrued and unpaid interest. The Company may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11.5% Notes has the right to require the Company to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill its registration rights obligations, on May 10, 2012, the Company launched a registered exchange offer (the "Exchange Offer") to exchange any and all of its unregistered 11.5% Notes for publicly tradable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes. The Exchange Offer expired on June 18, 2012.

7% Senior Exchangeable Notes

Concurrently with the issuance of the 11.5% Notes, the Company issued $86.3 million aggregate principal amount of senior exchangeable notes due 2017 (the “7% Notes”) that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture (the “7% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 7% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may not redeem the notes at its option. Upon a fundamental change, as defined in the 7% Indenture, each holder

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of 7% Notes may require the Company to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

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

Net proceeds of the 11.5% Notes and 7% Notes together with borrowings under the Company's 2010 Revolving Credit Facility were used to fund the cash tender offers for any and all of the Company's 8.375% Notes and 10.5% Notes, plus $45 million aggregate principal amount of the Company's 7.875% Notes and to repurchase an additional $73.4 million of 7.875% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses. In connection with the issuance of the 11.5% Notes and the 7% Notes, the Company capitalized debt issuance costs of $6.0 million and $3.0 million, respectively, all of which will be amortized over the life of the 11.5% Notes and the 7% Notes.
8.875% Notes
In 2010, the Company issued $400 million of 8.875% senior second lien notes ("8.875% Notes") that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933.  The 8.875% Notes were issued at a discount of approximately $2.8 million, of which approximately $2.0 million and $2.3 million remained unamortized as of the years ended 2012 and 2011, respectively. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s outstanding senior secured term loans and $88.0 million outstanding under the Company's then existing senior secured revolving credit facility.
The 8.875% Notes were issued pursuant to an indenture among Cenveo Corporation, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among Cenveo Corporation, certain subsidiary guarantors, Bank of America, N.A., as first lien agent and control agent, and  Wells Fargo Bank, National Association, as second lien collateral agent.  The 8.875% Notes pay interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8.875% Notes have no required principal payments prior to their maturity on February 1, 2018.  The 8.875% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secure the 2010 Credit Facilities, and on a senior unsecured basis by substantially all of the Canadian subsidiaries. As such the 8.875% Notes rank pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company can redeem the 8.875% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. In addition, at any time prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings. The Company may also redeem up to 10% of the aggregate principal amount of notes per twelve-month period before February 1, 2014 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, and redeem some or all of the notes before February 1, 2014 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 8.875% Notes has the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8.875% Notes contain customary covenants, representations and warranties, plus a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill its registration rights obligations, on April 28, 2010, the Company launched a registered exchange offer (“Exchange Offer”) to exchange any and all of its outstanding unregistered 8.875% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The Exchange Offer expired on May 26, 2010, and nearly all unregistered 8.875% Notes were exchanged for registered 8.875% Notes.
In connection with this refinancing, the Company incurred a loss on early extinguishment of debt of $2.6 million, of which $1.1 million relates to the write-off of previously unamortized debt issuance costs and $1.5 million relates to fees paid to consenting lenders. In addition, the Company capitalized $2.1 million of which $1.5 million relates to amendment expenses and $0.6 million relates to fees paid to consenting lenders, both of which will be amortized over the remaining life of the 2010 Credit

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Facilities. In connection with the issuance of the 8.875% Notes, the Company capitalized $9.4 million of which $7.6 million relates to fees paid to consenting lenders and $1.8 million relates to offering expenses, all of which will be amortized over the eight year life of the 8.875% Notes.
Debt Compliance
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

Additionally, pursuant to the December 2012 Amendment, the interest rate margin for all loans under the 2010 Credit Facilities increased to (i) 5.50% from 5.125% per annum for London Interbank Offered Rate (“LIBOR”) based loans and (ii) 4.50% from 4.125% per annum for prime rate loans. A LIBOR floor of 1.50% for the 2010 Revolving Credit Facility was also established. This amendment also modified the financial covenants, including (i) increasing the maximum consolidated first lien leverage ratio covenant to 2.65x with a step-down to 2.40x in the first quarter of 2014 and to 2.25x in the first quarter of 2015, (ii) delaying a step down in the maximum consolidated leverage ratio from 6.50x to 6.25x until the fourth quarter of 2013 and from 6.25x to 6.0x until the third quarter of 2014, and (iii) delaying a step-up in the minimum consolidated interest coverage ratio from 1.60x to 1.75x until the first quarter of 2014.
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
As of the year ended 2012, the Company was in compliance with all debt agreement covenants. The Company anticipates being in compliance with all of its debt agreements throughout its 2013 fiscal year.
Other Debt
Other debt as of the year ended 2012 primarily consisted of equipment loans. Of this debt, $9.1 million had an average fixed interest rate of 4.6% while $1.2 million had variable interest rates with an average interest rate of 1.1%.
The aggregate annual maturities for long-term debt are as follows (in thousands):

2013	$11,748
2014	40,474
2015	5,805
2016	376,322
2017	361,250
Thereafter	400,000
$1,195,599

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. As of the years ended 2012 and 2011, the Company did not have any outstanding interest rate swap obligations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Subsequent Event
On January 18, 2013, the Company entered into an unsecured credit agreement (the “Unsecured Credit Agreement”) with Macquarie US Trading LLC, as administrative agent (the “Administrative Agent”), and the lenders named therein, which provides for an unsecured $50.0 million aggregate principal amount term loan due March 31, 2017 (the “Unsecured Term Loan”). In connection with the Unsecured Credit Agreement, the Company capitalized debt issuance costs of $1.5 million in 2012. In connection with the Unsecured Credit Agreement, all of the Company's domestic subsidiaries (other than Cenveo Corporation) as guarantors, entered into a guaranty agreement, dated as of January 18, 2013 (the “Guaranty”), in favor of the Administrative Agent. Proceeds from the Unsecured Term Loan together with borrowings on its 2010 Revolving Credit Facility were used to redeem, satisfy and discharge in full the Company's 7.875% Notes, and to pay certain fees and expenses incurred in connection with the Unsecured Credit Agreement and the redemption, satisfaction and discharge of the 7.875% Notes. On January 22, 2013, U.S. Bank National Association, the trustee for the 7.875% Notes officially canceled the 7.875% Notes.

The Unsecured Term Loan will bear interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If the Company does not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Credit Agreement, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made by the Company. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equals $43.8 million on May 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Credit Agreement is guaranteed by the Company and each existing and future direct and indirect domestic subsidiary of Cenveo on an unsecured basis pursuant to the Guaranty. The Unsecured Credit Agreement contains customary covenants that, among other things, place limits on the ability of Cenveo, the Company, and/or the other guarantors to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Credit Agreement also contains customary representations and warranties and events of default.

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt (Note 8) and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its pension plan assets (Note 13) at fair value.

The table below presents the carrying value and fair value of these assets and liabilities of the Company as of the years ended 2012 and 2011, respectively (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,110	$8,110	$17,753	$17,753
Accounts receivable, net	261,611	261,611	288,483	288,483
Current maturities of long-term debt	11,748	11,748	8,809	8,809
Accounts payable	185,271	185,271	186,648	186,648

The Company is required, on a non-recurring basis, to adjust the carrying value of its long-lived assets held (Note 5), goodwill and other intangible assets (Note 6). These assets were determined by the Company to be Level 2 and Level 3 under the fair value hierarchy and are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. The Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes
Income Tax Expense (Benefit)
Income (loss) from continuing operations before income taxes was as follows for the years ended (in thousands):

	2012	2011	2010
Domestic	$(15,561)	$3,617	$(259,866)
Foreign	1,764	4,832	8,966
	$(13,797)	$8,449	$(250,900)
Income tax expense (benefit) on income (loss) from continuing operations consisted of the following for the years ended (in thousands):

	2012	2011	2010
Current tax expense (benefit):
Federal	$—	$(4,113)	$(5,574)
Foreign	295	1,361	1,655
State	874	436	(468)
	1,169	(2,316)	(4,387)
Deferred expense (benefit):
Federal	44,568	11,165	(39,373)
Foreign	(748)	1,000	(278)
State	15,078	(372)	(9,164)
	58,898	11,793	(48,815)
Income tax expense (benefit)	$60,067	$9,477	$(53,202)
The Company's deferred tax expense (benefit) for the year ended 2012 includes a tax charge of $56.5 million related to a valuation allowance against its deferred tax assets.
The Company's current tax expense (benefit) for the year ended 2011 includes a tax benefit of $5.1 million for the utilization of income tax loss carryforwards and credits.
A reconciliation of the expected tax expense (benefit) based on the federal statutory tax rate to the Company’s actual income tax expense (benefit) is summarized as follows for the years ended (in thousands):

	2012	2011	2010
Expected tax expense (benefit) at federal statutory income tax rate	$(4,836)	$2,957	$(87,815)
State and local income tax expense (benefit)	(592)	2,314	(5,686)
Change in valuation allowance	55,374	(2,592)	(352)
Change in contingency reserves	(94)	(84)	(3,810)
Non-U.S. tax rate differences	(1,063)	670	(1,762)
Non-deductible goodwill	—	—	41,522
Non-deductible expenses	2,437	6,863	3,236
Change in state tax rates	1,564	(547)	(1,112)
Expiration of stock option contracts	7,007	—	—
Other	270	(104)	2,577
Income tax expense (benefit)	$60,067	$9,477	$(53,202)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities of the Company, were as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$106,393	$99,523
Compensation and benefit related accruals	60,047	68,350
Foreign tax credit carryforwards	9,011	16,661
Alternative minimum tax credit carryforwards	8,819	8,526
Accounts receivable	1,928	2,696
Inventory	2,504	3,869
Restructuring accruals	11,850	11,468
Accrued tax and interest	1,540	1,446
Other	7,719	8,737
Valuation allowance	(69,241)	(21,518)
Total deferred tax assets	140,570	199,758

Deferred tax liabilities:
Property, plant and equipment	(48,912)	(52,467)
Goodwill and other intangible assets	(71,187)	(68,487)
Other	(10,242)	(9,217)
Total deferred tax liabilities	(130,341)	(130,171)
Net deferred tax asset	$10,229	$69,587
The net deferred tax asset included the following (in thousands):

	2012	2011
Current deferred tax asset (included in prepaid and other current assets)	$15,650	$28,718
Long-term deferred tax asset (included in other assets, net)	—	40,869
Long-term deferred tax liability (included in other liabilities)	(5,421)	—
Total	$10,229	$69,587
The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $106.4 million as of the year ended 2012. Federal net operating loss carryforwards of $271.8 million will expire from 2022 through 2032, foreign tax credit carryforwards of $9.0 million will expire from 2013 through 2015 and alternative minimum tax credit carryforwards of $8.8 million do not have an expiration date.
The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to: recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, the duration of statutory carryforward periods and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of its cumulative results in recent years. In the United States, the Company's analysis indicates that it has cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving the cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which incorporated the excess capacity and pricing pressure experienced in its product lines, along with the recent decline in net sales from the print and envelope segment during 2012, the Company believes it is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. Accordingly, the Company estimated and recorded a valuation allowance related to those net deferred tax assets of $56.5 million in 2012. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During 2012, the valuation allowance related to these state net operating losses and foreign tax credit carryforwards was reduced by $8.8 million to $12.7 million, primarily as a result of the expiration of foreign tax credit carryforwards. The Company believes that it ultimately will recover the remaining net deferred tax assets based upon completed cost restructuring activities and modifications it has made to the capital structure that will result in future taxable income.
There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company's effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve or deteriorate on a sustained basis, or if certain tax planning strategies are implemented, conclusions regarding the need for valuation allowances could change, resulting in either the decrease or increase of the valuation allowances in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.
Uncertain Tax Positions
The Company accounts for uncertain tax positions by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. During 2012 and 2011, the Company did not reduce its liability for uncertain tax positions. In 2010, the Company reduced its liability for uncertain tax positions by $10.7 million, net of deferred tax assets of $3.9 million, as a result of the expiration of certain statutes of limitations. As a result, in 2010, income tax benefits of $2.8 million are included in income from discontinued operations, net of taxes, in the consolidated statement of operations. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months. The balance of the Company’s remaining unrecognized tax benefits as of the year ended 2012 includes $2.2 million of tax benefits that, if recognized would affect the effective tax rate, which is included in other liabilities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued interest of $0.2 million during 2012 and, in total, as of the year ended 2012, has recognized no liabilities for penalties and liabilities of $1.9 million for interest.
The Company’s unrecognized tax benefit activity for the years ended 2012, 2011 and 2010 was as follows (in thousands):

Unrecognized tax benefit – As of year end 2009	$9,582
Gross decreases - tax positions in prior period	(40)
Gross decreases – expiration of applicable statute of limitations	(7,316)
Unrecognized tax benefit – As of year end 2010	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2011	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2012	$2,226
The Internal Revenue Service (“IRS”) has examined the Company’s federal income tax returns through 2010. The Company’s federal income tax returns for tax years after 2003 through 2006 remain subject to examination by the IRS due to a federal net operating loss generated in those years. Although the IRS has audited the Company’s tax returns for 2009 and 2010, those returns remain subject to examination under the statute of limitations. However, a re-examination of the 2009 and 2010 tax returns is not likely. The various states in which the Company is subject to income tax are generally open for the tax years after

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2007. In Canada, the Company remains subject to audit for tax years after 2004. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.
Current Taxes and Cash Taxes
As of the years ended 2012 and 2011, the Company had income tax receivables of $1.7 million and $1.5 million, respectively included in other current assets. Net cash payments (refunds) for income taxes were $1.4 million, $2.1 million and $(3.0) million in 2012, 2011 and 2010, respectively.

11. Restructuring, Impairment and Other Charges
Cost Savings, Restructuring and Integration Plans

The Company currently has two active cost savings, restructuring and integration plans: (i) the plan related to the implementation of cost savings initiatives along with the closure and consolidation of a print plant, which we refer to as the 2012 Plan, and (ii) the plan related to the integration of the EPG acquisition, which we refer to as the EPG Plan.

The Company currently has six residual cost savings, restructuring and integration plans: (i) the 2011 plan implemented by the print and envelope and the label and packaging segments for further cost savings initiatives, which we refer to as the Other Restructuring Plans, (ii) the plans related to the integration of the Nashua Corporation and Glyph acquisitions, collectively with the EPG Plan we refer to as the Acquisition Integration Plans, and (iii) the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan, which collectively with the Other Restructuring Plans we refer to as the Residual Plans. As a result of these cost savings actions, over the last seven years the Company has closed or consolidated a significant amount of manufacturing facilities including, two manufacturing facilities in 2012 and five manufacturing facilities in 2011, and has had a significant number of headcount reductions, including approximately 900 employees in 2012.
2012 Plan
In 2012, the Company announced the closure and consolidations of a print plant and an envelope plant into its existing print operations. Additionally, the Company began implementing a cost savings initiative, which primarily focused on the Company's print and envelope segment and corporate expenses. This initiative will focus on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions. The Company expects to be substantially complete with the 2012 Plan in 2013.
Residual Plans

In 2011, the Other Restructuring Plans were implemented for further cost savings initiatives in order to provide enhanced customer service, centralize various back office functions or rationalize business. These Other Restructuring Plans also include the realignment of certain manufacturing platforms, which has resulted in the closure and consolidation of two commercial printing plants into our existing operations. The Company completed these initiatives in 2012.
The Company developed and implemented three other a cost savings and restructuring plans. The 2009 Cost Savings and Restructuring Plan to reduce its operating costs and realign its manufacturing platform in order to compete effectively during the economic downturn. As part of this plan, the Company continued to implement cost savings initiatives throughout its operations, closed and consolidated manufacturing facilities into existing operations and reduced headcount. The 2007 Cost Savings and Integration Plan, which related to acquisitions that took place that year. As part of this plan, the Company closed and consolidated manufacturing facilities into existing or acquired operations and reduced headcount. The 2005 Cost Savings and Restructuring Plan was developed and implemented as a result of a new senior management team, which included consolidating purchasing activities and manufacturing platform, reducing corporate and field human resources, streamlining information technology infrastructure and eliminating discretionary spending. As part of this plan, the Company, closed and consolidated manufacturing facilities into existing operations and reduced headcount. The cumulative total costs incurred through the year ended 2012 related to these plans for print and envelope, label and packaging and corporate were approximately $236.5 million, $26.6 million and $36.6 million, respectively. The Company completed the implementation of these plans and does not anticipate any future expenses related to this plan as all liabilities incurred with this plan have been settled, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquisition Integration Plans
Upon the completion of the EPG acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of four manufacturing facilities into the Company's existing operations and the elimination of duplicative headcount. Upon the acquisition of Glyph, the Company developed and implemented its plan to integrate Glyph into its existing operations. In 2010, these activities have included the elimination of duplicative headcount and the closure of a sales office. Upon the acquisition of Nashua, the Company developed and implemented its plan to integrate Nashua into its existing operations. Since the acquisition date, activities related to Nashua have included the closure and consolidation of two manufacturing facilities into existing operations and elimination of duplicative headcount and public company costs. The cumulative total costs incurred through the year ended 2012 related to these plans for print and envelope, label and packaging were approximately $9.0 million and $6.5 million, respectively. The Company completed the Nashua and Glyph plans and does not anticipate any significant future expenses, other than modifications to its current assumptions for lease terminations and ongoing expenses related to maintaining restructured assets. The Company has substantially completed the integration of EPG, but may have additional closure or consolidation of manufacturing facilities and further headcount reductions.
Goodwill and Other Long-Lived Asset Impairments
2010
In the third quarter of 2010, the Company recorded non-cash, impairment charges of $132.2 million related to goodwill and $49.2 million related to other long-lived assets, of which $22.0 million related to an indefinite lived trade name and $27.2 million related to customer relationships.

The following tables present the details of the expenses recognized as a result of these plans.

2012 Activity

Restructuring, impairment and other charges for the year ended 2012 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2012 Plan	$4,234	$6,661	$607	$656	$5,400	$1,639	$19,197
Residual Plans	520	535	47	273	(318)	1,298	2,355
Acquisition Integration Plans	1,029	1,199	414	172	—	679	3,493
Total Print and Envelope	5,783	8,395	1,068	1,101	5,082	3,616	25,045
Label and Packaging
2012 Plan	778	—	6	—	—	13	797
Residual Plans	364	—	—	58	—	4	426
Acquisition Integration Plans	—	—	(4)	—	—	—	(4)
Total Label and Packaging	1,142	—	2	58	—	17	1,219
Corporate
2012 Plan	646	—	—	—	—	—	646
Residual Plans	—	—	—	—	—	190	190
Total Corporate	646	—	—	—	—	190	836
Total Restructuring, Impairment and Other Charges	$7,571	$8,395	$1,070	$1,159	$5,082	$3,823	$27,100

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011 Activity

Restructuring, impairment and other charges for the year ended 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
Residual Plans	$884	$2,121	$649	$2,550	$1,437	$2,931	$10,572
Acquisition Integration Plans	2,091	722	1,822	101	—	520	5,256
Total Print and Envelope	2,975	2,843	2,471	2,651	1,437	3,451	15,828
Label and Packaging
Residual Plans	1,091	—	1	(148)	—	(25)	919
Acquisition Integration Plans	39	130	76	6	—	175	426
Total Label and Packaging	1,130	130	77	(142)	—	150	1,345
Corporate
Residual Plans	225	—	—	82	—	332	639
Total Corporate	225	—	—	82	—	332	639
Total Restructuring, Impairment and Other Charges	$4,330	$2,973	$2,548	$2,591	$1,437	$3,933	$17,812
2010 Activity

Restructuring, impairment and other charges for the year ended 2010 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
Residual Plans	$4,978	$4,002	$2,367	$5,829	$8,792	$5,719	$31,687
Acquisition Integration Plans	78	—	—	164	—	—	242
Subtotal	5,056	4,002	2,367	5,993	8,792	5,719	31,929
Asset Impairments	—	181,419	—	—	—	—	181,419
Total Print and Envelope	5,056	185,421	2,367	5,993	8,792	5,719	213,348
Label and Packaging
Residual Plans	2,969	13	40	1,388	—	440	4,850
Acquisition Integration Plans	1,451	1,830	721	197	—	708	4,907
Total Label and Packaging	4,420	1,843	761	1,585	—	1,148	9,757
Corporate
Residual Plans	1,780	—	—	651	—	614	3,045
Total Corporate	1,780	—	—	651	—	614	3,045
Total Restructuring, Impairment and Other Charges	$11,256	$187,264	$3,128	$8,229	$8,792	$7,481	$226,150

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2012 Plan
Balance as of the year ended 2011	$—	$—	$—	$—	$—
Accruals, net	5,658	656	5,400	2,265	13,979
Payments	(4,459)	(163)	—	(2,265)	(6,887)
Balance as of the year ended 2012	$1,199	$493	$5,400	$—	$7,092

Residual Plans
Balance as of the year ended 2010	$1,333	$6,469	$22,788	$—	$30,590
Accruals, net	2,200	2,484	1,437	3,888	10,009
Payments	(2,462)	(5,149)	(1,687)	(3,888)	(13,186)
Balance as of the year ended 2011	1,071	3,804	22,538	—	27,413
Accruals, net	884	331	(318)	1,539	2,436
Payments	(1,828)	(2,118)	(2,701)	(1,539)	(8,186)
Balance as of the year ended 2012	$127	$2,017	$19,519	$—	$21,663

Acquisition Integration Plans
Balance as of the year ended 2010	$227	$1,643	$—	$—	$1,870
Accruals, net	2,130	107	$—	2,593	4,830
Payments	(1,865)	(404)	$—	(2,593)	(4,862)
Balance as of the year ended 2011	492	1,346	$—	—	1,838
Accruals, net	1,029	172	—	1,089	2,290
Payments	(1,223)	(430)	—	(1,089)	(2,742)
Balance as of the year ended 2012	$298	$1,088	$—	$—	$1,386

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock-Based Compensation
The Company’s 2007 Long-Term Equity Incentive Plan, as amended, approved in May 2008 (the “2007 Plan”) authorizes the issuance of up to 4,500,000 shares of the Company’s common stock. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by 707,500 shares in 2012.
The Company’s outstanding unvested stock options have maximum contractual terms of up to six years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted share units (“RSUs”) principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or the exercise of other equity awards. The Company’s restricted shares were assumed in connection with its acquisition of Nashua Corporation and all of which expired in 2011. The Company has no outstanding stock appreciation rights.
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
Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations was $5.3 million, $8.7 million and $10.9 million for the years ended 2012, 2011 and 2010, respectively. Income tax benefit related to the Company’s stock-based compensation expense was $1.2 million, $1.5 million and $2.1 million for the years ended 2012, 2011 and 2010, respectively.
As of the year ended 2012, there was approximately $5.3 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over the remaining weighted-average period of 1.6 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options
A summary of the Company’s outstanding stock options as of and for the years ended 2012, 2011 and 2010 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding as of the year ended 2009	3,917,851	$11.73	3.7	$5,513
Granted	660,000	7.02
Exercised	(179,773)	4.73		$418
Forfeited	(592,854)	15.23
Outstanding as of the year ended 2010	3,805,224	$10.70	3.1	$1,075
Granted	590,000	5.62
Exercised	(70,598)	4.04		$141
Forfeited	(131,646)	6.89
Outstanding as of the year ended 2011	4,192,980	$10.21	2.5	$—
Granted	—	—
Exercised	—	—		$—
Forfeited	(1,966,980)	13.00
Outstanding as of the year ended 2012	2,226,000	$7.75	2.7	$—

Exercisable as of the year ended 2010	2,371,974	$13.27	2.2	$334
Exercisable as of the year ended 2011	2,761,230	$12.59	1.6	$—
Exercisable as of the year ended 2012	1,405,125	$8.94	2.3	$—
__________________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of the years ended 2012, 2011 and 2010 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

There were no stock option grants in 2012. The weighted-average grant date fair value of stock options granted in 2011, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions are as follows:

2011
Weighted average fair value of option grants during the year	$2.28
Assumptions:
Expected option life in years	4.25
Risk-free interest rate	1.46%
Expected volatility	49.1%
Expected dividend yield	0.0%
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Shares and RSUs
A summary of the Company’s non-vested restricted shares and RSUs as of and for the three years ended 2012, 2011 and 2010 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested as of the year ended 2009	161,144	$6.53	1,896,585	$9.72
Granted	—	—	756,924	7.02
Vested	(1,447)	6.53	(904,710)	10.48
Forfeited	(134,397)	6.53	(28,125)	9.49
Unvested as of the year ended 2010	25,300	$6.53	1,720,674	$8.13
Granted	—	—	806,084	5.62
Vested	—	—	(745,674)	9.42
Forfeited	(25,300)	6.53	(26,250)	6.57
Unvested as of the year ended 2011	—	$—	1,754,834	$6.46
Granted	—	—	136,840	1.90
Vested	—	—	(795,459)	7.02
Forfeited	—	—	(21,875)	7.32
Unvested as of the year ended 2012	—	$—	1,074,340	$5.44

The total fair value of RSUs which vested during 2012, 2011 and 2010 was $2.0 million, $3.7 million and $5.6 million, respectively, as of the respective vesting dates.

13. Retirement Plans

Pension Plans. The Company currently has two defined benefit pension plans for certain of its employees in the United States. The defined benefit plans provide benefit payments using formulas based on an employee's compensation and length of service, or stated amounts for each year of service. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. Most of the employee benefits under the Company’s defined benefit plans are frozen.
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
Savings Plan. The Company sponsors a defined contribution plan to provide substantially all United States salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2012, the Company did not make any voluntary contributions. In 2011 and 2010, the Company matched only certain union employee’s voluntary contributions and contributions required under the collective bargaining agreements. Company contributions to the plan were less than $0.1 million in 2011 and 2010, respectively. Employees participating in the plan held 2,719,312 shares of the Company’s common stock as of the year ended 2012.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status and Net Periodic Cost. The following table provides a reconciliation of the changes in the Company’s pension, SERP and OPEB plans benefit obligations and fair value of assets for 2012 and 2011, a statement of the funded status as of the years ended 2012 and 2011, respectively, and the amounts recognized in the consolidated balance sheets as of the years ended 2012 and 2011 (in thousands).

The following table provides a reconciliation of the Company’s benefit obligation:

	Pensions		SERPs		OPEBs
	2012	2011	2012	2011	2012	2011
Benefit obligation at beginning of year	$328,523	$280,275	$19,538	$18,881	$2,551	$2,801
Service cost	1,932	1,382	—	—	—	—
Interest cost	13,657	14,299	786	940	103	138
Actuarial (gain) loss	23,733	47,115	1,398	1,773	(24)	(219)
Benefits paid	(15,836)	(15,160)	(2,119)	(2,056)	(151)	(169)
Prior service cost due to acquisition	—	612	—	—	—	—
Benefit obligation at end of year	$352,009	$328,523	$19,603	$19,538	$2,479	$2,551

The following table provides a reconciliation of the Company’s fair value of plan assets:

	Pensions		SERPs		OPEBs
	2012	2011	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$210,577	$202,839	$—	$—	$—	$—
Actual return on plan assets	21,198	3,735	—	—	—	—
Employer contributions	15,958	19,163	2,119	2,056	151	169
Benefits paid	(15,836)	(15,160)	(2,119)	(2,056)	(151)	(169)
Fair value of plan assets at end of year	231,897	210,577	—	—	—	—
The following table shows the funded status at the end of the year:

	Pensions		SERPs		OPEBs
	2012	2011	2012	2011	2012	2011
Funded status at end of year	$(120,112)	$(117,946)	$(19,603)	$(19,538)	$(2,479)	$(2,551)
The following table shows amounts recognized in accumulated other comprehensive loss:

	Pensions		SERPs		OPEBs
	2012	2011	2012	2011	2012	2011
Net actuarial loss	$110,682	$97,567	$4,766	$3,502	$(200)	$(181)
Prior service cost	—	—	—	—	(23)	(29)
Total	$110,682	$97,567	$4,766	$3,502	$(223)	$(210)
The following table shows amounts recognized in the consolidated balance sheets:

	Pensions		SERPs		OPEBs
	2012	2011	2012	2011	2012	2011
Other current liabilities	$—	$—	$2,135	$2,059	$262	$267
Other liabilities	120,112	117,946	17,468	17,479	2,217	2,284
Total liabilities	$120,112	$117,946	$19,603	$19,538	$2,479	$2,551

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides components of the net periodic cost for the pension, SERP and OPEB plans for the years ended 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Service cost	$1,932	$1,382	$439
Interest cost on projected benefit obligation	14,546	15,377	16,383
Expected return on plan assets	(16,875)	(16,426)	(14,478)
Net amortization and deferral	(6)	(5)	2
Recognized actuarial loss	6,424	1,015	2,304
Net periodic cost	$6,021	$1,343	$4,650

Interest cost on projected benefit obligation includes $0.9 million, $1.1 million and $1.6 million related to the Company’s SERP and OPEB plans in 2012, 2011 and 2010, respectively.

The pre-tax amount of actuarial losses in accumulated other comprehensive loss at December 29, 2012 that is expected to be recognized in net periodic benefit cost in 2013 is $7.7 million and $0.2 million, respectively, for defined benefit pension plans and other post retirement benefit plans. The pre-tax amount of prior service cost included in accumulated other comprehensive loss at December 29, 2012, that is expected to be recognized in net periodic benefit cost in 2013 is $0.5 million for defined benefit pension plans.

The assumptions used in computing the net periodic cost and the funded status were as follows:

	2012	2011	2010
Weighted average discount rate	3.75%	4.25%	5.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	—%	3.00%	4.00%
The discount rate assumption used to determine the Company’s pension obligations as of the years ended 2012 and 2011 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of the years ended 2012 and 2011, respectively, using a single discount rate rounded to the nearest quarter percent.
The expected long-term rate of return on plan assets of 8.0% for the years ended 2012 and 2011 was based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	2012	2011
Projected benefit obligation	$371,612	$348,061
Accumulated benefit obligation	371,612	347,638
Fair value of plan assets	231,897	210,577
The Company currently expects to contribute approximately $14.0 million to its pension plans and approximately $2.4 million to its SERP and OPEB plans in 2013.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2013 through 2017, and in the aggregate for the years 2018 through 2022, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2013:	$16,030	$2,175	$267
2014:	16,533	2,050	250
2015:	16,899	1,975	233
2016:	17,263	1,946	217
2017:	17,722	1,795	201
2018 through 2022:	95,663	7,376	815
Fair Value of Assets. The Company's investment objective is to maximize the long-term return on its pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. The intent is to minimize plan expenses by outperforming plan liabilities over the long run.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of the years ended 2012 and 2011:

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s pension plan assets as of the years ended 2012 and 2011, by asset category are as follows (in thousands):

	2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,817	$—	$—	$6,817
Equity	121,600	—	—	121,600
Fixed income	15,229	40,152	—	55,381
Other	—	1,802	—	1,802
Alternative investments	—	—	46,297	46,297
Total pension plan assets	$143,646	$41,954	$46,297	$231,897

	2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27,066	$—	$—	$27,066
Equity	101,716	—	—	101,716
Fixed income	44,093	7,018	—	51,111
Other	—	1,922	—	1,922
Alternative investments	—	—	28,762	28,762
Total pension plan assets	$172,875	$8,940	$28,762	$210,577

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets (in thousands):

Alternative Investments
Balance as of the year ended 2010	$37,422
Purchases, sales and settlements	(9,002)
Unrealized gains	342
Balance as of the year ended 2011	28,762
Purchases, sales and settlements	14,056
Unrealized gains	3,479
Balance as of the year ended 2012	$46,297
The range of asset allocations and the target allocations for the pension and other post-retirement asset investments were as follows:

	2012		2011		Target
Equity securities	51%	64%	55%	55%	60%	75%
Fixed income securities	25%	32%	25%	39%	25%	35%
Alternative investments and other	4%	24%	6%	20%	10%	30%

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-Employer Plans. Certain of the Company’s employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $1.1 million in 2012, $1.6 million in 2011 and $2.4 million in 2010. In 2012 and 2011, the Company recorded withdrawal liabilities of $5.1 million and $1.4 million, respectively, as a result of exiting certain multi-employer pension plans in connection with its cost savings and restructuring plans.
The Company's participation in these plans for the year ended 2012, is outlined in the table below:

Pension Fund	EIN	Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Contributions			Surcharge imposed	Expiration Date of Collective Bargaining Agreement
			2012	2011		2012	2011	2010
						(in thousands)
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	$236	$249	$231	Yes	6/30/2013
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	102	206	333	Yes	12/31/2014
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	15	25	41	Yes	4/30/2014
Graphic Communications Pension Trust Fund Of Canada	M5000050	223	Red	Red	Implemented	225	250	250	No	6/30/2012
Graphic Communications Supplemental Retirement and Disability Fund	M5000050	226, 251	Red	Red	Implemented	479	523	575	No	6/30/2012
CWA/ITU Negotiated Pension Plan	136212879	001	Red	Red	Implemented	86	347	408	No	2/28/2013
				Total contributions		$1,143	$1,600	$1,838

(1)
Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2012 and 2011 is for the plan's year end, not the Company's year end. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Commitments and Contingencies
Leases. The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2021. Certain leases include renewal and/or purchase options, which may be exercised by us. As of the year ended 2012, future minimum annual lease payments by year and, in the aggregate, under non-cancelable lease agreements with original terms of one year or more consisted of the following (in thousands):

2013	$21,513
2014	15,519
2015	12,623
2016	9,025
2017	6,649
Thereafter	9,803
Total	$75,132
Rent expense was $26.3 million, $27.0 million and $25.5 million in 2012, 2011 and 2010, respectively.
Environmental.  The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended time-frames of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate range of outcomes cannot be predicted with certainty; therefore, the Company’s ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, the Company believes that Nashua’s remediation expense, if any, is not likely to have a material effect on its consolidated financial position or results of operations. As of the years ended 2012 and 2011, the undiscounted liability relating to the Company’s environmental matters was $2.1 million and $2.3 million, respectively, primarily the amount recorded on Nashua’s acquisition date, and is included in other liabilities. There have been no material changes related to these environmental matters and, based on information currently available, the Company believes that remediation of these environmental matters will not have a material effect on the Company’s consolidated financial statements.

Litigation. The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s consolidated financial statements. In 2012, the Company reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. As the Company's liability arising out of these litigations existed as of the December 2011 balance sheet date, this settlement was recorded in the fourth quarter of 2011 within other expense (income), net in the consolidated statement of operations. The Company funded this settlement in 2012. In 2011, the Company reached an agreement with all defendants to settle all controversies and disputes and agreed to dismiss all claims against the defendants with prejudice in connection with a civil litigation filed in Minneapolis, Minnesota. This settlement was recorded as a reduction to selling, general and administrative expenses in the consolidated statement of operations.
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
Letters of Credit. As of the year ended 2012, the Company had outstanding letters of credit of approximately $22.4 million and a de minimis amount of surety bonds. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will have a material effect on the Company's consolidated financial condition or results of operations.
Tax Audits. The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material effect on the Company’s consolidated financial position or its results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-Employer Pension Plans. The Company participates in a number of multi-employer pension plans for union employees (“Multi-Employer Plans”) and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Plans. Two of the Multi-Employer Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers from these Multi-Employer Plans, continued participation in or withdrawal from these multi-employer pension plans could have a material impact on the Company’s consolidated financial statements.

15. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	2012	2011
Currency translation adjustments	$2,945	$2,280
Pension liability adjustments, net of tax benefit of $5,225 and $23,217 as of the years ended 2012 and 2011, respectively	(70,146)	(62,160)
Total accumulated other comprehensive loss	$(67,201)	$(59,880)

16.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options and RSUs (“Equity Awards”) to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% Notes being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the years ended 2012, 2011 and 2010, the effect of approximately 24,131,138; 5,806,615 and 5,087,770 respectively, related to the exchange of the 7% Notes for common stock, stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended
	2012	2011	2010
Numerator for basic and diluted income (loss) per share:
Loss from continuing operations	$(73,864)	$(1,028)	$(197,698)
(Loss) income from discontinued operations, net of taxes	(6,023)	(7,537)	11,321
Net loss	$(79,887)	$(8,565)	$(186,377)
Denominator for weighted average common shares outstanding:
Basic shares	63,567	62,983	62,382
Dilutive effect of convertible notes	—	—	—
Dilutive effect of equity awards	—	—	—
Diluted shares	63,567	62,983	62,382

Income (loss) per share – basic:
Continuing operations	$(1.16)	$(0.02)	$(3.17)
Discontinued operations	(0.10)	(0.12)	0.18
Net loss	$(1.26)	$(0.14)	$(2.99)

Income (loss) per share – diluted:
Continuing operations	$(1.16)	$(0.02)	$(3.17)
Discontinued operations	(0.10)	(0.12)	0.18
Net loss	$(1.26)	$(0.14)	$(2.99)

17. Segment Information

In the first quarter of 2012, the Company realigned its reportable segments as a result of the sale of the Discontinued Operations combined with the realignment of management responsibilities. Previously, the Company reported its segments as envelopes, forms and labels and commercial printing. Beginning January 1, 2012, the Company realigned its segments into two complementary reportable segments - the print and envelope segment and the label and packaging segment. The print and envelope segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management; and direct mail offerings and custom and stock envelopes. The label and packaging segment specializes in the design, manufacturing and printing of labels such as, custom labels, overnight packaging labels, pressure-sensitive prescription labels and high quality packaging offerings, full body shrink sleeves, and specialized folded carton packaging. Segment information for the years ended 2011 and 2010 have been reclassified to reflect the 2012 reportable segment presentation.

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

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended
	2012	2011	2010
Net sales:
Print and envelope	$1,362,030	$1,467,558	$1,272,271
Label and packaging	435,552	441,629	436,258
Total	$1,797,582	$1,909,187	$1,708,529
Operating income:
Print and envelope	$94,241	$110,311	$(114,286)
Label and packaging	49,769	50,602	34,061
Corporate	(31,814)	(43,153)	(37,719)
Total	$112,196	$117,760	$(117,944)
Restructuring, impairment and other charges:
Print and envelope	$25,045	$15,828	$213,348
Label and packaging	1,219	1,345	9,757
Corporate	836	639	3,045
Total	$27,100	$17,812	$226,150
Significant non-cash charges:
Print and envelope	$21,676	$16,412	$202,694
Label and packaging	1,575	3,302	3,958
Corporate	2,408	1,449	1,622
Total	$25,659	$21,163	$208,274
Depreciation and intangible asset amortization:
Print and envelope	$42,464	$44,368	$44,871
Label and packaging	15,136	16,408	16,512
Corporate	4,327	3,178	2,469
Total	$61,927	$63,954	$63,852
Capital expenditures:
Print and envelope	$10,322	$8,185	$13,028
Label and packaging	3,987	2,476	1,454
Corporate	6,642	5,010	3,670
Total	$20,951	$15,671	$18,152
Net sales by product line:
Print	$666,185	$720,558	$747,681
Envelope	695,845	747,000	524,590
Label	331,543	334,671	344,266
Packaging	104,009	106,958	91,992
Total	$1,797,582	$1,909,187	$1,708,529
Intercompany sales:
Print and envelope to label and packaging	$5,483	$4,262	$5,426
Label and packaging to print and envelope	9,267	7,884	1,912
Total	$14,750	$12,146	$7,338

	2012	2011
Total assets:
Print and envelope	$796,739	$867,329
Label and packaging	327,726	392,417
Corporate	76,090	125,842
Total	$1,200,555	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic information is as follows for the years ended (in thousands):

	2012	2011	2010
Net sales:
US	$1,714,878	$1,813,093	$1,605,832
Foreign	82,704	96,094	102,697
Total	$1,797,582	$1,909,187	$1,708,529

	2012	2011
Long-lived assets (property, plant and equipment, goodwill and intangible assets):
US	$651,409	$702,853
Foreign	35,510	40,099
Total	$686,919	$742,952

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the “Parent Company”), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 7.875% Notes, the 8.875% Notes and the 11.5% Notes (collectively with the 7.875% Notes and the 8.875% Notes, the “Subsidiary Issuer Notes”), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of 2012 and 2011 and for the three years ended 2012, 2011 and 2010.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,763	$286	$2,061	$—	$8,110
Accounts receivable, net	—	100,779	159,830	1,002	—	261,611
Inventories	—	61,900	68,787	82	—	130,769
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	53,612	12,078	2,783	—	68,473
Assets of discontinued operations - current	—	—	—	—	—	—
Total current assets	—	258,992	240,981	5,928	(36,938)	468,963

Investment in subsidiaries	(464,314)	1,758,007	7,671	6,725	(1,308,089)	—
Property, plant and equipment, net	—	88,941	192,450	1,209	—	282,600
Goodwill	—	29,540	155,849	6,026	—	191,415
Other intangible assets, net	—	6,621	204,460	1,823	—	212,904
Other assets, net	—	40,301	3,868	504	—	44,673
Assets of discontinued operations - long-term	—	—	—	—	—	—
Total assets	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,961	$4,787	$—	$—	$11,748
Accounts payable	—	107,443	77,313	515	—	185,271
Accrued compensation and related liabilities	—	14,608	10,201	514	—	25,323
Other current liabilities	—	56,995	20,365	532	—	77,892
Liabilities of discontinued operations - current	—	—	—	—	—	—
Intercompany payable (receivable)	—	1,177,669	(1,185,665)	7,996	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,363,676	(1,036,061)	9,557	(36,938)	300,234

Long-term debt	—	1,166,360	5,510	—	—	1,171,870
Other liabilities	—	116,680	77,823	(1,738)	—	192,765
Liabilities of discontinued operations - long-term	—	—	—	—	—	—
Shareholders’ (deficit) equity	(464,314)	(464,314)	1,758,007	14,396	(1,308,089)	(464,314)
Total liabilities and shareholders’ (deficit) equity	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the year ended 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$710,943	$1,071,396	$15,243	$—	$1,797,582
Cost of sales	—	593,043	854,652	13,519	—	1,461,214
Selling, general and administrative expenses	—	102,308	83,716	765	—	186,789
Amortization of intangible assets	—	582	9,179	522	—	10,283
Restructuring, impairment and other charges	—	5,917	21,087	96	—	27,100
Operating income	—	9,093	102,762	341	—	112,196
Gain on bargain purchase	—	—	—	—	—	—
Interest expense, net	—	114,164	607	(16)	—	114,755
Intercompany interest expense (income)	—	(1,476)	1,404	72	—	—
Loss on early extinguishment of debt, net	—	12,487	—	—	—	12,487
Other (income) expense, net	—	(1,125)	46	(170)	—	(1,249)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(114,957)	100,705	455	—	(13,797)
Income tax expense (benefit)	—	35,280	25,193	(406)	—	60,067
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(150,237)	75,512	861	—	(73,864)
Equity in income of unconsolidated subsidiaries	(79,887)	68,896	861	—	10,130	—
Income (loss) from continuing operations	(79,887)	(81,341)	76,373	861	10,130	(73,864)
(Loss) income from discontinued operations, net of taxes	—	1,454	(7,477)	—	—	(6,023)
Net (loss) income	(79,887)	(79,887)	68,896	861	10,130	(79,887)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	(7,321)	(64)	(589)	—	7,974	—
Pension liability adjustment, net of taxes	—	(7,257)	(729)	—	—	(7,986)
Currency translation adjustment	—	—	1,254	(589)	—	665
Comprehensive (loss) income	$(87,208)	$(87,208)	$68,832	$272	$18,104	$(87,208)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$5,333	$(105,650)	$154,621	$2,494	$—	$56,798
Net cash used in operating activities of discontinued operations	—	(1,799)	(2,934)	—	—	(4,733)
Net cash provided by (used in) operating activities	5,333	(107,449)	151,687	2,494	—	52,065
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(644)	—	—	—	(644)
Capital expenditures	—	(10,563)	(10,223)	(165)	—	(20,951)
Purchase of investment	—	(350)	—	—	—	(350)
Proceeds from sale of property, plant and equipment	—	360	7,618	—	—	7,978
Proceeds from sale of intangible assets	—	5,700	—	—	—	5,700
Intercompany note	—	3,900	—	—	(3,900)	—
Net cash used in investing activities of continuing operations	—	(1,597)	(2,605)	(165)	(3,900)	(8,267)
Net cash provided by investing activities of discontinued operations	—	16,414	23,507	—	—	39,921
Net cash provided by (used in) investing activities	—	14,817	20,902	(165)	(3,900)	31,654
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(214,831)	—	—	—	(214,831)
Repayment of 8.375% senior subordinated notes	—	(24,787)	—	—	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	—	(37,836)	—	—	—	(37,836)
Repayments of other long-term debt	—	(147)	(4,699)	—	—	(4,846)
Purchase and retirement of common stock upon vesting of RSUs	(735)	—	—	—	—	(735)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
Borrowings under revolving credit facility, net	—	18,000	—	—	—	18,000
Proceeds from issuance of Term Loan B	—	31,844	—	—	—	31,844
Intercompany note	—	—	—	(3,900)	3,900	—
Intercompany advances	(4,598)	170,396	(167,988)	2,190	—	—
Net cash (used in) provided by financing activities of continuing operations	(5,333)	84,014	(172,687)	(1,710)	3,900	(91,816)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(5,333)	82,362	(172,687)	(1,710)	3,900	(93,468)
Effect of exchange rate changes on cash and cash equivalents	—	—	104	2	—	106
Net increase (decrease) in cash and cash equivalents	—	(10,270)	6	621	—	(9,643)
Cash and cash equivalents at beginning of year	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of year	$—	$5,763	$286	$2,061	$—	$8,110

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,033	$280	$1,440	$—	$17,753
Accounts receivable, net	—	113,368	174,003	1,112	—	288,483
Inventories	—	63,234	70,434	128	—	133,796
Notes receivable from subsidiaries	—	40,838	—	—	(40,838)	—
Prepaid and other current assets	—	57,967	10,953	3,822	—	72,742
Assets of discontinued operations - current	—	9,455	13,501	—	—	22,956
Total current assets	—	300,895	269,171	6,502	(40,838)	535,730

Investment in subsidiaries	(381,704)	1,681,084	7,399	6,725	(1,313,504)	—
Property, plant and equipment, net	—	96,680	229,932	1,955	—	328,567
Goodwill	—	29,244	155,361	6,217	—	190,822
Other intangible assets, net	—	6,785	214,435	2,343	—	223,563
Other assets, net	—	107,286	(29,400)	1,604	—	79,490
Assets of discontinued operations - long-term	—	5,717	21,699	—	—	27,416
Total assets	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,109	$4,700	$—	$—	$8,809
Accounts payable	—	94,503	91,311	834	—	186,648
Accrued compensation and related liabilities	—	26,173	12,760	222	—	39,155
Other current liabilities	—	72,813	22,634	460	—	95,907
Liabilities of discontinued operations - current	—	2,492	2,854	—	—	5,346
Intercompany payable (receivable)	—	1,005,396	(1,011,202)	5,806	—	—
Notes payable to issuer	—	—	36,938	3,900	(40,838)	—
Total current liabilities	—	1,205,486	(840,005)	11,222	(40,838)	335,865

Long-term debt	—	1,227,238	10,296	—	—	1,237,534
Other liabilities	—	175,088	10,331	—	—	185,419
Liabilities of discontinued operations - long-term	—	1,583	6,891	—	—	8,474
Shareholders’ (deficit) equity	(381,704)	(381,704)	1,681,084	14,124	(1,313,504)	(381,704)
Total liabilities and shareholders’ (deficit) equity	$(381,704)	$2,227,691	$868,597	$25,346	$(1,354,342)	$1,385,588

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the year ended 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$726,420	$1,164,013	$18,754	$—	$1,909,187
Cost of sales	—	595,529	935,360	15,284	—	1,546,173
Selling, general and administrative expenses	—	118,807	97,247	1,082	—	217,136
Amortization of intangible assets	—	426	9,344	536	—	10,306
Restructuring, impairment and other charges	—	8,773	9,010	29	—	17,812
Operating income (loss)	—	2,885	113,052	1,823	—	117,760
Gain on bargain purchase	—	(11,720)	—	—	—	(11,720)
Interest expense, net	—	115,307	712	(51)	—	115,968
Intercompany interest expense (income)	—	(1,180)	975	205	—	—
(Gain) loss on early extinguishment of debt, net	—	(4,011)	—	—	—	(4,011)
Other (income) expense, net	—	9,832	378	(1,136)	—	9,074
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(105,343)	110,987	2,805	—	8,449
Income tax expense (benefit)	—	16,226	(8,396)	1,647	—	9,477
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(121,569)	119,383	1,158	—	(1,028)
Equity in income of unconsolidated subsidiaries	(8,565)	111,454	1,158	—	(104,047)	—
Income (loss) from continuing operations	(8,565)	(10,115)	120,541	1,158	(104,047)	(1,028)
Income (loss) from discontinued operations, net of taxes	—	1,550	(9,087)	—	—	(7,537)
Net income (loss)	(8,565)	(8,565)	111,454	1,158	(104,047)	(8,565)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	(39,597)	(4,260)	(5,006)	—	48,863	—
Pension liability adjustment, net of taxes	—	(37,130)	—	—	—	(37,130)
Unrealized gain on cash flow hedges, net of taxes	—	—	—	—	—	—
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,793	—	—	—	1,793
Currency translation adjustment	—	—	746	(5,006)	—	(4,260)
Comprehensive income (loss)	$(48,162)	$(48,162)	$107,194	$(3,848)	$(55,184)	$(48,162)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$8,716	$(105,375)	$178,872	$1,605	$—	$83,818
Net cash provided by operating activities of discontinued operations	—	3,886	(7,382)	—	—	(3,496)
Net cash provided by (used in) operating activities	8,716	(101,489)	171,490	1,605	—	80,322
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(59,719)	—	—	—	(59,719)
Capital expenditures	—	(9,972)	(5,004)	(695)	—	(15,671)
Proceeds from sale of property, plant and equipment	—	1,298	9,816	—	—	11,114
Intercompany note	—	5,600	—	—	(5,600)	—
Net cash (used in) provided by investing activities of continuing operations	—	(62,793)	4,812	(695)	(5,600)	(64,276)
Net cash used in investing activities of discontinued operations	—	(536)	—	—	—	(536)
Net cash (used in) provided by investing activities	—	(63,329)	4,812	(695)	(5,600)	(64,812)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(8,952)	—	—	—	(8,952)
Repayment of Term Loan B due 2016	—	(23,800)	—	—	—	(23,800)
Repayment of 8.375% senior subordinated notes	—	(5,363)	—	—	—	(5,363)
Payment of financing related costs and expenses	—	(2,675)	—	—	—	(2,675)
Repayments of other long-term debt	—	(107)	(6,296)	—	—	(6,403)
Purchase and retirement of common stock upon vesting of RSUs	(1,283)	—	—	—	—	(1,283)
Proceeds from exercise of stock options	356	—	—	—	—	356
Intercompany note	—	—	—	(5,600)	5,600	—
Intercompany advances	(7,789)	174,867	(170,730)	3,652	—	—
Net cash provided by (used in) financing activities	(8,716)	133,970	(177,026)	(1,948)	5,600	(48,120)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	614	—	614
Net increase (decrease) in cash and cash equivalents	—	(30,848)	(724)	(424)	—	(31,996)
Cash and cash equivalents at beginning of year	—	46,881	1,004	1,864	—	49,749
Cash and cash equivalents at end of year	$—	$16,033	$280	$1,440	$—	$17,753

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the year ended 2010 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$681,636	$1,000,555	$26,338	$—	$1,708,529
Cost of sales	—	570,082	797,747	17,873	—	1,385,702
Selling, general and administrative expenses	—	106,469	95,840	1,674	—	203,983
Amortization of intangible assets	—	421	9,949	268	—	10,638
Restructuring, impairment and other charges	—	25,415	200,735	—	—	226,150
Operating income (loss)	—	(20,751)	(103,716)	6,523	—	(117,944)
Interest expense, net	—	119,965	1,161	(89)	—	121,037
Intercompany interest expense (income)	—	(1,116)	990	126	—	—
(Gain) loss on early extinguishment of debt, net	—	9,592	—	—	—	9,592
Other (income) expense, net	—	1,137	923	267	—	2,327
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(150,329)	(106,790)	6,219	—	(250,900)
Income tax expense (benefit)	—	(26,254)	(27,341)	393	—	(53,202)
Income (loss) from continuing operations before equity in income of unconsolidated subsidiaries	—	(124,075)	(79,449)	5,826	—	(197,698)
Equity in income of unconsolidated subsidiaries	(186,377)	(67,754)	5,826	—	248,305	—
Income (loss) from continuing operations	(186,377)	(191,829)	(73,623)	5,826	248,305	(197,698)
Income (loss) from discontinued operations, net of taxes	—	5,452	5,869	—	—	11,321
Net income (loss)	(186,377)	(186,377)	(67,754)	5,826	248,305	(186,377)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	9,993	25,763	1,152	—	(36,908)	—
Pension liability adjustment, net of taxes	—	(25,460)	22,762	—	—	(2,698)
Unrealized gain on cash flow hedges, net of taxes	—	8,449	—	—	—	8,449
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,241	—	—	—	1,241
Currency translation adjustment	—	—	1,849	1,152	—	3,001
Comprehensive income (loss)	$(176,384)	$(176,384)	$(41,991)	$6,978	$211,397	$(176,384)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2010 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$10,853	$(100,348)	$132,389	$6,862	$—	$49,756
Net cash provided by operating activities of discontinued operations	—	2,710	6,120	—	—	8,830
Net cash provided by (used in) operating activities	10,853	(97,638)	138,509	6,862	—	58,586
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(27,373)	—	(13,172)	—	(40,545)
Capital expenditures	—	(9,400)	(8,752)	—	—	(18,152)
Proceeds from sale of property, plant and equipment	—	2,297	1,242	—	—	3,539
Intercompany note	—	(9,500)	—	—	9,500	—
Net cash (used in) provided by investing activities of continuing operations	—	(43,976)	(7,510)	(13,172)	9,500	(55,158)
Net cash used in investing activities of discontinued operations	—	(857)	(22)	—	—	(879)
Net cash (used in) provided by investing activities	—	(44,833)	(7,532)	(13,172)	9,500	(56,037)
Cash flows from financing activities:
Payment of financing related costs and expenses	—	(23,154)	—	—	—	(23,154)
Repayments of other long-term debt	—	(80)	(7,555)	—	—	(7,635)
Purchase and retirement of common stock upon vesting of RSUs	(1,597)	—	—	—	—	(1,597)
(Repayment) under revolving credit facility, net	—	(22,500)	—	—	—	(22,500)
Proceeds from issuance of 8.875% senior second lien notes	—	397,204	—	—	—	397,204
Proceeds from issuance of Term Loan B	—	376,200	—	—	—	376,200
Repayments of Term Loans	—	(683,306)	—	—	—	(683,306)
Proceeds from exercise of stock options	1,030	—	—	—	—	1,030
Intercompany note	—	—	—	9,500	(9,500)	—
Intercompany advances	(10,286)	136,019	(123,134)	(2,599)	—	—
Net cash provided by (used in) financing activities	(10,853)	180,383	(130,689)	6,901	(9,500)	36,242
Effect of exchange rate changes on cash and cash equivalents	—	—	(43)	212	—	169
Net increase (decrease) in cash and cash equivalents	—	37,912	245	803	—	38,960
Cash and cash equivalents at beginning of year	—	8,969	759	1,061	—	10,789
Cash and cash equivalents at end of year	$—	$46,881	$1,004	$1,864	$—	$49,749

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Selected Quarterly Financial Information (Unaudited)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Net sales	$455,583	$438,907	$451,274	$451,818
Operating income	14,239	28,973	34,988	33,996
Income (loss) from continuing operations (2)	(22,584)	38	4,658	(55,976)
Income (loss) from discontinued operations, net of taxes (3)	(4,634)	(439)	(183)	(767)
Net income (loss) (2)	(27,218)	(401)	4,475	(56,743)
Net income (loss) per share—basic
Continuing operations (1)	(0.36)	—	0.07	(0.88)
Discontinued operations (1)	(0.07)	(0.01)	—	(0.01)
Net income (loss) (1)	(0.43)	(0.01)	0.07	(0.89)
Net income (loss) per share—diluted
Continuing operations (1)	(0.36)	—	0.06	(0.88)
Discontinued operations (1)	(0.07)	(0.01)	—	(0.01)
Net income (loss) (1)	(0.43)	(0.01)	0.06	(0.89)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Net sales	$476,971	$469,899	$475,835	$486,482
Operating income	19,275	26,262	33,225	38,998
Income (loss) from continuing operations	1,013	(1,552)	1,274	(1,763)
Income (loss) from discontinued operations, net of taxes (4)	1,771	1,926	1,531	(12,765)
Net income (loss)	2,784	374	2,805	(14,528)
Net income (loss) per share—basic
Continuing operations (1)	0.02	(0.02)	0.02	(0.03)
Discontinued operations (1)	0.02	0.03	0.02	(0.20)
Net income (loss) (1)	0.04	0.01	0.04	(0.23)
Net income (loss) per share—diluted
Continuing operations (1)	0.02	(0.02)	0.02	(0.03)
Discontinued operations (1)	0.02	0.03	0.02	(0.20)
Net income (loss) (1)	0.04	0.01	0.04	(0.23)

 __________________________

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.

(2)	Includes $56.5 million valuation allowance related to deferred tax assets.

(3)	Includes $6.3 million loss on sale of discontinued operations, net of tax benefit of $2.6 million.

(4)	Includes $13.5 million of goodwill charges related to the Discontinued Operations.

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
Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of the year ended 2012 is effective.
The Company’s internal control over financial reporting as of the year ended 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 90.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
We have audited the internal control over financial reporting of Cenveo, Inc. (a Colorado corporation) and Subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' (deficit) equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012, and our report dated March 4, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Melville, New York
March 4, 2013

Item 9B.   Other Information
None.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of the Company and the information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Shareholders (2013 Proxy Statement) under the captions “Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Nomination of Directors,” and “Audit Committee,” and such information is incorporated herein by reference.

Item 11.   Executive Compensation
This information is included under the captions “Compensation of Executive Officers,” “Board Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included under the captions “Ownership of Voting Securities” and “Compensation of Executive Officers—Equity Compensation Plan Information” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
This information is included under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services
This information is included under the captions “Independent Public Auditors” and “Report of the Audit Committee” in our 2013 Proxy Statement and is incorporated herein by reference.

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

4.1
Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed February 9, 2010.

4.2
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.28 to registrant's annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.3
Second Supplemental Indenture, dated as of March 2, 2011, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.32 to registrant's quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.4
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.5
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.6
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the grantors named therein, Wells Fargo Bank, National Association, as second lien collateral agent, Bank of America, N.A., as first lien agent and control agent—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.7
Second Lien Pledge and Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent – incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

4.8
Second Lien Intellectual Property Security Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.29 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

4.9
Indenture, dated as of March 28, 2012 among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11.5% Notes—incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed March 30, 2012.

4.10
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed March 30, 2012.

Exhibit Number	Description
4.11
Registration Rights Agreement, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and the initial purchasers named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.7 to registrant's current report on Form 8-K filed March 30, 2012.

4.12
Indenture, dated as of March 28, 2012, by and among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7% Notes—incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed March 30, 2012.

4.13
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 7% Notes—incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K filed March 30, 2012.

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

10.20
Credit Agreement Supplement, dated as of June 5, 2012, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., as Incremental Term Loan Lender-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed June 8, 2012.

10.21
Third Amendment, dated as of June 5, 2012, to Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K filed June 8, 2012.

10.22
Credit Agreement Supplement, dated as of December 14, 2012, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., as Incremental Term Loan Lender-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed December 19, 2012.

10.23
Fourth Amendment, dated as of December 14, 2012, to Credit Agreement dated as of December 21, 2010 among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K filed December 19, 2012.

10.24
Credit Agreement, dated as of January 18, 2013, among Cenveo Corporation, Cenveo, Inc., Macquarie US Trading LLC, as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed January 25, 2013.

10.25	Guaranty Agreement, dated as of January 18, 2013 - incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K filed January 25, 2013.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 97.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits Filed
Included in Item 15(a) (3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 4, 2013.

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
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Robert G. Burton, Sr. and Scott J. Goodwin as attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ ROBERT G. BURTON, SR.	Chairman and Chief Executive Officer	March 4, 2013
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ SCOTT J. GOODWIN	Chief Financial Officer	March 4, 2013
Scott J. Goodwin	(Principal Financial Officer and
Principal Accounting Officer)

/s/ GERALD S. ARMSTRONG	Director	March 4, 2013
Gerald S. Armstrong

/s/ LEONARD C. GREEN	Director	March 4, 2013
Leonard C. Green

/s/ MARK J. GRIFFIN	Director	March 4, 2013
Mark J. Griffin

/s/ ROBERT OBERNIER	Director	March 4, 2013
Robert Obernier