Form 10-Q
period 2013-03-30
CENVEO, INC
filed 2013-05-08
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013
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

As of May 1, 2013, the registrant had 63,885,125 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 30, 2013

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	March 30, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,613	$8,110
Accounts receivable, net	254,840	261,611
Inventories	135,836	130,769
Prepaid and other current assets	63,184	68,473
Total current assets	464,473	468,963

Property, plant and equipment, net	276,013	282,600
Goodwill	191,435	191,415
Other intangible assets, net	213,560	212,904
Other assets, net	47,841	44,673
Total assets	$1,193,322	$1,200,555
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$19,008	$11,748
Accounts payable	177,011	185,271
Accrued compensation and related liabilities	30,635	25,323
Other current liabilities	78,523	77,892
Total current liabilities	305,177	300,234

Long-term debt	1,178,328	1,171,870
Other liabilities	193,321	192,765
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	639	638
Paid-in capital	355,716	354,983
Retained deficit	(771,879)	(752,734)
Accumulated other comprehensive loss	(67,980)	(67,201)
Total shareholders’ deficit	(483,504)	(464,314)
Total liabilities and shareholders’ deficit	$1,193,322	$1,200,555

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$432,344	$455,583
Cost of sales	362,435	375,003
Selling, general and administrative expenses	49,220	49,696
Amortization of intangible assets	2,607	2,623
Restructuring, impairment and other charges	4,182	14,022
Operating income	13,900	14,239
Interest expense, net	29,575	27,852
Loss on early extinguishment of debt, net	127	10,629
Other expense, net	296	298
Loss from continuing operations before income taxes	(16,098)	(24,540)
Income tax expense (benefit)	3,058	(1,956)
Loss from continuing operations	(19,156)	(22,584)
Income (loss) from discontinued operations, net of taxes	11	(4,634)
Net loss	(19,145)	(27,218)
Other comprehensive income (loss):
Currency translation adjustment	(779)	1,444
Comprehensive loss	$(19,924)	$(25,774)

Loss per share – basic:
Continuing operations	$(0.30)	$(0.36)
Discontinued operations	—	(0.07)
Net loss	$(0.30)	$(0.43)

Loss per share – diluted:
Continuing operations	$(0.30)	$(0.36)
Discontinued operations	—	(0.07)
Net loss	$(0.30)	$(0.43)

Weighted average shares outstanding:
Basic	63,840	63,407
Diluted	63,840	63,407

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(19,145)	$(27,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations, net of taxes	—	5,015
Income from discontinued operations, net of taxes	(11)	(381)
Depreciation and amortization, excluding non-cash interest expense	15,960	15,748
Non-cash interest expense, net	2,493	1,637
Deferred income taxes	1,785	(2,757)
Loss on sale of assets	316	—
Non-cash restructuring, impairment and other charges, net	265	10,729
Loss on early extinguishment of debt, net	127	10,629
Stock-based compensation provision	953	1,587
Other non-cash charges	944	1,535
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	6,687	13,247
Inventories	(5,251)	(12,631)
Accounts payable and accrued compensation and related liabilities	(3,202)	(12,490)
Other working capital changes	4,786	(18,857)
Other, net	(3,389)	(2,657)
Net cash provided by (used in) operating activities of continuing operations	3,318	(16,864)
Net cash used in operating activities of discontinued operations	—	(4,111)
Net cash provided by (used in) operating activities	3,318	(20,975)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(5,145)	(598)
Capital expenditures	(10,262)	(5,319)
Purchase of investment	(1,650)	—
Proceeds from sale of property, plant and equipment	5,850	234
Net cash used in investing activities of continuing operations	(11,207)	(5,683)
Net cash provided by investing activities of discontinued operations	—	39,921
Net cash (used in) provided by investing activities	(11,207)	34,238
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(170,000)
Repayment of 7.875% senior subordinated notes	(67,848)	(132,257)
Repayment of Term Loan B due 2016	(990)	(45,100)
Repayment of 8.375% senior subordinated notes	—	(25,202)
Payment of financing related costs and expenses and debt issuance discounts	(5,054)	(22,955)
Repayments of other long-term debt	(890)	(1,158)
Purchase and retirement of common stock upon vesting of RSUs	(219)	(329)
Proceeds from issuance of 11.5% senior notes	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250
Borrowings under revolving credit facility, net	42,300	65,600
Proceeds from issuance of 15% unsecured term loan due 2017	50,000	—
Repayment of 15% unsecured term loan due 2017	(7,000)	—
Net cash provided by (used in) financing activities of continuing operations	10,299	(20,151)
Net cash used in financing activities of discontinued operations	—	(1,652)
Net cash provided by (used in) financing activities	10,299	(21,803)
Effect of exchange rate changes on cash and cash equivalents	93	65
Net increase (decrease) in cash and cash equivalents	2,503	(8,475)
Cash and cash equivalents at beginning of period	8,110	17,753
Cash and cash equivalents at end of period	$10,613	$9,278

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and its subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of March 30, 2013, and the results of operations and cash flows as of and for the three months ended March 30, 2013 and March 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 30, 2013 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt related activities or transactions. The December 29, 2012 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three months ended March 30, 2013 and March 31, 2012, each consisted of 13 weeks.

New Accounting Pronouncements. Effective for the first quarter of 2013, the Company adopted an accounting pronouncement relating to the presentation of accumulated other comprehensive income (loss). This pronouncement does not change the current requirements, however, the Company is required to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, the Company is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss), but only if the amount is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (loss), the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. The adoption of this pronouncement did not have a material impact to the Company's condensed consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the condensed consolidated statement of operations and comprehensive income (loss) (“statement of operations”).

Acquisition-related costs are expensed as incurred. Acquisition-related costs including integration costs, are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and were $0.4 million and $0.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

2013

Express Label
On December 31, 2012, the Company acquired certain assets and assumed certain liabilities of Express Label Company (“Express Label”), which had annual net sales of approximately $5.4 million prior to the acquisition by the Company. The total purchase price was approximately $5.1 million, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The Express Label acquisition resulted in $0.1 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's label and packaging segment. The Company believes that the recognized goodwill related to Express Label is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to (i) customer relationships of $3.0 million, which are being amortized over their estimated useful life of 10 years and (ii) a trade name of $0.3 million, which is being amortized over its estimated useful life of 10 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Express Label's results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from December 31, 2012. Pro forma results for the three months ended March 31, 2012, assuming the acquisition of Express Label had been made on January 1, 2012, have not been presented since the effect would not be material.

3. Discontinued Operations

On February 10, 2012, the Company completed the sale of its documents and forms business ("Documents Group"). Net cash proceeds were approximately $35.5 million. The original sale price of $40.0 million was subject to customary working capital settlement negotiations, which were completed during the third quarter of 2012, pursuant to the purchase and sale agreement. The operating results of the Documents Group are reported in discontinued operations in the Company's condensed consolidated financial statements for all periods presented herein.

On January 27, 2012, the Company completed the sale of its wide format business, for cash proceeds of approximately $4.7 million. The operating results of the wide-format business are reported in discontinued operations in the Company's condensed consolidated financial statements for all periods presented herein.

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$—	$9,190
Income from discontinued operations before income taxes (1)	11	623
Income tax expense on discontinued operations	—	242
Loss on sale of discontinued operations, net of taxes of $3.2 million	—	(5,015)
Income (loss) from discontinued operations, net of taxes	$11	$(4,634)
Income (loss) per share - basic and diluted	$—	$(0.07)
____________________
(1) Income (loss) from discontinued operations, net of taxes for the first quarter of 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	March 30, 2013	December 29, 2012
Raw materials	$52,357	$51,251
Work in process	17,740	18,172
Finished goods	65,739	61,346
	$135,836	$130,769

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	March 30, 2013	December 29, 2012
Land and land improvements	$16,518	$17,523
Buildings and building improvements	103,186	106,732
Machinery and equipment	595,957	593,435
Furniture and fixtures	11,176	11,196
Construction in progress	7,689	7,077
	734,526	735,963
Accumulated depreciation	(458,513)	(453,363)
	$276,013	$282,600

Sale Leaseback Transaction
During the first quarter of 2013, the Company sold one manufacturing facility related to its print and envelope segment, which had a net book value of $3.7 million for net proceeds of $6.3 million and entered into a seven-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $2.6 million, which will be amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of March 30, 2013 by reportable segment are as follows (in thousands):

	Print and Envelope	Label and Packaging	Total
Balance as of December 29, 2012	$79,450	$111,965	$191,415
Acquisitions, net	—	92	92
Foreign currency translation	(72)	—	(72)
Balance as of March 30, 2013	$79,378	$112,057	$191,435

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		March 30, 2013				December 29, 2012
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	10	$169,594	$(27,234)	$(66,066)	$76,294	$166,600	$(27,234)	$(63,772)	$75,594
Trademarks and trade names	22	23,723	—	(6,836)	16,887	23,471	—	(6,590)	16,881
Patents	9	3,528	—	(2,889)	639	3,528	—	(2,839)	689
Non-compete agreements		510	—	(510)	—	510	—	(510)	—
Subtotal	12	197,355	(27,234)	(76,301)	93,820	194,109	(27,234)	(73,711)	93,164

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$339,095	$(49,234)	$(76,301)	$213,560	$335,849	$(49,234)	$(73,711)	$212,904

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2013	$10,214
2014	10,001
2015	9,774
2016	7,779
2017	7,478

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	March 30, 2013	December 29, 2012
Revolving credit facility, due 2014	$60,300	$18,000
7.875% senior subordinated notes, due 2013	—	67,848
Term Loan B, due 2016 ($387.2 million and $388.2 million outstanding principal amount as of March 30, 2013 and December 29, 2012, respectively)	384,723	385,547
7% senior exchangeable notes, due 2017	86,250	86,250
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of March 30, 2013 and December 29, 2012)	218,007	217,675
15% unsecured term loan, due 2017 ($43.0 million outstanding principal amount as of March 30, 2013)	40,570	—
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of March 30, 2013 and December 29, 2012)	398,079	398,001
Other debt including capital leases	9,407	10,297
	1,197,336	1,183,618
Less current maturities	(19,008)	(11,748)
Long-term debt	$1,178,328	$1,171,870

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion as of March 30, 2013 and December 29, 2012. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument.

As of March 30, 2013, the Company was in compliance with all debt agreement covenants.

Unsecured Credit Facilities
On January 18, 2013, the Company entered into an unsecured credit agreement with Macquarie US Trading LLC, as administrative agent, and the lenders named therein, which provided for an unsecured $50.0 million aggregate principal amount term loan due March 31, 2017 (the “Unsecured Term Loan”). In connection with the Unsecured Term Loan, the Company capitalized debt issuance costs of $6.1 million, of which $2.5 million relates to original issuance discount. In connection with the Unsecured Term Loan, all of the Company's North American subsidiaries as guarantors, entered into a guaranty agreement, dated as of January 18, 2013 (the “Guaranty”), in favor of the administrative agent. Proceeds from the Unsecured Term Loan together with borrowings on its $170 million revolving credit facility due 2014 ("Revolving Credit Facility") were used to redeem, satisfy and discharge in full the Company's 7.875% senior subordinated notes due 2013, ("7.875% Notes"), and to pay certain fees and expenses incurred in connection with the Unsecured Term Loan and the redemption, satisfaction and discharge of the 7.875% Notes. On January 22, 2013, U.S. Bank National Association, the trustee for the 7.875% Notes officially canceled the 7.875% Notes.

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If the Company does not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made by the Company. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equals $43.8 million on May 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by the Company and each existing and future direct and indirect North American subsidiaries of Cenveo on an unsecured basis pursuant to the Guaranty. The Unsecured Term Loan contains customary covenants that, among other things, place limits on the ability of Cenveo, the Company, and/or the other guarantors to incur debt, create liens, make investments and acquisitions, sell

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

Extinguishments

In the first quarter of 2013, the Company extinguished all of its 7.875% Notes. In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $0.1 million, all of which relates to the write-off of unamortized debt issuance costs.

In the first quarter of 2012 and in connection with the refinancing of the Company's debt, the Company incurred a loss from early extinguishment of debt of $12.7 million, of which $9.6 million related to tender and consent fees paid to consenting lenders of its 7.875% Notes, 10.5% senior notes due 2016 (the “10.5% Notes”) and 8.375% senior subordinated notes due 2014 (the“8.375% Notes”) and $3.1 million related to the write-off of previously unamortized debt issuance costs. Prior to the refinancing and in the first quarter of 2012, the Company purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of its 7.875% Notes, 10.5% Notes and 8.375% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest. In connection with the retirement of these 7.875% Notes, 10.5% Notes and 8.375% Notes, the Company recorded a gain on early extinguishment of debt of approximately $2.1 million, which included the write-off of $0.1 million of unamortized debt issuance costs.

The Company may from time to time seek to purchase its outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

Subsequent Event

On April 16, 2013, the Company completed the refinancing of its existing term loan B due 2016 and the Revolving Credit Facility (the “Refinanced Facility”) by entering into (i) a Second Amended and Restated Credit Agreement providing for a $360 million secured term loan facility with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent (the “Term Loan Facility”), and (ii) a Credit Agreement providing for a $200 million asset-based revolving credit facility with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, an issuing bank and swingline lender (the “ABL Facility”; and together with the Term Loan Facility, the “2013 Credit Facilities”). Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

Borrowing rates under each of the 2013 Credit Facilities are selected at the Company's option at the time of each borrowing and are generally based on London Interbank Offered Rate ("LIBOR") or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan Facility, LIBOR-based borrowings will have an interest rate of not less than 1.25% per annum plus an applicable margin of 5.00% per annum, and prime rate borrowings will have an interest rate of not less than 2.25% per annum plus an applicable margin of 4.00% per annum. With respect to the ABL Facility, LIBOR-based borrowings will have an interest rate margin ranging from 2.00% to 2.50% per annum, and prime rate borrowings will have an interest rate margin ranging from 1.00% to 1.50% per annum, in each case depending on average availability under the ABL Facility for the most recent fiscal quarter. Under the ABL Facility, the Company pays a commitment fee on unused revolving loan commitments of 0.375% per annum or 0.50% per annum, depending on average usage under the ABL Facility for the most recent fiscal quarter.

Under the Term Loan Facility, the term loan amortizes in quarterly installments equal to 1.00% per year, commencing June 21, 2013, with the remaining principal balance due at maturity on February 13, 2017. Under the ABL Facility, all loans mature on February 13, 2017. Under each of the 2013 Credit Facilities, the Company may elect, in its sole discretion, to extend the maturity date upon the satisfaction of certain conditions related to the refinancing of the Company's outstanding indebtedness under its 11.5% senior notes due 2017 (the “11.5% Notes”) and its 8.875% senior second lien notes due 2018 (the “8.875% Notes”). If such conditions are satisfied, the maturity date of the Term Loan Facility may be extended to April 16, 2020 and the maturity date of the ABL Facility may be extended to April 16, 2018.

The obligations under the 2013 Credit Facilities are each guaranteed by the Company and each existing and future direct and indirect North American subsidiary. The 2013 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of the Company and its North American subsidiaries, including: (i) all capital stock of each present and

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

future subsidiary (with certain exclusions of foreign subsidiaries), (ii) all present and future inter-company debt, (iii) all intellectual property rights, including patents, trademarks and copyrights, and (iv) substantially all of the present and future other property and assets, including material real property.

The Term Loan Facility contains a maximum consolidated leverage ratio covenant, and the ABL Facility contains a minimum consolidated fixed charge coverage ratio covenant that applies if availability thereunder falls below a certain level. In addition, each of the 2013 Credit Facilities contains customary covenants that, among other things, place limits on the Company's ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The 2013 Credit Facilities also contain customary events of default.

In connection with the 2013 Credit Facilities, the Company entered into a third supplemental indenture to the indenture dated as of February 5, 2010, among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, pursuant to which the Company's 8.875% Notes were issued.

Also in connection with the 2013 Credit Facilities, the Company entered into an Amendment No. 1 to its existing Unsecured Term Loan. The Unsecured Term Loan was amended in order to, among other things, permit the refinancing of the Refinanced Facility.

8. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s financial statements. In January, 2012, the Company reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. The Company funded this settlement in the first quarter of 2012.

The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. There have been no material changes related to these environmental matters and, based on information currently available, the Company believes that remediation of these environmental matters will not have a material effect on the Company’s financial statements.

The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material effect on the Company’s financial statements.

The Company participates in a number of multi-employer pension plans for union employees (“Multi-Employer Plans”) and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Plans. Two of the Multi-Employer Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers from these Multi-Employer Plans, continued participation in or withdrawal from these multi-employer pension plans could have a material effect on the Company’s financial statements.

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair value of the Company’s cash and cash equivalents, accounts receivable, net, current maturities of long-term debt (Note 7) and accounts payable approximate their carrying value due to their short term nature. On a recurring basis, the Company records its pension plan assets at fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the carrying value and fair value of these assets and liabilities of the Company as of March 30, 2013 and December 29, 2012, respectively (in thousands):

	March 30, 2013		December 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$10,613	$10,613	$8,110	$8,110
Accounts receivable, net	254,840	254,840	261,611	261,611
Current maturities of long-term debt	19,008	19,008	11,748	11,748
Accounts payable	177,011	177,011	185,271	185,271

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

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Service cost	$—	$517
Interest cost	3,421	3,633
Expected return on plan assets	(4,618)	(4,258)
Net amortization and deferral	(2)	(1)
Recognized net actuarial loss	1,992	1,628
Net periodic expense	$793	$1,519

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s other postretirement plans in each of the three months ended March 30, 2013 and March 31, 2012, respectively.

For the three months ended March 30, 2013, the Company made contributions of $3.4 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $13.0 million to its pension plans and other postretirement plans for the remainder of 2013.

11. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first quarter of 2013. The only changes to the Company’s stock-based compensation awards from the amounts presented as of December 29, 2012 were the vesting of 171,250 restricted stock units ("RSUs") of the Company’s common stock and the cancellation or forfeiture of 21,250 stock options and 1,250 RSUs.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $1.0 million and $1.6 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

As of March 30, 2013, there was approximately $4.4 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.4 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring, Impairment and Other Charges
2013 Plan
During the first quarter of 2013, the Company began implementing a cost savings initiative (the "2013 Plan"), which primarily focuses on overhead cost eliminations including headcount reductions of approximately 100 employees to date. The Company expects to be substantially complete with the 2013 Plan by the end of 2013.
2012 Plan
In 2012, the Company announced the closure and consolidations of a print plant and an envelope plant into its existing print operations. Additionally, the Company began implementing a cost savings initiative (the "2012 Plan"), which primarily focused on the Company's print and envelope segment and corporate expenses. This initiative focused on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions. The Company substantially completed the 2012 Plan during the first quarter of 2013.
Residual Plans

The Company currently has certain residual cost savings, restructuring and integration plans: (i) the 2011 plan implemented by the print and envelope and the label and packaging segments for further cost savings initiatives ("the Other Restructuring Plans") and (ii) the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan (which collectively with the Other Restructuring Plans the "Residual Plans"). As a result of these cost savings actions, over the last seven years the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions. The Company does not anticipate any significant future expenses related to the Residual Plans, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.
Acquisition Integration Plans
Upon the completion of the Envelope Product Group ("EPG") acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of five manufacturing facilities, including the announcement of one during the first quarter of 2013, into the Company's existing operations and the elimination of duplicative headcount. The Company has substantially completed the integration of EPG, but may have additional closure or consolidation of manufacturing facilities and further headcount reductions.

The following tables present the details of the expenses recognized as a result of these plans.

2013 Activity

Restructuring, impairment and other charges for the three months ended March 30, 2013 were as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2013 Plan	$791	$—	$10	$—	$—	$—	$801
2012 Plan	(22)	147	83	50	—	212	470
Residual Plans	—	—	10	64	79	43	196
Acquisition Integration Plans	518	—	203	(26)	—	75	770
Total Print and Envelope	1,287	147	306	88	79	330	2,237
Label and Packaging
2013 Plan	146	—	—	—	—	—	146
2012 Plan	1	—	—	—	—	4	5
Residual Plans	(4)	—	—	12	—	—	8
Total Label and Packaging	143	—	—	12	—	4	159
Corporate
2013 Plan	1,725	—	—	—	—	21	1,746
Residual Plans	23	—	—	—	—	17	40
Total Corporate	1,748	—	—	—	—	38	1,786
Total Restructuring, Impairment and Other Charges	$3,178	$147	$306	$100	$79	$372	$4,182

2012 Activity

Restructuring, impairment and other charges for the three months ended March 31, 2012 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2012 Plan	$1,389	$6,289	$95	$—	$5,400	$44	$13,217
Residual Plans	59	—	—	80	(556)	427	10
Acquisition Integration Plans	115	—	38	31	—	75	259
Total Print and Envelope	1,563	6,289	133	111	4,844	546	13,486
Label and Packaging
2012 Plan	49	—	6	—	—	11	66
Residual Plans	195	—	—	190	—	—	385
Acquisition Integration Plans	—	—	(4)	—	—	—	(4)
Total Label and Packaging	244	—	2	190	—	11	447
Corporate
Residual Plans	—	—	—	—	—	89	89
Total Corporate	—	—	—	—	—	89	89
Total Restructuring, Impairment and Other Charges	$1,807	$6,289	$135	$301	$4,844	$646	$14,022

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2013 Plan
Balance as of December 29, 2012	$—	$—	$—	$—	$—
Accruals, net	2,662	—	—	31	2,693
Payments	(1,054)	—	—	(31)	(1,085)
Balance as of March 30, 2013	$1,608	$—	$—	$—	$1,608

2012 Plan
Balance as of December 29, 2012	$1,199	$493	$5,400	$—	$7,092
Accruals, net	(21)	50	—	299	328
Payments	(505)	(93)	—	(299)	(897)
Balance as of March 30, 2013	$673	$450	$5,400	$—	$6,523

Residual Plans
Balance as of December 29, 2012	$127	$2,017	$19,519	$—	$21,663
Accruals, net	19	76	79	70	244
Payments	(60)	(368)	(751)	(70)	(1,249)
Balance as of March 30, 2013	$86	$1,725	$18,847	$—	$20,658

Acquisition Integration Plans
Balance as of December 29, 2012	$298	$1,088	$—	$—	$1,386
Accruals, net	518	(26)	—	278	770
Payments	(142)	(120)	—	(278)	(540)
Balance as of March 30, 2013	$674	$942	$—	$—	$1,616

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options and RSUs (“Equity Awards”) to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% senior exchangeable notes due 2017 ("7% Notes") being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the three months ended March 30, 2013 and March 31, 2012, the effect of approximately 23,006,348 and 26,355,477 shares, respectively, related to the exchange of the 7% Notes for common stock, stock options outstanding and unvested RSUs, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Numerator for basic and diluted income (loss) per share:
Loss from continuing operations	$(19,156)	$(22,584)
Income (loss) from discontinued operations, net of taxes	11	(4,634)
Net loss	$(19,145)	$(27,218)
Denominator for weighted average common shares outstanding:
Basic shares	63,840	63,407
Dilutive effect of convertible notes	—	—
Dilutive effect of equity awards	—	—
Diluted shares	63,840	63,407

Loss per share – basic:
Continuing operations	$(0.30)	$(0.36)
Discontinued operations	—	(0.07)
Net loss	$(0.30)	$(0.43)

Loss per share – diluted:
Continuing operations	$(0.30)	$(0.36)
Discontinued operations	—	(0.07)
Net loss	$(0.30)	$(0.43)

14. Segment Information

The Company operates two complementary reportable segments - the print and envelope segment and the label and packaging segment. The print and envelope segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management; and direct mail offerings and custom and stock envelopes. The label and packaging segment specializes in the design, manufacturing and printing of labels such as, custom labels, overnight packaging labels, pressure-sensitive prescription labels and high quality packaging offerings, full body shrink sleeves, and specialized folded carton packaging.

Operating income (loss) of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

The following tables present certain segment information (in thousands)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Net sales:
Print and envelope	$320,659	$342,853
Label and packaging	111,685	112,730
Total	$432,344	$455,583
Operating income (loss):
Print and envelope	$12,951	$9,621
Label and packaging	10,830	12,203
Corporate	(9,881)	(7,585)
Total	$13,900	$14,239
Restructuring, impairment and other charges:
Print and envelope	$2,237	$13,486
Label and packaging	159	447
Corporate	1,786	89
Total	$4,182	$14,022
Net sales by product line:
Print	$144,528	$164,125
Envelope	176,131	178,728
Label	85,384	83,579
Packaging	26,301	29,151
Total	$432,344	$455,583
Intercompany sales:
Print and envelope to label and packaging	$345	$1,606
Label and packaging to print and envelope	810	1,399
Total	$1,155	$3,005

	March 30, 2013	December 29, 2012
Total assets:
Print and envelope	$773,765	$796,739
Label and packaging	340,214	327,726
Corporate	79,343	76,090
Total	$1,193,322	$1,200,555

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 30, 2013 and December 29, 2012 and for the three months ended March 30, 2013 and March 31, 2012.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s primary transactions with its subsidiaries other than the investment account and related equity in net income (loss) of subsidiaries are the intercompany payables and receivables between its subsidiaries.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET March 30, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8,291	$74	$2,248	$—	$10,613
Accounts receivable, net	—	101,230	152,646	964	—	254,840
Inventories	—	62,187	73,567	82	—	135,836
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	48,690	11,495	2,999	—	63,184
Total current assets	—	257,336	237,782	6,293	(36,938)	464,473

Investment in subsidiaries	(483,504)	1,779,527	7,851	6,725	(1,310,599)	—
Property, plant and equipment, net	—	89,372	185,533	1,108	—	276,013
Goodwill	—	29,540	155,820	6,075	—	191,435
Other intangible assets, net	—	6,517	205,320	1,723	—	213,560
Other assets, net	—	42,921	4,366	554	—	47,841
Total assets	$(483,504)	$2,205,213	$796,672	$22,478	$(1,347,537)	$1,193,322

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$14,261	$4,747	$—	$—	$19,008
Accounts payable	—	103,648	72,963	400	—	177,011
Accrued compensation and related liabilities	—	18,802	11,334	499	—	30,635
Other current liabilities	—	57,269	20,736	518	—	78,523
Intercompany payable (receivable)	—	1,205,571	(1,213,722)	8,151	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,399,551	(1,067,004)	9,568	(36,938)	305,177

Long-term debt	—	1,173,668	4,660	—	—	1,178,328
Other liabilities	—	115,498	79,489	(1,666)	—	193,321
Shareholders’ (deficit) equity	(483,504)	(483,504)	1,779,527	14,576	(1,310,599)	(483,504)
Total liabilities and shareholders’ (deficit) equity	$(483,504)	$2,205,213	$796,672	$22,478	$(1,347,537)	$1,193,322

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended March 30, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$174,539	$254,244	$3,561	$—	$432,344
Cost of sales	—	148,609	210,774	3,052	—	362,435
Selling, general and administrative expenses	—	27,143	21,856	221	—	49,220
Amortization of intangible assets	—	137	2,338	132	—	2,607
Restructuring, impairment and other charges	—	2,834	1,344	4	—	4,182
Operating income (loss)	—	(4,184)	17,932	152	—	13,900
Interest expense, net	—	29,464	114	(3)	—	29,575
Intercompany interest expense (income)	—	(350)	350	—	—	—
Loss on early extinguishment of debt, net	—	127	—	—	—	127
Other expense (income), net	—	369	(95)	22	—	296
Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(33,794)	17,563	133	—	(16,098)
Income tax (benefit) expense	—	2,518	477	63	—	3,058
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	(36,312)	17,086	70	—	(19,156)
Equity in income (loss) of subsidiaries	(19,145)	17,167	70	—	1,908	—
Income (loss) from continuing operations	(19,145)	(19,145)	17,156	70	1,908	(19,156)
Income from discontinued operations, net of taxes	—	—	11	—	—	11
Net income (loss)	(19,145)	(19,145)	17,167	70	1,908	(19,145)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	(779)	(779)	114	—	1,444	—
Currency translation adjustment	—	—	(893)	114	—	(779)
Comprehensive (loss) income	$(19,924)	$(19,924)	$16,388	$184	$3,352	$(19,924)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 30, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$953	$(18,764)	$21,113	$16	$—	$3,318
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(5,145)	—	—	—	(5,145)
Capital expenditures	—	(6,331)	(3,924)	(7)	—	(10,262)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from sale of property, plant and equipment	—	182	5,668	—	—	5,850
Net cash (used in) provided by investing activities	—	(12,944)	1,744	(7)	—	(11,207)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(990)	—	—	—	(990)
Payment of financing related costs and expenses and debt issuance discounts	—	(5,054)	—	—	—	(5,054)
Repayments of other long-term debt	—	—	(890)	—	—	(890)
Purchase and retirement of common stock upon vesting of RSUs	(219)	—	—	—	—	(219)
Borrowings under revolving credit facility, net	—	42,300	—	—	—	42,300
Proceeds from issuance of 15% unsecured term loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% unsecured term loan due 2017	—	(7,000)	—	—	—	(7,000)
Intercompany advances	(734)	22,828	(22,249)	155	—	—
Net cash provided by (used in) financing activities	(953)	34,236	(23,139)	155	—	10,299
Effect of exchange rate changes on cash and cash equivalents	—	—	70	23	—	93
Net increase (decrease) in cash and cash equivalents	—	2,528	(212)	187	—	2,503
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$8,291	$74	$2,248	$—	$10,613

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,763	$286	$2,061	$—	$8,110
Accounts receivable, net	—	100,779	159,830	1,002	—	261,611
Inventories	—	61,900	68,787	82	—	130,769
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	53,612	12,078	2,783	—	68,473
Total current assets	—	258,992	240,981	5,928	(36,938)	468,963

Investment in subsidiaries	(464,314)	1,758,007	7,671	6,725	(1,308,089)	—
Property, plant and equipment, net	—	88,941	192,450	1,209	—	282,600
Goodwill	—	29,540	155,849	6,026	—	191,415
Other intangible assets, net	—	6,621	204,460	1,823	—	212,904
Other assets, net	—	40,301	3,868	504	—	44,673
Total assets	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,961	$4,787	$—	$—	$11,748
Accounts payable	—	107,443	77,313	515	—	185,271
Accrued compensation and related liabilities	—	14,608	10,201	514	—	25,323
Other current liabilities	—	56,995	20,365	532	—	77,892
Intercompany payable (receivable)	—	1,177,669	(1,185,665)	7,996	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,363,676	(1,036,061)	9,557	(36,938)	300,234

Long-term debt	—	1,166,360	5,510	—	—	1,171,870
Other liabilities	—	116,680	77,823	(1,738)	—	192,765
Shareholders’ (deficit) equity	(464,314)	(464,314)	1,758,007	14,396	(1,308,089)	(464,314)
Total liabilities and shareholders’ (deficit) equity	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended March 31, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,957	$267,323	$4,303	$—	$455,583
Cost of sales	—	154,157	217,406	3,440	—	375,003
Selling, general and administrative expenses	—	27,009	22,480	207	—	49,696
Amortization of intangible assets	—	170	2,319	134	—	2,623
Restructuring, impairment and other charges	—	156	13,800	66	—	14,022
Operating income (loss)	—	2,465	11,318	456	—	14,239
Interest expense, net	—	27,686	166	—	—	27,852
Intercompany interest expense (income)	—	(273)	248	25	—	—
Loss on early extinguishment of debt, net	—	10,629	—	—	—	10,629
Other (income) expense, net	—	219	(61)	140	—	298
Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(35,796)	10,965	291	—	(24,540)
Income tax expense (benefit)	—	(4,269)	2,313	—	—	(1,956)
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	(31,527)	8,652	291	—	(22,584)
Equity in income (loss) of subsidiaries	(27,218)	1,514	291	—	25,413	—
Income (loss) from continuing operations	(27,218)	(30,013)	8,943	291	25,413	(22,584)
Income (loss) from discontinued operations, net of taxes	—	2,795	(7,429)	—	—	(4,634)
Net income (loss)	(27,218)	(27,218)	1,514	291	25,413	(27,218)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,444	1,444	1,219	—	(4,107)	—
Currency translation adjustment	—	—	225	1,219	—	1,444
Comprehensive income (loss)	$(25,774)	$(25,774)	$2,958	$1,510	$21,306	$(25,774)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 31, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities of continuing operations	$1,587	$(61,598)	$42,274	$873	$—	$(16,864)
Net cash used in operating activities of discontinued operations	—	(1,177)	(2,934)	—	—	(4,111)
Net cash (used in) provided by operating activities	1,587	(62,775)	39,340	873	—	(20,975)
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(598)	—	—	—	(598)
Capital expenditures	—	(2,645)	(2,646)	(28)	—	(5,319)
Proceeds from sale of property, plant and equipment	—	7	227	—	—	234
Net cash used in investing activities of continuing operations	—	(3,236)	(2,419)	(28)	—	(5,683)
Net cash provided by investing activities of discontinued operations	—	16,414	23,507	—	—	39,921
Net cash provided by (used in) investing activities	—	13,178	21,088	(28)	—	34,238
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(170,000)	—	—	—	(170,000)
Repayment of 7.875% senior subordinated notes	—	(132,257)	—	—	—	(132,257)
Repayment of Term Loan B due 2016	—	(45,100)	—	—	—	(45,100)
Repayment of 8.375% senior subordinated notes	—	(25,202)	—	—	—	(25,202)
Payment of financing related costs and expenses	—	(22,955)	—	—	—	(22,955)
Repayments of other long-term debt	—	(308)	(850)	—	—	(1,158)
Purchase and retirement of common stock upon vesting of RSUs	(329)	—	—	—	—	(329)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
Borrowings (repayments) under revolving credit facility, net	—	65,600	—	—	—	65,600
Intercompany advances	(1,258)	61,858	(59,752)	(848)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,587)	42,886	(60,602)	(848)	—	(20,151)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(1,587)	41,234	(60,602)	(848)	—	(21,803)
Effect of exchange rate changes on cash and cash equivalents	—	—	10	55	—	65
Net (decrease) increase in cash and cash equivalents	—	(8,363)	(164)	52	—	(8,475)
Cash and cash equivalents at beginning of period	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of period	$—	$7,670	$116	$1,492	$—	$9,278

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which we refer to as our 2012 Form 10-K. Item 7 of our 2012 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 30, 2013.

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

Print and Envelope. We are one of the leading commercial printers in North America and the largest envelope manufacturer. Our print and envelope segment represented approximately 74.2% of our net sales for the three months ended March 30, 2013.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 25.8% of our net sales for the three months ended March 30, 2013.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three months ended March 30, 2013 and March 31, 2012 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three months ended March 30, 2013 include the operating results of Express Label. Our results for the three months ended March 31, 2012 do not include the operating results of Express Label.
2013 Overview
We believe that the mild recovery of the general economy experienced in 2012 will continue into 2013.  We believe our efforts to reduce our operating cost structure, which we began implementing at the beginning of the economic downturn, allowed us to mitigate significant impacts to our operating performance and to our business over the past three years. The print-related industries are highly fragmented and extremely competitive. We believe these factors combined with a slow general economic recovery will continue to impact our results of operations due to over capacity and pricing pressures.

Our management focus for 2013 is on driving net sales through focused initiatives, investing in our e-commerce technology to support expansion across our platform and reducing our debt by maintaining or improving our cash flow.

Our sales focus will be on our top accounts across each of our businesses ensuring we meet our customer demands and work to expand our relationship with them through cross-selling initiatives across our platform. We have implemented a customer relationship management tool within our label and packaging segment and are looking to expand that into our other business lines. We began these initiatives as well as a few others in 2012 and experienced success within our envelope, label and packaging operations as a result of their implementation. We believe these focus points, along with our current customer experience, may allow us to experience modest sales growth despite operating in challenging industries and an uncertain economy.

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

Our deleveraging strategy is still a primary focus. We believe that despite the industry and economic challenges we experience on a routine basis, we can maintain similar debt repayment trends for the foreseeable future by managing our cash flow and investing strategically in our businesses. Along with debt reduction, we have reduced our average interest rate through a refinancing of our first lien debt that was completed in April 2013. As a result, we expect to have lower cash interest, which will further improve our cash flow over the next several years as we will not encounter another sizeable debt maturity until 2017.

Lastly, we will continue to monitor our cost structure as marketplace conditions warrant and expect to further reduce our cost structure, as necessary. We will also continue to focus on strategic investments, capital expenditures and acquisitions, in areas that further strengthen our manufacturing platform and product offerings while reviewing strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations. In the first quarter of 2013, as a result of margin pressures from rising input costs and price pressures experienced within our print and envelope segment, we initiated a plan to further reduce our cost structure by $10 million to $20 million. In addition, we expect to continue to seek out opportunities to lower our cost structure through negotiations within our supportive vendor base.

Discontinued Operations

In February of 2012, we completed the sale of our documents and forms business. Net cash proceeds were approximately $35.5 million. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of approximately $4.7 million. These divestitures resulted in our historical consolidated balance sheets, statement of operations and comprehensive income (loss) and statement of cash flows being reclassified to reflect these discontinued operations separately from our continuing operations.

Reportable Segments

We operate two complementary reportable segments: the print and envelope segment and the label and packaging segment.

See below for a summary of net sales and operating income of our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the three month periods ended March 30, 2013 and March 31, 2012 each consisted of 13 weeks.

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands, except per share amounts)
Net sales	$432,344	$455,583
Operating income (loss):
Print and envelope	$12,951	$9,621
Label and packaging	10,830	12,203
Corporate	(9,881)	(7,585)
Total operating income	13,900	14,239
Interest expense, net	29,575	27,852
Loss on early extinguishment of debt, net	127	10,629
Other expense, net	296	298
Loss from continuing operations before income taxes	(16,098)	(24,540)
Income tax expense (benefit)	3,058	(1,956)
Loss from continuing operations	(19,156)	(22,584)
Income (loss) from discontinued operations, net of taxes	11	(4,634)
Net loss	$(19,145)	$(27,218)
Loss per share—basic:
Continuing operations	$(0.30)	$(0.36)
Discontinued operations	—	(0.07)
Net loss	$(0.30)	$(0.43)
Loss per share – diluted:
Continuing operations	$(0.30)	$(0.36)
Discontinued operations	—	(0.07)
Net loss	$(0.30)	$(0.43)

Net Sales

Net sales decreased $23.2 million, or 5.1%, in the first quarter of 2013, as compared to the first quarter of 2012, due to lower sales from our print and envelope segment of $22.2 million and our label and packaging segment of $1.0 million. See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $0.3 million, or 2.4%, in the first quarter of 2013, as compared to the first quarter of 2012. This decrease was primarily due to a decrease from (i) our label and packaging segment of $1.4 million, and (ii) higher corporate expenses of $2.3 million. This was partially offset by an increase in operating income from our print and envelope segment of $3.3 million. See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense increased $1.7 million to $29.6 million in the first quarter of 2013, as compared to $27.9 million in the first quarter of 2012. The increase was primarily due to higher interest rates related to our refinancing of debt in the first quarter of 2013, offset in part by lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and the proceeds from our divestitures. Interest expense in the first quarter of 2013, reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.7%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 7.9%, in the first quarter 2012. We expect interest expense for the remainder of 2013 will be lower than the same period in 2012 primarily due to the refinancing completed in April 2013.

Loss on Early Extinguishment of Debt

In the first quarter of 2013, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $0.1 million, which related to unamortized debt issuance costs associated with the extinguishment of our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes.

In the first quarter of 2012, in connection with a refinancing of our debt, we incurred a loss on early extinguishment of debt of $12.7 million, of which $9.6 million relates to tender and consent fees paid to consenting lenders and $3.1 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment of debt related to the refinancing is partially offset by the gains on early extinguishment of debt of $2.1 million related to the repurchase of $13.8 million of our 7.875% Notes, $5.0 million of our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes, and $2.0 million of our 8.375% senior subordinated notes due 2014, which we refer to as the 8.375% Notes, plus accrued and unpaid interest thereon.

We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Income Taxes

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Income tax expense (benefit) from U.S. operations	$2,932	$(2,123)
Income tax expense from foreign operations	126	167
Income tax expense (benefit)	$3,058	$(1,956)
Effective income tax rate	(19.0)%	8.0%

In the first quarter of 2013, we had an income tax expense of $3.1 million, compared to an income tax benefit of $2.0 million in the first quarter of 2012. The tax expense for the first quarter of 2013 primarily relates to income taxes on our domestic operations. The tax benefit for the first quarter of 2012 primarily relates to income tax benefits on our domestic operations. Our effective tax rate for both periods was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of March 30, 2013, the total valuation allowance on our net United States deferred tax assets was approximately $69.2 million. There was no change in the first quarter of 2013 to the balance of our valuation allowance.

There is no corresponding income tax benefit recognized with respect to losses incurred in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results significantly improve or deteriorate on a sustained basis, or if certain tax planning strategies are implemented, our conclusions regarding the need for valuation allowances could change, resulting in either a decrease or increase to the valuation allowances in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

Income (Loss) from Discontinued Operations, net of taxes
The results for the first quarter of 2012, include the loss on sale of our document and forms business and our wide-format paper business of $5.0 million, net of a tax benefit of $3.2 million. Income from discontinued operations of $0.4 million, net of taxes of $0.2 million for the first quarter of 2012, includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income.

Print and Envelope

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Segment net sales	$320,659	$342,853
Segment operating income	$12,951	$9,621
Operating income margin	4.0%	2.8%
Restructuring, impairment and other charges	$2,237	$13,486

Segment Net Sales

Segment net sales for our print and envelope segment decreased $22.2 million, or 6.5%, in the first quarter of 2013, as compared to the first quarter of 2012. Net sales for our commercial printing operations declined $19.6 million, primarily due to: (i) lower sales volumes due to timing of production schedules from our customers versus prior year and a journal plant closure occurring in the first quarter of 2012, and (ii) lower sales due to price pressures that continue to exist within the print industry. Net sales of our envelope operations decreased $2.6 million primarily due to: (i) lower sales volumes from our office product customers due to our decision to exit certain lower margin business, and (ii) lower sales due to pricing pressures and product mix changes. This decrease was partially offset by higher sales volumes from our initiatives to obtain further market share within the more generic envelope products along with increased demand from certain direct mail customers.

Segment Operating Income

Segment operating income for our print and envelope segment increased $3.3 million, or 34.6%, in the first quarter of 2013, as compared to the first quarter of 2012. This increase was primarily due to: (i) lower restructuring, impairment and other charges of $11.3 million, primarily due to the closure and consolidation of a print plant into our existing operations in the first quarter of 2012, and (ii) lower selling, general and administrative expenses of $1.5 million, primarily due to lower commission expense and a lower cost structure resulting from our continued cost reduction actions. This was partially offset by lower gross margins of $9.5 million primarily due to lower sales volumes and higher input costs from our commercial printing operations along with continued pricing pressures, product mix changes and higher input costs within our envelope operations. Due to the competitiveness and industry trends, we have not had the ability to pass along material price increases to our envelope customers over the past two years.

Label and Packaging

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Segment net sales	$111,685	$112,730
Segment operating income	$10,830	$12,203
Operating income margin	9.7%	10.8%
Restructuring, impairment and other charges	$159	$447

Segment Net Sales

Segment net sales for our label and packaging segment decreased $1.0 million, or 0.9%, in the first quarter of 2013, as compared to the first quarter of 2012. Net sales from our packaging operations declined $2.9 million, primarily due to lower sales volumes resulting from the run out of lower margin accounts that we exited in prior years and disruption due to a press fire in one of our packaging plants. Net sales from our labels operations increased $1.8 million, primarily due to: (i) the acquisition of Express Label in the first quarter of 2013, as Express Label was not included in our results in the first quarter of 2012 and (ii) increases in sales volume from our specialty and custom products businesses due to market share gains and our e-commerce initiatives, respectively; offset in part by lower sales volumes from our long-run label business, primarily due to lower customer demand.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $1.4 million, or 11.3%, in the first quarter of 2013, as compared to the first quarter of 2012. This decrease was due to (i) lower gross margins of $0.9 million, primarily due to margin decline in our packaging operations due to higher input costs; offset in part by increased margins in our labels operations primarily due to the acquisition of Express Label and (ii) higher selling, general and administrative expenses of $0.7 million.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were higher by $2.3 million, or 30.3%, in the first quarter of 2013, as compared to the first quarter of 2012, primarily due to higher restructuring expenses.

Restructuring, Impairment and Other Charges

During the first quarter of 2013, we continued the integration of our acquisition of Envelope Product Group, which we refer to as EPG, with the closure and consolidation of an envelope facility. We also implemented the additional cost savings actions in the first quarter of 2013, which is focused on overhead cost elimination, including targeted headcount reductions of approximately 100 employees to date.

During the first quarter of 2013, as a result of our restructuring and integration activities, we incurred $4.2 million of restructuring, impairment and other charges, which included $3.2 million of employee separation costs, asset impairments, net of $0.1 million, equipment moving expenses of $0.3 million, lease termination expenses of $0.1 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $0.4 million. During the first quarter of 2012, as a result of our restructuring and integration activities, we incurred $14.0 million of restructuring, impairment and other charges, which included $1.8 million of employee separation costs, asset impairments, net of $6.3 million, equipment moving expenses of $0.1 million, lease termination expenses of $0.3 million, multi-employer pension withdrawal expenses of $4.8 million and building clean-up and other expenses of $0.6 million.

As of March 30, 2013, our total restructuring liability was $30.4 million, of which $8.5 million is included in other current liabilities and $21.9 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $24.2 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Liquidity and Capital Resources

Net Cash Provided By (Used in) Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $3.3 million in the first quarter of 2013, which was primarily due to our net loss adjusted for non-cash items of $3.7 million, and a source of cash of $3.0 million from working capital, primarily offset by pension and post-retirement plan contributions, net of pension expense, of $2.6 million. The source of working capital primarily resulted from: (i) a source of cash from accounts receivables due to the timing of collections from and sales to our customers, and (ii) a source of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt. These sources of cash were offset in part by: (i) a use of cash from inventory, and (ii) a use of cash from accounts payable due to the timing of vendor payments.

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

Net cash used in operating activities of continuing operations was $16.9 million in the first quarter of 2012 , which was primarily due to a use of working capital of $30.7 million, offset by our net loss adjusted for non-cash items of $16.5 million. The use of working capital primarily resulted from: (i) a decrease in other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement, (ii) a decrease in accounts payable due to the timing of vendor payments, and (iii) an increase in our inventories primarily due to the purchase of paper in advance of a price increase and the need to maintain finished good inventory levels to meet customer contract requirements. These increases were offset in part by a decrease in accounts receivables due to the timing of collections from and sales to our customers.

Net Cash Used in Operating Activities of Discontinued Operations. Represents the net cash used in operating activities of our divestitures.
Net Cash Used in Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $11.2 million in the first quarter of 2013, primarily resulting from: (i) capital expenditures of $10.3 million, (ii) $5.1 million of cash consideration for the acquisition of Express Label, and (iii) a purchase of an investment of $1.7 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $5.9 million.

Our debt agreements limit capital expenditures to $45.0 million in 2013 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2012. We estimate that we will spend approximately $25.0 million on capital expenditures in 2013, before considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities of continuing operations was $5.7 million in the first quarter of 2012 , primarily resulting from capital expenditures of $5.3 million and $0.6 million of cash consideration for an acquisition related to working capital settlement provisions. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $0.2 million.

Net Cash Provided by (Used in) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) discontinued operations related to investing activities. In the first quarter of 2012, the cash provided by discontinued investing activities relates to net cash proceeds of approximately $39.9 million from the sale of our documents and forms business and our wide-format paper business.

Net Cash Provided By (Used In) Financing Activities of Continuing Operations. Net cash provided by financing activities of continuing operations was $10.3 million in the first quarter of 2013, primarily due to: (i) proceeds from the issuance of our 15% unsecured term loan, due 2017, which we refer to as our Unsecured Term Loan of $50.0 million, and (ii) borrowings under our revolving credit facility. These sources of cash were offset by: (i) the repayment of our 7.875% Notes of $67.8 million, (ii) the repayment of our Unsecured Term Loan of $7.0 million, (iii) the payment of $5.1 million of financing related costs and expenses including an original issuance discount of $2.5 million on the issuance of our Unsecured Term Loan, (iv) repayment of our Term Loan B due 2016, and (v) repayment of other long-term debt.

Net cash used in financing activities of continuing operations was $20.2 million in the first quarter of 2012 , primarily due to the refinancing activities, repayment of $45.1 million of term loans primarily as a result of the excess cash flow sweep feature and the open market repurchases and retirements of our 7.875% Notes, 10.5% Notes and 8.375% Notes, of approximately $13.8 million, $5.0 million and $2.0 million, respectively, for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest thereon. The refinancing activities included in the first quarter of 2012 were: (i) the repayment of $165.0 million of our 10.5% Notes, $118.4 million of our 7.875% Notes and $23.2 million of our 8.375% Notes, (ii) the payment of $23.0 million of tender and consent fees and related transaction costs, (iii) the issuance of our $225.0 million 11.5% senior notes due 2017, which we refer to as the 11.5% Notes with an original issuance discount of $8.3 million, and (iv) the issuance of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes. These decreases were offset by increases in borrowings under our revolving credit facility in connection with these refinancing activities.

Net Cash Used in Financing Activities of Discontinued Operations. Represents the net cash used in discontinued operations related to financing activities. In the first quarter of 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our credit facilities of $1.7 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of March 30, 2013, an increase of $13.7 million from December 29, 2012. This increase was primarily due to fees associated with the Unsecured Term Loan, the acquisition of Express Label and net capital expenditures, partially offset by cash flows from operations. As of March 30, 2013, approximately 63% of our debt outstanding was subject to fixed interest rates. As of May 1, 2013, we had approximately $35.0 million borrowing availability under our $200 million asset-based revolving credit facility due 2017, which we refer to as our ABL Facility. From time to time we may refinance our debt obligations as business needs and market conditions warrant.

On January 18, 2013, we entered into the Unsecured Term Loan. In connection with the Unsecured Term Loan, we capitalized debt issuance costs of $6.1 million, of which $2.5 million relates to original issuance discount. Proceeds from the Unsecured Term Loan together with borrowings on our $170 million revolving credit facility due 2014, which we refer to as our Revolving Credit Facility, were used to redeem, satisfy and discharge in full our 7.875% Notes, and to pay certain fees and expenses incurred in connection with the Unsecured Term Loan and the redemption, satisfaction and discharge of the 7.875% Notes. On January 22, 2013, U.S. Bank National Association, the trustee for the 7.875% Notes, officially canceled the 7.875% Notes.

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If we do not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equals $43.8 million on May 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by the Company and each existing and future direct and indirect North American subsidiaries of Cenveo on an unsecured basis. The Unsecured Term Loan contains customary covenants that, among other things, place limits on the ability of the Company and/or the other guarantors to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

On April 16, 2013, we completed the refinancing of our existing Term Loan B due 2016 and Revolving Credit Facility, which we refer to as the Refinanced Facility, by entering into (i) a Second Amended and Restated Credit Agreement providing for a $360 million secured term loan facility with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent, which we refer to as the Term Loan Facility, and (ii) a Credit Agreement providing for a $200 million asset-based revolving credit facility with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, an issuing bank and swingline lender, which we refer to as the ABL Facility; and together with the Term Loan Facility, we refer to as the 2013 Credit Facilities. Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

Borrowing rates under each of the 2013 Credit Facilities are selected at our option at the time of each borrowing and are generally based on LIBOR or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan Facility, LIBOR-based borrowings will have an interest rate of not less than 1.25% per annum plus an applicable margin of 5.00% per annum, and prime rate borrowings will have an interest rate of not less than 2.25% per annum plus an applicable margin of 4.00% per annum. With respect to the ABL Facility, LIBOR-based borrowings will have an interest rate margin ranging from 2.00% to 2.50% per annum, and prime rate borrowings will have an interest rate margin ranging from 1.00% to 1.50% per annum, in each case depending on average availability under the ABL Facility for the most recent fiscal quarter. Under the ABL Facility, we pay a commitment fee on unused revolving loan commitments of 0.375% per annum or 0.50% per annum, depending on average usage under the ABL Facility for the most recent fiscal quarter.

Under the Term Loan Facility, the term loan amortizes in quarterly installments equal to 1% per year, commencing June 21, 2013, with the remaining principal balance due at maturity on February 13, 2017. Under the ABL Facility, all loans mature on February 13, 2017. Under each of the 2013 Credit Facilities, we may elect, in our sole discretion, to extend the maturity date upon the satisfaction of certain conditions related to the refinancing of outstanding indebtedness under our 11.5% Notes and our 8.875% Notes. If such conditions are satisfied, the maturity date of the Term Loan Facility may be extended to April 16, 2020 and the maturity date of the ABL Facility may be extended to April 16, 2018.

The obligations under the 2013 Credit Facilities are each guaranteed by Cenveo and each existing and future direct and indirect North American subsidiaries. The 2013 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of Cenveo and our North American subsidiaries, including: (i) all capital stock of each present and future subsidiary (with certain exclusions of foreign subsidiaries), (ii) all present and future inter-company debt, (iii) all intellectual property rights, including patents, trademarks and copyrights, and (iv) substantially all of the present and future other property and assets, including material real property.

The Term Loan Facility contains a maximum consolidated leverage ratio covenant, and the ABL Facility contains a minimum consolidated fixed charge coverage ratio covenant that applies if availability thereunder falls below a certain level. In addition, each of the 2013 Credit Facilities contains customary covenants that, among other things, place limits on our ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The 2013 Credit Facilities also contain customary events of default.

In connection with the 2013 Credit Facilities, we entered into a third supplemental indenture to the indenture dated as of February 5, 2010, among Cenveo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, pursuant to which the 8.875% Notes were issued.

Also in connection with the 2013 Credit Facilities, we entered into an Amendment No. 1 to our existing Unsecured Term Loan. The Unsecured Term Loan was amended in order to, among other things, permit the refinancing of the Refinanced Facility.

Letters of Credit

As of March 30, 2013, we had outstanding letters of credit of approximately $22.0 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Term Loan Facility	8.875% Notes	11.5% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa2	Negative	March 2013
Standard & Poor’s	B	BB-	B-	CCC+	Negative	March 2013
In March 2013, Moody's Investors Services, which we refer to as Moody's, and Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and the ratings on our 8.875% Notes and 11.5% Notes. As part of the refinancing that closed in April 2013, both Moody's and Standard & Poor's initiated ratings on the 2013 Term Loan as outlined above. The detail of all current ratings have been provided in the table above.
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
We expect that our internally generated cash flows and financing available under our ABL Facility will be sufficient to fund our working capital needs for the next twelve months; however, this cannot be assured.

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

As of March 30, 2013, we had variable rate debt outstanding of $446.3 million. Our term loan was subject to a LIBOR floor of 1.5% and after our April 2013 refinancing, is now subject to a LIBOR floor of 1.25%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended March 30, 2013, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $1.9 million, and $0.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

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
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 6.	Exhibits
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

10.2	Guaranty Agreement, dated as of January 18, 2013 - incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K filed January 25, 2013.

10.3
Second Amended and Restated Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Syndication Agent and Documentation Agent, and the other lenders party thereto-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K, filed April 22, 2013.

10.4
Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, an Issuing Bank and Swingline Lender, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K, filed April 22, 2013.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

Item 6.	Exhibits
101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on May 8, 2013.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)