Form 10-Q
period 2013-06-29
CENVEO, INC
filed 2013-08-07
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013
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

As of August 6, 2013, the registrant had 64,070,606 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 29, 2013

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	June 29, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,876	$8,110
Accounts receivable, net	244,670	258,199
Inventories	144,358	130,432
Prepaid and other current assets	64,989	68,299
Assets of discontinued operations - current	2,214	3,923
Total current assets	468,107	468,963

Property, plant and equipment, net	266,720	281,798
Goodwill	190,742	191,415
Other intangible assets, net	210,808	212,904
Other assets, net	49,392	44,673
Assets of discontinued operations - long-term	481	1,456
Total assets	$1,186,250	$1,201,209
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$7,483	$11,748
Accounts payable	187,800	182,799
Accrued compensation and related liabilities	25,469	24,947
Other current liabilities	80,784	77,610
Liabilities of discontinued operations - current	2,511	3,130
Total current liabilities	304,047	300,234

Long-term debt	1,194,422	1,171,870
Other liabilities	191,453	193,419
Liabilities of discontinued operations - long-term	164	—
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	640	638
Paid-in capital	356,595	354,983
Retained deficit	(790,762)	(752,734)
Accumulated other comprehensive loss	(70,309)	(67,201)
Total shareholders’ deficit	(503,836)	(464,314)
Total liabilities and shareholders’ deficit	$1,186,250	$1,201,209

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$415,702	$433,218	$843,993	$882,977
Cost of sales	343,611	352,800	702,246	722,847
Selling, general and administrative expenses	47,595	44,913	96,173	93,827
Amortization of intangible assets	2,607	2,586	5,214	5,209
Restructuring, impairment and other charges	2,724	4,354	6,906	18,376
Operating income	19,165	28,565	33,454	42,718
Interest expense, net	28,235	28,796	57,810	56,648
Loss on early extinguishment of debt, net	7,720	785	7,847	11,414
Other income, net	(2,291)	(1,116)	(1,995)	(818)
(Loss) income from continuing operations before income taxes	(14,499)	100	(30,208)	(24,526)
Income tax expense (benefit)	3,088	314	6,286	(1,678)
Loss from continuing operations	(17,587)	(214)	(36,494)	(22,848)
Loss from discontinued operations, net of taxes	(1,296)	(187)	(1,534)	(4,771)
Net loss	(18,883)	(401)	(38,028)	(27,619)
Other comprehensive income (loss):
Currency translation adjustment	(2,329)	(2,202)	(3,108)	(758)
Comprehensive income (loss)	$(21,212)	$(2,603)	$(41,136)	$(28,377)

Loss per share – basic:
Continuing operations	$(0.28)	$(0.01)	$(0.57)	$(0.36)
Discontinued operations	(0.02)	—	(0.03)	(0.08)
Net loss	$(0.30)	$(0.01)	$(0.60)	$(0.44)

Loss per share – diluted:
Continuing operations	$(0.28)	$(0.01)	$(0.57)	$(0.36)
Discontinued operations	(0.02)	—	(0.03)	(0.08)
Net loss	$(0.30)	$(0.01)	$(0.60)	$(0.44)

Weighted average shares outstanding:
Basic	63,922	63,476	63,881	63,441
Diluted	63,922	63,476	63,881	63,441

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(38,028)	$(27,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of discontinued operations, net of taxes	—	5,319
Loss (income) from discontinued operations, net of taxes	1,534	(548)
Depreciation and amortization, excluding non-cash interest expense	30,686	31,180
Non-cash interest expense, net	5,143	3,786
Deferred income taxes	4,779	(3,381)
Gain on sale of assets	(226)	(1,118)
Non-cash restructuring, impairment and other charges, net	783	10,633
Loss on early extinguishment of debt, net	7,847	11,414
Stock-based compensation provision	1,977	2,993
Gain on insurance claim	(2,670)	—
Other non-cash charges	2,504	2,835
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	12,152	25,247
Inventories	(14,793)	806
Accounts payable and accrued compensation and related liabilities	5,487	(25,251)
Other working capital changes	2,904	(13,009)
Other, net	(10,518)	(7,341)
Net cash provided by operating activities of continuing operations	9,561	15,946
Net cash used in operating activities of discontinued operations	(215)	(3,959)
Net cash provided by operating activities	9,346	11,987
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(5,145)	(644)
Capital expenditures	(15,730)	(11,282)
Purchase of investment	(1,650)	—
Proceeds from insurance claim	3,036	—
Proceeds from sale of property, plant and equipment	7,561	1,948
Proceeds from sale of intangible asset	—	1,700
Net cash used in investing activities of continuing operations	(11,928)	(8,278)
Net cash provided by investing activities of discontinued operations	—	39,875
Net cash (used in) provided by investing activities	(11,928)	31,597
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)
Repayment of 7.875% senior subordinated notes	(67,848)	(180,139)
(Repayment) borrowing of Term Loan B due 2016	(389,105)	18,948
Repayment of 8.375% senior subordinated notes	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	(13,884)	(32,335)
Repayments of other long-term debt	(2,413)	(2,639)
Purchase and retirement of common stock upon vesting of RSUs	(363)	(434)
Proceeds from issuance of 11.5% senior notes	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250
(Repayment) borrowings under revolving credit facility, net	(18,000)	34,700
Proceeds from issuance of 15% unsecured term loan due 2017	50,000	—
Proceeds from issuance of Term Loan Facility	360,000	—
Borrowings under ABL facility due 2017	266,700	—
Repayments under ABL facility due 2017	(163,900)	—
Repayment of 15% unsecured term loan due 2017	(15,000)	—
Net cash provided by (used in) financing activities of continuing operations	6,187	(45,311)
Net cash used in financing activities of discontinued operations	—	(1,652)
Net cash provided by (used in) financing activities	6,187	(46,963)
Effect of exchange rate changes on cash and cash equivalents	161	(307)
Net increase (decrease) in cash and cash equivalents	3,766	(3,686)
Cash and cash equivalents at beginning of period	8,110	17,753
Cash and cash equivalents at end of period	$11,876	$14,067

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and its subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of June 29, 2013, and the results of operations and cash flows as of and for the three and six months ended June 29, 2013 and June 30, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended June 29, 2013 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt related activities or transactions. The December 29, 2012 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and six months ended June 29, 2013 and June 30, 2012, each consisted of 13 weeks and 26 weeks, respectively.

During the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility within its print and envelope segment. As a result, beginning in the second quarter of 2013, the financial results of this manufacturing facility have been accounted for as discontinued operations resulting in the Company's historical condensed consolidated financial statements being reclassified to reflect these discontinued operations separately from the Company's continuing operations for all periods presented. See Note 3 for further discussion.
New Accounting Pronouncements. Effective in the first quarter of 2013, the Company adopted an accounting pronouncement relating to the presentation of accumulated other comprehensive income (loss). This pronouncement does not change the current requirements; however, the Company is required to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, the Company is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss), but only if the amount is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (loss), the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. The adoption of this pronouncement did not have a material impact to the Company's condensed consolidated financial statements.

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

Acquisition-related costs are expensed as incurred. Acquisition-related costs including integration costs, are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and were $0.4 million and $0.2 million for the three months ended June 29, 2013 and June 30, 2012, respectively and $0.8 million and $0.4 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

2013

Express Label
On December 31, 2012, the Company acquired certain assets and assumed certain liabilities of Express Label Company (“Express Label”), which had annual net sales of approximately $5.4 million prior to the acquisition by the Company. The total purchase price was approximately $5.1 million, and was preliminarily allocated to the tangible and identifiable intangible assets

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Express Label's results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from December 31, 2012. Pro forma results for the three and six months ended June 30, 2012, assuming the acquisition of Express Label had been made on January 1, 2012, have not been presented since the effect would not be material.

3. Discontinued Operations

During the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility within its print and envelope segment. The operating results of this manufacturing facility are reported in discontinued operations in the Company's condensed consolidated financial statements for all periods presented herein.

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

On January 27, 2012, the Company completed the sale of its wide-format business, for cash proceeds of approximately $4.7 million. The operating results of the wide-format business are reported in discontinued operations in the Company's condensed consolidated financial statements for all periods presented herein.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of June 29, 2013 and December 29, 2012 (in thousands):

	June 29, 2013	December 29, 2012
Accounts receivable, net	$2,112	$3,412
Inventories	—	337
Prepaid and other current assets	102	174
Assets of discontinued operations - current	2,214	3,923
Property, plant and equipment, net	481	802
Other assets, net	—	654
Assets of discontinued operations - long-term	481	1,456

Accounts payable	1,280	2,472
Accrued compensation and related liabilities	369	376
Other current liabilities	862	282
Liabilities of discontinued operations - current	2,511	3,130

Liabilities of discontinued operations - long-term	164	—
Net assets	$20	$2,249

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$3,552	$5,689	$7,605	$20,703
(Loss) income from discontinued operations before income taxes (1)	(1,121)	185	(1,499)	894
Income tax expense on discontinued operations	175	68	35	346
Loss on sale of discontinued operations, net of taxes of $0.2 million and $3.4 million, respectively	—	(304)	—	(5,319)
Loss from discontinued operations, net of taxes	$(1,296)	$(187)	$(1,534)	$(4,771)
Loss per share - basic and diluted	$(0.02)	$—	$(0.03)	$(0.08)
____________________
(1) Income (loss) from discontinued operations for the six months ended June 30, 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

4. Inventories

Inventories by major category are as follows (in thousands):

	June 29, 2013	December 29, 2012
Raw materials	$59,788	$51,216
Work in process	18,912	17,907
Finished goods	65,658	61,309
	$144,358	$130,432

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	June 29, 2013	December 29, 2012
Land and land improvements	$15,268	$17,523
Buildings and building improvements	101,269	105,960
Machinery and equipment	591,311	590,019
Furniture and fixtures	10,881	11,193
Construction in progress	9,494	7,077
	728,223	731,772
Accumulated depreciation	(461,503)	(449,974)
	$266,720	$281,798

Sale Leaseback Transaction
During the first quarter of 2013, the Company sold one manufacturing facility related to its print and envelope segment, which had a net book value of $3.7 million for net proceeds of $6.3 million, and entered into a seven-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $2.6 million, which will be amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Proceeds From Long-Lived Assets

During the first quarter of 2013, a press in the Company's label and packaging segment was destroyed by a fire. The Company's insurance policy provided coverage for business interruption and the replacement cost of the press. The insurance settlement was finalized during the second quarter of 2013 and the Company received cash proceeds of $4.4 million, resulting in a $2.7 million gain. The gain on the insurance settlement represents the difference between the replacement cost and carrying value of the press. The gain is recorded in other income, net in the Company's condensed consolidated statements of operations.

During the second quarter of 2013, the Company sold one manufacturing facility, which related to its print and envelope segment, for net proceeds of $1.7 million.

During the second quarter of 2012, the Company sold one manufacturing facility, which related to its print and envelope segment, for net proceeds of $1.4 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of June 29, 2013 by reportable segment are as follows (in thousands):

	Print and Envelope	Label and Packaging	Total
Balance as of December 29, 2012	$79,450	$111,965	$191,415
Acquisitions, net	—	92	92
Foreign currency translation	(765)	—	(765)
Balance as of June 29, 2013	$78,685	$112,057	$190,742

Other intangible assets are as follows (in thousands):

		June 29, 2013				December 29, 2012
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	10	$169,324	$(27,234)	$(68,249)	$73,841	$166,600	$(27,234)	$(63,772)	$75,594
Trademarks and trade names	22	23,698	—	(7,060)	16,638	23,471	—	(6,590)	16,881
Patents	9	3,528	—	(2,939)	589	3,528	—	(2,839)	689
Non-compete agreements		510	—	(510)	—	510	—	(510)	—
Subtotal	12	197,060	(27,234)	(78,758)	91,068	194,109	(27,234)	(73,711)	93,164

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$338,800	$(49,234)	$(78,758)	$210,808	$335,849	$(49,234)	$(73,711)	$212,904

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2013	$10,145
2014	9,958
2015	9,244
2016	7,552
2017	7,478

Sale of Intangible Asset

During the second quarter of 2012, the Company received proceeds of $1.7 million related to the buyout of a royalty agreement by a third party. The royalty agreement was recorded as an intangible asset. As a result of this transaction, the Company recorded a gain of $1.3 million in other income, net in its condensed consolidated statements of operations.

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and six months ended June 29, 2013 and June 30, 2012. Certain dispositions of assets or the continued performance by the Company's Print reporting unit that is consistent with its year-to-date performance may require the Company to perform interim impairment tests on both goodwill and indefinite-lived intangible assets prior to the annual test at the beginning of December. In the event of such dispositions or in the event such performance continues, these tests may result in an impairment charge. As of June 29, 2013, goodwill and indefinite-lived intangible asset carrying values for the Print reporting unit were $51.3 million and $44.8 million, respectively.

The Company also continues to monitor the recoverability of its deferred tax assets.  Based on the outcome of the items mentioned above, an adjustment to the amount of valuation allowance recorded against its deferred tax assets may be necessary.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	June 29, 2013	December 29, 2012
ABL facility, due 2017	$102,800	$—
Revolving credit facility, due 2014	—	18,000
7.875% senior subordinated notes, due 2013	—	67,848
Term loan facility, due 2017 ($359.1 million outstanding principal amount as of June 29, 2013)	355,212	—
Term Loan B, due 2016 ($388.2 million outstanding principal amount as of December 29, 2012)	—	385,547
7% senior exchangeable notes, due 2017	86,250	86,250
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of June 29, 2013 and December 29, 2012)	218,350	217,675
15% unsecured term loan, due 2017 ($35.0 million outstanding principal amount as of June 29, 2013)	33,250	—
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of June 29, 2013 and December 29, 2012)	398,160	398,001
Other debt including capital leases	7,883	10,297
	1,201,905	1,183,618
Less current maturities	(7,483)	(11,748)
Long-term debt	$1,194,422	$1,171,870

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion as of June 29, 2013 and December 29, 2012. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument.

As of June 29, 2013, the Company was in compliance with all debt agreement covenants. Certain acquisitions or dispositions of assets or the continued performance by the Company's Print reporting unit that is consistent with its year-to-date performance may require the Company to obtain consents and/or amendments from its lender base in accordance with its debt agreements. While the Company expects that any necessary consent or amendment would be obtained, there can be no assurance this will be the case. Any such consent or amendment may result in up-front fees or higher interest costs. A consent or amendment may also involve other changes to the Company's debt agreements that, while not directly related to changing covenants that are directly related to such acquisitions or dispositions or to the performance of the Company's Print reporting unit, may restrict the Company's future operating flexibility.

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

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If the Company does not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made by the Company. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equaled $43.8 million on May 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by the Company and each existing and future direct and indirect North American subsidiary of Cenveo on an unsecured basis pursuant to the Guaranty. The Unsecured Term Loan contains customary covenants that, among other things, place limits on the ability of Cenveo, the Company, and/or the other guarantors to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

Refinancing

On April 16, 2013, the Company completed the refinancing of its Revolving Credit Facility and its existing term loan B due 2016 (collectively, the “Refinanced Facility”) by entering into (i) a Second Amended and Restated Credit Agreement providing for a $360 million secured term loan facility (the “Term Loan Facility”), with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent, and (ii) a Credit Agreement providing for a $200 million asset-based revolving credit facility, (the “ABL Facility”; and together with the Term Loan Facility the “2013 Credit Facilities”), with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, the Company capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount. Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowing rates under each of the 2013 Credit Facilities are selected at the Company's option at the time of each borrowing and are generally based on London Interbank Offered Rate ("LIBOR") or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan Facility, LIBOR-based borrowings have an interest rate of not less than 1.25% per annum plus an applicable margin of 5.00% per annum, and prime rate borrowings have an interest rate of not less than 2.25% per annum plus an applicable margin of 4.00% per annum. With respect to the ABL Facility, LIBOR-based borrowings have an interest rate margin ranging from 2.00% to 2.50% per annum, and prime rate borrowings have an interest rate margin ranging from 1.00% to 1.50% per annum, in each case depending on average availability under the ABL Facility for the most recent fiscal quarter. Under the ABL Facility, the Company pays a commitment fee on unused revolving loan commitments of 0.375% per annum or 0.50% per annum, depending on average usage under the ABL Facility for the most recent fiscal quarter.

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

Extinguishments

During the six months ended June 29, 2013, the Company extinguished $15.0 million of its Unsecured Term Loan. In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $1.3 million, of which $0.7 million related to the write-off of unamortized debt issuance costs and $0.6 million related to the write-off of original issuance discount.

In the second quarter of 2013, and in connection with the refinancing of the Refinanced Facility, the Company recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a gain on early extinguishment of debt of $0.3 million, which includes the write-off of $0.1 million of unamortized debt issuance costs.

In the first quarter of 2012 and in connection with the refinancing of the Company's debt, the Company incurred a loss from early extinguishment of debt of $12.7 million, of which $9.6 million related to tender and consent fees paid to consenting lenders of its 7.875% Notes, 10.5% senior notes due 2106 ("10.5% Notes") and 8.375% senior subordinated notes due 2014 ("8.375% Notes") and $3.1 million related to the write-off of previously unamortized debt issuance costs. Prior to the refinancing and in the first quarter of 2012, the Company purchased in the open market approximately $13.8 million, $5.0 million and $2.0 million of its 7.875% Notes, 10.5% Notes and 8.375% Notes, respectively, and retired them for $12.2 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest. In connection with the retirement of these 7.875% Notes, 10.5% Notes and 8.375% Notes, the Company recorded a gain on early extinguishment of debt of approximately $2.1 million, which included the write-off of $0.1 million of unamortized debt issuance costs.

The Company may from time to time seek to purchase its outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

8. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s financial statements. In January 2012, the Company reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. The Company funded this settlement in the first quarter of 2012.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the carrying value and fair value of these assets and liabilities of the Company as of June 29, 2013 and December 29, 2012, respectively (in thousands):

	June 29, 2013		December 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$11,876	$11,876	$8,110	$8,110
Accounts receivable, net	244,670	244,670	258,199	258,199
Current maturities of long-term debt	7,483	7,483	11,748	11,748
Accounts payable	187,800	187,800	182,799	182,799

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

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$—	$517	$—	$1,034
Interest cost	3,421	3,633	6,842	7,266
Expected return on plan assets	(4,618)	(4,258)	(9,236)	(8,516)
Net amortization and deferral	(2)	(1)	(4)	(2)
Recognized net actuarial loss	1,992	1,628	3,984	3,256
Net periodic expense	$793	$1,519	$1,586	$3,038

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s other postretirement plans in each of the three months ended June 29, 2013 and June 30, 2012, respectively, and $0.4 million in each of the six months ended June 29, 2013 and June 30, 2012, respectively.

For the six months ended June 29, 2013, the Company made contributions of $6.9 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $9.2 million to its pension plans and other postretirement plans for the remainder of 2013.

11. Stock-Based Compensation

Total share-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $1.0 million and $2.0 million for the three and six months ended June 29, 2013 and $1.4 million and $3.0 million for the three and six months ended June 30, 2012, respectively.

As of June 29, 2013, there was approximately $5.9 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 1.6 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options
A summary of the Company’s outstanding stock options as of and for the six months ended June 29, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding at December 29, 2012	2,226,000	$7.75	2.7	$—
Granted	189,500	2.00
Exercised	—	—		$—
Forfeited	(117,500)	5.52
Outstanding at June 29, 2013	2,298,000	$7.39	2.5	$24
Exercisable at June 29, 2013	1,586,625	$8.67	2.0	$—
__________________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at June 29, 2013 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

The weighted-average grant date fair value of stock options granted during the six month period ended June 29, 2013, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

Weighted average fair value of option grants during the year	$1.01
Assumptions:
Expected option life in years	4.25
Risk-free interest rate	0.50%
Expected volatility	65.7%
Expected dividend yield	0.0%
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
RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the six months ended June 29, 2013 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	1,074,340	$5.44
Granted	549,500	2.00
Vested	(352,500)	6.29
Forfeited	(1,250)	5.62
Unvested at June 29, 2013	1,270,090	$2.85
The total fair value of RSUs, which vested during the three and six months ended June 29, 2013, was $0.4 million and $0.9 million, respectively, as of the respective vesting dates.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PSUs

A summary of the Company's non-vested performance share units ("PSUs") as of and for the six months ended June 29, 2013 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	—	$—
Granted	730,500	2.00
Vested	—	—
Forfeited	—	—
Unvested at June 29, 2013	730,500	$2.00
On May 1, 2013, 730,500 PSUs were granted to certain employees, with each award representing the right to receive one share of the Company's common stock upon the achievement of certain established performance targets and service conditions. The performance period for the awards is December 30, 2012 through December 28, 2013. Distributions under these awards are payable on the one year anniversary of the grant date provided the grantee's employment has not ceased prior to such date. The fair value of these awards was determined based on the Company's stock price on the grant date. These awards are subject to forfeiture upon termination of employment prior to vesting.

There was no compensation expense related to PSUs recognized in selling, general and administrative expenses in the Company's condensed consolidated statements of operations for the three and six months ended June 29, 2013. There were no performance share unit awards granted in fiscal year 2012.

12. Restructuring, Impairment and Other Charges
2013 Plan
During the first quarter of 2013, the Company began implementing a cost savings initiative (the "2013 Plan"), which primarily focuses on overhead cost eliminations including headcount reductions of approximately 200 employees to date and the potential closure of certain manufacturing facilities. The Company expects to be substantially complete with the 2013 Plan by the end of 2013.
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
Residual Plans

The Company currently has certain residual cost savings, restructuring and integration plans: (i) the 2011 plan implemented by the print and envelope and the label and packaging segments for further cost savings initiatives ("the Other Restructuring Plans") and (ii) the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan (which collectively with the Other Restructuring Plans, the "Residual Plans"). As a result of these cost savings actions, over the last seven years the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions. The Company does not anticipate any significant future expenses related to the Residual Plans, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquisition Integration Plans
Upon the completion of the Envelope Product Group ("EPG") acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of five manufacturing facilities, including the closure of one during the second quarter of 2013, into the Company's existing operations and the elimination of duplicative headcount. The Company has substantially completed the integration of EPG, but may have additional closure or consolidation of manufacturing facilities and further headcount reductions.

The following tables present the details of the expenses recognized as a result of these plans.

2013 Activity

Restructuring, impairment and other charges for the three months ended June 29, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2013 Plan	$551	$—	$—	$90	$—	$34	$675
2012 Plan	(9)	118	139	158	—	480	886
Residual Plans	—	—	—	384	123	111	618
Acquisition Integration Plans	(57)	(130)	506	29	—	264	612
Total Print and Envelope	485	(12)	645	661	123	889	2,791
Label and Packaging
2013 Plan	24	—	—	—	—	—	24
2012 Plan	—	—	—	—	—	9	9
Residual Plans	—	—	—	(200)	—	—	(200)
Total Label and Packaging	24	—	—	(200)	—	9	(167)
Corporate
2013 Plan	66	—	—	—	—	—	66
Residual Plans	—	—	—	—	—	34	34
Total Corporate	66	—	—	—	—	34	100
Total Restructuring, Impairment and Other Charges	$575	$(12)	$645	$461	$123	$932	$2,724

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring, impairment and other charges for the six months ended June 29, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2013 Plan	$1,342	$—	$10	$90	$—	$34	$1,476
2012 Plan	(31)	265	222	208	—	692	1,356
Residual Plans	—	—	10	448	202	154	814
Acquisition Integration Plans	461	(130)	709	3	—	339	1,382
Total Print and Envelope	1,772	135	951	749	202	1,219	5,028
Label and Packaging
2013 Plan	170	—	—	—	—	—	170
2012 Plan	1	—	—	—	—	13	14
Residual Plans	(4)	—	—	(188)	—	—	(192)
Total Label and Packaging	167	—	—	(188)	—	13	(8)
Corporate
2013 Plan	1,791	—	—	—	—	21	1,812
Residual Plans	23	—	—	—	—	51	74
Total Corporate	1,814	—	—	—	—	72	1,886
Total Restructuring, Impairment and Other Charges	$3,753	$135	$951	$561	$202	$1,304	$6,906

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2013 Plan
Balance as of December 29, 2012	$—	$—	$—	$—	$—
Accruals, net	3,303	90	—	65	3,458
Payments	(2,218)	(13)	—	(65)	(2,296)
Balance as of June 29, 2013	$1,085	$77	$—	$—	$1,162

2012 Plan
Balance as of December 29, 2012	$1,199	$493	$5,400	$—	$7,092
Accruals, net	(30)	208	—	927	1,105
Payments	(829)	(293)	—	(927)	(2,049)
Balance as of June 29, 2013	$340	$408	$5,400	$—	$6,148

Residual Plans
Balance as of December 29, 2012	$127	$2,017	$19,519	$—	$21,663
Accruals, net	19	260	202	215	696
Payments	(146)	(845)	(1,506)	(215)	(2,712)
Balance as of June 29, 2013	$—	$1,432	$18,215	$—	$19,647

Acquisition Integration Plans
Balance as of December 29, 2012	$298	$1,088	$—	$—	$1,386
Accruals, net	461	3	—	1,048	1,512
Payments	(375)	(245)	—	(1,048)	(1,668)
Balance as of June 29, 2013	$384	$846	$—	$—	$1,230

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options, RSUs and PSUs (“Equity Awards”) to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% senior exchangeable notes due 2017 ("7% Notes") being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the six months ended June 29, 2013 and June 30, 2012, the effect of approximately 24,734,929 and 26,133,813 shares, respectively, related to the exchange of the 7% Notes for common stock and Equity Awards, which would be calculated using the treasury stock method, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(17,587)	$(214)	$(36,494)	$(22,848)
Loss from discontinued operations, net of taxes	(1,296)	(187)	(1,534)	(4,771)
Net loss	$(18,883)	$(401)	$(38,028)	$(27,619)
Denominator for weighted average common shares outstanding:
Basic shares	63,922	63,476	63,881	63,441
Dilutive effect of convertible notes	—	—	—	—
Dilutive effect of equity awards	—	—	—	—
Diluted shares	63,922	63,476	63,881	63,441

Loss per share – basic:
Continuing operations	$(0.28)	$(0.01)	$(0.57)	$(0.36)
Discontinued operations	(0.02)	—	(0.03)	(0.08)
Net loss	$(0.30)	$(0.01)	$(0.60)	$(0.44)

Loss per share – diluted:
Continuing operations	$(0.28)	$(0.01)	$(0.57)	$(0.36)
Discontinued operations	(0.02)	—	(0.03)	(0.08)
Net loss	$(0.30)	$(0.01)	$(0.60)	$(0.44)

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

The following tables present certain segment information (in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Print and envelope	$304,580	$324,778	$621,185	$661,807
Label and packaging	111,122	108,440	222,808	221,170
Total	$415,702	$433,218	$843,993	$882,977
Operating income (loss):
Print and envelope	$14,707	$24,046	$28,048	$33,581
Label and packaging	12,664	12,668	23,494	24,871
Corporate	(8,206)	(8,149)	(18,088)	(15,734)
Total	$19,165	$28,565	$33,454	$42,718
Restructuring, impairment and other charges:
Print and envelope	$2,791	$4,271	$5,028	$17,757
Label and packaging	(167)	55	(8)	502
Corporate	100	28	1,886	117
Total	$2,724	$4,354	$6,906	$18,376
Net sales by product line:
Print	$134,114	$153,661	$274,590	$311,962
Envelope	170,466	171,117	346,595	349,845
Label	82,133	82,427	167,517	166,006
Packaging	28,989	26,013	55,291	55,164
Total	$415,702	$433,218	$843,993	$882,977
Intercompany sales:
Print and envelope to label and packaging	$260	$1,908	$605	$3,514
Label and packaging to print and envelope	806	1,723	1,617	3,122
Total	$1,066	$3,631	$2,222	$6,636

	June 29, 2013	December 29, 2012
Total assets:
Print and envelope	$753,093	$797,437
Label and packaging	355,186	327,726
Corporate	77,971	76,046
Total	$1,186,250	$1,201,209

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 29, 2013 and December 29, 2012 and for the three and six months ended June 29, 2013 and June 30, 2012.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET June 29, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,036	$64	$1,776	$—	$11,876
Accounts receivable, net	—	95,278	148,281	1,111	—	244,670
Inventories	—	60,238	83,738	382	—	144,358
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	52,552	9,994	2,443	—	64,989
Assets of discontinued operations - current	—	—	2,214	—	—	2,214
Total current assets	—	255,042	244,291	5,712	(36,938)	468,107

Investment in subsidiaries	(503,836)	1,799,307	5,707	6,725	(1,307,903)	—
Property, plant and equipment, net	—	87,566	178,211	943	—	266,720
Goodwill	—	29,539	155,647	5,556	—	190,742
Other intangible assets, net	—	6,413	202,924	1,471	—	210,808
Other assets, net	—	43,569	5,316	507	—	49,392
Assets of discontinued operations - long-term	—	—	481	—	—	481
Total assets	$(503,836)	$2,221,436	$792,577	$20,914	$(1,344,841)	$1,186,250

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,600	$3,883	$—	$—	$7,483
Accounts payable	—	102,212	84,855	733	—	187,800
Accrued compensation and related liabilities	—	15,080	9,885	504	—	25,469
Other current liabilities	—	59,148	21,431	205	—	80,784
Liabilities of discontinued operations - current	—	—	2,511	—	—	2,511
Intercompany payable (receivable)	—	1,241,362	(1,250,191)	8,829	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,421,402	(1,090,688)	10,271	(36,938)	304,047

Long-term debt	—	1,190,421	4,001	—	—	1,194,422
Other liabilities	—	113,449	79,793	(1,789)	—	191,453
Liabilities of discontinued operations - long-term	—	—	164	—	—	164
Shareholders’ (deficit) equity	(503,836)	(503,836)	1,799,307	12,432	(1,307,903)	(503,836)
Total liabilities and shareholders’ (deficit) equity	$(503,836)	$2,221,436	$792,577	$20,914	$(1,344,841)	$1,186,250

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended June 29, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$167,396	$245,055	$3,251	$—	$415,702
Cost of sales	—	141,499	198,854	3,258	—	343,611
Selling, general and administrative expenses	—	26,835	20,559	201	—	47,595
Amortization of intangible assets	—	137	2,337	133	—	2,607
Restructuring, impairment and other charges	—	2,015	700	9	—	2,724
Operating income (loss)	—	(3,090)	22,605	(350)	—	19,165
Interest expense, net	—	28,134	105	(4)	—	28,235
Intercompany interest expense (income)	—	(304)	304	—	—	—
Loss on early extinguishment of debt, net	—	7,720	—	—	—	7,720
Other expense (income), net	—	509	(2,604)	(196)	—	(2,291)
Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(39,149)	24,800	(150)	—	(14,499)
Income tax (benefit) expense	—	1,857	1,269	(38)	—	3,088
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	(41,006)	23,531	(112)	—	(17,587)
Equity in income (loss) of subsidiaries	(18,883)	22,123	(112)	—	(3,128)	—
Income (loss) from continuing operations	(18,883)	(18,883)	23,419	(112)	(3,128)	(17,587)
Loss from discontinued operations, net of taxes	—	—	(1,296)	—	—	(1,296)
Net income (loss)	(18,883)	(18,883)	22,123	(112)	(3,128)	(18,883)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	(2,329)	(2,329)	(2,033)	—	6,691	—
Currency translation adjustment	—	—	(296)	(2,033)	—	(2,329)
Comprehensive (loss) income	$(21,212)	$(21,212)	$19,794	$(2,145)	$3,563	$(21,212)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the six months ended June 29, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$341,935	$495,246	$6,812	$—	$843,993
Cost of sales	—	290,108	405,828	6,310	—	702,246
Selling, general and administrative expenses	—	53,978	41,773	422	—	96,173
Amortization of intangible assets	—	274	4,675	265	—	5,214
Restructuring, impairment and other charges	—	4,849	2,044	13	—	6,906
Operating income (loss)	—	(7,274)	40,926	(198)	—	33,454
Interest expense, net	—	57,598	219	(7)	—	57,810
Intercompany interest expense (income)	—	(654)	654	—	—	—
Loss on early extinguishment of debt, net	—	7,847	—	—	—	7,847
Other (income) expense, net	—	878	(2,699)	(174)	—	(1,995)
Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(72,943)	42,752	(17)	—	(30,208)
Income tax expense	—	4,375	1,886	25	—	6,286
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	(77,318)	40,866	(42)	—	(36,494)
Equity in income (loss) of subsidiaries	(38,028)	39,290	(42)	—	(1,220)	—
Income (loss) from continuing operations	(38,028)	(38,028)	40,824	(42)	(1,220)	(36,494)
Loss from discontinued operations, net of taxes	—	—	(1,534)	—	—	(1,534)
Net (loss) income	(38,028)	(38,028)	39,290	(42)	(1,220)	(38,028)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	(3,108)	(3,108)	(1,919)	—	8,135	—
Currency translation adjustment	—	—	(1,189)	(1,919)	—	(3,108)
Comprehensive (loss) income	$(41,136)	$(41,136)	$36,182	$(1,961)	$6,915	$(41,136)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 29, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,977	$(54,409)	$63,204	$(1,211)	$—	$9,561
Net cash used in operating activities of discontinued operations	—	—	(215)	—	—	(215)
Net cash provided by (used in) operating activities	1,977	(54,409)	62,989	(1,211)	—	9,346
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(5,145)	—	—	—	(5,145)
Capital expenditures	—	(9,015)	(6,654)	(61)	—	(15,730)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from insurance claim	—	—	3,036	—	—	3,036
Proceeds from sale of property, plant and equipment	—	222	7,339	—	—	7,561
Net cash (used in) provided by investing activities	—	(15,588)	3,721	(61)	—	(11,928)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(389,105)	—	—	—	(389,105)
Payment of financing related costs and expenses and debt issuance discounts	—	(13,884)	—	—	—	(13,884)
Repayments of other long-term debt	—	—	(2,413)	—	—	(2,413)
Purchase and retirement of common stock upon vesting of RSUs	(363)	—	—	—	—	(363)
(Repayment) borrowings under revolving credit facility, net	—	(18,000)	—	—	—	(18,000)
Proceeds from issuance of Term Loan facility	—	360,000	—	—	—	360,000
Borrowings under ABL facility due 2017	—	266,700	—	—	—	266,700
Repayments under ABL facility due 2017	—	(163,900)	—	—	—	(163,900)
Proceeds from issuance of 15% unsecured term loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% unsecured term loan due 2017	—	(15,000)	—	—	—	(15,000)
Intercompany advances	(1,614)	65,307	(64,526)	833	—	—
Net cash provided by (used in) financing activities	(1,977)	74,270	(66,939)	833	—	6,187
Effect of exchange rate changes on cash and cash equivalents	—	—	7	154	—	161
Net increase (decrease) in cash and cash equivalents	—	4,273	(222)	(285)	—	3,766
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$10,036	$64	$1,776	$—	$11,876

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,763	$286	$2,061	$—	$8,110
Accounts receivable, net	—	100,779	156,418	1,002	—	258,199
Inventories	—	61,900	68,450	82	—	130,432
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	53,612	11,904	2,783	—	68,299
Assets of discontinued operations - current	—	—	3,923	—	—	3,923
Total current assets	—	258,992	240,981	5,928	(36,938)	468,963

Investment in subsidiaries	(464,314)	1,758,007	7,671	6,725	(1,308,089)	—
Property, plant and equipment, net	—	88,941	191,648	1,209	—	281,798
Goodwill	—	29,540	155,849	6,026	—	191,415
Other intangible assets, net	—	6,621	204,460	1,823	—	212,904
Other assets, net	—	40,301	3,868	504	—	44,673
Assets of discontinued operations - long-term	—	—	1,456	—	—	1,456
Total assets	$(464,314)	$2,182,402	$805,933	$22,215	$(1,345,027)	$1,201,209

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,961	$4,787	$—	$—	$11,748
Accounts payable	—	107,443	74,841	515	—	182,799
Accrued compensation and related liabilities	—	14,608	9,825	514	—	24,947
Other current liabilities	—	56,995	20,083	532	—	77,610
Liabilities of discontinued operations - current	—	—	3,130	—	—	3,130
Intercompany payable (receivable)	—	1,177,669	(1,185,665)	7,996	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,363,676	(1,036,061)	9,557	(36,938)	300,234

Long-term debt	—	1,166,360	5,510	—	—	1,171,870
Other liabilities	—	116,680	78,477	(1,738)	—	193,419
Shareholders’ (deficit) equity	(464,314)	(464,314)	1,758,007	14,396	(1,308,089)	(464,314)
Total liabilities and shareholders’ (deficit) equity	$(464,314)	$2,182,402	$805,933	$22,215	$(1,345,027)	$1,201,209

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended June 30, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$172,094	$257,704	$3,420	$—	$433,218
Cost of sales	—	143,277	206,022	3,501	—	352,800
Selling, general and administrative expenses	—	25,717	19,002	194	—	44,913
Amortization of intangible assets	—	137	2,315	134	—	2,586
Restructuring, impairment and other charges	—	1,370	2,956	28	—	4,354
Operating income (loss)	—	1,593	27,409	(437)	—	28,565
Interest expense, net	—	28,648	155	(7)	—	28,796
Intercompany interest expense (income)	—	(415)	391	24	—	—
Loss on early extinguishment of debt, net	—	785	—	—	—	785
Other (income) expense, net	—	(839)	87	(364)	—	(1,116)
Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(26,586)	26,776	(90)	—	100
Income tax expense (benefit)	—	1,124	(771)	(39)	—	314
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	(27,710)	27,547	(51)	—	(214)
Equity in income (loss) of subsidiaries	(401)	27,682	(51)	—	(27,230)	—
Income (loss) from continuing operations	(401)	(28)	27,496	(51)	(27,230)	(214)
Income (loss) from discontinued operations, net of taxes	—	(373)	186	—	—	(187)
Net income (loss)	(401)	(401)	27,682	(51)	(27,230)	(401)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	(2,202)	(2,202)	(2,284)	—	6,688	—
Currency translation adjustment	—	—	82	(2,284)	—	(2,202)
Comprehensive income (loss)	$(2,603)	$(2,603)	$25,480	$(2,335)	$(20,542)	$(2,603)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the six months ended June 30, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$356,051	$519,203	$7,723	$—	$882,977
Cost of sales	—	297,434	418,472	6,941	—	722,847
Selling, general and administrative expenses	—	52,726	40,700	401	—	93,827
Amortization of intangible assets	—	307	4,634	268	—	5,209
Restructuring, impairment and other charges	—	1,526	16,756	94	—	18,376
Operating income (loss)	—	4,058	38,641	19	—	42,718
Interest expense, net	—	56,334	321	(7)	—	56,648
Intercompany interest expense (income)	—	(688)	639	49	—	—
Loss on early extinguishment of debt, net	—	11,414	—	—	—	11,414
Other (income) expense, net	—	(620)	26	(224)	—	(818)
Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(62,382)	37,655	201	—	(24,526)
Income tax expense (benefit)	—	(3,145)	1,506	(39)	—	(1,678)
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	(59,237)	36,149	240	—	(22,848)
Equity in income (loss) of subsidiaries	(27,619)	29,196	240	—	(1,817)	—
Income (loss) from continuing operations	(27,619)	(30,041)	36,389	240	(1,817)	(22,848)
Income (loss) from discontinued operations, net of taxes	—	2,422	(7,193)	—	—	(4,771)
Net income (loss)	(27,619)	(27,619)	29,196	240	(1,817)	(27,619)
Other comprehensive income (loss):
Other comprehensive income (loss) of unconsolidated subsidiaries	(758)	(758)	(1,065)	—	2,581	—
Currency translation adjustment	—	—	307	(1,065)	—	(758)
Comprehensive income (loss)	$(28,377)	$(28,377)	$28,438	$(825)	$764	$(28,377)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 30, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$2,993	$(52,135)	$65,116	$(28)	$—	$15,946
Net cash used in operating activities of discontinued operations	—	(1,616)	(2,343)	—	—	(3,959)
Net cash provided by (used in) operating activities	2,993	(53,751)	62,773	(28)	—	11,987
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(644)	—	—	—	(644)
Capital expenditures	—	(5,362)	(5,803)	(117)	—	(11,282)
Proceeds from sale of property, plant and equipment	—	32	1,916	—	—	1,948
Proceeds from sale of intangible assets	—	1,700	—	—	—	1,700
Net cash used in investing activities of continuing operations	—	(4,274)	(3,887)	(117)	—	(8,278)
Net cash provided by investing activities of discontinued operations	—	16,414	23,461	—	—	39,875
Net cash provided by (used in) investing activities	—	12,140	19,574	(117)	—	31,597
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(180,139)	—	—	—	(180,139)
(Repayment) borrowings of Term Loan B due 2016	—	18,948	—	—	—	18,948
Repayment of 8.375% senior subordinated notes	—	(24,787)	—	—	—	(24,787)
Payment of financing related costs and expenses	—	(32,335)	—	—	—	(32,335)
Repayments of other long-term debt	—	(308)	(2,331)	—	—	(2,639)
Purchase and retirement of common stock upon vesting of RSUs	(434)	—	—	—	—	(434)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
(Repayments) borrowings under revolving credit facility, net	—	34,700	—	—	—	34,700
Intercompany advances	(2,559)	80,993	(79,373)	939	—	—
Net cash (used in) provided by financing activities of continuing operations	(2,993)	38,447	(81,704)	939	—	(45,311)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(2,993)	36,795	(81,704)	939	—	(46,963)
Effect of exchange rate changes on cash and cash equivalents	—	—	(372)	65	—	(307)
Net (decrease) increase in cash and cash equivalents	—	(4,816)	271	859	—	(3,686)
Cash and cash equivalents at beginning of period	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of period	$—	$11,217	$551	$2,299	$—	$14,067

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which we refer to as our 2012 Form 10-K. Item 7 of our 2012 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of June 29, 2013.

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

Print and Envelope. We are one of the leading commercial printers and the largest envelope manufacturer in North America. Our print and envelope segment represented approximately 73.3% and 73.6% of our net sales for the three and six months ended June 29, 2013, respectively.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 26.7% and 26.4% of our net sales for the three and six months ended June 29, 2013, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and six months ended June 29, 2013 and June 30, 2012 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three and six months ended June 29, 2013 include the operating results of Express Label. Our results for the three and six months ended June 30, 2012 do not include the operating results of Express Label.
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

Our sales focus will be on our top accounts across each of our businesses ensuring we meet our customer demands and work to expand our relationship with them through cross-selling initiatives across our platform. We have implemented a customer relationship management tool within our label and packaging segment and are expanding that into our other operating segments. We currently expect to be complete with this implementation by the end of the third quarter 2013. We began these initiatives as well as a few others in 2012 and have experienced success within our envelope, label and packaging operations as a result of their implementation. We have also begun a series of recruiting efforts with a focus of attracting not only talented individuals with experience in our current business lines, but also on individuals with experience in industry channels that we believe print related products will grow or have minimal secular decline in the future. We believe these focus points, along with our current customer experience, may allow us to experience modest sales growth despite operating in challenging industries and an uncertain economy.

Our e-commerce platform is in its infancy and, with minimal investments over the past several years, was in need of enhancement. We began small yet focused enhancements of this platform in 2011. With a focused approach and small successes to date we have experienced positive results. For example, our e-commerce sales within our label group grew 10% in 2012 as compared to 2011. In 2013, we are looking to expand our investment, through both capital investments and incremental support headcount, and believe this platform will substantially benefit our future sales performance.

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

Lastly, we will continue to monitor our cost structure as marketplace conditions warrant and expect to further reduce our cost structure, as necessary. We will also continue to focus on strategic investments, capital expenditures and acquisitions in areas that we believe will strengthen our manufacturing platform and product offerings and will review strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations. In the first quarter of 2013, as a result of margin pressures from rising input costs and price pressures experienced within our print and envelope segment, we initiated a plan to further reduce our cost structure by $10 million to $20 million. In addition, we expect to continue to seek out opportunities to lower our cost structure through negotiations within our supportive vendor base.

Discontinued Operations

During the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility within our print and envelope segment. The operating results of this manufacturing facility are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

In February of 2012, we completed the sale of our documents and forms business. Net cash proceeds were approximately $35.5 million. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of approximately $4.7 million. The operating results of these divestitures are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

Reportable Segments

We operate two complementary reportable segments: the print and envelope segment and the label and packaging segment.

See below for a summary of net sales and operating income for our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our reporting periods for the three and six month periods ended June 29, 2013 and June 30, 2012 each consisted of 13 weeks and 26 weeks, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$415,702	$433,218	$843,993	$882,977
Operating income (loss):
Print and envelope	$14,707	$24,046	$28,048	$33,581
Label and packaging	12,664	12,668	23,494	24,871
Corporate	(8,206)	(8,149)	(18,088)	(15,734)
Total operating income	19,165	28,565	33,454	42,718
Interest expense, net	28,235	28,796	57,810	56,648
Loss on early extinguishment of debt, net	7,720	785	7,847	11,414
Other income, net	(2,291)	(1,116)	(1,995)	(818)
(Loss) income from continuing operations before income taxes	(14,499)	100	(30,208)	(24,526)
Income tax expense (benefit)	3,088	314	6,286	(1,678)
Loss from continuing operations	(17,587)	(214)	(36,494)	(22,848)
Loss from discontinued operations, net of taxes	(1,296)	(187)	(1,534)	(4,771)
Net loss	$(18,883)	$(401)	$(38,028)	$(27,619)
Loss per share—basic:
Continuing operations	$(0.28)	$(0.01)	$(0.57)	$(0.36)
Discontinued operations	(0.02)	—	(0.03)	(0.08)
Net loss	$(0.30)	$(0.01)	$(0.60)	$(0.44)
Loss per share – diluted:
Continuing operations	$(0.28)	$(0.01)	$(0.57)	$(0.36)
Discontinued operations	(0.02)	—	(0.03)	(0.08)
Net loss	$(0.30)	$(0.01)	$(0.60)	$(0.44)

Net Sales

Net sales decreased $17.5 million, or 4.0%, in the second quarter of 2013, as compared to the second quarter of 2012, due to lower sales from our print and envelope segment of $20.2 million, offset slightly by higher sales from our label and packaging segment of $2.7 million.

Net sales decreased $39.0 million, or 4.4%, in the first six months of 2013, as compared to the first six months of 2012, due to lower sales from our print and envelope segment of $40.6 million, offset slightly by higher sales from our label and packaging segment of $1.6 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $9.4 million, or 32.9%, in the second quarter of 2013, as compared to the second quarter of 2012. This decrease was primarily due to a decrease in operating income from our print and envelope segment of $9.3 million.

Operating income decreased $9.3 million, or 21.7%, in the first six months of 2013, as compared to the first six months of 2012. This decrease was primarily due to (i) a decrease in operating income from our print and envelope segment of $5.5 million, (ii) higher corporate expenses of $2.4 million, and (iii) a decrease in operating income from our label and packaging segment of $1.4 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $0.6 million to $28.2 million in the second quarter of 2013, as compared to $28.8 million in the second quarter of 2012. The decrease was primarily due to (i) lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and (ii) lower interest rates related to our refinancing of debt in the second quarter of 2013. Interest expense in the second quarter of 2013, reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.1%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.2%, in the second quarter of 2012.

Interest expense increased $1.2 million to $57.8 million in the first six months of 2013, as compared to $56.6 million in the first six months of 2012. The increase was primarily due to higher interest rates related to our refinancing of debt in the first quarter of 2013, offset in part by lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and the proceeds from our divestitures. Interest expense in the first six months of 2013, reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.4%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.1%, in the first six months of 2012.

We expect interest expense for the remainder of 2013 will be lower than the same period in 2012 primarily due to the refinancing completed in the second quarter of 2013.

Loss on Early Extinguishment of Debt

During the second quarter of 2013, we incurred an aggregate loss on early extinguishment of debt of $7.7 million, of which $6.4 million related to consent fees paid to consenting lenders, the write-off of unamortized debt issuance costs and the write-off of original issuance discount associated with the refinancing of our term loan and revolving credit facilities and $1.3 million related to the early extinguishment of a portion of our 15% unsecured term loan due 2017, which we refer to as our Unsecured Term Loan. During the second quarter of 2012, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $1.1 million, of which $0.9 million relates to tender and consent fees paid to consenting lenders and $0.2 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment of debt is partially offset by the gains on early extinguishment of debt of $0.3 million related to the repurchase of $50.0 million of our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes, plus accrued and unpaid interest thereon.

During the first six months of 2013, in connection with refinancing activities, we incurred an aggregate loss on early extinguishment of debt of $7.8 million, of which $6.4 million related to consent fees paid to consenting lenders, the write-off of unamortized debt issuance costs and the write-off of original issuance discount associated with the refinancing of our term loan and revolving credit facilities and $1.3 million related to the early extinguishment of a portion of our Unsecured Term Loan. During the first six months of 2012, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $13.8 million, of which $10.7 million relates to tender and consent fees paid to consenting lenders, $3.3 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment is partially offset by the gains on early extinguishment of debt of $2.4 million related to the repurchase of $182.3 million of our 7.875% Notes, $170.0 million of our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes, and $25.4 million of our 8.375% senior subordinated notes due 2014, which we refer to as the 8.375% Notes plus accrued and unpaid interest thereon.

Income Taxes

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)		(in thousands)
Income tax expense (benefit) from U.S. operations	$3,181	$48	$6,253	$(2,111)
Income tax (benefit) expense from foreign operations	(93)	266	33	433
Income tax expense (benefit)	$3,088	$314	$6,286	$(1,678)
Effective income tax rate	(21.3)%	314.0%	(20.8)%	6.8%

In the second quarter of 2013, we had income tax expense of $3.1 million, compared to an income tax expense of $0.3 million in the second quarter of 2012. The tax expense for the second quarter of 2013 and 2012 primarily relates to income taxes on our domestic operations. Our effective tax rate in the second quarter of 2013 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes. Our effective tax rate in the quarter ended June 30, 2012 was higher than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

In the first six months of 2013, we had income tax expense of $6.3 million, compared to an income tax benefit of $1.7 million in the first six months of 2012. The tax expense for the first six months of 2013 primarily relates to income taxes on our domestic operations. The tax benefit for the first six months of 2012 primarily relates to income tax benefits on our domestic operations. Our effective tax rate for both periods was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of June 29, 2013, the total valuation allowance on our net United States deferred tax assets was approximately $69.8 million. There was an increase during the second quarter of 2013 to the balance of our valuation allowance in the amount of $0.6 million. This increase relates to our discontinued operations and the lack of our ability to utilize certain state tax credits available to us as a result of exiting this facility and geographical area.

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

Income (Loss) from Discontinued Operations, net of taxes
The results for the second quarter of 2013 include the loss on our San Francisco print facility of $1.3 million, net of a tax expense of $0.2 million. The results for the second quarter of 2012 include (i) the loss on sale of our divestitures of $0.3 million, net of a tax benefit of $0.2 million, (ii) an operating loss of $0.2 million, net of a tax benefit of $0.1 million related to the divestitures, and (iii) income from operations related to our San Francisco print facility of $0.3 million, net of tax of $0.2 million.
The results for the first six months of 2013 include the loss on our San Francisco print facility of $1.5 million, net of a tax expense of $0.1 million. The results for the first six months of 2012 include (i) the loss on sale of our divestitures of $5.3 million, net of a tax benefit of $3.4 million, (ii) an operating income of $0.3 million, net of taxes of $0.2 million related to the divestitures, (iii) a reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture, and (iv) income from operations related to our San Francisco print facility of $0.3 million, net of tax of $0.2 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income.

Print and Envelope

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)		(in thousands)
Segment net sales	$304,580	$324,778	$621,185	$661,807
Segment operating income	$14,707	$24,046	$28,048	$33,581
Operating income margin	4.8%	7.4%	4.5%	5.1%
Restructuring, impairment and other charges	$2,791	$4,271	$5,028	$17,757

Segment Net Sales

Segment net sales for our print and envelope segment decreased $20.2 million, or 6.2%, in the second quarter of 2013, as compared to the second quarter of 2012. Net sales for our commercial printing operations declined $19.5 million, primarily due to: (i) lower sales volumes due to timing of customer production schedules versus the prior year, (ii) lower customer demand, and (iii) continued pricing pressures present in the industry. Net sales of our envelope operations decreased $0.7 million primarily due to: (i) lower sales volumes from our office product customers due to our decision to exit certain lower margin business, and (ii) lower average selling prices due to our initiatives to gain market share as well as pricing pressures from a competitor now in bankruptcy protection. This decrease was partially offset by higher sales volumes from our initiatives to obtain further market share within the more generic envelope products along with increased demand from certain direct mail customers.

Segment net sales for our print and envelope segment decreased $40.6 million, or 6.1%, in the first six months of 2013, as compared to the first six months of 2012. Net sales for our commercial printing operations declined $37.4 million, primarily due to: (i) lower sales volumes due to timing of customer production schedules versus the prior year, (ii) lower customer demand, (iii) continued pricing pressures present in the industry, and (iv) a journal plant closure occurring in the first quarter of 2012. Net sales of our envelope operations decreased $3.2 million primarily due to: (i) lower sales volumes from our office product customers due to our decision to exit certain lower margin business, and (ii) lower average selling prices due to our initiatives to gain market share as well as pricing pressures from a competitor now in bankruptcy protection. This decrease was partially offset by higher sales volumes from our initiatives to obtain further market share within the more generic envelope products along with increased demand from certain direct mail customers.

Segment Operating Income

Segment operating income for our print and envelope segment decreased $9.3 million, or 38.8%, in the second quarter of 2013, as compared to the second quarter of 2012. This decrease was primarily due to lower gross margin of $9.7 million primarily due to lower sales volumes and higher input costs from our commercial printing operations along with continued lower average selling prices and higher input costs within our envelope operations. We have not had the ability to pass along material price increases to our envelope customers over the past two years. The decrease was also caused by higher selling, general and administrative expenses of $1.1 million. These declines were partially offset by lower restructuring, impairment and other charges of $1.5 million, primarily due to the closure and consolidation of a print plant into our existing operations in the first quarter of 2012.

Segment operating income for our print and envelope segment decreased $5.5 million, or 16.5%, in the first six months of 2013, as compared to the first six months of 2012. This decrease was primarily due to lower gross margin of $18.6 million primarily due to lower sales volumes and higher input costs from our commercial printing operations along with continued lower average selling prices, and higher input costs within our envelope operations. We have not had the ability to pass along material price increases to our envelope customers over the past two years. These declines were partially offset by (i) lower restructuring, impairment and other charges of $12.7 million, primarily due to the closure and consolidation of a print plant into our existing operations in the first quarter of 2012, and (ii) lower selling, general and administrative expenses of $0.2 million.

Label and Packaging

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)		(in thousands)
Segment net sales	$111,122	$108,440	$222,808	$221,170
Segment operating income	$12,664	$12,668	$23,494	$24,871
Operating income margin	11.4%	11.7%	10.5%	11.2%
Restructuring, impairment and other charges	$(167)	$55	$(8)	$502

Segment Net Sales

Segment net sales for our label and packaging segment increased $2.7 million, or 2.5%, in the second quarter of 2013, as compared to the second quarter of 2012. Net sales from our packaging operations increased $3.0 million, primarily due to increased sales volumes from account wins. Net sales from our label operations decreased $0.3 million, primarily due to lower sales volumes from our specialty and custom products business, and our long-run label business, primarily due to lower customer demand, offset in part by (i) the acquisition of Express Label in the first quarter of 2013, as Express Label was not included in our results in the second quarter of 2012, and (ii) higher sales from our ability to pass along price increases within our specialty and custom products business to cover higher raw material input costs.

Segment net sales for our label and packaging segment increased $1.6 million, or 0.7%, in the first six months of 2013, as compared to the first six months of 2012. Net sales from our label operations increased $1.5 million, primarily due to: (i) higher sales from our ability to pass along price increases within our short-run labels business and our specialty and custom products business to cover higher raw material input costs, and (ii) the acquisition of Express Label in the first quarter of 2013, as Express Label was not included in our results in the first six months of 2012. These increases were offset in part by lower sales volumes from our short-run and long-run label businesses, due to lower customer demand. Net sales from our packaging operations were relatively flat primarily due to increased sales volumes from account wins, substantially offset by lower sales volumes in the first quarter resulting from the run out of lower margin accounts that we exited in prior years and disruption due to a press fire in our label and packaging segment.

Segment Operating Income

Segment operating income for our label and packaging segment was flat in the second quarter of 2013, as compared to the second quarter of 2012. This segment experienced higher gross margins of $1.5 million, primarily due to the acquisition of Express Label, that were offset by higher selling, general and administrative expenses of $1.6 million.

Segment operating income for our label and packaging segment decreased $1.4 million, or 5.5%, in the first six months of 2013, as compared to the first six months of 2012. This decrease was primarily due to higher selling, general and administrative expenses of $2.3 million, offset in part by (i) increased gross margins of $0.5 million, primarily from our label operations due to the acquisition of Express Label, and (ii) lower restructuring, impairment and other charges of $0.5 million.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses were relatively flat in the second quarter of 2013, as compared to the second quarter of 2012. Corporate expenses were higher by $2.4 million, or 15.0%, in the first six months of 2013, as compared to the first six months of 2012, primarily due to higher restructuring, impairment and other charges.

Restructuring, Impairment and Other Charges

During the first six months of 2013, we completed the integration of our acquisition of Envelope Product Group, which we refer to as EPG, with the closure and consolidation of an envelope facility. We also implemented additional cost savings actions in the first quarter of 2013, which is focused on overhead cost elimination, including targeted headcount reductions of approximately 200 employees to date and the potential closure of certain manufacturing facilities.

During the second quarter of 2013, as a result of our restructuring and integration activities, we incurred $2.7 million of restructuring, impairment and other charges, which included $0.6 million of employee separation costs, equipment moving expenses of $0.6 million, lease termination expenses of $0.5 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $0.9 million. During the second quarter of 2012, as a result of our restructuring and integration activities, we incurred $4.4 million of restructuring, impairment and other charges, which included $1.5 million of employee separation costs, asset impairments, net of $0.4 million, equipment moving expenses of $0.5 million, lease termination expenses of $0.4 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $1.6 million.

During the first six months of 2013, as a result of our restructuring and integration activities, we incurred $6.9 million of restructuring, impairment and other charges, which included $3.8 million of employee separation costs, asset impairments, net of $0.1 million, equipment moving expenses of $1.0 million, lease termination expenses of $0.6 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $1.3 million. During the first six months of 2012, as a result of our restructuring and integration activities, we incurred $18.4 million of restructuring, impairment and other charges, which included $3.3 million of employee separation costs, asset impairments, net of $6.7 million, equipment moving expenses of $0.6 million, lease termination expenses of $0.7 million, multi-employer pension withdrawal expenses of $4.9 million and building clean-up and other expenses of $2.2 million.

As of June 29, 2013, our total restructuring liability was $28.2 million, of which $7.0 million is included in other current liabilities and $21.2 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $23.6 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

There were no goodwill or intangible asset impairments recorded in the three and six months ended June 29, 2013 and June 30, 2012. Certain dispositions of assets or the continued performance by our Print reporting unit that is consistent with its year-to-date performance may require us to perform interim impairment tests on both goodwill and indefinite-lived intangible assets prior to the annual test at the beginning of December. In the event of such dispositions or in the event such performance continues, these tests may result in an impairment charge. As of June 29, 2013, goodwill and indefinite-lived intangible asset carrying values for the Print reporting unit were $51.3 million and $44.8 million, respectively.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $9.6 million in the first six months of 2013, which was primarily due to our net loss adjusted for non-cash items of $14.3 million, and a source of cash of $5.8 million from working capital, primarily offset by pension and post-retirement plan contributions, net of pension expense, of $5.3 million. The source of working capital primarily resulted from: (i) a source of cash from accounts receivables due to the timing of collections from and sales to our customers, (ii) a source of cash from accounts payable due to the timing of vendor payments, and (iii) a source of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt. These sources of cash were offset in part by a use of cash from inventory, as we purchased inventory ahead of anticipated supply constraints within our specialty product business line.

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

Net cash provided by operating activities of continuing operations was $15.9 million in the first six months of 2012, which was primarily due to our net loss adjusted for non-cash items of $35.5 million, and was offset by a use of cash $12.2 million from working capital. The use of working capital primarily resulted from: (i) a use of cash from accounts payable due to the timing of vendor payments, and (ii) a use of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement. These uses of cash were offset by (i) a source of cash from accounts receivables due to the timing of collections from and sales to our customers, and (ii) a source of cash from our inventories primarily due to the purchase of paper in advance of a price increase and the need to maintain finished goods inventory levels to meet customer contract requirements.

Net Cash Used in Operating Activities of Discontinued Operations. Represents the net cash used in operating activities of our divestitures.
Net Cash Used in Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $11.9 million in the first six months of 2013, primarily resulting from: (i) capital expenditures of $15.7 million, (ii) $5.1 million of cash consideration for the acquisition of Express Label, and (iii) a purchase of an investment of $1.7 million. These uses of cash were offset in part by (i) proceeds received from the sale of property, plant and equipment of $7.6 million, and (ii) proceeds received from an insurance claim of $3.0 million as a result of a fire that destroyed a press in our label and packaging segment.

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

Net cash used in investing activities of continuing operations was $8.3 million in the first six months of 2012 , primarily resulting from capital expenditures of $11.3 million and $0.6 million of cash consideration for an acquisition related to working capital settlement provisions. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $1.9 million and proceeds received from the sale of an intangible asset of $1.7 million.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) discontinued operations related to investing activities. In the first six months of 2012, the cash provided by discontinued investing activities primarily relates to net cash proceeds of approximately $39.9 million from the sale of our documents and forms business and our wide-format paper business.

Net Cash Provided By (Used In) Financing Activities of Continuing Operations. Net cash provided by financing activities of continuing operations was $6.2 million in the first six months of 2013, primarily due to: (i) proceeds from the issuance of $360 million secured term loan facility, (ii) proceeds from the issuance of $200 million asset-based revolving credit facility, and (iii) proceeds from the issuance of our Unsecured Term Loan of $50.0 million. These sources of cash were offset by: (i) repayment of our term loan B due 2016, which we refer to as our Term Loan B, of $389.1 million, (ii) the repayment of our 7.875% Notes of $67.8 million, (iii) the repayment of our Unsecured Term Loan of $15.0 million, (iv) repayments of our revolving credit facility of $18.0 million, (v) the payment of $13.9 million of financing related costs and expenses including an original issuance discount of $2.5 million on the issuance of our Unsecured Term Loan, and an original issuance discount of $1.8 million on the issuance of our $360 million secured term loan facility, and (vi) repayment of other long-term debt.

Net cash used in financing activities of continuing operations was $45.3 million in the first six months of 2012 , primarily due to the refinancing activities, repayment of $45.1 million of term loans primarily as a result of the excess cash flow sweep feature and the open market repurchases and retirements of our 7.875% Notes, 10.5% Notes and 8.375% Notes, of approximately $63.8 million, $5.0 million and $2.0 million, respectively, for $61.7 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest thereon. The refinancing activities included in the first six months of 2012 were: (i) the repayment of $165.0 million of our 10.5% Notes, $118.4 million of our 7.875% Notes and $23.2 million of our 8.375% Notes, (ii) the payment of $23.0 million of tender and consent fees and related transaction costs, (iii) the issuance of our $225.0 million 11.5% senior notes due 2017, which we refer to as the 11.5% Notes with an original issuance discount of $8.3 million, and (iv) the issuance of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes. These decreases were offset by increases in borrowings under our revolving credit facility in connection with these refinancing activities.

Net Cash Used in Financing Activities of Discontinued Operations. Represents the net cash used in discontinued operations related to financing activities. In the first six months of 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our credit facilities of $1.7 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of June 29, 2013, an increase of $18.3 million from December 29, 2012. This increase was primarily due to fees associated with the debt refinance costs, the acquisition of Express Label and net capital expenditures, partially offset by cash flows from operations. As of June 29, 2013, approximately 62% of our debt outstanding was subject to fixed interest rates. As of August 6, 2013, we had approximately $33.6 million borrowing availability under our $200 million asset-based revolving credit facility due 2017, which we refer to as our ABL Facility. From time to time we may refinance our debt obligations as business needs and market conditions warrant.

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

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If we do not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equaled $43.8 million on May 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by the Company and each existing and future direct and indirect North American subsidiary of Cenveo on an unsecured basis. The Unsecured Term Loan contains customary covenants that, among other things, place limits on the ability of the Company and/or the other guarantors to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

On April 16, 2013, we completed the refinancing of our existing Term Loan B and our revolving credit facility due 2014, which we refer to as the Revolving Credit Facility and together with the Term Loan B, we refer to as our Refinanced Facility, by entering into (i) a Second Amended and Restated Credit Agreement providing for a $360 million secured term loan facility, which we refer to as the Term Loan Facility, with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent, and (ii) a Credit Agreement providing for a $200 million asset-based revolving credit facility, which we refer to as the ABL Facility; and together with the Term Loan Facility, we refer to as the 2013 Credit Facilities, with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, we capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount. Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

Borrowing rates under each of the 2013 Credit Facilities are selected at our option at the time of each borrowing and are generally based on LIBOR or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan Facility, LIBOR-based borrowings have an interest rate of not less than 1.25% per annum plus an applicable margin of 5.00% per annum, and prime rate borrowings have an interest rate of not less than 2.25% per annum plus an applicable margin of 4.00% per annum. With respect to the ABL Facility, LIBOR-based borrowings have an interest rate margin ranging from 2.00% to 2.50% per annum, and prime rate borrowings have an interest rate margin ranging from 1.00% to 1.50% per annum, in each case depending on average availability under the ABL Facility for the most recent fiscal quarter. Under the ABL Facility, we pay a commitment fee on unused revolving loan commitments of 0.375% per annum or 0.50% per annum, depending on average usage under the ABL Facility for the most recent fiscal quarter.

Under the Term Loan Facility, the term loan amortizes in quarterly installments equal to 1% per year, commencing June 21, 2013, with the remaining principal balance due at maturity on February 13, 2017. Under the ABL Facility, all loans mature on February 13, 2017. Under each of the 2013 Credit Facilities, we may elect, in our sole discretion, to extend the maturity date upon the satisfaction of certain conditions related to the refinancing of outstanding indebtedness under our 11.5% senior unsecured notes due 2017, which we refer to as our 11.5% Notes, and our 8.875% senior second lien notes due 2018, which we refer to as our 8.875% Notes. If such conditions are satisfied, the maturity date of the Term Loan Facility may be extended to April 16, 2020 and the maturity date of the ABL Facility may be extended to April 16, 2018.

The obligations under the 2013 Credit Facilities are each guaranteed by Cenveo and each existing and future direct and indirect North American subsidiary. The 2013 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of Cenveo and our North American subsidiaries, including: (i) all capital stock of each present and future subsidiary (with certain exclusions of foreign subsidiaries), (ii) all present and future inter-company debt, (iii) all intellectual property rights, including patents, trademarks and copyrights, and (iv) substantially all of the present and future other property and assets, including material real property.

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

Also in connection with the 2013 Credit Facilities, we entered into an Amendment No. 1 to our existing unsecured $50.0 million aggregate principal amount term loan due 2017, which we refer to as the Unsecured Term Loan. The Unsecured Term Loan was amended in order to, among other things, permit the refinancing of the Refinanced Facility.

We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Letters of Credit

As of June 29, 2013, we had outstanding letters of credit of approximately $22.0 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Term Loan Facility	8.875% Notes	11.5% Notes	Outlook	Last Update
Moody’s	B3	Ba3	B3	Caa2	Negative	March 2013
Standard & Poor’s	B-	B+	CCC+	CCC	Stable	June 2013
In March 2013, Moody's Investors Services, which we refer to as Moody's, and Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and the ratings on our 8.875% Notes and 11.5% Notes. As part of the refinancing that closed in April 2013, both Moody's and Standard & Poor's initiated ratings on the 2013 Term Loan as outlined above. In June 2013, Standard & Poor's lowered ratings on the Corporate Rating and each tranche by one level. The detail of all current ratings have been provided in the table above.
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

As of June 29, 2013, we were in compliance with all debt agreement covenants. Certain acquisitions or dispositions of assets or the continued performance by our Print reporting unit that is consistent with its year-to-date performance may require us to obtain consents and/or amendments from our lender base in accordance with our debt agreements. While we expect that any necessary consent or amendment would be obtained, there can be no assurance this will be the case. Any such consent or amendment may result in up-front fees or higher interest costs. A consent or amendment may also involve other changes to our debt agreements that, while not directly related to changing covenants that are directly related to such acquisitions or dispositions or to the performance of our Print reporting unit, may restrict our future operating flexibility.
We expect that our internally generated cash flows and financing available under our ABL Facility will be sufficient to fund our working capital needs for the next twelve months; however, this cannot be assured.

Contractual Obligations

Contractual obligations disclosed in our 2012 10-K increased by approximately $4.4 million. Our long-term debt balance increased approximately $21.3 million to pay refinancing related costs and expenses and to fund working capital needs. This increase was partially offset by lower expected future cash interest payments on long-term debt of $16.9 million due to lower interest rates as a result of our 2013 refinancing activities.

Seasonality
Our print plants experience seasonal variations. Revenues associated with consumer publications, such as holiday catalogs and automobile brochures tend to be concentrated from July through October. Revenues from annual reports are generally concentrated from February through April. Revenues associated with the educational and scholastic market and promotional materials tend to decline in the summer. As a result of these seasonal variations, some of our print operations operate at or near capacity at certain times throughout the year. Our envelope market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets occurring during the fourth quarter of the year primarily related to holiday purchases.
Our general label business has historically experienced a seasonal increase to net sales during the first and second quarters of the year primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our prescription label business has historically experienced seasonality in net sales due to cold and flu seasons generally concentrated in the fourth and first quarters of the year. As a result of these seasonal variations, some of our label operations operate at or near capacity at certain times throughout the year. Our packaging business has not historically experienced seasonal variations.

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

As of June 29, 2013, we had variable rate debt outstanding of $458.6 million. A 1% increase to the current LIBOR rates would have a $1.1 million impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended June 29, 2013, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of $1.8 million and $3.7 million, respectively, and operating income of approximately $0.1 million and $0.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 29, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 29, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.4*
Third Supplemental Indenture, dated as of April 16, 2013, to the Indenture dated as of February 5, 2010 among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation.

Item 6.	Exhibits
4.5
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.6
Registration Rights Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.7
Intercreditor Agreement dated as of February 5, 2010 among Cenveo Corporation, Cenveo, Inc., the grantors named therein, Wells Fargo Bank, National Association, as second lien collateral agent, Bank of America, N.A., as first lien agent and control agent—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.8
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

4.10
Indenture, dated as of March 28, 2012 among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11.5% Notes—incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed March 30, 2012.

4.11
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed March 30, 2012.

4.12
Registration Rights Agreement, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and the initial purchasers named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.7 to registrant's current report on Form 8-K filed March 30, 2012.

4.13
Indenture, dated as of March 28, 2012, by and among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7% Notes—incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed March 30, 2012.

4.14
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 7% Notes—incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K filed March 30, 2012.

10.1*
Amendment No. 1, dated as of April 16, 2013, to Credit Agreement, dated as of January 18, 2013, among Cenveo Corporation, Cenveo, Inc., Macquarie US Trading LLC, as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed January 25, 2013.

10.2
Second Amended and Restated Credit Agreement, dated as of June 21, 2006, as amended and restated as of December 21, 2010 and further amended and restated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Syndication Agent and Documentation Agent, and the other lenders party thereto-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K, filed April 22, 2013.

10.3
Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, an Issuing Bank and Swingline Lender, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K, filed April 22, 2013.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits
32.1**	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on August 7, 2013.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)